Form 10-K
period 1993-10-31
URS CORP /NEW/
filed 1994-01-28
CIK 102379

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the Fiscal Year Ended October 31, 1993
                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the Transition Period from ___ to ___
                        Commission file number 1-7567
                               URS CORPORATION
           (Exact name of registrant as specified in its charter)
       Delaware                                       94-1381538
  (State or other jurisdiction                      (I.R.S. Employer
   of incorporation)                                Identification No.)

  100 California Street, Suite 500,
  San Francisco, California                            94111-4529
   (Address of principal executive offices)            (Zip Code)
                               (415) 774-2700
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class:            Name of each exchange on which registered:
Common Shares, par value $.01 per share             New York Stock Exchange
                                                    Pacific Stock Exchange
8 5/8% Senior Subordinated Debentures               New York Stock Exchange
     due 2004                                       Pacific Stock Exchange
6 1/2% Convertible Subordinated Debentures          New York Stock Exchange
     due 2012                                       Pacific Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                    None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

  On January 14, 1994, there were 6,989,369 Common Shares outstanding, and the aggregate market value of the Common Shares of URS Corporation held by nonaffiliates was approximately $23.1 million based on the closing sales price as reported in the consolidated transaction reporting system.

                     Documents Incorporated by Reference
  Items 10, 11, and 12 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 22, 1994.

                         Exhibit Index on Page 43

                                   PART I

ITEM 1.   BUSINESS

  URS Corporation (the "Company") offers a broad range of planning, design and program and construction management services for engineering, architectural and environmental projects. The Company serves public and private sector clients throughout the United States in two principal markets: infrastructure projects involving transportation systems, institutional and commercial facilities and water resources; and environmental projects involving hazardous waste management and pollution control.

  The Company conducts its business through 24 offices located throughout the United States. The Company has approximately 1,100 full-time employees, many of whom hold advanced or technical degrees and have extensive experience in sophisticated disciplines applicable to the Company's business. The Company believes that its geographic and technical diversity allow it to compete for local, regional and national projects, and enable it to apply to each project a variety of resources from its national network.

                                  Services
                                  --------

  The Company provides professional services in three major areas: planning, design and program and construction management through the Company's
24 offices. Each of these offices is responsible for obtaining local or regional contracts. This approach allows regional government agencies and private clients to view the Company's offices as local businesses with superior service delivery capabilities. Because the Company can draw from its large and diverse network of professional and technical resources, the Company has the capability to market and perform large, multi-state projects.

Planning
- --------

  Planning covers a broad range of assignments, ranging from conceptual design and technical and economic feasibility studies to community involvement programs. Planning services also involve developing alternative concepts for project implementation and analyzing the impacts of each alternative.

  In addition to traditional engineering and architectural planning services, the Company has extensive expertise in a number of highly specialized areas, including toll facilities, health care facility renovation, environmental site analysis, water quality planning for urban storm water management and site remediation assignments.

Design
- ------

  The Company's professionals provide a broad range of design and design-related services, including computerized mapping, architectural and interior design, civil, sanitary and geotechnical engineering, process design and seismic (earthquake) analysis and design. For each project, the Company identifies the project requirements and then integrates and coordinates the various design elements. The result is a set of contract documents that may include plans, specifications and cost estimates that are used to build a project. These documents detail design characteristics and set forth for the contractor the materials which should be used and the schedule for construction. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

Program and Construction Management
- -----------------------------------

  The Company's program and construction management services include master scheduling of both the design and construction phases, construction and life-cycle cost estimating, cash flow analysis, value engineering, constructability reviews and bid management. Once construction has begun, the Company supervises and coordinates the activities of the construction contractor. This frequently involves acting as the owner's representative for on-site supervision and inspection of the contractor's work. In this role, the Company's objective is to monitor a project's schedule, cost and quality. The Company generally does not take contractual responsibility for the contractor's risks and methods, nor for site safety conditions.

                                   Markets
                                   -------
  The Company's strategy is to focus on two major markets: infrastructure projects involving transportation systems, institutional and commercial facilities and water resources; and environmental projects involving hazardous waste management and pollution control. The Company has developed a nationwide identity based on its successful completion of a number of highly visible rehabilitation and expansion projects in these markets. Although the Company views these markets as being distinct, the Company provides its planning, design and program and construction management services to both markets.

Infrastructure
- --------------

  The Company has significant expertise in three areas relating to the infrastructure market: transportation systems, institutional and commercial facilities and water resources projects.

  TRANSPORTATION SYSTEMS. The Company's engineers, designers, planners and managers provide services for projects involving all types of transportation networks, such as highways, roadways, streets, bridges, rapid and mass transit systems, airports and marine facilities. These services range from the design of interstate highways to harbor traffic simulation studies and may extend from conceptual planning through preliminary and final design to construction management. Historically, the Company's emphasis in this area has been on the design of new transportation facilities, but in recent years the rehabilitation of existing facilities has become a major focus.

  INSTITUTIONAL AND COMMERCIAL FACILITIES. The Company provides architectural, engineering design, space planning and construction supervision services to this market. Demand for low-maintenance, energy efficient facilities drive today's market for commercial and industrial buildings. In addition, there is increased pressure to renovate facilities to meet changing needs and current building standards.

  WATER RESOURCES. The Company's capabilities in this market include the planning, design and program and construction management of water supply, storage, distribution and treatment systems, as well as work in basin plans, groundwater supply, customer rate studies, urban run-off, bond issues, flood control, water quality analysis and beach erosion control.

Environmental
- -------------
  The Company has developed expertise in two principal environmental markets: hazardous waste management and pollution control.

  HAZARDOUS WASTE MANAGEMENT. The Company conducts initial site investigations, designs remedial actions for site clean-up and provides construction management services during site clean-up. This market involves identifying and developing measures to effectively dispose of hazardous and toxic waste at contaminated sites. The Company also provides air quality monitoring and designs individual facility modifications required to meet local, state and Federal air quality standards. This work requires specialized knowledge of and compliance with complex Federal and state regulations, as well as the permitting and approval processes. Solid waste management services provided by the Company include facility siting, transfer station design and community-wide master planning.

  The Company has been awarded several significant contracts with government agencies, including a contract with the U.S. Department of Defense for environmental engineering and remediation work in the Northwest and Alaska under the Comprehensive Long-Term Environmental Action-Navy ("Navy CLEAN") program and two contracts with the U.S. Environmental Protection Agency ("EPA") under its Alternative Remedial Contracting Strategy ("EPA ARCS") program. Under the Navy CLEAN contract, the Company provides site inspections, site characterizations, remediation designs and action plans for contaminated Navy facilities. A portion of the Navy CLEAN contract, which is expected to have a ten-year term, is awarded each year over the life of the contract. In fiscal 1993 and 1992, the Company generated revenues associated with the Navy CLEAN contract of $22.1 million and $29.3 million, respectively. The Company's services under the ten year EPA ARCS contracts include investigating the nature and extent of contamination by hazardous materials, performing risk assessments, evaluating the feasibility of various options for remedial action and providing management, technical, quality assurance and health and safety reviews of potentially responsible party submittals. Work under the EPA ARCS contracts is performed on a task order basis. In fiscal 1993 and 1992, the Company recognized revenues of $16.5 million and $12.4 million, respectively, under the EPA ARCS contracts.

  POLLUTION CONTROL. The Company's principal services in this market include the planning and design of new wastewater facilities, such as sewer systems and wastewater treatment plants, and the analysis and expansion of existing systems. The types of work performed by the Company include infiltration/ inflow studies, combined sewer overflow studies, water quality facilities planning projects and design and construction management services for wastewater treatment plants.

                                   Clients
                                   -------
General
- -------
  The Company's clients include local, state and Federal government agencies and private sector businesses. Since 1989, revenues from Federal government projects have increased as a percentage of the Company's total revenues. The Company's revenues from local, state and Federal government agencies and private businesses for the last five fiscal years are as follows:

              1993               1992                1991               1990              1989
              ----               ----                ----               ----              ----
                                               (In thousands)
Local and
 state
agencies    $ 80,350     55%   $ 65,315     48%   $ 68,720      56%   $ 62,056     59%    $58,640     64%

Federal
 agencies     48,713     33      52,530     38      35,614      29      28,398     27      16,460     18

Private
 Business     16,698     12      18,948     14      18,504      15      14,725     14      16,365     18
            --------    ----   --------    ----   --------     ----   --------    ----   --------    ----

 Total      $145,761    100%   $136,793    100%   $122,838     100%   $105,179    100%    $91,465    100%
             =======    ====    =======    ====    =======     ====    =======    ====    =======    ====

Contract Pricing and Terms of Engagement
- ----------------------------------------
  Under its cost-plus contracts, the Company charges clients negotiated rates based on the Company's direct and indirect costs. Labor costs and subcontractor services are the principal components of the Company's direct costs. Federal Acquisition Regulations limit the recovery of certain specified indirect costs on contracts subject to such regulations . In negotiating a cost-plus contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. The Company receives payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, the Company must obtain a contract modification in order to receive payment for such overage. The Company's profit margin will increase to the extent the Company is able to reduce actual costs below the estimates used to produce the negotiated fixed prices on contracts not covered by Federal Acquisition Regulations; conversely, the Company's profit margin will decrease and the Company may realize a loss on the project if the Company does not control costs and exceeds the overall estimates used to produce the negotiated price.

  Cost-plus contracts covered by Federal Acquisition Regulations require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. The Defense Contract Audit Agency, auditors for the Department of Defense and other Federal agencies, has completed incurred cost audits of the Company's Federal contracts for fiscal years ended through October 31, 1986, resulting in immaterial adjustments. The Company does not anticipate significant contract adjustments or other government action resulting from government audits of the years 1987 through 1993.

  Under its fixed-price contracts, the Company receives an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, no payment adjustments are made if the Company over-estimates or under-estimates the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, the Company's profit margin will increase to the extent the number of labor hours and other costs are below the contracted amounts. The profit margin will decrease and the Company may realize a loss on the project if the number of labor hours required and other costs exceed the estimates.

Backlog, Project Designations and Indefinite Delivery Contracts
- ---------------------------------------------------------------
  The Company's contract backlog was $142.0 million at October 31, 1993, compared to $123.5 million at October 31, 1992. The Company's contract backlog consists of the amount billable at a particular point in time for future services under executed, funded contracts. Indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, are included in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $142.0 million at October 31, 1993, approximately 30%, or $43 million, is not reasonably expected to be filled within the next fiscal year ending October 31, 1994.

  The Company has also been designated by customers as the recipient of certain future contracts. These "designations" are projects that have been awarded to the Company but for which contracts have not yet been executed.

Task orders under executed indefinite delivery contracts which are expected to be issued in the immediate future are included in designations. Total contract designations were estimated to be $213.6 million at October 31, 1993, as compared to $154.8 million at October 31, 1992. Typically, a significant portion of designations are converted into signed contracts. However, there is no assurance this will continue to occur in the future.

  Indefinite delivery contracts are signed contracts where work is performed only when specific task orders are issued by the client. Generally these contracts exceed one year and often indicate a maximum term and potential value. Examples of such contracts are the Navy CLEAN and EPA ARCs contracts. Certain indefinite delivery contracts are for a definite time period with renewal option periods at the client's discretion. While the Company believes that it will continue to get work under these contracts over their entire term, because of renewals and the necessity for issuance of individual task orders, continued work by the Company and the realization of their potential maximum values under these contracts is not assured.

  However, because of the increasing frequency with which the Company's government and private sector clients use this contracting method, the Company believes their potential value should be disclosed along with backlog and designations as an indicator of the Company's future business. When the client notifies the Company of the scope and pricing of task orders, the estimated value of such task orders are added to designations. When such task orders are signed and funded, their value goes into backlog. At
October 31, 1993, the potential value of the Company's five largest indefinite delivery contracts was as follows:

                                                                             At October 31, 1993
                                                                   -------------------------------------
                                    Total          Revenues                                     Estimated
                                  Potential     Recognized thru      Funded       Estimated     Remaining
Contract            Term           Values       October 31, 1993     Backlog     Designations     Values
- --------            ----          ---------     ----------------     -------     ------------   ---------
                                                  (In millions)
EPAARCs (9&10)      1989-1999      $182.5           $ 15.6            $6.5          $ 5.2         $155.2

Navy CLEAN          1989-1999       166.0             78.6             7.9            4.9           74.6

EPAARCs (6,7&8)     1989-1999       119.7             27.9             5.5           26.0           60.3

Plattsburgh AFB     1992-1997       100.0              1.0             2.4            6.9           89.7

NY State
 Environmental
 Remediation        1989-1996        20.0              6.4             1.5             -            12.1
                                    -----            -----            ----           ----          -----
    Total                          $588.2           $129.5           $23.8          $43.0         $391.9
                                    =====            =====            ====           ====          =====

                                 Competition
                                 -----------

  The engineering and architectural services industry is highly fragmented and very competitive. As a result, in each specific market area the Company competes with many engineering and consulting firms, several of which are substantially larger than the Company and which possess greater financial resources. No firm currently dominates any significant portion of the Company's markets.

  Competition is based on quality of service, expertise, price, reputation and local presence. The Company believes that it competes favorably with respect to each of these factors in the markets it serves.

                                  Employees
                                  ---------

  The Company has approximately 1,100 full-time employees, many of whom hold advanced or technical degrees and have extensive experience in a variety of disciplines applicable to the Company's business. The Company also employs, at various times on a temporary basis, up to several hundred additional persons to meet contractual requirements. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a strike or work stoppage. The Company believes that employee relations are good.

ITEM 2.  PROPERTIES

  The Company leases office space in 24 locations throughout the United States. Most of the leases are written for a minimum term of three years with options for renewal, sublease rights and allowances for improvements. Significant lease agreements expire at various dates through the year 2002. The Company believes that its current facilities are sufficient for the operation of its business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

ITEM 3.  LEGAL PROCEEDINGS

  Item 8, Financial Statements and Supplementary Data, Note 7 -- Commitments and Contingencies is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1993.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                          POSITION HELD                      AGE
- ----                          -------------                      ---
Martin M. Koffel.........Chief Executive Officer, President       54
                         and Director of the Company
                         from May 1989; Chairman of the
                         Board from June 1989; independent
                         executive management services
                         contractor, 1988 to 1989;
                         President, Optometric Group,
                         The Cooper Companies, Inc.
                         (formerly CooperVision, Inc.),
                         1987 to 1988; President,
                         CooperVision, Inc., 1987;
                         President, Cooper LaserSonics,
                         Inc., 1986; President,
                         Diasonics, Inc., 1985 to 1986;
                         President, Oral-B Laboratories,
                         Inc., 1981 to 1985; Director,
                         Regent Pacific Corporation
                         since 1993.

Michael B. Shane.........Executive Vice President and             52
                         Director of the Company from
                         February 1989; Acting Chief
                         Operating Officer of the
                         Company from February 1989
                         until May 1989 when Mr. Koffel
                         became Chief Executive Officer;
                         General Counsel of the Company
                         since April 1987; Secretary and
                         Vice President of the Company
                         from April 1987 to February
                         1989 and Secretary since
                         January 1990; outside litigation
                         counsel for the Company from
                         1979 to 1987.

Irwin L. Rosenstein......President of URS Consultants,            57
                         Inc., a wholly-owned subsidiary
                         of the Company, and Director
                         since February 1989; Vice
                         President of the Company since
                         1987; President of Eastern
                         Region of URS Consultants,
                         Inc. from August 1986 to
                         February 1989.

NAME                          POSITION HELD                      AGE
- ----                          -------------                      ---
Kent P. Ainsworth........Vice President and Chief                 48
                         Financial Officer of the
                         Company from January 1991;
                         financial consultant from
                         March 1990 through December
                         1990; Vice President and
                         Chief Financial Officer of
                         DiGiorgio Corporation from
                         November 1987 through
                         February 1990; Vice President
                         and Chief Financial Officer
                         of Hale Technology
                         Corporation and various of
                         its subsidiaries from January
                         1982 through October 1987.

Martin S. Tanzer, Ph.D...Executive Vice President of              49
                         URS Consultants, Inc.,
                         a wholly-owned subsidiary of
                         the Company, since February 1989.
                         Vice President of URS Consultants,
                         Inc. from 1984 through February
                         1989.

Marvin J. Bloom..........Sr. Vice President and Regional          52
                         Manager of URS Consultants, Inc.,
                         a wholly-owned subsidiary of
                         the Company, since January 1993;
                         Sr. Vice President and Division
                         Manager of URS Consultants, Inc.
                         from December 1992 through
                         January 1993; Vice President and
                         Division Manager of URS
                         Consultants, Inc. from March 1991
                         through December 1992; Vice
                         President and Branch Manager of
                         URS Consultants, Inc. from August
                         1990 through February 1991; Deputy
                         Division Manager of Sverdrup
                         Corporation from June 1987 through
                         August 1990.

NAME                          POSITION HELD                      AGE
- ----                          -------------                      ---
Charles A. Rodenfels.....Sr. Vice President of Architectural      38
                         Services, URS Consultants, Inc.,
                         a wholly-owned subsidiary of the
                         Company, National Director of
                         Architectural Services from July
                         1993; Sr. Vice President, URS
                         Consultants, Inc., Ohio Division
                         Manager from November 1990 to
                         July 1993; Vice President, URS
                         Consultants, Inc. Ohio Branch
                         Manager from November 1989 to
                         November 1990; Director of
                         Business Development, URS
                         Consultants, Inc., Ohio Columbus
                         office, November 1981 to November
                         1989.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The Company's Common Shares are listed on the New York and Pacific Stock Exchanges (under the symbol "URS"). At January 14, 1994, the Company had approximately 2,200 stockholders of record. The following table sets forth the high and low closing sale prices of the URS Common Shares, as reported by The Wall Street Journal for the periods indicated.

                                                       MARKET PRICE
                                                    LOW            HIGH
                                                 -----------------------
Fiscal Period:
         1992:
           First Quarter                           $ 7.88          $10.38
           Second Quarter                          $ 8.00          $10.75
           Third Quarter                           $ 7.13          $ 8.38
           Fourth Quarter                          $ 6.63          $ 8.38
         1993:
           First Quarter                           $ 7.50          $10.00
           Second Quarter                          $ 7.13          $ 9.63
           Third Quarter                           $ 4.38          $ 7.50
           Fourth Quarter                          $ 4.75          $ 5.50
         1994:
           First Quarter                            $ 4.75         $ 6.38
             (through January 14, 1994)

  The Company has not paid cash dividends since 1986. The declaration of dividends, except stock dividends, is restricted by the terms of the Company's credit agreement with it's bank and the indenture governing the 8-5/8% Senior Subordinated Debentures due 2004 (see Item 8, Financial Statements and Supplementary Data, Note 6 -- Long-Term Debt). Further, the declaration of dividends could be precluded by existing Delaware law.

ITEM 6.  SUMMARY OF SELECTED FINANCIAL INFORMATION

  The following table sets forth selected financial data of the Company for the years ended October 31, 1989 through 1993. The data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto.

                                              SUMMARY OF SELECTED FINANCIAL INFORMATION
                                                (In thousands, except per share data)

                                                           Years Ended October 31,
                                        1993            1992          1991           1990           1989
                                     -----------------------------------------------------------------------
Income Statement Data:

Revenues                             $145,761       $136,793       $122,838       $105,179       $ 91,465
                                     --------       --------       --------       --------       --------

Operating expenses:
 Direct operating                      91,501         85,384         72,659         61,077         52,243
 Indirect, general and
  administrative                       51,607         45,473         45,311         42,994         50,592
                                     --------       --------       --------       --------        -------
 Total operating expenses             143,108        130,857        117,970        104,071        102,835
                                     --------       --------       --------       --------        -------

Operating income (loss)                 2,653          5,936          4,868          1,108        (11,370)
Interest expense, net                   1,220          1,208          2,326          4,817          5,779
Income (loss) from continuing        --------       --------       --------       --------       --------
  operations before income taxes        1,433          4,728          2,542         (3,709)       (17,149)
Income tax expense                        140            460            250           -               409
Income (loss) from continuing        --------       --------       --------       --------       --------
  operations                            1,293          4,268          2,292         (3,709)       (17,558)
Loss from discontinued                   -              -              -            (7,901)       (11,654)
operations                           --------       --------       --------       --------       --------
Income (loss) before
  extraordinary item                    1,293          4,268          2,292        (11,610)       (29,212)
Extraordinary item:
 Gain on debenture exchange              -              -              -              -            29,132
                                     --------       --------       --------       --------       --------
Net income (loss)                    $  1,293       $  4,268       $  2,292       $(11,610)      $    (80)
                                      =======        =======        =======        =======        =======

Net income (loss) per share: Primary:
   Continuing operations             $    .18       $    .55       $    .40       $  (1.57)      $ (22.05)
   Discontinued operations                -              -              -            (3.34)        (14.64)
   Extraordinary item                     -              -              -              -            36.59
                                     --------       --------       --------       --------       --------
    Total                            $    .18       $    .55       $    .40       $  (4.91)      $   (.10)
                                      =======        =======        =======        =======        =======
 Fully diluted:
   Continuing operations                  .18       $    .55       $    .38       $  (1.57)      $ (22.05)
   Discontinued operations                -              -              -            (3.34)        (14.64)
   Extraordinary item                     -              -              -               -           36.59
                                     --------       --------       --------       --------       --------
    Total                            $    .18       $    .55       $    .38       $  (4.91)      $   (.10)
                                      =======        =======        =======        =======        =======

 Weighted average shares:
   Primary                              6,971          8,221          6,742          2,369            796
   Fully diluted                        6,971          8,221          6,282          2,369            796

                                                                 As of October 31,
                                       1993           1992           1991           1990             1989
                                      --------------------------------------------------------------------
                                                                  (In thousands)
Balance Sheet Data:

 Working capital (deficit)           $27,684        $26,836        $21,891        $14,365        $ (3,440)
 Total assets                         58,074         54,892         49,831         51,374          50,845
 Total debt                            8,277          8,705          8,347         25,297          50,529
 Shareholders' equity
  (deficit)                          $29,389        $27,878        $23,264        $ 1,217        $(17,052)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                            Results of Operations

Fiscal 1993 Compared with Fiscal 1992
- -------------------------------------
  Revenues in fiscal 1993 were $145.8 million, or 7% over the amount reported in fiscal 1992. The growth in revenues is primarily attributable to increases in revenues derived from all areas of the Company's business, particularly transportation and other infrastructure projects in the Northeast. Revenues generated from the Company's three largest contracts; Navy CLEAN; EPA ARCS 9&10; and EPA ARCS 6, 7, & 8, decreased slightly in fiscal 1993 to $38.5 million as compared to $41.7 million in fiscal 1992.
The decrease in revenues from these contracts is primarily due to a decrease in the number of task orders for hazardous waste services on the Navy CLEAN contract. Revenues generated from private commercial businesses decreased from $18.9 million in fiscal 1992 to $16.7 million in fiscal 1993.

  Direct operating expenses, which consist of direct labor and direct expenses, including subcontractor costs, increased $6.1 million, or 7%, over the amount reported in fiscal 1992. The increase is due to an overall increase in the Company's business in fiscal 1993 as compared to fiscal 1992. Indirect general and administrative expenses ("IG&A") increased to
$51.6 million in fiscal 1993 from $45.5 million in fiscal 1992. Expressed as a percentage of revenues, IG&A expenses increased from 33% in fiscal 1992 to
35% in fiscal 1993.   The increase in IG&A expenses is primarily attributable
to the overall increase in the Company's business and to the one-time charge of $2.0 million taken in the third quarter of fiscal 1993 in connection with the planned phase-out of certain of the Company's architectural offices and for claims on certain of the Company's architectural projects. To a lesser extent, IG&A expenses increased due to program delays experienced in connection with certain of the Company's contracts. Net interest expense remained relatively constant at $1.2 million in fiscal 1993.

  The Company earned $1.4 million before income taxes in fiscal 1993 compared to $4.7 million in fiscal 1992. While the Company has available net operating loss carryforwards for Federal income tax purposes, for state income tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, the Company's effective tax rate for fiscal 1993 was approximately 10%.

  Net income decreased to $1.3 million in fiscal 1993 as compared to $4.3 million in fiscal 1992. The Company earned $.18 per share in fiscal 1993 compared to $.55 per share in fiscal 1992.

  The Company's backlog of signed and funded contracts at October 31, 1993 was $142.0 million, as compared to $123.5 million at October 31, 1992. The value of the Company's designations, which are awarded projects for which contracts have not been signed, was $213.6 million at October 31, 1993, as compared to $154.8 million at October 31, 1992.

Fiscal 1992 Compared with Fiscal 1991
- -------------------------------------
  Revenues in fiscal 1992 grew to $136.8 million, or 11% over the amount reported in fiscal 1991. The growth in revenues is primarily attributable to increases in revenues generated from the Company's three largest contracts; Navy CLEAN; EPA ARCS 9 & 10; and EPA ARCS 6, 7 & 8. Combined revenues on these contracts were $41.7 million in fiscal 1992 compared to $25.5 million in fiscal 1991. The increase in revenues from these contracts is due to an increase in the number of task orders for hazardous waste clean-up services. Revenues generated from private commercial businesses increased marginally to $18.9 million from $18.5 million in fiscal 1991.

  Direct operating expenses, which consist of direct labor and direct expenses, including subcontractor costs, increased $12.7 million, or 17% over the amount reported in fiscal 1991. The increase is due to a greater volume of subcontractor and outside laboratory services related to the Navy CLEAN and EPA ARCS contracts in fiscal 1992. Conversely, while revenues increased by 11%, IG&A expenses remained relatively constant at $45 million. Expressed as a percentage of revenues, IG&A expenses decreased from 37% in fiscal 1991 to 33% in fiscal 1992. The Company attributes this decrease to continued emphasis on cost controls. Net interest expense decreased from $2.3 million in fiscal 1991 to $1.2 million in fiscal 1992 due to significantly lower debt levels in fiscal 1992 as the result of the secondary common stock offering completed by the Company in June 1991.

  The Company earned $4.7 million before income taxes in fiscal 1992 compared to $2.5 million in fiscal 1991. While the Company has available net operating loss carryforwards for Federal income tax purposes, for state income tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, the Company's effective tax rate for fiscal 1992 was approximately 10%.

  Net income increased 86% to $4.3 million, compared to $2.3 million in fiscal 1991. The Company earned $.55 per share in fiscal 1992 compared to $.38 per share in fiscal 1991.

  The Company's backlog of signed and funded contracts at October 31, 1992 was $123.5 million, as compared to $120.6 million at October 31, 1991. The value of the Company's designations, which are awarded projects for which contracts have not been signed, was $154.8 million at October 31, 1992, as compared to $101.4 million at October 31, 1991.

Income Taxes
- ------------
  Prior to October 10, 1989, the Company had available net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately
$51 million. As a result of a change in ownership as defined by Section 382 of the Internal Revenue Code ("IRC") that occurred on October 10, 1989, the Company's NOL carryforwards for financial statement and Federal income tax purposes became limited to approximately $750,000 per year for the succeeding fifteen-year carryforward period, for an aggregate of $11.2 million, plus NOL attributable to recognized built-in gains, limited to $14 million by IRC
Section 382, for a total of $25.2 million. The financial statement tax benefits arising from these NOL carryforwards will be recognized as a reduction in financial statement tax expense and an addition to paid-in capital in the years utilized. At October 31, 1993, the Company had utilized $8.0 million of the total $25.2 million for Federal income tax purposes and $8.1 million for financial statement purposes.

                       Liquidity and Capital Resources
                       -------------------------------

  The Company's liquidity and capital measurements are set forth below:

                                              October 31,
                                1993             1992             1991
                            ------------------------------------------------
Working capital            $27,684,000      $26,836,000      $21,891,000
Working capital ratio        2.5 to 1         2.6 to 1         2.4 to 1
Average days to
  convert billed
  accounts receivable
  to cash                        67               61               68
Percentage of debt to
  equity                        28.2%            31.2%            35.9%

    In October 1992, the Company amended its existing line of credit agreement with Wells Fargo Bank (the "Bank"). The amended line of credit, which is secured by all the assets of the Company, provides for advances up to $10,000,000 and expires April 29, 1994. Borrowings on the line of credit bear interest at the Bank's prime rate plus one-half percent payable monthly in arrears. At October 31, 1993, the Company had $9,829,000 available to it under the line of credit. At October 31, 1993, the Company had outstanding letters of credit totalling $171,000 which reduced the amount available to the Company under the line of credit.

    Under the amended Bank line of credit agreement, the Company is required to satisfy certain financial and non-financial covenants. The Company was in compliance with all financial and non-financial covenants related to the line of credit agreement at October 31, 1993 and October 31, 1992.

    The Company is a professional services organization and as such, is not capital intensive. Capital expenditures during fiscal years 1993, 1992 and 1991 were $1,952,000, $1,158,000 and $1,004,000, respectively. The expenditures were principally for computer aided design and drafting equipment and facilities expansion to accommodate the Company's growth. The Company expects fiscal 1994 capital expenditures to be comparable to the expenditures in fiscal 1993.

    The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused Bank line of credit, will provide sufficient capital to fund its operations in fiscal 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------

The Board of Directors and Shareholders of URS Corporation:

    We have audited the accompanying consolidated balance sheets of URS Corporation and its subsidiaries as of October 31, 1993 and 1992, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of URS Corporation and its subsidiaries as of October 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1993, in conformity with generally accepted accounting principles.





                                            /s/ COOPERS & LYBRAND
                                            -----------------------




San Francisco, California
December 7, 1993

                      URS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)
                                                           October 31,
                                                      1993           1992
                                                      ----           ----
                  ASSETS
Current assets:
 Cash                                               $ 6,628        $ 5,729
 Accounts receivable, including retainage
   amounts of $3,087 and $2,650, less
   allowance for doubtful accounts of
   $665 and $346                                     27,157         23,088
 Costs and accrued earnings in excess of
   billings on contracts in process, less
   allowances for losses of $416 and $422            11,783         13,903
 Prepaid expenses                                       955          1,092
                                                    -------        -------
    Total current assets                             46,523         43,812
 Property and equipment at cost, net                  4,596          3,955
 Goodwill, net                                        5,260          5,568
 Other assets                                         1,695          1,557
                                                    -------        -------
                                                    $58,074        $54,892
                                                     ======         ======
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $ 8,078        $  6,792
 Accrued salaries and wages                           3,574           3,759
 Accrued expenses                                     7,187           6,425
                                                    -------        --------
    Total current liabilities                        18,839          16,976
 Long-term debt                                       5,790           5,167
 Long-term debt to related parties                    2,487           3,538
 Deferred compensation and other                      1,569           1,333
                                                    -------        --------
    Total liabilities                                28,685          27,014
                                                    -------        --------
Commitments and contingencies (Note 7)                 -              -

Shareholders' equity:
 Common shares, par value $.01; authorized
   20,000 shares; issued 6,989 and 6,959                 70             70
 Additional paid-in capital                          28,365         27,697
 Retained earnings since February 21,
   1990, date of quasi-reorganization
   (total deficit eliminated $92,523)                   954            111
                                                    -------        -------
    Total shareholders' equity                       29,389         27,878
                                                    -------         ------
                                                    $58,074        $54,892
                                                     ======         ======


               See Notes to Consolidated Financial Statements

                      URS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)



                                             Years Ended October 31,
                                       1993           1992           1991
                                       ----           ----           ----

Revenues                             $145,761       $136,793       $122,838
                                     --------       --------       --------
Expenses:

  Direct operating                     91,501         85,384         72,659

  Indirect, general and
    administrative                     51,607         45,473         45,311

  Interest expense, net                 1,220          1,208          2,326
                                     --------       --------       --------
                                      144,328        132,065        120,296
                                     --------       --------       --------

Income before taxes                     1,433          4,728          2,542

Income tax expense                        140            460            250
                                     --------       --------       --------
Net income                           $  1,293       $  4,268       $  2,292
                                      =======        =======        =======
Net income per share:

  Primary                            $    .18       $    .55       $    .40
                                      =======        =======        =======
  Fully diluted                      $    .18       $    .55       $    .38
                                      =======        =======        =======



               See Notes to Consolidated Financial Statements

                                                   URS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                            (In thousands)
                                                                      Additional     Retained        Total
                                               Common Shares           Paid-in       Earnings     Shareholders'
                                           Number        Amount        Capital       (Deficit)       Equity
                                           ------        ------        -------       ---------       ------

Balances, November 1, 1990                3,971         $   40        $ 5,376        $(4,199)       $ 1,217
                                          -----         ------        -------        -------        -------
Stock in lieu of interest                    55              1            239            -              240

Stock offering                            2,875             29         19,486            -           19,515

Quasi-reorganization
  NOL carryforward                          -              -            1,000         (1,000)           -

Net income                                  -              -              -            2,292          2,292
                                          -----         ------        -------        -------        -------
Balances, October 31, 1991                6,901             70         26,101         (2,907)        23,264
                                          -----         ------        -------        -------        -------
Stock in lieu of interest                    29            -              241            -              241

Employee stock purchases                     29            -              105            -              105

Quasi-reorganization
  NOL carryforward                           -             -            1,250         (1,250)           -

Net income                                   -             -              -            4,268          4,268
                                          ------        ------        -------        -------        -------
Balances, October 31, 1992                 6,959            70         27,697            111         27,878
                                          ------        ------        -------        -------        -------
Stock in lieu of interest                      4           -               31            -               31

Employee stock purchases                      26           -              187            -              187

Quasi-reorganization
 NOL carryforward                             -            -              450           (450)           -

Net income                                    -            -              -            1,293          1,293
                                          ------        ------        -------        -------        -------

Balances, October 31, 1993                6,989         $   70        $28,365        $   954        $29,389
                                          =====          =====         ======         ======         ======

                                            See Notes to Consolidated Financial Statements

                      URS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               (In thousands)
                                              Years Ended October 31,
                                         1993          1992          1991
                                         ----          ----          ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income                            $ 1,293       $ 4,268       $ 2,292
                                        ------        ------        ------
 Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
  Depreciation and amortization          2,986         2,396         1,971
  Unusual gain                            -             (743)         -
  Changes in current assets and
    liabilities:
   Increase in accounts receivable
     and costs and accrued earnings
     in excess of billings on
     contracts in process               (1,949)       (5,000)         (872)
   Decrease (increase) in prepaid
     expenses and other                    137          (459)          142
   Increase (decrease) in accounts
     payable, accrued salaries and
     wages and accrued expenses          1,455         1,442        (5,840)
  Other, net                               517          (292)         (232)
                                       -------       -------       -------
  Total adjustments                      3,146        (2,656)       (4,831)
                                       -------       -------       -------
   Net cash provided (used) by
     operating activities                4,439         1,612        (2,539)
                                       -------       -------       -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
 Capital expenditures                   (1,952)       (1,158)       (1,004)
 Other                                    (400)          -            (514)
                                       -------       -------       -------
  Net cash used by investing            (2,352)       (1,158)       (1,518)
    activities                         -------       -------       -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Net repayments under line of             -             -          (11,188)
   credit agreement
 Repayment of debt                      (1,340)         -           (6,300)
 Proceeds from sale of common
   shares                                  152            94        19,515
                                       -------       -------       -------
  Net cash provided (used) by
    financing activities                (1,188)           94         2,027
                                       -------       -------       -------
Net increase (decrease) in cash            899           548        (2,030)
Cash at beginning of year                5,729         5,181         7,211
                                       -------       -------       -------
Cash at end of year                    $ 6,628       $ 5,729       $ 5,181
                                        ======        ======        ======
               See Notes to Consolidated Financial Statements

                      URS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
- -----------------------------------------------------
  The consolidated financial statements include the accounts of URS Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
- -------------------
  Revenue from contract services is recognized by the percentage-of-completion method and includes a proportion of the earnings expected to be realized on a contract in the ratio that costs incurred bear to estimated total costs. Revenue on cost reimbursable contracts is recorded as related contract costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined. Revenue for additional contract compensation related to unpriced change orders is recorded when realization is probable. Revenue from claims by the Company for additional contract compensation is recorded when agreed to by the customer. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract.

  Costs under contracts with the U.S. Government are subject to government audit upon contract completion. Therefore, all contract costs, including direct, indirect, and general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1987 through fiscal 1993 are subject to review by the U.S. Government.

Income Taxes
- ------------
  In accordance with Statement of Financial Accounting Standards No. 96, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Investment tax credits are treated as a reduction of income tax expense in the year in which the related assets are acquired.

  Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") will be effective for the Company in fiscal 1994. The Company believes that the implementation of the new standard will not have a material affect on the Company's consolidated financial statements.

Depreciation and Amortization
- -----------------------------
  Depreciation is provided on the straight-line method over the useful service lives of the assets. Goodwill is amortized on the straight-line method ranging from 10 to 20 years.

Income Per Share
- ----------------
  Primary earnings per share calculations are based on the weighted average number of shares outstanding, warrants and on shares issuable under stock options that have a dilutive affect (shares used in such calculations were 6,742,000 in 1991, 8,221,000 in 1992 and 6,971,000 in 1993).

  Fully diluted earnings per share calculations assume the conversion of the Company's convertible debentures when there is a dilutive effect on income per share and when the ending market price of the Company's common stock exceeds the average price during the year (shares used in such calculations were 6,282,000 in 1991, 8,221,000 in 1992 and 6,971,000 in 1993).

Industry Segment Information
- ----------------------------
  The Company's single business segment, consulting, provides engineering and architectural services to local and state governments, the Federal government and the private sector. The Company's services are primarily utilized for planning, design and program and construction management of infrastructure and environmental projects.

  The Company's revenues from local, state and Federal government agencies and private businesses for the last three fiscal years are as follows:

                                     Years Ended October 31,
                          1993                1992              1991
                    ---------------     ---------------    ---------------
                                        (In thousands)

Local and state
  agencies         $ 80,350    55%     $ 65,314    48%    $ 68,720     56%

Federal agencies     48,713    33        52,530    38       35,614     29

Private business     16,698    12        18,948    14       18,504     15
                     ------   ---       -------   ---       ------    ---

  Total            $145,761   100%     $136,793   100%    $122,838    100%
                    =======   ===       =======   ===      =======    ===

Reclassifications
- -----------------
  Reclassifications of certain balances for the years ended October 31, 1992 and 1991 have been made to conform to the October 31, 1993 financial statement presentation and have not affected previously reported net income or shareholders' equity.

NOTE 2.  QUASI-REORGANIZATION

  In conjunction with a restructuring completed in fiscal year 1990, the Company, with the approval of its Board of Directors, implemented a quasi-reorganization effective February 21, 1990 and revalued certain assets and liabilities to fair value as of that date.

  The fair values of the Company's assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying value and no further adjustment of historical bases was required.
No assets were written-up in conjunction with the revaluation. As part of the quasi-reorganization, the deficit in retained earnings of $92,523,000 was eliminated against additional paid-in capital. The balance in retained earnings at October 31, 1993 represents the accumulated net earnings arising subsequent to the date of the quasi-reorganization.

NOTE 3.  PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                   October 31,
                                             1993             1992
                                             ----             ----
                                                 (In thousands)

Furniture and fixtures                    $ 2,894          $ 2,368

Equipment                                   6,406            4,789

Leasehold improvements                      1,011              564
                                           ------            -----
                                           10,311            7,721

Less: Accumulated depreciation
     and amortization                      (5,715)          (3,766)
                                           ------            -----

Net property and equipment                $ 4,596           $3,955
                                           ======            =====


NOTE 4.  GOODWILL

  Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 1993 and 1992 was $2,035,000 and $1,467,000, respectively.

NOTE 5.  INCOME TAXES

  The provision for income taxes consists of the following:

                                   Years Ended October 31,
                             1993           1992           1991
                             ----           ----           ----
                                       (In thousands)
Current:

 Federal                   $  70          $ 110          $  -

 State and local              85            110            161
                            ----           ----           ----
                             155            220            161
Deferred:

 Federal                      -              -              -

 State and local             (15)           240             89
                            ----           ----           ----
                             (15)           240             89
                            ----           ----           ----
Total tax provision        $ 140          $ 460          $ 250
                            ====           ====           ====

  Prior to October 10, 1989, the Company had available net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately $51,000,000. As a result of a change in ownership, as defined by Section 382 of the Internal Revenue Code ("IRC") that occurred on October 10, 1989, the Company's NOL carryforwards for financial statement and Federal income tax purposes became limited to approximately $750,000 per year for the succeeding fifteen-year carryforward period for an aggregate of $11,250,000, plus NOL attributable to recognized built-in gains limited to $14,000,000 by IRC
Section 382, for a total of $25,250,000. The financial statement tax benefits arising from these NOL carryforwards will be recognized as a reduction in financial statement tax expense and an addition to paid-in capital in the years utilized. At October 31, 1993, the Company had utilized $8,000,000 of the total $25,250,000 for Federal income tax purposes and $8,100,000 for financial statement purposes.

  Subsequent to October 10, 1989, the date of the change in ownership, the Company incurred and has available additional NOL carryforwards of approximately $3,000,000 for Federal income tax and financial statement purposes. Generally, these NOL carryforwards will offset future income without limitation over the following fifteen-year period and will be recognized as a reduction in financial statement tax expense in the year utilized.

  While the Company has available NOL carryforwards for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, state income taxes have been provided.

  The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes are as follows:

                                                   Years Ended October 31,
                                                  1993       1992      1991
                                                  ----       ----      ----
                                                        (In thousands)
Federal income tax expense based upon
  Federal statutory tax rate of 34%            $  490      $1,600    $  860

Nondeductible goodwill amortization               185         185       185

Nondeductible expenses                             60          50        40

Financial statement NOL carryforward
  utilized                                       (640)     (1,605)   (1,000)

State taxes, net of Federal benefit                45         230       165
                                               ------      ------    ------
 Total taxes provided                          $  140      $  460    $  250
                                                =====       =====     =====

NOTE 6.  LONG-TERM DEBT

  Long-term debt consists of the following:
                                                          October 31,
                                                      1993           1992
                                                      ----           ----
                                                         (In thousands)
THIRD PARTY:
  6 % Convertible Subordinated Debentures
    due 2012 (net of bond issue costs of
    $46 and $49)                                    $2,099         $2,096

  8-5/8% Senior Subordinated Debentures
    due 2004 (net of discount and bond
    issue costs of $4,081 and $4,171)
    (effective yield on date of issue was            2,374          2,284
    25%)
  Obligations under capital leases                   1,916          1,297
                                                    ------         ------
                                                     6,389          5,677
  Less: Current maturities of capital
    leases                                             599            510
                                                    ------         ------
                                                    $5,790         $5,167
                                                     =====          =====

                                                          October 31,
                                                      1993           1992
                                                      ----           ----
                                                         (In thousands)
RELATED PARTIES:
  January Notes (net of discount of $1,513
    and $2,462) (effective interest rate
    on date of restructuring was 12%)               $2,487         $3,538
                                                     =====          =====

Credit Agreement
- ----------------
  At October 1993, the Company's line of credit agreement with Wells Fargo Bank (the "Bank") provides for advances up to $10,000,000 and expires
April 29, 1994. The line of credit is collateralized by all the assets of the Company, including the stock of its subsidiaries. Borrowings on the line of credit bear interest at the Bank's prime rate plus one-half percent. At October 31, 1993, the Company had $9,829,000 available to it under the line of credit agreement. At October 31, 1993, the Company had outstanding letters of credit totalling $171,000 which reduced the amount available to the Company under its Bank line of credit.

  Under the Bank line of credit agreement the Company is required to satisfy certain financial and non-financial covenants. The Company was in compliance with all financial and non-financial covenants related to the line of credit agreement at October 31, 1993 and October 31, 1992.

Related Parties
- ---------------
  At October 31, 1992, the Company had a $6,000,000 line of credit represented by the January Notes, of which $4,000,000 is with Richard C. Blum & Associates Incorporated, ("RCBA, Inc.") and $2,000,000 with Altus Finance ("Altus"). RCBA, Inc., through various partnerships, beneficially owns approximately 25% of the Company's common shares (approximately 37% assuming exercise of additional warrants) outstanding at October 31, 1993. Richard C. Blum, a director of the Company, is also Chairman of RCBA, Inc.

  The January Notes were fully drawn at October 31, 1992 and are due November 1, 2000. In December 1992, the Company repurchased the $2,000,000 in January Notes held by Altus for $1,340,000 in cash. On the date of the transaction, the $2,000,000 in January Notes had a net book value of $1,190,000. The remaining $4,000,000 line of credit with RCBA, Inc. was fully drawn at October 31, 1993, bears interest at 6 % per annum and is subordinate only to the Bank line of credit.

Debentures
- ----------
  The Company's 6 % Convertible Subordinated Debentures due 2012 are convertible into the Company's common shares at the rate of $206.30 per share. Sinking fund payments are calculated to retire 70% of the debentures prior to maturity beginning in February 1998. Interest is payable semi-annually in February and August. Interest is payable semi-annually in January and July on the Company's 8-5/8% Subordinated Debentures due 2004. Both the 6 % Convertible Subordinated Debentures and the 8-5/8% Senior Subordinated Debentures are subordinate to all debt to RCBA, Inc. and the Bank.

  The amounts of long-term debt outstanding at October 31, 1993 maturing in the next five years are as follows:

                              (In thousands)
            1994                $    -
            1995                     -
            1996                     -
            1997                     -
            1998                     -
            Thereafter          $12,600

  Amounts payable under capitalized lease agreements are excluded from the above table.

Obligations under Leases
- ------------------------
  Total rental expense included in operations for operating leases for the fiscal years ended October 31, 1993, 1992 and 1991 amounted to $4,938,000, $5,306,000 and $4,994,000, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2002.

  In fiscal 1992, the Company terminated its lease at its Cleveland, Ohio facility. As a result of this transaction, the Company recorded a net gain of $743,000.

  Obligations under non-cancelable lease agreements are as follows:

                                Capital        Operating
                                Leases         Leases
                                -------        ---------
                                     (In thousands)
  1994                          $  828         $ 4,265
  1995                             568           3,814
  1996                             472           3,255
  1997                             324           2,557
  1998                              90           1,723
  Thereafter                        -            3,601
                                ------         -------
  Total minimum lease payments   2,282         $19,215
                                                ======
  Less amounts representing
   interest                        366
                                ------
  Present value of net minimum
   lease payments               $1,916
                                 =====

NOTE 7.  COMMITMENTS AND CONTINGENCIES

  Currently, the Company has $21,000,000 "per occurrence" comprehensive general liability insurance coverage with an aggregate limit of $22,000,000. The Company has also deposited $1,000,000 with an insurer to cover errors and omissions ("E&O") and environmental impairment liability ("EIL") claims and maintains with different insurers' policies for excess E&O coverage with an aggregate limit of $14,000,000. The first $1,000,000 policy of E&O and EIL coverage is essentially self-insurance. Also, the E&O and EIL coverage is on a "claims made" basis, covering only claims actually made to the insurer during the one-year policy period currently in effect. Thus, if the Company does not continue to maintain this policy, it will have no coverage under the policy for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain this type of coverage, but there can be no assurance that the Company can maintain its existing coverage, that claims will not exceed the amount of insurance coverage or that there will not be claims relating to prior periods that were subject only to claims made coverage.

  Various legal proceedings are pending against the Company or its subsidiaries alleging breaches of contract or negligence in connection with the performance of professional services. In some actions punitive or treble damages are sought which substantially exceed the Company's insurance coverage. The Company's management does not believe that any of such proceedings will have a material adverse effect on the consolidated financial position and operations of the Company.

NOTE 8.  CAPITAL STOCK

  Declaration of dividends, except Common Stock dividends, is restricted by the Bank line of credit agreement. Further, declaration of dividends may be precluded by existing Delaware law.

  In fiscal 1991, the Company in a secondary public offering sold 2,875,000 shares of Common Stock at $7.50 per share.

  The 1987 Restricted Stock Plan provides for grants of up to 16,537 shares of Common Stock to key employees of the Company and its subsidiaries. An employee selected to receive shares under the Plan will not be required to pay any consideration for the shares. Shares issued to an employee are subject to forfeiture in the event that the employment of the employee terminates for any reason other than death. The forfeiture restrictions lapse with respect to portions of the grant over a five-year period subsequent to the grant date. As of October 31, 1993, 6,872 restricted shares have been granted.

  The 1979 Stock Option Plan (the "1979 Option Plan") provided for grants of options to purchase shares of Common Stock to directors, officers and key employees of the Company and its subsidiaries at prices and for periods (not to exceed ten years) as determined by the Board of Directors. The 1979 Option Plan also provided for the granting of Stock Appreciation Rights and incentive stock options. The 1979 Option Plan expired in February 1989, and no further options or rights may be granted under the Plan.

  On October 20, 1988, the stockholders approved a replacement option program pursuant to which non-management members of the Board of Directors granted replacement stock options to selected employees, exercisable at then current market prices. The selected employees then exchanged their outstanding options for new options covering two shares for each three shares covered by the options being replaced. Options to purchase 16,561 shares were exchanged for pre-existing options.

  On April 27, 1989, the stockholders approved the 1989 Stock Option and Rights Plan (the "1989 Plan"). The 1989 Plan provides for the grant of 50,000 options to purchase shares of Common Stock to directors, officers and key employees of the Company and its subsidiaries at prices and for periods (not to exceed ten years) as determined by the Board of Directors. The 1989 Option Plan also provides for the granting of Stock Appreciation Rights. No options have been granted under this plan.

  On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan (the "1991 Plan"). The 1991 Plan provides for the grant not to exceed 1,500,000 Restricted Shares, Stock Units and Options, plus the number of shares of Common Stock remaining available for awards under the 1987 Restricted Stock Plan (9,655) and the 1989 Plan (50,000) to key employees of the Company and its subsidiaries at prices and for periods as determined by the Board of Directors. The 1991 Plan prohibits granting new options under the 1987 Restricted Stock Plan and the 1989 Plan.

  Under the Employee Stock Purchase Plan (the "ESP Plan") implemented in September 1985, employees may purchase shares of common stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1, and July 1 of each year). The purchase price for each share of Common Stock shall be the lower of 85 percent of the fair market value of such share on the last trading day before the participation period commences or 85 percent of the fair market value of such share on the last trading day in the participation period. The ESP Plan was suspended effective September 19, 1988. On March 24, 1992, the stockholders approved reinstating the ESP Plan. Employees purchased 26,246 shares under the ESP Plan in fiscal 1993 and 16,492 shares in fiscal 1992.

  On February 21, 1990, the Company issued warrants to purchase 1,819,148 shares of Common Stock at a purchase price of $4.34 per share and expires February 14, 1997.

  A summary of the Stock Options under the 1979, 1989 and 1991 Plans follows:

                                          October 31, 1993
                                     Shares         Per Share <F1>
                                     ------         ---------
Number of options:
  Outstanding at year end            856,445        $3.12 - 31.25
  Exercisable at year end            689,275        $3.12 - 31.25
  Exercised during the year             -                 -
  Available for grant at year end    705,565              -


                                          October 31, 1992
                                     Shares         Per Share <F1>
                                     ------         ---------
Number of options:
  Outstanding at year end            854,452        $3.12 - 31.25
  Exercisable at year end            421,915        $3.12 - 31.25
  Exercised during the year             -                 -
  Available for grant at year end    205,565              -

                                          October 31, 1991
                                     Shares         Per Share <F1>
                                     ------         ---------
Number of options:
  Outstanding at year end            739,207        $3.12 - 31.25
  Exercisable at year end            171,354        $3.12 - 31.25
  Exercised during the year             -                 -
  Available for grant at year end    334,065              -

  [FN]
  <F1>  Reflects lowest and highest exercise price.


NOTE 9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:

                                 Years Ended October 31,
                            1993          1992       1991
                            ----          ----       ----
                                     (In thousands)

       Interest            $1,170         $888      $2,123
       Income taxes        $  518         $405      $  490

  There were no significant non-cash investing or financing activities in fiscal 1993 and 1991.

  In fiscal 1992, the Company terminated its lease at its Cleveland, Ohio facility. As a result of the transaction, the Company recorded a $743,000 gain.

NOTE 10.  DEFINED CONTRIBUTION PLAN

  The Company has a defined contribution retirement plan under Internal Revenue Code Section 401(k). The plan covers all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. Contributions in the amount of $486,100, $439,000 and $347,000 were made to the plan in fiscal 1993, 1992 and 1991, respectively.

NOTE 11.  VALUATION AND ALLOWANCE ACCOUNTS

                                           Additions
                                           Charged to   Deductions
                              Beginning    Costs and       from       Ending
                               Balance      Expenses     Reserves     Balance
                               -------      --------     --------     -------
                                             (In thousands)

October 31, 1993
 Allowances for losses
   and doubtful
   collections                $  768         $603         $  290       $1,081

October 31, 1992
 Allowances for losses
   and doubtful
   collections                $  699         $310         $  241       $  768

October 31, 1991
 Allowances for losses
   and doubtful
   collections                $1,528         $234         $1,063       $  699


NOTE 12.  RELATED PARTY TRANSACTIONS

  Interest paid to related parties in connection with the January Notes was $254,000, $240,000 and $240,000 in fiscal 1993, 1992 and 1991, respectively.
(See Note 6 - Long Term Debt).

  The Company has agreements for business consulting services to be provided by RCBA Inc., and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $90,000 and $60,000 to RCBA Inc. and Richard C. Blum, respectively, for fiscal 1993, 1992 and 1991. Richard C. Blum also received an additional $19,000, $12,500 and $15,750 for his services as a Director of the Company in fiscal 1993, 1992 and 1991, respectively. In addition, during fiscal 1993, URS Consultants, Inc., a wholly-owned subsidiary of the Company ("URSC"), performed an underground storage tank remediation investigation on behalf of RCBA, Inc. Such investigation was completed by October 28, 1993, and on November 19, 1993, RCBA, Inc. paid URSC $70,000 in gross revenues.

NOTE 13.  CONCENTRATION OF CREDIT RISK

  The Company provides services primarily to local, state and Federal government agencies. The Company believes the credit risk associated with these types of revenues is minimal. However, the Company does perform ongoing credit evaluations of its customers and, generally, requires no collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Selected quarterly financial data for fiscal 1993 and 1992 are summarized as follows:

                                        Fiscal 1993 Quarters Ended
                         Jan. 31       Apr. 30       July 31      Oct. 31
                         -------       -------       -------      -------
                                 (In thousands, except per share data)

Revenues                 $32,957       $36,585       $35,627      $40,592
Gross profit              12,944        13,894        13,111       14,311
Operating income           1,008         1,476        (1,545)       1,714
(loss)                   $   632       $ 1,076       $(1,681)     $ 1,266
Net income (loss)

Income (loss) per
  share:  Primary and
  fully diluted          $   .08       $   .14       $  (.24)     $   .18
Weighted average          ======        ======        ======       ======
  number of shares         8,254         8,255         6,974        8,270
                          ======        ======        ======       ======


                                        Fiscal 1992 Quarters Ended
                         Jan. 31       Apr. 30       July 31      Oct. 31
                         -------       -------       -------      -------
                                 (In thousands, except per share data)

Revenues                 $29,619       $35,328       $33,801      $38,045
Gross profit              11,659        13,104        13,108       13,538
Operating income           1,003         1,513         1,613        1,807
Net income               $   624       $ 1,118       $ 1,166      $ 1,360

Income per share:
  Primary and fully
  diluted                $   .08       $   .14       $   .15      $   .18
Weighted average          ======        ======        ======       ======
  number of shares         8,099         8,219         8,224        8,239
                          ======        ======        ======       ======

  Operating income represents continuing operations before interest income and interest expense.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                  PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

  Incorporated by reference from the information under the captions "Election of Directors" and "Compliance with Section 16(a) of Securities Exchange Act" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 22, 1994, and from Item 4a -- "Executive Officers of the Registrant" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 22, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 22, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference from Item 8, Financial Statement and
Supplementary Data, Note 6 -- Long-Term Debt and Note 12 -- Related Party Transactions.

                                   PART IV


ITEM 14.  EXHIBITS.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  (a)(1)Item 8.  Consolidated Financial Statements and
                 Supplementary Data

       Report of Independent Accountants

       Consolidated Balance Sheets
         October 31, 1993 and October 31, 1992

       Consolidated Statements of Operations
         For the years ended October 31, 1993, 1992 and 1991

       Consolidated Statements of Changes in Shareholders' Equity
         For the years ended October 31, 1993, 1993 and 1991

       Consolidated Statements of Cash Flows
         For the years ended October 31, 1993, 1992 and 1991

       Notes to Consolidated Financial Statements

  (a)(2)  Financial Statement Schedules

  Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

  (a)(3)  Exhibits

3.1 Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended October 31, 1991 ("1991 Form 10-K"), and incorporated herein by reference.

3.2 By-laws of the Company as amended, filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended October 31, 1992 ("1992 Form 10-K"), and incorporated herein by reference.

4.1 Indenture, dated as of February 15, 1987, between the Company and First Interstate Bank of California, Trustees, relating to $57.5 million of the Company's 6 % Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-2 (Commission File No. 33-11668) and incorporated herein by reference.

4.2 Amendment Number 1 to Indenture governing 6 % Convertible Subordinated Debentures due 2012, dated February 21, 1990, between the Company and First Interstate Bank of California, Trustee, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-1 (Commission File
       No. 33-56296) ("1990 Form S-1") and incorporated herein by reference.

4.3 Indenture, dated as of March 16, 1989, between the Company and MTrust Corp., National Association, Trustee relating to the Company's 8-5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to the Company's Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189) and incorporated herein by reference.

4.4 Amendment Number 1 to Indenture governing 8-5/8% Senior Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1 and incorporated herein by reference.

4.5 Amendment Number 2 to Indenture governing 8-5/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between the Company and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1 and incorporated herein by reference.

10.1 1979 Stock Option Plan of the Company, filed as Exhibit 10.01 to the Company's Registration Statement on Form S-14 (Commission File
       No. 2-73909) and incorporated herein by reference.

10.2 1987 Restricted Stock Plan of the Company, filed as Appendix I to the Company's definitive proxy statement filed with the Commission on March 2, 1987 and incorporated herein by reference.

10.3   1985 Employee Stock Purchase Plan as amended and restated, filed as
       Exhibit 10.3 to the 1991 Form 10-K and incorporated herein by reference.

10.4   1991 Stock Incentive Plan of the Company as amended, filed as
       Exhibit 10.4 to the 1992 Form 10-K and incorporated herein by reference.

10.5   Selected Executive Deferred Compensation Plan of the Company, filed as
       Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

10.6   1993 Incentive Compensation Plan of the Company.  FILED HEREWITH.

10.7   1993 Incentive Compensation Plan of URS Consultants, Inc.  FILED
       HEREWITH.

10.8 Stock Appreciation Rights Agreement, dated July 18, 1989, between the Company and Irwin L. Rosenstein, filed as Exhibit 10.13 to the 1990 Form S-1 and incorporated herein by reference.

10.9 Stock Appreciation Rights Agreement, dated September 19, 1989, between the Company and Michael B. Shane, filed as Exhibit 10.14 to the 1990 Form S-1 and incorporated herein by reference.

10.10 Stock Appreciation Rights Agreement, dated October 9, 1989, between the Company and Martin M. Koffel, filed as Exhibit 10.15 to the 1990 Form S-1 and incorporated herein by reference.

10.11 Stock Appreciation Rights Agreement, dated August 23, 1989, between the Company and Martin S. Tanzer, filed as Exhibit 10.11 to the 1991 Form 10-K and incorporated herein by reference.

10.12 Employment Agreement, dated August 1, 1991, between URS Consultants, Inc. and Irwin L. Rosenstein, filed as Exhibit 10.12 to the 1991 Form 10-K and incorporated herein by reference.

10.13 Employment Agreement, dated December 16, 1991, between the Company and Martin Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

10.14 Employment Agreement, dated January 24, 1992 between the Company and Michael B. Shane, filed as Exhibit 10.14 to the 1991 Form 10-K and incorporated herein by reference.

10.15 Employment Agreement, dated August 1, 1991, between URS Consultants, Inc. and Martin S. Tanzer, filed as Exhibit 10.15 to the 1991
       Form 10-K and incorporated herein by reference.

10.16 Employment Agreement, dated May 7, 1991, between the Company and Kent P. Ainsworth, filed as Exhibit 10.16 to the 1991 Form 10-K and incorporated herein by reference.

10.17 Second Restated Credit Agreement, dated as of October 19, 1992, between Wells Fargo Bank, N.A., the Company, URS Consultants, Inc., Thortec Environmental Systems, Inc. and Mitchell Management Systems, Inc., filed as Exhibit 10.17 to the 1992 Form 10-K and incorporated herein by reference.

10.18 Letter Agreement, dated May 31, 1990, among the Company and certain subsidiaries and certain affiliates of Richard C. Blum & Associates, Inc., amending the Thortec Entities Credit and Security Agreement, filed as Exhibit 10.21 to the 1990 Form S-1 and incorporated herein by reference.

10.19 Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain subsidiaries and certain affiliates of Richard C. Blum & Associates, Inc., filed as
       Exhibit 10.54 to the 1988 Form 10-K, and incorporated herein by reference.

10.20 First, Second, Third and Fourth Amendments to the Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain entities managed or advised by Richard C. Blum & Associates, Inc., filed as Exhibit 10.23 to the 1990 Form S-1 and incorporated herein by reference.

10.21 Fifth, Sixth and Seventh Amendments to the Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain entities managed or advised by Richard C. Blum & Associates, Inc., filed as Exhibit 10.21 to the 1992 Form 10-K and incorporated herein by reference.

10.22 Letter Agreement, dated February 14, 1990, between the Company and Richard C. Blum, filed as Exhibit 10.31 to the 1990 Form S-1 and incorporated herein by reference.

10.23 Letter Agreement, dated February 14, 1990, between the Company and Richard C. Blum & Associates, Inc., filed as Exhibit 10.32 to the 1990 Form S-1 and incorporated herein by reference.

10.24 Registration Rights Agreement, dated February 21, 1990, among the Company, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to the 1990 Form S-1 and incorporated herein by reference.

10.25 Warrant Agreement, dated February 21, 1990, between the Company, Wells Fargo Bank, N.A. and the Purchasers named therein, filed as
       Exhibit 10.24 to the 1990 Form S-1 and incorporated herein by reference.

10.26 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners I, filed as Exhibit 10.25 to the 1990 Form S-1 and incorporated herein by reference.

10.27 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners II, filed as Exhibit 10.26 to the 1990 Form S-1 and incorporated herein by reference.

10.28 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners III, filed as Exhibit 10.27 to the 1990 Form S-1 and incorporated herein by reference.

10.29 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Executive Life Insurance Company, filed as Exhibit 10.28 to the 1990 Form S-1 and incorporated herein by reference.

10.30 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Wells Fargo Bank, N.A., filed as Exhibit 10.29 to the 1990 Form S-1 and incorporated herein by reference.

10.31 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Wells Fargo Bank, N.A., filed as Exhibit 10.30 to the 1990 Form S-1 and incorporated herein by reference.

10.32 Post-Affiliation Agreement, dated July 19, 1989, between the Company and URS International, Inc., filed as Exhibit 10.42 to the 1989
       Form 10-K and incorporated herein by reference.

10.33 Contract between URS Consultants, Inc. and the U.S. Department of the Navy (No. N62474-89-R-9295) dated June 6, 1989, filed as Exhibit 10.34 to the 1991 Form 10-K and incorporated herein by reference.*

10.34 Form of Indemnification Agreement dated as of May 1, 1992 between the Company and each of Messrs. Ainsworth, Blum, Cashin, Koffel, Madden, Praeger, Rosenstein, Shane and Walsh, and Dr. Tanzer, filed as
       Exhibit 10.34 to the 1992 Form 10-K and incorporated herein by reference.

22.1 Subsidiaries of the Company, filed as Exhibit 22.1 to the 1992 Form 10-K and incorporated herein by reference.

24.1   Consent of Coopers & Lybrand.  FILED HEREWITH.

25.1   Powers of Attorney of certain Directors and Officers.  FILED HEREWITH.

  (b)(1)  Reports on Form 8-K

  No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended October 31, 1993.

  * Note: Certain material contained in this exhibit and indicated by an asterisk has been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, which was granted by the Commission effective April 30, 1992.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                URS Corporation
                                (Registrant)

                                By /s/ Kent P. Ainsworth
                                   -----------------------

                                Kent P. Ainsworth
                                Vice President and
                                Chief Financial Officer
                                Dated:  January 28, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                      Title                       Date
- ---------                      -----                       ----


/s/ Martin M. Koffel           Chairman of the Board      January 28, 1994
- --------------------------      of Directors and Chief
(Martin M. Koffel)              Executive Officer


/s/ Michael B. Shane           Executive Vice President,  January 28, 1994
- --------------------------      General Counsel,
(Michael B. Shane)              Secretary and Director


/s/ Kent P. Ainsworth          Vice President, Chief      January 28, 1994
- --------------------------      Financial Officer and
(Kent P. Ainsworth)             Principal Accounting
                                Officer


Irwin L. Rosenstein*           Director                   January 28, 1994
- --------------------------
(Irwin L. Rosenstein)

Richard C. Blum*               Director                   January 28, 1994
- --------------------------
(Richard C. Blum)



Emmet J. Cashin, Jr.*          Director                   January 28, 1994
- --------------------------
(Emmet J. Cashin, Jr.)



Richard Q. Praeger*            Director                   January 28, 1994
- --------------------------
(Richard Q. Praeger)



William D. Walsh*              Director                   January 28, 1994
- --------------------------
(William D. Walsh)



Richard B. Madden*             Director                   January 28, 1994
- --------------------------
(Richard B. Madden)


*By

/s/ Kent P. Ainsworth                                     January 28, 1994
- --------------------------
(Attorney-in-fact)

                                EXHIBIT INDEX

Exhibit                                                                 Page
No.                              Description                            No.
- ----------------------------------------------------------------------------

3.1    Certificate of Incorporation of the Company, filed as
       Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended October 31, 1991 ("1991 Form 10-K"), and incorporated herein by reference.

3.2 By-laws of the Company as amended, filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended
       October 31, 1992 ("1992 Form 10-K"), and incorporated herein by reference.

4.1 Indenture, dated as of February 15, 1987, between the Company and First Interstate Bank of California, Trustees, relating to $57.5 million of the Company's 6 % Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-2 (Commission File No. 33-11668) and incorporated herein by reference.

4.2 Amendment Number 1 to Indenture governing 6 % Convertible Subordinated Debentures due 2012, dated February 21, 1990, between the Company and First Interstate Bank of California, Trustee, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-1 (Commission File No. 33-56296) ("1990 Form S-1") and incorporated herein by reference.

4.3 Indenture, dated as of March 16, 1989, between the Company and MTrust Corp., National Association, Trustee relating to the Company's 8-5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to the Company's Form T-3 under the Trust Indenture Act of 1939 (Commission File
       No. 22-19189) and incorporated herein by reference.

4.4    Amendment Number 1 to Indenture governing 8-5/8% Senior
       Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1 and incorporated herein by reference.

4.5 Amendment Number 2 to Indenture governing 8-5/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between the Company and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1 and incorporated herein by reference.

10.1   1979 Stock Option Plan of the Company, filed as
       Exhibit 10.01 to the Company's Registration Statement on
       Form S-14 (Commission File No. 2-73909) and incorporated herein by reference.

10.2   1987 Restricted Stock Plan of the Company, filed as
       Appendix I to the Company's definitive proxy statement filed with the Commission on March 2, 1987 and incorporated herein by reference.

Exhibit                                                                 Page
No.                              Description                            No.
- ----------------------------------------------------------------------------
10.3 1985 Employee Stock Purchase Plan as amended and restated, filed as Exhibit 10.3 to the 1991 Form 10-K and incorporated herein by reference.

10.4 1991 Stock Incentive Plan of the Company as amended, filed as Exhibit 10.4 to the 1992 Form 10-K and incorporated herein by reference.

10.5   Selected Executive Deferred Compensation Plan of the
       Company, filed as Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

10.6   1993 Incentive Compensation Plan of the Company.  FILED
       HEREWITH.                                                         48

10.7   1993 Incentive Compensation Plan of URS Consultants, Inc.
       FILED HEREWITH.                                                   66

10.8 Stock Appreciation Rights Agreement, dated July 18, 1989, between the Company and Irwin L. Rosenstein, filed as
       Exhibit 10.13 to the 1990 Form S-1 and incorporated herein by reference.

10.9   Stock Appreciation Rights Agreement, dated September 19,
       1989, between the Company and Michael B. Shane, filed as
       Exhibit 10.14 to the 1990 Form S-1 and incorporated herein by reference.

10.10 Stock Appreciation Rights Agreement, dated October 9, 1989, between the Company and Martin M. Koffel, filed as
       Exhibit 10.15 to the 1990 Form S-1 and incorporated herein by reference.

10.11 Stock Appreciation Rights Agreement, dated August 23, 1989, between the Company and Martin S. Tanzer, filed as
       Exhibit 10.11 to the 1991 Form 10-K and incorporated herein by reference.

10.12  Employment Agreement, dated August 1, 1991, between URS
       Consultants, Inc. and Irwin L. Rosenstein, filed as
       Exhibit 10.12 to the 1991 Form 10-K and incorporated herein by reference.

10.13  Employment Agreement, dated December 16, 1991, between the
       Company and Martin Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

10.14  Employment Agreement, dated January 24, 1992 between the
       Company and Michael B. Shane, filed as Exhibit 10.14 to the 1991 Form 10-K and incorporated herein by reference.

Exhibit                                                                 Page
No.                              Description                            No.
- ----------------------------------------------------------------------------
10.15  Employment Agreement, dated August 1, 1991, between URS
       Consultants, Inc. and Martin S. Tanzer, filed as
       Exhibit 10.15 to the 1991 Form 10-K and incorporated herein by reference.

10.16 Employment Agreement, dated May 7, 1991, between the Company and Kent P. Ainsworth, filed as Exhibit 10.16 to the 1991
       Form 10-K and incorporated herein by reference.

10.17 Second Restated Credit Agreement, dated as of October 19, 1992, between Wells Fargo Bank, N.A., the Company, URS Consultants, Inc., Thortec Environmental Systems, Inc. and Mitchell Management Systems, Inc., filed as Exhibit 10.17 to the 1992 Form 10-K and incorporated herein by reference.

10.18 Letter Agreement, dated May 31, 1990, among the Company and certain subsidiaries and certain affiliates of Richard C. Blum & Associates, Inc., amending the Thortec Entities Credit and Security Agreement, filed as Exhibit 10.21 to the 1990 Form S-1 and incorporated herein by reference.

10.19  Thortec Entities Credit and Security Agreement, dated
       January 30, 1989, between the Company and certain subsidiaries and certain affiliates of Richard C. Blum &
       Associates, Inc., filed as Exhibit 10.54 to the 1988
       Form 10-K, and incorporated herein by reference.

10.20 First, Second, Third and Fourth Amendments to the Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain entities managed or advised by Richard C. Blum & Associates, Inc., filed as
       Exhibit 10.23 to the 1990 Form S-1 and incorporated herein by reference.

10.21 Fifth, Sixth and Seventh Amendments to the Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain entities managed or advised by Richard C. Blum & Associates, Inc., filed as
       Exhibit 10.21 to the 1992 Form 10-K and incorporated herein by reference.

10.22  Letter Agreement, dated February 14, 1990, between the
       Company and Richard C. Blum, filed as Exhibit 10.31 to the
       1990 Form S-1 and incorporated herein by reference.

10.23  Letter Agreement, dated February 14, 1990, between the
       Company and Richard C. Blum & Associates, Inc., filed as
       Exhibit 10.32 to the 1990 Form S-1 and incorporated herein by reference.

10.24 Registration Rights Agreement, dated February 21, 1990, among the Company, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to the 1990
       Form S-1 and incorporated herein by reference.

Exhibit                                                                 Page
No.                              Description                            No.
- ----------------------------------------------------------------------------
10.25  Warrant Agreement, dated February 21, 1990, between the
       Company, Wells Fargo Bank, N.A. and the Purchasers named therein, filed as Exhibit 10.24 to the 1990 Form S-1 and incorporated herein by reference.

10.26 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners I, filed as Exhibit 10.25 to the 1990 Form S-1 and incorporated herein by reference.

10.27 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners II, filed as Exhibit 10.26 to the 1990 Form S-1 and incorporated herein by reference.

10.28 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners III, filed as Exhibit 10.27 to the 1990 Form S-1 and incorporated herein by reference.

10.29 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Executive Life Insurance Company, filed as
       Exhibit 10.28 to the 1990 Form S-1 and incorporated herein by reference.

10.30 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Wells Fargo Bank, N.A., filed as Exhibit 10.29 to the 1990 Form S-1 and incorporated herein by reference.

10.31 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Wells Fargo Bank, N.A., filed as Exhibit 10.30 to the 1990 Form S-1 and incorporated herein by reference.

10.32 Post-Affiliation Agreement, dated July 19, 1989, between the Company and URS International, Inc., filed as Exhibit 10.42 to the 1989 Form 10-K and incorporated herein by reference.

10.33  Contract between URS Consultants, Inc. and the U.S.
       Department of the Navy (No. N62474-89-R-9295) dated June 6, 1989, filed as Exhibit 10.34 to the 1991 Form 10-K and incorporated herein by reference.*

10.34 Form of Indemnification Agreement dated as of May 1, 1992 between the Company and each of Messrs. Ainsworth, Blum, Cashin, Koffel, Madden, Praeger, Rosenstein, Shane and Walsh, and Dr. Tanzer, filed as Exhibit 10.34 to the 1992 Form 10-K and incorporated herein by reference.

22.1 Subsidiaries of the Company, filed as Exhibit 22.1 to the 1992 Form 10-K and incorporated herein by reference.

24.1   Consent of Coopers & Lybrand.  FILED HEREWITH.                    89

25.1   Powers of Attorney of certain Directors and Officers.  FILED
       HEREWITH.                                                         90

* Note:Certain material contained in this exhibit and indicated by an asterisk has been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, which was granted by the Commission effective April 30, 1992.

              EXHIBIT 10.6

              1993 Incentive Compensation Plan
              of URS Corporation









                               URS CORPORATION


                      1993 INCENTIVE COMPENSATION PLAN

                              TABLE OF CONTENTS
                              -----------------

   I.  PURPOSE OF THE PLAN

  II.  HOW AWARDS ARE EARNED UNDER THE PLAN

 III.  OTHER PLAN PROVISIONS

  IV.  DEFINITIONS

   V.  EXAMPLES OF PLAN OPERATION

                           I.  PURPOSE OF THE PLAN

I.1 PURPOSE

The URS Corporation ("URS") 1993 Incentive Compensation Plan (the "Plan") is intended to provide incentive compensation to individuals who make an important contribution to URS' financial performance. Specific Plan objectives are to:


    -    Focus key Employees on achieving specific financial targets;


    -    Reinforce a team orientation;


    - Provide significant award potential for achieving outstanding performance; and


    - Enhance the ability of URS Corporation to attract and retain highly talented and competent individuals.

                  II.  HOW AWARDS ARE EARNED UNDER THE PLAN

II.1  GENERAL PLAN DESCRIPTION

The 1993 Incentive Compensation Plan provides the opportunity for key Employees of URS Corporation (the "Company") to receive cash Awards based on a combination of Company and individual performance.

An overview of how the Plan works is shown schematically on the facing page. In general, certain Employees will be selected to participate in the Plan at the beginning of or during the Plan Year. These individuals are referred to in the Plan as "Designated Participants." Upon selection to participate in the Plan, each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, multiplied by the Participant's Base Salary earned during the Plan Year, will equal the Participant's Target Award. This Target Award represents the amount that is expected to be paid to a Designated Participant if certain financial Performance Objectives for URS have been fully met.

In addition, funds will be set aside for discretionary Awards to selected other Employees (referred to in the Plan as "Nondesignated Participants"), who have demonstrated outstanding individual performance during the Plan Year. It is expected that the amount available to Non-designated Participants for the 1993 Plan Year will be $25,000, assuming that URS meets its financial objectives.

The sum of all Target Awards for Designated Participants and expected payouts to Non-designated Participants will equal the Target Bonus Pool. The Actual Bonus Pool will vary from the Target Pool upward or downward based on URS' actual performance in relationship to its Performance Objectives.

Actual Awards to Designated Participants and actual funds available for distribution to Non-designated Participants will vary from target amounts based on the relationship between the Actual Bonus Pool and the Target Bonus Pool.

A detailed description of how the Plan works is presented in the following sections of this document.


II.2  DESIGNATED AND NON-DESIGNATED PARTICIPANTS

Plan participation is extended to selected Employees who, in the opinion of the Chief Executive Officer ("CEO") of URS, have the opportunity to significantly impact the annual operating success of the Company. These Employees, referred to as "Designated Participants," will be notified in writing of their selection to participate in the Plan. This notification letter, for all Participants except the CEO of URS, will be signed by the CEO of URS. The letter of participation for the CEO will be signed by the chairman of the Compensation Committee.

In addition to the Designated Participants, there may be a group of other Employees who are selected to receive Awards based on their outstanding individual performance during the Plan Year. These other Employees, referred to as "Nondesignated Participants," will not be selected until the completion of the Plan Year. The selection of Non-designated Participants will be determined by the CEO of URS, subject to the approval of the Compensation Committee.


II.3  TARGET AWARD PERCENTAGES FOR DESIGNATED PARTICIPANTS

Each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, when multiplied by the individual's Base Salary earned during the Plan Year, represents the anticipated payout to a Designated Participant if URS' Performance Objectives are met.

Each Designated Participant's Target Award Percentage will be included in the letter of notification mentioned in Section II.2.


II.4  TARGET BONUS POOL

The Target Bonus Pool (Target Pool) will equal the sum of all Target Awards for Designated Participants PLUS an amount set aside for distribution to Non-designated Participants. For 1993, the Target Bonus Pool equals $442,000.


II.5  URS PERFORMANCE OBJECTIVES

For 1993, URS' Performance Objectives are focused on the need to improve profitability and generate cash. The Performance Objectives and weightings for the 1993 Plan Year are as follows:

            URS CORPORATION PERFORMANCE OBJECTIVES AND WEIGHTINGS

    Performance Measure      Weighting            Performance Objective
    -------------------      ---------            ---------------------
    Net Income ($000s)          50%                      $5,600
    Return on Total
      Capital (ROTC)            50%                        15%

For the purposes of the Plan, ROTC is defined as:

                   [(A+B)   ((C+D) 2)]

              where:

              A =  Net Income
              B =  After-Tax Interest
              C = Interest-bearing debt plus equity at the beginning of the Plan Year
              D =  Interest-bearing debt plus equity at the end of the Plan
                   Year

Net Income will be calculated AFTER all URS Corporation (corporate) AND URS Consultants (URSC) bonuses are assumed to have been paid.

It is possible that in the course of the Plan Year, unforeseen events could have a material effect upon URS Corporation's performance relative to the Performance Measures. Such events might include, but are not limited to, acquisitions and public offerings. The effect of such events will be treated on a case by case basis. In general, acquisitions and public offerings will be treated as follows:

Acquisitions
- ------------
In the event that the Company completes an acquisition during the Plan Year, the Performance Objectives will be adjusted for the projected financial impact of the acquisition for the balance of the Year and potential Awards under the Plan will be calculated accordingly.

Equity Transactions
- -------------------
In the event that URS issues or buys back Company stock during the Plan Year, the financial impact of such a transaction will not be included in calculating potential Awards under the Plan.

II.6  RELATIONSHIP BETWEEN PERFORMANCE AND THE ACTUAL BONUS POOL

The Actual Bonus Pool (Actual Pool) will vary from the Target Pool based on the relationship between the actual performance of URS and the Performance Objectives. The Actual Pool will vary in relationship to the Target Pool based on the following table:

                RELATIONSHIP BETWEEN URS PERFORMANCE AND THE
            ACTUAL BONUS POOL AS A % OF THE TARGET BONUS POOL<F1>

     Net Income (weighted 50%)               ROTC (weighted 50%)
     --------------------------          --------------------------
      Actual          Actual Pool         Actual         Actual Pool
    Performance        as a % of        Performance       as a % of
      ($000s)         Target Pool           (%)          Target Pool
    -----------       -----------       -----------      -----------
      $11,200           200%<F2>            30%            200%<F2>
        5,600           100%                15%            100%
     =< 4,200             0%             =< 12%              0%


[FN]
<F1>The calculation of the Actual Award as a % of Target will be interpolated for performance between discrete points.

<F2>Awards have no upper limit and will be extrapolated for performance beyond discrete points.



Based on the table above, the Actual Award will vary depending upon actual performance in relation to Performance Objectives and the weighting of the Performance Objectives. The example on the opposite page illustrates the application of the table and the interpolation and weighting calculations.


II.7  ACTUAL AWARDS TO DESIGNATED AND NON-DESIGNATED PARTICIPANTS

Actual Awards to Designated Participants will vary from Target levels based on the relationship between the Actual Bonus Pool and the Target Pool.

After allocating Actual Awards to Designated Participants, the remaining funds in the Actual Pool will be available for allocation to Non-designated Participants.

Actual Awards distributed to Non-designated Participants will be determined on a discretionary basis by the CEO, subject to the approval of the Compensation Committee. The Company is under no obligation to distribute the entire Actual Pool. The sum of all Awards to Non-designated Participants may not exceed the amount available in the Actual Pool.

                         III.  OTHER PLAN PROVISIONS

III.1  AWARD PAYMENT

Assessment of actual performance and payout of Awards will be subject to the completion of the 1993 Year-end independent audit.

The Actual Award earned, up to the Target Award level, will be paid to the Participant (or the Participant's heirs in the case of death) in cash within 30 days of the completion of the independent audit. Any Actual Award earned in excess of the Target Award will be automatically deferred until the end of fiscal 1994. This deferred portion of the Award will be paid to the Participant within 30 days of the end of fiscal 1994, provided that the Participant is still an Employee of URS or one of its Affiliates at Year-end 1994 except for death, permanent disability, or retirement. A Participant whose employment with the Company or an Affiliate is terminated prior to the end of fiscal 1994 for any other reason forfeits the deferred portion of the Award.

The Company is under no obligation to pay interest on the deferred portion of the Award and will not do so.


III.2  EMPLOYMENT

In order to receive an Award under the Plan, a Participant must be employed by URS or an Affiliate at the end of the Plan Year, except as otherwise noted below. A Participant must also have performed his/her duties satisfactorily during the Year, as determined by the CEO of URS. The Compensation Committee will assess the performance of the CEO.


III.3  TERMINATION

If Termination of a Designated Participant's employment occurs during the Plan Year by reason of death, permanent disability, or retirement, the Designated Participant (or the Participant's heirs in the case of death) will be eligible to receive a prorata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year. Participants who have earned an Award on this basis will receive payment on the same schedule as other Plan Participants, except that there will be no deferral of Awards in excess of Target. In the event that a Participant terminates for reasons above during Fiscal Year 1993, any deferred Award will be paid within 30 days of Termination.

A Participant whose employment with the Company or its Affiliates is terminated prior to the end of the Plan Year for any other reason (whether voluntarily or involuntarily) will forfeit the opportunity to earn an Award under the Plan.

                                    III-1

III.4  OTHER PRO-RATA AWARDS

Individuals who have been selected during the Year for Plan participation and who have a minimum of three months as a Designated Participant will be eligible to receive a pro-rata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year, provided that the Participant is employed by URS or an Affiliate at Year-end.


III.5  PLAN FUNDING

Estimated payouts for the Plan will be accrued monthly and charged as an expense against the income statement of URS. At the end of each fiscal quarter, the estimated Actual Awards under the Plan will be evaluated based on actual performance to date. The monthly accrual rate will then be adjusted so that the cost of the Plan is fully accrued at Year-end.

Accrual of Awards will not imply vesting of any individual Awards to Participants.


III.6  PLAN ADMINISTRATION

Responsibility for decisions and/or recommendations regarding Plan administration are divided among the URS CEO and the Compensation Committee of the URS Board of Directors. The exhibit on the facing page outlines the levels of responsibility and authority assigned to each.

Notwithstanding the above, the Committee retains final authority regarding all aspects of Plan administration, and the resolution of any disputes. The Committee may, without notice, amend, suspend or revoke the Plan.


III.7  ASSIGNMENT OF EMPLOYEE RIGHTS

No employee has a claim or right to be a Participant in the Plan, to continue as a Participant, or to be granted an Award under the Plan. URS is not obligated to give uniform treatment (e.g., Target Award Percentages, discretionary Awards, etc.) to Employees or Participants under the Plan. Participation in the Plan does not give an Employee the right to be retained in the employment of URS, nor does it imply or confer any other employment rights.

Nothing contained in the Plan will be construed to create a contract of employment with any Participant. URS reserves the right to elect any person to its offices and to remove Employees in any manner and upon any basis permitted by law.

                                    III-2

Nothing contained in the Plan will be deemed to require URS to deposit, invest or set aside amounts for the payment of any Awards. Participation in the Plan does not give a Participant any ownership, security, or other rights in any assets of URS or any of its Affiliates.


III.8  WITHHOLDING TAX

URS will deduct from all Awards paid under the Plan any taxes required by law to be withheld.


III.9  EFFECTIVE DATE

The Plan is effective as of November 1, 1992, and will remain in effect for the Fiscal Year ending October 31, 1993 unless otherwise terminated or extended by the Committee.


III.10  VALIDITY

In the event any provision of the Plan is held invalid, void, or unenforceable, the same will not affect, in any respect whatsoever, the validity of any other provision of the Plan.


III.11  APPLICABLE LAW

The Plan will be governed by and construed in accordance with the laws of the State of California.











                                    III-3

                              IV.  DEFINITIONS

IV.1  DEFINITIONS

"Affiliate" refers to any entity owned partially or totally by URS Corporation including URS Corporation.

"Actual Award" or "Award" refers to the incentive amount earned under the Plan by a Designated or Non-designated Participant.

"Actual Bonus Pool" or "Actual Pool" refers to the calculated amount available for distribution to all Designated and Nondesignated Participants under the terms and provisions of the Plan.

"Base Salary" refers to the actual base earnings of a Designated Participant for the Plan Year exclusive of any bonus payments under this Plan or any other prior or present commitment, including contractual arrangements, any salary advance, any allowance or reimbursement, and the value of any basic or supplemental Employee benefits or perquisites. Base Salary refers only to amounts earned while a Designated Participant during the Plan Year.

"Company" refers to URS Corporation.

"Compensation Committee" or "Committee" refers to the Compensation Committee of the Board of Directors of URS
Corporation.

"Designated Participant" refers to an Employee of URS
Corporation designated by the CEO of URS to participate in the Plan. Designation will be established only in writing.

"Employee" refers to an Employee of URS Corporation.

"Fiscal Year" refers to the twelve months beginning November 1, and ending October 31.

"Net Income" refers to the consolidated revenue less all expenses (including tax and interest charges) of the Company.

"Non-designated Participant" refers to an Employee of URS Corporation selected to receive an Award under the Plan on the basis of outstanding individual performance. Employee selection will be made at the end of the Plan Year, at the recommendation of the CEO of URS, within the guidelines agreed with and subject to the approval of the Compensation Committee. Unlike Designated Participants, Non-designated Participants will not be assigned Target Award Percentages or individual Performance Objectives.

"Performance Objectives" or "Objectives" refers to the preestablished financial goals upon which URS Corporation performance will be assessed.

"Plan" refers to the URS Corporation 1993 Incentive Compensation Plan, as described in this document. Any incentives for future years will be covered by subsequent plan documents.

"Plan Year" or "Year" refers to the twelve months beginning November 1, 1992, and ending October 31, 1993, over which performance is measured under this Plan.

"Target Award" refers to a Designated Participant's Target Award Percentage, multiplied by the Participant's Base Salary earned during the Plan Year. This amount represents the anticipated payout to the Designated Participant if all URS Performance Objectives are met.

"Target Award Percentage" refers to a percentage of Base Salary assigned to a Designated Participant in accordance with the terms and provisions of the Plan.

"Target Bonus Pool" or "Target Pool" refers to the amount anticipated to be distributed to all Designated and Nondesignated Participants if all URS Performance Objectives are met.

"Termination" means the Participant's ceasing his service with the Company or any of its Affiliates for any reason whatsoever, whether voluntarily or involuntarily, including by reason of death or permanent disability.

"URS" refers to URS Corporation.

"Year-end" refers to the end of a Fiscal Year, October 31.

                       V.  EXAMPLES OF PLAN OPERATION

                        URS CORPORATION PERFORMANCE TABLE

   Actual                                    Actual
 Net Income          Actual vs.     Return on Total Capital   Actual vs.
  (50% weighting)       Target Pool        (50% weighting)       Target Pool
  ---------------       -----------    -----------------------   -----------
>= $11.200MM            200%               >= 30%                200%
    $5.600MM            100%                  15%                100%
<=  $4.200MM             0%                <= 12%                 0%

Scenario 1 -  URS net income and return on total capital performance
- ----------    exceeds objectives

Net Income Objective ($MMs)     $5.6     ($5.8 - $5.6)/($11.2 - $5.6)
URS Actual Net Income ($MMs)    $5.8     = 3.6% + 100% = 103.6%

Return on Total
   Capital Objective (%)        15.0%    (17% - 15%)/(30% - 15%) = 13.3%
URS Actual Return on                     + 100% = 113.3%
   Total Capital (%)            17.0%

TARGET BONUS POOL ($000s)       $442.0   (($442 * 50%) * 103.6%) + (($442
ACTUAL BONUS POOL ($000s)       $479.4   * 50%) * 113.3%) = $229.0 + $250.4

Scenario 2 -  URS net income minimum met; return on total capital not met
- ----------

Net Income Objective ($MMs)     $5.6     ($4.5 - $5.6)/($4.2 - $5.6) * (-1)
URS Actual Net Income ($MMs)    $4.5     = -78.6% + 100% = 21.4%

Return on Total
   Capital Objective (%)        15.0%    Since the minimum of 12% ROTC is
URS Actual Return on                     not met, there is no bonus for this
   Total Capital(%)             11.0%    Performance Objective

TARGET BONUS POOL ($000s)       $442.0   (($442 * 50%) * 21.4%) + (($442 *
ACTUAL BONUS POOL ($000s)       $47.3    50%) * 0.0%) = $47.3 + $0.0

Scenario 3 -  URS net income exceeds maximum; return on total capital exceeds
- ----------    objective

                                         Since the maximum net income equal
Net Income Objective ($MMs)      $5.6    to $11.2 MM has been met, the bonus
URS Actual Net Income ($MMs)    $12.3    percentage for this objective is
                                         200% of Target
Return on Total
   Capital Objective (%)        15.0%    (18% - 15%)/(30% - 15%) = 20% +
URS Actual Return on                     100% = 120%
   Total Capital (%)            18.0%

TARGET BONUS POOL ($000s)       $442.0   (($442 * 50%) * 200%) + (($442 *
ACTUAL BONUS POOL ($000s)       $707.2   50%) * 120%) = $442.0 + $265.2

Actual awards to Designated Participants and funds available for distribution to Non-designated Participants will vary from Target levels in relationship to the Actual Bonus Pool versus the Target Pool.

              EXHIBIT 10.7

              1993 Incentive Compensation Plan
              of URS Consultants Inc.















                             URS CONSULTANTS INC.


                       1993 INCENTIVE COMPENSATION PLAN

                               TABLE OF CONTENTS
                               -----------------


   I.  PURPOSE OF THE PLAN

  II.  HOW AWARDS ARE EARNED UNDER THE PLAN

 III.  OTHER PLAN PROVISIONS

  IV.  DEFINITIONS

   V.  EXAMPLES OF PLAN OPERATION

                            I.  PURPOSE OF THE PLAN

I.1 PURPOSE

The URS Consultants Inc. 1993 Incentive Compensation Plan (the "Plan") is intended to provide incentive compensation to individuals who make an important contribution to URS Consultants financial performance. Specific Plan objectives are to:


    -    Focus key Employees on achieving specific financial targets;


    -    Reinforce a team orientation;


    - Provide significant award potential for achieving outstanding performance; and


    - Enhance the ability of URS Consultants to attract and retain highly talented and competent individuals.

                   II.  HOW AWARDS ARE EARNED UNDER THE PLAN

II.1  GENERAL PLAN DESCRIPTION (see facing exhibit)

The 1993 Incentive Compensation Plan provides the opportunity for key Employees of URS Consultants Inc. ("the Company") to receive cash Awards based on a combination of Company and individual performance.

An overview of how the Plan works is shown schematically on the facing page.
In general, a Target Bonus Pool is established. This amount represents the total Awards that are expected to be paid to selected URS Consultants Employees if certain financial Performance Objectives for URS Consultants have been fully met. The Actual Bonus Pool will vary from the Target Bonus Pool upward or downward based on URS Consultants' actual performance in relationship to its Performance Objectives. This adjusted bonus pool is the Actual Bonus Pool, from which Actual Award payouts will be made.

At the beginning of or during the Plan Year, certain Employees will be selected to participate in the Plan. These individuals are referred to in the Plan as "Designated Participants." Upon selection to participate in the Plan, each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, multiplied by the Participant's Base Salary earned during the Plan Year, will equal the Participant's Target Award. This Target Award will be earned for meeting both pre-determined URS Consultants and individual Performance Objectives. Individual Performance Objectives will vary based on the Participant's role within the organization. Each Designated Participant's Actual Award could vary from the Target Award, based on the individual's actual performance measured against his/her Performance Objectives, subject to the amount available for distribution from the Actual Bonus Pool.

Another key feature of the Plan is that a portion of the Actual Bonus Pool will be set aside for discretionary Awards to selected other Employees (referred to in the Plan as "NonDesignated Participants"), who have demonstrated outstanding individual performance during the Plan Year.

A detailed description of how the Plan works is presented in the following sections of this document.


II.2  DESIGNATED AND NON-DESIGNATED PARTICIPANTS

Plan participation is extended to selected Employees who, in the opinion of the President of URS Consultants and the Chief Executive Officer ("CEO") of URS Corporation (the "Parent Company"), have the opportunity to significantly impact the annual operating success of URS Consultants. These Employees, referred to as "Designated Participants," will be notified in writing of their selection to participate in the Plan. This notification letter will be signed by both the President of URS Consultants and the CEO of the Parent Company.

In addition to the Designated Participants, there may be a group of other Employees who are selected to receive Awards based on their outstanding individual performance during the Plan Year. These other Employees, referred to as "Nondesignated Participants," will not be selected until the completion of the Plan Year. The selection of Non-designated Participants will be determined by the President of URS Consultants, subject to the approval of the CEO of the Parent Company.


II.3  TARGET BONUS POOL

A Target Bonus Pool is established, representing an amount which is expected to be sufficient to pay each Designated Participant 100% of his/her Target Award, with a remaining amount available for distribution to Non-designated Participants. (The Awards to Non-designated Participants are estimated at approximately 25% of the total Non-Designated Participants' Bonus Pool.)

This Target Bonus Pool is determined based on the current group of Designated Participants and the anticipated group of Nondesignated Participants. The Target Pool is subject to change if the group of Designated Participants, the group of NonDesignated Participants, or the Base Salaries of Designated Participants change.

Subject to these potential changes, the Target Bonus Pool for the 1993 Plan Year is established at $1,380,244.


II.4  URS CONSULTANTS PERFORMANCE OBJECTIVES

URS Consultants Performance Objectives are focused on the need to achieve strong operating results (i.e., contribution) and generate cash through the management of DSOs throughout the Year. Performance will be evaluated based on a combination of URS Consultants Contribution, Average Receivables Days Sales Outstanding (DSO), New Sales and Other Growth measures.

The URS Consultants Performance objectives for the 1993 Plan Year are as follows:

                    URS CONSULTANTS PERFORMANCE OBJECTIVES

    Performance Measures          Performance Objectives
    --------------------          ----------------------
    Contribution ($000s)                 $12,600
    Average DSO (Days)                      92
    New Sales ($000s)                    $161,000
    Other Growth ($000s)          Varies by Participant

URS Consultants Contribution is defined as total 1993 Fiscal Year URS Consultants revenues less:

    -    Direct cost of sales;
    -    Indirect expenses; and
    - ACCRUAL OF EXPECTED AWARDS FOR BOTH DESIGNATED AND NON-DESIGNATED PARTICIPANTS UNDER THE PLAN (I.E., THE PLAN MUST PAY FOR ITSELF)

The subtraction of expected Awards from revenues in calculating contribution under the Plan means that the Contribution Objective, for purposes of the Plan, is calculated after all bonuses have been accrued, or assumed to have been paid.

URS Consultants Days Sales Outstanding (DSO) is defined by the following formula:

         BAR + UAR - BEC
         ---------------   x 90
             REVENUES

where BAR is billed accounts receivable, UAR is unbilled accounts receivable, BEC is billings in excess of cost, and REVENUES is the sum of the last three months revenues. DSOs will be calculated monthly, and the average of the twelve months DSOs will equal Average DSOs.

URS Consultants New Sales is defined as gross additions to backlog.

URS Consultants Other Growth is defined as growth in New Sales, designations, indefinite delivery contracts, inter-office cooperation, and/or other measures as defined in the Participant's notification letter.


II.5  WEIGHTING OF URS CONSULTANTS PERFORMANCE OBJECTIVES

The Target Bonus Pool will be weighted based on the aggregate weightings of the individual Participants' Performance Objectives in the Plan. Contribution will be the most heavily weighted component followed by DSO performance, New Sales, and Other Growth Measures. An example of the weighting calculation is shown on the facing page.

II.6  RELATIONSHIP BETWEEN PERFORMANCE AND THE ACTUAL BONUS POOL

The Actual Bonus Pool will vary from the Target Bonus Pool based on the relationship between the actual performance of URs Consultants and the Performance Objectives. The Actual Bonus Pool will vary in relationship to the Target Bonus Pool based on the following table:

             RELATIONSHIP BETWEEN URS CONSULTANTS PERFORMANCE AND
           THE ACTUAL BONUS POOL AS A % OF THE TARGET BONUS POOL<F1>

      URS Consultants Contribution              URS Consultants DSO
      ----------------------------              -------------------
   Actual
 Performance                     Actual
  As A % Of                     Bonus Pool                  Bonus Pool
 Performance      Actual        As A % Of       Actual       As A % Of
  Objective     Performance    Target Pool    Performance   Target Pool
 -----------    -----------    -----------    -----------   -----------
     (%)          ($000s)          (%)           (Days)         (%)

  => 115%       => $14,490        200%<F2>        =< 87        200%<F2>
     100%          $12,600        100%               92        100%
      85%          $10,710         25%               97         25%
   <  85%        < $10,710          0%             > 97          0%

            URS Consultants
               New Sales
- ---------------------------------------
   Actual
 Performance                      Actual
  As A % Of                     Pool Bonus
 Performance       Actual        As A % Of
  Objective     Performance     Target Pool
 -----------    -----------     -----------
    (%)           ($000s)           (%)

  => 115%      => $185,150          200%
     100%         $161,000          100%
      85%         $136,850           25%
    < 85%       < $136,850            0%

[FN]
<F1>Awards for the Other Growth performance measure will be made at the discretion of the President of the Company and the Chief Executive Officer of the Parent Company.

<F2>Maximum upside opportunity of 200% of the Target Bonus Pool may be raised at the discretion of the Compensation Committee. The calculation of the Actual Bonus Pool As A % Of Target will be interpolated for performance between discrete points shown in the table above.

Based on the table above, the Actual Bonus Pool could vary between 0% and 200% of the Target Bonus Pool, depending upon actual performance in relation to

Performance Objectives and the weighting of the Performance Objectives. The example on the opposite page illustrates the application of the table and the interpolation and weighting calculations.

Accrual of any Actual Pool tied to DSO, New Sales, and Other Growth performance is contingent upon Contribution performance being at or above 85% of the Performance Objective.


II.7  DISCRETIONARY BONUS POOL

It is the intent of the Plan that if the Actual Bonus Pool, as calculated in
Section II.6, should fall below 25% of the Target Bonus Pool, then a Discretionary Bonus Pool will be created instead.

Awards from the Discretionary Pool may be made to selected Employees (both Designated and Non-designated Participants) on a totally discretionary basis by the President of URS Consultants, subject to the approval of the CEO of the Parent Company. The formation of the Discretionary Pool will not guarantee any Award payments. Rather, the Discretionary Pool will be used to recognize selected outstanding Employees in the event that URS Consultants does not meet or exceed 85% of its Contribution Performance Objective. The total sum of Awards made from the Discretionary Pool may not exceed 25% of the Target Bonus Pool.


II.8  ACTUAL BONUS POOL ALLOCATION

Awards will be paid from the funds available in the Actual Bonus Pool. The portion of the pool actually allocated to NonDesignated Participants will be determined after the end of the Plan Year at the discretion of the CEO of the Parent Company, subject to the approval of the Compensation Committee, and may vary from the estimated 20% of the total Actual Bonus Pool. The sum of the Actual Awards paid, including Awards made to Non-designated Participants, may not exceed the available Actual Bonus Pool.


II.9  TARGET AWARD PERCENTAGES

Each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, when multiplied by the individual's Base Salary earned during the Plan Year, represents the anticipated payout to a Designated Participant if all URS Consultants and the individual's Performance Objectives are met.

Each Designated Participant's Target Award Percentage and individual Performance Objectives will be included in the letter of notification mentioned in Section II.2.


II.10  ACTUAL AWARDS FOR DESIGNATED PARTICIPANTS

Individual Performance Objectives will be assigned based on the economic unit (i.e., URS Consultants, a region of URS Consultants, or an office of URS Consultants) on which the Participant's performance has the greatest financial impact. Each Designated Participant will be notified of his/her economic unit, the individual Performance Objectives associated with that unit, the weighting of those Performance Objectives, and the relationship between individual unit performance and Award levels in the letter of notification mentioned in
Section II.2.


II.11  ADJUSTMENT TO ACTUAL AWARDS

It is possible that the sum of the Actual Awards for Designated Participants could exceed the Actual Bonus Pool available for Designated Participants. This result could happen for either one of two reasons. First, the CEO of URS Corporation could allocate more for Awards to Non-designated Participants than was accrued. Second, larger economic units could perform worse relative to the smaller economic units, creating an insufficient Actual Bonus Pool. In these cases, all Actual Awards will be reduced pro-rata by a factor determined by dividing the Actual Bonus Pool for Designated Participants by the sum of the individual Actual Awards for Designated Participants. An example of this calculation is shown on the opposite page.

If the sum of Actual Awards is less than the Actual Bonus Pool available for Designated Participants, there will be no upward pro-ration of Awards paid.

                          III.  OTHER PLAN PROVISIONS

III.1  AWARD PAYMENT

Assessment of actual performance and payout of Awards will be subject to the completion of the 1993 Year-end independent audit.

The Actual Award earned, up to the Target Award level, will be paid to the Participant (or the Participant's heirs in the case of death) in cash within 30 days of the completion of the independent audit. Any Actual Award earned in excess of the Target Award will be automatically deferred until the end of fiscal 1994. This deferred portion of the Award will be paid to the Participant within 30 days of the end of fiscal 1994, provided that the Participant is still an Employee of URS Consultants or one of its Affiliates at Year-end 1994, except for death, permanent disability, or retirement. A Participant whose employment with the Company or an Affiliate is terminated prior to the end of fiscal 1994 for any other reason forfeits the deferred portion of the Award.

The Company is under no obligation to pay interest on the deferred portion of the Award and will not do so.


III.2  EMPLOYMENT

In order to receive an Award under the Plan, a Participant must be employed by URS Consultants or an Affiliate at the end of the Plan Year, except as otherwise noted below. A Participant must also have performed his/her duties satisfactorily during the Year, as determined by the URS Consultants President. The Parent Company CEO will assess the performance of the President and Executive Vice President.


III.3  TERMINATION

If Termination of a Designated Participant's employment occurs during the Plan Year by reason of death, permanent disability, or retirement, the Designated Participant (or the Participant's heirs in the case of death) will be eligible to receive a prorata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year. Participants who have earned an Award on this basis will receive payment on the same schedule as other Plan Participants, except that there will be no deferral of Awards in excess of Target. In the event that a Participant terminates for reasons above during Fiscal Year 1993, any deferred Award will be paid within 30 days of Termination.

A Participant whose employment with the Company or its Affiliates is terminated prior to the end of the Plan Year for any other reason (whether voluntarily or involuntarily) will forfeit the opportunity to earn an Award under the Plan.

                                     III-1

III.4  OTHER PRO-RATA AWARDS

Individuals who have been selected during the Year for Plan participation and who have a minimum of three months as a Designated Participant will be eligible to receive a pro-rata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year, provided that the Participant is employed by URS Consultants or an Affiliate at Year-end.


III.5  PLAN FUNDING

Estimated payouts for the Plan will be accrued monthly and charged as an expense against the income statement of URS Consultants and its economic units. At the end of each fiscal quarter, the estimated Actual Bonus Pool under the Plan will be evaluated based on actual performance to date. The monthly accrual rate will then be adjusted so that the cost of the Plan is fully accrued at Year-end.

Accrual of Awards will not imply vesting of any individual Awards to Participants.


III.6  PLAN ADMINISTRATION

Responsibility for decisions and/or recommendations regarding Plan administration are divided among the URS Consultants President, the URS Corporation CEO, and the Compensation Committee of the URS Corporation Board of Directors. The exhibit on the facing page outlines the levels of responsibility and authority assigned to each.

Notwithstanding the above, the Committee retains final authority regarding all aspects of Plan administration, and the resolution of any disputes. The Committee may, without notice, amend, suspend or revoke the Plan.


III.7  ASSIGNMENT OF EMPLOYEE RIGHTS

No employee has a claim or right to be a Participant in the Plan, to continue as a Participant, or to be granted an Award under the Plan. URS Consultants is not obligated to give uniform treatment (e.g., Target Award Percentages, discretionary Awards, etc.) to Employees or Participants under the Plan. Participation in the Plan does not give an Employee the right to be retained in the employment of URS Consultants, nor does it imply or confer any other employment rights.




                                     III-2

Nothing contained in the Plan will be construed to create a contract of employment with any Participant. URS Consultants reserves the right to elect any person to its offices and to remove Employees in any manner and upon any basis permitted by law.

Nothing contained in the Plan will be deemed to require URS Consultants to deposit, invest or set aside amounts for the payment of any Awards. Participation in the Plan does not give a Participant any ownership, security, or other rights in any assets of URS Consultants or any of its Affiliates.


III.8  WITHHOLDING TAX

URS Consultants will deduct from all Awards paid under the Plan any taxes required by law to be withheld.


III.9  EFFECTIVE DATE

The Plan is effective as of November 1, 1992, and shall remain in effect for the Fiscal Year ending October 31, 1993 unless otherwise terminated or extended by the Committee.


III.10  VALIDITY

In the event any provision of the Plan is held invalid, void, or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provision of the Plan.


III.11  APPLICABLE LAW

The Plan shall be governed by and construed in accordance with the laws of the State of California.












                                     III-3

                               IV.  DEFINITIONS

IV.1  DEFINITIONS

"Actual Bonus Pool" or "Actual Pool" refers to the calculated amount available to be distributed to all Participants under the terms and provisions of the Plan.

"Affiliate" refers to any entity owned partially or totally by URS Corporation including URS Corporation.

"Award" refers to any incentive amount earned under the Plan by a Designated or Non-designated Participant.

"Actual Award" refers to the calculated incentive amount earned by a Participant under the terms and provisions of the Plan, before any adjustments caused by the size of the Actual Bonus Pool.

"Base Salary" refers to the actual base earnings of a Designated Participant for the Plan Year exclusive of any bonus payments under this Plan or any other prior or present commitment, including contractual arrangements, any salary advance, any allowance or reimbursement, and the value of any basic or supplemental Employee benefits or perquisites. Base Salary refers only to amounts earned while a Designated Participant during the Plan Year.

"Company" refers to URS Consultants, Inc.

"Compensation Committee" or "Committee" refers to the compensation Committee of the Board of Directors of the Parent Company.

"Designated Participant" refers to an Employee of URS Consultants designated by the CEO of URS Corporation to participate in the Plan. Designation will be established only in writing.

"Discretionary Bonus Pool" or "Discretionary Pool" is the total amount available to be distributed if URS Consultants contribution does not reach or exceed $10,710,000 (85% of the Performance Objective).
       -----------

"Employee" refers to an Employee of URS Consultants, Inc.

"Fiscal Year" refers to the twelve months beginning November 1, and ending October 31.

"Non-designated Participant" refers to an Employee of URS Consultants selected to receive an Award under the Plan on the basis of outstanding individual performance. Employee selection will be made at the end of the Plan Year, at the recommendation of the President of URS Consultants, within guidelines agreed with and subject to the approval of the CEO of URS Corporation. Unlike Designated Participants, Nondesignated Participants will not be assigned Target Award Percentages or individual Performance Objectives.

"Parent Company" refers to URS Corporation.

"Performance Objectives" or "Objectives" refers to the preestablished financial goals upon which overall URS Consultants and economic unit (i.e., URS Consultants, a region of URS Consultants, or an office of URS Consultants) performance will be assessed.

"Plan" refers to the URS Consultants Inc. 1993 Incentive Compensation Plan, as described in this document. Any incentives for future years will be covered by subsequent plan documents.

"Plan Year" or "Year" refers to the twelve months beginning November 1, 1992, and ending October 31, 1993, over which performance is measured under this Plan.

"Target Award" refers to a Designated Participant's Target Award Percentage, multiplied by the Participant's Base Salary earned during the Plan Year. This amount represents the anticipated payout to the Designated Participant if all URS Consultants and the individual's Performance Objectives are met.

"Target Award Percentage" refers to a percentage of Base Salary assigned to a Designated Participant in accordance with the terms and provisions of the Plan. Non-designated Participants are not assigned Target Award Percentages.

"Target Bonus Pool" or "Target Pool" refers to the sum of the Target Awards for Designated Participants plus an estimated amount for Awards to Non-designated Participants.

"Termination" means the Participant's ceasing his service with the Company or any of its Affiliates for any reason whatsoever, whether voluntarily or involuntarily, including by reason of death or permanent disability.

"Year-end" refers to the end of a Fiscal Year, October 31.

                        V.  EXAMPLES OF PLAN OPERATION

                       URS CONSULTANTS PERFORMANCE TABLE

            Actual                               Actual            Actual
        Contribution        Actual DSO         New Sales        Other Growth
       (70% weighting)    (18% weighting)    (8% weighting)    (4% weighting)
      ---------------    ---------------    --------------    --------------
         >= $14,490           <= 87            > $185,150
            $12,600              92              $161,000           To be
            $10,710              97              $136,850         Determined


Scenario 1 -  URSC Contribution, DSO performance, and New Sales exceed
- ----------    objectives; Other Growth target objective met

Contribution Objective ($000s)  $12,600    ($13,000 - $12,600)/($14,490 -
Actual Contribution ($000s)     $13,000    $12,600) = 21.2% + 100% = 121.2%

DSO Objective (days)               92      (90 - 92)/(87 - 92) = 40% + 100% =
Actual DSO (days)                  90      140%

New Sales Objective ($000s)     $161,000   ($170,000 - $161,000)/($185,150 -
Actual New Sales ($000s)        $170,000   $161,000) = 37.3% + 100% = 137.3%

Other Growth Objective ($000s)  $xx,xxx    = 100%
Actual Growth ($000s)           $xx,xxx

TARGET BONUS POOL ($000s)       $1,380     (($1,380 * 70%) * 121.2%) + (($1,380
ACTUAL BONUS POOL ($000s)       $1,725     * 18%) * 140%) + (($1,380 * 8%) *
                                           137.3%) + ($1,380 * 4%) * 100%)
                                           = $1,725

Scenario 2 -  URSC Contribution minimum met; DSO minimum not met; New Sales
- ----------    exceeds objectives; Other Growth target objective met

Contribution Objective ($000s)  $12,600    ($11,000 - $12,600)/($10,710 -
Actual Contribution ($000s)     $11,000    $12,600) * (-75%) = -63.5%
                                           + 100% = 36.5%

DSO Objective (days)               92      Since the minimum DSO performance
Actual DSO (days)                  98      allowable under plan is not met,
                                           there is no bonus payout for this
                                           Performance Objective

New Sales Objective ($000s)     $161,000   ($170,000 - $161,000)/($185,150 -
Actual New Sales ($000s)        $170,000   $161,000) = 37.3% + 100% = 137.3%

Other Growth Objective ($000s)  $xx,xxx    = 100%
Actual Growth ($000s)           $xx,xxx

TARGET BONUS POOL ($000s)       $1,380     (($1,380 * 70%) * 36.5%) + (($1,380
ACTUAL BONUS POOL ($000s)       $559       * 18%) * 0%) +(($1,380 * 8%)
                                           * 137.3%) + ($1,380 * 4%) * 100%)
                                           = $559

Scenario 3 -  URSC Contribution minimum not met; DSO and New Sales minimum
- ----------    objectives met; Other Growth target objective met

Contribution Objective ($000s)  $12,600    Contribution < 85% of Target;
Actual Contribution ($000s)     $10,000    Contribution Pool = 0%

DSO Objective (days)               92      DSO portion is contingent upon
Actual DSO (days)                  94      Contribution of 85% of Target.
                                           DSO portion is therefore 0%

New Sales Objective ($000s)     $161,000   New Sales portion is contingent upon
Actual New Sales ($000s)        $140,000   Contribution of 85% of Target.  New
                                           Sales portion is therefore 0%

Other Growth Objective ($000s)  $xx,xxx    Other Growth portion is contingent
Actual Growth ($000s)           $xx,xxx    upon Contribution of 85% of Target.
                                           Other Growth portion is therefore 0%

TARGET BONUS POOL ($000s)       $1,380     Since the pool generated is less
ACTUAL BONUS POOL ($000s)         $0       than 25% of the Target Pool, a
                                           Discretionary Pool not to exceed 25%
                                           of Target ($345) is generated


Actual awards to Designated Participants and funds available for distribution to Non-designated Participants will vary from Target levels in relationship to the Actual Bonus Pool versus the Target Pool.

                      DESIGNATED PARTICIPANT PERFORMANCE


 Contribution        DSO           New Sales     Other Growth
 vs. Objective   vs. Objective   vs. Objective   vs. Objective   Actual vs.
(70% weighting)  (18% weighting) (8% weighting)  (4% weighting) Target Award
- ---------------  ---------------  --------------  -------------- ------------
    >= 115%       >= - 5 days       >= 115%          >= 115%         200%
      100%             0 days          100%             100%         100%
    <=  85%       <= + 5 days       <=  85%          <=  85%           0%


INDIVIDUAL PERFORMANCE
(Assume the percentage weightings in the table above apply to managers a, b, and c)

Manager a - exceeds Contribution, DSO, New Sales, and Other Growth minimums, but does not meet target

Salary ($000s)                  $100
Target Bonus %                   25%
Target Bonus ($000s)            $25

Contribution Objective ($000s)  $1,325     ($1,250 - $1,325)/($1,126 - $1,325)
Actual Contribution ($000s)     $1,250     * (-100%) = -38% + 62% = 62%

DSO Objective (days)              90       (92 - 90)/(95 - 90) * (-100%)
Actual DSO (days)                 92       = -40% + 100% = 60%

New Sales Objective ($000s)     $250       ($230 - $250)/($212.5 - $250)
Actual New Sales ($000s)        $230       * (- 100%) = -53% + 100% = 47%

Other Growth Objective ($000s)  $150       ($135 - $150)/($128 - $150)
Actual Growth ($000s)           $135       * (-100%) = -68% + 100% = 32%

ACTUAL BONUS ($000s)            $14.8      (($25 * 70%) * 62%) + (($25 * 18%)
                                           * 60%) + (($25 * 8%) * 47%) + (($25
                                           * 4%) * 32%) = $14.8


Manager b - URSC Contribution minimum met; DSO minimum not met; New Sales exceeds objective; Other Growth exceeds objective

Salary ($000s)                  $100
Target Bonus %                   15%
Target Bonus ($000s)            $15

Contribution Objective ($000s)  $1,325     ($1,300 - $1,325)/($1,126 - $1,325)
Actual Contribution ($000s)     $1,300     * (-100%) = -13% + 100% = 87%

DSO Objective (days)              90       Since the minimum DSO performance
Actual DSO (days)                 97       allowable under plan is not met,
                                           there is no bonus payout for this
                                           objective

New Sales Objective ($000s)     $300       ($320 - $300)/($345 - $320) * (100%)
Actual New Sales ($000s)        $320       = 80% + 100% = 180%

Other Growth Objective ($000s)  $200       ($220 - $200)/($230 - $200) * (100%)
Actual Growth ($000s)           $220       = 67% + 100% = 167%

ACTUAL BONUS ($000s)            $12.3      (($15 * 70%) * 87%) + (($15 * 18%)
                                           * 0%) + (($15 * 8%) * 180%) + (($15
                                           * 4%) * 167%) = $12.3


Manager c - URSC Contribution minimum met; DSO and New Sales minimums met; Other Growth meets objective

Salary ($000s)                  $120
Target Bonus %                   25%
Target Bonus ($000s)            $30

Contribution Objective ($000s)  $1,500     $1,250/$1,500 = 83%
Actual Contribution ($000s)     $1,250

DSO Objective (days)              92
Actual DSO (days)                 94

New Sales Objective ($000s)     $200
Actual New Sales ($000s)        $180

Other Growth Objective ($000s)  $180
Actual Growth ($000s)           $180

ACTUAL BONUS ($000s)            $0.0       CONTRIBUTION MINIMUM NOT MET =
                                           NO BONUS

Actual awards to Designated Participants and funds available for distribution to Non-designated Participants will vary from Target levels in relationship to the Actual Bonus Pool versus the Target Pool.

                      CONSENT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------



    We consent to the incorporation by reference in the following registration statements of URS Corporation on:

    Form S-8 (File No. 2-63576) for 41,825 common shares related to the 1979 Stock Option Plan filed February 8, 1980

    Form S-8 (File No. 2-99410) for 50,000 common shares related to the 1985 Employee Stock Purchase Plan filed August 1, 1985

    Form S-8 (File No. 33-42192) for 261,177 common shares related to the 1985 Employee Stock Purchase Plan filed August 31, 1991

    Form S-8 (File No. 33-41047) for 1,000,000 common shares related to the 1979 Stock Incentive Plan filed June 7, 1991

    Form S-8 (File No. 33-61230) for 500,000 common shares related to the 1991 Stock Incentive Plan filed April 1, 1993 of our report dated December 7, 1993, on our audits of the consolidated financial statements of URS Corporation and its subsidiaries as of October 31, 1993 and 1992, and for the years ended October 31, 1993, 1992 and 1991, which report is included in this Annual Report on Form 10-K.



                                           /s/ COOPERS & LYBRAND
                                           ---------------------





San Francisco, California
January 21, 1994

                               POWER OF ATTORNEY
                               -----------------

         Each person whose signature appears below hereby constitutes and appoints any one of MARTIN M. KOFFEL, MICHAEL B. SHANE and KENT P. AINSWORTH, each with full power to act without the other, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on SEC Form 10-K for fiscal year 1993 of URS Corporation, and any or all amendments thereto, and to file the same with all the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all extents and purposes as he might or could do in person, thereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         This Power of Attorney may be executed in separate counterparts.


Dated:   December 21, 1993.



/s/Richard C. Blum                         /s/William D. Walsh
- ------------------------------             --------------------------
Richard C. Blum, Director                  William D. Walsh, Director



/s/Emmet J. Cashin, Jr.                    /s/Irwin L. Rosenstein
- ------------------------------             --------------------------
Emmet J. Cashin, Jr., Director             Irwin L. Rosenstein, Director


/s/Richard Q. Praeger                      /s/Michael B. Shane
- ------------------------------             --------------------------
Richard Q. Praeger, Director               Michael B. Shane, Director



/s/Martin M. Koffel                        /s/Richard B. Madden
- ------------------------------             --------------------------
Martin M. Koffel, Director                 Richard B. Madden, Director