Form 10-Q
period 1994-01-31
URS CORP /NEW/
filed 1994-03-16
CIK 102379

FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 1994
                                           ----------------
                                     OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                           ------------    ------------
                       Commission file number 1-7567
                                              ------

                              URS CORPORATION
               ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      Delaware                         94-1381538
            ----------------------------          --------------------
             (State or other jurisdiction         (I.R.S. Employer
                 of incorporation)                 Identification No.)


             100 California Street, Suite 500
             San Francisco, California                    94111-4529
            --------------------------------              ----------
             (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:  415-774-2700
                                                     ------------
             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No                                                                  ---
  ---

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at February 14, 1994
- -----------------------------         --------------------------------
Common stock, $.01 par value                      6,989,400

                      URS CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION:

          In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Net earnings per share computations are based upon the weighted average number of common shares outstanding during the period plus shares issuable under warrants and stock options that have a dilutive affect.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993. The results of operations for the quarterly period ended January 31, 1994 are not necessarily indicative of the operating results for the full year.


 Item 1. Financial Statements (unaudited)

            Consolidated Balance Sheets

               January 31, 1994 and October 31, 1993  . . . . . .  3

            Consolidated Statements of Operations

               Three months and ended January 31, 1994 and 1993 .  4

            Consolidated Statements of Cash Flows

               Three months ended January 31, 1994 and 1993 . . .  5

            Notes to Consolidated Financial Statements  . . . . .  6


 Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . .  9


PART II. OTHER INFORMATION:

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . 11

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)

                                                 January 31,  October 31,
         ASSETS                                     1994         1993
                                                    ----         ----
                                                        (unaudited)
 Current assets:
  Cash                                              $ 3,915    $ 6,628
  Accounts receivable, less allowance for
   doubtful accounts of $741 and $665                30,523     27,157
  Costs and accrued earnings in excess of
   billings on contracts in process, less
   allowances for losses of $383 and $416            10,643     11,783
  Prepaid expenses and other                            917        955
                                                    -------    -------
    Total current assets                             45,998     46,523

 Property and equipment at cost, net                  4,320      4,596
 Goodwill, net                                        5,141      5,260
 Other assets                                           788      1,695
                                                    -------    -------
                                                    $56,247    $58,074
                                                     ======     ======
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                                  $ 6,598    $ 8,078
  Accrued salaries and wages                          4,757      3,574
  Accrued expenses                                    5,044      7,187
   Total current liabilities                        -------    -------
                                                     16,399     18,839

 Long-term debt, including related parties            8,191      8,277
 Deferred compensation and other                      1,608      1,569
                                                    -------    -------
   Total liabilities                                 26,198     28,685
                                                    -------    -------
 Shareholders' equity:
  Common shares, par value $.01;
   authorized 20,000 shares;
   issued 6,989 and 6,989 shares                         70         70
  Additional paid-in capital                         28,624     28,365
  Retained earnings since February 21,
   1990, date of quasi-reorganization                 1,355        954
                                                    -------    -------
   Total shareholders' equity                        30,049     29,389
                                                    -------    -------
                                                    $56,247    $58,047
                                                     ======     ======

                      URS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)



                                               Three months ended
                                                   January 31,
                                             ---------------------
                                              1994           1993
                                              ----           ----
                                                  (unaudited)


Revenues                                     $36,756        $32,957
                                             -------        -------

Expenses:
  Direct operating                            22,828         20,013
  Indirect, general and
   administrative                             12,878         11,936
  Interest expense, net                          329            306
                                             -------        -------

                                              36,035         32,255
                                             -------        -------

Income before taxes                              721            702

Income tax expense                                70             70
                                             -------        -------
Net income                                   $   651        $   632
                                             =======        =======

Net income per share:
                                             $   .10        $   .08
  Primary                                    =======        =======

  Fully diluted                              $   .09        $   .08
                                             =======        =======

                      URS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                  Three Months Ended
                                                      January 31,
                                                 -------------------
                                                 1994           1993
                                                 ----           ----
                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    651       $    632
                                               --------       --------
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
  Depreciation and amortization                     547            670
  Changes in current assets and
   liabilities:
    (Increase) decrease in accounts
     receivable and costs and accrued
     earnings in excess of billings on
     contracts in process                        (2,226)           160
    (Increase) decrease in prepaid expenses          38           (112)
    Decrease in accounts payable, accrued
     salaries and wages and accrued
     expenses                                    (2,418)        (1,872)
    Other, net                                      (44)           589
                                               --------       --------
    Total adjustments                            (4,103)          (565)
                                               --------       --------
    Net cash provided (used) by
     operating activities                        (3,452)            67
                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (261)          (656)
                                               --------       --------
  Net cash (used) by investing activities          (261)          (656)
                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of January Notes                      -            (1,340)
  Other                                           1,000           -
                                               --------       --------
  Net cash provided (used) by
   financing activities                           1,000         (1,340)
                                               --------       --------
  Net decrease in cash                           (2,713)        (1,929)
  Cash at beginning of period                     6,628          5,729
                                               --------       --------
  Cash at end of period                        $  3,915       $  3,800
                                               ========       ========
Supplemental information:
  Interest paid                                $    404       $    381
  Taxes paid                                         19             83
                                               --------       --------
                                               $    423       $    464
                                               ========       ========

                      URS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. Income Taxes
        ------------

            Effective November 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) Number 109, "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method under SFAS 96 to an asset and liability method. This standard requires companies to record all deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, including tax loss carryforwards. As permitted under SFAS 109, prior years' financial statements have not been restated. The change in policy does not materially affect the Company's consolidated financial statements, including the financial statements of prior years.

            The components of income tax expense applicable to the continuing operations each year are as follows:

                               Three Months          Year Ended
                              Ended January 31       October 31
                              ----------------------------------
                                   1994            1993     1992
                                         (In thousands)
Current:
  Federal                          $ 15            $ 70     $110
  State and local income taxes       55              85      110
                                    ---             ---      ---
Total Current                        70             155      220

Deferred:
  Federal                            -               -        -
  State and local income taxes       -              (15)     240
                                    ---            ----      ---
Total deferred                       -              (15)     240
                                    ---            ----      ---

Total income taxes                 $ 70            $140     $460
                                   ====            ====     ====

       Prior to October 10, 1989, the Company had available net operating loss (NOL) carryforwards for federal income tax purposes of approximately $51,000,000. As a result of a change in ownership, as defined by Section 382 of the Internal Revenue Code (IRC) that occurred on October 10, 1989, the Company's NOL carryforwards for financial statement and Federal income tax purposes became limited to approximately $750,000 per year for the succeeding fifteen-year carryforward period, and to the aggregate amount of $11,250,000, and NOLs attributable to recognized built-in gains became limited to $14,000,000 by IRC Section 382, for a total of $25,250,000. The financial statement tax benefits arising from utilization of NOL carryforwards will be recognized as a reduction in financial statement tax expense and an addition to paid-in capital in the year utilized. At October 31, 1993, the Company had utilized $8,000,000 of the total $25,250,000 NOL for federal income tax purposes and $8,100,000 for financial statement purposes.

       Subsequent to October 10, 1989, the date of the change in ownership, the Company incurred and has available additional NOL carryforwards of approximately $3,000,000 for federal income tax and financial statement purposes. Generally, these NOL carryforwards are available to offset future income without limitation over a fifteen-year carryforward period and will be recognized as a reduction in financial statement tax expense in the year utilized.

       While the Company has available NOL carryforwards for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, state income taxes have been provided.

       The significant components of the Company's deferred tax assets and liabilities as of January 31, 1994 are as follows:

       Deferred tax assets / (liabilities) - due to (In thousands):

Vacation accrual                                $925
Deferred compensation and bonus accrual          275
Bad debt reserve                                 255
Reserve for losses                               115
Net operating loss                             6,670
Alternate Minimum Tax Credits                    170
                                               -----
Total                                         $8,410

Valuation allowance                           (6,406)
                                              ------
Deferred tax asset                                     $ 2,004

Depreciation and amortization                 $ (325)
Deferred gain on bond swap                    (1,575)
Unamortized bond premium                        (104)
State taxes reserve                             (241)
                                              ------
Deferred tax liability                                  (2,245)
                                                        ------
Net deferred tax liability                              $ (241)
                                                        =======

A valuation allowance relating to NOL carryforwards has been provided due to the uncertainty as to their utilization.

       The reasons for differences between the Company's effective income tax rate and the nominal rate resulting from applying the statutory federal income tax rate to income from continuing operations before income taxes are provided in the following reconciliation:

Statutory federal income tax rate            $ 252

Increase (decrease) in taxes
resulting from:

  Nondeductible goodwill amortization           46

  Other nondeductible expenses                  15

  Net operating loss utilized                 (298)

  State income taxes - net of federal
  income tax benefit                            55
                                             ------
Total taxes provided                         $  70
                                             ======

                      URS CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

       The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis (MD&A) should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1993 which was previously filed with the Securities and Exchange Commission.

Results of Operations
- ---------------------

       The Company's revenues were $36,756,000 for the first quarter ended January 31, 1994, an increase of $3,799,000 or 12% over the amount reported for the same period last year. The growth in revenue is generally attributable to an increase in demand for the Company's services. However, revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6,7 & 8 contracts, declined in 1994 to $8,055,000 from $9,678,000 in the first quarter of 1993. The decrease in revenues from these contracts is due to a reduction in the level of work assignments currently being executed.

       Direct operating expenses for the quarter ended January 31, 1994, which consist of direct labor and other direct expenses, including subcontractor costs, increased $2,815,000, a 14% increase over the amount reported for the same period last year. This increase is due to increases in subcontractor costs and direct labor costs.

       Indirect general and administrative expenses for the quarter ended January 31, 1994 increased $942,000, or 8% over the amount reported for the same period last year as a result of an increase in business volume.

       The Company earned $721,000 before income taxes for the first quarter ended January 31, 1994 compared to $702,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards which off-set otherwise taxable income. For state income tax purposes, net operating loss carryforwards are not necessarily available to offset income subject to tax. Accordingly, the Company's effective income tax rate for the quarter ended January 31, 1994 was approximately 10%.

       The Company reported net income of $651,000, or $.09 per share for the first quarter ended January 31, 1994, compared with $632,000, or $.08 per share for the same period last year.

       The Company's backlog at January 31, 1994 was $167,000,000, as compared to $142,000,000 at October 31, 1993.

Liquidity and Capital Resources
- -------------------------------

       At January 31, 1994, the Company had working capital of $29,599,000, an increase of $1,915,000 from October 31, 1993. The Company also has $9,800,000 in available borrowing capacity under its bank line of credit. It did not borrow on this line during the first quarter ended January 31, 1994.

       The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations and its capital needs for fiscal 1994.

                                  PART II

                             OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b) No reports on Form 8-K were filed during the quarter ended January 31, 1994.




                                 SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated March 11, 1994


URS CORPORATION



/s/ Kent P. Ainsworth
- -----------------------------
Kent P. Ainsworth
Vice President and
Chief Financial Officer
(Principal Accounting Officer)