Form 10-Q
period 1994-04-30
URS CORP /NEW/
filed 1994-06-14
CIK 102379

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

       ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1994
                                                --------------
                                      OR

       (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to
                 ____________

                         Commission file number 1-7567
                                                ------

                                 URS CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        Delaware                       94-1381538
            -----------------------------         -------------------
             (State or other jurisdiction         (I.R.S. Employer
                 of incorporation)                Identification No.)


            100 California Street, Suite 500
            San Francisco, California                    94111-4529
            -----------------------------------          ----------
            (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: 415-774-2700
                                                           ------------
                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
       12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
       filing requirements for the past 90 days. Yes  X   No
                                                     ---     ---
                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class               Outstanding at May 27, 1994
       -----------------------------  ---------------------------
       Common stock, $.01 par value             7,005,048

                       URS CORPORATION AND SUBSIDIARIES


       PART I.   FINANCIAL INFORMATION:

                 In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Net earnings per share computations are based upon the weighted average number of common shares outstanding during the period plus shares issuable under warrants and stock options that have a dilutive effect.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993. The results of operations for the three and six month periods ended April 30, 1994 are not necessarily indicative of the operating results for the full year.


       Item 1.   Financial Statements (unaudited)

                 Consolidated Balance Sheets

                  April 30, 1994 and October 31, 1993  . . . . . 2

                 Consolidated Statements of Operations

                  Three and six months ended April 30,
                   1994 and 1993 . . . . . . . . . . . . . . . . 3

                 Consolidated Statements of Cash Flows

                  Six months ended April 30, 1994 and 1993 . . . 4

       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                   Operations  . . . . . . . . . . . . . . . . . 5

       PART II.  OTHER INFORMATION:

       Item 4.   Submission of Matters to a
                  Vote of Security Holders . . . . . . . . . . . 7

       Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . 7

                                    PART I
                             FINANCIAL INFORMATION

       ITEM 1.   FINANCIAL STATEMENTS

                       URS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                  April 30,   October 31,
                                                    1994         1993
            ASSETS                                  ----         ----
                                                       (unaudited)
 Current assets:
  Cash                                            $ 4,641      $ 6,628
  Accounts receivable, less allowance for
   doubtful accounts of $874 and $665              30,584       27,157
  Costs and accrued earnings in excess of
   billings on contracts in process, less
   allowances for losses of $389 and $416          10,852       11,783
  Prepaid expenses and other                        1,048          955
                                                   ------       ------
   Total current assets                            47,125       46,523

 Property and equipment at cost, net                4,602        4,596
 Goodwill, net                                      5,023        5,260
 Other assets                                         781        1,695
                                                   ------       ------
                                                  $57,531      $58,074
                                                   ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                $ 7,088      $ 8,078
  Accrued salaries and wages                        4,588        3,574
  Accrued expenses                                  4,562        7,187
                                                   ------       ------
   Total current liabilities                       16,238       18,839

 Long-term debt, including related parties          8,483        8,277
 Deferred compensation and other                    1,662        1,569
                                                   ------       ------
   Total liabilities                               26,383       28,685
                                                   ------       ------
 Shareholders' equity:
  Common shares, par value $.01; authorized
   20,000 shares; issued 7,005 and 6,989 shares        70           70
  Additional paid-in capital                       29,097       28,365
  Retained earnings since February 21,
   1990, date of quasi-reorganization               1,981          954
                                                   ------       ------
   Total shareholders' equity                      31,148       29,389
                                                   ------       ------
                                                  $57,531      $58,074
                                                   ======       ======

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                               Three months ended      Six months ended
                                    April 30,              April 30,
                                1994        1993        1994       1993
                                ----        ----        ----       ----
                                  (unaudited)             (unaudited)

     Revenues                 $40,520     $36,585     $77,276     $69,542
                               ------      ------      ------      ------
     Expenses:

      Direct operating         24,751      22,691      47,579      42,704
      Indirect, general
       and administrative      14,285      12,418      27,163      24,354
      Interest expense, net       328         280         657         586
                               ------      ------      ------      ------
                               39,364      35,389      75,399      67,644
                               ------      ------      ------      ------
     Income before taxes        1,156       1,196       1,877       1,898

     Income tax expense           140         120         210         190
                               ------      ------      ------      ------
     Net income               $ 1,016     $ 1,076     $ 1,667     $ 1,708
                               ======      ======      ======      ======

     Net income per share:
      Primary                 $   .14     $   .14     $   .24     $   .22
      Fully diluted            ======      ======      ======      ======
                              $   .14     $   .14     $   .23     $   .22
                               ======      ======      ======      ======

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                      Six Months Ended
                                                          April 30,
                                                      1994         1993
                                                      ----         ----
                                                        (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                    $ 1,667      $ 1,708
                                                     ------       ------
      Adjustment to reconcile net income to net
       cash provided (used) by operating
       activities:
      Depreciation and amortization                   1,151        1,305
      Changes in current assets and liabilities:
       (Increase) decrease in accounts receivable
        and costs and accrued earnings in excess
        of billings on contracts in process          (2,496)         567
       Increase in prepaid expenses                     (93)         (92)
       Decrease in accounts payable, accrued
        salaries and wages and accrued expenses      (2,616)      (4,292)
      Other, net                                         25          688
                                                     ------       ------
      Total adjustments                              (4,029)      (1,824)
                                                     ------       ------
       Net cash used by operating activities         (2,362)        (116)

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                            (700)      (1,130)
       Other                                             -          (400)
                                                     ------       ------
      Net cash used by investing activities            (700)      (1,530)
                                                     ------       ------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common shares                75           71
      Repurchase of January Notes                        -        (1,340)
      Other                                           1,000          -
                                                     ------       ------
      Net cash provided (used) by financing
       activities                                     1,075       (1,269)
                                                     ------       ------
      Net decrease in cash                           (1,987)      (2,915)
      Cash at beginning of period                     6,628        5,729
                                                     ------       ------
      Cash at end of period                           4,641      $ 2,814
                                                     ======       ======
     SUPPLEMENTAL INFORMATION:
      Interest paid                                     629      $   567
      Taxes paid                                         84          289
                                                     ------       ------
                                                    $   713      $   856
                                                     ======       ======

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

       RESULTS OF OPERATIONS

       Second quarter ended fiscal 1994 vs. fiscal 1993.
       ------------------------------------------------
                 The Company's revenues were $40,520,000 for the second quarter ended April 30, 1994, an increase of $3,935,000 or 11% over the amount reported for the same period last year. The growth in revenue is generally attributable to an increase in demand for the Company's services, on both infrastructure and environmental projects. The revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6, 7 & 8 contracts, were $9,874,000 for the quarter ended April 30, 1994, compared to $10,045,000 for the same period last year.

                 Direct operating expenses for the quarter ended
       April 30, 1994, which consist of direct labor and other direct expenses, including subcontractor costs, increased $2,060,000, a 9% increase over the amount reported for the same period last year. This increase is due to increases in subcontractor costs and direct labor costs.

                 Indirect, general and administrative expenses for the quarter ended April 30, 1994 increased $1,867,000, or 15% over the amount reported for the same period last year as a result of an increase in business activity.

                 The Company earned $1,156,000 before income taxes for the second quarter ended April 30, 1994 compared to $1,196,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards which off-set otherwise taxable income. For state income tax purposes, net operating loss carryforwards are not necessarily available to off-set income subject to tax. Accordingly, the Company's effective income tax rate for the quarter ended April 30, 1994 was approximately 12%.

                 The Company reported net income of $1,016,000, or $.14 per share for the second quarter ended April 30, 1994, compared with $1,076,000, or $.14 per share for the same period last year.

       Six months ended fiscal 1994 vs. fiscal 1993.
       --------------------------------------------
                 The Company's revenues were $77,276,000 for the six months ended April 30, 1994, an increase of $7,734,000, or 11% over the amount reported for the same period last year. The growth in revenues is attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects. The revenues generated from the Company's three largest indefinite delivery contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $17,929,000 for the six months ended April 30, 1994, compared to $19,723,000 for the same period last year.

                 Direct operating expenses for the six months ended April 30, 1994, which consist of direct labor and other direct expenses including subcontractor costs, increased $4,875,000, or 11% over the amount reported in the same period last year. This increase is attributable to the overall increase in the Company's business as compared to the same period last year. Indirect, general and administrative expenses were $27,163,000 for the six months ended April 30, 1994, an increase of $2,809,000, or 12% over the amount reported for the same period last year. The increase in indirect, general and adminis-trative expenses is due to an increase in business activity.

                 The Company earned $1,877,000 before income taxes for the six months ended April 30, 1994 compared to $1,898,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards to off-set income. For state income tax purposes, such amounts are not necessarily available to off-set income subject to tax. Accordingly, the Company's effective income tax rate for the six months ended April 30, 1994 is approximately 11%.

                 The Company reported net income of $1,667,000, or $.23 per share, for the six months ended April 30, 1994, compared with $1,708,000, or $.22 per share for the same period last year.

                 The Company's backlog at April 30, 1994 was
       $173,218,000, as compared to $142,000,000 at October 31, 1993.

       LIQUIDITY AND CAPITAL RESOURCES

                 At April 30, 1994, the Company had working capital of $30,887,000, an increase of $3,203,000 from October 31, 1993.
       The Company also has $9,800,000 in available borrowing capacity under its bank line of credit. It did not borrow on this line in the six months ended April 30, 1994.

                 The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations and its capital needs for fiscal 1994.

                                   PART II

                              OTHER INFORMATION


       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Company's regularly scheduled annual meeting, held on March 22, 1994, the stockholders approved the
       (i) retention of Coopers & Lybrand as the Company's independent auditors for the 1994 fiscal year, with stockholders holding 5,768,417 shares voting in favor, stockholders holding 8,920 shares voting against, and stockholders holding 19,303 shares abstaining from voting, and (ii) election of each of the following nominees as directors of the Company by the following vote:

                                   For             Withheld
                                   ---             --------

       Richard C. Blum          5,744,322            1,250
       Emmet J. Cashin Jr.      5,745,083              489
       Martin M. Koffel         5,745,128              444
       Richard B. Madden        5,745,161              411
       Richard Q. Praeger       5,744,841              731
       Irwin L. Rosenstein      5,744,767              805
       Michael B. Shane         5,744,599              973
       William D. Walsh         5,744,571            1,001

                 No stockholders abstained from voting in this election of directors.

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

                      None

                 (b) No reports on Form 8-K were filed during the quarter ended April 30, 1994.

                                  SIGNATURES

                 Pursuant to the requirements of the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Dated June 13, 1994

       URS CORPORATION



       /s/ Kent Ainsworth
       ---------------------------
       Kent P. Ainsworth
       Vice President and
       Chief Financial Officer
       (Principal Accounting Officer)