Form 10-Q
period 1994-07-31
URS CORP /NEW/
filed 1994-09-14
CIK 102379

FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1994
                                         -------------
                                     OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                  Commission file number 1-7567
                                         ------

                              URS CORPORATION
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                         94-1381538
     -----------------------------         --------------------
     (State or other jurisdiction            (I.R.S. Employer
            of incorporation)               Identification No.)

     100 California Street, Suite 500
     San Francisco, California                     94111-4529
     ---------------------------------            -------------
     (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:  415-774-2700
                                                     ------------
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes   X    No
             -----     -----
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at August 26, 1994
- ---------------------------         -------------------------------
Common stock, $.01 par value                    7,005,047




                          Exhibit Index on Page 9

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993. The results of operations for the three and nine month periods ended July 31, 1994 are not necessarily indicative of the operating results for the full year.


     Item 1.   Financial Statements (unaudited)

                 Consolidated Balance Sheets

                    July 31, 1994 and October 31, 1993. . . . . 3

                 Consolidated Statements of Operations

                    Three months and nine months ended
                      July 31, 1994 and 1993. . . . . . . . . . 4

                 Consolidated Statements of Cash Flows

                    Nine months ended July 31, 1994 and 1993  . 5


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations . . . . . . . . . . . . . . . . . . . 6

PART II.  OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . 8

                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)

                                                  July 31,   October 31,
                     ASSETS                         1994        1993
                                                  --------    --------
                                                       (unaudited)
Current assets:
 Cash                                             $ 9,387     $ 6,628
 Accounts receivable, less allowance for
  doubtful accounts of $686 and $665               31,174      27,157
 Costs and accrued earnings in excess of
  billings on contracts in process, less
   allowances for losses of $438 and $416          10,567      11,783
 Prepaid expenses and other                         1,082         955
   Total current assets                            ------      ------
                                                   52,210      46,523

Property and equipment at cost, net                 4,688       4,596
Goodwill, net                                       4,905       5,260
Other assets                                          649       1,695
                                                   ------      ------
                                                  $62,452     $58,074
                                                   ======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $ 8,373     $ 8,078
 Accrued salaries and wages                         6,855       3,574
 Accrued expenses                                   4,902       7,187
  Total current liabilities                        ------      ------
                                                   20,130      18,839

Long-term debt, including related parties           8,636       8,277
Deferred compensation and other                     1,542       1,569
                                                   ------      ------
  Total liabilities                                30,308      28,685
                                                   ------      ------
Shareholders' equity:
 Common shares, par value $.01; authorized
   20,000 shares; issued 7,005 and 6,989 shares        70          70
 Additional paid-in capital                        29,935      28,365
 Retained earnings since February 21, 1990,
   date of quasi-reorganization                     2,139         954
                                                   ------      ------
  Total shareholders' equity                       32,144      29,389
                                                   ------      ------
                                                  $62,452     $58,074
                                                   ======      ======

                      URS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)



                                 Three months ended     Nine Months Ended
                                      July 31,                July 31,
                                 ------------------     -----------------
                                  1994       1993        1994        1993
                                  ----       ----        ----        ----
                                     (unaudited)            (unaudited)


Revenues                        $41,333    $35,627     $118,606    $105,169
                                 ------     ------      -------     -------

Expenses:
  Direct operating               25,455     22,516       73,034      65,220
  Indirect, general and
    administrative               14,428     14,656       41,587      39,010
  Interest expense, net             335        326          993         912
                                 ------     ------      -------     -------
                                 40,218     37,498      115,614     105,142
                                 ------     ------      -------     -------

Income (loss) before taxes        1,115     (1,871)       2,992          27

Income tax expense, (benefit)       130       (190)         340        -
                                 ------     ------      -------     -------

Net income (loss)               $   985    $(1,681)    $  2,652    $     27
                                 ======     ======      =======     =======

Primary and fully diluted
  earnings (loss) per share     $   .14    $  (.24)    $    .37    $   -
                                 ======     ======      =======     =======

                      URS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                   Nine Months Ended
                                                        July 31,
                                                    1994        1993
                                                    ----        ----
                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 2,652     $    27
                                                   ------      ------
  Adjustments to reconcile net income
    to net cash provided (used) by operating
    activities:
  Depreciation and amortization                     1,771       2,140
  Changes in current assets and liabilities:
    Increase in accounts receivable and costs
      and accrued earnings in excess of
      billings on contracts in process             (2,802)       (413)
    (Increase) decrease in prepaid expenses          (126)        356
    Increase (decrease) in accounts payable,
      accrued salaries and wages and accrued
      expenses                                      1,246        (983)
  Other, net                                           45         325
                                                   ------      ------
  Total adjustments                                   134       1,425
                                                   ------      ------
  Net cash provided by operating activities         2,786       1,452
                                                   ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (1,105)     (1,542)
  Other                                                -         (415)
                                                   ------      ------
  Net cash used by investing activities            (1,105)     (1,957)
                                                   ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common shares                  75          71
  Repurchase of January notes                          -       (1,340)
  Other                                             1,003          -
                                                   ------      ------
  Net cash provided (used) by financing
    activities                                      1,078      (1,269)
                                                   ------      ------
  Net increase (decrease) in cash                   2,759      (1,774)
  Cash at beginning of period                       6,628       5,729
                                                   ------      ------
  Cash at end of period                           $ 9,387     $ 3,955
                                                   ======      ======
Supplemental information:
  Interest paid                                   $ 1,035     $   975
  Taxes paid                                          249         518
                                                   ------      ------
                                                  $ 1,284     $ 1,493
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

RESULTS OF OPERATIONS

Third quarter ended fiscal 1994 vs. fiscal 1993.
- -----------------------------------------------

     The Company's revenues were $41,333,000 for the third quarter ended July 31, 1994, an increase of $5,706,000, or 16% over the amount reported for the same period last year. The growth in revenues is generally attributable to an increase in demand for the Company's services, on both infrastructure and environmental projects. The revenues generated from the Company's three largest environmental contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $10,262,000 for the quarter ended July 31, 1994, compared to $8,467,000 for the same period last year.

     Direct operating expenses for the quarter ended July 31, 1994, which consist of direct labor and other direct expenses including subcontractor costs, increased $2,939,000, or 13% over the amount reported for the same period last year. The increase is due to increases in subcontractor costs and direct labor costs.

     Indirect, general and administrative expenses were $14,428,000 for the third quarter ended July 31, 1994, a decrease of $228,000, or 2% below the amount reported for the same period last year.

     The Company earned $1,115,000 before income taxes for the third quarter ended July 31, 1994, compared to a loss of $1,871,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards which off-set otherwise taxable income. For state income tax purposes, net operating loss carryforwards are not necessarily available to off-set income subject to tax. Accordingly, the Company's effective income tax rate for the quarter ended July 31, 1994 was approximately 12%.

     The Company reported net income of $985,000, or $.14 per share, for the third quarter ended July 31, 1994, compared with a net loss of $1,681,000, or $.24 per share, after incurring one-time charges totaling $2,650,000 in last year's third quarter.

Nine months ended fiscal 1994 vs. fiscal 1993.
- ---------------------------------------------

     The Company's revenues were $118,606,000 for the nine months ended July 31, 1994, an increase of $13,437,000, or 13% over the amount reported for the same period last year. The growth in revenues is attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects. The revenues generated from the Company's three largest environmental contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $28,192,000 for the nine months ended July 31, 1994, compared to $28,191,000 for the same period last year.

     Direct operating expenses for the nine months ended July 31, 1994, which consist of direct labor and other direct expenses including subcontractor costs, increased $7,814,000, or 12% over the amount reported in the same period last year. The increase in direct operating expenses is attributable to the overall increase in the Company's business. Indirect, general and administrative expenses were $41,587,000 for the nine months ended July 31, 1994, an increase of $2,577,000, or 7% over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is primarily due to an increase in business activity.

     The Company earned $2,992,000 before income taxes for the nine months ended July 31, 1994 compared to $27,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards to off-set income. For state income tax purposes, such amounts are not necessarily available to off-set income subject to tax. Accordingly, the Company's effective income tax rate for the nine months ended July 31, 1994 is approximately 11%.

     The Company reported net income of $2,652,000, or $.37 per share, for the nine months ended July 31, 1994, compared with $27,000, or $.00 per share for the same period last year, which included one-time charges totaling $2,650,000.

     The Company's backlog at July 31, 1994 was $166,000,000, as compared to $142,000,000 at October 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1994, the Company had working capital of $32,080,000, an increase of $4,396,000 from October 31, 1993. The Company also has $9,800,000 in available borrowing capacity under its bank line of credit. It did not borrow on this line in the nine months ended July 31, 1994.

     The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations and its capital expenditure needs for the foreseeable future.

                                  PART II

                             OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1994.




                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 14, 1994


URS CORPORATION



s/Kent P. Ainsworth
- ---------------------------------
Kent P. Ainsworth
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

                               EXHIBIT INDEX

Exhibit                                                       Page
No.               Description                                  No.
- --------------------------------------------------------------------

27        Financial Data Schedule                               10