Form 10-K
period 1994-10-31
URS CORP /NEW/
filed 1995-01-05
CIK 102379

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the Fiscal Year Ended October 31, 1994
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
  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

  On December 15, 1994, there were 6,995,732 Common Shares outstanding, and the aggregate market value of the Common Shares of URS Corporation held by nonaffiliates was approximately $18.8 million based on the closing sales price as reported in the consolidated transaction reporting system.

                     Documents Incorporated by Reference
  Items 10, 11, and 12 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 1995.

                         Exhibit Index on Page 45

                                    PART I

   ITEM 1.   BUSINESS

   URS Corporation (the "Company") offers a broad range of planning, design and program and construction management services for engineering, architectural and environmental projects. The Company serves public and private sector clients throughout the United States in two principal markets: infrastructure projects involving transportation systems; institutional and commercial facilities and water resources; and environmental projects involving hazardous waste management and pollution control.

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

                                 Services
                                 --------

   The Company provides professional services in three major areas: planning, design and program and construction management through the Company's 24 offices. Each of these offices is responsible for obtaining local or regional contracts. This approach allows regional government agencies and private clients to view the Company's offices as local businesses with superior service delivery capabilities. Because the Company can draw from its large and diverse network of professional and technical resources, the Company has the capability to market and perform large multi-state projects.

Planning
- --------
   Planning covers a broad range of assignments ranging from conceptual design and technical and economic feasibility studies to community involvement programs. Planning services also involve developing alternative concepts for project implementation and analyzing the impacts of each alternative.

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

                                  Markets
                                  -------
   The Company's strategy is to focus on two major markets: infrastructure projects involving transportation systems; institutional and commercial facilities and water resources; and environmental projects involving hazardous waste management and pollution control. The Company has developed a nationwide identity based on its successful completion of a number of highly visible rehabilitation and expansion projects in these markets. Although the Company views these markets as being distinct, the Company provides its planning, design and program and construction management services to both markets.

Infrastructure
- --------------
   The Company has significant expertise in three areas relating to the infrastructure market: transportation systems, institutional and commercial facilities and water resources projects.

   TRANSPORTATION SYSTEMS. The Company's engineers, designers, planners and managers provide services for projects involving all types of transportation networks, such as highways, roadways, streets, bridges, rapid and mass transit systems, airports and marine facilities. These services range from the design of interstate highways to harbor traffic simulation studies and may extend from conceptual planning through preliminary and final design to construction management. Historically, the Company's emphasis in this market area has been on the design of new transportation facilities, but in recent years the rehabilitation of existing facilities has become a major focus.

   INSTITUTIONAL AND COMMERCIAL FACILITIES. The Company provides architectural, engineering design, space planning and construction supervision services to this market area. Demand for low-maintenance, energy efficient facilities drive today's market for commercial and industrial buildings. In addition, there is increased pressure to renovate facilities to meet changing needs and current building standards.

   WATER RESOURCES. The Company's capabilities in this market area include the planning, design and program and construction management of water supply, storage, distribution and treatment systems, as well as work in basin plans, groundwater supply, customer rate studies, urban run-off, bond issues, flood control, water quality analysis and beach erosion control.

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

   The Company has been awarded several significant contracts with government agencies, including a contract with the U.S. Department of Defense for environmental engineering and remediation work in the Northwest and Alaska under the Comprehensive Long-Term Environmental Action-Navy ("Navy CLEAN") program and two contracts with the U.S. Environmental Protection Agency ("EPA") under its Alternative Remedial Contracting Strategy ("EPA ARCS") program. Under the Navy CLEAN contract, the Company provides site inspections, site characterizations, remediation designs and action plans for contaminated Navy facilities. A portion of the Navy CLEAN contract, which is expected to have a ten-year term, is awarded each year over the life of the contract. In fiscal 1994 and 1993, the Company generated revenues associated with the Navy CLEAN contract of $14.3 million and $22.1 million, respectively. The Company's services under the ten-year EPA ARCS contracts include investigating the nature and extent of contamination by hazardous materials, performing risk assessments, evaluating the feasibility of various options for remedial action and providing management, technical, quality assurance and health and safety reviews of potentially responsible party submittals. Work under the EPA ARCS contracts is performed on a task order basis. In fiscal 1994 and 1993, the Company recognized revenues of $26.7 million and $16.5 million, respectively, under the EPA ARCS contracts.

   POLLUTION CONTROL. The Company's principal services in this market include the planning and design of new wastewater facilities, such as sewer systems and wastewater treatment plants, and the analysis and expansion of existing systems. The types of work performed by the Company include infiltration/inflow studies, combined sewer overflow studies, water quality facilities planning projects and design and construction management services for wastewater treatment plants.

                                  Clients
                                  -------

General
- -------
   The Company's clients include local, state and Federal government agencies and private sector businesses. Since 1990, revenues from Federal government projects have increased as a percentage of the Company's total revenues. The Company's revenues from local, state and Federal government agencies and private businesses for the last five fiscal years are as follows:

                              1994                1993                1992                1991                1990
                             ------              ------              ------              ------              ------
                                                          (In thousands)
Local and state
 agencies                  $ 88,207     54%    $ 80,350     55%    $ 65,315     48%    $ 68,720     56%    $ 62,056     59%

Federal agencies             59,611     36       48,713     33       52,530     38       35,614     29       28,398     27

Private businesses           16,270     10       16,698     12       18,948     14       18,504     15       14,725     14
                            -------    ----     -------    ----     -------    ----     -------    ----     -------    ----
Total                      $164,088    100%    $145,761    100%    $136,793    100%    $122,838    100%    $105,179    100%
                            =======    ====     =======    ====     =======    ====     =======    ====     =======    ====


Contract Pricing and Terms of Engagement
- ----------------------------------------
   Under its cost-plus contracts, the Company charges clients negotiated rates based on the Company's direct and indirect costs. Labor costs and subcontractor services are the principal components of the Company's direct costs. Federal Acquisition Regulations limit the recovery of certain specified indirect costs on contracts subject to such regulations. In negotiating a cost-plus contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. The Company receives payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, the Company must obtain a contract modification in order to receive payment for such overage. The Company's profit margin will increase to the extent the Company is able to reduce actual costs below the estimates used to produce the negotiated fixed prices on contracts not covered by Federal Acquisition Regulations; conversely, the Company's profit margin will decrease and the Company may realize a loss on the project if the Company does not control costs and exceeds the overall estimates used to produce the negotiated price.

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

Backlog, Project Designations and Indefinite Delivery Contracts
- ---------------------------------------------------------------
   The Company's contract backlog was $159.1 million at October 31, 1994, compared to $142.0 million at October 31, 1993. The Company's contract backlog consists of the amount billable at a particular point in time for future services under executed funded contracts. Indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, are included in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $159.1 million at October 31, 1994, approximately 30%, or $48.0 million, is not reasonably expected to be filled within the next fiscal year ending October 31, 1995.

   The Company has also been designated by customers as the recipient of certain future contracts. These "designations" are projects that have been awarded to the Company but for which contracts have not yet been executed. Task orders under executed indefinite delivery contracts which are expected to be issued in the immediate future are included in designations. Total contract designations were estimated to be $172.0 million at October 31, 1994, as compared to $213.6 million at October 31, 1993. Typically, a significant portion of designations are converted into signed contracts. However, there is no assurance this will continue to occur in the future.

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

   However, because of the increasing frequency with which the Company's government and private sector clients use this contracting method, the Company believes their potential value should be disclosed along with backlog and designations as an indicator of the Company's future business. When the client notifies the Company of the scope and pricing of task orders, the estimated value of such task orders is added to designations. When such task orders are signed and funded, their value goes into backlog. At October 31, 1994, the potential value of the Company's five largest indefinite delivery contracts was as follows:

                                                                                 At October 31, 1994
                                                                       ------------------------------------------
                                               Total        Revenues                                Estimated
                                             Potential   Recognized thru   Funded      Estimated    Remaining
Contract                       Term           Values     October 31, 1994  Backlog    Designations    Values
- --------                       ----         -----------  ----------------  -------    ------------ ------------
                                                                  (In millions)

EPA ARCS (9&10)              1989-1999        $182.5        $ 20.5          $10.8        $ 4.1       $147.1

Navy CLEAN                   1989-1999         166.0          92.8           12.3          -           60.9

EPA ARCS (6,7&8)             1989-1999         119.7          49.7            6.0          3.7         60.3

Plattsburgh AFB              1992-1997         100.0           2.7            1.2          3.1         93.0

Brooks AFB System            1994-1999          50.0           -              -            -           50.0
                                              ------        ------          -----        -----       ------
           Total                              $618.2        $165.7          $30.3        $10.9       $411.3
                                               =====         =====           ====         ====        =====

                                Competition
                                -----------

   The engineering and architectural services industry is highly fragmented and very competitive. As a result, in each specific market area the Company competes with many engineering and consulting firms, several of which are substantially larger than the Company and which possess greater financial resources. No firm currently dominates any significant portion of the Company's market areas.

   Competition is based on quality of service, expertise, price, reputation and local presence. The Company believes that it competes favorably with respect to each of these factors in the market areas it serves.

                                 Employees
                                 ---------

   The Company has approximately 1,100 full-time employees, many of whom hold advanced or technical degrees and have extensive experience in a variety of disciplines applicable to the Company's business. The Company also employs, at various times on a temporary basis, up to several hundred additional persons to meet contractual requirements. One of the Company's employees is covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage. The Company believes that employee relations are good.


ITEM 2.   PROPERTIES

   The Company leases office space in 24 principal locations throughout the United States. Most of the leases are written for a minimum term of three years with options for renewal, sublease rights and allowances for improvements. Significant lease agreements expire at various dates through the year 2005. The Company believes that its current facilities are sufficient for the operation of its business and that suitable additional space in various local markets is available to accommodate any needs that may arise.


ITEM 3.   LEGAL PROCEEDINGS

   Item 8, Financial Statements and Supplementary Data, Note 7 --
Commitments  and Contingencies -- is hereby incorporated by reference.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                      Position Held                      Age
- ----                      -------------                      ---
Martin M. Koffel.......Chief Executive Officer, President     55
                       and Director of the Company
                       from May 1989; Chairman of the
                       Board from June 1989; independent
                       executive management services
                       contractor, 1988 to 1989;
                       President, Optometric Group,
                       The Cooper Companies, Inc.
                       (formerly CooperVision, Inc.),
                       1987 to 1988; President,
                       CooperVision, Inc., 1987;
                       President, Cooper LaserSonics,
                       Inc., 1986; President,
                       Diasonics, Inc., 1985 to 1986;
                       President, Oral-B Laboratories,
                       Inc., 1981 to 1985; Director,
                       Regent Pacific Corporation since
                       1993.

Kent P. Ainsworth......Vice President and Chief               48
                       Financial Officer of the
                       Company from January 1991;
                       Secretary of the Company
                       from May, 1994; financial
                       consultant from March 1990
                       through December 1990; Vice
                       President and Chief Financial
                       Officer of DiGiorgio
                       Corporation from November
                       1987 through February 1990;
                       Vice President and Chief
                       Financial Officer of Hale
                       Technology Corporation and
                       various of its subsidiaries
                       from January 1982 through
                       October 1987.

Name                      Position Held                      Age
- ----                      -------------                      ---
Marvin J. Bloom........Senior Vice President and Regional     53
                       Manager of URS Consultants, Inc.,
                       a wholly-owned subsidiary of
                       the Company, since January 1993;
                       Senior Vice President and Division
                       Manager of same from December 1992
                       through January 1993; Vice
                       President and Division Manager
                       of same from March 1991 through
                       December 1992; Vice President and
                       Branch Manager of same from August
                       1990 through February 1991; Deputy
                       Division Manager of Sverdrup
                       Corporation from June 1987 through
                       August 1990.

Joseph Masters.........Vice President, Legal                  38
                       of the Company since July 1994;
                       Vice President, Director of
                       Legal Affairs of URS Consultants,
                       Inc., a wholly-owned subsidiary
                       of the Company, from April 1994
                       to July 1994; Vice President,
                       Associate General Counsel of
                       same from May 1992 to April 1994;
                       outside counsel to the Company
                       from January 1990 to May 1992;
                       Vice President of URS Consultants,
                       Inc., a wholly-owned subsidiary
                       of the Company, from December
                       1989 to January 1990; Secretary
                       and Senior Counsel to Company
                       from February 1989 to January 1990.

Name                      Position Held                      Age
- ----                      -------------                      ---
Peter J. Pedalino......Vice President and Treasurer of        48
                       URS Consultants, Inc., a
                       wholly-owned subsidiary of the
                       Company, since July 1989.

Charles A. Rodenfels...Senior Vice President of               39
                       Architectural Services, URS
                       Consultants, Inc., a wholly-
                       owned subsidiary of the Company,
                       and National Director of
                       Architectural Services from
                       July 1993; Senior Vice President,
                       URS Consultants, Inc. - Ohio,
                       Ohio Division Manager from
                       November 1990 to July 1993;
                       Vice President, URS Consultants,
                       Inc. - Ohio, Ohio Branch Manager
                       from November 1989 to November
                       1990; Director of Business
                       Development, URS Consultants,
                       Inc. - Ohio Columbus office,
                       November 1981 to November 1989.

Irwin L. Rosenstein....President of URS Consultants,          58
                       Inc., a wholly-owned subsidiary
                       of the Company, and Director
                       since February 1989; Vice
                       President of the Company since
                       1987; President of Eastern Region
                       of URS Consultants, Inc. from
                       August 1986 to February 1989.

Martin S. Tanzer,      Executive Vice President of            50
Ph.D.                  URS Consultants, Inc.,
                       a wholly-owned subsidiary of
                       the Company, since February 1989.
                       Vice President of same from
                       1984 through February 1989.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   The Company's Common Shares are listed on the New York and Pacific Stock Exchanges (under the symbol "URS"). At December 16, 1994, the Company had approximately 2,133 stockholders of record. The following table sets forth the high and low closing sale prices of the URS Common Shares, as reported by The Wall Street Journal for the periods indicated.

                                                MARKET PRICE
                                           ---------------------
                                            LOW            HIGH
                                           -----          ------
Fiscal Period:
   1993:
        First Quarter                      $ 7.50         $10.00
        Second Quarter                     $ 7.13         $ 9.63
        Third Quarter                      $ 4.38         $ 7.50
        Fourth Quarter                     $ 4.75         $ 5.50
   1994:
        First Quarter                       $ 4.75        $ 7.38
        Second Quarter                     $ 6.75         $ 7.75
        Third Quarter                      $ 4.88         $ 7.13
        Fourth Quarter                     $ 5.13         $ 6.75
   1995:
        First Quarter                      $ 5.00         $ 5.88
          (through December 16, 1994)

   The Company has not paid cash dividends since 1986. (See Item 8, Financial Statements and Supplementary Data, Note 6 -- Long-Term Debt). Further, the declaration of dividends could be precluded by existing Delaware law.


ITEM 6.   SUMMARY OF SELECTED FINANCIAL INFORMATION

   The following table sets forth selected financial data of the Company for the years ended October 31, 1990 through 1994. The data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto.

                                     SUMMARY OF SELECTED FINANCIAL INFORMATION
                                               (In thousands, except per share data)

                                                              Years Ended October 31,
                                             --------------------------------------------------------
                                               1994        1993        1992        1991        1990
                                             --------------------------------------------------------
Income Statement Data:

Revenues                                     $164,088    $145,761    $136,793    $122,838    $105,179
                                              -------     -------     -------     -------     -------

Operating expenses:
 Direct operating                             102,500      91,501      85,384      72,659      61,077
 Indirect, general and
  administrative                               55,455      51,607      45,473      45,311      42,994
                                              -------     -------     -------     -------     -------
 Total operating expenses                     157,955     143,108     130,857     117,970     104,071
                                              -------     -------     -------     -------     -------

Operating income                                6,133       2,653       5,936       4,868       1,108
Interest expense, net                           1,244       1,220       1,208       2,326       4,817
                                              -------     -------     -------     -------     -------
Income (loss) from continuing operations        4,889       1,433       4,728       2,542      (3,709)
 before income taxes                              450         140         460         250          -
Income tax expense                            -------     -------     -------     -------     -------
                                                4,439       1,293       4,268       2,292      (3,709)
Income (loss) from continuing operations           -           -           -           -       (7,901)
Loss from discontinued operations             -------     -------     -------     -------     -------

Net income (loss)                            $  4,439    $  1,293    $  4,268    $  2,292    $(11,610)
                                              =======     =======     =======     =======     =======

Net income (loss) per share:
 Primary:
   Continuing operations                     $    .60    $    .18    $    .55    $    .40    $  (1.57)
   Discontinued operations                         -           -           -           -        (3.34)
                                              -------     -------     -------     -------     -------
    Total                                    $    .60    $    .18    $    .55    $    .40    $  (4.91)
                                              =======     =======     =======     =======     =======

 Fully diluted:
   Continuing operations                     $    .60    $    .18    $    .55    $    .38    $  (1.57)
   Discontinued operations                         -           -           -           -        (3.34)
                                              -------     -------     -------     -------     -------
   Total                                     $    .60    $    .18    $    .55    $    .38    $  (4.91)
                                              =======     =======     =======     =======     =======

 Weighted average shares:
   Primary                                      8,556       6,971       8,221       6,742       2,369
   Fully diluted                                8,556       6,971       8,221       6,282       2,369


                                         As of October 31,
                         -----------------------------------------------
                           1994      1993      1992      1991      1990
                         -----------------------------------------------
                                          (In thousands)
Balance Sheet Data:
 Working capital         $33,674   $27,684   $26,836   $21,891   $14,365
 Total assets             65,214    58,074    54,892    49,831    51,374
 Total debt                9,270     8,277     8,705     8,347    25,297
 Shareholders' equity    $33,973   $29,389   $27,878   $23,264   $ 1,217



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                           Results of Operations
                           ---------------------

Fiscal 1994 Compared with Fiscal 1993
- -------------------------------------
   Revenues in fiscal 1994 were $164.1 million, or 13%, over the amount reported in fiscal 1993. The growth in revenues is primarily attributable to increases in revenues derived from all areas of the Company's business, particularly transportation and other infrastructure projects in the Northeast. Revenues generated from the Company's three largest contracts; Navy CLEAN; EPA ARCS 9&10; and EPA ARCS 6,7,&8, increased slightly in fiscal 1994 to $41.0 million as compared to $38.5 million in fiscal 1993. The increase in revenues from these contracts is primarily due to an increase in the number of task orders for hazardous waste services on all of the above EPA ARCS contracts. Revenues generated from private commercial businesses decreased from $16.7 million in fiscal 1993 to $16.3 million in fiscal 1994.

   Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased $11.0 million, or 12%, over the amount reported in fiscal 1993. The increase is due to an overall increase in the Company's business in fiscal 1994 as compared to fiscal 1993. Conversely, while revenues increased 13%, indirect general and administrative expenses ("IG&A") remained relatively constant at $55.5 million. Expressed as a percentage of revenues, IG&A expenses decreased from 35% in fiscal 1993 to 34% in fiscal 1994. The Company attributes this decrease to continued emphasis on cost controls. Net interest expense also remained relatively constant at $1.2 million in fiscal 1994.

   The Company earned $4.9 million before income taxes in fiscal 1994 compared to $1.4 million in fiscal 1993. While the Company has available net operating loss ("NOL") carryforwards for Federal income tax purposes, for state income tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, the Company's effective tax rate for fiscal 1994 was approximately 9%.

   Net income increased to $4.4 million in fiscal 1994 as compared to $1.3 million in fiscal 1993. The Company earned $.60 per share in fiscal 1994 compared to $.18 per share in fiscal 1993.

   The Company's backlog of signed and funded contracts at October 31, 1994 was $159.1 million as compared to $142.0 million at October 31, 1993. The value of the Company's designations, which are awarded projects for which contracts have not been signed, was $172.0 million at October 31, 1994, as compared to $213.6 million at October 31, 1993.

Fiscal 1993 Compared with Fiscal 1992
- -------------------------------------
   Revenues in fiscal 1993 grew to $145.8 million, or 7%, over the amount reported in fiscal 1992. The growth in revenues is primarily attributable to increases in revenues generated from all areas of the Company's business, particularly transportation and other infrastructure projects in the Northeast. Revenues derived from the Company's three largest contracts; Navy CLEAN, EPA ARCS 9&10 and EPA ARCS 6,7&8, were $38.5 million in fiscal 1993 compared to $41.7 million in fiscal 1992. The decrease in revenues from these contracts is due to a decrease in the number of task orders for hazardous waste clean-up services. Revenues generated from private commercial businesses decreased to $16.7 million from $18.9 million in fiscal 1992.

   Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased $6.1 million, or 7%, over the amount reported in fiscal 1992. The increase is due to an overall increase in the Company's business in fiscal 1993 as compared to fiscal 1992. IG&A expenses increased to $51.6 million from $45.5 million in fiscal 1992. Expressed as a percentage of revenues, IG&A expenses increased from 33% in fiscal 1992 to 35% in fiscal 1993. The Company attributes this increase to an overall increase in the Company's business in fiscal 1993, as well as the one-time charge of $2.0 million taken in the third quarter of fiscal 1993 in connection with the planned phase-out of certain of the Company's architectural offices and for claims on certain of the Company's architectural projects. Net interest expense remained constant at $1.2 million in fiscal 1993 due to significantly lower debt levels in fiscal 1992 and 1993 as the result of the secondary common stock offering completed by the Company in June 1991.

   The Company earned $1.4 million before income taxes in fiscal 1993 compared to $4.7 million in fiscal 1992. While the Company has available NOL carryforwards for Federal income tax purposes, for state income tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, the Company's effective tax rate for fiscal 1993 was approximately 10%.

   Net income decreased 70% to $1.3 million compared to $4.3 million in fiscal 1992. The Company earned $.18 per share in fiscal 1993 compared to $.55 per share in fiscal 1992.

   The Company's backlog of signed and funded contracts at October 31, 1993 was $142.0 million as compared to $123.5 million at October 31, 1992. The value of the Company's designations, which are awarded projects for which contracts have not been signed, was $213.6 million at October 31, 1993 as compared to $154.8 million at October 31, 1992.

Income Taxes
- ------------
   Prior to October 10, 1989, the Company had available NOL carryforwards for Federal income tax purposes of approximately $51.0 million. As a result of a change in ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended, ("IRC") that occurred on October 10, 1989, the Company's NOL carryforwards for financial statement and Federal income tax purposes became limited to approximately $750,000 per year for the succeeding fifteen-year carryforward period, for an aggregate of $11.2 million, plus NOL attributable to recognized built-in gains, limited to $14.0 million by IRC Section 382, for a total of $25.2 million. The financial statement tax benefits arising from these NOL carryforwards will be recognized as a reduction in financial statement tax expense and an addition to paid-in capital in the years utilized. At October 31, 1994, the Company had utilized $16.0 million of the total $25.2 million for Federal income tax purposes.

   Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") Number 109, "Accounting for Income Taxes." This standard requires companies to record all deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, including tax loss carryforwards. As permitted under SFAS Number 109, prior years' financial statements have not been restated. The change in policy does not materially affect the Company's consolidated financial statements, including the financial statements of prior years.

Liquidity and Capital Resources
- -------------------------------
   The Company's liquidity and capital measurements are set forth below:

                                            October 31,
                            -----------------------------------------
                                1994           1993          1992
                            -----------------------------------------
Working capital             $33,674,000    $27,684,000    $26,836,000
Working capital ratio         2.6 to 1       2.5 to 1       2.6 to 1
Average days to convert
  billed accounts
  receivable to cash             66             67             61
Percentage of debt to
  equity                        27.3%          28.2%          31.2%


   In October 1992, the Company amended its existing line of credit agreement with Wells Fargo Bank, N.A. (the "Bank"). The amended line of credit, which is secured by all the assets of the Company, provides for advances up to $10,000,000 and expires April 29, 1995. Borrowings on the line of credit bear interest at the Bank's prime rate plus one-half percent payable monthly in arrears. At October 31, 1994, the Company had $9,834,000 available to it under the line of credit. At October 31, 1994, the Company had outstanding letters of credit totalling $166,000 which reduced the amount available to the Company under the line of credit.

   Under the amended line of credit agreement, the Company is required to satisfy certain financial and non-financial covenants. The Company was in compliance with all financial and non-financial covenants related to the amended line of credit agreement at October 31, 1994 and at October 31, 1993.

   The Company is a professional services organization and, as such, is not capital intensive. Capital expenditures during fiscal years 1994, 1993 and 1992 were $2,149,000, $1,952,000 and $1,158,000, respectively. The expenditures were principally for computer-aided design and drafting equipment and facilities expansion to accommodate the Company's growth.
The Company expects fiscal 1995 capital expenditures to be comparable to the expenditures in fiscal 1994.

   The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused line of credit, will provide sufficient capital to fund its operations and its capital expenditure needs for the foreseeable future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------

The Board of Directors and Shareholders of URS Corporation:

   We have audited the accompanying consolidated balance sheets of URS Corporation and its subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of URS Corporation and its subsidiaries as of October 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles.

   As discussed in the notes to the consolidated financial statements, effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


                                      COOPERS & LYBRAND, L.L.P.





San Francisco, California
December 15, 1994

                      URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share data)
                                                       October 31,
                                                  -------------------
                                                    1994        1993
                                                    ----        ----
                   ASSETS
Current assets:
 Cash and cash equivalents                        $ 9,457     $ 6,628
 Accounts receivable, including retainage
   amounts of $2,925 and $3,087, less
   allowance for doubtful accounts of
   $495 and $665                                   30,132      27,157
 Costs and accrued earnings in excess of
   billings on contracts in process, less
   allowances for losses of $646 and $416          13,747      11,783
 Prepaid expenses                                     929         955
                                                  -------     -------
   Total current assets                            54,265      46,523
 Property and equipment at cost, net                5,469       4,596
 Goodwill, net                                      4,787       5,260
 Other assets                                         693       1,695
                                                  -------     -------
                                                  $65,214     $58,074
                                                   ======      ======
    LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                $ 9,440     $ 8,078
  Accrued salaries and wages                        5,700       3,574
  Accrued expenses                                  5,451       7,187
                                                  -------     -------
    Total current liabilities                      20,591      18,839
  Long-term debt                                    6,638       5,790
  Long-term debt to related parties                 2,632       2,487
  Deferred compensation and other                   1,380       1,569
                                                  -------     -------
   Total liabilities                               31,241      28,685
                                                  -------     -------
 Commitments and contingencies (Note 7)               -           -
 Shareholders' equity:
  Common Shares, par value $.01; authorized
    20,000 shares; issued 7,019 and 6,989
    shares, respectively                               71          70
  Treasury stock                                      (59)        -
  Additional paid-in capital                       30,261      28,365
  Retained earnings since February 21,
    1990, date of quasi-reorganization              3,700         954
                                                  -------     -------
   Total shareholders' equity                      33,973      29,389
                                                  -------     -------
                                                  $65,214     $58,074
                                                   ======      ======


               See Notes to Consolidated Financial Statements

                      URS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)



                                         Years Ended October 31,
                                  ------------------------------------
                                     1994         1993         1992
                                     ----         ----         ----

Revenues                           $164,088     $145,761     $136,793
                                    -------      -------      -------
Expenses:

  Direct operating                  102,500       91,501       85,384

  Indirect, general and
    administrative                   55,455       51,607       45,473

  Interest expense, net               1,244        1,220        1,208
                                    -------      -------      -------
                                    159,199      144,328      132,065

Income before taxes                   4,889        1,433        4,728

Income tax expense                      450          140          460
                                    -------      -------      -------
Net income                         $  4,439     $  1,293     $  4,268
                                    =======      =======      =======

Net income per share:

  Primary                          $    .60     $    .18     $    .55
                                    =======      =======      =======

  Fully diluted                    $    .60     $    .18     $    .55
                                    =======      =======      =======
















               See Notes to Consolidated Financial Statements

                              URS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (In thousands)

                                                                    Additional    Retained      Total
                                     Common Shares       Treasury    Paid-in      Earnings   Shareholders'
                                   Number      Amount     Stock      Capital      (Deficit)     Equity
                                   ------      ------    --------    -------      ---------   ----------
Balances, November 1, 1991         6,901       $  70      $   0      $26,101      $(2,907)     $23,264
                                   -----       -----      -----      -------      -------      -------
Stock in lieu of interest             29          -          -           241           -           241

Employee stock purchases              29          -          -           105           -           105

Quasi-reorganization
  NOL carryforward                    -           -          -         1,250       (1,250)          -

Net income                            -           -          -            -         4,268        4,268
                                   -----       -----      -----      -------      -------      -------
Balances, October 31, 1992         6,959          70          0       27,697          111       27,878
                                   -----       -----      -----      -------      -------      -------
Stock in lieu of interest              4          -          -            31           -            31

Employee stock purchases              26          -          -           187           -           187

Quasi-reorganization
  NOL carryforward                    -           -          -           450         (450)          -

Net income                            -           -          -            -         1,293        1,293
                                   -----       -----      -----      -------      -------      -------
Balances, October 31, 1993         6,989          70      $   0       28,365          954       29,389
                                   =====       =====      =====      =======      =======      =======

Employee stock purchases              40           1         -           203           -           204

Purchase of treasury shares          (10)         -         (59)          -            -           (59)

Quasi-reorganization
 NOL carryforward                     -           -          -         1,693       (1,693)          -

Net income                            -           -          -            -         4,439        4,439
                                   -----       -----      -----      -------      -------      -------
Balances, October 31, 1994         7,019       $  71      $ (59)     $30,261      $ 3,700      $33,973
                                   =====       =====      =====       ======       ======       ======




                                See Notes to Consolidated Financial Statements

                      URS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               (In thousands)
                                          Years Ended October 31,
                                      1994         1993         1992
CASH FLOWS FROM OPERATING             ----         ----         ----
ACTIVITIES:
 Net income                           $4,439       $1,293       $4,268
                                      ------       ------       ------
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
  Depreciation and amortization        2,596        2,986        2,396
  Unusual gain                            -            -          (743)
  Changes in current assets and
    liabilities:
   Increase in accounts receivable
    and costs and accrued earnings
    in excess of billings on
    contracts in process              (4,938)      (1,949)      (5,000)
   Decrease (increase) in prepaid
    expenses and other                    26          137         (459)
   Increase in accounts payable,
    accrued salaries and wages
    and accrued expenses               1,682        1,455        1,442
   Other, net                             28          517         (292)
                                      ------       ------       ------
  Total adjustments                     (606)       3,146       (2,656)
                                      ------       ------       ------
   Net cash provided by operating
    activities                         3,833        4,439        1,612
                                      ------       ------       ------
CASH FLOWS FROM INVESTING
ACTIVITIES:
 Capital expenditures                 (2,149)      (1,952)      (1,158)
 Other                                    -          (400)          -
                                      ------       ------       ------
  Net cash used by investing
   activities                         (2,149)      (2,352)      (1,158)
                                      ------       ------       ------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Repayment of debt                        -        (1,340)          -
 Repurchase of common shares             (59)          -            -
 Proceeds from sale of common            204          152           94
  shares
 Other                                 1,000           -            -
                                      ------       ------       ------
  Net cash provided (used) by
   financing activities                1,145       (1,188)          94
                                      ------       ------       ------
Net increase in cash                   2,829          899          548
Cash at beginning of year              6,628        5,729        5,181
                                      ------       ------       ------
Cash at end of year                   $9,457       $6,628       $5,729
                                       =====        =====        =====
               See Notes to Consolidated Financial Statements

                      URS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
- -----------------------------------------------------
   The consolidated financial statements include the accounts of URS Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
- -------------------
   Revenue from contract services is recognized by the percentage-of-completion method and includes a proportion of the earnings expected to be realized on a contract in the ratio that costs incurred bear to estimated total costs. Revenue on cost reimbursable contracts is recorded as related contract costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined. Revenue for additional contract compensation related to unpriced change orders is recorded when realization is probable. Revenue from claims by the Company for additional contract compensation is recorded when agreed to by the customer. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract.

   Costs under contracts with the U.S. Government are subject to government audit upon contract completion. Therefore, all contract costs, including direct and indirect, general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1987 through fiscal 1994 are subject to review by the U.S. Government.

Cash and Cash Equivalents
- -------------------------
   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.


Income Taxes
- ------------
   Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") Number 109, "Accounting for Income Taxes." This standard requires companies to record all deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, including tax loss carryforwards. As permitted under SFAS Number 109, prior years' financial statements have not been restated. The change in policy does not materially affect the Company's consolidated financial statements, including the financial statements of prior years.

Depreciation and Amortization
- -----------------------------
   Depreciation is provided on the straight-line method over the useful service lives of the assets. Goodwill is amortized on the straight-line method ranging from 10 to 20 years.

Income Per Share
- ----------------
   The computation of earnings per common and common equivalent shares is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options, exercise of warrants and the potential conversion of convertible debentures, less the number of shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

   The fully diluted per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants in periods in which such exercise would cause dilution. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period when higher than the average price for the period.

Computation of Net Income Per Share
- -----------------------------------
(In thousands, except per share data)

                                        Years Ended October 31,
                                   ----------------------------------
                                         1994      1993      1992
                                        ------    ------    ------
Net income                              $4,439    $1,293    $4,268

Add:
 Interest on debentures and notes,
   net of applicable income taxes          715        -        245
                                        ------    ------    ------
Net income for primary income per
 common share                           $5,154    $1,293    $4,513
                                         =====     =====     =====
Weighted average number of common
 shares outstanding during the year      7,001     6,971     6,926

Add:
 Common equivalent shares (determined
  using the "treasury stock" method)
  representing shares issuable upon
  exercise of employee stock options
  and warrants                           2,959        -      2,686

Less:
 Twenty percent limit on repurchase     (1,404)       -     (1,391)
                                        ------    ------    ------

Weighted average number of shares
 used in calculation of primary
 income per share                        8,556     6,971     8,221
                                         =====     =====     =====

Primary income per common share         $  .60    $  .18    $  .55
                                         =====     =====     =====

Industry Segment Information
- ----------------------------
   The Company's single business segment, consulting, provides engineering and architectural services to local and state governments, the Federal government and the private sector. The Company's services are primarily utilized for planning, design and program and construction management of infrastructure and environmental projects.

   The Company's revenues from local, state and Federal government agencies and private businesses for the last three fiscal years are as follows:

                                      Years Ended October 31,
                       --------------------------------------------------
                           1994               1993              1992
                       -------------     --------------    --------------
                                         (In thousands)
Local and state
 agencies             $ 88,207   54%     $ 80,350   55%    $ 65,314   48%

Federal agencies        59,611   36        48,713   33       52,530   38

                        16,270   10        16,698   12       18,948   14
                       -------  ---       -------  ---      -------  ---
  Total               $164,088  100%     $145,761  100%    $136,792  100%
                       =======  ===       =======  ===      =======  ===

Reclassifications
- -----------------
   Reclassifications of certain balances for the year ended October 31, 1992 have been made to conform to the October 31, 1993 financial statement presentation and have not affected previously reported net income or shareholders' equity.

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

No assets were written-up in conjunction with the revaluation. As part of the quasi-reorganization, the deficit in retained earnings of $92,523,000 was eliminated against additional paid-in capital. The balance in retained earnings at October 31, 1994 represents the accumulated net earnings arising subsequent to the date of the quasi-reorganization.

NOTE 3.   PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                              October 31,
                                         --------------------
                                          1994           1993
                                          ----           ----
                                             (In thousands)
Furniture and fixtures                  $ 3,192        $ 2,894
Equipment                                 7,764          6,406
Leasehold improvements                      866          1,011
                                         ------         ------
                                         11,822         10,311
Less: Accumulated depreciation
  and amortization                       (6,353)        (5,715)
                                         ------         ------
Net property and equipment              $ 5,469        $ 4,596
                                         ======         ======

NOTE 4.   GOODWILL

   Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 1994 and 1993 was $2,507,000 and $2,035,000, respectively.

NOTE 5.   INCOME TAXES

   The components of income tax expense applicable to the operations each year are as follows:
                                            Years Ended October 31,
                                           -------------------------
                                           1994      1993      1992
                                           ----      ----      ----
                                                 (In thousands)
Current:
 Federal                                   $150      $ 70      $110
 State and local                            230        85       110
                                           ----      ----      ----
   Subtotal                                $380      $155      $220
                                           ----      ----      ----
Deferred:
 Federal                                     -         -         -
 State and local                             70       (15)      240
                                           ----      ----      ----
   Subtotal                                  70       (15)      240
                                           ----      ----      ----
Total tax provision                        $450      $140      $460
                                            ===       ===       ===

   As of October 31, 1994, the Company has available net operating loss ("NOL") carryforwards for Federal income tax purposes and financial statement purposes of $9,200,000. The amount of NOL available to offset future income without limitation is $1,700,000. The amount of NOL carryforwards that is limited is $7,500,000, or $750,000 per year.

   While the Company has available NOL carryforwards for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, state income taxes have been provided.

   The significant components of the Company's deferred tax assets and liabilities as of October 31, 1994 are as follows:

   Deferred tax assets/(liabilities) - due to:

                                            (In thousands)

       State taxes                           $      78
       Allowance for doubtful accounts             183
       Other accruals and reserves               3,155
       Net operating loss                        3,135
       Alternative minimum tax credit              360
             Total                                         6,911

       Valuation allowance                                (5,166)
                                                          ------
       Deferred tax asset                                  1,745

       Other deferred gain and
         unamortized bond premium               (1,979)

       Deferred tax liability                             (1,979)
                                                          ------
       Net deferred tax liability                        $  (234)
                                                          ======


   The net change in the total valuation allowance for the year ended October 31, 1994 was a decrease of $2,014,000 due to the utilization of net operating losses and other changes in deferred tax assets.

   The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes is as follows:


                                          Years Ended October 31,
                                          1994      1993      1992
                                          ----      ----      ----
                                               (In thousands)
Federal income tax expense based
  upon Federal statutory tax rate
  of 34%                                $1,665    $  490    $1,600

Nondeductible goodwill amortization        160       185       185

Nondeductible expenses                     120        60        50

Financial statement NOL
  carryforwards utilized                (1,693)     (640)   (1,605)

State taxes, net of Federal benefit        198        45       230
                                        ------    ------    ------
 Total taxes provided                   $  450    $  140    $  460
                                         =====     =====     =====

NOTE 6.   LONG-TERM DEBT

   Long-term debt consists of the following:
                                                       October 31,
                                                  1994           1993
                                                  ----           ----
                                                    (In thousands)
THIRD PARTY:
  6-1/2% Convertible Subordinated Debentures
    due 2012 (net of bond issue costs of $44
    and $46)                                      $2,101         $2,099

  8-5/8% Senior Subordinated Debentures due
    2004 (net of discount and bond issue
    costs of $3,969 and $4,081) (effective
    interest rate on date of restructuring         2,486          2,374
    was 25%)

  Obligations under capital leases                 2,721          1,916
                                                  ------         ------
                                                   7,308          6,389

  Less: Current maturities of capital leases         670            599
                                                  ------         ------
                                                  $6,638         $5,790
                                                   =====          =====
RELATED PARTIES:
 January Notes (net of discount of $1,368 and
   $1,513) (effective interest rate on date
   of restructuring was 12%)                      $2,632         $2,487
                                                   =====          =====

Credit Agreement
- ----------------
   At October 31, 1994, the Company's line of credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for advances up to $10,000,000 and expires April 29, 1995. The line of credit is collateralized by all the assets of the Company, including the stock of its subsidiaries. Borrowings on the line of credit bear interest at the Bank's prime rate plus one-half percent. At October 31, 1994, the Company had $9,834,000 available to it under the line of credit agreement. At October 31, 1994, the Company had outstanding letters of credit totalling $166,000 which reduced the amount available to the Company under its Bank line of credit.

   Under the Bank line of credit agreement the Company is required to satisfy certain financial and non-financial covenants. The declaration of dividends, except stock dividends, is restricted by the terms of the Company's credit agreement with the Bank and the indenture governing the 8-5/8% Senior Subordinated Debentures due 2004, described below. The Company was in compliance with all financial and non-financial covenants related to the line of credit agreement at October 31, 1994 and October 31, 1993.

Related Parties
- ---------------
   At October 31, 1992, the Company had a $6,000,000 line of credit represented by the January Notes, of which $4,000,000 is with Richard C. Blum & Associates, L.P. ("RCBA") and $2,000,000 with Altus Finance ("Altus"). RCBA, through various partnerships, beneficially owns approximately 25% of the Company's common shares (approximately 37% assuming exercise of additional warrants) outstanding at October 31, 1994. Richard C. Blum, a director of the Company, is also Chairman of RCBA.

   The January Notes were fully drawn at October 31, 1992 and are due November 1, 2000. In December 1992, the Company repurchased the $2,000,000 in January Notes held by Altus for $1,340,000 in cash. On the date of the transaction, the $2,000,000 in January Notes had a net book value of $1,190,000. The remaining $4,000,000 line of credit with RCBA was fully drawn at October 31, 1994. It bears interest at 6-1/2% per annum and is subordinate only to the Bank line of credit.

Debentures
- ----------
   The Company's 6-1/2% Convertible Subordinated Debentures due 2012 are convertible into the Company's common shares at the rate of $206.30 per share. Sinking fund payments are calculated to retire 70% of the debentures prior to maturity beginning in February 1998. Interest is payable semi-annually in February and August. Interest is payable semi-annually in January and July on the Company's 8-5/8% Subordinated Debentures due 2004. Both the 6-1/2% Convertible Subordinated Debentures and the 8-5/8% Senior Subordinated Debentures are subordinate to all debt to RCBA and the Bank.

   The amounts of long-term debt outstanding at October 31, 1994 maturing in the next five years are as follows:
                               (In thousands)
                  1995            $  -
                  1996               -
                  1997               -
                  1998               -
                  1999               -
                  Thereafter      $12,600

   Amounts payable under capitalized lease agreements are excluded from the above table.

Obligations under Leases
- ------------------------
   Total rental expense included in operations for operating leases for the fiscal years ended October 31, 1994, 1993 and 1992 amounted to $5,275,000, $4,938,000 and $5,306,000, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2005.

   In fiscal 1992, the Company terminated its lease at its Cleveland, Ohio facility. As a result of this transaction, the Company recorded a net gain of $743,000.

   Obligations under non-cancelable lease agreements are as follows:

                                  Capital         Operating
                                  Leases           Leases
                                  ------           ------
                                     (In thousands)
   1995                           $1,020          $ 4,588
   1996                              858            4,500
   1997                              712            3,776
   1998                              423            2,595
   1999                              225            1,843
   Thereafter                         -             4,876
                                  ------          -------
   Total minimum lease payments   $3,238          $22,178
                                   =====           ======
   Less amounts representing
    interest                         517
                                  ------
   Present value of net minimum
    lease payments                $2,721
                                   =====

NOTE 7.   COMMITMENTS AND CONTINGENCIES

   Currently, the Company has $31,000,000 per occurrence and aggregate commercial general liability insurance coverage. The Company is also insured for professional errors and omissions ("E&O") and pollution liability ("EIL") claims with an aggregate limit of $25,000,000 after a self-insured deductible of $500,000. The E&O and EIL coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain this policy, it will have no coverage under the policy for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain this type of coverage, but there can be no assurance that the Company can maintain its existing coverage, that claims will not exceed the amount of insurance coverage or that there will not be claims relating to prior periods that were subject only to "claims made" coverage.

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

   During fiscal year 1994, the Company repurchased a total of 10,300 shares of its Common Stock at an average repurchase price of $5.75, pursuant to a systematic repurchase plan approved by the Company's Board of Directors.

   The 1987 Restricted Stock Plan (the "Plan") provides for grants of up to 16,537 shares of Common Stock to key employees of the Company and its subsidiaries. An employee selected to receive shares under the Plan will not be required to pay any consideration for the shares. Shares issued to an employee are subject to forfeiture in the event that the employment of the employee terminates for any reason other than death. The forfeiture restrictions lapse with respect to portions of the grant over a five-year period subsequent to the grant date. As of October 31, 1994, 6,872 restricted shares have been granted.

   The 1979 Stock Option Plan (the "1979 Plan") provided for grants of options to purchase shares of Common Stock to directors, officers and key employees of the Company and its subsidiaries at prices and for periods (not to exceed ten years) as determined by the Board of Directors. The 1979 Plan also provided for the granting of Stock Appreciation Rights and incentive stock options. The 1979 Plan expired in February 1989, and no further options or rights may be granted under the 1979 Plan.

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

   On April 27, 1989, the stockholders approved the 1989 Stock Option and Rights Plan (the "1989 Plan"). The 1989 Plan provides for the grant of options to purchase 50,000 shares of Common Stock to directors, officers and key employees of the Company and its subsidiaries at prices and for periods (not to exceed ten years) as determined by the Board of Directors. The 1989 Plan also provides for the granting of Stock Appreciation Rights. No options have been granted under the 1989 Plan.

   On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan (the "1991 Plan"). The 1991 Plan provides for the grant not to exceed 1,500,000 Restricted Shares, Stock Units and Options, plus the number of shares of Common Stock remaining available for awards under the 1987 Plan (9,665) and the 1989 Plan (50,000) to key employees of the Company and its subsidiaries at prices and for periods as determined by the Board of Directors. The 1991 Plan prohibits granting new options under the 1987 Plan and the 1989 Plan. In October 1994, the Company issued 3,300 shares of Restricted Stock under the 1991 Plan.

   Under the Employee Stock Purchase Plan (the "ESP Plan") implemented in September 1985, employees may purchase shares of Common Stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of Common Stock shall be the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. The ESP Plan was suspended effective September 19, 1988. On March 24, 1992, the stockholders approved reinstating the ESP Plan. Employees purchased 36,195 shares under the ESP Plan in fiscal 1994 and 26,246 shares in fiscal 1993.

   On February 21, 1990, the Company issued warrants to purchase 1,819,148 shares of Common Stock at a purchase price of $4.34 per share which expire on February 14, 1997.

   A summary of the number of stock options granted under the 1979, 1989 and 1991 Plans is as follows:

                                           October 31, 1994
                                      Shares         Per Share <F1>
                                      ------         ---------
Number of options:
   Outstanding at year end           1,139,964       $3.12 - 31.25
   Exercisable at year end             790,967       $3.12 - 31.25
   Exercised during the year              -                -
   Available for grant at year end     413,765             -

                                           October 31, 1993
                                      Shares         Per Share <F1>
                                      ------         ---------
Number of options:
   Outstanding at year end             856,445       $3.12 - 31.25
   Exercisable at year end             689,275       $3.12 - 31.25
   Exercised during the year              -                -
   Available for grant at year end     705,565             -

                                           October 31, 1992
                                      Shares         Per Share <F1>
                                      ------         ---------
Number of options:
   Outstanding at year end             854,452       $3.12 - 31.25
   Exercisable at year end             421,915       $3.12 - 31.25
   Exercised during the year              -                -
   Available for grant at year end     205,565             -


[FN]
<F1>    Reflects lowest and highest exercise price.

NOTE 9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:

                                    Years Ended October 31,
                             --------------------------------------
                               1994           1993          1992
                               ----           ----          ----
                                        (In thousands)

   Interest                   $1,301         $1,170         $888
   Income taxes               $  499         $  518         $405

   There were no significant non-cash investing or financing activities in fiscal 1994 and 1993.

   In fiscal 1992, the Company terminated its lease at its Cleveland, Ohio facility. As a result of the transaction, the Company recorded a $743,000 gain.

NOTE 10.   DEFINED CONTRIBUTION PLAN

   The Company has a defined contribution retirement plan under Internal Revenue Code Section 401(k). The plan covers all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. Contributions in the amount of $551,200, $486,100 and $439,000 were made to the plan in fiscal 1994, 1993 and 1992, respectively.

NOTE 11.   VALUATION AND ALLOWANCE ACCOUNTS

                                          Additions
                                          Charged to   Deductions
                             Beginning     Costs and      from      Ending
                              Balance      Expenses     Reserves    Balance
                              -------      --------     --------    -------
                                                (In thousands)
October 31, 1994
 Allowances for losses and
  doubtful collections         $1,081        $322         $262       $1,141

October 31, 1993
 Allowances for losses and
  doubtful collections         $  768        $603         $290       $1,081

October 31, 1992
 Allowances for losses and
  doubtful collections         $  699        $310         $241       $  768

NOTE 12.   RELATED PARTY TRANSACTIONS

   Interest paid to related parties in connection with the January Notes was $362,644, $254,000 and $240,000 in fiscal 1994, 1993 and 1992, respectively.  (See Note 6 - Long-Term Debt).

   The Company has agreements for business consulting services to be provided by RCBA and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $90,000 and $60,000 to RCBA and Richard C. Blum, respectively, for fiscal 1994, 1993 and 1992. Richard C. Blum also received an additional $23,500, $19,000 and $12,500 for his services as a Director of the Company in fiscal 1994, 1993 and 1992, respectively. In addition, during fiscal 1993, URS Consultants, Inc., a wholly-owned subsidiary of the Company ("URSC"), performed an underground storage tank remediation investigation on behalf of RCBA. Such investigation was completed by October 28, 1993, and on November 19, 1993, RCBA, Inc. paid URSC $70,000 in gross revenues.

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

NOTE 14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Selected quarterly financial data for fiscal 1994 and 1993 is summarized as follows:

                                   Fiscal 1994 Quarters Ended
                         Jan. 31       Apr. 30     July 31      Oct. 31
                         -------       -------     -------      -------
                              (In thousands, except per share data)

Revenues                 $36,756      $40,520      $41,333      $45,479
Gross profit              13,928       15,769       15,878       16,013
Operating income           1,050        1,484        1,450        2,149
Net income               $   651      $ 1,016      $   985      $ 1,787

Income per share:
  Primary                $   .10      $   .14      $   .14      $   .23
                          ======       ======       ======       ======
  Fully diluted          $   .09      $   .14      $   .14      $   .23
Weighted average          ======       ======       ======       ======
  number of shares         8,280        8,568        8,571        8,567
                          ======       ======       ======       ======

                                   Fiscal 1993 Quarters Ended
                         Jan. 31       Apr. 30     July 31      Oct. 31
                         -------       -------     -------      -------
                              (In thousands, except per share data)

Revenues                 $32,957      $36,585      $35,627      $40,592
Gross profit              12,944       13,894       13,111       14,311
Operating income (loss)    1,008        1,476       (1,545)       1,714
Net income (loss)        $   632      $ 1,076      $(1,681)     $ 1,266

Income (loss) per
  share:
 Primary and fully
   diluted               $   .08      $   .14      $  (.24)     $   .18
Weighted average          ======       ======       ======       ======
  number of shares         8,254        8,255        6,974        8,270
                          ======       ======       ======       ======

   Operating income represents continuing operations before interest income and interest expense.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                  PART III

ITEM 10.   EXECUTIVE OFFICERS AND DIRECTORS

   Incorporated by reference from the information under the captions "Election of Directors" and "Compliance with Section 16(a) of Securities Exchange Act" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 21, 1995, and from Item 4a -- "Executive Officers of the Registrant" in Part I.

ITEM 11.   EXECUTIVE COMPENSATION

   Incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 21, 1995.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 21, 1995.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference from Item 8, Financial Statement and
Supplementary Data, Note 6 -- Long-Term Debt and Note 12 -- Related Party Transactions.

                                  PART IV


ITEM 14.   EXHIBITS.  FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

   (a)(1)  Item 8.  Consolidated Financial Statements and
                    Supplementary Data

        Report of Independent Accountants

        Consolidated Balance Sheets
             October 31, 1994 and October 31, 1993

        Consolidated Statements of Operations
             For the years ended October 31, 1994, 1993 and 1992

        Consolidated Statements of Changes in Shareholders' Equity
             For the years ended October 31, 1994, 1993 and 1992

        Consolidated Statements of Cash Flows
             For the years ended October 31, 1994, 1993 and 1992

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

   4.1 Indenture, dated as of February 15, 1987, between the Company and First Interstate Bank of California, Trustees, relating to $57.5 million of the Company's 6-1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-2 (Commission File
             No. 33-11668) and incorporated herein by reference.

   4.2 Amendment Number 1 to Indenture governing 6-1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between the Company and First Interstate Bank of California, Trustee, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-1 (Commission File No. 33-56296) ("1990 Form S-1") and incorporated herein by reference.

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

   10.5 Selected Executive Deferred Compensation Plan of the Company, filed as Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

   10.6      1994 Incentive Compensation Plan of the Company.  FILED
             HEREWITH.

   10.7      1994 Incentive Compensation Plan of URS Consultants, Inc.
             FILED HEREWITH.

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

   10.12(a) Amendment to Employment Agreement, dated October 11, 1994, between URS Consultants, Inc., and Irwin L. Rosenstein. FILED HEREWITH.

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

   10.15(a) Amendment to Employment Agreement, dated October 11, 1994, between URS Consultants, Inc., and Martin S. Tanzer. FILED HEREWITH.

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

   10.35 Form of Indemnification Agreement dated as of March 22, 1994 between the Company and Admiral Foley. FILED HEREWITH.

   10.36 Form of Indemnification Agreement dated as of March 22, 1994 between the Company and Mr. Der Marderosian. FILED HEREWITH.

   21.1 Subsidiaries of the Company, filed as Exhibit 22.1 to the 1992 Form 10-K and incorporated herein by reference.

   23.1      Consent of Coopers & Lybrand, L.L.P.  FILED HEREWITH.

   24.1      Powers of Attorney of certain Directors and Officers.  FILED
             HEREWITH.

   27        Financial Data Schedule.  FILED HEREWITH.

   (b)(1)  Reports on Form 8-K

   No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended October 31, 1994.

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

                            URS Corporation
                            (Registrant)

                            By  /s/ Kent P. Ainsworth
                                ----------------------

                               Kent P. Ainsworth
                               Vice President and
                               Chief Financial Officer
                               Dated:  January 5, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                   Title                       Date
- ---------                   -----                       ----


/s/ Martin M. Koffel         Chairman of the Board      January 5, 1995
- ----------------------        of Directors and Chief
(Martin M. Koffel)            Executive Officer


/s/ Kent P. Ainsworth        Vice President, Chief      January 5, 1995
- ----------------------        Financial Officer
(Kent P. Ainsworth)           Principal Accounting
                              Officer and Secretary


Irwin L. Rosenstein*         Director                   January 5, 1995
- ----------------------
(Irwin L. Rosenstein)



Richard C. Blum*             Director                   January 5, 1995
- ----------------------
(Richard C. Blum)



Emmet J. Cashin, Jr.*        Director                   January 5, 1995
- ----------------------
(Emmet J. Cashin, Jr.)

Richard Q. Praeger*          Director                   January 5, 1995
- ----------------------
(Richard Q. Praeger)



William D. Walsh*            Director                   January 5, 1995
- ----------------------
(William D. Walsh)



Richard B. Madden*           Director                   January 5, 1995
- ----------------------
(Richard B. Madden)


Armen Der Marderosian*       Director                   January 5, 1995
- ----------------------
(Armen Der Marderosian)



Adm. S. Robert Foley, Jr.,
 USN(Ret.)*                  Director                   January 5, 1995
- ----------------------
(Adm. S. Robert Foley, Jr.,
 USN (Ret.))


*By

/s/ Kent P. Ainsworth
- ----------------------
(Attorney-in-Fact)

                               EXHIBIT INDEX

Exhibit                                                                Page
No.                         Description                                No.
- ---------------------------------------------------------------------------

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

4.1 Indenture, dated as of February 15, 1987, between the Company and First Interstate Bank of California, Trustees, relating to $57.5 million of the Company's 6-1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-2 (Commission File No. 33-11668) and incorporated herein by reference.

4.2 Amendment Number 1 to Indenture governing 6-1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between the Company and First Interstate Bank of California, Trustee, filed as
         Exhibit 4.9 to the Company's Registration Statement on Form S-1 (Commission File No. 33-56296) ("1990
         Form S-1") and incorporated herein by reference.

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

Exhibit                                                                Page
No.                         Description                                No.
- ---------------------------------------------------------------------------

10.2     1987 Restricted Stock Plan of the Company, filed as
         Appendix I to the Company's definitive proxy statement filed with the Commission on March 2, 1987 and incorporated herein by reference.

10.3 1985 Employee Stock Purchase Plan as amended and restated, filed as Exhibit 10.3 to the 1991 Form 10-K and incorporated herein by reference.

10.4 1991 Stock Incentive Plan of the Company as amended, filed as Exhibit 10.4 to the 1992 Form 10-K and incorporated herein by reference.

10.5     Selected Executive Deferred Compensation Plan of the
         Company, filed as Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

10.6     1994 Incentive Compensation Plan of the Company.              50
         FILED HEREWITH.

10.7     1994 Incentive Compensation Plan of URS Consultants,          69
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

10.12    Employment Agreement, dated August 1, 1991, between URS
         Consultants, Inc. and Irwin L. Rosenstein, filed as
         Exhibit 10.12 to the 1991 Form 10-K and incorporated herein by reference.

10.12(a) Amendment to Employment Agreement, dated October 11,          94
         1994, between URS Consultants, Inc., and Irwin L.
         Rosenstein.  FILED HEREWITH.

Exhibit                                                                Page
No.                         Description                                No.
- ---------------------------------------------------------------------------


10.13 Employment Agreement, dated December 16, 1991, between the Company and Martin Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

10.14    Employment Agreement, dated January 24, 1992 between the
         Company and Michael B. Shane, filed as Exhibit 10.14 to the 1991 Form 10-K and incorporated herein by reference.

10.15    Employment Agreement, dated August 1, 1991, between URS
         Consultants, Inc. and Martin S. Tanzer, filed as
         Exhibit 10.15 to the 1991 Form 10-K and incorporated herein by reference.

10.15(a) Amendment to Employment Agreement, dated October 11,          95
         1994, between URS Consultants, Inc., and Martin S.
         Tanzer.  FILED HEREWITH.

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

Exhibit                                                                Page
No.                         Description                                No.
- ---------------------------------------------------------------------------

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

Exhibit                                                                Page
No.                         Description                                No.
- ---------------------------------------------------------------------------

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

10.33 Contract between URS Consultants, Inc. and the U.S. Department of the Navy (No N62474-89-R-9295) dated June 6, 1989, filed as Exhibit 10.34 to the 1991 Form 10-K and incorporated herein by reference.*

10.34 Form of Indemnification Agreement dated as of May 1, 1992 between the Company and each of Messrs. Ainsworth, Blum, Cashin, Koffel, Madden, Praeger, Rosenstein, Shane and Walsh, and Dr. Tanzer, filed as Exhibit 10.34 to the 1992 Form 10-K and incorporated herein by reference.

10.35    Form of Indemnification Agreement dated as of March 22,       96
         1994 between the Company and Admiral Foley.  FILED
         HEREWITH.

10.36    Form of Indemnification Agreement dated as of March 22,      106
         1994 between the Company and Mr. Der Marderosian.  FILED
         HEREWITH.

21.1 Subsidiaries of the Company, filed as Exhibit 22.1 to the 1992 Form 10-K and incorporated herein by reference.

23.1     Consent of Coopers & Lybrand, L.L.P.  FILED HEREWITH.        116

24.1     Powers of Attorney of certain Directors and Officers.        117
         FILED HEREWITH.

27       Financial Data Schedule.  FILED HEREWITH.                    118

                                Exhibit 10.6

                              URS CORPORATION

                               1994 INCENTIVE
                             COMPENSATION PLAN

                             TABLE OF CONTENTS


         I.    PURPOSE OF THE PLAN

         II.   HOW AWARDS ARE EARNED UNDER THE PLAN

         III.  OTHER PLAN PROVISIONS

         IV.   DEFINITIONS

         V.    EXAMPLES OF PLAN OPERATION

                          I.  PURPOSE OF THE PLAN

     I.1   PURPOSE

     The URS Corporation ("URS") 1994 Incentive Compensation Plan (the "Plan") is intended to provide incentive compensation to individuals who make an important contribution to URS' financial performance. Specific Plan objectives are to:

         - Focus key Employees on achieving specific financial targets;

         -     Reinforce a team orientation;

         - Provide significant award potential for achieving outstanding performance; and

         - Enhance the ability of URS Corporation to attract and retain highly talented and competent individuals.

                 II.  HOW AWARDS ARE EARNED UNDER THE PLAN

     II.1  GENERAL PLAN DESCRIPTION

     The 1994 Incentive Compensation Plan provides the opportunity for key Employees of URS Corporation (the "Company") to receive cash Awards based on a combination of Company and individual performance.

     Here is an overview of how the Plan works. In general, certain Employees will be selected to participate in the Plan at the beginning of or during the Plan Year. These individuals are referred to in the Plan as "Designated Participants." Upon selection to participate in the Plan, each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, multiplied by the Participant's Base Salary earned during the Plan Year, will equal the Participant's Target Award. This Target Award represents the amount that is expected to be paid to a Designated Participant if certain financial Performance Objectives for URS have been fully met.

     In addition, funds will be set aside for discretionary Awards to selected other Employees (referred to in the Plan as "Non-designated Participants"), who have demonstrated outstanding individual performance during the Plan Year. It is expected that the amount available to Non-designated Participants for the 1994 Plan Year will be $25,000, assuming that URS meets its financial objectives.

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

     In addition to the Designated Participants, there may be a group of other Employees who are selected to receive Awards based on their outstanding individual performance during the Plan Year. These other Employees, referred to as "Non-designated Participants," will not be selected until the completion of the Plan Year. The selection of Non-designated Participants will be determined by the CEO of URS.


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


     II.4  TARGET BONUS POOL

     The Target Bonus Pool (Target Pool) will equal the sum of all Target Awards for Designated Participants PLUS an amount of set aside for distribution to Non-designated Participants. For 1994, the Target Bonus Pool equals $450,000.


     II.5  URS PERFORMANCE OBJECTIVES

     For 1994, URS' Performance Objectives are focused on the need to reach the Company's Targets for Net Income. The Performance
     Objectives and weightings for the 1994 Plan Year are as follows:

           URS Corporation Performance Objectives and Weightings

        Performance Measure      Weighting      Performance Objective
        -------------------      ---------      ---------------------
        Net Income ($000s)         100%              $4,200


     Net Income will be calculated AFTER all URS Corporation
     (Corporate) AND URS Consultants (URSC) bonuses are accrued and assumed to have been paid.

     It is possible that in the course of the Plan Year, unforeseen events could have a material effect upon URS Corporation's performance relative to the Net Income Target. Such events might include, but are not limited to, acquisitions and public offerings. The effect of such events will be treated on a case by case basis. In general, acquisitions and public offerings will be treated as follows:

     Acquisitions
     ------------
     In the event that the Company completes an acquisition during the Plan Year, the Performance Objectives will be adjusted for the projected financial impact of the acquisition for the balance of the Year and potential Awards under the Plan will be calculated accordingly.

     Equity Transactions
     -------------------
     In the event that URS issues or buys back Company stock during the Plan Year, the financial impact of such a transaction will not be included in calculating potential Awards under the Plan.


     II.6  RELATIONSHIP BETWEEN PERFORMANCE AND THE ACTUAL BONUS POOL

     The Actual Bonus Pool (Actual Pool) will vary from the Target Pool based on the relationship between the actual performance of URS and the Performance Objectives. The Actual Pool will vary in relationship to the Target Pool based on the following table:

                Relationship Between URS Performance and the
           Actual Bonus Pool as a % of the Target Bonus Pool <F1>

                   Actual
              Performance as a  Net Income    Actual Pool
              % of Performance    Actual       as a % of
                 Objective     Performance    Target Pool
                  ---------      -----------    -----------
                    (%)          ($000's)         (%)

                 >= 125%      >=  $ 5,250        200%
                    100%          $ 4,200        100%
                     75%          $ 3,150         30%
                  <  75%       <  $ 3,150          0%

     [FN]
     <F1> The calculation of the Actual Award as a % of Target will be interpolated for performance between discrete points on a straight-line basis.

     Based on the table above, the Actual Award will vary depending upon actual performance in relation to Target Net Income.


     II.7  ACTUAL AWARDS TO DESIGNATED AND NON-DESIGNATED PARTICIPANTS

     Actual Awards to Designated Participants will vary from Target levels based on the relationship between the Actual Bonus Pool and the Target Pool.

     After allocating Actual Awards to Designated Participants, the remaining funds in the Actual Pool will be available for allocation to Non-designated Participants.


     Actual Awards distributed to Non-designated Participants will be determined on a discretionary basis by the CEO. The Company is under no obligation to distribute the entire Actual Pool. The sum of all Awards to Non-designated Participants may not exceed the amount available in the Actual Pool.


                    EXAMPLE OF INTERPOLATION CALCULATION

     To interpolate the Actual Award based on performance, apply the appropriate formula for actual performance above or below the Performance Objective. In all cases, solve for "X".

     - For performance above Objective:

       (Act. Perf. - Perf. Obj.)                      X
       -------------------------    =  -------------------------------
       (Max. Perf. - Perf. Obj.)       (Max. Award % - Target Award %)

     - For performance below Objective:

       (Act. Perf. - Perf. Obj.)                      X
       -------------------------    =  -------------------------------
       (Min. Perf. - Perf. Obj.)       (Min. Award % - Target Award %)

     - Once you have solved for "X", add X to 100%.

     Below is a hypothetical example:

                  EXAMPLE OF ACTUAL BONUS POOL CALCULATION

     The following example illustrates the weighting of the Performance Objectives, and calculates the Actual Bonus Pool:

     Hypothetical Assumptions:
     - Target Bonus Pool =                                  $  450,000

     - Net Income Objective (after bonus accrual) =         $4,200,000
     - Actual Net Income (after bonus accrual) =            $4,000,000


     Interpolation:
     - Net Income Performance =                                  86.7%

     Actual Bonus Pool =                                    $  390,000

                        III.  OTHER PLAN PROVISIONS

     III.1  AWARD PAYMENT

     Assessment of actual performance and payout of Awards will be subject to the completion of the 1994 Year-end independent audit.

     The Actual Award earned, up to the Target Award level, will be paid to the Participant (or the Participant's heirs in the case of death) in cash within 30 days of the completion of the independent audit. Any Actual Award earned in excess of the Target Award will be automatically deferred until the end of fiscal 1995. This deferred portion of the Award will be paid to the Participant within 30 days of the end of fiscal 1995, provided that the Participant is still an Employee of URS or one of its Affiliates at Year-end 1995 except for death, permanent disability, or retirement. A Participant whose employment with the Company or an Affiliate is terminated prior to the end of fiscal 1995 for any other reason forfeits the deferred portion of the Award.

     The Company is under no obligation to pay interest on the deferred portion of the Award and will not do so.


     III.2  EMPLOYMENT

     In order to receive an Award under the Plan, a Participant must be employed by URS or an Affiliate at the end of the Plan Year, except as otherwise noted below. Selection for participation in the Plan does not convey any employment rights. Terms and conditions of participants' employment agreements with the Company, if any, supersede the terms and conditions of the Plan.


     III.3  TERMINATION

     If Termination of a Designated Participant's employment occurs during the Plan Year by reason of death, permanent disability, or retirement, the Designated Participant (or the Participant's heirs in the case of death) will be eligible to receive a pro-rata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year. Participants who have earned an Award on this basis will receive payment on the same schedule as other Plan Participants, except that there will be no deferral of Awards in excess of Target. In the event that a Participant terminates for the above mentioned reasons during Fiscal Year 1994, any deferred Award will be paid within 30 days of termination.

     A Participant whose employment with the Company or its Affiliates is terminated prior to the end of the Plan Year for any other reason (whether voluntarily or involuntarily) will forfeit the opportunity to earn an Award under the Plan, except as otherwise provided for.


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


     III.5  PLAN FUNDING

     Estimated payouts for the Plan will be accrued monthly and charged as an expense against the income statement of the Company. At the end of each fiscal quarter, the estimated Actual Awards under the Plan will be evaluated based on actual performance to date. The monthly accrual rate will then be adjusted so that the cost of the Plan is fully accrued at Year-end.

     Accrual of Awards will not imply vesting of any individual Awards to Participants.


     III.6  PLAN ADMINISTRATION

     Responsibility for decisions and/or recommendations regarding Plan administration are divided among the URS CEO and the Compensation Committee of the URS Board of Directors. Section
     III.7 outlines the levels of responsibility and authority assigned to each.

     Notwithstanding the above, the Committee retains final authority regarding all aspects of Plan administration, and the resolution of any disputes. The Committee may, without notice, amend, suspend or revoke the Plan.



















                                   III-2

      III.7  INCENTIVE PLAN GOVERNANCE


      Area of Administration            URS            Compensation
                                        CEO            Committee

      Overall Plan Design               R              A
      Determination of Performance
        Objectives                      R              A
      Designated Participants           R              A

      Individual Target Awards          R              A
      Target funding for Non-
      Designated Participants           R              A
      Target Award for CEO                             R/A

      Certification of actual
        performance against Objectives  R              A
      Awards to Designated
        Participants                    R              A
      Award to CEO                                     R/A

      Amendment, suspension, or
        termination of the Plan         R              A
      Adjustments due to extraordinary
        events                          R              A


                  KEY:   R = Authority  A = Authority
                            to Recommend    to Approve

























                                   III-3

     III.8  ASSIGNMENT OF EMPLOYEE RIGHTS

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


     III.9  WITHHOLDING TAX

     URS will deduct from all Awards paid under the Plan any taxes required by law to be withheld.


     III.10  EFFECTIVE DATE

     The Plan is effective as of November 1, 1993, and will remain in effect for the Fiscal Year ending October 31, 1994 unless otherwise terminated or extended by the Committee.


     III.11  VALIDITY

     In the event any provision of the Plan is held invalid, void, or unenforceable, the same will not affect, in any respect whatsoever, the validity of any other provision of the Plan.


     III.12  APPLICABLE LAW

     The Plan will be governed by and construed in accordance with the laws of the State of California.








                                   III-4

                              IV.  DEFINITIONS

     IV.1  DEFINITIONS

     "Affiliates" refers to any entity owned partially or totally by URS Corporation including URS Corporation.

     "Actual Award" or "Award" refers to the incentive amount earned under the Plan by a Designated or Non-designated Participant.

     "Actual Bonus Pool" or "Actual Pool" refers to the calculated amount available for distribution to all Designated and Non-designated Participants under the terms and provisions of the Plan.

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

     "Fiscal Year" refers to the twelve months beginning November 1, 1993 and ending October 31, 1994.

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

     "Performance Objectives" or "Objectives" refers to the pre-established financial goals upon which URS Corporation performance will be assessed.

     "Plan" refers to the URS Corporation 1994 Incentive Compensation Plan, as described in this document. Any incentives for future years will be covered by subsequent plan documents.

     "Plan Year" or "Year" refers to the twelve months beginning
     November 1, 1993, and ending October 31, 1994, over which performance is measured under this Plan.

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

     "Target Bonus Pool" or "Target Pool" refers to the amount anticipated to be distributed to all Designated and Non-designated Participants if all URS Performance Objectives are met.

     "Termination" means the Participant's ceasing his service with the Company or any of its Affiliates for any reason whatsoever, whether voluntarily or involuntarily, including by reason of death or permanent disability.

     "URS" refers to URS Corporation.

     "Year-end" refers to the end of the Fiscal Year, October 31, 1994.

                       V.  EXAMPLES OF PLAN OPERATION

                     URS CORPORATION PERFORMANCE TABLE



                             Actual
                           Net Income     Actual vs.
                        (100% weighting)  Target Pool

                       >= = $5,250 MM        200%

                            $4,200 MM        100%

                            $3,150 MM         30%

                        < = $3,150 MM          0%


Scenario 1 - URS net income performance exceeds objectives

Net income Objective ($MMs)    $4.2    ($5.0 - $4.2)/($5.2 - $4.2) = 80.0%

URS Actual Net Income ($MMs)   $5.0     + 100% = 180.0%

TARGET BONUS POOL ($000s)    $450.0
ACTUAL BONUS POOL ($000s)    $810.0    ($450.0 * 180%)= $810.0


Scenario 2 - URS net income performance less than objectives

Net income Objective ($MMs)    $4.2    ($4.0 - $4.2)/($3.2 - $4.2) * (.7) =

URS Actual Net Income ($MMs)   $4.0     -13.3% + 100% = 86.7%

TARGET BONUS POOL ($000s)    $450.0
ACTUAL BONUS POOL ($000s)    $390.0    ($450.0 * 86.7%) = $390.0

                                Exhibit 10.7






                            URS CONSULTANTS INC.

                      1994 INCENTIVE COMPENSATION PLAN

                             TABLE OF CONTENTS




  I.  PURPOSE OF THE PLAN



 II.  HOW AWARDS ARE EARNED UNDER THE PLAN



III.  OTHER PLAN PROVISIONS



 IV.  DEFINITIONS



  V.  EXAMPLES OF PLAN OPERATION

                          I.  PURPOSE OF THE PLAN

     I.1   PURPOSE

     The URS Consultants Inc. 1994 Incentive Compensation Plan (the "Plan") is intended to provide incentive compensation to individuals who make an important contribution to URS Consultants financial performance. Specific Plan objectives are to:


          - Focus key Employees on achieving specific financial targets;


          -    Reinforce a team orientation;


          - Provide significant award potential for achieving outstanding performance; and


          - Enhance the ability of URS Consultants to attract and retain highly talented and competent individuals.

                 II.  HOW AWARDS ARE EARNED UNDER THE PLAN

     II.1   GENERAL PLAN DESCRIPTION

     The 1994 Incentive Compensation Plan provides the opportunity for key Employees of URS Consultants Inc. ("the Company") to receive cash Awards based on a combination of Company and individual performance.

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

     Another key feature of the Plan is that a portion of the Actual Bonus Pool will be set aside for discretionary Awards to selected other Employees (referred to in the Plan as "Non-Designated Participants"), who have demonstrated outstanding individual performance during the Plan Year.

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

     In addition to the Designated Participants, there may be a group of other Employees who are selected to receive Awards based on their outstanding individual performance during the Plan Year. These other Employees, referred to as "Non-designated Participants," will not be selected until the completion of the Plan Year. The selection of Non-designated Participants will be determined by the President of URS Consultants, subject to the approval of the CEO of the Parent Company.


     II.3  TARGET BONUS POOL

     A Target Bonus Pool is established, representing an amount which is expected to be sufficient to pay each Designated Participant 100% of his/her Target Award, with a remaining amount available for distribution to Non-designated Participants. (The Awards to Non-designated Participants are estimated at approximately 25% of the total Designated Participants' Bonus Pool.)

     This Target Bonus Pool is determined based on the current group of Designated Participants and the anticipated group of Non-designated Participants. The Target Pool is subject to change if the group of Designated Participants, the group of Non-Designated Participants, or the Base Salaries of Designated
     Participants change.

     Subject to these potential changes, the Target Bonus Pool for the 1994 Plan Year is established at $1,383,000.


     II.4  URS CONSULTANTS PERFORMANCE OBJECTIVES

     URS Consultants Performance Objectives are focused on the need to achieve strong operating results (i.e., contribution) and generate cash through the management of accounts receivables
     (DSOs) throughout the Year. Performance will be evaluated based on a combination of URS Consultants Contribution, Average
     Receivables Days Sales Outstanding (DSO) and New Sales.

     The URS Consultants Performance Objectives for the 1994 Plan Year are as follows:

                   URS Consultants Performance Objectives

          Performance Measures          Performance Objectives
          --------------------          ----------------------
          Contribution ($000s)                 $11,000
          Average DSO (Days)                      94
          New Sales ($000s)                   $179,400


     URS Consultants Contribution is defined as total 1994 Fiscal Year URS Consultants revenues less:

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

     II.5  WEIGHTING OF URS CONSULTANTS PERFORMANCE OBJECTIVES

     The Target Bonus Pool will be weighted based on the aggregate weightings of the individual Participants' Performance Objectives in the Plan. Contribution will be the most heavily weighted
     component followed by DSO performance and New Sales.   An example
     of the weighting calculation is shown below.



                   EXAMPLE OF WEIGHTING CALCULATION <F1>



     The Target Bonus Pool will be weighted based on the aggregate weightings of the individual Performance Objectives for the Designated Participants in the Plan. The following example illustrates the weighting calculation:



          Target Bonus Pool =          $1,383,000


          Portion of Target Pool
          determined by:

          Contribution (71%)             $981,000

          DSO Performance (17%)          $236,000

          New Sales (12%)                $166,000


     [FN]
     <F1> Weightings may be subject to change based on the Plan measures of the Designated Participants at the end of the Plan Year.

     II.6  RELATIONSHIP BETWEEN PERFORMANCE AND THE ACTUAL BONUS
           POOL

     The Actual Bonus Pool will vary from the Target Bonus Pool based on the relationship between the actual performance of URS
     Consultants and the Performance Objectives. The Actual Bonus Pool will vary in relationship to the Target Bonus Pool based on the following table:

           Relationship Between URS Consultants Performance And
           The Actual Bonus Pool As A % Of The Target Bonus Pool

         URS Consultants Contribution         URS Consultants DSO
     ----------------------------------   ---------------------------
       Actual
     Performance                 Actual
      As A % Of                Bonus Pool                Bonus Pool
     Performance    Actual      As A % Of     Actual      As A % Of
      Objective   Performance  Target Pool  Performance  Target Pool
     -----------  -----------  -----------  -----------  -----------
         (%)        ($000s)        (%)         (Days)        (%)
      >= 125%    >= $13,750        200%<F1>    < 89         200%<F1>
         100%       $11,000        100%          94         100%
          75%       $ 8,250         30%          99          30%
       <  75%     < $ 8,250          0%        > 99           0%

                 URS Consultants
                    New Sales
     -------------------------------------
        Actual
     Performance                 Actual
      As A % Of                Bonus Pool
     Performance    Actual      As A % Of
      Objective   Performance  Target Pool
     -----------  -----------  -----------
         (%)       ($000s)         (%)
      >= 125%   >= $224,250       200%
         100%      $179,400       100%
          75%      $134,550        30%
       <  75%    < $134,550         0%

     [FN]
     <F1> Maximum upside opportunity of 200% of the Target Bonus Pool may be raised at the discretion of the Compensation Committee. The calculation of the Actual Bonus Pool As A % Of Target will be interpolated for performance between discrete points shown in the table above.

     Based on the table above, the Actual Bonus Pool could vary between 0% and 200% of the Target Bonus Pool, depending upon actual performance in relation to Performance Objectives and the weighting of the Performance Objectives.

     Accrual of any Actual Pool tied to DSO and New Sales is contingent upon Contribution performance being at or above 75% of the Performance Objective. An example follows.

                    EXAMPLE OF INTERPOLATION CALCULATION

     To interpolate the Actual Award based on performance, apply the appropriate formula for actual performance above or below the Performance Objective. In all cases, solve for "X".

     -    For performance above objective:

     (Act. Perf. - Perf. Obj.)                     X
     ---------------------------   =   ----------------------------
     (Max. Perf. - Perf. Obj.)         (Max. Award% - Target Award%)

     -    For performance below objective:

     (Act. Perf. - Perf. Obj.)                    X
     ---------------------------   =   ----------------------------
     (Min. Perf. - Perf. Obj.)         (Min. Award% - Target Award%)

     -    Once you have solved for "X", add X to 100%.

     Below is a hypothetical example:

                  EXAMPLE OF ACTUAL BONUS POOL CALCULATION

     The following example illustrates the weighting of the Performance Objectives and calculates the Actual Bonus Pool:

     Hypothetical assumptions:
     -    Target Bonus Pool =      $1,383,000


     URSC 1994 Performance    Objective      Actual
     ---------------------    ---------      -------
     -    Contribution        $11,000        $13,200
     -    DSO Performance     94 Days        93 Days
     -    New Sales           $179,400       $170,000

     Weighting:
     -    Contribution portion of Target Pool =   $981,000
     -    DSO portion of Target Pool =            $236,000
     -    New Sales portion of Target Pool =      $166,000

     Interpolation:
     -    Contribution Performance =              180.0%
     -    DSO Performance =                       120.0%
     -    New Sales Performance =                  85.0%

     Actual Bonus Pool =                          $2,190,000
               ($981,000 * 180.0%) + ($236,000 * 120.0%) +
               ($166,000 *  85.0%)

     II.7   DISCRETIONARY BONUS POOL

     It is the intent of the Plan that if the Actual Bonus Pool, as calculated in Section II.6, should fall below 30% of the Target Bonus Pool, then a Discretionary Bonus Pool will be created instead.

     Awards from the Discretionary Pool may be made to selected Employees (both Designated and Non-designated Participants). Awards to Designated Participants will be calculated based on actual performance, reduced pro rata based on the amount of the Discretionary Pool. Awards to Non-designated Participants will be made on a totally discretionary basis by the President of URS Consultants, subject to the approval of the CEO of the Parent Company. The formation of the Discretionary Pool will not guarantee any Award payments. Rather, the Discretionary Pool will be used to recognize selected outstanding Employees in the event that URS Consultants does not meet or exceed 75% of its Contribution Performance Objective. The total sum of Awards made from the Discretionary Pool may not exceed 30% of the total Target Bonus Pool.

     II.8  ACTUAL BONUS POOL ALLOCATION

     Awards will be paid from the funds available in the Actual Bonus Pool. The portion of the pool actually allocated to Non-Designated Participants will be determined after the end of the Plan Year at the discretion of the CEO of the Parent Company, subject to the approval of the Compensation Committee, and may vary from the estimated 20% of the total Actual Bonus Pool. The sum of the Actual Awards paid, including Awards made to Non-designated Participants, may not exceed the available Actual Bonus Pool.

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

                        III.  OTHER PLAN PROVISIONS

     III.1  AWARD PAYMENT

     Assessment of actual performance and payout of Awards will be subject to the completion of the 1994 Year-end independent audit.

     The Actual Award earned, up to the Target Award level, will be paid to the Participant (or the Participant's heirs in the case of death) in cash within 30 days of the completion of the independent audit. Any Actual Award earned in excess of the Target Award will be automatically deferred until the end of fiscal 1995. This deferred portion of the Award will be paid to the Participant within 30 days of the end of fiscal 1995, provided that the Participant is still an Employee of URS Consultants or one of its Affiliates at Year-end 1995, except for death, permanent disability, or retirement. A Participant whose employment with the Company or an Affiliate is terminated prior to the end of fiscal 1994 for any other reason forfeits the deferred portion of the Award.

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

     III.3  TERMINATION

     If Termination of a Designated Participant's employment occurs during the Plan Year by reason of death, permanent disability, or retirement, the Designated Participant (or the Participant's heirs in the case of death) will be eligible to receive a pro-rata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year. Participants who have earned an Award on this basis will receive payment on the same schedule as other Plan Participants, except that there will be no deferral of Awards in excess of Target. In the event that a Participant terminates for reasons above during Fiscal Year 1994, any deferred Award will be paid within 30 days of Termination.







                                   III-1

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


     III.6  PLAN ADMINISTRATION

     Responsibility for decisions and/or recommendations regarding Plan administration are divided among the URS Consultants President, the URS Corporation CEO, and the Compensation Committee of the URS Corporation Board of Directors.
     Section III.7 outlines the levels of responsibility and authority assigned to each.

     Notwithstanding the above, the Committee retains final authority regarding all aspects of Plan administration, and the resolution of any disputes. The Committee may, without notice, amend, suspend or revoke the Plan.








                                   III-2

     III.7 INCENTIVE PLAN GOVERNANCE



                                             URS       Compensation
       Area of Administration                CEO         Committee
       ----------------------              -------     -------------
     Overall Plan Design                      R              A

     Determination of Performance
       Objectives                             R              A

     Designated Participants                  R              A

     ----------------------------------------------------------------

     Individual Target Awards                 R              A

     Target funding for Non-
      Designated Participants                 R              A

     ----------------------------------------------------------------

     Certification of actual
       performance against Objectives         R              A

     Awards to Designated
       Participants                           R              A

     Awards to Non-designated
       Participants                           R              A

     ----------------------------------------------------------------

     Amendment, suspension, or
       termination of the Plan                R              A

     Adjustments due to extraordinary
       events                                 R              A




                   KEY:  R = Authority      A = Authority
                              to Recommend       to Approve







                                   III-3

     III.8  ASSIGNMENT OF EMPLOYEE RIGHTS

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


     III.9  WITHHOLDING TAX

     URS Consultants will deduct from all Awards paid under the Plan any taxes required by law to be withheld.


     III.10  EFFECTIVE DATE

     The Plan is effective as of November 1, 1993, and shall remain in effect for the Fiscal Year ending October 31, 1994 unless otherwise terminated or extended by the Committee.


     III.11  VALIDITY

     In the event any provision of the Plan is held invalid, void, or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provision of the Plan.


     III.12  APPLICABLE LAW

     The Plan shall be governed by and construed in accordance with the laws of the State of California.




                                   III-4

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

     "Discretionary Bonus Pool" or "Discretionary Pool" is the total amount available to be distributed if URS Consultants contribution does not reach or exceed $8,250,000 (75% of the
     Performance Objective).               ----------

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

     "Parent Company" refers to URS Corporation.

     "Performance Objectives" or "Objectives" refers to the pre-established financial goals upon which overall URS Consultants and economic unit (i.e., URS Consultants, a region of URS
     Consultants, or an office of URS Consultants) performance will be assessed.

     "Plan" refers to the URS Consultants Inc. 1994 Incentive
     Compensation Plan, as described in this document. Any incentives for future years will be covered by subsequent plan documents.

     "Plan Year" or "Year" refers to the twelve months beginning
     November 1, 1993, and ending October 31, 1994, over which performance is measured under this Plan.

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

                       V.  EXAMPLES OF PLAN OPERATION

                   EXAMPLE OF WEIGHTING CALCULATION <F1>



     The Target Bonus Pool will be weighted based on the aggregate weightings of the individual Performance Objectives for the Designated Participants in the Plan. The following example illustrates the weighting calculation:



            Target Bonus Pool =                     $1,383,000


            Portion of Target Pool
            determined by:

            Contribution (71%)                        $981,000

            DSO Performance (17%)                     $236,000

            New Sales (12%)                           $166,000


     [FN]
     <F1>  Weightings may be subject to change based on the Plan measures of the Designated Participants at the end of the Plan
     Year.

     EXAMPLE OF ACTUAL BONUS POOL CALCULATION



     The following example illustrates the weighting of the Performance Objectives and calculates the Actual Bonus Pool:

     Hypothetical assumptions:
     -   Target Bonus Pool =                        $1,383,000


      URSC 1994 Performance            Objective       Actual
     ----------------------              ---------       ------

     -   Contribution                   $11,000        $13,200


     -   DSO Performance                94 Days        93 Days

     -   New Sales                     $179,400       $170,000


     Weighting:
     -   Contribution portion of Target Pool =        $981,000
     -   DSO portion of Target Pool =                 $236,000
     -   New Sales portion of Target Pool =           $166,000

     Interpolation:
     -   Contribution Performance =                     180.0%
     -   DSO Performance =                              120.0%
     -   New Sales Performance =                         85.0%

     Actual Bonus Pool =                            $2,190,000

         ($981,000 * 180.0%) + ($236,000 * 120.0%) +
         ($166,000 *  85.0%)

     EXAMPLE OF ACTUAL AWARD ADJUSTMENT


     The following example illustrates the Actual Award adjustment that occurs if the sum of the individual Actual Awards is greater than the Actual Bonus Pool:

     Hypothetical assumptions:

     -   Target Bonus Pool =                        $1,383,000

     -   Actual Bonus Pool =                        $2,190,000

     -   Sum of individual Actual Awards
            (as calculated) =                       $2,400,000

     -   Actual Awards (as calculated)
         -  Participant A =                            $15,750
         -  Participant B =                            $30,000


     Pro-rata reduction factor =

         ($2,190,000 / $2,400,000) =                      .912

     Individual Awards (after reduction)
     -   Participant A =
         ($15,750 * .912) =                            $14,364

     -   Participant B =
         ($30,000 * .912) =                            $27,360

                              EXHIBIT 10.12(a)


                     AMENDMENT TO EMPLOYMENT AGREEMENT

               THIS AMENDMENT TO EMPLOYMENT AGREEMENT entered into as of October 11, 1994, by and between IRWIN L. ROSENSTEIN (the
     "Employee") and URS CONSULTANTS, INC., a Delaware corporation (the "Company"):


                            W I T N E S S E T H:


               Whereas, the Employee and the Company entered into an Employment Agreement as of August 1, 1991 (the "Employment
     Agreement"); and

               Whereas, the Employee and the Company wish to amend the Employment Agreement at this time;

               N O W, T H E R E F O R E, the parties agree that
     Section 8(d) of the Employment Agreement shall be amended in its entirety to read as follows:

                    (d) AMOUNT. The amount of the Severance Payment shall be equal to 200 percent of the Employee's annual rate of Base Compensation, as in effect on the date of employment termination.

               IN WITNESS WHEREOF, this Amendment has been executed by the Employee and on behalf of the Company by its duly authorized officer, as of the day and year first above written.




                                       /s/Irwin L. Rosenstein
                                ------------------------------------
                                               Employee


                                URS CONSULTANTS, INC., a Delaware
                                corporation



                                By      /s/Kent P. Ainsworth
                                   --------------------------------
                                           Kent P. Ainsworth
                                Title:  Chief Financial Officer and
                                        Secretary

                                   EXHIBIT 10.15(a)


                      AMENDMENT TO EMPLOYMENT AGREEMENT

               THIS AMENDMENT TO EMPLOYMENT AGREEMENT entered into as of October 11, 1994, by and between MARTIN S. TANZER (the
       "Employee") and URS CONSULTANTS, INC., a Delaware corporation (the "Company"):


                             W I T N E S S E T H:


               Whereas, the Employee and the Company entered into an Employment Agreement as of August 1, 1991 (the "Employment
       Agreement"); and

               Whereas, the Employee and the Company wish to amend the Employment Agreement at this time;

               N O W, T H E R E F O R E, the parties agree that
       Section 8(d) of the Employment Agreement shall be amended in its entirety to read as follows:

                    (d) AMOUNT. The amount of the Severance Payment shall be equal to 200 percent of the Employee's annual rate of Base Compensation, as in effect on the date of employment termination.

               IN WITNESS WHEREOF, this Amendment has been executed by the Employee and on behalf of the Company by its duly authorized officer, as of the day and year first above written.




                                       /s/Martin S. Tanzer
                                ------------------------------------
                                               Employee


                                URS CONSULTANTS, INC., a Delaware
                                corporation



                                By      /s/Kent P. Ainsworth
                                   --------------------------------
                                           Kent P. Ainsworth
                                Title:  Chief Financial Officer and
                                        Secretary

                                EXHIBIT 10.35

                          INDEMNIFICATION AGREEMENT


               This INDEMNIFICATION AGREEMENT (the "Agreement") is made and entered into as of March 22, 1994, between URS
       Corporation, a Delaware corporation (the "Company"), and
       Admiral S. Robert Foley, Jr., U.S.N. (ret.) (the "Indemnitee").

               WHEREAS, it is essential that the Company retain and attract as directors and executive officers the most capable persons available;

               WHEREAS, Indemnitee is a director of the Company;

               WHEREAS, both the Company and Indemnitee recognize the significant risk of litigation and other claims being asserted against directors and executive officers of public companies in today's environment;

               WHEREAS, basic protection against undue risk of personal liability of directors and executive officers heretofore has been provided through insurance coverage providing reasonable protection at reasonable costs, and Indemnitee has relied on the availability of such coverage; but there are no assurances that the Company will be able to continue to obtain such insurance on terms providing reasonable protection at reasonable cost;

               WHEREAS, the By-Laws of the Company (the "By-Laws") require the Company to indemnify directors, officers and certain other persons to the full extent permitted by law and the Indemnitee has been serving and continues to serve as a director and executive officer of the Company in part in reliance on the By-Laws; and

               WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continued service to the Company in an effective manner, the uncertainty of maintaining satisfactory director and officer liability insurance coverage, and Indemnitee's reliance on the By-Laws, and in part to provide Indemnitee with specific contractual assurance that the protection promised by the By-Laws will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the By-Laws or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continued coverage of Indemnitee under the Company's directors' and officers' liability insurance policies;

               NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

               1.   Certain Definitions.
                    -------------------
                    (a) Change in Control: shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 20% or more of the total voting power represented by the Company's then outstanding Voting Securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the Voting Securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least 80% of the total voting power represented by the Voting Securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of (in one transaction or a series of transactions) all or substantially all of the Company's assets.

                    (b) Claim: any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether instituted by the Company or any other party, that Indemnitee in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal, administrative, investigative or other.

                    (c) Expenses: include attorneys' fees and all other costs, expenses and obligations paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

                    (d) Indemnifiable Event: any event or occurrence related to the fact that Indemnitee is or was a director, officer, employee, agent or fiduciary of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, agent, partnership committee member or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, or by reason of anything done or not done by Indemnitee in any such capacity.

                    (e) Independent Legal Counsel: an attorney or firm of attorneys, selected in accordance with the provisions of Section 3 hereof, who shall not have otherwise performed services for the Company or Indemnitee within the last five years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar indemnity agreements).

                    (f) Potential Change in Control: shall be deemed to have occurred if (i) the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control; (ii) any person (including the Company) publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 9.5% or more of the combined voting power of the Company's then outstanding Voting Securities, increases his beneficial ownership of such securities by five percentage points (5%) or more over the percentage so owned by such person; or (iv) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in Control has occurred.

                    (g) Reviewing Party: any appropriate person or body consisting of a member or members of the Company's Board of Directors or any other person or body appointed by the Board who is not a party to the particular Claim for which Indemnitee is seeking indemnification, or Independent Legal Counsel.

                    (h) Voting Securities: any securities of the Company which vote generally in the election of directors.

               2.   Basic Indemnification Arrangement.
                    ---------------------------------
                    (a) In the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Claim by reason of (or arising in part out of) an Indemnifiable Event, the Company shall indemnify Indemnitee to the fullest extent permitted by law as soon as practicable but in any event no later than thirty (30) days after written demand is presented to the Company, against any and all Expenses, judgments, fines, penalties and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses, judgments, fines, penalties or amounts paid in settlement) of such Claim. If so requested by Indemnitee, the Company shall advance (within ten (10) business days of such request) any and all Expenses to Indemnitee (an "Expense Advance"). Notwithstanding anything in this Agreement to the contrary, Indemnitee shall not be entitled to indemnification pursuant to this Agreement in connection with (i) liability under
       Section 16(b) of the Act or under federal or state securities laws for "insider trading", (ii) conduct finally adjudged as constituting active or deliberate dishonesty or willful fraud or illegality, or (iii) conduct finally adjudged as producing an unlawful personal benefit. Notwithstanding anything in this Agreement to the contrary, prior to a Change in Control, Indemnitee shall not be entitled to indemnification pursuant to this Agreement in connection with any Claim initiated by Indemnitee unless the Board of Directors has authorized or consented to the initiation of such Claim.

                    (b)  Notwithstanding the foregoing, (i) the
       obligations of the Company under Section 2(a) hereof shall be subject to the condition that the Reviewing Party shall not have determined (in a written opinion, in any case in which the

       Independent Legal Counsel referred to in Section 3 hereof is involved) that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an Expense Advance pursuant to Section 2(a) hereof shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee (who hereby agrees to reimburse the Company) for all such amounts theretofore paid; PROVIDED, HOWEVER, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed). If there has not been a Change in Control, the Reviewing Party shall be selected by the Board of Directors, and if there has been such a Change in Control (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control), the Reviewing Party shall be the Independent Legal Counsel referred to in Section 3 hereof. If there has been no determination by the Reviewing Party within thirty days (30) after written demand for indemnification has been made under Section 2(a) hereof or if the Reviewing Party determines that Indemnitee substantively would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation in any court in the State of California or the State of Delaware having subject matter jurisdiction thereof and in which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consents to service of process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and Indemnitee.

               3.   Change in Control.
                    -----------------
               If there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of

       Indemnitee to indemnity payments and Expense Advances under the By-Laws, this Agreement or any other agreement or Company By-Law now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company shall pay the reasonable fees of the Independent Legal Counsel referred to above and fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

               4.   Establishment of Trust.
                    ----------------------
               In the event of a Potential Change in Control, the Company shall, upon written request by Indemnitee, create a trust for the benefit of Indemnitee and from time to time upon written request of Indemnitee shall fund such trust in an amount sufficient to satisfy any and all Expenses reasonably anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any Claim relating to an Indemnifiable Event, and any and all judgments, fines, penalties and settlement amounts of any and all Claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid; PROVIDED that in no event shall more than $100,000 be required to be deposited in any trust created hereunder in excess of amounts deposited in respect of reasonably anticipated Expenses. The amount or amounts to be deposited in the trust pursuant to the foregoing funding obligation shall be determined by the Reviewing Party. The terms of the trust shall provide that (i) the trust shall be irrevocable, (ii) the trustee shall advance, within two (2) business days of a request by the Indemnitee, any and all Expenses to the Indemnitee (and the Indemnitee hereby agrees to reimburse the trust under the circumstances under which the Indemnitee would be required to reimburse the Company under Section 2(b) hereof,
       (iii) the trust shall continue to be funded by the Company in accordance with the funding obligation set forth above,
       (iv) the trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise, and (v) upon a final determination by the Reviewing Party or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement, all unexpended funds in such trust shall be returned to the Company. The trustee shall be chosen by Indemnitee. Notwithstanding anything in this Agreement to the contrary, other than to the extent of the amount of funds in the trust corpus, the Company shall have no obligation to indemnify Indemnitee under this Agreement.

               5.   Indemnification for Additional Expenses.
                    ---------------------------------------
               The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within five (5) business days of such request) advance such expenses to Indemnitee which are incurred by Indemnitee in connection with any action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement, the By-Laws or any other agreement or Company By-Law now or hereafter in effect relating to Claims for Indemnifiable Events and/or
       (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

               6.   Partial Indemnity, Etc.
                    -----------------------
               If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

               7.   Burden of Proof.
                    ---------------
               In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

               8.   No Presumptions.
                    ---------------
               For purposes of this Agreement, the termination of any claim, action, suit or proceeding by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

               9.   Nonexclusivity, Etc.
                    --------------------
               The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the By-Laws or the Delaware General Corporation Law (the "Law") or otherwise. To the extent that a change in the Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the By-Laws and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

               10.  Liability Insurance.
                    -------------------
               To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

               11.  Period of Limitations.
                    ---------------------
               No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two (2) years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; PROVIDED, HOWEVER, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

               12.  Amendments, Etc.
                    ---------------
               No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

               13.  Subrogation.
                    -----------
               In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

               14.  No Duplication of Payments.
                    --------------------------
               The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Company By-Laws or otherwise) of the amounts otherwise indemnifiable hereunder.

               15.  Binding Effect, Etc.
                    --------------------
               This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

               16.  Severability.
                    ------------
               The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

               17.  Governing Law.
                    -------------
               This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                              URS CORPORATION


                              By: /s/ Martin M. Koffel
                                  ------------------------------------
                                  Martin M. Koffel
                                  Chairman and Chief Executive Officer


                              INDEMNITEE


                              /s/ Admiral S. Robert Foley, Jr.,
                                  U.S.N. (ret.)
                              ----------------------------------------
                              Admiral S. Robert Foley, Jr., U.S.N.
                              (ret.)

                                EXHIBIT 10.36

                          INDEMNIFICATION AGREEMENT


                 This INDEMNIFICATION AGREEMENT (the "Agreement") is made and entered into as of March 22, 1994, between URS
       Corporation, a Delaware corporation (the "Company"), and Armen Der Marderosian (the "Indemnitee").

                 WHEREAS, it is essential that the Company retain and attract as directors and executive officers the most capable persons available;

                 WHEREAS, Indemnitee is a director of the Company;

                 WHEREAS, both the Company and Indemnitee recognize the significant risk of litigation and other claims being asserted against directors and executive officers of public companies in today's environment;

                 WHEREAS, basic protection against undue risk of personal liability of directors and executive officers heretofore has been provided through insurance coverage providing reasonable protection at reasonable costs, and Indemnitee has relied on the availability of such coverage; but there are no assurances that the Company will be able to continue to obtain such insurance on terms providing reasonable protection at reasonable cost;

                 WHEREAS, the By-Laws of the Company (the "By-Laws") require the Company to indemnify directors, officers and certain other persons to the full extent permitted by law and the Indemnitee has been serving and continues to serve as a director and executive officer of the Company in part in reliance on the By-Laws; and

                 WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continued service to the Company in an effective manner, the uncertainty of maintaining satisfactory director and officer liability insurance coverage, and Indemnitee's reliance on the By-Laws, and in part to provide Indemnitee with specific contractual assurance that the protection promised by the By-Laws will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the By-Laws or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this

       Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continued coverage of Indemnitee under the Company's directors' and officers' liability insurance policies;

                 NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

                 1.   Certain Definitions.
                      -------------------
                      (a) Change in Control: shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 20% or more of the total voting power represented by the Company's then outstanding Voting Securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the Voting Securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least 80% of the total voting power represented by the Voting Securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of (in one transaction or a series of transactions) all or substantially all of the Company's assets.

                      (b)  Claim:  any threatened, pending or
       completed action, suit or proceeding, or any inquiry or investigation, whether instituted by the Company or any other party, that Indemnitee in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal, administrative, investigative or other.

                      (c) Expenses: include attorneys' fees and all other costs, expenses and obligations paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

                      (d)  Indemnifiable Event:  any event or
       occurrence related to the fact that Indemnitee is or was a director, officer, employee, agent or fiduciary of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, agent, partnership committee member or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, or by reason of anything done or not done by Indemnitee in any such capacity.

                      (e) Independent Legal Counsel: an attorney or firm of attorneys, selected in accordance with the provisions of Section 3 hereof, who shall not have otherwise performed services for the Company or Indemnitee within the last five years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar indemnity agreements).

                      (f)  Potential Change in Control:  shall be
       deemed to have occurred if (i) the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control; (ii) any person (including the Company) publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 9.5% or more of the combined voting power of the Company's then outstanding Voting Securities, increases his beneficial ownership of such securities by five percentage points (5%) or more over the percentage so owned by such person; or (iv) the

       Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in Control has occurred.

                      (g) Reviewing Party: any appropriate person or body consisting of a member or members of the Company's Board of Directors or any other person or body appointed by the Board who is not a party to the particular Claim for which Indemnitee is seeking indemnification, or Independent Legal Counsel.

                      (h) Voting Securities: any securities of the Company which vote generally in the election of directors.

                 2.   Basic Indemnification Arrangement.
                      ---------------------------------
                      (a) In the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Claim by reason of (or arising in part out of) an Indemnifiable Event, the Company shall indemnify Indemnitee to the fullest extent permitted by law as soon as practicable but in any event no later than thirty (30) days after written demand is presented to the Company, against any and all Expenses, judgments, fines, penalties and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses, judgments, fines, penalties or amounts paid in settlement) of such Claim. If so requested by Indemnitee, the Company shall advance (within ten (10) business days of such request) any and all Expenses to Indemnitee (an "Expense Advance"). Notwithstanding anything in this Agreement to the contrary, Indemnitee shall not be entitled to indemnification pursuant to this Agreement in connection with (i) liability under
       Section 16(b) of the Act or under federal or state securities laws for "insider trading", (ii) conduct finally adjudged as constituting active or deliberate dishonesty or willful fraud or illegality, or (iii) conduct finally adjudged as producing an unlawful personal benefit. Notwithstanding anything in this Agreement to the contrary, prior to a Change in Control, Indemnitee shall not be entitled to indemnification pursuant to this Agreement in connection with any Claim initiated by Indemnitee unless the Board of Directors has authorized or consented to the initiation of such Claim.

                      (b)  Notwithstanding the foregoing, (i) the
       obligations of the Company under Section 2(a) hereof shall be subject to the condition that the Reviewing Party shall not have determined (in a written opinion, in any case in which the Independent Legal Counsel referred to in Section 3 hereof is involved) that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an Expense Advance pursuant to Section 2(a) hereof shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee (who hereby agrees to reimburse the Company) for all such amounts theretofore paid; PROVIDED, HOWEVER, that if Indemnitee has commenced or thereafter commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed). If there has not been a Change in Control, the Reviewing Party shall be selected by the Board of Directors, and if there has been such a Change in Control (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control), the Reviewing Party shall be the Independent Legal Counsel referred to in Section 3 hereof. If there has been no determination by the Reviewing Party within thirty days (30) after written demand for indemnification has been made under Section 2(a) hereof or if the Reviewing Party determines that Indemnitee substantively would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation in any court in the State of California or the State of Delaware having subject matter jurisdiction thereof and in which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, including the legal or factual bases therefor, and the Company hereby consents to service of process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and Indemnitee.

                 3.   Change in Control.
                      -----------------
                 If there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company's Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and Expense Advances under the By-Laws, this Agreement or any other agreement or Company

       By-Law now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from Independent Legal Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company shall pay the reasonable fees of the Independent Legal Counsel referred to above and fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

                 4.   Establishment of Trust.
                      ----------------------
                 In the event of a Potential Change in Control, the Company shall, upon written request by Indemnitee, create a trust for the benefit of Indemnitee and from time to time upon written request of Indemnitee shall fund such trust in an amount sufficient to satisfy any and all Expenses reasonably anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any Claim relating to an Indemnifiable Event, and any and all judgments, fines, penalties and settlement amounts of any and all Claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid; PROVIDED that in no event shall more than $100,000 be required to be deposited in any trust created hereunder in excess of amounts deposited in respect of reasonably anticipated Expenses. The amount or amounts to be deposited in the trust pursuant to the foregoing funding obligation shall be determined by the Reviewing Party. The terms of the trust shall provide that (i) the trust shall be irrevocable, (ii) the trustee shall advance, within two (2) business days of a request by the Indemnitee, any and all Expenses to the Indemnitee (and the Indemnitee hereby agrees to reimburse the trust under the circumstances under which the Indemnitee would be required to reimburse the Company under Section 2(b) hereof,
       (iii) the trust shall continue to be funded by the Company in accordance with the funding obligation set forth above,
       (iv) the trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise, and (v) upon a final determination by the Reviewing Party or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement, all unexpended funds in such trust shall be returned to the Company. The trustee shall be chosen by Indemnitee.

       Notwithstanding anything in this Agreement to the contrary, other than to the extent of the amount of funds in the trust corpus, the Company shall have no obligation to indemnify
       Indemnitee under this Agreement.

                 5.   Indemnification for Additional Expenses.
                      ---------------------------------------
                 The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within five (5) business days of such request) advance such expenses to Indemnitee which are incurred by Indemnitee in connection with any action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement, the By-Laws or any other agreement or Company By-Law now or hereafter in effect relating to Claims for Indemnifiable Events and/or
       (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

                 6.   Partial Indemnity, Etc.
                      -----------------------
                 If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

                 7.   Burden of Proof.
                      ---------------
                 In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

                 8.   No Presumptions.
                      ---------------
                 For purposes of this Agreement, the termination of any claim, action, suit or proceeding by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law shall be a defense to Indemnitee's claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief.

                 9.   Nonexclusivity, Etc.
                      --------------------
                 The rights of the Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the By-Laws or the Delaware General Corporation Law (the "Law") or otherwise. To the extent that a change in the Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the By-Laws and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such change.

                 10.  Liability Insurance.
                      -------------------
                 To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

                 11.  Period of Limitations.
                      ---------------------
                 No legal action shall be brought and no cause of action shall be asserted by or in the right of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two
       (2) years from the date of accrual of such cause of action, and any claim or cause of action of the Company shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; PROVIDED, HOWEVER, that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

                 12.  Amendments, Etc.
                      ----------------
                 No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

                 13.  Subrogation.
                      -----------
                 In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

                 14.  No Duplication of Payments.
                      --------------------------
                 The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Company By-Laws or otherwise) of the amounts otherwise indemnifiable hereunder.

                 15.  Binding Effect, Etc.
                      --------------------
                 This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

                 16.  Severability.
                      ------------
                 The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable in any respect, and the validity and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired and shall remain enforceable to the fullest extent permitted by law.

                 17.  Governing Law.
                      -------------
                 This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to the principles of conflicts of laws.

                 IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                              URS CORPORATION


                              By: /s/ Martin M. Koffel
                                  ------------------------------------
                                  Martin M. Koffel
                                  Chairman and Chief Executive Officer


                              INDEMNITEE


                              /s/ Armen Der Marderosian
                              ----------------------------------------
                                Armen Der Marderosian

                                 EXHIBIT 23.1


                      CONSENT OF INDEPENDENT ACCOUNTANTS




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

            Form S-8 (File No. 2-63576) for 41,825 common shares
            related to the 1979 Stock Option Plan filed February 8,
            1980

            Form S-8 (File No. 2-99410) for 50,000 common shares related to the 1985 Employee Stock Purchase Plan filed August 1, 1985

            Form S-8 (File No. 33-42192) for 261,177 common shares related to the 1985 Employee Stock Purchase Plan filed August 31, 1991

            Form S-8 (File No. 33-41047) for 1,000,000 common shares related to the 1979 Stock Incentive Plan filed June 7, 1991

            Form S-8 (File No. 33-61230) for 500,000 common shares related to the 1991 Stock Incentive Plan filed April 1, 1993 of our report dated December 15, 1994, on our audits of the consolidated financial statements of URS Corporation and its subsidiaries as of October 31, 1994 and 1993, and for the years ended October 31, 1994, 1993 and 1992, which report is included in this Annual Report on Form 10-K.







                                          COOPERS & LYBRAND L.L.P.



       San Francisco, California
       January 5, 1995

                                EXHIBIT 24.1


                              POWER OF ATTORNEY

                 Each person whose signature appears below hereby constitutes and appoints any one of MARTIN M. KOFFEL and KENT P. AINSWORTH, each with full power to act without the other, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on SEC Form 10-K for fiscal year 1994 of URS Corporation, and any or all amendments thereto, and to file the same with all the exhibits thereto, and other documents in connection therewith,, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all extents and purposes as he might or could do in person, thereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                 This Power of Attorney may be executed in separate counterparts.

       Date:  December 21, 1994.


        /s/ Richard C. Blum            /s/ William D. Walsh
       ------------------------------  -------------------------------
       Richard C. Blum, Director       William D. Walsh, Director


       /s/ Emmet J. Cashin, Jr.        /s/ Irwin L. Rosenstein
       ------------------------------  -------------------------------
       Emmet J. Cashin, Jr., Director  Irwin L. Rosenstein, Director


       /s/ Richard Q. Praeger          /s/ Armen Der Marderosian
       ------------------------------  -------------------------------
       Richard Q. Praeger, Director    Armen Der Marderosian, Director


       /s/ Martin M. Koffel            /s/ Richard B. Madden
       ------------------------------  -------------------------------
       Martin M. Koffel, Director      Richard B. Madden, Director


       /s/ S. Robert Foley, Jr.
       ------------------------------
       S. Robert Foley, Jr., Director