Form 10-Q
period 1995-01-31
URS CORP /NEW/
filed 1995-03-17
CIK 102379

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended January 31, 1995
                                                   ----------------
                                          OR

          (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____________ to
                    ____________

                            Commission file number 1-7567
                                                   ------

                                   URS CORPORATION
              ---------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                        Delaware                          94-1381538
               ---------------------------             -----------------
               (State or other jurisdiction             (I.R.S. Employer
                    of incorporation)                  Identification No.)

               100 California Street, Suite 500
               San Francisco, California                    94111-4529
               --------------------------------            ------------
               (Address of principal executive offices)     (Zip Code)

          Registrant's telephone number, including area code:  415-774-2700

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes  X    No
                                                         ----      ----

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class               Outstanding at February 15, 1995
          ----------------------------    --------------------------------
          Common stock, $.01 par value                7,025,886

     URS CORPORATION AND SUBSIDIARIES


     PART I.   FINANCIAL INFORMATION:

               In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Net earnings per share computations have been calculated employing a methodology consistent with that disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994. The results of operations for the quarterly period ended January 31, 1995 are not necessarily indicative of the operating results for the full year.


     Item 1.   Financial Statements (unaudited)

                 Consolidated Balance Sheets

                    January 31, 1995 and October 31, 1994  . . . . . . . .  3

                 Consolidated Statements of Operations

                    Three months and ended January 31, 1995 and 1994 . . .  4

                 Consolidated Statements of Cash Flows

                    Three months ended January 31, 1995 and 1994 . . . . .  5

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . .  6

     PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  8

                           PART I    FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS

             URS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share data)

                                                       January 31,  October 31,
                                                         1995          1994
                     ASSETS                              ----          ----
                                                             (unaudited)
     Current assets:
      Cash                                              $ 4,262      $ 9,457
      Accounts receivable, less allowance for
        doubtful accounts of $625 and $495               29,327       30,132
      Costs and accrued earnings in excess of
        billings on contracts in process, less
        allowances for losses of $714 and $646           16,616       13,747
      Prepaid expenses and other                          1,798          929
                                                         ------       ------
        Total current assets                             52,003       54,265

     Property and equipment at cost, net                  5,625        5,469
     Goodwill, net                                        8,254        4,787
     Other assets                                           878          693
                                                         ------       ------
                                                        $66,760      $65,214
                                                         ======       ======
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
      Accounts payable                                  $ 7,966      $ 9,440
      Accrued salaries and wages                          5,220        5,700
      Accrued expenses                                    7,867        5,451
                                                         ------       ------
       Total current liabilities                         21,053       20,591

     Long-term debt, including related parties            9,404        9,270
     Deferred compensation and other                      1,517        1,380
                                                         ------       ------
       Total liabilities                                 31,974       31,241
                                                         ------       ------
     Shareholders' equity:
      Common shares, par value $.01; authorized
        20,000 shares; issued 7,029 and 6,989 shares         77           71
      Treasury stock                                       (177)         (59)
      Additional paid-in capital                         30,449       30,261
      Retained earnings since February 21, 1990,
        date of quasi-reorganization                      4,437        3,700
                                                         ------       ------
      Total shareholders' equity                         34,786       33,973
                                                         ------       ------
                                                        $66,760      $65,214
                                                         ======       ======

                           URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)

                                                        Three months ended
                                                        January 31,
                                                   1995            1994
                                                   ----            ----
                                                       (unaudited)

     Revenues                                     $40,307         $36,756
                                                   ------          ------
     Expenses:
         Direct operating                          24,429          22,828
         Indirect, general and
           administrative                          14,522          12,878
         Interest expense, net                        323             329
                                                   ------          ------
                                                   39,274          36,035
                                                   ------          ------
     Income before taxes                            1,033             721

     Income tax expense                               233              70
                                                   ------          ------
     Net income                                   $   800         $   651
                                                   ======          ======
     Net income per share:

         Primary                                  $   .11         $   .10
                                                   ======          ======
         Fully diluted                            $   .11         $   .09
                                                   ======          ======

                           URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                                           Three Months Ended
                                                               January 31,
                                                             1995        1994
                                                             ----        ----
                                                                (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                         $   800     $   651
                                                             ------      ------
         Adjustments to reconcile net income to net cash (used) by operating activities:

         Depreciation and amortization                          661         547
         Changes in current assets and liabilities net of
           effects from business acquisition
             Increase in accounts receivable and costs
              and accrued earnings in excess of billings
              on contracts in process                          (988)     (2,226)
             (Increase) decrease in prepaid expenses           (830)         38
             Decrease in accounts payable, accrued
               salaries and wages and accrued expenses         (842)     (2,418)
         Other, net                                             (34)        (44)
                                                             ------      ------
         Total adjustments                                   (2,033)     (4,103)
                                                             ------      ------
         Net cash (used) by operating activities             (1,233)     (3,452)
                                                             ------      ------
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Payment for business acquisition                    (3,596)        -
         Capital expenditures                                  (340)       (261)
                                                             ------      ------
         Net cash (used) by investing activities             (3,936)       (261)
                                                             ------      ------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Repurchase of common shares                             (118)        -
       Proceeds from exercise of stock options                   92         -
       Other                                                     -        1,000
                                                             ------      ------
         Net cash provided (used) by financing activities       (26)      1,000
                                                             ------      ------
         Net decrease in cash                                (5,195)     (2,713)
         Cash at beginning of period                          9,457       6,628
                                                             ------      ------
         Cash at end of period                              $ 4,262     $ 3,915
                                                             ======      ======
     Supplemental cash flow information:
         Interest paid                                      $   347     $   404
         Taxes paid                                              72          19
                                                             ------      ------
                                                            $   419     $   423
                                                             ======      ======

     Supplemental schedule of noncash investing and
       financing activities:
         The Company purchased all of the capital stock of a complementary business for $3,596,000.
         In conjunction with the acquisition, liabilities were assumed as follows:

            Fair value of assets acquired                   $ 4,952     $   -
           Cash paid for the capital stock                   (3,596)        -
                                                             ------      ------
             Liabilities assumed                            $ 1,356     $   -
                                                             ======      ======


                           URS CORPORATION AND SUBSIDIARIES


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

               The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis (MD&A) should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on
     Form 10-K for the fiscal year ended October 31, 1994 which was previously filed with the Securities and Exchange Commission.

     Results of Operations
     ---------------------
               The Company's revenues were $40,307,000 for the first quarter ended January 31, 1995, an increase of $3,551,000 or 10% over the amount reported for the same period last year. The growth in revenue is generally attributable to an increase in demand for the Company's services. Also, revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6, 7 & 8 contracts, increased in the first quarter of 1995 to $10,790,397 from $8,055,000 in the first quarter of 1994. The increase in revenues from these contracts is due to a rise in the level of work assignments currently being executed.

               Direct operating expenses for the quarter ended January 31, 1995, which consist of direct labor and other direct expenses, including subcontractor costs, increased $1,601,000, a 7% increase over the amount reported for the same period last year. This increase is due to increases in business volume and in subcontractor and direct labor costs.

               Indirect general and administrative expenses for the quarter ended January 31, 1995 increased $1,644,000, or 13% over the amount reported for the same period last year as a result of an increase in business volume.

               The Company earned $1,033,000 before income taxes for the first quarter ended January 31, 1995 compared to $721,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss ("NOL") carryforwards which off-set otherwise taxable income. For state income tax purposes, net operating loss carryforwards are not necessarily available to offset income subject to tax. Accord-ingly, the Company's effective income tax rate for the quarter ended January 31, 1995 was approximately 23%. This effective income tax rate is based on the Company's estimate that it is going to use a significant portion of the unlimited NOL available to it in fiscal year 1995.

               The Company reported net income of $800,000, or $.11 per share for the first quarter ended January 31, 1995, compared with $651,000, or $.09 per share for the same period last year.

          The Company's backlog at January 31, 1995 was $165,663,00, as compared to $159,100,000 at October 31, 1994.

     Liquidity and Capital Resources
     -------------------------------
               At January 31, 1995, the Company had working capital of $30,950,000, a decrease of $2,724,000 from October 31, 1994. On January 4,
     1995, the Company acquired E.C. Driver and Associates in Florida for a cash price of $3,596,000. The Company also had $9,800,000 in available borrowing capacity under its bank line of credit. It did not borrow on this line during the first quarter ended January 31, 1995.

               The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations and its capital needs for fiscal 1995.

                                       PART II

                                  OTHER INFORMATION



     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   Exhibit 27, Financial Data Schedule.

              (b) No reports on Form 8-K were filed during the quarter ended January 31, 1995.




                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated March 17, 1995


     URS CORPORATION



     /s/ Kent P. Ainsworth
     ------------------------------
     Kent P. Ainsworth
     Vice President and
     Chief Financial Officer
     (Principal Accounting Officer)