Form 10-Q
period 1995-04-30
URS CORP /NEW/
filed 1995-06-14
CIK 102379

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1995
                                              --------------
                                          OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                         Commission file number 1-7567
                                                ------

                                   URS CORPORATION
              ---------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                          Delaware                     94-1381538
               -----------------------------      --------------------
               (State or other jurisdiction        (I.R.S. Employer
                   of incorporation)               Identification No.)


               100 California Street, Suite 500
               San Francisco, California                  94111-4529
               ---------------------------------          ----------
               (Address of principal executive offices)    (Zip Code)

          Registrant's telephone number, including area code:  415-774-2700
                                                               ------------
               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X    No
                                     ---      ---
               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                  Outstanding at May 26, 1995
          -----------------------------      ---------------------------
          Common stock, $.01 par value                7,091,033







                               Exhibit Index on Page 10

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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994. The results of operations for the three and six month periods ended April 30, 1995 are not necessarily indicative of the operating results for the full year.


          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets

                     April 30, 1995 and October 31, 1994  . . . . . . .  2

                    Consolidated Statements of Operations

                     Three and six months ended April 30,
                      1995 and 1994 . . . . . . . . . . . . . . . . . .  3

                    Consolidated Statements of Cash Flows

                     Six months ended April 30, 1995 and 1994 . . . . .  4

          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . . . . .  5

          PART II.  OTHER INFORMATION:

          Item 4.   Submission of Matters to a
                     Vote of Security Holders . . . . . . . . . . . . .  7

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .  7

                                        PART I
                                FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS

                           URS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share data)

                                                    April 30,   October 31,
                                                      1995         1994
                                                      ----         ----
                     ASSETS                               (unaudited)
     Current assets:
      Cash                                           $ 4,183     $ 9,457
      Accounts receivable, less allowance for
       doubtful accounts of $482 and $495             32,283      30,132
      Costs and accrued earnings in excess of
       billings on contracts in process, less
       allowances for losses of $853 and $646         12,344      13,747
      Prepaid expenses and other                       1,746         929
        Total current assets                          ------      ------
                                                      50,556      54,265

     Property and equipment at cost, net               5,903       5,469
     Goodwill, net                                     8,091       4,787
     Other assets                                        782         693
                                                      ------      ------
                                                     $65,332     $65,214
                                                      ======      ======
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
      Accounts payable                               $ 6,194     $ 9,440
      Accrued salaries and wages                       4,870       5,700
      Accrued expenses                                 7,448       5,451
       Total current liabilities                      ------      ------
                                                      18,512      20,591

     Long-term debt, including related parties         9,746       9,270
     Deferred compensation and other                   1,017       1,380
                                                      ------      ------
       Total liabilities                              29,275      31,241
                                                      ------      ------
     Shareholders' equity:
      Common shares, par value $.01; authorized
       20,000 shares; issued 7,097 and 7,019
       shares                                             78          71
      Treasury stock                                    (233)        (59)
      Additional paid-in capital                      31,173      30,261
      Retained earnings since February 21, 1990,
       date of quasi-reorganization                    5,039       3,700
                                                      ------      ------
       Total shareholders' equity                     36,057      33,973
                                                      ------      ------
                                                     $65,332     $65,214
                                                      ======      ======

                           URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                  Three months ended      Six months ended
                                      April 30,                April 30,
                                  1995          1994      1995        1994
                                  ----          ----      ----        ----
                                     (unaudited)             (unaudited)

          Revenues               $44,810     $40,520     $85,117     $77,276
                                  ------      ------      ------      ------
          Expenses:

           Direct operating       27,122      24,751      51,551      47,579
           Indirect, general
            and administrative    16,063      14,285      30,585      27,163
           Interest expense, net     347         328         670         657
                                  ------      ------      ------      ------
                                  43,532      39,364      82,806      75,399
                                  ------      ------      ------      ------

          Income before taxes      1,278       1,156       2,311       1,877

          Income tax expense         227         140         460         210
                                  ------      ------      ------      ------
          Net income             $ 1,051     $ 1,016     $ 1,851     $ 1,667
                                  ======      ======      ======      ======

          Net income per share:
           Primary               $   .15     $   .14     $   .26     $   .24
                                  ======      ======      ======      ======
           Fully diluted         $   .15     $   .14     $   .26     $   .23
                                  ======      ======      ======      ======

                           URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)         Six Months Ended
                                                             April 30,
                                                          1995        1994
                                                            (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                        $ 1,851     $ 1,667
                                                         ------      ------
      Adjustment to reconcile net income to net
       cash provided (used) by operating activities:
      Depreciation and amortization                       1,388       1,151
      Changes in current assets and liabilities:
       (Increase) decrease in accounts receivable
       and costs and accrued earnings in excess of
       billings on contracts in process                     328      (2,496)
       Increase in prepaid expenses                        (779)        (93)
       Decrease in accounts payable, accrued
       salaries and wages and accrued expenses           (3,560)     (2,616)
      Decrease in deferred income taxes                    (296)        -
      Other, net                                           (163)         25
                                                         ------      ------
      Total adjustments                                  (3,082)     (4,029)
                                                         ------      ------
       Net cash used by operating activities             (1,231)     (2,362)
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Payment for business acquisition                  (3,596)        -
       Capital expenditures                                (680)       (700)
       Other                                                 43         -
                                                         ------      ------
      Net cash used by investing activities              (4,233)       (700)
     CASH FLOWS FROM FINANCING ACTIVITIES:               ------      ------
      Repurchase of common shares                          (174)        -
      Proceeds from sale of common shares                    99          75
      Proceeds from exercise of stock options               265         -
      Other                                                  -        1,000
                                                         ------      ------
      Net cash provided (used) by financing activities      190       1,075
                                                         ------      ------
      Net decrease in cash                               (5,274)     (1,987)
      Cash at beginning of period                         9,457       6,628
                                                         ------      ------
      Cash at end of period                             $ 4,183     $ 4,641
     SUPPLEMENTAL INFORMATION:                           ======      ======
      Interest paid                                     $   637     $   629
      Taxes paid                                            761          84
     Supplemental schedule of noncash investing and      ------     ------
      financing activities:                             $ 1,398     $   713
       The Company purchased all of the capital stock    ======      ======
       of a complementary business for $3,596,000.  In
       conjunction with the acquisition, liabilities
       were assumed as follows:
        Fair value of assets acquired                   $ 4,952     $   -
        Cash paid for the capital stock                  (3,596)        -
                                                         ------      ------
         Liabilities assumed                            $ 1,356     $   -
                                                         ======      ======
                                         -4-

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

          RESULTS OF OPERATIONS

          Second quarter ended April 30, 1995 vs. April 30, 1994.
          ------------------------------------------------------
               The Company's revenues were $44,810,000 for the second quarter ended April 30, 1995, an increase of $4,290,000 or 11% over the amount reported for the same period last year. The growth in revenue is generally attributable to an increase in demand for the Company's services, on both infrastructure and environmental projects. The revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6,7 & 8 contracts, were $9,503,000 for the quarter ended April 30, 1995, compared to $9,874,000 for the same period last year.

               Direct operating expenses for the quarter ended April 30, 1995, which consist of direct labor and other direct expenses, including subcontractor costs, increased $2,371,000, a 10% increase over the amount reported for the same period last year. This increase is due to increases in subcontractor costs and direct labor costs.

               Indirect, general and administrative expenses for the quarter ended April 30, 1995 increased $1,778,000, or 12% over the amount reported for the same period last year as a result of an increase in business activity.

               The Company earned $1,278,000 before income taxes for the second quarter ended April 30, 1995 compared to $1,156,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards which partially off-set otherwise taxable income. For state income tax purposes, net operating loss carryforwards are not necessarily available to off-set income subject to tax. Accordingly, the Company's effective income tax rate for the quarter ended April 30, 1995 was approximately 18%.

               The Company reported net income of $1,051,000, or $.15 per share for the second quarter ended April 30, 1995, compared with $1,016,000, or $.14 per share for the same period last year.

          Six months ended April 30, 1995 vs. April 30, 1994.
          --------------------------------------------------
               The Company's revenues were $85,117,000 for the six months ended April 30, 1995, an increase of $7,841,000, or 10% over the amount reported for the same period last year. The growth in revenues is attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environ-mental projects. The revenues generated from the Company's three largest indefinite delivery contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $20,293,000 for the six months ended April 30, 1995, compared to $17,929,000 for the same period last year.

               Direct operating expenses for the six months ended April 30, 1995, which consist of direct labor and other direct expenses including subcontractor costs, increased $3,972,000, or 8% over the amount reported in the same period last year. This increase is attributable to the overall increase in the Company's business as compared to the same period last year. Indirect, general and administrative expenses were $30,585,000 for the six months ended April 30, 1995, an increase of $3,422,000, or 13% over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due to an increase in business activity.

               The Company earned $2,311,000 before income taxes for the six months ended April 30, 1995 compared to $1,877,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards to off-set income. For state income tax purposes, such amounts are not necessarily available to off-set income subject to tax. Accordingly, the Company's effective income tax rate for the six months ended April 30, 1995 is approximately 20%.

               The Company reported net income of $1,851,000, or $.26 per share, for the six months ended April 30, 1995, compared with $1,667,000, or $.23 per share for the same period last year.

               The Company's backlog at April 30, 1995 was $175,936,000, as compared to $159,100,000 at October 31, 1994.

          LIQUIDITY AND CAPITAL RESOURCES

               At April 30, 1995, the Company had working capital of $32,044,000, a decrease of $1,630,000 from October 31, 1994. On
          January 4, 1995, the Company acquired E.C. Driver & Associates in Florida for a cash price of $3,596,000. The Company also had $9,800,000 in available borrowing capacity under its bank line of credit as of April 30, 1995. However, on May 12, 1995, the Company entered into a new revolving unsecured credit line with its bank which gives the Company $15,000,000 of borrowing capacity. It did not borrow on the existing line in the six months ended April 30, 1995.

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


                                       PART II

                                  OTHER INFORMATION


          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    At the Company's regularly scheduled annual stockholders meeting, held on March 21, 1995, the stockholders approved the (i) retention of Coopers & Lybrand as the Company's independent auditors for the 1995 fiscal year, with stockholders holding 6,552,332 shares voting in favor, stockholders holding
          0 shares voting against, and stockholders holding 25,230 shares abstaining from voting, and (ii) election of each of the following nominees as directors of the Company by the following vote:

                                                    For          Withheld
                                                    ---          --------
          Richard C. Blum                          6,554,836      22,726
          Emmet J. Cashin Jr.                      6,554,354      23,208
          Martin M. Koffel                         6,556,694      20,868
          Richard B. Madden                        6,555,860      21,702
          Richard Q. Praeger                       6,556,126      21,436
          Irwin L. Rosenstein                      6,557,260      20,302
          Armen Der Marderosian                    6,556,960      20,602
          Adm. S. Robert Foley, Jr., USN (Ret.)    6,557,255      20,307
          William D. Walsh                         6,555,360      22,202


               No stockholders abstained from voting in this election of directors.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         10.1 URS Entities Third Restated Credit Agreement dated May 12, 1995 between Wells Fargo Bank, N.A., URS Corporation and URS Consultants, Inc. FILED HEREWITH.

                         27  Financial Data Schedule.  FILED HEREWITH

                   (b) No reports on Form 8-K were filed during the quarter ended April 30, 1995.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated June 14, 1995

          URS CORPORATION



          /s/ Kent Ainsworth
          ------------------------
          Kent P. Ainsworth
          Vice President and
          Chief Financial Officer
          (Principal Accounting Officer)

                                    EXHIBIT INDEX
                                    -------------


           Exhibit
           No.         Description                                 Page
           -------     -----------                                 ----

           10.1        URS Entities Third Restated Credit
                       Agreement dated May 12, 1995 between
                       Wells Fargo Bank, N.A., URS
                       Corporation and URS Consultants, Inc.
                       FILED HEREWITH.                              11

           27          Financial Data Schedule                     111

                                       EXHIBIT 10.1
                                       ============





                                      URS CORPORATION


                                   URS CONSULTANTS, INC.





                              _______________________________






                                        URS ENTITIES

                              THIRD RESTATED CREDIT AGREEMENT

                                     Dated May 12, 1995



                              _______________________________






                           WELLS FARGO BANK, NATIONAL ASSOCIATION

                                     CREDIT AGREEMENT
                                     ----------------

                                     TABLE OF CONTENTS
                                     -----------------
              ARTICLES                                                   PAGE
              --------                                                   ----

                   ARTICLE I.     DEFINITIONS . . . . . . . . . . . . . .   2

                   ARTICLE II.    LOANS . . . . . . . . . . . . . . . . .  11

                        2.1       Loan  . . . . . . . . . . . . . . . . .  11
                        2.2       Interest on Loans . . . . . . . . . . .  12
                        2.3       Payment of Loans  . . . . . . . . . . .  12
                        2.4       Procedure for Loans . . . . . . . . . .  12
                        2.5       Extensions and Conversions  . . . . . .  12
                        2.6       Optional Prepayments  . . . . . . . . .  13
                        2.7       Mandatory Prepayments . . . . . . . . .  13
                        2.8       Payments  . . . . . . . . . . . . . . .  13
                        2.9       Interest on Overdue Payments  . . . . .  14
                        2.10      Commitment Fee  . . . . . . . . . . . .  14
                        2.11      Adjustment of the Commitment  . . . . .  14
                        2.12      Letters of Credit . . . . . . . . . . .  14
                        2.13      Indemnification . . . . . . . . . . . .  15

                   ARTICLE III.   REPRESENTATIONS AND WARRANTIES OF URS
                                  ENTITIES  . . . . . . . . . . . . . . .  16

                        3.1       Due Organization  . . . . . . . . . . .  16
                        3.2       Organization, Standing and
                                  Qualification of Domestic
                                  Subsidiaries  . . . . . . . . . . . . .  16
                        3.3       Organization and Qualification of
                                  Partnerships  . . . . . . . . . . . . .  17
                        3.4       Requisite Power . . . . . . . . . . . .  17
                        3.5       Binding Agreement . . . . . . . . . . .  17
                        3.6       Loan Documents  . . . . . . . . . . . .  18
                        3.7       Other Agreements  . . . . . . . . . . .  18
                        3.8       Litigation  . . . . . . . . . . . . . .  18
                        3.9       Consents  . . . . . . . . . . . . . . .  18
                        3.10      Financials  . . . . . . . . . . . . . .  18
                        3.11      Use of Proceeds . . . . . . . . . . . .  19
                        3.12      Regulation U  . . . . . . . . . . . . .  19
                        3.13      ERISA . . . . . . . . . . . . . . . . .  19
                        3.14      Tax Returns . . . . . . . . . . . . . .  19
                        3.15      Licenses, Trademarks, etc . . . . . . .  20
                        3.16      Burdensome Agreements, etc  . . . . . .  20
                        3.17      Title and Lien  . . . . . . . . . . . .  20
                        3.18      Other Information . . . . . . . . . . .  20
                        3.19      Partnerships and Joint Ventures . . . .  20
                        3.20      Existing Defaults . . . . . . . . . . .  21
                        3.21      Other Contracts . . . . . . . . . . . .  21

                        3.22      Leases  . . . . . . . . . . . . . . . .  21
                        3.23      Environmental Matters . . . . . . . . .  21
                        3.24      Fire and Explosion  . . . . . . . . . .  22
                        3.25      Investment Company Act  . . . . . . . .  22
                        3.26      Public Utility Holding Company Act  . .  22
                        3.27      No Default  . . . . . . . . . . . . . .  22

              ARTICLE IV.         CONDITIONS PRECEDENT  . . . . . . . . .  22

                        4.1       Initial Extension of Credit . . . . . .  22
                        4.2       Conditions of Each Extension of
                                  Credit  . . . . . . . . . . . . . . . .  24

                   ARTICLE V.     ADDITIONAL RATE PROVISIONS  . . . . . .  25

                        5.1       Inability to Determine Rate . . . . . .  25
                        5.2       Illegality:  Termination of
                                  Commitment  . . . . . . . . . . . . . .  25
                        5.3       Charges:  Legal Restrictions  . . . . .  25

                   ARTICLE VI.    AFFIRMATIVE COVENANTS . . . . . . . . .  26

                        6.1       Accounting Records  . . . . . . . . . .  26
                        6.2       Proceeds  . . . . . . . . . . . . . . .  26
                        6.3       Financial Statements and Notices  . . .  26
                        6.4       Corporate Existence . . . . . . . . . .  30
                        6.5       Compliance with Law . . . . . . . . . .  30
                        6.6       Insurance . . . . . . . . . . . . . . .  30
                        6.7       Facilities  . . . . . . . . . . . . . .  30
                        6.8       Taxes and Other Liabilities . . . . . .  31
                        6.9       Filings . . . . . . . . . . . . . . . .  31
                        6.10      Tax Returns . . . . . . . . . . . . . .  31
                        6.11      Change of Condition . . . . . . . . . .  31
                        6.12      Financial Tests . . . . . . . . . . . .  31

                   ARTICLE VII.   NEGATIVE COVENANTS  . . . . . . . . . .  32

                        7.1       Merger, Consolidation or Transfer of
                                  Assets  . . . . . . . . . . . . . . . .  32
                        7.2       Sale of Assets  . . . . . . . . . . . .  33
                        7.3       Liens . . . . . . . . . . . . . . . . .  33
                        7.4       Guaranties  . . . . . . . . . . . . . .  34
                        7.5       Debt  . . . . . . . . . . . . . . . . .  34
                        7.6       Dividends; Stock Repurchases  . . . . .  34
                        7.7       Investments . . . . . . . . . . . . . .  35
                        7.8       Prepayment  . . . . . . . . . . . . . .  35
                        7.9       Transactions With Affiliates  . . . . .  35
                        7.10      Misrepresentations  . . . . . . . . . .  36
                        7.11      Regulation U  . . . . . . . . . . . . .  36
                        7.12      Partnerships  . . . . . . . . . . . . .  36
                        7.13      Subsidiary Ownership  . . . . . . . . .  36
                        7.14      Acquisitions  . . . . . . . . . . . . .  36

                   ARTICLE VIII.  EVENTS OF DEFAULT . . . . . . . . . . .  36

                        8.1       Events of Default . . . . . . . . . . .  36
                        8.2       Remedies  . . . . . . . . . . . . . . .  40


                   ARTICLE IX.    MISCELLANEOUS . . . . . . . . . . . . .  40

                        9.1       Waiver of Jury Trial  . . . . . . . . .  40
                        9.2       Waivers . . . . . . . . . . . . . . . .  40
                        9.3       Failure or Delay  . . . . . . . . . . .  40
                        9.4       Setoff  . . . . . . . . . . . . . . . .  40
                        9.5       Cumulative Rights . . . . . . . . . . .  41
                        9.6       Severability  . . . . . . . . . . . . .  41
                        9.7       Successors and Assigns  . . . . . . . .  41
                        9.8       Notices . . . . . . . . . . . . . . . .  42
                        9.9       Publicity . . . . . . . . . . . . . . .  42
                        9.10      Costs, Expenses and Attorneys' Fees . .  42
                        9.11      Securities Indemnification  . . . . . .  43
                        9.12      Counterparts  . . . . . . . . . . . . .  43
                        9.13      Governing Law . . . . . . . . . . . . .  43
                        9.14      Complete Agreement  . . . . . . . . . .  43


              EXHIBITS

                   A.   FORM OF NOTE
                   B.   NOTICE OF BORROWING
                   C.   CONTINUING LETTER OF CREDIT AGREEMENT
                   D.   APPLICATION FOR COMMERCIAL LETTER OF CREDIT
                   E.   APPLICATION FOR STANDBY LETTER OF CREDIT


              SCHEDULES

                   1.   SUBSIDIARIES
                   2.   PARTNERSHIPS
                   3.   TRADEMARKS
                   4.   CONTRACTS
                   5.   LEASES

                                        URS ENTITIES
                              THIRD RESTATED CREDIT AGREEMENT

                   THIS AGREEMENT is made this 12th day of May, 1995, among
              URS CORPORATION, a Delaware corporation ("URS"), URS CONSULTANTS, INC., a Delaware corporation ("URSC") (each individually, a "URS Entity", and collectively, the "URS Entities"), and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Wells Fargo"), a national banking association organized and existing under the laws of the United States.

                                         RECITALS
                                         --------
                   A.   Each of the URS Entities, Thortec Environmental
              Systems, Inc., a Delaware corporation, and Mitchell Management
              Systems, Inc., a Delaware corporation (collectively, the "Prior Borrowers"), and Wells Fargo are parties to that certain Credit Agreement dated as of August 5, 1988 among Wells Fargo and the Prior Borrowers (the "Original Credit Agreement"). The Original Credit Agreement was amended and restated pursuant to that certain Restated Credit Agreement dated as of February 21, 1990 (the "First Restated Credit Agreement"), that certain Second Restated Credit Agreement dated as of October 16, 1992 (the "Second Restated Credit Agreement") and that First Amendment to the Second Restated Credit Agreement dated as of April 29, 1994 (the "First Amendment to the Second Restated Credit Agreement") (the Original Credit Agreement, as amended by the First Restated Credit Agreement, the Second Restated Credit Agreement and the First Amendment to the Second Restated Credit Agreement, is referred to herein as the "Prior Credit Agreement").

                   B. The obligations of the Prior Borrowers under the Prior Credit Agreement are secured by (among other things) all of the "Collateral" of each of the Prior Borrowers pursuant to the "Security Documents" (as such terms are defined in the Second Restated Credit Agreement) entered into accordance with the terms of the Prior Credit Agreement.

                   C. All obligations of the Prior Borrowers to Wells Fargo have been guaranteed by each of the Prior Borrowers and each of the domestic subsidiaries of the Prior Borrowers listed on EXHIBIT R-C of the Second Restated Credit Agreement, which guaranties are secured by all of the assets of such domestic subsidiaries (the "Existing Guaranties").

                   D. Each Prior Borrower and each of the domestic subsidiaries of the Prior Borrowers listed on EXHIBIT R-C of the Second Restated Credit Agreement has executed in favor of Wells Fargo certain Subordination Agreements, dated
              February 21, 1990 (the "URS Entities Subordination Agreements"), and Richard C. Blum & Associates, a California limited partnership, formerly know as Richard C. Blum &

              Associates, Inc., BK Capital Partners, a California limited partnership, and BK Capital Partners II, a California limited partnership, and BK Capital Partners III, California limited partnership (collectively, the "Blum Entities"), have executed in favor of Wells Fargo a Subordination Agreement, dated October 19, 1992 (the "Blum Entities Subordination Agreement").

                   E. Subject to the terms and conditions hereinafter set forth, the URS Entities and Wells Fargo desire to modify the terms of the credit accommodations granted by Wells Fargo to the Prior Borrowers in the Prior Credit Agreement and have, accordingly, agreed to enter into this Agreement, which Agreement shall, subject to Section 9.15 hereof, cancel and supersede the Prior Credit Agreement in its entirety.

                   NOW, THEREFORE, in consideration of the mutual covenants
              and promises of the parties contained herein, each URS Entity and Wells Fargo hereby agree as follows:


                   ARTICLE I.     DEFINITIONS
                                  -----------
                   For purposes of the Agreement, the following capitalized
              terms shall have the following meanings:

                   "Agreement" shall mean this Third Restated Credit
              Agreement as originally executed and as the same may from time to time be amended or supplemented.

                   "Application for Commercial Letter of Credit" shall mean
              the Application for Commercial Letter of Credit delivered to Wells Fargo before the issuance of each Commercial Letter of Credit pursuant to Section 4.2(b) of this Agreement.

                   "Application for Standby Letter of Credit" shall mean the
              Application and Agreement for Standby Letter of Credit delivered to Wells Fargo before the issuance of each Standby Letter of Credit pursuant to Section 4.2(c) of this Agreement.

                   "Available Commitment" shall mean, at any time and from
              time to time, that amount resulting from subtracting from the Commitment, as then in effect, (a) the aggregate unpaid principal amount of all Loans; (b) the aggregate remaining amount available for drawing under all outstanding Letters of Credit; and (c) all unreimbursed amounts drawn under the Letters of Credit which Wells Fargo has not agreed to consider as Loans.

                   "Available Letter of Credit Commitment" shall mean, at any time and from time to time, that amount obtained by subtracting from the Letter of Credit Commitment, as then in effect,
              (a) the unpaid amount of all drawings under Letters of Credit which Wells Fargo has not chosen to treat as Loans; and (b) the aggregate remaining amount available for drawing under all outstanding Letters of Credit.

                   "Blum Entities" shall have the meaning set forth in the
              recitals to this Agreement.

                   "Blum Entities Subordination Agreement" shall have the
              meaning set forth in the recitals to this Agreement.

                   "Business Day" shall mean (i) for all purposes other than
              as covered by clause (ii) below, any day except Saturday, Sunday and any day specified as a holiday by federal or California statute, and (ii) with respect to LIBOR Loans, any day which is a Business Day described in clause (i) above and which is also a day for trading among banks in the interbank Eurodollar market.

                   "Capital Expenditures" shall mean, for any period, the
              aggregate of all expenditures (including that portion of Capitalized Lease Obligations which is capitalized on the consolidated balance sheet of the URS Entities and their subsidiaries) by the URS Entities and their subsidiaries during that period, in conformity with GAAP.

                   "Capitalized Lease Obligations" shall mean any and all
              lease obligations that, in accordance with GAAP, are required to be capitalized on the books of a lessee.

                   "Closing Date" shall mean the date of the making of the
              initial Loan or the issuance of the first Letter of Credit, whichever occurs first.

                   "Collateral" shall have the meaning set forth in the
              recitals to this Agreement.

                   "Commercial Letter of Credit" shall have the meaning set
              forth in Section 2.12(a) of this Agreement.

                   "Commitment" shall mean Wells Fargo's commitment, in
              accordance with the terms hereof, to make the Loans and to issue Letters of Credit in the aggregate principal amount outstanding at any one time of Fifteen Million Dollars ($15,000,000), subject to adjustment in accordance with
              Section 2.11 hereof.

                   "Commitment Fee" shall have the meaning set forth in
              Section 2.10 hereof.

                   "Contingent Obligations" shall mean, as applied to any
              Person, any direct or indirect liability, contingent or otherwise, of that Person with respect to any indebtedness, lease, dividend, letter of credit or other obligation of another, including, without limitation, any such obligation directly or indirectly guaranteed, endorsed (otherwise than for collection or deposit in the ordinary course of business), co-made or discounted or sold with recourse by that Person, or in respect of which that Person is otherwise directly or indirectly liable, including, without limitation, any such obligation for which that Person is in effect liable through any agreement (contingent or otherwise) to purchase, repurchase or otherwise acquire such obligation or any security therefor, or to provide funds for the payment or discharge of such obligation (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), or to maintain the solvency or any balance sheet item, level of income or other financial condition of the obligor of such obligation, or to make payment for any products, materials or supplies or for any transportation, services or lease regardless of the non-delivery or non-furnishing thereof, in any such case if the purpose or intent of such agreement is to provide assurance that such obligation will be paid or discharged, or that any agreements relating thereto will be complied with, or that the holders of such obligation will be protected (in whole or in part) against loss in respect thereof. The amount of any Contingent Obligation shall be equal to the amount of the obligation so guaranteed or otherwise supported.

                   "Continuing Letter of Credit Agreement" shall mean the
              Continuing Letter of Credit Agreement delivered to Wells Fargo pursuant to Section 4.1(c) of this Agreement.

                   "Current Assets" shall mean, at any date, the aggregate
              amount of all of the consolidated cash, marketable securities and billed accounts receivable of the URS Entities and their subsidiaries, that would, in accordance with GAAP, be classified on a balance sheet as current assets.

                   "Current Liabilities" shall mean, at any date, the
              aggregate amount of all of the consolidated liabilities of the URS Entities and their subsidiaries, that would, in accordance with GAAP, be classified on a balance sheet as current liabilities, and in any case, shall include all outstanding Loans and Letters of Credit.

                   "Debt" shall mean, at any date (a) all obligations of the
              URS Entities or any of their subsidiaries for borrowed money,
              (b) all obligations of the URS Entities or any of their subsidiaries evidenced by bonds, debentures, notes or other similar instruments, (c) all obligations of the URS Entities or any of their subsidiaries to pay the deferred purchase price of property or services, (d) all Capitalized Lease Obligations of the URS Entities or any of their subsidiaries, (e) all obligations or liabilities of others secured by a lien on any asset of any URS Entity or any of their subsidiaries, whether or not such obligation or liability is assumed, (f) all Contingent Obligations of the URS Entities or any of their subsidiaries; and (g) any other obligations or liabilities which are required by GAAP to be shown as debt on the balance sheet of the URS Entities or any of their subsidiaries.

                   "Dollars and $" shall mean United States dollars or such
              coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts in the United States.

                   "Domestic Subsidiaries" means each of the URS Entities'
              domestic subsidiaries having over $100,000 in assets and listed on Schedule 1 hereto; provided that URSC shall not be considered a Domestic Subsidiary for the purposes of this Agreement.

                   "EBITDA" shall mean, for any period, the Net Income of the
              URS Entities and their subsidiaries on a consolidated basis, before interest expense and provision for federal, state or local taxes, and without giving effect to any extraordinary gains or losses and gains or losses from sale of assets, adjusted by (a) adding the amount of all amortization of intangibles (including without limitation goodwill) and depreciation and (b) subtracting the amount of all non-cash gains.

                   "ERISA" shall mean the Employee Retirement Income Security
              Act of 1974, as the same may from time to time be amended or supplemented, including any rules or regulations issued in connection therewith.

                   "Event of Default" shall have the meaning set forth in
              Article VIII hereof.

                   "Existing Guaranties" shall have the meaning set forth in
              the recitals to this Agreement.

                   "Existing Letters of Credit" shall mean those certain
              Standby Letters of Credit, dated November 18, 1987, and November 16, 1987, issued by Wells Fargo for the account of the URS Entities pursuant to the Prior Credit Agreement, in the face amount of $100,000.00 and $66,124.16, respectively.

                   "Federal Reserve Board" shall mean the Board of Governors
              of the Federal Reserve System or any governmental authority succeeding to its functions.

                   "Fixed Charge Expense" shall mean for any period, for the
              URS Entities and their subsidiaries on a consolidated basis, the sum of (a) the total consolidated interest expense (calculated without regard to any limitations on the payment thereof) and (b) scheduled principal payments on any outstanding Debt and tax payments made or accrued for such period.

                   "Funded Debt" shall mean the aggregate amount of all Debt
              of the URS Entities and their subsidiaries which is payable more than twelve (12) months from the date of creation thereof, or which is renewable or extendable (whether or not theretofore renewed or extended) pursuant to the terms thereof or of a revolving credit or similar agreement, to a date more than twelve (12) months from the date of creation of such obligation, and, in any case, shall include all outstanding Loans and Letters of Credit, and Capitalized Lease Obligations.

                   "GAAP" shall mean generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination.

                   "Guaranties" shall mean the Existing Guaranties and all
              additional guaranties executed by a Domestic Subsidiary in favor of Wells Fargo pursuant to Section 6.13 hereof.

                   "Guarantors" shall collectively refer to each party which
              is a guarantor under an Existing Guaranty or which is required to provide a Guaranty pursuant to Section 6.13 hereof.

                   "Interest Period" shall mean, with respect to any LIBOR
              Loan, a period from the borrowing date with respect to such Loan (or the date of the expiration of the then current Interest Period with respect to such Loan) to a date up to one
              (1), two (2), three (3) or six (6) months thereafter; subject to the following:

                   (a) if any Interest Period would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day; unless the result of such extension would be to extend such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Business Day;

                   (b) any Interest Period for a Loan that would otherwise extend beyond the Termination Date shall end on the Termination Date or, if the Termination Date shall not be a Business Day, on the next preceding Business Day;

                   (c) if the URS Entities shall fail to request an initial Interest Period pursuant to Section 2.4 or 2.8 hereof, such URS Entity shall be deemed to have selected an Interest Period of three (3) months, and if any URS Entity shall fail to elect a succeeding Interest Period for a LIBOR Loan pursuant to
                        Section 2.5 hereof, the succeeding Interest Period for such Loan, if extended, shall be identical to the preceding Interest Period for such Loan.

                   "Investment", as applied to any Person, means any direct
              or indirect purchase or other acquisition by that Person of stock or other securities, or of a beneficial interest in stock or other securities, of any other Person, or any direct or indirect loan, advance (other than advances to employees for moving and travel expenses, drawing accounts and similar expenditures in the ordinary course of business) or capital contribution by that Person to any other Person, including all indebtedness and accounts receivable from that other Person which are not current assets or did not arise from sales to that other Person in the ordinary course of business. The amount of any Investment shall be the original cost of such Investment plus the cost of all additions thereto, without any adjustments for increases or decreases in value, or write-ups, write-downs or write-offs with respect to such Investment.

                   "Letter of Credit" shall mean any of the Commercial
              Letters of Credit or the Standby Letters of Credit opened for any URS Entity pursuant to Section 2.13 hereof and the Existing Letter of Credit.

                   "Letter of Credit Agreements" shall mean, collectively,
              the Continuing Letter of Credit Agreement, the Applications for Commercial Letter of Credit and the Applications for Standby Letter of Credit.

                   "Letter of Credit Commitment" shall mean Wells Fargo's
              commitment, in accordance with the terms hereof, to issue Commercial Letters of Credit and Standby Letters of Credit (including the Existing Letters of Credit) in the aggregate principal amount outstanding and available at any one time not to exceed One Million Dollars ($1,000,000.00), subject to adjustment in accordance with Section 2.11 hereof.

                   "Liabilities" shall mean the aggregate amount of all
              liabilities of the URS Entities and their subsidiaries that would, in accordance with GAAP, be required to be set forth on a balance sheet as liabilities.

                   "LIBOR" shall mean the rate (rounded upwards if necessary
              to the nearest whole one-eighth of 1%) equal to the product of Base LIBOR times Statutory Reserves. "Base LIBOR" shall mean the rate per annum at which Wells Fargo is offered Dollar deposits in the interbank Eurodollar market at about 11:00 a.m. San Francisco time two (2) Business Days prior to the beginning of the Interest Period for such Loan, for delivery on the first day thereof for the number of months comprised therein and in an amount equal to the amount of the LIBOR Loan to be outstanding during such Interest Period.

                   "LIBOR Loans" shall mean all Loans bearing interest at a
              rate based upon LIBOR.

                   "Loan Commitment" shall mean Wells Fargo's commitment, in
              accordance with the terms of this Agreement, to make Loans in an aggregate principal amount outstanding at any one time of Fifteen Million Dollars ($15,000,000.00), subject to adjustment in accordance with Section 2.11 hereof.

                   "Loan Documents" shall mean the Note, the URS Entities
              Subordination Agreements, the Blum Entities Subordination Agreement and the Guaranties.

                   "Loans" shall have the meaning set forth in Section 2.1
              hereof.

                   "Multiemployer Plan" means a "multiemployer plan" as
              defined in Section 4001(a)(3) or ERISA which is maintained for employees of any URS Entity or any ERISA affiliate of any URS Entity.

                   "Net Income" shall mean, for any period, the net income of the URS Entities and their subsidiaries on a consolidated basis, all as determined in accordance with GAAP; provided, however, that in determining Net Income of the URS Entities and their subsidiaries, there shall not be included in net income any of the following items: (a) any extraordinary items, (b) if a corporation shall have become a subsidiary, any earnings of such corporation prior to the date it shall have become a subsidiary, (c) if any URS Entity or any subsidiary shall have acquired the assets and business of any person or any substantial part of the assets and business of any person, any earnings properly attributable to such assets and business or part thereof prior to the date of such acquisition, and (d) any earnings of, and dividends payable to, any URS Entity or any subsidiary in a currency which at the time may not be converted into Dollars under the laws of the nation issuing such currency.

                   "Note" shall mean the note required by Section 2.1 hereof.

                   "Notice of Borrowing" shall have the meaning set forth in
              Section 2.4 hereof.

                   "Obligations" shall mean all obligations of every nature
              of the URS Entities from time to time owed to Wells Fargo under this Agreement or any of the Loan Documents.

                   "Officers' Certificate" shall mean each officers'
              certificate required pursuant to Section 4.1(f) hereof.

                   "PBGC" shall mean the Pension Benefit Guaranty
              Corporation.

                   "Partnership" shall mean each partnership or joint venture in which any URS Entity or any Domestic Subsidiary (or any partnership or joint venture in which any URS Entity is a partner or joint venturer, respectively) is a general partner or joint venturer and which has estimated annual net revenues of at least Five Million Dollars ($5,000,000.00).

                   "Permitted Liens" shall have the meaning set forth in
              Section 7.3 hereof.

                   "Person" shall mean and include natural persons,
              corporations, limited partnerships, general partnerships, joint stock companies, joint ventures, associations, companies, trusts, banks, trust companies, land trusts, business trusts or other organizations, whether or not legal entities, and governments and agencies and political subdivisions thereof.

                   "Plan" shall mean an employee pension or other benefit
              plan of any URS Entity or any Domestic Subsidiary subject to Title IV of ERISA or to which Section 412 of the Internal Revenue Code of 1954, as amended, applies.

                   "Potential Event of Default" shall mean any condition that with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

                   "Prime Loans" shall mean all Loans bearing interest at a
              rate based upon the Prime Rate.

                   "Prime Rate" shall be the rate most recently announced by
              Wells Fargo at its principal office in San Francisco as its "Prime Rate". Prime Rate is one of Wells Fargo's base rates and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto, and is evidenced by the recording thereof after its announcement in such internal publication or publications as Wells Fargo may designate. Any change in the interest rate resulting from a change in such Prime Rate shall become effective as of 12:01 a.m. of the Business Day on which each change in Prime Rate is announced by Wells Fargo.

                   "Prior Borrowers" shall have the meaning set forth in the
              recitals to this Agreement.

                   "Prior Credit Agreement" shall have the meaning set forth
              in the recitals to this Agreement.

                   "Public Debt" shall mean those 8-5/8% senior subordinated
              debentures due 2004 in the original principal amount of

              $6,454,750 and the 6-1/2% convertible subordinated debentures due 2012 in the original principal amount of $2,145,000, issued by URS.

                   "Restricted Person" shall mean any officer, member of the
              Board of Directors or shareholder of any URS Entity or any Domestic Subsidiary, or any relative or dependent of any of the foregoing.

                   "SEC" shall mean the Securities and Exchange Commission.

                   "Security Documents" shall have the meaning set forth in
              the recitals to this Agreement.

                   "Standby Letter of Credit" shall have the meaning set
              forth in Section 2.12(a) of this Agreement.

                   "Statutory Reserves" shall mean a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including, without limitation, any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Federal Reserve Board and any other banking authority to which Wells Fargo is subject for Eurocurrency Liabilities (as defined in Regulation D of the Federal Reserve Board). Such reserve percentages shall include, without limitation, those imposed under such Regulation D. LIBOR Loans shall be deemed to constitute Eurocurrency Liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of or credit for proration, exceptions or offsets which may be available from time to time to Wells Fargo under such Regulation D. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

                   "Subordination Agreements" shall mean the URS Entities
              Subordination Agreements and the Blum Entities Subordination Agreement.

                   "Tangible Net Worth" shall mean, at any date, the sum of
              the capital stock and additional paid-in capital plus retained earnings (or minus accumulated deficit) of the URS Entities and their subsidiaries, on a consolidated basis, minus all intangible assets of such entities, including, without limitation (a) all assets which should be classified as intangible assets, such as goodwill, trademarks, patents, patent applications, brand names, copyrights, franchises and deferred charges, determined in accordance with GAAP;
              (b) treasury stock; (c) cash held in a sinking or other similar fund established for the purpose of redemption or other retirement of capital stock; (d) to the extent not already deducted from total assets, reserves for depreciation, depletion, obsolescence or amortization of properties and other reserves or appropriations of retained earnings which have been or should be established in connection with the business conducted by the relevant corporation; (e) any revaluation or other write-up in book value of assets subsequent to the fiscal year of such corporation last ended at the date of this Agreement; and (f) any obligations due from stockholders, employees and/or affiliates.

                   "Termination Date" shall have the meaning set forth in
              Section 2.1 hereof.

                   "URS Entities" and "URS Entity" shall have the meaning set forth in the introductory paragraph of this Agreement.

                   "URS Entities Subordination Agreements" shall have the
              meaning set forth in the recitals to this Agreement.

                   "Total Capitalization" shall mean all Debt of the URS
              Entities and their subsidiaries on a consolidated basis, plus stockholders' equity (excluding goodwill in excess of 25% of total stockholders' equity from the calculation of stockholders' equity).

                   "Wells Fargo" shall have the meaning set forth in the
              introductory paragraph of this Agreement.

              Each accounting term not defined herein and each accounting term partly defined herein to the extent not defined shall have the meaning given to it under GAAP, as in effect on the date of this Agreement.


                   ARTICLE II.    LOANS
                                  -----
                   2.1 Loan. Subject to the terms and conditions of this Agreement, Wells Fargo agrees to make loans ("Loans") to the URS Entities from the date of this Agreement to, but not including, April 30, 1997 ("Termination Date"), at such times as each URS Entity may request, up to the amount of the Loan Commitment, which Loans may be repaid and reborrowed at any time up to the Termination Date; provided, however, that the aggregate unpaid principal amount of such Loans shall at no time exceed the Available Commitment as then in effect. As evidence of the indebtedness of the URS Entities to Wells Fargo under the Loans, the URS Entities shall each execute and deliver to Wells Fargo, so that each of the URS Entities shall become a co-obligor (and not an accommodation maker), jointly and severally liable thereunder, a promissory note (the "Note") dated the same date as this Agreement, substantially in the form of Exhibit A.

                   2.2 Interest on Loans. The Loans may, at the option of the URS Entities, be Prime Loans or LIBOR Loans. The Loans shall bear interest from the date thereof on the principal amount thereof from time to time outstanding until due and payable (whether at the stated maturity, by acceleration or otherwise) (a) in the case of Prime Loans, at a fluctuating rate per annum equal to the Prime Rate as from time to time in effect and (b) in the case of LIBOR Loans, at a rate per annum equal to LIBOR for the applicable Interest Period plus one and one-half percent (1.5%); provided that if the ratio of Funded Debt to EBITDA for the URS Entities on a consolidated basis is greater than 2.0 to 1.0, the interest rate in effect from time to time as calculated pursuant to clauses (a) and (b) above shall be increased by one-half percent (.5%).

                   2.3 Payment of Loans. The aggregate unpaid principal amount of all Loans and interest thereon shall be paid by each URS Entity to Wells Fargo on the Termination Date; provided, however, that unless extended or converted pursuant to Section 2.5 hereof, the aggregate principal amount of, and accrued and unpaid interest on, each Loan which is a LIBOR Loan shall be due and payable on the last day of the Interest Period therefor.

                   2.4 Procedure for Loans. The URS Entities shall give Wells Fargo irrevocable notice of their intention to borrow hereunder ("Notice of Borrowing"), substantially in the form of Exhibit B hereto, at least two (2) Business Days prior to the date of any LIBOR Loan, and before 11:00 a.m. San Francisco time on the date of any Prime Loan, specifying the proposed borrowing date and the amount of the Loan, whether the Loan is to be a Prime or LIBOR Loan and, if applicable, the Interest Period therefor. Each Loan shall be in an aggregate principal amount of not less than Fifty Thousand Dollars ($50,000.00) or an integral multiple thereof.

                   2.5 Extensions and Conversions. Subject to the terms and conditions hereof, the URS Entities may extend any LIBOR Loan beyond its current Interest Period by giving Wells Fargo written notice of the requested extension and of the duration of the next Interest Period at least two (2) Business Days prior to the end of the applicable Interest Period. Subject to the terms and conditions of this Agreement, the URS Entities shall also have the option at any time to convert any Prime Loan into a LIBOR Loan or any LIBOR Loan into a Prime Loan, provided, however, that LIBOR Loans may be converted only on the last day of the applicable Interest Period. The URS Entities shall notify Wells Fargo in writing of each proposed conversion, the proposed conversion date (which shall be a Business Day), and, in the case of a proposed conversion into a LIBOR Loan, the duration of the Interest Period therefor. In the case of a proposed conversion into a LIBOR Loan, such notice shall be at least two (2) Business Days prior to the proposed conversion date, and in the case of a proposed conversion into a Prime Loan, such notice shall be at least one
              (1) Business Day prior to the proposed conversion date. Any notice given by the URS Entities under this Section 2.5 shall be irrevocable.

                   2.6 Optional Prepayments. The URS Entities shall have the right, upon not less than three (3) Business Days' prior written notice, without penalty or prepayment fee, to prepay any Prime Loans in whole or in part provided that
              (a) each partial payment shall be in an amount equal to Fifty Thousand Dollars ($50,000.00) or an integral multiple thereof and (b) on each prepayment the URS Entities shall pay the accrued interest on the principal so prepaid to the date of such prepayment.

                   2.7      Mandatory Prepayments.  If at any time the sum of
              (a) the aggregate principal amount of the Loans outstanding plus (b) the aggregate remaining amount available for drawing under all outstanding Standby Letters of Credit plus (c) the aggregate amount of all unreimbursed drawings under Letters of Credit which Wells Fargo has not chosen to treat as a Loan, shall exceed the Commitment as then in effect, the URS Entities shall, immediately upon demand by Wells Fargo, prepay the amount by which such amount exceeds the Commitment.

                   2.8 Payments. Interest on the Prime Loans shall be payable in arrears monthly on the last day of each month, commencing on the first such date after the date hereof and on the date such Prime Loans are paid in full. Interest on the LIBOR Loans shall be payable in arrears on the last day of the applicable Interest Period or such other date as the Loan is paid in full; provided, however, that interest is paid at least once during each consecutive three (3) month period. All payments hereunder shall be in Dollars and in immediately available funds and shall be made prior to 11:00 a.m.
              San Francisco time on the date of the scheduled payment. All payments received after 11:00 a.m. San Francisco time shall be considered to have been received the next Business Day. All interest shall be computed on the basis of a year of three hundred sixty (360) days, actual days elapsed. Any payment which falls on a non-Business Day shall be rescheduled to the next succeeding Business Day and interest shall continue to accrue to such rescheduled Business Day. All payments of principal and interest hereunder shall be made by charging, and each URS Entity hereby authorizes Wells Fargo to charge, each URS Entity's demand deposit account at Wells Fargo for the amount of each such payment. If any of the URS Entities fail at any time and for any reason to have a demand deposit account at Wells Fargo, all such payments shall be made directly to Wells Fargo at Wells Fargo's address specified in Section 9.8 of this Agreement. Wells Fargo is hereby authorized to note the date, amount and interest rate (and Interest Period with respect to LIBOR Loans) of each Loan and each payment of principal and interest with respect thereto on Wells Fargo's books and records (either manually or by electronic entry), which notation shall constitute prima facie evidence of the accuracy of the information noted.

                   2.9 Interest on Overdue Payments. Overdue payments of principal (and of interest to the extent permitted by law) on the Loans shall bear interest at a fluctuating rate per annum equal to two percent (2%) above the respective rates of interest otherwise applicable for such day until such unpaid amount has been paid in full (whether before or after judgment); provided, however, that such rate of interest shall in no event be less than the interest rate in effect at the time such payment was due. All interest provided for in this
              Section 2.9 shall be compounded monthly and be payable on demand. Except as aforestated in this Section 2.9, the Loans will bear interest (whether before or after any breach of this Agreement) at the rate of interest specified in Section 2.2 for the Loans.

                   2.10 Commitment Fee. The URS Entities will pay to Wells Fargo a commitment fee ("Commitment Fee") for the period from and including the execution date hereof to and including the Termination Date, such Commitment Fee to be payable in arrears in quarterly installments on the last day of September, December, March and June, commencing on the first such date to occur after the date hereof, and on the Termination Date, and to be computed at a rate per annum of three-eighths of one percent (.375%) on the average daily amount of the Available Commitment during such period.

                   2.11 Adjustment of the Commitment. Upon not less than two (2) Business Days' notice to Wells Fargo at any time, and from time to time, prior to the Termination Date, the URS Entities may lower the amount of the Loan Commitment or the Letter of Credit Commitment in increments of One Million Dollars ($1,000,000.00) or integral multiples thereof; all such adjustments to be irrevocable.

                   2.12      Letters of Credit.

                   (a) Wells Fargo may, at the request of the URS Entities at any time up to the Termination Date and upon the terms and conditions set forth herein, in the Application for Commercial Letter of Credit and in the Continuing Letter of Credit Agreement, issue commercial letters of credit ("Commercial Letters of Credit") for the account of each URS Entity up to the amount of the Available Letter of Credit Commitment. Wells Fargo may, at the request of the URS Entities at any time up to the Termination Date and upon the terms and conditions set forth herein and in the Application for Standby Letter of Credit, issue standby letters of credit ("Standby Letters of

              Credit") for the account of each URS Entity up to the amount of the Available Letter of Credit Commitment. Wells Fargo will not in any case issue a Letter of Credit unless on the date such Letter of Credit is to be issued (a) the Available Letter of Credit Commitment and (b) the Available Commitment are each equal to or greater than the face amount of the Letter of Credit to be issued. No Standby Letter of Credit may have a term of more than three hundred sixty-four (364) days and no Letter of Credit may mature after April 30, 1998. The URS Entities shall reimburse Wells Fargo for any and all drawings under any Letter of Credit in accordance with the terms of the Letter of Credit Agreement. In the event that Wells Fargo is not paid in full for a drawing or drawings under a Letter of Credit at the time such drawing or drawings is made, Wells Fargo may, at its sole discretion, agree to consider the unreimbursed portion of such drawing or drawings as a Prime Loan.

                   (b) On and after the Closing Date, the Existing Letters of Credit shall be deemed for all purposes, including for purposes of the fees to be collected pursuant to paragraph (c) of this Section 2.12, and reimbursement of costs and expenses to the extent provided herein, to be Standby Letters of Credit outstanding under this Agreement and entitled to the benefits of this Agreement and the other Loan Documents, and shall be governed by the applications and agreements pertaining thereto and by this Agreement; provided, however, that, notwithstanding any other provision of this Agreement, no fees with respect to the issuance of the Existing Letters of Credit shall be due hereunder.

                   (c) The URS Entities shall pay to Wells Fargo fees upon the issuance, negotiation or amendment of each Letter of Credit and upon payment by Wells Fargo of each draft under any Letter of Credit, as more detailed in the Letter of Credit Agreement. With respect to Commercial Letters of Credit, the amount of such fees shall be determined at the time of the issuance (or as appropriate, renewal) of each Commercial Letter of Credit. In connection with the issuance or renewal of any Standby Letter of Credit (other than the conversion of the Existing Letters of Credit into Standby Letters of Credit pursuant to
              Section 2.12(b) above), the URS Entities shall pay Wells Fargo a fee (payable upon such issuance or renewal) equal to one and one-half percent (1.5%) of the face amount of such Standby Letter of Credit.

                   2.13 Indemnification. Each URS Entity hereby agrees to indemnify and hold Wells Fargo free and harmless from any loss or expense (including, without limitation, any loss or expense incurred by reason of the liquidation or redeployment of deposits or other funds acquired by Wells Fargo to fund or maintain any LIBOR Loans) which Wells Fargo may incur as a result of (a) a default by the URS Entities in payment when due of the principal amount or interest on any LIBOR Loan, (b) each URS Entity's failure to make a borrowing, conversion or extension with respect to a LIBOR Loan after making a request therefor, (c) a prepayment (whether mandatory or otherwise) of a LIBOR Loan prior to the expiration of a related Interest Period, (d) the conversion of a LIBOR Loan as a result of any of the events indicated in Section 5.2 hereof, and (e) any demand for payment of a LIBOR Loan by Wells Fargo prior to the expiration of the related Interest Period. At the election of Wells Fargo such losses shall be conclusively deemed to consist of an amount equal to the sum of:

                        (i) the interest that would have been received from the URS Entities on the amounts to be reemployed during the Interest Period (or remaining portion thereof) in question had the URS Entities not prepaid, repaid or failed to borrow, convert or extend, such funds, as the case may be, LESS

                       (ii) the return which Wells Fargo could have obtained had it placed such funds on deposit in the interbank dollar market selected by Wells Fargo in its reasonable discretion on the date of such prepayment, repayment or failure to borrow, convert or extend, as the case may be, and such funds had remained on deposit until the end of the relevant Interest Period.


                   ARTICLE III.   REPRESENTATIONS AND WARRANTIES OF URS
                                  ENTITIES
                                  -------------------------------------
                   In order to induce Wells Fargo to enter into this
              Agreement, each URS Entity makes the following representations and warranties which shall survive the execution and delivery of this Agreement and the Note, the making of the Loans and the issuance of the Letters of Credit.

                   3.1 Due Organization. Each URS Entity and each Domestic Subsidiary is a duly organized and validly existing corporation in good standing under the laws of the jurisdiction in which it is incorporated, and is duly qualified to conduct business as a foreign corporation in all jurisdictions where the failure to do so would have a material adverse effect on its business.

                   3.2 Organization, Standing and Qualification of Domestic Subsidiaries. Set forth in Schedule 1 hereto is a complete and accurate list of the Domestic Subsidiaries, showing as of the date hereof, the jurisdiction of their incorporation; the jurisdictions in which they are qualified to do business as foreign corporations; the number of shares of each class of common and preferred stock authorized; the number of shares of each class of common and preferred stock outstanding; the number and percentage of the outstanding shares of each such class owned (directly or indirectly) by each URS Entity or one or more of the Domestic Subsidiaries; and the number of such shares covered by all outstanding options, warrants, rights of conversion or purchase and other similar rights both in total and held by each URS Entity or one or more of the Domestic Subsidiaries. All of the outstanding capital stock of each of the Domestic Subsidiaries has been validly issued, is fully paid and non-assessable and is owned by the applicable URS Entities or one or more of the Domestic Subsidiaries free and clear of all mortgages, deeds of trust, pledges, liens, security interests and other charges or encumbrances.

                   3.3       Organization and Qualification of Partnerships.

              Each partnership and joint venture in which any URS Entity or any Domestic Subsidiary (or any partnership or joint venture in which any URS Entity is a partner or joint venturer, respectively) is a general partner or joint venturer is duly licensed or qualified to do business in each jurisdiction in which its ownership of property or conduct of business requires such qualification (or if its failure to do so would have a material adverse effect on its business). Set forth on
              Schedule 2 hereto is a complete and accurate list of all Partnerships, showing as of the date hereof the jurisdiction of its organization.

                   3.4 Requisite Power. Each URS Entity and each Domestic Subsidiary has all requisite corporate power and all governmental licenses, authorizations, consents and approvals necessary to own and operate its properties and to carry on its business as now conducted and as proposed to be conducted.
              Each URS Entity has all requisite corporate power to borrow the sums provided for in this Agreement, and to execute and deliver this Agreement, the Note and those Loan Documents to which each URS Entity is a party. The execution, delivery and performance of this Agreement, the Note and the Loan Documents to which each URS Entity is a party have been duly authorized by the applicable URS Entity's Board of Directors and does not require any consent or approval of the stockholders of any URS Entity.

                   3.5 Binding Agreement. This Agreement has been duly executed and delivered by each URS Entity and constitutes, and the Note and each of the Loan Documents when executed and delivered by each URS Entity will constitute, a legal, valid and binding obligation of each URS Entity, enforceable against it in accordance with its terms, except as the enforceability thereof may be affected by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally, and except as the availability of certain equitable remedies may be limited by certain equitable principles of general applicability.

                   3.6 Loan Documents. To the extent that any of the Loan Documents are required hereunder to be executed by a Domestic Subsidiary or any affiliate of any URS Entity, the representations and warranties set forth above in Sections 3.4 and 3.5 are also true and correct with respect to any such Domestic Subsidiary or affiliate and such Loan Documents.

                   3.7 Other Agreements. The execution, delivery and performance of this Agreement, the Note and the Loan Documents will not violate any material provision of law or regulation (including, without limitation, Regulations X and U of the Federal Reserve Board), or any material order of any governmental authority, court, arbitration board or tribunal or the Articles of Incorporation or By-laws of any URS Entity or any Domestic Subsidiary, or result in the material breach of, constitute a default under, contravene any provisions of, or result in the creation of any security interest, lien, charge or encumbrance upon, any of the property or assets of any URS Entity or any Domestic Subsidiary pursuant to any indenture or agreement to which any URS Entity or any Domestic Subsidiary or any of their properties is bound.

                   3.8 Litigation. There is no litigation, investigation or proceeding in any court or before any arbitrator or regulatory commission, board, administrative agency or other governmental authority pending, or, to the knowledge of any URS Entity, threatened, against or affecting any URS Entity or any Domestic Subsidiary or any of their properties, which (a) may materially affect the performance by any URS Entity or any Domestic Subsidiary of this Agreement, the Note or the Loan Documents or any of the transactions contemplated hereby or thereby, or (b) if adversely determined would have a material adverse effect on the business, operations or condition, financial or otherwise, of any URS Entity or any Domestic Subsidiary.

                   3.9 Consents. No consent, license, permit, approval or authorization of, exemption by, notice to, report to, or registration, filing or declaration with, any governmental authority or agency is required in connection with the execution, delivery and performance by any URS Entity or any Domestic Subsidiary of this Agreement, the Note or the Loan Documents, or the transactions contemplated hereby or thereby.

                   3.10 Financials. The audited consolidated balance sheet of the URS Entities and their subsidiaries as of October 31, 1994, and the related statements of income, retained earnings and changes in financial position for the fiscal year ended on such date, certified by Coopers & Lybrand, and the unaudited consolidated balance sheet of the URS Entities and their subsidiaries as of January 31, 1995, and the related statements of income, retained earnings and change of financial position for the three (3) months then ended, certified by the chief financial officer of URS, copies of which have been heretofore delivered to Wells Fargo, are true, complete and correct and fairly present the financial condition of the URS Entities and the Domestic Subsidiaries on a consolidated basis as of such dates and the results of their operations for the periods then ended. All of the aforementioned financial statements have been prepared in accordance with GAAP applied on a consistent basis. There has been no material adverse change in the business, operations or condition, financial or otherwise, of any URS Entity or any Domestic Subsidiary, since January 31, 1995. No URS Entity nor any Domestic Subsidiary has any material liabilities, direct or contingent, including, but not limited to, liabilities for taxes, long-term leases or long-term commitments, except as disclosed in the aforementioned financial statements or in writing to Wells Fargo.

                   3.11 Use of Proceeds. The proceeds of the Loans shall be used by each URS Entity solely for working capital purposes and purchases of its common stock to the extent permitted by Section 7.6 hereof.

                   3.12 Regulation U. No URS Entity is engaged principally, or as one of its principal activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulations G, T, U or X of the Federal Reserve Board). No part of the proceeds of the Loans will be used by any URS Entity to purchase or carry any such margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock other than the purchase of common stock of the URS Entities.

                   3.13 ERISA. Each URS Entity and the Domestic Subsidiaries are in compliance in all material aspects with all applicable provisions of ERISA and the regulations and published interpretations thereunder. No Reportable Event (as defined in ERISA) has occurred with respect to any Plan nor are there any unfunded vested liabilities under any Plan. Each URS Entity and the Domestic Subsidiaries have met their minimum funding requirements under ERISA with respect to each of their Plans and have not incurred any material liability to the PBGC in connection with any such Plan.

                   3.14 Tax Returns. All tax returns required to be filed by each URS Entity and the Domestic Subsidiaries in any jurisdiction have been filed; all taxes, assessments, fees and other governmental charges upon each URS Entity and the Domestic Subsidiaries, or upon any of their respective properties, incomes or franchises, which are due and payable have been paid, or adequate reserve has been provided for payment thereof.

                   3.15 Licenses, Trademarks, etc. Each URS Entity and each Domestic Subsidiary has all patents, licenses, trademarks, trademark rights, trade names, trade name rights, copyrights, permits and franchises which are required in order for it to conduct its business and to operate its properties as now or proposed to be conducted without known conflict with the rights of others. Schedule 3 hereto is a complete and correct list of all patents, copyrights, trade marks, licenses, service marks, trade names and other similar rights owned or used by each URS Entity or any Domestic Subsidiary, showing for each item the owner thereof and each public body with which such ownership is registered.

                   3.16 Burdensome Agreements, etc. No URS Entity nor any Domestic Subsidiary, to the best of such entity's knowledge, is a party to any unusual or unduly burdensome, agreement or undertaking, or is subject to any unusual or unduly burdensome court order, court writ, injunction or decree of any court or governmental instrumentality, domestic or foreign, which materially and adversely affects its business or property, assets, operations or condition, financial or otherwise.

                   3.17 Title and Lien. Except for Permitted Liens, the real property and all the other property and assets of each URS Entity and the Domestic Subsidiaries reflected in the audited consolidated balance sheet (and related notes) of each URS Entity dated October 31, 1994, delivered to Wells Fargo pursuant to Section 3.10 hereof, are free from all material liens, charges, security interests and encumbrances of any nature whatsoever; and, except as aforesaid, each URS Entity or the Domestic Subsidiaries have a good and marketable title in fee simple to all such real property and good and marketable title to all other such property and assets, except those disposed of in the ordinary course of business.

                   3.18 Other Information. Each URS Entity has previously furnished Wells Fargo certain information, including a consolidated financial plan regarding its financial position and the results of its operations for, and as at the end of, certain future periods. There are no statements or conclusions therein which, to the knowledge of any URS Entity, are based upon or include misleading information or fail to take into account material information regarding the matters covered therein. No URS Entity has reason to believe, as of the date hereof, that any of the statements or conclusions included therein is not true and correct in all material respects.

                   3.19 Partnerships and Joint Ventures. Except as set forth on Schedule 2 hereof, no URS Entity nor any Domestic

              Subsidiary is a general partner or a limited partner in any Partnership (as defined herein).

                   3.20 Existing Defaults. No URS Entity nor any Domestic Subsidiary is in default under any material term of any mortgage, lease, indenture, deed of trust or any other agreement to which it is a party or by which it or any of its properties may be bound and which would constitute an Event of Default or a Potential Event of Default under this Agreement. No URS Entity nor any Domestic Subsidiary is in material violation of any law, ordinance, rule or regulation to which it or any of its properties is subject and which would constitute an Event of Default or a Potential Event of Default under this Agreement.

                   3.21 Other Contracts. The performance by each URS Entity or any Domestic Subsidiary of all of its respective contracts or other commitments will not in the aggregate have a materially adverse effect upon the business or financial position of any URS Entity or any Domestic Subsidiary.
              Schedule 4 hereto contains a list of each presently existing contract or other commitment of each URS Entity or any Domestic Subsidiary which involves an amount of Fifteen Million Dollars ($15,000,000.00) or more, showing for each contract or other commitment the amount, the date of such contract or the date such commitment was incurred, the entity or the entities party to such contract or commitment, and the anticipated completion date of the performance. Except as disclosed in Schedule 4, no URS Entity nor any Domestic Subsidiary is in default in any material respect under any agreement listed in Schedule 4, and, to the knowledge of any URS Entity, there are no facts or circumstances which, if continued or on notice, will result in such a default under the agreements listed.

                   3.22 Leases. Schedule 5 is a list of all real property leases to which any URS Entity is a party. A true, correct and complete copy of each such lease has been delivered by each URS Entity to Wells Fargo. Each URS Entity and each Domestic Subsidiary enjoys peaceful and undisturbed possession under all the leases to which it is a party or under which it is operating. All of such leases are valid and subsisting and no default exists under any of them. No URS Entity is a party to any leases of personal property that is material to its business, the default of which would have a material adverse effect on the business, operations or condition, financial or otherwise, of the URS Entities in the aggregate.

                   3.23 Environmental Matters. Except as disclosed in writing to Wells Fargo by the URS Entities:

                   (a) The operations of each URS Entity and each of the Domestic Subsidiaries comply in all material respects with all applicable environmental, health and safety statutes and regulations, including, without limitation, regulations promulgated under the Federal Resource, Conservation and Recovery Act.

                   (b) None of the operations of any URS Entity or any of the Domestic Subsidiaries is the subject of federal or state investigation evaluating whether any remedial action, involving a material expenditure, is needed to respond to a release of any toxic or hazardous waste or substance into the environment.

                   (c) No URS Entity nor any of the Domestic Subsidiaries has any material contingent liability in connection with any release of any toxic or hazardous waste or substance into the environment.

                   3.24 Fire and Explosion. Neither the business nor the properties or operations of any URS Entity or any Domestic Subsidiary are materially affected by any fire, explosion, accident, strike, lockout or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or of the public enemy or other casualty (whether or not covered by insurance).

                   3.25 Investment Company Act. No URS Entity is, and immediately after the application by each URS Entity of the proceeds of each Loan will be, an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

                   3.26 Public Utility Holding Company Act. No URS Entity is subject to any state law or regulation regulating public utilities or similar entities, and is no URS Entity is, within the meaning of the Public Utility Holding Company Act of 1935, as amended, (a) a holding company; (b) a subsidiary or affiliate of a holding company; or (c) a public utility.

                   3.27 No Default. No Event of Default, or Potential Event of Default, has occurred.

                   3.28 No Subordination. The obligations of the URS Entities and the Domestic Subsidiaries under this Agreement and any of the Loan Documents are not subordinated in right of payment to any other obligation of any of the URS Entities or the Domestic Subsidiaries (other than this Agreement).

                   ARTICLE IV.    CONDITIONS PRECEDENT
                                  --------------------
                   4.1 Initial Extension of Credit. The obligation of Wells Fargo to make the first Loan or issue the first Letter of Credit, whichever occurs first, is subject to the fulfillment to Wells Fargo's satisfaction of each of the following conditions on the Closing Date:

                   (a) Wells Fargo shall have received a Note duly executed and delivered by each URS Entity;

                   (b) Wells Fargo shall have received, in form and substance satisfactory to it, a written opinion, dated the Closing Date, of Sheppard, Mullin, Richter & Hampton, counsel for each URS Entity (which counsel must be satisfactory to Wells Fargo), with respect to the matters set forth in Sections 3.1, 3.2, 3.4, 3.5, 3.7, 3.8, 3.9, 3.12 and 3.13 and such other legal matters relating hereto as Wells Fargo may reasonably request;

                   (c) Wells Fargo shall have received a continuing letter of credit agreement ("Continuing Letter of Credit Agreement"), dated the Closing Date and duly executed and delivered by each URS Entity, substantially in the form of Exhibit C hereto, with only such changes therein as may be approved by Wells Fargo;

                   (d) Wells Fargo shall have received evidence that the insurance required by Section 6.6 hereof is in effect;

                   (e) Wells Fargo shall have received good standing certificates for each URS Entity and each Domestic Subsidiary, dated within five (5) days of the Closing Date, from its state of incorporation, and from the following entities as a foreign corporation in the jurisdictions indicated: (i) URS Consultants, Inc., a New York corporation (in Massachusetts, New Jersey and Virginia); and (ii) URS Consultants, Inc. - Ohio, an Ohio corporation (in Virginia);

                   (f) Wells Fargo shall have received an officers' certificate ("Officers' Certificate"), dated the Closing Date and in form and substance satisfactory to Wells Fargo, from each URS Entity and Domestic Subsidiary executed by the President or a Vice President and a Secretary or an Assistant Secretary of each URS Entity or Domestic Subsidiary, as the case may be;

                   (g) Wells Fargo shall have received a check from a URS Entity in full payment of Wells Fargo's outside counsel fees and expenses incurred in connection with the preparation and negotiation of this Agreement and the Loan Documents; and

                   (h) Wells Fargo shall have received from each Guarantor and each obligee of subordinated Debt either (i) an acknowledgement of the amendment of the Prior Credit Agreement pursuant to this Agreement and reaffirming the effectiveness of the applicable Guaranty or Subordination Agreement or (ii) a new guaranty and subordination in form and substance satisfactory to Wells Fargo.

                   4.2 Conditions of Each Extension of Credit. The obligation of Wells Fargo to make, extend or convert any Loan or issue any Letter of Credit shall be subject to the fulfillment of each of the following conditions to Wells Fargo's satisfaction:

                   (a) if a Loan is to be made, Wells Fargo shall have received a Notice of Borrowing as provided in
                        Section 2.4 of this Agreement, substantially in the form of Exhibit B to this Agreement, with only such changes therein as may be approved by Wells Fargo;

                   (b) if a Commercial Letter of Credit is to be issued, Wells Fargo shall have received an Application for Commercial Letter of Credit, dated on or before the date of the issuance of the Letter of Credit and properly executed and delivered by each URS Entity, in substantially the form of Exhibit D to this Agreement, with only such changes therein as may be approved by Wells Fargo;

                   (c) if a Standby Letter of Credit is to be issued, Wells Fargo shall have received an Application for Standby Letter of Credit, dated on or before the date of the issuance of the Letter of Credit and properly executed and delivered by the each URS Entity, in substantially the form of Exhibit E to this Agreement, with only such changes therein as may be approved by Wells Fargo;

                   (d) the representations and warranties of each URS Entity set forth in Article III hereof and of each URS Entity or any Domestic Subsidiary in the Loan Documents shall be true and correct on the date of the making, extension or conversion of each Loan and the issuing of each Letter of Credit with the same effect as though such representations and warranties had been made on and as of such date;

                   (e)  the Loan Documents shall be in full force and effect;
                        and

                   (f) all other documents and legal matters in connection with the transactions contemplated by this Agreement, the Note and the Loan Documents shall be in satisfactory form and substance to Wells Fargo.

                   ARTICLE V.     ADDITIONAL RATE PROVISIONS
                                  --------------------------
                   5.1 Inability to Determine Rate. In the event Wells Fargo shall have determined (which determination shall be conclusive and binding) that by reason of circumstances affecting the interbank Eurodollar market, adequate and reasonable means do not exist for ascertaining LIBOR, Wells Fargo shall forthwith give telex notice of such determination, confirmed in writing, to each URS Entity. If such notice is given, and until such notice has been withdrawn by Wells Fargo, no additional LIBOR Loans shall be made and no additional conversions of Loans to LIBOR Loans shall be permitted, and at the end of the Interest Period relating to any outstanding LIBOR Loans the interest rate on such LIBOR Loans shall thereafter be equal to the interest rate applicable to Prime Loans pursuant to Sections 2.2 and 2.9 hereof.

                   5.2 Illegality: Termination of Commitment. Notwithstanding any other provisions herein, if any law, treaty, rule or regulation, or determination of a court or other governmental authority, or any change therein or in the interpretation or application thereof, shall make it unlawful for Wells Fargo to make or maintain LIBOR Loans, as contemplated by this Agreement, the obligation of Wells Fargo hereunder to make LIBOR Loans shall forthwith be cancelled, and Loans then outstanding as LIBOR Loans shall thereafter bear interest equal to the interest rate applicable to Prime Loans pursuant to Sections 2.2 and 2.9 hereof.

                   5.3 Charges: Legal Restrictions. In the event that any law, treaty, rule or regulation, or determination of a court or governmental authority, or any change therein or in the interpretation or application thereof, or compliance by Wells Fargo with any request or directive (whether or not having the force of law) from any governmental authority:

                   (a) does or shall subject Wells Fargo or any of its foreign offices to any tax of any kind whatsoever with respect to this Agreement, the Note, the Loans or the Letters of Credit, or change the basis of taxation of payments to Wells Fargo of principal, commitment fee, interest or any other amount payable hereunder (except for changes in the rate of tax on the overall net income of Wells Fargo); or

                   (b) does or shall impose, modify, or hold applicable any reserve, special deposit, compulsory loan, FDIC insurance, capital or other requirement against assets held by, deposits or other liabilities in or for the account of, advances or loans by, other credit extended by or any other acquisition of funds by, any office of Wells Fargo; or

                   (c) does or shall impose on Wells Fargo any other condition;


              and the result of any of the foregoing is to increase the cost to Wells Fargo of making, renewing, or maintaining the Loans or the Letters of Credit, or to reduce any amount receivable thereunder or under the Loan Documents; then, in any such case, each URS Entity shall promptly pay to Wells Fargo, upon demand, such amount or amounts as may be necessary to compensate Wells Fargo for any such additional cost or reduced amount received; provided, however, that Wells Fargo shall only demand payment by the URS Entities of those costs described in this Section
              5.3 that Wells Fargo generally imposes on its borrowers with respect to such matters. Wells Fargo shall deliver to the URS Entities a written statement of the losses or expenses sustained or incurred, and any reasonable allocation made by Wells Fargo of such losses and expenses shall be conclusive, absent manifest error.



                   ARTICLE VI.    AFFIRMATIVE COVENANTS
                                  ---------------------
                   Each URS Entity covenants that until the payment in full
              of all the Loans and all drawings under the Letters of Credit, and until the fulfillment of all of its obligations hereunder and under the Loan Documents, each URS Entity shall (and, to the extent appropriate, shall direct the Domestic Subsidiaries
              to) comply with the following covenants:

                   6.1 Accounting Records. Each URS Entity shall, and shall cause each Domestic Subsidiary to, maintain adequate books and accounts in accordance with GAAP consistently applied, and permit any representative of Wells Fargo, at any reasonable time during normal business hours, to inspect, audit and examine such books and inspect any of their properties, and shall furnish Wells Fargo with all information regarding the business or finances of each URS Entity and the Domestic Subsidiaries promptly upon Wells Fargo's request.

                   6.2 Proceeds. Each URS Entity will use the proceeds of the Loans only for working capital and other general corporate purposes and for purchases of its common stock to the extent permitted by Section 7.6 hereof, and each URS Entity will furnish Wells Fargo such evidence as it may reasonably require with respect to such use.

                   6.3 Financial Statements and Notices. Each URS Entity will furnish Wells Fargo:

                   (a) within sixty (60) days after the close of each quarterly accounting period in each fiscal year: (i) a consolidated statement of stockholders' equity and a consolidated statement of changes in financial position of each URS Entity and the Domestic Subsidiaries for such quarterly period; (ii) consolidated income statements of each URS Entity and the Domestic Subsidiaries for such quarterly period; and (iii) consolidated balance sheets of each URS Entity and the Domestic Subsidiaries as of the end of such quarterly period all in reasonable detail, subject to year-end audit adjustments and certified by each URS Entity's principal financial officer to have been prepared in accordance with GAAP consistently applied;

                   (b) within ninety (90) days after the close of each fiscal year, a copy of the annual audit report for such year for the URS Entities and the Domestic Subsidiaries, including therein: (i) a consolidated statement of stockholders' equity and a consolidated statement of changes in financial position of each URS Entity and the Domestic Subsidiaries for such fiscal year; (ii) consolidated income statements of the URS Entities and the Domestic Subsidiaries for such fiscal year; and (iii) consolidated balance sheets of the URS Entities and the Domestic Subsidiaries as of the end of such fiscal year; the consolidated income statements and balance sheets to be audited by Coopers & Lybrand, or another independent certified public accountant reasonably acceptable to Wells Fargo, and certified by such accountants to have been prepared in accordance with GAAP consistently applied;

                   (c) contemporaneously with each quarterly and year-end financial report required by the foregoing paragraphs
                        (a) and (b), a certificate of the president or chief financial officer of URS in form satisfactory to Wells Fargo showing compliance by each URS Entity with the quantitative financial covenants set forth in Section 6.12 hereof and stating that he or she has individually reviewed the provisions of this Agreement and that a review of the activities of such URS Entity and the Domestic Subsidiaries during such year or quarterly period, as the case may be, has been made by him or her or under his or her supervision, with a view to determining whether such URS Entity has fulfilled all its obligations under this Agreement, and that such URS Entity has observed and performed each undertaking contained in this Agreement and is not in default in the observance or performance of any of the provisions hereof or, if such URS Entity shall be so in default, specifying all such defaults and events of which he or she may have knowledge;

                   (d) promptly after they are sent, made available or filed, and in any event within sixty (60) days after the close of each quarterly accounting period in each fiscal year and within ninety (90) days after the close of each fiscal year, SEC filings on form 10Q and 10K, respectively, and copies of all other reports, proxy statements and financial statements that any URS Entity sends or makes available to its stockholders and all registration statements and reports that any URS Entity files with the SEC;

                   (e) within sixty (60) days after the end of each fiscal quarter (i) backlog reports in form and substance satisfactory to Wells Fargo, and (ii) aging reports with respect to all billed and unbilled receivables, in form and substance satisfactory to Wells Fargo;

                   (f)  as soon as possible, and in any event within three
                        (3) Business Days after any URS Entity has knowledge of (i) the occurrence of an Event of Default or a Potential Event of Default; or (ii) any default or event of default as defined in any evidence of Debt or under any agreement, indenture or other instrument under which such Debt has been issued, whether or not such Debt is accelerated or such default waived, the statement of the chief financial officer of such URS Entity setting forth details of such default, Potential Event of Default or event of default and the action which the URS Entities propose to take with respect thereto;

                   (g) by no later than May 15 of each calendar year, commencing with the 1996 calendar year, a list of all insurance coverage (and copies of all related insurance documentation) maintained by the URS Entities or the Domestic Subsidiaries pursuant to
                        Section 6.6 hereof;

                   (h) prompt written notice of any actual or threatened claims, litigation, suits, proceedings or disputes (whether or not purportedly on behalf of any URS Entity) against or affecting any URS Entity, any Domestic Subsidiary or any Partnership which, if adversely determined, would have a material adverse effect on the operations, business, properties or condition (financial or otherwise) of any URS Entity, any Domestic Subsidiary or any Partnership (without in any way limiting the foregoing, claims, litigation, suits, proceedings or disputes involving monetary amounts in excess of Five Hundred Thousand Dollars ($500,000.00), whether or not covered by insurance, shall be deemed to be material), or any material labor controversy resulting in or threatening to result in a strike against any URS Entity, any Domestic Subsidiary or any Partnership, or any proposal by any public authority to acquire any of the material assets or business of any URS Entity, any Domestic Subsidiary or any Partnership;

                   (i) as soon as available, any written report pertaining to material items with respect to matters involving any URS Entity's internal controls submitted to any URS Entity by it's independent public accountants in connection with each annual or interim special audit of the financial condition of each URS Entity and the Domestic Subsidiaries made by such accountants;

                   (j) prompt written notice of any condition or event which has resulted or might result in (i) a material adverse change in any URS Entity's consolidated condition (financial or otherwise) or operations; or
                        (ii) a breach of, or noncompliance with, any term, condition or covenant contained herein or in any Loan Documents; or (iii) a material breach of, or noncompliance with, any term, condition or covenant of any material contract to which any URS Entity or any Domestic Subsidiary is a party or by which it or its property may be bound;

                   (k)  as soon as possible, and in any event within thirty
                        (30) days after any URS Entity or any Domestic Subsidiary knows or has reason to know that any Reportable Event has occurred with respect to any Plan, a statement from the chief financial officer of such URS Entity setting forth details as to such Reportable Event and the action which the URS Entities or the affected Domestic Subsidiary proposes to take with respect thereto, together with a copy of the notice of such Reportable Event given to the PBGC if a copy of such notice is available to any URS Entity or the affected Domestic Subsidiary;

                   (l) promptly after the filing thereof with the United States Secretary of Labor or the PBGC, copies of each annual report with respect to each Plan; and

                   (m) promptly after receipt thereof, a copy of any notice any URS Entity, any Domestic Subsidiary or any member of the Controlled Group of Corporations (as defined in Section 1563(a) of the Internal Revenue Code of 1954, as amended, determined without regard to Sections 1563(a)(4) and 1563(e)(3)(c) of such Code) of which any URS Entity is a part may receive from the PBGC or the Internal Revenue Service with respect to any Plan; provided, however, that this Section 6.3(n) shall not apply to notices of general application promulgated by the Department of Labor; and

                   (n) such other reports or information as Wells Fargo may reasonably request from time to time.

                   All financial statements provided to Wells Fargo by the
              URS Entities shall be in form and substance satisfactory to Wells Fargo. Without limiting the generalities of the foregoing, those financial statements delivered to Wells Fargo pursuant to Sections 6.3(a) and (b) shall specifically include, without limitation, the percentage of "pass-through" revenues and expenses of subcontractors (which are revenues and expenses of subcontractors that are included as revenues and expenses, respectively, of any of the URS Entities), information on labor, rental and lease expenses. The URS Entities shall be deemed to have satisfied the requirements of Sections 6.3(a) and 6.3(b) hereof to the extent such information referred to therein is delivered pursuant to Section 6.3(d) hereof.

                   6.4 Corporate Existence. Each URS Entity shall, and shall cause each Domestic Subsidiary to, preserve and maintain its corporate existence and all of its licenses, permits, governmental approvals, rights, privileges and franchises necessary or desirable in the normal course of its business.

                   6.5 Compliance with Law. Each URS Entity shall, and shall cause each Domestic Subsidiary to, comply with the requirements of all applicable laws, rules, regulations (including, but not limited to, ERISA with respect to each of their Plans), orders of any governmental agency and all material agreements to which it is a party.

                   6.6 Insurance. Each URS Entity shall, and shall cause each Domestic Subsidiary to, maintain and keep in force insurance of the types and in amounts customarily carried in its lines of business, including, but not limited to, fire, public liability, property damage and worker's compensation, such insurance to be carried with companies and in amounts reasonably satisfactory to Wells Fargo, and deliver to Wells Fargo from time to time, as Wells Fargo may request, schedules setting forth all insurance then in effect.

                   6.7 Facilities. Each URS Entity shall, and shall cause each Domestic Subsidiary to, keep those properties useful or necessary to its business in good repair and condition, and from time to time make necessary repairs, renewals and replacements thereto so that its property shall be fully and efficiently preserved and maintained.

                   6.8 Taxes and Other Liabilities. Each URS Entity shall, and shall cause each Domestic Subsidiary to, pay and discharge when due, and prior to the date penalties attach thereto, any and all indebtedness, obligations, assessments and real and personal taxes, including, but not limited to, federal and state income taxes, except such as it may in good faith contest or as to which a bona fide dispute exists; provided, however, that provision is made to the satisfaction of Wells Fargo for prompt payment thereof in the event that it is found that the same are an obligation of any URS Entity or Domestic Subsidiary.

                   6.9 Filings. Each URS Entity shall from time to time record, register and file all such notices, statements and other documents and take such other steps, including, but not limited to, the amendment of the Loan Documents, as may be necessary or advisable to render fully valid and enforceable under all applicable laws the rights and priorities of Wells Fargo with respect to the Loan Documents or intended to be so furnished, in each case in such form and at such times as shall be satisfactory to Wells Fargo.

                   6.10 Tax Returns. Within ten (10) days of Wells Fargo's request therefor, each URS Entity shall furnish Wells Fargo with copies of federal income tax returns filed by each URS Entity and the Domestic Subsidiaries.

                   6.11 Change of Condition. Each URS Entity shall notify Wells Fargo thirty (30) days in advance of any change in the location of any of each URS Entity's places of business or of the establishment of any new, or the discontinuance of any existing, place of business.

                   6.12 Financial Tests. The URS Entities shall maintain:

                   (a) a ratio of Current Assets to Current Liabilities of not less than 1.15 to 1.00;

                   (b) Tangible Net Worth in an amount of not less than the sum of (i) $21,500,000 PLUS (b) 75% of cumulative quarterly net income, excluding net losses of the URS Entities and their subsidiaries;

                   (c) a ratio of Debt to Total Capitalization of not more than 1.00 to 2.00;

                   (d) a ratio of EBITDA LESS Capital Expenditures to Fixed Charge Expense of not less than 1.25 to 1.00; and

                   (e)  a ratio of Funded Debt to EBITDA of not more than
                        2.50 to 1.00;

                   6.13 Other Domestic Subsidiaries. With respect to any domestic subsidiary of any URS Entity (other than any Domestic Subsidiaries), or any other subsidiary created or acquired by any URS Entity in the future, if any such subsidiary shall at any time acquire assets which have an aggregate fair market value in excess of One Hundred Thousand Dollars ($100,000.00) and such subsidiary is consolidated with a URS Entity for the purpose of financial statements, within a reasonable time thereafter the URS Entities shall cause such subsidiary to execute any documentation and to take any other actions deemed necessary by Wells Fargo to guaranty all obligations of the URS Entities to Wells Fargo and to subordinate any indebtedness, whenever made, owing from any URS Entity to such Domestic Subsidiary to all indebtedness, whenever made, owing from any URS Entity to Wells Fargo. Any such subsidiary shall thereafter be included in the definition of "Domestic Subsidiaries" used herein.

                   6.14 Environmental Matters. Each URS Entity shall, and shall cause each Domestic Subsidiary to, conduct the operations of such URS Entity and each of the Domestic Subsidiaries in such a manner as to comply in all material respects with all applicable environmental, health and safety statutes and regulations, including, without limitation, regulations promulgated under the Federal Resource, Conservation and Recovery Act.

                   6.15 Maintenance of Demand Deposit Account. At least one of the URS Entities shall maintain a demand deposit account at Wells Fargo, which account shall have sufficient collected balances in order that each payment required to be made pursuant to Section 2.8 hereof will be available when due under the terms of this Agreement.


                   ARTICLE VII.   NEGATIVE COVENANTS
                                  ------------------
                   Each URS Entity agrees that until the payment in full of
              all the Loans and all drawings under the Letters of Credit, and until the fulfillment of all of its Obligations hereunder and under the Loan Documents, each URS Entity shall (and shall cause each Domestic Subsidiary to) comply with the following covenants:

                   7.1 Merger, Consolidation or Transfer of Assets. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary or Partnership to, without the prior written consent of Wells Fargo, change its name, change the nature of its business, sell, assign, transfer, pledge, lease or otherwise dispose of (whether in any one transaction or a series of transactions) all or substantially all of its assets, enter into any merger, consolidation, reorganization or recapitalization, or reclassify its capital stock, or liquidate, wind-up or dissolve itself (or suffer any liquidation or dissolution) except that any Domestic Subsidiary may merge into or transfer assets to each URS Entity and any Domestic Subsidiary may merge with or transfer assets to any one or more other wholly owned Domestic Subsidiaries.

                   7.2 Sale of Assets. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary or Partnership to, without the prior written consent of Wells Fargo, sell, transfer, lease or otherwise dispose of any of its assets outside the ordinary course of its business (including, but not limited to, sales, transfers, leases or other dispositions between or among any of each URS Entity and the Domestic Subsidiaries and the Partnerships).

                   7.3 Liens. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary or Partnership to, mortgage, pledge, grant or permit to exist a security interest in, or lien upon, any of its assets of any kind now owned or hereafter acquired, except for the following permitted liens ("Permitted Liens"): (a) existing liens reflected on the consolidated balance sheet (and notes thereto) of each URS Entity dated October 31, 1994 furnished to Wells Fargo pursuant to Section
              3.10 hereof, or any mortgage or lien which replaces an existing mortgage or other lien; provided, however, that the principal amount of the debt secured by the replacing mortgage or lien does not exceed the principal amount at the time of replacement of the existing mortgage or lien or cover property different from the property covered by the existing mortgage or lien; (b) carriers', warehousemen's, mechanics', landlords', materialmen's, suppliers', tax, assessment, governmental and other like liens and charges arising in the ordinary course of business securing obligations that are not incurred in connection with the obtaining of any advance or credit and which are not overdue, or are being contested in good faith by appropriate proceedings; provided, however, that provision is made to the satisfaction of Wells Fargo for the eventual payment thereof in the event it is found that such is payable by each URS Entity or any Domestic Subsidiary; (c) liens arising in connection with worker's compensation, unemployment insurance, appeal and release bonds and progress payments under government contracts; (d) the giving, simultaneously with or within sixty (60) days after the acquisition of tangible personal property, of any purchase money lien (including, but not limited to, vendor's rights under purchase contracts under an agreement whereby title is retained for the purpose of securing the purchase price thereof) on tangible personal property hereafter acquired and not heretofore owned by any URS Entity or any Domestic Subsidiary, or the acquiring hereafter of personal tangible property not heretofore owned by any URS Entity or any Domestic Subsidiary subject to any then existing lien (whether or not assumed); provided, however, that in each such case such lien is limited to such acquired tangible personal property; (e) attachment, judgment or similar liens in existence less than thirty (30) days after the entry thereof or with respect to which execution has been stayed or the payment of which is covered in full by insurance; and (f) liens on any common stock of any URS Entity.

                   7.4 Guaranties. Except as provided in the Guaranties, each URS Entity shall not, nor shall it permit any Domestic Subsidiary or Partnership to, become liable, directly or indirectly, as guarantor, surety, endorser (other than as endorser of negotiable instruments for deposit or collections in the ordinary course of business), accommodation endorser or otherwise, for any obligation of any other person or entity other than the obligations of any URS Entity or any Domestic Subsidiary.

                   7.5 Debt. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary or Partnership to, incur, create, assume, or permit to exist any Debt except: (a) the Loans and the Letters of Credit; (b) existing Debt as described on the consolidated balance sheet of each URS Entity (and notes thereto) dated October 31, 1994 and furnished to Wells Fargo pursuant to Section 3.10 hereof; (c) trade Debt incurred in the ordinary course of business, which Debt shall not be more than sixty (60) days past due at any time, unless contested by appropriate proceedings in good faith; (d) purchase money Debt incurred in connection with capital expenditures which are reasonable and necessary for the operation of such URS Entity's business; (e) Debt incurred for the purpose of refinancing any existing Debt secured by a lien on any asset of any URS Entity, as long as any excess proceeds obtained by such URS Entity, over and above the outstanding balance of the existing Debt being refinanced, are immediately paid to Wells Fargo to pay down the outstanding principal balance on the Note; and
              (f) Debt incurred in connection with capitalized lease obligations on equipment purchases.

                   7.6 Dividends; Stock Repurchases. URS shall not, nor shall it permit any Domestic Subsidiary that is not wholly-owned by a URS Entity to, make or declare any dividend (in cash, securities or any other form of property) on, or other payment or distribution on account of, any shares of any class of the capital stock of URS or any Domestic Subsidiary, or purchase, redeem, retire or otherwise acquire for value any of such entity's capital stock or options or other rights in respect thereof other than repurchases of common stock for an aggregate purchase price of all such stock not to exceed Three Million Dollars ($3,000,000.00) in any consecutive twelve month period, and except that the URS Entities may declare dividends and distributions payable only in capital stock or options to acquire capital stock of any of the URS Entities subject to the restrictions in Section 7.13 hereof.

                   7.7 Investments. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary or Partnership to, make or permit to remain outstanding any Investment, except (a) Investments by each URS Entity or a Domestic Subsidiary in any Domestic Subsidiary, subsidiary, Partnership, partnership or joint venture through which a URS Entity or Domestic Subsidiary, directly or indirectly, conducts any ordinary business, and Debt permitted by Section 7.5 hereof; (b) Investments in certificates of deposits issued by, and other deposits with, commercial banks organized under the laws of the United States or a State thereof having capital of at least One Hundred Million Dollars ($100,000,000.00); (c) Investments in short term marketable obligations of the United States of America or any agency or instrumentality thereof, the obligations of which are backed by the full faith and credit of the United States, and in open market commercial paper given the highest credit rating by a national credit agency and maturing not more than one year from the creation thereof; (d) current advances to suppliers in the ordinary course of each URS Entity's or such Domestic Subsidiary's business and payable or dischargeable in accordance with customary trade terms; (e) endorsements of negotiable instruments in the ordinary course of business; and (f) Capital Expenditures.

                   7.8 Prepayment. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary to, (a) prepay any subordinated Debt, Debt for borrowed money, Debt secured by any Permitted Lien, salaries or any other obligations of any URS Entity or Domestic Subsidiary to any person or entity, or enter into or modify any agreement as a result of which the terms of payment of any of the foregoing Debt are waived or modified, except prepayments to Well Fargo as permitted by this Agreement and payments in severance of employment to any employee of a URS Entity or Domestic Subsidiary or (b) make any principal payment on any of the Public Debt.

                   7.9 Transactions With Affiliates. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary to, directly or indirectly, enter into any transaction with or for the benefit of an affiliate on terms more favorable to the affiliate than would have been obtainable in arms' length dealings. As used in this Section, (a) "affiliate" means any person which directly or indirectly controls, is controlled by, or is under common control with, each URS Entity, and (b) "control" (including, with correlative meanings, "controlled by" and "under common control with") means possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of voting securities, by contract or otherwise); provided, however, that in any event any person or affiliated group which owns directly or indirectly five percent (5%) or more of a corporation's securities having ordinary voting power for the election of directors shall be conclusively presumed to control such corporation.

                   7.10 Misrepresentations. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary to, furnish Wells Fargo any certificate or other document that will contain any untrue statement of material fact or that will omit to state a material fact necessary to make it not misleading in light of the circumstances under which it was furnished.

                   7.11 Regulation U. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary to, directly or indirectly apply any part of the proceeds of the Loans to the purchasing or carrying of any "margin stock" within the meaning of Regulation U of the Federal Reserve Board, or any regulations, interpretations or rulings thereunder, other than the purchase of any URS Entity's capital stock.

                   7.12 Partnerships. Except as set forth on Schedule 2 hereto, neither any URS Entity nor any Domestic Subsidiary shall be a general partner or joint venturer in any Partnership without written notice to Wells Fargo, and such partnership or joint venture described in such notice shall thereafter be included in the definition of "Partnership" used herein.

                   7.13 Subsidiary Ownership. Each URS Entity shall not, unless required with respect to directors' qualifying shares, directly or indirectly, sell, assign, pledge or otherwise transfer (except to a URS Entity or a Domestic Subsidiary) any Debt of, or claim against, a Domestic Subsidiary or any shares of stock or securities of any other URS Entity or a Domestic Subsidiary, and will not permit a Domestic Subsidiary to sell, assign, pledge or otherwise transfer (except to each URS Entity or another Domestic Subsidiary) any Debt of, or claim against, each URS Entity or any other Domestic Subsidiary, or any shares of stock or securities of any other URS Entity or any other Domestic Subsidiary.

                   7.14 Acquisitions. Each URS Entity shall not, nor shall it permit any Domestic Subsidiary to, purchase or acquire any entity other than another URS Entity or a Domestic Subsidiary without the prior written consent of Wells Fargo.


                   ARTICLE VIII.  EVENTS OF DEFAULT
                                  -----------------
                   8.1 Events of Default. The occurrence of any of the following events ("Events of Default"), including, but not limited to, the events set forth in clause (h) below, shall permit Wells Fargo, at its option and upon written notice to each URS Entity, to (a) declare the principal of, and accrued interest on, the Loans and the Note due and payable in full, whereupon the same shall immediately become due and payable;
              (b) terminate the Commitment; and/or (c) exercise Wells Fargo's rights and remedies under the Loan Documents; provided, however, that if any of the events set forth in clause (g) below shall occur, then the principal of and accrued interest on the Loans and the Note, and all amounts available, but not drawn, under outstanding Letters of Credit, shall automatically, without any action of Wells Fargo, become immediately due and payable in full without presentment, demand, protest or other notice of any kind:

                   (a) any URS Entity shall fail to pay (i) within five (5) days after such payment is due, any payment of interest or fee payable hereunder or under any of the Loan Documents, or (ii) when due, any installment of principal payable hereunder or under any of the Loan Documents;

                   (b) any URS Entity or any Domestic Subsidiary shall revoke or repudiate its obligations to Wells Fargo fail to observe or perform any other Obligations to be observed or performed by it under this Agreement or any of the Loan Documents; provided, however, that any such failure to observe or perform which is reasonably certain of being cured (demonstrated by the URS Entities to the reasonable satisfaction of Wells Fargo) may be cured within thirty (30) days of the earlier of notice from Wells Fargo or any URS Entity's discovery of the occurrence of such failure to observe or perform.

                   (c) a default shall occur under any document or instrument (i) evidencing any indebtedness or other obligations owing to any of the Blum Entities or in connection with the Public Debt, or (ii) evidencing Debt incurred by any URS Entity or any Domestic Subsidiary or any Partnership (other than Debt of any Domestic Subsidiary or Partnership to each URS Entity or to another Domestic Subsidiary or Partnership) or under any indenture, agreement or other instrument under which such Debt may be issued if the indebtedness or liability under such contracts or instruments exceeds $1,000,000 individually or (when combined with any and all other defaulted obligations of all URS Entities) exceeds $3,000,000 in the aggregate, or any event shall occur under any of the foregoing which would permit any holder or holders of the Debt outstanding thereunder to declare the same due and payable before its stated maturity, whether or not such acceleration occurs or such default be waived; provided, however, that any such default which is reasonably certain of being cured (demonstrated by the URS Entities to the reasonable satisfaction of Wells Fargo) may be cured within thirty (30) days of the earlier of notice from Wells Fargo or any URS Entity's discovery of such default, but such thirty (30) day cure period shall run concurrently with (and not in addition to) any period of grace or cure period provided in such other contract or instrument, including any instrument in connection with the Public Debt;

                   (d) any financial statement, representation, warranty or certificate made or furnished by Guarantor, any URS Entity or any Domestic Subsidiary or Partnership to Wells Fargo in connection with this Agreement or the Loan Documents, or as inducement to Wells Fargo to enter into this Agreement or the Loan Documents, or in any separate statement or document to be delivered hereunder or thereunder to Wells Fargo, shall be materially false, incorrect, or incomplete when made;

                   (e) any URS Entity or any Domestic Subsidiary or Partnership shall suffer final judgments for payment of money aggregating for all URS Entities and all Domestic Subsidiaries in excess of Five Hundred Thousand Dollars ($500,000) and shall not discharge or fully bond the same within a period of twenty (20) days unless, pending further proceedings, execution has not been commenced or, if commenced, has been effectively stayed;

                   (f) any obligee of Subordinated Debt shall fail to comply with the subordination provisions of the documents or instruments evidencing such Subordinated Debt;

                   (g) any URS Entity or any Domestic Subsidiary or Partnership shall institute a voluntary case seeking liquidation or reorganization under Chapter 7 or Chapter 11, respectively, of the United States Bankruptcy Code, or shall consent to the institution of an involuntary case thereunder against it; or any URS Entity or any Domestic Subsidiary or Partnership shall file a petition initiating or shall otherwise institute any similar proceeding under any other applicable federal or state law, or shall consent thereto; or each URS Entity or any Domestic Subsidiary or Partnership shall apply for, or by consent or acquiescence there shall be an appointment of, a receiver, liquidator, sequestrator, trustee, or other officer with similar powers, of any URS Entity or any Domestic Subsidiary or Partnership or of all or a part of the property of any of the foregoing; or any URS Entity or any Domestic Subsidiary or Partnership shall make an assignment for the benefit of creditors; or any URS Entity or any Domestic

                        Subsidiary or Partnership shall admit in writing its inability to pay its debts generally as they become due; or, if an involuntary case shall be commenced seeking the liquidation or reorganization of any URS Entity or any Domestic Subsidiary or Partnership under Chapter 7 or Chapter 11, respectively, of the United States Bankruptcy Code, or any similar proceeding shall be commenced against any URS Entity or any Domestic Subsidiary or Partnership under any other applicable federal or state law, and (i) the petition commencing the involuntary case is not timely controverted; (ii) the petition commencing the involuntary case is not dismissed within sixty (60) days of its filing; (iii) an interim trustee is appointed to take possession of all or a portion of the property and/or to operate all or any part of the business of any URS Entity or any Domestic Subsidiary or Partnership; or (iv) an order for relief shall have been issued or entered therein; or a decree or order of a court having jurisdiction in the premises for the appointment of a receiver, liquidator, sequestrator, trustee or other officer having similar powers of each URS Entity or any Domestic Subsidiary or Partnership, or of all or a part of the property of any of the foregoing, shall have been entered; or any other similar relief shall be granted against each URS Entity or any Domestic Subsidiary or Partnership under any applicable federal or state law;

                   (h) any default or Event of Default occurs under any of the Loan Documents;

                   (i)  any Reportable Event occurs  and continues for thirty
                        (30) days after written notice from Wells Fargo to any URS Entity which Wells Fargo determines in good faith constitutes grounds for the termination of any Plan by the PBGC or for the appointment of a trustee to administer any Plan, or any Plan shall be terminated within the meaning of Title IV of ERISA or a trustee shall be appointed to administer any Plan; and in case of the occurrence of any of the above, the aggregate amount of the URS Entity's liability to the PBGC under Sections 4062, 4063 and 4064 of ERISA as determined in good faith by Bank could exceed 5% of consolidated tangible net worth, and such liability of the URS Entity is not covered in full, for the benefit of the URS Entity, by insurance.

                   (j) Wells Fargo shall have determined (which determination shall be final and conclusive and shall be binding upon each URS Entity) that one or more conditions exist or events have occurred which, in

                        Wells Fargo's reasonable judgment, might indicate, or result in, a material adverse change in the operations, business, property or assets of, or in the condition (financial or otherwise) of, any URS Entity or any Guarantor or in the ability of any URS Entity or any Guarantor to meet in the normal course of business its Obligations under this Agreement, the Note or the Loan Documents; and

                   (k) any of the Loan Documents shall cease for any reason to be in full force and effect or any party thereto (other than Wells Fargo) shall purport to disavow its Obligations thereunder, shall declare that it does not have any further Obligations thereunder, or shall contest the validity or enforceability thereof.

                   8.2 Remedies. After any acceleration, as provided for in Section 8.1 hereof, Wells Fargo shall have, in addition to the rights and remedies given it by this Agreement, the Note and the Loan Documents, all those allowed by all applicable laws.


                   ARTICLE IX.    MISCELLANEOUS
                                  -------------
                   9.1 Waiver of Jury Trial. Wells Fargo and each URS Entity hereby irrevocably waives all right to trial by jury in any action, proceeding or counterclaim arising out of or relating to the Loan Documents or the transactions contemplated thereby.

                   9.2 Waivers. Any waiver, permit, consent or approval by Wells Fargo of any Event of Default or breach of any provision, condition or covenant of this Agreement, the Note or any of the Loan Documents must be in writing and shall be effective only to the extent it is set forth in writing. No waiver of a specific breach or Event of Default shall operate as a waiver of any other breach or Event of Default or of the same breach or Event of Default occurring at a later time.

                   9.3 Failure or Delay. No failure or delay on the part of Wells Fargo in the exercise of any power, right or privilege under this Agreement, the Note or any of the Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise of any other power, right or privilege.

                   9.4 Setoff. In addition to any rights now or hereafter granted under applicable law, and not by way of limitation of any such rights, upon the occurrence of any Event of Default Wells Fargo is hereby authorized by each URS Entity at any time or from time to time without notice to each URS

              Entity or to any other person, including, but not limited to, any Guarantor (any such notice being hereby expressly waived), to set off and to appropriate and to apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit), whether matured or unmatured, and any other indebtedness at any time held or owing by Wells Fargo to or for the credit or the account of any URS Entity, against and on account of the Obligations and liabilities of the URS Entities to Wells Fargo under this Agreement, the Note or the Loan Documents, including, but not limited to, all claims of any nature or description arising out of or in connection with this Agreement, the Note or the Loan Documents, irrespective of whether or not (a) Wells Fargo shall have made any demand hereunder or under any of the Loan Documents or (b) Wells Fargo shall have declared the principal of and interest on the Loans and the Note and other amounts due hereunder and under the Loan Documents to be due and payable, and although said obligations and liabilities, or any of them, shall be contingent or unmatured.

                   9.5 Cumulative Rights. All rights and remedies existing under this Agreement, the Note and the Loan Documents are cumulative to, and not exclusive of, any rights or remedies otherwise available under applicable law.

                   9.6 Severability. Any provision of this Agreement, the Note or the Loan Documents which is prohibited or unenforceable in any jurisdiction, shall be, only as to such jurisdiction, ineffective to the extent of such prohibition or unenforceability, but all the remaining provisions of this Agreement, the Note and the Loan Documents shall remain valid.

                   9.7 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of Wells Fargo and each URS Entity and their respective successors and assigns; provided, however, that each URS Entity may not assign or transfer its rights or obligations under this Agreement without the prior written consent of Wells Fargo. Wells Fargo reserves the right to sell, assign, transfer, negotiate or grant participations in all or any part of, or any interest in, Wells Fargo's rights and obligations under this Agreement, the Note and the Loan Documents, provided that any sale or assignment of Wells Fargo's rights and obligations shall be in minimum amounts of Five Million Dollars ($5,000,000); provided, however, that with respect to any such sales or assignments (but not with respect to any participations), the URS Entities shall have the right to consent to any proposed assignee, which consent shall not be unreasonably withheld. In connection therewith, Wells Fargo may disclose all documents and information which Wells Fargo now or hereafter may have relating to the Loans the Letters of Credit, any URS Entity, the Domestic Subsidiaries, the Partnerships, any Guarantor or the business of any of the foregoing entities provided that Wells Fargo shall have obtained an agreement from any such proposed assignee to return to Wells Fargo any nonpublic information regarding any URS Entity supplied by Wells Fargo to such proposed assignee.

                   9.8 Notices. Any notice which any URS Entity or Wells Fargo may be required or may desire to give to the other party under any provision of this Agreement, the Note or the Loan Documents shall be in writing and shall be deemed to have been given or made when transmitted by facsimile or deposited in the mail, postage prepaid, and addressed as follows:

                   To each URS Entity:
                                       c/o URS Corporation
                                       100 California Street, Suite 500
                                       San Francisco, CA 94111
                                       Attention:  Kent P. Ainsworth
                                                   Chief Financial Officer
                                       Fax: (415) 398-1905

                   To Wells Fargo:     Wells Fargo Bank, National
                                       Association
                                       Corporate Banking Group
                                       420 Montgomery Street
                                       San Francisco, California 94163
                                       Attention: Richard R. DaCosta
                                                  Assistant Vice President
                                       Fax: (415) 421-1352

              Wells Fargo or any URS Entity may change the address or the facsimile number to which all notices, requests and other communications are to be sent to it by giving written notice of such change to the other party in conformity with this Section, but such change shall not be effective until notice of such change has been received by the other party.

                   9.9 Publicity. Except as may be required by law in connection with any regulatory filing, each URS Entity shall not, without the prior written approval of Wells Fargo, make any publicity release, advertisement, public statement or announcement regarding the transactions contemplated hereby.

                   9.10 Costs, Expenses and Attorneys' Fees. Each URS Entity will reimburse Wells Fargo for all reasonable costs and expenses, including, but not limited to, reasonable attorneys' fees and expenses (which counsel may be Wells Fargo employees), expended or incurred by Wells Fargo in the preparation and negotiation of this Agreement and the Loan Documents, in amending this Agreement or the Loan Documents, in collecting any sum which becomes due Wells Fargo on the Note or under this Agreement or the Loan Documents, or in the protection, perfection, preservation and enforcement of any and all rights of Wells Fargo in connection with this Agreement, the Note or any of the Loan Documents, including, without limitation, the fees and costs incurred in any out-of-court work out or a bankruptcy or reorganization proceeding.

                   9.11 Securities Indemnification. Each URS Entity will indemnify and hold Wells Fargo and each person, if any, who controls Wells Fargo within the meaning of the Securities Act of 1933, as amended (the "Act"), harmless against any lawsuits, claims, damages, liabilities or expenses (including, but not limited to, the reasonable costs of investigating and defending against any claims therefor and any counsel fees and expenses incurred in connection therewith), which may be based upon the Act, any other statute or at common law on the ground, or alleged ground, that the private placement memorandum includes, or allegedly includes, an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading.

                   9.12 Counterparts. This Agreement may be executed in any number of counterparts each of which shall be an original with the same effect as if the signatures thereto and hereto were upon the same instrument.

                   9.13 Governing Law. The validity, construction and effect of this Agreement and the Note shall be governed by the laws of the State of California, but giving effect to federal laws applicable to national and federally insured banks.

                   9.14 Complete Agreement. This written Agreement, together with the exhibits to this Agreement, is intended by Wells Fargo and each URS Entity as a final expression of their agreement and is intended as a complete statement of the terms and conditions of their agreement. As of the Closing Date, this Agreement shall cancel and supersede the Prior Credit Agreement.

                   9.15 Collateral Release; Existing Loan Documents. Upon the receipt by Wells Fargo of certified copies of Requests for Information (Form UCC-3) from the appropriate governmental entities listing all effective financing statements which name any URS Entity or any Domestic Subsidiary as debtor and which are filed in such jurisdictions as to which Wells Fargo and the URS Entities shall agree, together with copies of all such other financing statements (none of which shall evidence any liens other than Permitted Liens), Wells Fargo shall release and extinguish any and all of its right, title and interest, including security interests, liens, pledges, financing statements, encumbrances, mortgages and claims, created under the Security Documents (as defined in the Prior Credit Agreement) in and to the Collateral. After the receipt of such Requests for Information regarding any URS Entity or Domestic

              Subsidiary, Wells Fargo shall execute any and all documents prepared by any URS Entity and reasonably acceptable to Wells Fargo, as is necessary to timely terminate all of the Security Documents with respect to such URS Entity or Domestic Subsidiary, including, but not limited to, UCC termination statements. Notwithstanding such termination and release, the Existing Guaranties, the URS Entities Subordination Agreements and the Blum Entities Subordination Agreement remain and shall remain in full force and effect without modification on and after the Closing Date pursuant to the terms of reaffirmation agreements executed on even date herewith. Subject to the termination of the security interest as provided in this
              Section 9.15, this Agreement amends and restates in its entirety the Prior Credit Agreement; provided however, that until receipt by Wells Fargo of such Requests for Information in a form acceptable to Wells Fargo, the security interests, liens and pledges created pursuant to the Prior Credit Agreement (including, without limitation, the security interests, liens and pledges pursuant to Article II thereof) and any documents related thereto, and any Events of Default (as defined in the Prior Credit Agreement) pertaining to the Collateral (as defined in the Prior Credit Agreement) and any remedies related thereto shall remain in full force and effect.

                   IN WITNESS WHEREOF, Wells Fargo and each URS Entity have
              caused this Agreement to be duly executed on the day and year first written at the head of this Agreement.

            WELLS FARGO BANK,                  URS CORPORATION,
            NATIONAL ASSOCIATION                a Delaware Corporation

            By: __________________________     By: _______________________
            Title: _______________________     Title:  VP - CFO


                                               URS CONSULTANTS, INC.,
                                                a Delaware corporation

                                               By: _______________________
                                               Title: VP - CFO


              Acknowledged and consented to as of the date first written above:

            URS CONSULTANTS, INC. -            URS CONSULTANTS, INC. -
            CALIFORNIA, a California           COLORADO, a Colorado
            corporation                        corporation


            By: _____________________          By: _____________________
            Its: VP - CFO                      Its: VP - CFO


            URS CONSULTANTS, INC.,             URS CONSULTANTS, INC. -
            a New York corporation             FLORIDA, a Florida corporation


            By: _____________________          By: ______________________
            Its: VP - CFO                      Its: VP - CFO


            URS CONSULTANTS, INC. -            URS CONSULTANTS, INC. - TEXAS,
            WASHINGTON, a Washington           a Texas corporation
            corporation

                                               By: _______________________
            By: _____________________          Its: VP - CFO
            Its: VP - CFO


            URS CONSULTANTS, INC. -
            OHIO, an Ohio corporation


            By: _____________________
            Its: VP - CFO

                                                EXHIBIT A TO CREDIT AGREEMENT
                                                -----------------------------
                                 THIRD RESTATED LINE NOTE
                                 ------------------------

              $15,000,000.00                        San Francisco, California
                                                                 May 12, 1995


                   1. Principal: Definitions. FOR VALUE RECEIVED, each of the undersigned Borrowers, jointly and severally, promises to pay to the order of Wells Fargo Bank, N.A. (herein, together with any successor or assign who becomes holder of this Note, called "Wells Fargo") at 420 Montgomery Street, San Francisco, California, or at such other place as Wells Fargo may designate, in lawful money of the United States of America, the principal sum of Fifteen Million Dollars ($15,000,000.00), or so much thereof as may be advanced and be outstanding, with interest thereon as provided in Section 3 of this Note.

                   This is the "Note" described in Section 2.1 of that URS
              Entities Third Restated Credit Agreement (the "Agreement") dated as of the date hereof among Borrowers and Wells Fargo. This Note is made pursuant to and is subject to the terms of the Agreement. All capitalized terms used herein and not otherwise defined herein shall have the meanings set forth in the Agreement.

                   2. Loans. The unpaid principal balance of this obligation at any time shall be the total amounts loaned hereunder by Wells Fargo, less the amount of principal payments made hereon by or for Borrowers, which balance may be endorsed on a schedule attached hereto from time to time by Wells Fargo and which reported balance shall be presumed correct and shall constitute prima facie evidence of the existing balance as of the date on the attached schedule from time to time. The outstanding principal balance of this Note, together with all accrued and unpaid interest thereon, shall be immediately due and payable in full on April 30, 1997.

                   Loans hereunder, up to the maximum Available Commitment
              hereunder from time to time, may be made by Wells Fargo up to and including April 30, 1997, as provided in the Agreement.
              All Loans hereunder may be made by Wells Fargo, subject to and upon the terms and limitations described in Article II and the other provisions of the Agreement, by crediting such account(s) of any of the Borrowers as the Borrowers and Wells Fargo shall agree from time to time, provided that Wells Fargo shall have received a written Notice of Borrowing no later than two Business Days prior to such Loan as provided in Section 2.4 of the Agreement.

                   Payments of the Loans shall be made pursuant to the terms
              and conditions of Section 2.8 of the Agreement. Borrowers may prepay Prime Loans only upon those terms and conditions set forth in Section 2.6 of the Agreement.

                   3. Interest. The outstanding principal balance of Loans under this Note (including any Loans for drafts paid by Wells Fargo under any Letters of Credit from the date of such payment by Wells Fargo until fully repaid by the Borrowers) shall bear interest from the date there until due and payable (whether at stated maturity, by acceleration, or otherwise), computed on the basis of a year of three hundred and sixty (360) days, actual days elapsed, (a) in the case of Prime Loans, at a fluctuating rate per annum equal to the Prime Rate as from time to time in effect, or (b) in the case of LIBOR Loans, at a rate per annum equal to LIBOR for the applicable Interest Period plus one and one-half percent (1.5%); provided, however, that if the ratio of Funded Debt to EBITDA for the Borrowers on a consolidated basis is greater than 2.0 to 1.0, the interest rate then in effect from time to time as calculated herein and pursuant to Section 2.2 of the Agreement shall be increased by one-half percent (0.5%). Notwithstanding the foregoing, overdue payments of principal (and of interest to the extent permitted by law) on the Loans shall bear interest at a fluctuating rate per annum equal to two percent (2%) above the respective rates of interest otherwise applicable for such day until such unpaid amount has been paid in full (whether before or after judgment); provided, however, that such rate of interest shall in no event be less than the interest rate in effect at the time such payment was due. All interest on such overdue payments shall be compounded monthly and be payable on demand.

                   The term "Prime Rate" shall mean the rate of interest most recently announced by Wells Fargo at its principal office in San Francisco as its Prime Rate, with the understanding that Wells Fargo's Prime Rate is one of its base rates and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto, and is evidenced by the recording thereof in such internal publications as Wells Fargo may designate. The Borrowers acknowledge their understanding that the Prime Rate is not necessarily the lowest rate charged by Wells Fargo for such loans or other loans.
              Each change in the rate of interest shall become effective as of 12:01 a.m. on the Business Day on which each change in the Prime Rate is announced by Wells Fargo.

                   Interest shall be paid in lawful money of the United
              States of America.

                   4. Default. Unless otherwise specified in the Agreement, if any principal or interest is not paid when due hereunder, or if any Event of Default under the Agreement or any other Loan Document occurs, then in any such event Wells Fargo may declare all principal, interest and charges owing under this Note immediately due and payable, and Wells Fargo shall be under no obligation to make any further Loans hereunder.

                   5. Costs, Expenses, etc. Pursuant to Section 9.10 of the Agreement, the Borrowers jointly and severally promise to pay on demand all reasonable costs and expenses, including attorneys' fees, expended or incurred by Wells Fargo in connection with the enforcement of this Note, the collection of any sums due hereunder, any actions for declaratory relief in any way related to this Note, or the protection or preservation of any rights or security of Wells Fargo hereunder, together with interest thereon at the same rate as then applicable to principal under this Note.

                   6. Borrowers Are Not Guarantors. Each Borrower acknowledges that, as to all other Borrowers, it is not a guarantor or accommodation maker, but rather is jointly and severally liable for the full indebtedness evidenced by this Note. However, in the event that any Borrower is ever deemed found or concluded by any court or other tribunal to be a guarantor or accommodation maker, then such Borrower shall be deemed to have made, and hereby does make, the following warranties and waivers:

                   (a) Warranties. Each Borrower warrants that: (i) Wells Fargo has made no representation to any Borrower as to the creditworthiness of any other Borrower and (ii) each Borrower has established adequate means of obtaining from each other Borrower on a continuing basis financial and other information pertaining to such Borrower's financial condition. Each Borrower agrees to keep adequately informed from such means of any fact, events or circumstances which might in any way affect such Borrower's risks hereunder. Each Borrower further agrees that Wells Fargo shall have no obligation to disclose to any Borrower any information or material about any other Borrower which is acquired by Wells Fargo in any manner. The liability of each Borrower hereunder shall be reinstated and revived, and the rights of Wells Fargo shall continue, if and to the extent for any reason any amount at any time paid on account of any obligation of any Borrower to Wells Fargo is rescinded or must otherwise be restored by Wells Fargo, whether as a result of any proceedings in bankruptcy or reorganization or otherwise, all as though such amount had not been paid.

                   (b)  Waivers.

                        (1) Each Borrower waives any right to require Wells Fargo to: (1) proceed against any person, including any other Borrower; (2) proceed against or exhaust any security held from any Borrower or any other person; (3) give notice of the terms, time and place of any public or private sale of personal property security held from any Borrower or any other person, or otherwise comply with any other provisions of Section 9504 of the California Uniform Commercial Code; (4) pursue any other remedy in Wells Fargo's power; or (5) make any presentments or demands for performance, or give any notices of nonperformance, protest, notices of protest or notices of dishonor in connection with any obligations or evidences of indebtedness held by Wells Fargo as security for any secured obligation or in connection with the creation of new or additional obligations.

                        (2)  Each Borrower waives any defense to the
              obligations hereunder based upon or arising by reason of: (1) any disability or other defense of any other Borrower or any other person; (2) the cessation or limitation from any cause whatsoever, other than payment in full, of any obligation or indebtedness of any Borrower to Wells Fargo; (3) any lack of authority of any officer, director, agent or any other person acting or purporting to act on behalf of any Borrower, or nay defect in the formation of any Borrower; (4) the application by any Borrower of the proceeds of any indebtedness incurred to Wells Fargo for purposes other than the purposes represented by such Borrower to Wells Fargo or intended or understood by Wells Fargo or any Borrower; (5) any act or omission by Wells Fargo which directly or indirectly results in or aids the discharge of any Borrower of any obligation or indebtedness of any Borrower to Wells Fargo by operation of law or otherwise; or
              (6) any modification of any obligation or indebtedness of any Borrower to Wells Fargo, in any form whatsoever including any modification made after revocation hereof to any such obligations incurred prior to such revocation, and including without limitation the renewal, extension, acceleration or other change in time for payment of such obligation or indebtedness to Wells Fargo, or other change in the terms, including any increase or decrease of the rate of interest thereon. Until all obligations and indebtedness shall have been paid in full, no Borrower shall have any right of subrogation, and each Borrower waives any defense it may have based upon any election of remedies by Wells Fargo which destroys such Borrower's subrogation rights or such Borrower's rights to proceed against any other Borrower for reimbursement, including without limitation any loss of rights any Borrower may suffer by reason of any rights, powers or remedies of any Borrower in connection with any anti-deficiency laws or any other laws limiting, qualifying or discharging any Borrower's obligations. Each Borrower further waives any right to enforce any remedy which Wells Fargo now has or may hereafter have against any other Borrower or any other person, and waives any benefit of, or any right to participate in any security whatsoever now or hereafter held by Wells Fargo.

                   (c) Borrower's Understandings with Respect to Waivers. Each Borrower warrants and agrees that each of the waivers set forth above is made with such Borrower's full knowledge of its significance and consequences, and that under the circumstances, each waiver is reasonable and not contrary to public policy or law. If any of said waivers is determined to be contrary to any applicable law or public policy, such waiver shall be effective only to the extent permitted by law.

                   (d)  Subordination.   Any indebtedness of any Borrower
              held by any other Borrower is subordinated to any obligation or indebtedness of any Borrower to Wells Fargo pursuant to subordination agreements as described in the Agreement and the Loan Documents. Such indebtedness of any such Borrower to any such other Borrower is assigned to Wells Fargo as security for any obligation or indebtedness of any Borrower to Wells Fargo and, if Wells Fargo requests, shall be collected and received by such Borrower as trustee for Wells Fargo and paid over to Wells Fargo on account of such obligation or indebtedness to Wells Fargo but without reducing or affecting in any manner the liability of such Borrower under the other provisions of this Note. Any notes now or hereafter evidencing such indebtedness of any such Borrower to any other Borrower shall be marked with a legend that the same are subject to the lien of Wells Fargo and, if Wells Fargo so requests, shall be delivered to Wells Fargo. Each Borrower will, and Wells Fargo is hereby authorized to, in the name of each such Borrower, from time to time to execute such documents and take such actions as Wells Fargo deems necessary or appropriate to perfect, preserve and enforce its rights hereunder.

                   7.   Miscellaneous.

                   (a) No waiver by Wells Fargo of any breach, default or failure of condition under this Note shall be implied from any failure of Wells Fargo to take (or any delay by Wells Fargo in taking) action with respect to any such breach, default or failure of condition. A waiver by Wells Fargo of any provision of this Note must be in writing and shall be limited to its express written terms.

                   (b) Each Borrower hereby waives presentment, demand, notice of dishonor, notice of default, notice of acceleration, notice or protest and nonpayment, and diligence in taking any action to collect any sums owing under this Note or in enforcing any other rights and interest in and to any collateral securing payment of this Note.

                   (c) Time is of the essence with respect to every provision hereof.

                   (d) This Note shall be construed and enforced in accordance with the law of the State of California, except to the extent that Wells Fargo has greater rights or remedies under Federal law, whether as a national bank or otherwise, in which case such choice of California law shall not be deemed to deprive Wells Fargo of such rights and remedies as may be available under Federal law.

                                     "BORROWERS"

                                     URS CORPORATION,
                                     a Delaware corporation


                                     By: _____________________________

                                         Title: _________________________



                                     URS CONSULTANTS, INC.,
                                     a Delaware corporation

                                     By: _____________________________

                                         Title: _______________________

                                                EXHIBIT B TO CREDIT AGREEMENT
                                                -----------------------------
                                    NOTICE OF BORROWING
                                    -------------------
                                  [Borrower's Letterhead]

                                           [Date]

              Wells Fargo Bank, National Association
              Corporate Banking Group
              420 Montgomery Street
              San Francisco, CA  94163

                   Re:  URS Entities Third Restated
                        Credit Agreement dated May 12, 1995
                        -----------------------------------
              Dear Sirs:

                   Please be advised that pursuant to the above-referenced
              agreement (the "Credit Agreement"), the undersigned hereby give you notice that we wish to request a Loan which shall be a [Prime Loan] [LIBOR Loan] in the amount of ___________________ _____________________ Dollars ($______________) on ___________
              _________, 19___ ("Borrowing Date"). [With respect to such LIBOR Loan, the duration of the Interest Period applicable to such Revolving Credit Loan shall be ________________________.]

                   We confirm that each of the conditions relating to the
              undersigned set forth in Section 4.2 of the Credit Agreement will be satisfied on and as of the Borrowing Date of such Loan and, specifically, that the representations and warranties set forth in Article III of the Credit Agreement will be true on and as of such Borrowing Date with the same effect as though such representations and warranties had been made on and as of the Borrowing Date.

                   All capitalized terms used herein shall have the meanings
              ascribed to them in the Credit Agreement.

                                             Very truly yours,

                                             [Borrower]

                                             By: __________________________












                                                          Notice of Borrowing
                                             1

                                               EXHIBIT C TO CREDIT AGREEMENT
                                               -----------------------------

                                                       CONTINUING STANDBY AND
                   WELLS FARGO BANK     COMMERCIAL LETTER OF CREDIT AGREEMENT


                   To: WELLS FARGO BANK, N.A.

                        In consideration of Wells Fargo Bank, National
              Association, at the request and for the account of the undersigned Applicant, and, unless otherwise specifically provided in any Loan Document, at the option of Wells Fargo, issuing standby letters of credit and/or commercial letters of credit pursuant to applications for standby letters of credit, applications for commercial letters of credit and the terms and conditions of this Agreement, Applicant hereby agrees that the terms and conditions hereinafter set forth shall apply to each such Application, to the Credit issued by Wells Fargo pursuant to such Application, to the issuance of each such Credit, and to transactions under each such Application, each such Credit and this Agreement.

                        SECTION 1. DEFINITIONS. As used in this Agreement, the following terms shall have the meanings set forth after each term: "Acceptance" shall mean any time draft drawn or made, or purported to be drawn or made, under any Credit, and accepted for payment by Wells Fargo or by any other bank specified by Wells Fargo to accept such time draft for payment. "Acceptance Fee" shall mean the fee, computed at the acceptance fee rate specified by Wells Fargo, charged by Wells Fargo when each Acceptance is created on the amount of each Acceptance for the time period each such Acceptance is to be outstanding. "Agreement" shall mean this Continuing Standby and Commercial Letter of Credit Agreement as it may be revised or amended from time to time pursuant to its terms. "Applicant" shall mean the person or persons or the entity or entities signing this Agreement. "Application" shall mean an Application for Standby Letter of Credit and/or an Application for Commercial Letter of Credit and/or an application for amendment of a Credit or any combination of such applications, as the context may require. "Application for Commercial Letter of Credit" shall mean Wells Fargo's printed form titled "Application for Commercial Letter of Credit" or any other form acceptable to Wells Fargo on which Applicant applies for the issuance by Wells Fargo of a Commercial Credit. "Application for Standby Letter of Credit" shall mean Wells Fargo's printed form titled "Application for Standby Letter of Credit" or any other form acceptable to Wells Fargo on which Applicant applies for the issuance by Wells Fargo of a Standby Credit. "Beneficiary" shall mean any person or entity named on an Application as the beneficiary or any person or entity who is the transferee of any such beneficiary. "Collateral" shall mean the Property, together with the proceeds of such Property, securing any or all the obligations and liabilities of Applicant to Wells Fargo at any time existing under or in connection with any Letter of Credit Document and/or any Loan Document. "Commercial Credit" shall mean an instrument or document titled "Irrevocable Commercial Letter of Credit" or "Irrevocable Documentary Credit", or any instrument or document whatever it is titled or whether or not it is titled functioning as a commercial letter of credit, issued under or pursuant to an Application for Commercial Letter of Credit, and all renewals, extensions and amendments of such instrument or document. "Commission Fee" shall mean the fee, computed at the commission fee rate specified by Wells Fargo, charged by Wells Fargo at the time or times specified by Wells Fargo on the amount of each Standby Credit and on the amount of each increase in a Standby Credit for the time period each such Standby Credit is outstanding. "Credit" shall mean a Standby Credit or a Commercial Credit or both as the context may require. "Deferred Payment Fee" shall mean the fee, computed at the deferred payment fee rate specified by Wells Fargo, charged by Wells Fargo on the amount of each Demand presented under a Credit providing for deferred payment of Demands which are not time drafts, which fee will be payable when the Demand is determined by Wells Fargo to comply with such Credit and cover the time period from the date of such determination to the date such Demand is payable. "Delivery Authorization" shall mean any agreement, undertaking, guarantee, indemnity, release, bond, letter, document or authorization given or executed by Wells Fargo, at its option in each case, at the request of Applicant or Applicant's agent to or in favor of a carrier or other person or entity in order to permit delivery to Applicant or Applicant's agent of Property referred to in or shipped under any Credit. "Demand" shall mean any sight or time draft (before it is accepted), electronic or telegraphic transmission or other written demand drawn or made, or purported to be drawn or made, under or in connection with any Credit. "Document" shall mean any instrument, statement, certificate or other document, including, but not limited to, shipping documents, warehouse receipts and policies or certificates of insurance, referred to in or related to any Credit or required by any Credit to be presented with any Demand. "Dollars" shall mean the lawful currency at any time for the payment of public or private debts in the United States of America. "Event of Default" shall mean any of the events set forth in Section 14 of this Agreement. "Expiration Date" shall mean the date any Credit expires. "Guarantor" shall mean any person or entity guaranteeing the payment and/or performance of any or all the obligations of Applicant to Wells Fargo under or in connection with any Letter of Credit Document and/or any Loan Document. "Holding Company" shall mean any company or other entity controlling Wells Fargo. "Issuance Fee" shall mean the fee, computed at the issuance fee rate specified by Wells Fargo, charged by Wells Fargo on the amount of each Commercial Credit and on the amount of each increase in a Commercial Credit at the time each Commercial Credit is issued and the time the amount of each Commercial

              Credit is increased. "Letter of Credit Document" shall mean this Agreement, each Application, each Credit, each Demand and each Acceptance. "Loan Document" shall mean each and any promissory note, credit agreement, loan agreement, security agreement, pledge agreement, guarantee or other agreement or writing signed by Well Fargo and/or Applicant and/ or any Guarantor relating to, evidencing or guaranteeing any loan or other extension of credit by Wells Fargo to Applicant under or in connection with any Letter of Credit Document. "Negotiation Fee" shall mean the fee, computed at the negotiation fee rate specified by Wells Fargo, charged by Wells Fargo on the amount of each Demand when each Demand is paid or accepted. "Payment Office" shall mean such office of Wells Fargo specified by Wells Fargo as the office where reimbursements and other payments under or in connection with any Letter of Credit Document are to be made by Applicant. "Prime Rate" shall mean the rate of interest most recently announced at Wells Fargo's principal office in San Francisco, California as its Prime Rate, with the understanding that the Prime Rate is one of Wells Fargo's base rates and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto, and is evidenced by the recording thereof after its announcement in such internal publication or publications as Wells Fargo may designate. "Property" shall mean all forms of property, whether tangible or intangible, real, personal or mixed. "Rate of Exchange" shall mean Wells Fargo's then current selling rate of exchange in San Francisco, California for sales of the currency of payment of any Demand or Acceptance, or of any fees or expenses or other amounts payable under this Agreement, for cable transfer to the country of which such currency is the legal tender. "Standby Credit" shall mean an instrument or document titled "Irrevocable Standby Letter of Credit" or "Irrevocable Standby Credit", or any instrument or document whatever it is titled or whether or not it is titled functioning as a standby letter of credit, issued under or pursuant to an Application for Standby Letter of Credit, and all renewals, extensions and amendments of such instrument or document. "UCP" shall mean the Uniform Customs and Practice for Documentary Credits, an International Chamber of Commerce publication, or any substitution therefor or replacement thereof. "Unpaid and Undrawn Balance" shall mean at any time and from time to time the entire amount which has not been paid by Wells Fargo under all the Credits issued for the account of Applicant, including, but not limited to, the amount of each Demand and Acceptance on which Wells Fargo has not yet effected payment as well as the amount undrawn under all such Credits. "Wells Fargo" shall mean Wells Fargo Bank, National Association, a national banking association.

                        SECTION 2.  HONORING DEMANDS AND DOCUMENTS.
              Applicant agrees that Wells Fargo may receive, accept and honor, as complying with the terms of any Credit, any Demand and any Documents accompanying such Demand; provided, however, that (a) such Demand and accompanying Documents appear on their face to comply substantially with the provisions of such Credit, and (b) such Demand and accompanying Documents are, or appear on their face to be, signed or issued by (i) a person or entity authorized under such Credit to draw, sign or issue such Demand and such accompanying Documents, or (ii) an administrator, executor, trustee in bankruptcy, debtor in possession, assignee forme benefit of creditors, liquidator, receiver or other legal representative or successor in interest by operation of law of any such person or entity. Notwithstanding the preceding sentence, Applicant agrees that
              (x) in consideration for Wells Fargo giving or executing a Delivery Authorization at its option at any time, Wells Fargo may, in its sole discretion, receive, accept and honor, as complying with the terms of the Credit related to such Delivery Authorization, any Demand and any Documents accompanying such Demand which are presented under such Credit and relate to any Property covered by such Delivery Authorization even if such Demand or any such Document does not conform to the requirements of such Credit or is not otherwise in order or any other term or condition of such Credit has not been complied with; and (y) in consideration for Wells Fargo issuing a Commercial Credit which, at the request of Applicant and at the option of Wells Fargo, contains provisions that (i) any Demand made under such Credit will be honored only if and when Wells Fargo receives written notice that the Property referred to in the Documents accompanying such Demand has been inspected and passed and/or released and/or approved by the United States Food and Drug Administration or by any other state or federal government agency or regulatory authority or by any other party or entity, and (ii) the Documents accompanying such Demand are to be released by Wells Fargo to Applicant or Applicant's agent for the purpose of arranging such inspection against Applicant or Applicant's agent signing a receipt for such Documents, Wells Fargo may in its sole discretion honor and accept such Demand and such Documents as complying with the terms of such Credit without having received written notice that such Property has been inspected and passed and/or released and/or approved as aforesaid (1) if such Demand and accompanying Documents appear on their face to comply substantially with all other terms of such Credit, or Applicant has waived any failure of such Demand or Documents to comply with the terms of such Credit, and (11) if Applicant or Applicant's agent does not promptly (A) sign such a receipt which is in form and substance acceptable to Wells Fargo and (B) comply with all the terms of such receipt and (C) arrange such inspection of such Property.

                        SECTION 3. REIMBURSEMENT FOR PAYMENT OF DEMANDS AND ACCEPTANCES. Applicant agrees to reimburse Wells Fargo for all amounts paid by Wells Fargo on each Demand and an each Acceptance, including, but not limited to, all amounts paid by Wells Fargo on each Demand and on each Acceptance to any paying, accepting, negotiating or other bank. If in connection with the issuance of any Credit, Wells Fargo agrees to pay any other bank the amount of any payment or negotiation made by such other bank under such Credit upon receipt by Wells Fargo of a cable, telex or other written telecommunication advising Wells Fargo of such payment or negotiation, or authorizes any other bank to debit Wells Fargo's account for the amount of such payment or negotiation, Applicant agrees to reimburse Wells Fargo for all such amounts paid by Wells Fargo, or debited to Wells Fargo's account with such other bank, even if any Demand or Document specified in Such Credit fails to arrive in whole or in part or if, upon the arrival of any such Demand or Document, the terms of such Credit have not been complied with or such Demand or Document does not conform to the requirements of such Credit or is not otherwise in order.

                        SECTION 4. FEES AND EXPENSES. Applicant agrees to pay to Wells Fargo (a) all Issuance Fees, Commission Fees, Negotiation Fees, Acceptance Fees, Deferred Payment Fees, cable fees, amendment fees, non-usance fees and cancellation fees of, and all out-of-pocket expenses incurred by, Wells Fargo under or in connection with any Letter of Credit Document, and
              (b) all fees and charges of banks other than Wells Fargo under or in connection with any Letter of Credit Document if any Application (i) does not indicate who will pay such fees and charges, (ii) indicates that such fees and charges are to be paid by Applicant, or (iii) indicates that such fees and charges are to be paid by the Beneficiary and the Beneficiary does not, for any reason whatsoever, pay such fees or charges. There shall be no refund of any portion of any Issuance Fee or any Commission Fee in the event any Credit is used, reduced, amended, modified or terminated before its Expiration Date and there shall be no refund of any portion of any Acceptance Fee or Deferred Payment Fee if any Acceptance or deferred payment Demand is reimbursed by Applicant before it matures.

                   SECTION 5. DEFAULT INTEREST. Unless otherwise specified in any Loan Document or on an Application and agreed to by Wells Fargo, all amounts to be reimbursed by Applicant to Wells Fargo pursuant to Section 3 of this Agreement and all fees and expenses to be paid by Applicant to Wells Fargo pursuant to
              Section 4 of this Agreement, and all other amounts due from Applicant to Wells Fargo under or in connection with the Letter of Credit Documents, will bear interest (to the extent permitted by law), payable on demand, from the date Wells Fargo paid the amounts to be reimbursed or the date such fees, expenses and other amounts were due until such amounts are reimbursed in full or such fees, expenses and other amounts are paid in full, at that interest rate per annum, calculated for the actual days elapsed in a year of 360 days, which is two percent (2%) above the Prime Rate in effect from time to time.

                        SECTION 6. TIME AND METHOD OF REIMBURSEMENT AND PAYMENT. Unless otherwise specified in this Section 6, in any Loan Document or on an Application and agreed to by Wells Fargo, all amounts to be reimbursed by Applicant to Wells Fargo pursuant to Section 3 of this Agreement, all fees and expenses to be paid by Applicant to Wells Fargo pursuant to Section 4 of this Agreement, all interest due to Wells Fargo pursuant to
              Section 5 of this Agreement, and all other amounts due to Wells Fargo from Applicant under or in connection with the Letter of Credit Documents will be reimbursed or paid at the Payment Office in Dollars in immediately available funds without setoff or counterclaim on demand or, at Wells Fargo's option, by Wells Fargo debiting any of Applicant's accounts with Wells Fargo without presentment, protest, demand for reimbursement or payment, notice of dishonor or any other notice whatsoever, all of which are hereby expressly waived by Applicant. Such debit will be made (a) at the time each Demand is paid by Wells Fargo or on the maturity of each Acceptance, or if earlier, at the time each amount is paid by Wells Fargo to any paying, accepting, negotiating or other bank, (b) at the time each fee and expense referenced in Section 4 of this Agreement is to be paid, (c) at the time interest is due to Wells Fargo pursuant to Section 5 of this Agreement, and (d) at the time each other amount is due under or in connection with the Letter of Credit Documents. If any Demand or Acceptance or any fee, expense, interest or other amount payable under or in connection with the Letter of Credit Documents is payable in a currency other than Dollars, Applicant agrees to reimburse Wells Fargo for all amounts paid by Wells Fargo on such Demand and on such Acceptance, and/or to pay Wells Fargo all such fees, expenses, interest and other amounts, in one of the three following ways, as determined by Wells Fargo in its sole discretion in each case: (i) at such place as Wells Fargo shall direct, in such other currency, or (ii) at the Payment Office in the Dollar equivalent of the amount of such other currency calculated at the Rate of Exchange on the date determined by Wells Fargo in its sole discretion, or (iii) at the Payment Office in the Dollar equivalent, as determined by Wells Fargo (which determination shall be deemed correct absent manifest error), of such fees, expenses, interest or other amounts or of the actual cost to Wells Fargo of paying such Demand or Acceptance.

                        SECTION 7. AGREEMENTS OF APPLICANT. Applicant agrees that (a) unless otherwise specifically provided in any Loan Document, Wells Fargo shall not be obligated at any time to issue any Credit for the account of Applicant; (b) unless otherwise specifically provided in any Loan Document, if any Credit is issued by Wells Fargo for the account of Applicant, Wells Fargo shall not be obligated to issue any further Credit for the account of Applicant or to make other extensions of credit to Applicant or in any other manner to extend any financial consideration to Applicant; (c) Wells Fargo has not given Applicant any legal or other advice with regard to any Letter of Credit Document or Loan Document; (d) if Wells Fargo at any time discusses with Applicant the wording for any Credit, any such discussion will not constitute legal or other advice by Wells Fargo or any representation or warranty of Wells Fargo that any wording or Credit will satisfy Applicant's needs; (e) Applicant is responsible for the wording of each

              Credit, including, but not limited to, any drawing conditions, and will not rely on Wells Fargo in any way in connection with the wording of any Credit or the structuring of any transaction related to any Credit; (f) Applicant and not Wells Fargo is responsible for entering into the contracts relating to the Credits between Applicant and the Beneficiaries and for causing Credits to be issued; (g) Wells Fargo may, as Wells Fargo deems appropriate, modify or alter and use in any Credit the terminology contained on the Application for such Credit;
              (h) unless the Application for a Credit specifies whether the Documents to be presented with a Demand under such Credit must be sent to Wells Fargo in one parcel or in two parcels or may be sent to Wells Fargo in any number of parcels, Wells Fargo may, if it so desires, make such determination and specify in the Credit whether such Documents must be sent in one parcel or two parcels or may be sent in any number of parcels: (i) Wells Fargo shall not be deemed the agent of Applicant, any Beneficiary or any other use of any credit, and neither Applicant, nor any Beneficiary nor any other user of any Credit shall be deemed an agent of Wells Fargo; (j) Applicant will promptly examine all Documents and each Credit if and when they are delivered to Applicant by Wells Fargo and, in the event of any claim of noncompliance of any Documents or any Credit with Applicant's instructions or any Application, or in the event of any other irregularity, will promptly notify Wells Fargo in writing of such noncompliance or irregularity, Applicant being conclusively deemed to have waived any such claim of noncompliance or irregularity unless such notice is given promptly; (k) all directions and correspondence relating to any Letter of Credit Document are to be sent at the risk of Applicant; (1) if any Credit has a provision concerning the automatic extension of the Expiration Date of such Credit, Wells Fargo may, at its sole option, give notice of nonrenewal of such Credit and if Applicant does not at any time want such Credit to be renewed Applicant will so notify Wells Fargo at least fifteen (15) calendar days before Wells Fargo is to notify the Beneficiary of such Credit or any advising bank of such nonrenewal pursuant to the terms of such Credit;
              (m) Applicant will not seek to obtain, apply for, or acquiesce in any temporary restraining order, restraining order, preliminary injunction, permanent injunction or any type of pretrial or permanent injunctive relief or any similar relief, however named, restraining, prohibiting or enjoining Wells Fargo, any of Wells Fargo's correspondents or any advising, confirming, negotiating, paying, accepting or other bank from paying or negotiating any Demand or creating or paying any Acceptance or honoring any other obligation under or in con-nection with any Credit; and (n) except for any of Applicant's obligations which are specifically affected by the actions referred to in subsection (vi) of this Section 7(n), Applicant's obligations under or in connection with each Letter of Credit Document and each Loan Document shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of each such Letter of Credit

              Document and each such Loan Document under all circumstances whatsoever, including, but not limited to, the following circumstances and the circumstances listed in Section 13(b) through (bb) of this Agreement: (i) any lack of validity or enforceability of any Letter of Credit Document, any Loan Document, any Document or any agreement relating to any Letter of Credit Document, any Loan Document or any Document; (ii) any amendment of or waiver relating to, or any consent to or departure from, any Letter of Credit Document, any Loan Document or any Document; (iii) any release or substitution at any time of any Property which may be held as Collateral;
              (iv) the existence of any claim, set-off, defense or other right which Applicant may have at any time against Wells Fargo or any Beneficiary (or any person or entity for whom any Beneficiary may be acting) or any other person or entity, whether under or in connection with any Letter of Credit Document, any Loan Document, any Document or any Property referred to in or related to any Letter of Credit Document, any Loan Document or any Document or under or in connection with any unrelated transaction; (v) any breach of contract or other dispute between or among any two or more of Applicant, Wells Fargo, any Beneficiary, any transferee of any Beneficiary, any person or entity for whom any Beneficiary or any transferee of any Beneficiary may be acting, or any other person or entity; or (vi) any delay, extension of time, renewal, compromise or other indulgence granted or agreed to by Wells Fargo with or without notice to, or approval by, Applicant in respect of any of Applicant's indebtedness or other obligations to Wells Fargo under or in connection with any Letter of Credit Document or any Loan Document.

                        SECTION 8. COMPLIANCE WITH LAWS AND REGULATIONS. Applicant represents and warrants to Wells Fargo that no Application, Credit or transaction under any Application and/or any Credit will contravene any law or regulation of the govern-ment of the United States or any state thereof. Applicant agrees (a) to comply with all federal, state and foreign exchange regulations and other government laws and regulations now or hereafter applicable to any Letter of Credit Document, to any payments under or in connection with any Letter of Credit Document, to each transaction under or in connection with any Letter of Credit Document, or to the import, export, shipping or financing of the Property referred to in or shipped under or in connection with any Credit, and (b) to reimburse Wells Fargo for such amounts as Wells Fargo may be required to expend as a result of such laws or regulations, any change in such laws or regulations or any change in the interpretation of such laws or regulations by any court or administrative or government authority charged with the administration of such laws or regulations.

                        SECTION 9. TAXES, RESERVES AND CAPITAL ADEQUACY REQUIREMENTS. In addition to, and notwithstanding, any other provision of any Letter of Credit Document or any Loan

              Document, in the event that any law, treaty, rule, regulation, guideline, request, order, directive or determination (whether or not having the force of law) of or from any government authority, including, but not limited to, any court, central bank or government regulatory authority, or any change therein or in the interpretation or application thereof, (a) does or shall subject Wells Fargo to any tax of any kind whatsoever with respect to the Letter of Credit Documents or the Loan Documents, or change the basis of taxation of payments to Wells Fargo of any amount payable thereunder (except for changes in the rate of tax on the net income of Wells Fargo); or (b) does or shall impose, modify or hold applicable any reserve, special deposit, assessment, compulsory loan, Federal Deposit Insurance Corporation insurance or similar requirement against assets held by, deposits or other liabilities in or for the account of, advances or loans by, other credit extended by or any other acquisition of funds by, any office of Wells Fargo; or (c) does or shall impose, modify or hold applicable any capital adequacy requirements (whether or not having the force of law); or
              (d) does or shall impose on Wells Fargo any other condition, and the result of any of the forgoing is (i) to increase the cost to Wells Fargo of issuing or maintaining any Credit or of performing any transaction under any Letter of Credit Document or any Loan Document, or (ii) to reduce any amount receivable by Wells Fargo under any Letter of Credit Document or any Loan Document, or (III) to reduce the rate of return on the capital of Wells Fargo or the Holding Company to a level below that which Wells Fargo or the Holding Company could have achieved but for any imposition, modification or application of any capital adequacy requirement (taking into consideration the policy of Wells Fargo or the Holding Company, as the case may be, with respect to capital adequacy), and any such increase or reduction is material (as determined by Wells Fargo in its sole discretion); then, in any such case, Applicant agrees to pay to Well Fargo such amount or amounts as may be necessary to compensate Wells Fargo or the Holding Company for (1) any such additional cost, (2) any reduction in the amount received by Wells Fargo under any Letter of Credit Document or any Loan Document, or (3) to the extent allocable (as determined by Wells Fargo in its sole discretion) to any Letter of Credit Document or any Loan Document, any reduction in the rate of return on the capital of Wells Fargo or the Holding Company.

                        SECTION 10. COLLATERAL. In addition to, and not in substitution for, any Property delivered, conveyed, transferred or assigned to Wells Fargo under any Loan Document as security for any or all of the obligations and liabilities of Applicant to Wells Fargo at any time existing under or in connection with any Letter of Credit Document or any Loan Document, Applicant grants to Wells Fargo a security interest in and to the following Collateral, whether or not any such Collateral is in Wells Fargo's possession or control or in the possession or control of Wells Fargo's agents or correspondents or in transit to, or set apart for, Wells Fargo or any of Wells Fargo's agents or correspondents: (a) with respect to each Commercial Credit and until such time as all the obligations and liabilities of Applicant to Wells Fargo at any time existing under or in connection with each Commercial Credit and the Letter of Credit Documents and Loan Documents related to such Commercial Credit have been fully paid and discharged, all as security for such obligations and liabilities, (i) all Property referred to in each Commercial Credit or at any time shipped under or pursuant to each Commercial Credit or in any way related to each Commercial Credit or to any Demand made or Acceptance created under each Commercial Credit, whether or not Wells Fargo receives the Documents covering such Property or releases such Documents to Applicant on trust or bailee receipt or otherwise, (ii) all Documents accompanying any Demand made under each Commercial Credit, and (iii) all the proceeds of the Property and the Documents referred to in subsections (i) and
              (ii) of this Section 10(a); and (b) with respect to all the Credits and until such time as all the obligations and liabilities of Applicant to Wells Fargo at any time existing under or in connection with each Letter of Credit Document and each Loan Document have been fully paid and discharged, all as security for such obligations and liabilities, (I) all the property, claims, demands, right, title and interest of Applicant in and to the balance of every deposit account of Applicant with Wells Fargo now or at any time hereafter existing, and all evidences of such deposit accounts, (ii) all Property belonging to Applicant or in which Applicant may have an interest, now or at any time hereafter delivered, conveyed, transferred, assigned, pledged or paid to Wells Fargo or its agents or correspondents in any manner whatsoever, whether as security or for safekeeping or otherwise, including, but not limited to, any items received for collection or transmission, and the proceeds of such items, whether or not such Property is in whole or in part released to Applicant on trust or bailee receipt or otherwise, and (III) where more than one person or entity is an Applicant, all right, title and interest of each Applicant in and to all the Property which any Applicant may now or hereafter obtain as security for the obligations of the other Applicants or Applicant to such Applicant arising under or in connection with the transaction to which any Credit relates. Further, in addition to, and not in substitution for, any Property delivered, conveyed, transferred or assigned to Wells Fargo under any Loan Document as security for any or all of the obligations and liabilities of Applicant to Wells Fargo at any time existing under or in connection with any Letter of Credit Document or any Loan Document, Applicant agrees to deliver, convey, transfer and assign to WElls Fargo, on demand, as security, Property of a value and character satisfactory to Wells Fargo (x) if Wells Fargo at any time feels insecure about Applicant's ability or willingness to repay any amounts which WElls Fargo has paid or may pay in the future on any Demand or Acceptance or in honoring any other obligation of Wells Fargo under or in connection with any Credit, or (y) without limiting the generality of the foregoing subsection (x), if any temporary restraining order, restraining order, preliminary injunction, permanent injunction or any type of pretrial or permanent injunctive relief or any similar relief, however named, is obtained restraining, prohibiting or enjoining Wells Fargo, any of Wells Fargo's correspondents or any advising, confirming, negotiating, paying, accepting or other bank from paying or negotiating any Demand or creating or paying any Acceptance or honoring any other obligation under or in connection with any Credit. Applicant agrees that the receipt by Wells Fargo or any of Wells Fargo's agents or correspondents at any time of any kind of security, including, but not limited to, cash, shall not be deemed a waiver of any of Wells Fargo's rights or powers under this Agreement. Applicant agrees to sign and deliver to Wells Fargo on demand of Wells Fargo all such deeds of trust, security agreements, financing statements and other documents as Wells Fargo shall at any time request which are necessary or desirable (in the sole opinion of Wells Fargo) to grant to Wells Fargo an effective and perfected security interest in and to any or all of the Collateral. Applicant agrees to pay all filing and recording fees related to the perfection of any security interests granted to Wells Fargo in accordance with this Section 10. Applicant hereby agrees that any or all of the Collateral may be held and disposed of by Wells Fargo as provided in this Agreement. Upon any transfer, sale, delivery, surrender or endorsement of any Document or Property which is or was part of the Collateral, Applicant will indemnify and hold Wells Fargo and Wells Fargo's agents and correspondents harmless from and against each and every claim, demand, action or suit which may arise against Wells Fargo or any such agent or correspondent by reason of such transfer, sale, delivery, surrender or endorsement.

                        SECTION 11. LICENSES AND INSURANCE FOR PROPERTY. Applicant agrees (a) to procure promptly any necessary import, export or other licenses for the import, export or shipping of the Property referred to in or shipped under, pursuant to or in connection with any Commercial Credit; (b) to furnish such instruments, certificates and other documents as Wells Fargo may at any time require with respect to such import, export or other licenses and with respect to the compliance by Applicant with all federal, state and foreign government laws, regulations, guidelines, requests, directives and/or determinations with regard to the import, export, shipping and financing of the Property referred to in or shipped under, pursuant to or in connection with any Commercial Credit; (c) to keep such Property adequately covered by insurance in amounts, against risks and with companies satisfactory to Wells Fargo;
              (d) to assign the policies or certificates of insurance to Wells Fargo, or to make the loss or adjustment, if any, payable to Wells Fargo, at its option; and (e) to furnish to Wells Fargo, upon demand of Wells Fargo, evidence of such insurance and/or evidence of acceptance by the insurers of the assignment of such policies or certificates of insurance. Should the insurance on any Property referred to in or shipped under, pursuant to or in connection with any Commercial Credit for any reason be unsatisfactory to Wells Fargo, Wells Fargo may, at Applicant's expense, obtain insurance satisfactory to Wells Fargo.

                   SECTION 12. INDEMNIFICATION. Except to the extent caused by Wells Fargo's lack of good faith, and notwithstanding any other provision of this Agreement, Applicant agrees to reimburse and indemnify Wells Fargo for (a) all amounts paid by Wells Fargo to any person or entity under or in connection with any Delivery Authorization; (b) all amounts paid by Wells Fargo to any Beneficiary under or in connection with any guarantee or similar undertaking issued by such Beneficiary to a third party at the request of Applicant, whether such request is communicated directly by Applicant or through Wells Fargo to such Beneficiary; and (c) all damages, losses, liabilities, actions, claims, suits, penalties, judgments, obligations, costs or expenses, of any kind whatsoever and howsoever caused, including, but not limited to, attorneys' fees and interest, paid, suffered or incurred by, or imposed upon, Wells Fargo directly or indirectly arising out of or in connection with
              (i) any Letter of Credit Document, any Loan Document, any Document or any Property referred to in or related to any Credit; (ii) the issuance of any Credit; (iii) the transfer of any Credit; (iv) any Delivery Authorization; (v) any guarantee or similar undertaking, or any transactions thereunder, issued by any Beneficiary to a third party at the request of Applicant, whether such request is communicated directly by Applicant or through Wells Fargo to such Beneficiary; (vi) any communication made by Wells Fargo, on the instructions of Applicant, to any Beneficiary requesting that such Beneficiary issue a guarantee or similar undertaking to a third party or the issuance of any such guarantee or similar undertaking;
              (vii) the collection of any amounts owed to Wells Fargo by Applicant under or in connection with any Letter of Credit Document or any Loan Document; (viii) the foreclosure against, or other enforcement of, any Collateral; (ix) the protection, exercise or enforcement of Wells Fargo's rights and remedies under or in connection with any Letter of Credit Document or any Loan Document; (x) any court decrees or orders, including, but not limited to, temporary restraining orders, restraining orders, preliminary injunctions, permanent injunctions or any type of pretrial or permanent injunctive relief or any similar relief, however named, restraining, prohibiting or enjoining or seeking to restrain, prohibit or enjoin Wells Fargo, any of Wells Fargo'$ correspondents or any advising, confirming, negotiating, paying, accepting or other bank from paying or negotiating any Demand or creating or paying any Acceptance or honoring any other obligation under or in connection with any Credit; or (xi) any Credit being governed by laws or rules other than the UCP in effect on the date such Credit is issued. The indemnity provided in this Section 12 will survive the termination of this Agreement and the expiration or cancellation of any or all the Credits.

                        SECTION 13. LIMITATION OF LIABILITY. Notwithstand-ing any other provision of this Agreement, neither Wells Fargo nor any of its agents or correspondents will have any liability to Applicant for any action, neglect or omission, if done in good faith, under or in connection with any Letter of Credit Document, Loan Document or Credit, including, but not limited to, any issuance or amendment of any Credit, the failure to issue or amend any Credit, or the honoring or dishonoring of any Demand under any Credit, and such good faith action, neglect or omission will bind the Applicant. Notwithstanding any other provision of any Letter of Credit Document, in no event shall Wells Fargo, its officers or directors be liable or responsible, regardless of whether any claim is based on contract or tort, for (a) any special, consequential, indirect or incidental damages, including, but not limited to, lost profits, arising out of or in connection with the issuance of any Credit or any action taken or not taken by Wells Fargo in connection with any Letter of Credit Document, any Loan Document or any Document or Property referred to in or related to any Credit; (b) the honoring of any Demand or Acceptance in accordance with any order or directive of any court or government or regulatory body or entity requiring such honor despite any temporary restraining order, restraining order, preliminary injunction, permanent injunction or any type of pretrial or permanent injunctive relief or any similar relief, however named, restraining, prohibiting or enjoining such honor; (c) the use which may be made of any Credit; (d) the validity of any purported transfer of any Credit or the identity of any purported transferee of any Beneficiary; (e) any acts or omissions of any Beneficiary or any other user of any Credit; (f) the existence, character, quality, quantity, condition, packing, value or delivery of the Property referred to in or related to any Credit or purporting to be represented by any Document; (g) any difference in the character, quality, quantity, condition or value of the Property referred to in or related to any Credit or purporting to be represented by any Document from that expressed in any Credit or any Document;
              (h) the time, place, manner or order in which shipment is made of, or the failure or omission to ship, or the partial or incomplete shipment of, any or all of the Property referred to in or related to any Credit or any Document; (i) the form, validity, sufficiency, correctness, genuineness or legal effect of any Demand or any Document, or of any signatures or endorsements on any Demand or Document, even if any Demand or any Document should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; (j) any deviation from instructions, delay, default or fraud by the shipper or anyone else in connection with any Document or any Property referred to in or related to any Credit or the shipping of any such Property; (k) any delay in giving or failure to give any notice, including, but not limited to, notice of arrival of any Property referred to in or related to any Credit or any Document; (1) any delay in arrival or failure to arrive of any

              Property referred to in or related to any Credit or any Document; (m) any breach of contract between the shippers or vendors and the consignees or buyers; (n) the character, adequacy, validity or genuineness of any insurance or the solvency or responsibility of any insurer of any risk; (o) the solvency of any person or entity issuing any Document or the responsibility of any such person or entity for, or the relationship of any such person or entity to, any Property referred to in or related to any Document; (p) payment or acceptance by Wells Fargo of any Demand when the Demand and any Documents which accompany such Demand appear on their face to comply substantially with the terms of the Credit to which they relate or dishonor by Wells Fargo of any Demand when the Demand and any Documents which accompany such Demand do not strictly comply on their face with the terms of the Credit to which they relate; (q) the failure of any Demand or Document to bear any reference or adequate reference to the Credit to which it relates; (r) the failure of any Document to accompany any Demand; (s) the failure of any person or entity to note the amount of any Demand on the Credit to which it relates or on any Document; (t) the failure of any person or entity to surrender or take up any Credit; (u) the failure of any Beneficiary to comply with the terms of any Credit or to meet the obligations of such Beneficiary to Applicant; (v) the failure of any person or entity to send or forward Documents if and au required by the terms of any Credit; (w) any errors, inaccuracies, omissions, interruptions or delays in transmission or delivery of any messages, directions or correspondence by mail, cable, telegraph, wireless or otherwise, whether or not they are in cipher; (x) any notice of nonrenewal of a Credit sent by Wells Fargo not being received on time or at any time by the Beneficiary of such Credit;
              (y) any inaccuracies in the translation of any messages, directions or correspondence, (z) any Beneficiary's use of the proceeds of any Demand or Acceptance; (aa) any Beneficiary's failure to repay to Wells Fargo or Applicant the proceeds of any Demand or Acceptance if the terms of any Credit require such repayment; (bb) any act, error, neglect, default, negligence, gross negligence, omission, willful misconduct, lack of good faith, insolvency or failure in business of any of Wells Fargo's agents or correspondents or of any advising, confirming, negotiating, paying, accepting or other bank. The occurrence of any one or more of the contingencies referred to in the preceding sentence shall not affect, impair or prevent the vesting of any of Wells Fargo's rights or powers under this Agreement or any Loan Document or Applicant's obligation to make reimbursement or payment to Wells Fargo under this Agreement or any Loan Document. The provisions of this Section 13 will survive the termination of this Agreement and any Loan Documents and the expiration or cancellation of any or all the Credits.

                        SECTION 14. EVENTS OF DEFAULT. Applicant agrees that each of the following shall constitute an Event of Default under this Agreement: (a) Applicant's or any Guarantor's failure to pay any principal, interest, fee or other amount when due under or in connection with any Letter of Credit Document or any Loan Document; (b) Applicant's failure to deliver to Wells Fargo Property of a value and character satisfactory to Wells Fargo at any time Wells Fargo has demanded security from Applicant pursuant to Section 10 of this Agreement; (c) the occurrence and continuance of any default or defined event of default under any Loan Document or any other agreement, document or instrument signed or made by Applicant or any Guarantor in favor of Wells Fargo; (d) Applicant's or any Guarantor's failure to perform or observe any term, covenant or agreement contained in this Agreement or any Loan Document (other than those referred to in subsections (a), (b) and (c) of this Section 14), or the breach of any other obligation owed by Applicant or any Guarantor to Wells Fargo, and any such failure or breach shall be impossible to remedy or shall remain unremedied for thirty (30) calendar days after such failure or breach occurs; (e) any representation, warranty or certification made or furnished by Applicant or any Guarantor under or in connection with any Letter of Credit Document, any Loan Document or any Collateral, or as an inducement to Wells Fargo to enter into any Letter of Credit Document or any Loan Document or to accept any Collateral, shall be materially false, incorrect or incomplete when made;
              (f) any material provision of this Agreement or any Loan Document shall at any time for any reason cease to be valid and binding on Applicant or any Guarantor or shall be declared to be null and void, or the validity or enforceability thereof shall be contested by Applicant, any Guarantor or any government agency or authority, or Applicant or any Guarantor shall deny that it has any or further liability or obligation under this Agreement or any Loan Document; (g) Applicant's or any Guarantor's failure to pay or perform when due any indebtedness or other obligation of Applicant or such Guarantor to any person or entity other than Wells Fargo if such failure gives the payee of such indebtedness or the beneficiary of the performance of such obligation the right to accelerate the time of payment of such indebtedness or the performance of such obligation; (h) any guarantee of, or any security covering, any indebtedness of Applicant to Wells Fargo arising under or in connection with any Letter of Credit Document or any Loan Document fails to be in full force and effect at any time;
              (i) any adverse change deemed material by Wells Fargo occurs in the financial condition of Applicant or any Guarantor;
              (j) Applicant or any Guarantor suspends the transaction of its usual business or is expelled or suspended from any exchange;
              (k) Applicant or any Guarantor dies or is incapacitated;
              (1) Applicant or any Guarantor dissolves or liquidates;
              (m) Applicant or any Guarantor is generally not paying its debts as they become due; (n) Applicant or any Guarantor becomes insolvent, however such insolvency may be evidenced, or makes any general assignment for the benefit of creditors;
              (o) a petition is filed by or against Applicant or any

              Guarantor seeking the liquidation or reorganization of Applicant or Guarantor under Bankruptcy Reform Act, Title 11 of the Untied States Code, as amended or recodified from time to time, or a similarly action is brought by or against Applicant or any Guarantor under any federal, state or foreign law; (p) a proceeding is instituted by or against Applicant or any Guarantor for any relief under any bankruptcy, insolvency or other law relating to the relief of debtors, reorganization, readjustment or extension of indebtedness or composition with creditors; (q) a custodian or a receiver is appointed for, or a writ or order of attachment, execution or garnishment is issued, levied or made against, any of the Property or assets of Applicant or any Guarantor; (r) an application is made by any judgment creditor of Applicant or any Guarantor for an order directing Wells Fargo to pay over money or to deliver other Property of Applicant or such Guarantor; or (s) any government authority or any court takes possession of any substantial part of the Property or assets of Applicant or any Guarantor or assumes control over the affairs of Applicant or any Guarantor.

                        SECTION 15. REMEDIES: Upon the occurrence and continuance of any Event of Default, Wells Fargo may, as it may at any time during the term of this Agreement, exercise its rights under Section 7 of this Agreement and refuse to issue any Credit or Credits for the account of Applicant, and all amounts paid by Wells Fargo on any Demand or Acceptance which have not previously been repaid to Wells Fargo, together with all interest on such amounts, and the Unpaid and Undrawn Balance, if any, shall automatically be owing by Applicant to Wells Fargo and shall be due and payable by Applicant on demand. Applicant agrees that upon payment of the Unpaid and Undrawn Balance to Wells Fargo Applicant shall have no further legal or equitable interest therein, and that Wells Fargo will not be required to segregate on its books or records the Unpaid and Undrawn Balance paid by Applicant. After Wells Fargo receives the Unpaid and Undrawn Balance, Wells Fargo agrees to pay to Applicant upon termination of all of Wells Fargo's liability under all the Credits, Demands and Acceptances, a sum equal to the amount which has not been drawn under all the Credits less all amounts due and owing to Wells Fargo from Applicant under or in connection with the Letter of Credit Documents and the Loan Documents. Further, upon the occurrence and continuance of any Event of Default, Wells Fargo may sell immediately, without demand for payment, advertisement or notice to Applicant, all of which are hereby expressly waived, any and all Collateral, received or to be received, at private sale or public auction or at brokers' board or upon any exchange or otherwise, at Wells Fargo's option, in such parcel or parcels, at such time or times, at such place or places, for such price or prices and upon such terms and conditions as Wells Fargo may deem proper, and Wells Fargo may apply the net proceeds of such sale or sales, together with any deposit balances and any sums credited by or due from Wells Fargo to

              Applicant in a general account or otherwise, to the payment of any and all obligations and liabilities due to Wells Fargo by Applicant under or in connection with the Letter of Credit Documents and the Loan Documents, all without prejudice to the rights of Wells Fargo against Applicant with respect to any and all such obligations and liabilities which may be or remain unpaid. If any sale pursuant to the preceding sentence be at brokers' board or at public auction or upon any exchange, Wells Fargo may itself be a purchaser such sale free from any right of redemption, which Applicant hereby expressly waives and releases. All rights and remedies of Wells Fargo existing under the Letter of Credit Documents and the Loan Documents are in addition to, and not exclusive of, any rights or remedies otherwise available to Wells Fargo under applicable law.

                        SECTION 16. SETOFF. In addition to any rights now or hereafter granted under applicable law, and not by way of limitation of any such rights, upon the occurrence and continuance of any Event of Default, Wells Fargo is hereby authorized by Applicant at any time or from time to time, without notice to Applicant or to any other person (any such notice being hereby expressly waived by Applicant) to set off and to appropriate and to apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit), whether matured or unmatured, and any other indebtedness at any time held or owing by Wells Fargo to or for the credit or the account of Applicant, against and on account of the obligations and liabilities of Applicant to Wells Fargo under or in connection with any of the Letter of Credit Documents or the Loan Documents, irrespective of whether or not Wells Fargo shall have made any demand for payment of any or all such obligations and liabilities or declared any or all such obligations and liabilities to be due and payable, and although any or all such obligations and liabilities shall be contingent or unmatured.

                        SECTION 17. WAIVERS. Applicant agrees that no delay, extension of time, renewal, compromise or other indulgence which may occur or be granted by Wells Fargo under any Letter of Credit Document or any Loan Document from time to time shall impair Wells Fargo's rights or powers under this Agreement or any Application. Wells Fargo shall not be deemed to have waived any of its rights under this Agreement or any Application unless such waiver is in writing signed by an authorized representative of Wells Fargo. No such waiver, unless expressly provided in such waiver, shall be effective as to any transactions which occur subsequent to the date of such waiver, or as to any continuance of any Event of Default after such waiver. No amendment or modification of this Agreement shall be effective unless such amendment or modification is in writing signed by authorized representatives of Wells Fargo and Applicant.

                        SECTION 18. AMENDMENTS AND MODIFICATIONS TO CREDITS. At the request or with the consent of Applicant and without affecting the obligations of Applicant under this Agreement, Wells Fargo may, but will not be obligated to, (a) increase the amount of any Credit, (b) extend the time for, and amend or modify the terms and conditions governing, the making and honoring of any Demand, Acceptance or Document or any other terms and conditions of any Credit, or (c) waive the failure of any Demand or Document to comply with the terms of tho Credit to which it related. No amendment to, or modification of, the terms of any Credit will become effective if the Beneficiary of such Credit or any confirming bank objects to such amendment or modification. If any Credit is amended or modified in accordance with this Section 18, Applicant shall be bound by, and obligated under, the provisions of this Agreement with respect to such Credit as so amended or modified and any action taken by Wells Fargo or any advising, confirming, negotiating, paying, accepting or other bank in accordance with such amendment or modification.

                        SECTION 19. SUCCESSORS AND ASSIGNS. Applicant agrees that the terms and conditions of this Agreement and each Application shall bind the heirs, executors, administrators, successors and assigns of Applicant, and that all rights, benefits and privileges conferred on Wells Fargo under or in connection with each Letter of Credit Document and each Loan Document shall be and hereby are extended to, conferred upon and may be enforced by the successors and assigns of Wells Fargo. Applicant will not assign this Agreement or Applicant's obligations or liabilities under or in connection with any Letter of Credit Document or any Loan Document to any person or entity without the prior written approval of Wells Fargo.

                        SECTION 20. GOVERNING LAW. This Agreement and each Application, and the performance by Applicant and Wells Fargo under this Agreement and each Application, shall be governed by and be construed in accordance with the laws of the State of California. Unless Wells Fargo otherwise specifically agrees in writing, each Credit, even if it is not a documentary credit, the opening of each Credit, the performance by Wells Fargo under each Credit, and the performance by the Beneficiary and any advising, confirming, negotiating, paying, accepting or other bank under each Credit, shall be governed by and be construed in accordance with the UCP in force on the date of the issuance of each Credit.

                        SECTION 21.  JURISDICTION AND SERVICE OF PROCESS.
              Any suit, action or proceeding against Applicant under or with respect to any Letter of Credit Document may, at Wells Fargo's sole option, be brought in (a) the courts of the State of California, (b) the United States District Courts in California, (c) the courts of the jurisdiction of Applicant's incorporation or principal office, or (d) the courts of the jurisdiction where any Beneficiary, any advising, confirming, negotiating, paying, accepting or other bank, or any other person or entity has brought any suit, action or proceeding against Wells Fargo with respect to any Credit, any Demand or any Acceptance, and Applicant hereby submits to the nonexclusive jurisdiction of such courts for the purpose of any such suit, action, proceeding or judgment and waives any other preferential jurisdiction by reason of domicile. Applicant further agrees that it will accept joinder in any suit, action or proceeding brought in any Court or jurisdiction against Wells Fargo by any Beneficiary, any advising, confirming, negotiating, paying, accepting or other bank or any other person or entity with respect to any Credit, any Demand or any Acceptance. Applicant irrevocably waives trial by jury and any objection, including, but not limited to, any objection of the laying of venue or any objection based on the grounds of forum non conveniens, which Applicant may now or hereafter have to the bringing of any such action or proceeding. Applicant further waives any right to transfer or change the venue of any suit, action or proceeding brought against Applicant by Wells Fargo under or in connection with any Letter of Credit Document. Applicant irrevocably consents to the service of process in any action or proceeding in any court by the moiling of copies thereof by registered or certified mail, postage prepaid, to Applicant at its; address specified next to its signature on this Agreement or at such other address as Applicant shall have notified to Wells Fargo in writing, such service to be effective ten (10) days after such mailing.

                        SECTION 22. JOINT APPLICANTS. If this Agreement is signed by more than one person or entity, each Applicant agrees that this Agreement and the Applications shall be the joint and several agreement of all such Applicants and that all references to Applicant in this Agreement and the Applications shall refer to all such Applicants jointly and severally.

                        SECTION 23. SEVERABILITY. Any provision of any Letter of Credit Document which is prohibited or unenforceable in any jurisdiction shall be, only as to such jurisdiction, ineffective to the extent of such prohibition or unenforceability, but all the remaining provisions of such Letter of Credit Document and all the other Letter of Credit Documents shall remain valid.

                        SECTION 24. HEADINGS. The headings used in this Agreement are for convenience of reference only and shall not define or limit the provisions of this Agreement,

                        SECTION 25. COMPLETE AGREEMENT. This Agreement and the Application for each Credit contain the entire agreement of Wells Fargo and Applicant with respect to such Credit; provided, however, that such entire agreement will also include any written document or instrument signed by Wells Fargo and/or Applicant, and approved by Wells Fargo, which specifically references this Agreement, any Application or any Credit.

              Except as specifically provided in this Agreement, in any Application or in any written document or instrument referred to in the preceding sentence, no statements or representations not contained in this Agreement, such Application or such written document or instrument shall have any force or effect on this Agreement, such Application or such written document or instrument.

                        This Agreement is signed by Applicant's duly
              authorized representative or representatives on the date specified below.

              _____________________________     _____________________________
                         Address                          Applicant

              _____________________________     By: _________________________

              Date: _______________________     _____________________________
                                                            Title


                                                By: _________________________

                                                _____________________________
                                                            Title

                                                EXHIBIT D TO CREDIT AGREEMENT
                                                -----------------------------

              WELLS FARGO BANK    APPLICATION FOR COMMERCIAL LETTER OF CREDIT
              _______________________________________________________________


              TO:  WELLS FARGO BANK, N.A.
                   TRADE SERVICES DIVISION

              DATE:

              -------------------------------------------------------------
               FOR BANK     LETTER OF CREDIT NO.     DOCUMENT TRACK NO.
               USE ONLY
              -------------------------------------------------------------

              PLEASE ISSUE AN IRREVOCABLE LETTER OF CREDIT ON SUBSTANTIALLY THE TERMS SET FORTH BELOW AND, UNLESS OTHERWISE SPECIFIED BELOW IN SPECIAL INSTRUCTIONS, FORWARD THE LETTER OF CREDIT TO THE BENEFICIARY DIRECTLY, OR THROUGH A BANK SELECTED BY WELLS FARGO, BY:

              [ ]  FULL CABLE/TELEX

              [ ]  COURIER

              [ ]  MAIL WITH BRIEF ADVICE BY CABLE/TELEX

              [ ]  MAIL

              [ ]  OTHER


              PARTY TO BE NAMED AS APPLICANT:  (Name and Address)






              BENEFICIARY:  (Name and Address)






              AMOUNT:  _______________    _______________    _______________
                         (In words)        (In figures)        (Currency)

              WELLS FARGO BANK    APPLICATION FOR COMMERCIAL LETTER OF CREDIT
              _______________________________________________________________


              BANK CHARGES: All Wells Fargo's charges are to be paid by Applicant. All charges of other banks are to be paid by:

              [ ]  Applicant      [ ]  Beneficiary


              EXPIRATION DATE: ____________________, and draft(s) must be presented no later than _____ days after date of shipment (unless otherwise specified, 21 days). PLACE OF EXPIRATION:
              Unless otherwise specified herein, the Letter of Credit is to expire in the country where the Beneficiary is located or, at Wells Fargo's option, at Wells Fargo's issuing office.


              AVAILABILITY: Unless otherwise specified herein, the Letter of Credit is to be available with any bank(s) (or, at Wells Fargo's option, with a bank nominated by Wells Fargo, which may be Wells Fargo) by negotiation (or, at Wells Fargo's option, payment or by acceptance) of draft(s) drawn on Wells Fargo (or, at Wells Fargo's option, on a bank designated by Wells Fargo).


              DRAFT(S): Draft(s) are to be drawn at __________________ sight for _____% of invoice value (unless otherwise specified, 100%)


              DOCUMENT(S):  Draft(s) are to be accompanied by:

              [ ]  Original and _____ copies of signed Commercial Invoice.

              [ ] _______________ (unless otherwise specified, full set) original clean on board Marine Bills of Lading issued to order of shipper, endorsed in blank.

              [ ]  Clean Air Waybill

              [ ]  Clean Truck Bill of Lading

                   Consigned to: ____________________________________________
                   __________________________________________________________
                   (Unless otherwise specified, consigned to Applicant)

              Transport document is to show:

                   [ ]  Freight Collect     [ ]  Freight Prepaid

                   Notify:  _________________________________________________
                             (Unless otherwise specified, notify Applicant)

              WELLS FARGO BANK    APPLICATION FOR COMMERCIAL LETTER OF CREDIT
              _______________________________________________________________


              [ ]  Negotiable Insurance Policy or Certificate for at least
                   _____% of invoice value (unless otherwise specified, 110%) indicating loss payable in the United States and covering:

                   [ ]  Marine Risks

                   [ ]  Air Risks

                   [ ]  War Risks

                   [ ]  All Risks

                   [ ]  Other Risks:  (specify)______________________________

              Additional Documents:  (if any)


              SHIPMENT INFORMATION:

              Partial shipment permitted:     [ ]  YES          [ ]  NO

              Transhipment permitted:         [ ]  YES          [ ]  NO

              Merchandise is to be shipped or dispatched from/taken in charge at: ___________________________________________________________

                   Not later than:  (Optional) ______________________________

                   For transportation to:  __________________________________


              INSURANCE: [ ] Insurance is to be arranged by Applicant. (If not checked, evidence of insurance which is to accompany draft(s) must be specified herein under "DOCUMENT(S)".)


              TERMS: Terms to be shown on Commercial Invoice(s):

              [ ]  FOB __________________________________________________

              [ ]  C&F __________________________________________________

              [ ]  CIF __________________________________________________

              [ ]  Other:  (specify) ____________________________________

              WELLS FARGO BANK    APPLICATION FOR COMMERCIAL LETTER OF CREDIT
              _______________________________________________________________


              MERCHANDISE DESCRIPTION: (Brief description to be shown on Commercial Invoice(s).)





              SPECIAL INSTRUCTIONS: (Attach additional signed sheet(s), if necessary, and label as attachments to this Application.)





              TRANSFERABILITY: (If not checked, the Letter of Credit will not be transferable.)

                   [ ] The Letter of Credit is to be transferable, with transfer charges for:

                        [ ]  Applicant's account

                        [ ]  Beneficiary's account


              INQUIRIES:  Direct to:  _________________________

                   Telephone Number:  _________________________


              APPLICANT'S AGREEMENT AND SIGNATURE: My/Our signature here indicates agreement to all the terms and conditions on this Application and my/our agreement that the Letter of Credit and its issuance will be governed by the terms and conditions of the Continuing Commercial Letter of Credit Agreement between Applicant and Wells Fargo or the Continuing Standby and Commercial Letter of Credit Agreement between Applicant and Wells Fargo, whichever was signed by Applicant, or any other agreement signed by Applicant pursuant to which the Letter of Credit is to be issued. This Application is signed by Applicant's duly authorized representative or representatives on the date specified above.

              ____________________________________________________________
              APPLICANT

              ____________________________________________________________
              ADDRESS

              WELLS FARGO BANK    APPLICATION FOR COMMERCIAL LETTER OF CREDIT
              _______________________________________________________________


              _____________________________     _____________________________
              AUTHORIZED SIGNATURE              AUTHORIZED SIGNATURE

              _____________________________     _____________________________
              TITLE                             TITLE

              _____________________________     _____________________________
              ADDRESS                           ADDRESS


              FOR BANK'S USE ONLY (To be Completed by Approving Bank Officer)

              SPECIAL INSTRUCTIONS: (Specify any terms and conditions to be applicable to the Letter of Credit which differ from those specified on Applicant's RMI Form F163.)


              Applicant's signature on this Application is verified. Issuance of the Letter of Credit has been approved in accordance with Bank's credit policies and procedures. Applicant has on file with Bank an executed appropriate Continuing Letter of Credit Agreement dated within five years of this Application.

              ---------------------------------------------------------------
               APPROVING OFFICER'S NAME (Please Type or Print)

              ---------------------------------------------------------------
               APPROVING OFFICER'S OFFICE (Please Type or Print)

              ---------------------------------------------------------------
               MAC                                       AU
              ---------------------------------------------------------------
               APPROVING OFFICER'S SIGNATURE             PHONE

              ---------------------------------------------------------------

               AFS INTERFACE REQUIRED:            STANDALONE TRANSACTION:

               YES [ ]     NO  [ ]                YES [ ]     NO  [ ]

               DATE _________________________

                                                EXHIBIT E TO CREDIT AGREEMENT
                                                -----------------------------

            WELLS FARGO BANK         APPLICATION FOR STANDBY LETTER OF CREDIT
            -----------------------------------------------------------------
            TO:  WELLS FARGO BANK, N.A.        DATE
                 TRADE SERVICES DIVISION

            FOR BANK       LETTER OF CREDIT NO.          DOCUMENT TRACK NO.
            USE ONLY

            PLEASE ISSUE AN IRREVOCABLE LETTER OF CREDIT ON SUBSTANTIALLY THE TERMS SET FORTH BELOW AND, UNLESS OTHERWISE SPECIFIED BELOW IN SPECIAL INSTRUCTIONS, FORWARD THE LETTER OF CREDIT TO THE BENEFICIARY BY:

            ____ AIRMAIL            ____  AIRMAIL WITH BRIEF ADVICE BY
                                          CABLE/TELEX
            ____ FULL CABLE/TELEX   ____  OTHER: _________________________

            -----------------------------------------------------------------
            ADVISING BANK:  (If left blank,         BENEFICIARY: (Name and
            Wells Fargo may select)                 Address)

            -----------------------------------------------------------------
            APPLICANT:  (Name and Address)          AMOUNT: (In words)

                                                    -------------------------
                                                    (In figures)  (Currency)
            -----------------------------------------------------------------
            AVAILABILITY:  Unless otherwise         EXPIRATION DATE:
            specified herein, the Letter of
            Credit is to be available with Wells    -------------------------
            Fargo's issuing office by payment of    Place of Expiration:
            draft(s) drawn at sight on Wells Fargo  Unless otherwise
            or, at Wells Fargo's option, with any   specified herein, the
            bank(s) or with a bank nominated by     Letter of Credit is
            Wells Fargo by negotiation of draft(s)  to expire at Wells Fargo's
            drawn at sight on Wells Fargo.          issuing office or, if
                                                    the Letter of Credit is
                                                    available with any
                                                    bank(s) or with a
                                                    specific bank other
                                                    than Wells Fargo's
                                                    issuing office, at such
                                                    place as Wells Fargo
                                                    shall elect.
            -----------------------------------------------------------------
            DOCUMENT(S): Draft(s) are to be accompanied by: (Attach additional signed sheet(s), if necessary, and label as attachments to this Application.)
            -----------------------------------------------------------------

            -----------------------------------------------------------------
            DRAWING(S):  ____   Partial drawings are permitted. (More than
                                one draft may be drawn and presented under the Letter of Credit.)

                         ____ Only one draft may be drawn and presented under the Letter of Credit, and:

                                ____ the draft must be for the full amount of
                                     the Letter of Credit

                                ____ the draft may be for less than the full
                                     amount of the Letter of Credit.)
            -----------------------------------------------------------------
            SPECIAL INSTRUCTIONS: (Attach additional signed sheet(s), if necessary, and label as attachments to this Application.)

            -----------------------------------------------------------------
            TRANSFERABILITY: (If not checked, the Letter of Credit will not be transferable.)

                _____ The Letter of Credit is to be transferable, with
                      transfer charges for:
                      ____ Applicant's account    ____ Beneficiary's account
            -----------------------------------------------------------------
            INQUIRIES:

            Direct to:

            Telephone Number:
            -----------------------------------------------------------------

            APPLICANT'S AGREEMENT AND SIGNATURE: My/Our signature here indicates agreement to all the terms and conditions on this Application and my/our agreement that the Letter of Credit and its issuance will be governed by the terms and conditions of the Continuing Standby and Commercial Letter of Credit Agreement between Applicant and Wells Fargo or the Continuing Standby Letter of Credit Agreement between Applicant and Wells Fargo, whichever was signed by Applicant, or any other agreement signed by Applicant pursuant to which the Letter of Credit is to be issued. This Application is signed by Applicant's duly authorized representative or representatives on the date specified above.

            _________________________________________
            APPLICANT

            _________________________________________
            ADDRESS

            _____________________________
            AUTHORIZED SIGNATURE

            _____________________________
            TITLE

            _____________________________
            ADDRESS


            _____________________________
            AUTHORIZED SIGNATURE

            _____________________________
            TITLE

            _____________________________
            ADDRESS



            FOR BANK'S USE ONLY (To be Completed by Approving Bank Officer)

            SPECIAL INSTRUCTIONS: (Specify any terms and conditions to be applicable to the Letter of Credit which differ from those specified on Applicant's RMI Form F163.)

            COLLATERAL CODE:

            PURPOSE CODE:

            Applicant's signature on this Application is verified. Issuance of the Letter of Credit has been approved in accordance with Bank's credit policies and procedures. Applicant has on file with Bank an executed appropriate Continuing Letter of Credit Agreement dated within five years of this Application.

            -----------------------------------------------------
            APPROVING OFFICER'S NAME (Please Type or Print)

            -----------------------------------------------------
            APPROVING OFFICER'S OFFICE (Please Type or Print)

            -----------------------------------------------------
            MAC                                AU
            -----------------------------------------------------
            APPROVING OFFICER'S SIGNATURE      PHONE

            -----------------------------------------------------
            AFS INTERFACE REQUIRED:         STANDALONE TRANSACTION:

            YES [ ]     NO  [ ]             YES [ ]     NO  [ ]

            DATE _________________________

                                                                                                      Schedule 1 to Credit Agreement
                                                                                                               DOMESTIC SUBSIDIARIES
                                                                                                               ---------------------
                         Jurisdiction                       Authorized Shares         Outstanding Shares                    Options,
                             of          Where              -----------------         ------------------       Share       Warrants,
  Name                  Incorporation   Qualified          Common    Preferred       Common    Preferred    Ownership<F1>   Etc.<F2>
  ----                  -------------   ---------          ------    ---------       ------    ---------    -------------  --------
  URS Consultants, Inc.   New York     CA, DE, DC, FL,        50,000   None                100     N/A      100% by URS      None
                                       GA, IA, KS, LA,                                                      Consultants,
                                       MD, MA, MS, NH,                                                      Inc. (Delaware)
                                       NJ, NC, PA, PR,
                                       RI, TX, VT, VA,
                                       WY, VI

  URS Consultants, Inc.   Ohio         DC, GA, IN, KY,   I  - 95,000   15,000      I  -  5,998   3,825.44   100% by URS      None
  - Ohio                               MD, MI, NC, OK,   II - 40,000               II - 12,588              Consultants,
                                       PA, SC, VA, WV,                                                      Inc. (Delaware)
                                       VI

  URS Consultants, Inc.   California   AL, AZ, NV, OR,     A - 1,000   None           A -  100     N/A      100% by URS      None
  - California                         UT                  B - 6,500                  B - None              Consultants,
                                                                                                            Inc. (Delaware)

  URS Consultants, Inc.   Washington   AK, AZ, CO, ID,        20,000   None                669     N/A      100% by URS      None
  - Washington                         MT, NV, OR, TX,                                                      Consultants,
                                       UT, WY                                                               Inc. (Delaware)

  URS Consultants, Inc.   Colorado     AZ, AR, CA, FL,        90,000   None             27,600     N/A      100% by URS      None
  - Colorado                           KS, NE, NV, NM,                                                      Consultants,
                                       OK, UT, WY                                                           Inc. (Delaware)

  URS Consultants, Inc.                N/A                    20,000   None                100     N/A      100% by URS      None
  - Florida               Florida                                                                           Consultants,
                                                                                                            Inc. (New York)

  URS Consultants, Inc.   Texas        N/A                   100,000   None             24,380     N/A      100% by URS      None
  - Texas                                                                                                   Consultants,
                                                                                                            Inc. (Delaware)

  [FN]
  <F1> The percentage of the outstanding shares of each class owned (directly or indirectly) by each URS Entity or one or more of the Domestic Subsidiaries.
  <F2> The number of shares covered by all outstanding options, warrants, rights of conversion or purchase and other similar rights both in total and held by each URS Entity or one or more of the Domestic Subsidiaries.

                                             Schedule 2 to Credit Agreement
                                             PARTNERSHIP AND JOINT VENTURES
                                             ------------------------------

       Name                               Jurisdiction
       ----                               ------------
       URS Corporation
       ---------------
       1.   None
       2.

       URS Consultants, Inc.
       ---------------------
            None

                                                                                                     Schedule 3 to Credit Agreement

                                                                                   PATENTS, COPYRIGHTS<F1>, TRADEMARKS and LICENSES
                                                                                   ------------------------------------------------

                                               Place of
       Claimant       Type           Mark      Registration        Registration No.         Registration Date
       --------       ----           ----      ------------        ----------------         -----------------

       URS Corp.      Patent         N/A       USPT Office<F2>     U.S. Patent No.          Issued on March 11, 1986
       (Titleholder)                                               4,574,888

       URS Corp.      Patent         N/A       USPT Office         U.S. Patent No.          Issued on June 23, 1987
       (Titleholder)                                               4,674,571

       URS Corp.      Patent         N/A       USPT Office         U.S. Patent No.          Issued on June 23, 1987
       (Titleholder)                                               4,674,591

       URS Corp.      Service        "URS"     USPT Office         1379575                  January 21, 1986
                      mark
                      (Classes
                      34 and 42)

       <F1> All of the work product of the Corporation and its subsidiaries is automatically protected by statutory copyright.
       <F2> United States Patent and Trademark Office.


                                                                                                     Schedule 4 to Credit Agreement

                                                                                                                          CONTRACTS
                                                                                                                          ---------
                                                                                       Anticipated
       URS Entity or                                                    Contract       Completion
       Domestic Subsidiary      Other Parties       Contract Date       Amount             Date            Defaults
       -------------------      -------------       -------------       --------       ------------        --------
       SEE ATTACHED


                                                            URS CORPORATION
                                                  MAJOR INDEFINITE DELIVERY CONTRACTS
                                                            MARCH 31, 1995
                                                            ($ in millions)


                                                                               March 31, 1995                  October 31, 1994
                                                                      ---------------------------------------  ----------------
                                         Total         Revenues                                    Estimated       Estimated
                                       Estimated    Recognized thru   Funded        Estimated      Remaining       Remaining
       Contract              Term        Value       March 31, 1995   Backlog      Designations      Value           Value
       --------              ----      ---------    ---------------   -------      ------------    ---------       ---------
       EPA ARCs (9&10)     1989-1999     $182.5           $24.7         $7.4            $5.8         $144.6          $147.2

       EPA ARCs (6,7&8)    1989-1999      119.7            56.3          4.4             2.9           56.1            60.3

       Navy CLEAN          1989-1999      166.0            99.5          7.2             5.9           53.4            60.4

       Plattsburgh         1992-1996      100.0             3.4          2.1             0.5           94.0            93.0

       Roebling            1992-1996       20.0             1.3          0.2             5.3           13.2            11.2

       NY State
         Environmental
         Remediation       1990-1996       20.0             7.4          1.8              -            10.8            12.3

       Florida Turnpike    1992-1997       15.0             7.1          1.9             5.9            0.1             0.1

       Brooks AFB Sy       1994-1999       50.0             0.5          0.8              -            48.7            50.0

       COE - Omaha         1993-1996       20.0             1.2          0.1              -            18.7            18.7

             Total:                      $693.2          $201.4        $25.9           $26.3         $439.6          $453.2
                                         ======          ======        =====           =====         ======          ======


                                              Schedule 5 to Credit Agreement
                                                                      LEASES
                                                                      ------

       URS Entity          Other Parties       Date      Term      Subject
       ----------          -------------       ----      ----      -------


                 SEE ATTACHED.

       REVISED APRIL 1, 1995

                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)
                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       AKRON          Whitepond Group    5 Years                    +3%       Yr 1- $9,688      12,189 SF(Office)
       564 White      34 Merz Blvd.      12/15/92-                  Escaln.   Yr 2- $13,305        684 SF(Storage)
       Pond Drive     Akron, OH  44333   10/31/97                   each year Yr 3- $13,704.15  ------
       Akron, OH                                                              Yr 4- +3%         12,873 SF
                                                                              Yr 5- +3%         3 Months Free

       AKRON          Whitepond Group    5 Years                    +3%       Yr 1- $432        840 SF Sublease
       564 White      34 Merz Blvd.      12/15/92-                  Escaln.   Yr 2- $445        3 Months free
       Pond Drive     Akron, OH  44333   12/14/97                   each year Yr 3- $458.35
       Akron, OH                                                              Yr 4- +3%
                                                                              Yr 5- +3%

       ALBUQUERQUE    JNR Partners,      Month-to-Month                       $285/mo. plus     161 SF
       925 Luna       Inc.               5/24/94 to                           telephone         URS to give 30-day notice to
       Circle NW                         current                                                vacate
       Albuquerque,
       NM 87102

       ANCHORAGE      ComPro             12 Month                             $3,377.45         2,179 SF
       3380 C St.200  Investments        renewal                                                Security $2,019.95
       Anchorage, AK  3380 C St.,        2/1/95 to
                      Ste. 200           1/31/96
                      Anchorage, AK
                      99503

       ATLANTA        (sub-lease to)     20 months                            $238/mo.          URS is reimbursed by
       Grady Mem.     Action             7-15-94 to                                             hospital
       Hospital       Mobile Industries  2-28-96

       BLUE BELL      Blue Bell Assoc.   Monthly                              $  950/mo plus    $550 security
       650 Sentry     650 Sentry Pkwy.                                           140/mo/
       Suite 5,7      Suite 1                                                  ----- recept.&
       Blue Bell, PA  Blue Bell, PA                                                  tel.
                      19422                                                   $1,090/mo.
       BOCA RATON     Boca Reflections   12/15/92 to                          $3,630/mo plus    3,550 SF
       900 N.         900 N. Federal     12/31/95                             plus 6% sales     2,837 Security
       Federal        Hwy.                                                    tax
       Suite 410      Suite 440
       Boca Raton,    Boca Raton, FL
       Fl  33432      33432





       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       BOSTON         38 Chauncy St.     60 Months                  3.73%     $4,442.00         4,100 SF
       38 Chauncy     Rty Trust          12/1/93-                   Escala-      882.92           815 SF
       Boston, MA     38 Chauncy         11/30/98                   tion       --------         -----
                      Suite 602                                               $5,324.92         4,915 SF
                      Boston, MA  02110                                                         Escape Clause
                                                                                                after 36 months
       BREMERTON, WA  Bremerton          6 Months                             $175.00           178 SF
       Field Office   Waterfront Ptnrs   (Prepaid at
                      P.O. Box 19001     $1,050)
                      Seattle, WA        Starting 3/94,
                      98109              Then Monthly

       BUFFALO        Frank J. Mathews   5 years         4/1/91-              $13,750.83        13,470 SF
       570 Delaware   282 Delaware       4/1/91-3/31/96  3/31/92                                4/92, 5/93 & 5/94
       FREE Buffalo,  Buffalo, NY                        4/1/92-              $14,300.65
       NY                                                3/31/93
                                                         4/1/93-              $14,873.12
                                                         3/31/94
                                                         4/1/94-              $15,468.05
                                                         3/31/95
                                                         4/1/95-              $16,085.42
                                                         3/31/96

       BUFFALO        " "  " "           28 months       11/1/93-             $2,722.70         2,280SF Addl space
                                                         3/31/96                                1st fl addend

       BUFFALO        " "  " "           Month to month                       $  675            1,620 SF Basement
                                         4/1/95                               $1,000              550 SF + 1,600 SF

       CINCINNATI     312 Walnut Ltd     60 Months                  Year 1-2  $4,903.79         3,010 SF
       312 Walnut     Partnshp           2/18/94-                   Year 3-5  $5,405.46         No Security
       St.            312 Walnut Street  2/17/99
       Cincinnati,    Cincinnati, OH
       OH             45202

       CLEVELAND      Phoenix Home Life  57 Months                            $33,625           25,000 SF Office &
       23355          23355 Mercantile   8/1/92-4/28/97                                         10,000 SF Storage
       Mercantile     Rd.                relocating
       Rd.            Cleveland, OH      11/1/95
       Cleveland, OH  44146

       CLEVELAND      Jacobs Investment  120 months                           $33,000           25,000 SF Office
       W.St.Clair     Inc.               11/1/95-                                               5,000 SF Storage
       Av.            1231 Main Avenue   10/31/05                                               On 3 floors
       Cleveland, OH  Cleveland, OH
       44133          44133





       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       COACHELLA      Calvin Cree        6 months                             Total   $500      shared by 3 tenants
                      P.O. Box 25        beginning                            URS
       Coachella, CA  Rancho Mirage, CA  5/1/95                               Portion $166.67
                      92270              Monthly
                                         thereafter

       COLORADO SPR.  Nolan Schriner     1/1/95-                              1995: $4,791.67   5,000 SF
       1040 S. 8th    1040 S. 8th St.    12/31/99                             1996: $5,000.00   Escape Clause w/
       St.            Colorado Springs,                                       1997: $5,416.67   notice by 11/1/97
       Colo Spr, CO   CO                                                      1998: $5,625.00
       80906                                                                  1999: $6,041.67

       COLUMBUS       Hills Dept. Store  6/1/85-                              91/92 $14,883.92  3rd & 4th Fl.
       33 N. High     Co.                12/31/95                             92/93 $14,883.92  13,739 SF
       St.            c/o Bellows &                                           93-94 $15,170.15
       Columbus, OH   Assoc. Inc.                                             94/95 $15,455.42
                      760 Northlawn Dr.
                      Columbus, OH
                      43214

       COLUMBUS       Hills Dept. Store  8/26/85-                             91/92 $11,517.21  1st & 2nd Fl.
       33 N. High     Co.                12/31/95                             92/93 $11,719.83  9,726 SF
       St.            "  "                                                    94/95 $11,926.22
       Columbus, OH

       COLUMBUS       Hills Dept. Store  7/19/93-6/94                         $ 2,564.22        1,726.3 SF &
       5th Floor      Co.                Monthly                                                258.9 SF Common
                      "  "               thereafter

       DAYTON         Qsource            6 Months                             $   720.00        720 SF
       Field Office   2490 Technical     4/94-10/94
                      Dr., POB 3004      Monthly
                      Miamisburg, OH     thereafter
                      45343

       DENVER         Denver-Stellar     60 Months                            $22,056.54        25,759 SF
       Denver Place   Assoc.             11/15/92-                            Av/Mo.            Can terminate
       Plaza Tower    Ltd. Partnership   11/14/97                             3,500 Sf sublet   after 3 years 1099
       18th St.       A/R Department     Months:                              to Techlaw        with penalty of $271,058
       Ste 600 & 700  Denver, CO         1-3    $0                            4/1/95
       Denver, CO     80256-0170         4-12   $164,250
       80202                             13-18  $128,662
                                         19-63$1,096,650





       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       FT LAUDERDALE  NTS Ft.            36 Months                            $1,706.58         1,300 SF
       Prospect Ind.  Lauderdale Office  4/15/94-                                               Security $2,180.20
       & Comm. Park   Joint Venture      4/14/97
       5200 NW 33 Av  3201 W.
       Suite 203      Commercial Blvd.
       Ft.            Ft. Lauderdale,
       Lauderdale,    FL  33309
       FL  33309

       JAMAICA        Vanguard                           36 Months            $3,456.50         2,074 SF
       89-02 Sutphin  Investors                          8/1/94-                                Security
       Blvd.          226 Fifth Avenue                   7/31/97                                $3,456.50
       Suite 304      NY, NY  10001
       Jamaica, NY
       11435

       LAS VEGAS      Southmark Equity                   Monthly/No           $3,807.50         No Lease
       785 E. Desert  Ptnrs II                           Lease                                  3,646 SF
       Inn            1771 E. Flamingo
       Suite 120      Rd., Suite 404
       Las Vegas      Las Vegas, NV
       NV  89121      89119

       LONG BEACH     Intex Realty                       6 Months             $1,950            1,625 SF
       401 E. Ocean   Corp.                              12/27/93-                              Security $1,950
       Blvd.          4130 Sante Fe                      6/26/94
       Suite 510      Ave.                               Monthly
       Long Beach,    Long Beach,                        Thereafter
       CA 90802-      90810
       4965

       METAIRIE       Wentworth Realty   60 Months                            $7,481            8,161 SF includes
       3500 North     of LA              6/1/93-5/31/98                                         137 SF storage
       Causewy        3500 N. Causeway
                      Blvd.
                      Metairie, LA                     70003

       MIAMI - field  David Janney       12 months                            $1,065            1,550 SF
       3975 NW 25th   Commercial         11/1/94-                                               $1,000 Security
       St.            Real Estate        10/31/95
       2nd Floor      930 San Pedro
       Miami, FL      Avenue
       33142          Coral Gables, FL
                      33156





       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       MIAMI LAKES    Ms. Audrey I.      19 Months                            $1,171.50         1,100 SF
       15271 NW 60    Newman             9/1/93-8/31/94                       $1,230.07         2 Months Free
       Ave            171 Jefferson Ave  9/1/94-3/31/95                                         Security $2,200
       Suite 101      Emerson, NJ
       Miami Lks, FL
       33014

       NEW YORK       Mid-City Assoc.    120 Months                           $44,858.33        21,085 SF
       1 Penn Plaza   1 Penn. Plaza      1/1/92-                                4,831.99 Elec.
       Stes. 600 &    NY, NY  10119      12/31/01                             ---------
       610                                                                    $49,690.32
       NY, NY  10119

       NEW YORK        "                 18 Months                            $ 5,865           3,519 SF
       1 Penn Plaza                      10/1/93-                                               No Security
       Suite 1538                        3/31/95
       NY, NY  10119

       NEW YORK       Reade Broadway     12 Months                            $ 2,100*          *50-50 Share
       Foley Square   Assoc.             2/1/94-5/10/95                                         With JV/Crow;
                      305 Broadway/Ste.                                                         100% Reimbursed
                      1200                                                    $2,100 Security   1,500 SF
                      New York, NY
                      10007

       NORTH HAVEN    Lawrence Biller    36 Months                  11/1/94-  $1,256.85         1,323SF
       154 State St.  Real Estate        11/1/94-                   10/31/95                    $1,256.85 security
       Suite 208      Assoc.             10/31/97                   11/1/95-  $1,311.98         Electric included
       North Haven,   154 State St.                                 10/31/96
       CT 06473       North Haven, CT                               11/1/96-  $1,367.10
                                                                    10/31/97

       PARAMUS        Mack Paramus       From                                 ( $ 6,388.75/Mo.   4,035 SF, 5th Flr.
       Mack Centre    370 Passaic St.    4/1/87...11/92-                      ( $37,500/Mo....  20,000 SF, 4th Flr.
       II             Rochelle Park, NJ  11/97                                41,666.67/Mo....  20,000 SF, 4th Flr.
       Mack Centre                       (a)  4/5/92-                                           No Security - L/C
       Dr.                               4/5/97
       Paramus, NJ                       (b)  4/5/97-
       07652                             4/5/2002






       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       PHOENIX        JHK & Associates   7/1/92 -                             $  350            30 Day Term Notice
       2702 N 44 St.  2702 N. 44 St.,    Monthly                                                144 SF
       Ste. 102A      Ste. 102A
       Phoenix, AZ    Phoenix, AZ
       85008          85008

       PORTLAND       Lloyd 500 Bldg.    60 Months                            $ 7,989.19        5,435 SF Office Sp
       500 Multnomah  Ptnrship           11/1/93-                                               (6,793 Rentable
       Portland, OR   625 NE Multnomah,  10/31/98                                               4 Mos Free Rent
                      Suite 1275                                                                No Security
                      Portland, OR
                      97232
                      c/o Equitec
                      Properties Co.

       SACRAMENTO     Steele & Nelson    60 Months                            $13,108           8,193 SF
       2710 Gatewy                       5/1/93-4/30/98                                         No Security
       Oaks Dr, 250N  2868 Prospect
       Sacramento,    Park Drive
       CA             Rancho Cordova,
                      CA  95670

       SAN            Hospitality Plaza  36 Months                  Mo. 13-   $ 2,635.20        3,904 SF; New
       BERNARDINO     164 W.             6/1/92-5/31/95             16        $ 2,635.20        Rental Agreemt
       164 W. Hospi-  Hospitality,       All other                  Mo. 25-   $ 5,270.00        Eff. 6/1/93
       tality Ln, #6  Ste. 8             Months                     28
       San            San Bernardino,
       Bernardino     CA  92408
       CA  92408

       SAN FRANCISCO  Yerba Buena        10 years                             $56,000           24,963 SF
                      150 Fourth St.     6/85-6/95
                      San Francisco, CA  (PENDING LEGAL
                      94103              ACTION)

       SAN FRANCISCO  Pacific            5/1/90-8/31/98             Mo. 1-60  $21,852.50        17,482 SF
       100            Compensation                                  Mo. 61-   $26,223           $52,466 Security
       California     50 Elm Avenue                                 99
       SF, CA  94111  San Bruno, CA
                      94066

       SANTA ANA      PACTEL Properties  3/27/95 Month                        $  750.00         500 SF
       200 E.         2355 Main St.,     to Month                                               $825 Security
       Sandpoint      Suite 140
       Ave.           Irvine, CA  92714
       Santa Ana, CA
       92707
                                         -11-




       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       SEATTLE        Martin Properties  6/16/75-                             $38,333.36        25,035 SF with
       1100 Olive     Ltd.               2/29/97                                                /94 expansion
       Way            100 W. Harrison    Lease
       Suite 2000     Seattle, WA        originated
                      98119              6/16/75
                                         Several
                                         Addendums
                                         increased space
                                         addtl. 1507 SF
                                         on 3rd Floor -
                                         mo.-to-mo.
                                         after 12/94

       SPENCERPORT    Gary Inzana        12 Months                            $885.50           1,500 SF
       12 Amity St.   Village Square     3/1/95-2/29/96                                         $885.50 Security
       Spencerport,   Mgmt.
       NY             Spencerport, NY
                      14559

       SPOKANE, WA    Fernwell Assoc.    monthly as of                        $475.00           30 day cancl notice
       Fernwell       Inc.               10/1/94                                                133 SF 1 Proj. Mgr.
       Bldg.          The Fernwell                                                              Security $825
       W 505          Bldg., W 505
       Riverside      Riverside, Ste.
       Suite 528      500
       Spokane, WA    Spokane, WA
       99201          99201

       STAMFORD, CT.  Loglisci Real      9 months                             $1,200            1,200 SF
       110 Prospect   Estate             2/1/95-                                                $1,200 Security
       St., Suites    110 Prospect St.   10/31/95
       1, 2, 4        Stamford, CT
       Stamford, CT   06901

       ST. THOMAS,    Lindon Corp.       12 Months;                           $1,154.82(-10%)   750 SF
       VI             Gordon L. Coffelt  1/1/95-                              +151.77 (common   Security
       210-3A Altona  PO Box 4130        12/31/95                             area charge)      $2,092
       VI 00802       St. Thomas, VI     (10% Discount
                                         if Rental Paid
                                         before 1st of
                                         Month)





       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       TALLAHASSEE    ProCom Group,      60 Months                                              9,016 SF
       Park Centre    Inc.               10/1/94-                             $11,270.00        Security $4,144
       124 Marriott   1203 Governor's    9/30/95                                                $250 Electric extra
       Dr.            Sq. Blvd.          10/1/95-                             $11,720.80        Escape clause after 3 yrs
       Stes 201 B&C   c/o Nation's Bank  9/30/96                                                w/$10K penalty
       Tallahassee,   Tallahassee, FL    10/1/96-                             $12,189.63
       FL 32301       32301-2984         9/30/97
                                         10/1/97-                             $12,677.22
                                         9/30/98
                                         10/1/98-                             $13,184.31
                                         9/30/99

       TALLAHASSEE    DNE Investments    60 Months                                              9,339 SF
       EC Driver      12014 Otter Creek  1/4/95-                              $ 9,728.00+7%     1st & last month's
       7119 Beech     Trail              12/31/95                             salestax          rent [$20,677]
       Ridge          Tallahassee, FL    1/1/96-                              $10,020.00        already paid
       Tallahassee,   32312              12/31/96
       FL 32312                          1/1/97-                              $10,321.00
                                         12/31/97
                                         1/1/98-                              $10,630.00
                                         12/31/98
                                         1/1/99-                              $10,949.00
                                         12/31/99

       TAMPA          Hartford Accident  36 Months                                              2,541 SF
       500 N.         & Indemnity        11/1/94-                             $3,178.37+6.5%
       Westshore      500 N. Westshore   10/31/95                             saletax
       Blvd., Suite   Blvd.              11/1/95-                             $3,235.54
       415            Suite 800          10/31/96
       Tampa, FL      Tampa, FL  33609   11/1/96-                             $3,282.13
       33609                             10/31/97

       VIRGINIA       Exec. Cove Center  36 Months                                              6,080 SF
       Suites 201-    7606 Leafwood Dr.  9/1/94-8/31/97                       $7,197.71         Security
       204            Norfolk, VA                                                               Lease renewal
       5606A VA       23518     Beach Blvd.,
       VA Beach, VA

       VIRGINIA       Exec. Cove Center  Option year                                            1,520 SF
       Suite 103      7606 Leafwood Dr.  8/1/94-7/31/95                       $1,872.10         exercising option
                      Norfolk, VA
                      23518

       VIRGINIA       Exec. Cove Center  9/1/94-8/31/97                       $800              600 SF
       Suite 102      same





       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       VIRGINIA       Exec. Cove Center  3/1/95-8/31/97                       $2,132.00         2,300 SF
       Suite 101      same

       WASHINGTON     Blake              60 Months                            $15,763.13        8407 SF
       1120 Conn.     Construction       12/5/94-                                               Escape clause
       Ave.           Real Estate        12/4/99                                                after 3 years
       NW Washington  Division                                                                  With penalty
       DC             Suite 1200
                      1120 Connecticut
                      Av, NW
                      Washington, DC
                      20036

       NEW JERSEY     Hollywood Self     Monthly                              $350/Month        Unit 4504
                      Store                                                   $350/Month        Unit 4505
                      22 Hollywood
                      Avenue
                      Hohokus, NJ
                      07423

       NEW YORK       Morgan/Manhattan   Monthly                              $1,114.22         800 SF - 5 rms
                      Storage                                                 Increase 8%       9 open files
                      1411 3rd Avenue                                                           Whse NY D&FG
                      NY, NY  10028

       DALLAS WHSE    Stowaway           Monthly                              $340.00           Storage #119
                      3399 Sheila Lane
                      Dallas, TX

       AUSTIN         Burnet Rd. WHSE    Monthly                              $114.00           Storage Bin
                      Self Storage                                                              #2507
                      6400 Burnet Rd.
                      Austin, TX  78757

       SAN ANTONIO    Mini Store         Monthly                              $80.00            Storage
                      1018 Patricia                    San Antonio, TX
                      78213

       COLUMBUS       Interstate         Monthly                              $288.74           420.5 SF 9th
                      Leasing Co.                                             $100.80/yr.       Floor - common
                      33 No. High                                                               Area charges
                      Street
                      Columbus, OH





       REVISED APRIL 1, 1995
                               SUMMARY OF URS CONSULTANTS, INC., (ALL OPERATING LEASES, EXCEPT AS NOTED)

                          LESSOR        INITIAL         PRESENT    FUTURE       COST
       FACILITIES     PAYEE & ADDRESS    TERM            TERM       TERM      PER MONTH         NOTE
       ----------     ---------------    ----            ----       ----      ---------         ----

       DENVER         Capra Investment,  24 Months                            $1,000.00         3,650 SF Wrhs
                      Inc.               4/1/93-3/31/95                       (PAID BY          ARCS Storage
                      1st Floor                                               PROJECT)          1 Mo. Security
                      2222 Lawrence St.
                      Denver, CO

       DENVER         Storage Unlimited  Monthly                              $364              Storage of
                      1995 S. Valented                                                          Accounting &
                      St., #E                                                                   Office Furniture
                      Denver, CO  80222

       ANCHORAGE      ComPro             13 Months                            $822.50           1,495 SF
       Unit 29        Investments II     5/1/94-5/31/95                                         Files & Navy
       639 W Intnl    3380 C Street,                                                            CLEAN Eqpmt
       Airport Rd.    Suite 210                                                                 Storage
       Anchorage, AK  Anchorage, AK
       99503          99503

       SEATTLE        12th & Madison     12 Months                            $668.25           1,127 SF for
                      Self Storage       9/1/94-8/31/85                       (PAID BY          Navy CLEAN storage
                      1111 E Madison                                          PROJECT)
                      Seattle, WA
                      Seattle, WA

       LAS VEGAS      Flamingo Pecos     Monthly                              $65               Files Storage
                      Self               10/1/93
                      Storage
                      4230 South Pecos
                      Las Vegas, NV
                      89121

       SEATTLE        Sturgard Records   Monthly                              Scheduled amount  Storage of Magnetic (MIS)
                      Mgmt.              originally                           NOT TO EXCEED     media for CLEAN
                      8950 154th Ave.,   9/1/91-8/30/92                       $2000/yr.
                      NE
                      Redmond, WA
                      98052

       SEATTLE        Peterson/Dwyer     Monthly                              $275/mo.          Field Office
                                         since 6/69                                             Survey Dept.
                                                                                                storage

       KANSAS CITY    Public Storage     Monthly                              $124/mo.          Kansas City
                      9870 Holmes                                                               Hospital Devel.
                      Kansas City, MO                                                           File