Form 10-Q
period 1995-07-31
URS CORP /NEW/
filed 1995-09-14
CIK 102379

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1995
                                                 -------------
                                          OR

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


          Registrant's telephone number, including area code:415-774-2700
                                                             ------------
                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes  X    No
                                                         ---      ---
                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class               Outstanding at September 1, 1995
          ----------------------------    --------------------------------
          Common stock, $.01 par value                   7,142,331

          URS CORPORATION AND SUBSIDIARIES
          --------------------------------

          PART I.     FINANCIAL INFORMATION:
          -------     ----------------------
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

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994. The results of operations for the three and nine month periods ended July 31, 1995 are not necessarily indicative of the operating results for the full year.


            Item 1.   Financial Statements (unaudited)

                        Consolidated Balance Sheets

                  July 31, 1995 and October 31, 1994  . . .   2

                 Consolidated Statements of Operations

                  Three months and nine months ended
                    July 31, 1995 and 1994  . . . . . . . .   3

                 Consolidated Statements of Cash Flows

                  Nine months ended July 31, 1995 and 1994    4


            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and
                     Results of Operations  . . . . . . . .   5

          PART II.   OTHER INFORMATION:

            Item 6.  Exhibits and Reports on Form 8-K . . .   7

          PART I
          FINANCIAL INFORMATION
          ITEM 1.  FINANCIAL STATEMENTS
          -------  --------------------
                             URS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share data)
                           -------------------------------------
                                                         July 31, October 31,
                            ASSETS                         1995     1994
                                                            (unaudited)
          Current assets:
           Cash                                           $ 6,447  $ 9,457
            Accounts receivable, less allowance for
            doubtful accounts of $539 and $495             34,533   30,132
            Costs and accrued earnings in excess of
            billings on contracts in process, less
            allowances for losses of $868 and $646         12,083   13,747
           Prepaid expenses and other                       2,034      929
                                                          -------   ------
             Total current assets                          55,097   54,265

          Property and equipment at cost, net               5,859    5,469
          Goodwill, net                                     7,928    4,787
          Other assets                                        743      693
                                                          -------   ------
                                                          $69,627  $65,214
                                                          =======   ======
          LIABILITIES AND SHAREHOLDERS' EQUITY
            Current liabilities:
            Accounts payable                              $ 6,384  $ 9,440
            Accrued salaries and wages                      7,200    5,700
            Accrued expenses                                7,667    5,451
                                                          -------   ------
            Total current liabilities                      21,251   20,591

          Long-term debt, including related parties         9,828    9,270
          Deferred compensation and other                   1,148    1,380
                                                          -------   ------
            Total liabilities                              32,227   31,241
                                                          -------   ------
          Shareholders' equity:
            Common shares, par value $.01; authorized
            20,000 shares; issued 7,106 and 7,019
            shares                                             78       71
            Treasury Stock                                   (276)     (59)
            Additional paid-in capital                     31,796   30,261
            Retained earnings since February 21, 1990,
            date of quasi-reorganization                    5,802    3,700
            Total shareholders' equity                     37,400   33,973
                                                           ------   ------
                                                          $69,627  $65,214
                                                           ======   ======

                             URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                           -------------------------------------


                                       Three months ended   Nine Months Ended

                                            July 31,            July 31,
                                       ------------------   -----------------
                                        1995       1994      1995       1994
                                        ----      ----       ----       ----
                                          (unaudited)          (unaudited)


          Revenues                     $44,456   $41,333   $129,573  $118,606
                                        ------    ------    -------   -------

          Expenses:
             Direct operating           26,404    25,455     77,956    73,034
             Indirect, general and
                administrative          15,992    14,428     46,576    41,587
             Interest expense, net         374       335      1,044       993
                                        ------     ------    ------   -------

                                        42,770    40,218    125,576   115,614

          Income before taxes            1,686     1,115      3,997     2,992

          Income tax expense               350       130        810       340
                                        ------    ------    -------   -------

          Net income                   $ 1,336   $   985   $  3,187  $  2,652
                                        ======    ======    =======   =======

          Primary and fully diluted
             income per share          $   .18   $   .14   $    .44  $    .37
                                        ======    ======    =======   =======

                           URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                                            Nine Months Ended
                                                                 July 31,
                                                            -----------------
                                                            1995        1994
                                                            ----        ----
                                                               (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $3,187      $2,652
                                                           -----       -----
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
     Depreciation and amortization                         2,142      1,771
     Changes in current assets and liabilities:
       Increase in accounts receivable
         and costs and accrued earnings in excess
         of billings on contracts in process              (1,661)    (2,802)
       Increase in prepaid expenses                       (1,067)      (126)
       Increase (decrease) in accounts payable, accrued
         salaries and wages and accrued expenses            (858)     1,246
     Decrease in deferred income taxes                      (123)       -
     Other, net                                             (201)        45
                                                          ------     ------
        Total adjustments                                 (1,768)       134
                                                          ------     ------
        Net cash provided by operating activities          1,419      2,786
                                                          ------     ------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Payment for business acquisition                  (3,596)       -
        Capital expenditures                              (1,068)    (1,105)
        Other                                                 43        -
                                                           -----      -----
        Net cash used by investing activities             (4,621)    (1,105)
                                                           -----      -----
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Repurchase of common shares                         (217)        -
        Proceeds from sale of common shares                   99         75
        Proceeds from exercise of stock options              310         -
        Other                                                -        1,003
                                                           -----      -----
        Net cash provided by financing activities            192      1,078
                                                           -----      -----
        Net increase (decrease) in cash                   (3,010)     2,759
            Cash at beginning of period                    9,457      6,628
                                                           -----      -----
            Cash at end of period                         $6,447     $9,387
                                                           =====      =====
     Supplemental information:
            Interest paid                                 $1,065     $1,035
            Taxes paid                                       939        249
                                                           -----      -----
                                                          $2,004     $1,284
                                                           =====      =====

     Supplemental schedule of noncash investing and
            financing activities:
               The Company purchased all of the capital
               stock of a complementary business for
               $3,596,000.  In conjunction with the
               acquisition, liabilities were assumed
               as follows:
                    Fair value of assets acquired         $4,952     $   -
                    Cash paid for the capital stock       (3,596)        -
                                                           -----      -----
                    Liabilities assumed                   $1,356     $   -
                                                           =====      =====

                            URS CORPORATION AND SUBSIDIARIES
                            --------------------------------

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------
           The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis (MD&A) should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1994 which was previously filed with the Securities and Exchange Commission.

      Results of Operations
      ---------------------
      Third quarter ended July 31, 1995 vs. July 31, 1994
      ---------------------------------------------------
                The Company's revenues were $44,456,000 for the third quarter ended July 31, 1995, an increase of $3,123,000, or 8% over the amount reported for the same period last year. The growth in revenues is generally attributable to an increase in demand for the Company's services, on both infrastructure and environmental projects. The revenues generated from the Company's three largest environmental contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $8,554,000 for the quarter ended July 31, 1995, compared to $10,262,000 for the same period last year.

                Direct operating expenses for the quarter ended July 31, 1995, which consist of direct labor and other direct expenses including subcontractor costs, increased $949,000, or 4% over the amount reported for the same period last year. Indirect, general and administrative expenses were $15,992,000 for the third quarter ended July 31, 1995, an increase of $1,564,000, or 11% above the amount reported for the same period last year. Expenses increased in general due to higher levels of revenues.

               The Company earned $1,686,000 before income taxes for the third quarter ended July 31, 1995, compared to $1,115,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards which partially off-set otherwise taxable income. For state income tax purposes, net operating loss carryforwards are not necessarily available to off-set income subject to tax. Accordingly, the Company's effective income tax rate for the quarter ended July 31, 1995 was approximately 20%.

                 The Company reported net income of $1,336,000 or $.18 per share, for the third quarter ended July 31, 1995, compared with $985,000, or $.14 per share for the same period last year.

      Nine months ended July 31, 1995 vs. July 31, 1994
      -------------------------------------------------
                The Company's revenues were $129,573,000 for the nine months ended July 31, 1995, an increase of $10,967,000, or 9% over the amount reported for the same period last year. The growth in revenues is attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects. The revenues generated from the Company's three largest environmental contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $28,847,000 for the nine months ended July 31, 1995, compared to $28,192,000 for the same period last year.

                Direct operating expenses for the nine months ended July 31, 1995, which consist of direct labor and other direct expenses including subcontractor costs, increased $4,922,000, or 7% over the amount reported in the same period last year. The increase in direct operating expenses is attributable to the overall increase in the Company's business. Indirect, general and administrative expenses were $46,576,000 for the nine months ended July 31, 1995, an increase of $4,989,000, or 12% over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is primarily due to an increase in business activity.

                The Company earned $3,997,000 before income taxes for the nine months ended July 31, 1995 compared to $2,992,000 for the same period last year. For Federal income tax purposes, the Company has available net operating loss carryforwards to partially off-set otherwise taxable income. For state income tax purposes, such amounts are not necessarily available to off-set income subject to tax. Accordingly, the Company's effective income tax rate for the nine months ended July 31, 1995 is approximately 20%.

                The Company reported net income of $3,187,000, or $.44 per share, for the nine months ended July 31, 1995, compared with $2,652,000, or $.37 per share for the same period last year.

                The Company's backlog at July 31, 1995 was $184,130,000, as compared to $159,100,000 at October 31, 1994.

      Liquidity and Capital Resources
      -------------------------------
                At July 31, 1995, the Company had working capital of $33,846,000, an increase of $172,000 from October 31, 1994. The
      Company also has $14,800,000 in available borrowing capacity under its bank line of credit. It did not borrow on this line in the nine months ended July 31, 1995.

                The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations and its capital needs for fiscal 1995.

                                      PART II

                                 OTHER INFORMATION
                                 -----------------


      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
      -------   --------------------------------
                (a)  Exhibits

                     Exhibit 27 - Financial Data Schedule.

                (b) No reports on Form 8-K were filed during the quarter ended July 31, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated September 14, 1995


      URS CORPORATION


      /s/ Kent P. Ainsworth
      ----------------------------------
      Kent P. Ainsworth
      Vice President and
      Chief Financial Officer
      (Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------


    Exhibit                                                         Page
    No.                   Description                               No.
    ---------------------------------------------------------------------

    27                    Financial Data Schedule                    11