Form 10-K
period 1995-10-31
URS CORP /NEW/
filed 1996-01-03
CIK 102379

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       (Mark one)
       [x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended October 31, 1995

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______

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

                                               Name of each exchange
            Title of each class:               on which registered:

       Common Shares, par value $.01           New York Stock Exchange
            per share                          Pacific Stock Exchange
       8-5/8% Senior Subordinated              New York Stock Exchange
            Debentures due 2004                Pacific Stock Exchange
       6-1/2% Convertible Subordinated         New York Stock Exchange
            Debentures due 2012                Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..  No.....

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

            On December 15, 1995, there were 7,167,591 Common Shares outstanding, and the aggregate market value of the shares of Common Stock of URS Corporation held by nonaffiliates was approximately $24.3 million based on the closing sales price as reported in the consolidated transaction reporting system.

                      Documents Incorporated by Reference

            Items 10, 11, and 12 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 26, 1996.


                            Exhibit Index on Page 53

                                     PART I

       ITEM 1.   BUSINESS
                 --------
            URS Corporation (the "Company") offers a broad range of planning, design and program and construction management services for engineering, architectural and environmental projects. The Company serves public and private sector clients throughout the United States in two principal markets: infrastructure projects involving transportation systems, institutional and commercial facilities and water resources and environmental projects involving hazardous waste management and pollution control.

            The Company conducts its business through 24 offices located throughout the United States. The Company has approximately 1,300 full-time employees, many of whom hold advanced or technical degrees and have extensive experience in sophisticated disciplines applicable to the Company's business. The Company believes that its geographic and technical diversity allow it to compete for local, regional and national projects, and enable it to apply to each project a variety of resources from its national network.

       Acquisitions
       ------------
            In January 1995, the Company acquired privately-held E.C. Driver & Associates, Inc. ("ECD") of Tallahassee, Florida. ECD is a leading Florida-based transportation engineering firm specializing in bridge and highway design, including particular expertise in moveable bridges. The 50-person firm has annualized revenues of approximately $5.0 million.

            On December 3, 1995, the Company and Greiner Engineering, Inc. ("Greiner") executed a letter of intent for the Company to acquire all the outstanding stock of Greiner pursuant to a merger of Greiner with a wholly-owned subsidiary of the Company.
       Greiner is a professional services firm operating in the engineering and architectural design services industry and headquartered in Irving, Texas. The acquisition price will consist of $13.50 in cash plus 0.298 shares of the Company's Common Stock for each of the 4,698,442 outstanding shares of Greiner common stock, for an aggregate price of $63,429,000 and
       1.4 million shares of the Company's Common Stock. Completion of this transaction is subject to due diligence, mutual approval of a formal purchase agreement and stockholder, regulatory and other approvals. The transaction is expected to close by April 1996.

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

       Planning
       --------
            Planning covers a broad range of assignments ranging from conceptual design and technical and economic feasibility studies to community involvement programs. Planning services also involve developing alternative concepts for project implementation and analyzing the impacts of each alternative.

            In addition to traditional engineering and architectural planning services, the Company has extensive expertise in a number of highly specialized areas, including toll facilities, health care facility renovation, environmental site analysis, water quality planning for urban storm water management and site remediation assignments.

       Design
       ------
            The Company's professionals provide a broad range of design and design-related services, including computerized mapping, architectural and interior design, civil, sanitary and geotechnical engineering, process design and seismic (earthquake) analysis and design. For each project, the Company identifies the project requirements and then integrates and coordinates the various design elements. The result is a set of contract documents that may include plans, specifications and cost estimates that are used to build a project. These documents detail design characteristics and set forth for the contractor the materials which should be used and the schedule for construction. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

       Program and Construction Management
       -----------------------------------
            The Company's program and construction management services include master scheduling of both the design and construction phases, construction and life-cycle cost estimating, cash flow analysis, value engineering, constructability reviews and bid management. Once construction has begun, the Company supervises and coordinates the activities of the construction contractor. This frequently involves acting as the owner's representative for on-site supervision and inspection of the contractor's work. In this role, the Company's objective is to monitor a project's schedule, cost and quality. The Company generally does not take contractual responsibility for the contractor's risks and methods, nor for site safety conditions.

                                    Markets
                                    -------
            The Company's strategy is to focus on two major markets: infrastructure projects involving transportation systems, institutional and commercial facilities and water resources and environmental projects involving hazardous waste management and pollution control. The Company has developed a nationwide identity based on its successful completion of a number of highly visible rehabilitation and expansion projects in these markets. Although the Company views these markets as being distinct, the Company provides its planning, design and program and construction management services to both markets.

       Infrastructure
       --------------
            The Company has significant expertise in three areas relating to the infrastructure market: transportation systems, institutional and commercial facilities and water resources projects.

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

            INSTITUTIONAL AND COMMERCIAL FACILITIES. The Company provides architectural, engineering design, space planning and construction supervision services to this market area. Demand for low-maintenance, energy efficient facilities drives today's market for commercial and industrial buildings. In addition, there is increased pressure to renovate facilities to meet changing needs and current building standards.

            WATER RESOURCES. The Company's capabilities in this market area include the planning, design and program and construction management of water supply, storage, distribution and treatment systems, as well as work in basin plans, groundwater supply, customer rate studies, urban run-off, bond issues, flood control, water quality analysis and beach erosion control.

       Environmental
       -------------
            The Company has developed expertise in two principal environmental markets: hazardous waste management and pollution control.

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

            The Company has been awarded several significant contracts with government agencies, including a contract with the U.S. Department of Defense for environmental engineering and remediation work in the Northwest and Alaska under the Comprehensive Long-Term Environmental Action-Navy ("Navy CLEAN") program and two contracts with the U.S. Environmental Protection Agency ("EPA") under its Alternative Remedial Contracting Strategy ("EPA ARCS") program. Under the Navy CLEAN contract, the Company provides site inspections, site characterizations, remediation designs and action plans for contaminated Navy facilities. A portion of the Navy CLEAN contract, which is expected to have a ten-year term, is awarded each year over the life of the contract. In fiscal 1995 and 1994, the Company generated revenues associated with the Navy CLEAN contract of $16.6 million and $14.3 million, respectively. The Company's services under the ten-year EPA ARCS contracts include investigating the nature and extent of contamination by hazardous materials, performing risk assessments, evaluating the feasibility of various options for remedial action and providing management, technical, quality assurance and health and safety reviews of potentially responsible party submittals. Work under the EPA ARCS contracts is performed on a task order basis. In fiscal 1995 and 1994, the Company recognized revenues of $20.5 million and $26.7 million, respectively, under the EPA ARCS contracts.

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

                                    Clients
                                    -------
       General
       -------
            The Company's clients include local, state and Federal government agencies and private sector businesses. The Company's revenues from local, state and Federal government agencies and private businesses for the last five fiscal years are as follows:


                               1995           1994           1993              1992          1991
                             --------       --------       --------          --------       --------
                                                                   (In thousands)
       Local and state
       agencies           $ 99,871  56%   $ 88,207  54%   $ 80,350  55%   $ 65,315  48%   $ 68,720  56%

       Federal
       agencies             58,751  33      59,611  36      48,713  33      52,530  38      35,614  29

       Private
       businesses           21,147  11      16,270  10      16,698  12      18,948  14      18,504  15
                           ------- ---     ------- ---     ------- ---     ------- ---     ------- ---
       Total              $179,769 100%   $164,088 100%   $145,761 100%   $136,793 100%   $122,838 100%
                           ======= ===    ======== ===     ======= ===     ==========      ======= ===

       Contract Pricing and Terms of Engagement
       ----------------------------------------
            Under its cost-plus contracts, the Company charges clients negotiated rates based on the Company's direct and indirect costs. Labor costs and subcontractor services are the principal components of the Company's direct costs. Federal Acquisition Regulations limit the recovery of certain specified indirect costs on contracts subject to such regulations. In negotiating a cost-plus contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. The Company receives payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, the Company must obtain a contract modification in order to receive payment for such overage. The Company's profit margin will increase to the extent the Company is able to reduce actual costs below the estimates used to produce the negotiated fixed prices on contracts not covered by Federal Acquisition Regulations; conversely, the Company's profit margin will decrease and the Company may realize a loss on the project if the Company does not control costs and exceeds the overall estimates used to produce the negotiated price.

            Cost-plus contracts covered by Federal Acquisition Regulations require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. The Defense Contract Audit Agency, auditors for the Department of Defense and other Federal agencies, has completed incurred cost audits of the Company's Federal contracts for fiscal years ended through October 31, 1988, resulting in immaterial adjustments.

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

       Backlog, Project Designations and Indefinite Delivery Contracts
       ---------------------------------------------------------------
            The Company's contract backlog was $196.4 million at October 31, 1995, compared to $159.1 million at October 31, 1994. The Company's contract backlog consists of the amount billable at a particular point in time for future services under executed funded contracts. Indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, are included in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $196.4 million at October 31, 1995, approximately 30%, or
       $59.0 million, is not reasonably expected to be filled within the next fiscal year ending October 31, 1996.

            The Company has also been designated by customers as the recipient of certain future contracts. These "designations" are projects that have been awarded to the Company but for which contracts have not yet been executed. Task orders under executed indefinite delivery contracts which are expected to be issued in the immediate future are included in designations. Total contract designations were estimated to be $194.1 million at October 31, 1995, as compared to $172.0 million at October 31, 1994. Typically, a significant portion of designations are converted into signed contracts. However, there is no assurance this will continue to occur in the future.

            Indefinite delivery contracts are signed contracts pursuant to which work is performed only when specific task orders are issued by the client. Generally these contracts exceed one year and often indicate a maximum term and potential value. Examples of such contracts are the Navy CLEAN and EPA ARCS contracts. Certain indefinite delivery contracts are for a definite time period with renewal option periods at the client's discretion. While the Company believes that it will continue to get work under these contracts over their entire term, because of renewals and the necessity for issuance of individual task orders, continued work by the Company and the realization of their potential maximum values under these contracts is not assured.

            However, because of the increasing frequency with which the Company's government and private sector clients use this contracting method, the Company believes their potential value should be disclosed along with backlog and designations as an indicator of the Company's future business. When the client notifies the Company of the scope and pricing of task orders, the estimated value of such task orders is added to designations. When such task orders are signed and funded, their value goes into backlog. At October 31, 1995, the potential value of the Company's five largest indefinite delivery contracts was as follows:


                                                       Revenues         At October 31, 1995
                                                        Recog-      -----------------------------
                                              Total    nized thru            Estimated  Estimated
                                            Potential  October 31,  Funded     Desig-   Remaining
          Contract              Term         Values       1995      Backlog   nations    Values
          --------              ----        ---------  ----------   -------  ---------  ---------
                                                      (In millions)
       EPA ARCS (9&10)         1989-1999      $182.5     $ 29.7      $10.6       $6.8     $135.4

       Navy CLEAN              1989-1999       166.0      109.4        6.4        3.2       47.0

       EPA ARCS (6,7&8)        1989-1999       119.7       61.0        3.3        3.0       52.4

       Brooks AFB System       1994-1999        50.0        1.7        5.0        -         43.3

       NY State Environmental
         Remediation           1990-1996        20.0        7.7        1.4        -         10.9
                                               -----      -----       ----       ----      -----
          Total                               $538.2     $209.5      $26.7      $13.0     $289.0
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

                                   Employees

            The Company has approximately 1,300 full-time employees, many of whom hold advanced or technical degrees and have extensive experience in a variety of disciplines applicable to the Company's business. The Company also employs, at various times on a temporary basis, up to several hundred additional persons to meet contractual requirements. Twenty-seven of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage. The Company believes that employee relations are good.

       ITEM 2.   PROPERTIES
                 ----------
            The Company leases office space in 24 principal locations throughout the United States. Most of the leases are written for a minimum term of three years with options for renewal, sublease rights and allowances for improvements. Significant lease agreements expire at various dates through the year 2005. The Company believes that its current facilities are sufficient for the operation of its business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

       ITEM 3.   LEGAL PROCEEDINGS
                 -----------------
            Item 8, Financial Statements and Supplementary Data,
       Note 8 -- Commitments and Contingencies -- is hereby incorporated by reference.

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------------------------------------------------
            There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1995.

       ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
                 ------------------------------------

            Name                    Position Held              Age
            ----                    -------------              ---
       Martin M. Koffel  . . . . Chief Executive Officer,       56
                                   President and Director of
                                   the Company from May 1989;
                                   Chairman of the Board from
                                   June 1989; Director,
                                   Regent Pacific Corporation
                                   since 1993.

       Kent P. Ainsworth . . . . Vice President and Chief       49
                                   Financial Officer of the
                                   Company from January 1991;
                                   Secretary of the Company
                                   from May, 1994; financial
                                   consultant from March 1990
                                   through December 1990;
                                   Vice President and Chief
                                   Financial Officer of
                                   DiGiorgio Corporation from
                                   November 1987 through
                                   February 1990.

       Marvin J. Bloom . . . . .   Senior Vice President and    54
                                   Regional Manager of URS
                                   Consultants, Inc., a
                                   wholly-owned subsidiary of
                                   the Company, since January
                                   1993; Senior Vice
                                   President and Division
                                   Manager of same from
                                   December 1992 through
                                   January 1993; Vice
                                   President and Division
                                   Manager of same from March
                                   1991 through December
                                   1992; Vice President and
                                   Branch Manager of same
                                   from August 1990 through
                                   February 1991; Deputy
                                   Division Manager of
                                   Sverdrup Corporation from
                                   June 1987 through August
                                   1990.

            Name                    Position Held              Age
            ----                    -------------              ---
       Joseph Masters  . . . . . Vice President, Legal of the   39
                                   Company since July 1994;
                                   Vice President, Director
                                   of Legal Affairs of URS
                                   Consultants, Inc., a
                                   wholly-owned subsidiary of
                                   the Company, from April
                                   1994 to July 1994; Vice
                                   President, Associate
                                   General Counsel of same
                                   from May 1992 to April
                                   1994; outside counsel to
                                   the Company from January
                                   1990 to May 1992; Vice
                                   President of URS
                                   Consultants, Inc., a
                                   wholly-owned subsidiary of
                                   the Company, from December
                                   1989 to January 1990;
                                   Secretary and Senior
                                   Counsel to Company from
                                   February 1989 to January
                                   1990.

       Peter J. Pedalino . . . . Vice President and Treasurer   48
                                   of URS Consultants, Inc.,
                                   a wholly-owned subsidiary
                                   of the Company, since July
                                   1989.

       Charles A. Rodenfels  . . Senior Vice President of       40
                                   Architectural Services,
                                   URS Consultants, Inc., a
                                   wholly-owned subsidiary of
                                   the Company, and National
                                   Director of Architectural
                                   Services from July 1993;
                                   Senior Vice President, URS
                                   Consultants, Inc. - Ohio,
                                   Ohio Division Manager from
                                   November 1990 to July
                                   1993; Vice President, URS
                                   Consultants, Inc. - Ohio,
                                   Ohio Branch Manager from
                                   November 1989 to November
                                   1990; Director of Business
                                   Development, URS
                                   Consultants, Inc. - Ohio
                                   Columbus office, November
                                   1981 to November 1989.

            Name                    Position Held              Age
            ----                    -------------              ---
       Irwin L. Rosenstein . . . President of URS               59
                                   Consultants, Inc., a
                                   wholly-owned subsidiary of
                                   the Company, and Director
                                   since February 1989; Vice
                                   President of the Company
                                   since 1987; President of
                                   Eastern Region of URS
                                   Consultants, Inc. from
                                   August 1986 to February
                                   1989.

       Martin S. Tanzer, Ph.D. . Executive Vice President of    51
                                   URS Consultants, Inc., a
                                   wholly-owned subsidiary of
                                   the Company, since
                                   February 1989.  Vice
                                   President of same from
                                   1984 through February
                                   1989.

                                    PART II

       ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                 -----------------------------------------------------
            The shares of the Company's Common Stock are listed on the New York and Pacific Stock Exchanges (under the symbol "URS").
       At December 15, 1995, the Company had approximately 2,043 stockholders of record. The following table sets forth the high and low closing sale prices of the URS Common Shares, as reported by The Wall Street Journal for the periods indicated.

                                               MARKET PRICE
                                          ----------------------
                                           LOW             HIGH
                                           ---             ----
       Fiscal Period:
        1994:
          First Quarter                    $ 4.75         $ 7.38
          Second Quarter                   $ 6.75         $ 7.75
          Third Quarter                    $ 4.88         $ 7.13
          Fourth Quarter                   $ 5.13         $ 6.75
        1995:
          First Quarter                    $ 5.00         $ 6.00
          Second Quarter                   $ 5.38         $ 6.00
          Third Quarter                    $ 5.25         $ 5.88
          Fourth Quarter                   $ 5.50         $ 6.63
        1996:
          First Quarter                    $ 6.38         $ 7.13
            (through December 15, 1995)

            The Company has not paid cash dividends since 1986.  (See
       Item 8, Financial Statements and Supplementary Data, Note 7 -- Long-Term Debt). Further, the declaration of dividends could be precluded by existing Delaware law.

       ITEM 6.   SUMMARY OF SELECTED FINANCIAL INFORMATION
                 -----------------------------------------
            The following table sets forth selected financial data of the Company for the five years ended October 31, 1995. The data presented below should be read in conjunction with the Consolidated Financial Statements of the Company including the notes thereto.

                         SUMMARY OF SELECTED FINANCIAL INFORMATION
                           (In thousands, except per share data)


                                          Years Ended October 31,
                               --------------------------------------------
                               1995      1994      1993      1992      1991
                               ----      ----      ----      ----      ----
       Income Statement
        Data:

       Revenues              $179,769  $164,088  $145,761  $136,793  $122,838
                              -------   -------   -------   -------   -------
       Operating expenses:
        Direct operating      108,845   102,500    91,501    85,384    72,659
        Indirect, general
         and administrative    63,217    55,455    51,607    45,473    45,311
        Total operating       -------   -------   -------   -------   -------
         expenses             172,062   157,955   143,108   130,857   117,970
                              -------   -------   -------   -------   -------

       Operating income         7,707     6,133     2,653     5,936     4,868
       Interest expense,
        net                     1,351     1,244     1,220     1,208     2,326
       Income before income   -------   -------   -------   -------   -------
        taxes                   6,356     4,889     1,433     4,728     2,542
       Income tax expense       1,300       450       140       460       250
                              -------   -------   -------   -------   -------

       Net income            $  5,056  $  4,439  $  1,293  $  4,268  $  2,292
                              =======   =======   =======   =======   =======

       Net income per
        share:
           Primary           $    .68  $    .60  $    .18  $    .55  $    .40
                              =======   =======   =======   =======   =======

           Fully diluted     $    .67  $    .60  $    .18  $    .55  $    .38
                              =======   =======   =======   =======   =======

        Weighted average
         shares:
           Primary              8,632     8,556     6,971     8,221     6,742
           Fully diluted        8,632     8,556     6,971     8,221     6,282

                                             As of October 31,
                               --------------------------------------------
                               1995      1994      1993      1992      1991
                               ----      ----      ----      ----      ----
                                             (In thousands)
       Balance Sheet Data:
        Working capital       $36,307   $33,674   $27,684   $26,836   $21,891
        Total assets           74,075    65,214    58,074    54,892    49,831
        Total debt              9,999     9,270     8,277     8,705     8,347
        Shareholders'         $39,478   $33,973   $29,389   $27,878   $23,264
         equity


       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -------------------------------------------------
                             Results of Operations
                             ---------------------
       Fiscal 1995 Compared with Fiscal 1994
       -------------------------------------
            Revenues in fiscal 1995 were $179.8 million, or 10% over the amount reported in fiscal 1994. The growth in revenues is primarily attributable to increases in revenues derived from all areas of the Company's business, particularly transportation and other infrastructure projects in the Northeast. Revenues generated from the Company's three largest contracts; Navy CLEAN, EPA ARCS 9&10 and EPA ARCS 6,7,&8, decreased in fiscal 1995 to $37.1 million as compared to $41.0 million in fiscal 1994. The decrease in revenues from these contracts is primarily due to a decrease in the number of task orders for hazardous waste services on all of the above EPA ARCS contracts. Revenues generated from private commercial businesses increased from $16.3 million in fiscal 1994 to $21.1 million in fiscal 1995.

            Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased
       $6.3 million, or 6%, over the amount reported in fiscal 1994.
       The increase is due to an overall increase in the Company's business in fiscal 1995 as compared to fiscal 1994. Indirect general and administrative expenses ("IG&A") increased to $63.2 million in fiscal 1995 from $55.5 million in fiscal 1994. Expressed as a percentage of revenues, IG&A expenses increased from 34% in fiscal 1994 to 35% in fiscal 1995. The Company attributes this increase to the overall increase in the Company's business. Net interest expense remained relatively constant at $1.4 million in fiscal 1995.

            The Company earned $6.4 million before income taxes in fiscal 1995 compared to $4.9 million in fiscal 1994. While the Company has available net operating loss ("NOL") carryforwards which partially off-set otherwise taxable income for Federal income tax purposes, for state income tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, the Company's effective tax rate for fiscal 1995 was approximately 20%. This effective income tax rate is based on the Company using a significant portion of the unlimited NOL available to it in fiscal year 1995. See Income Taxes below and
       Note 6 - Income Taxes - to the Company's Consolidated Financial
       Statements.

            Net income increased to $5.1 million in fiscal 1995 as compared to $4.4 million in fiscal 1994. The Company earned $0.67 per share on a fully-diluted basis in fiscal 1995 compared to $0.60 per share in fiscal 1994.

            The Company's backlog of signed and funded contracts at October 31, 1995 was $196.4 million as compared to $159.1 million at October 31, 1994. The value of the Company's designations was $194.1 million at October 31, 1995, as compared to $172.0 million at October 31, 1994.

       Fiscal 1994 Compared with Fiscal 1993
       -------------------------------------
            Revenues in fiscal 1994 grew to $164.1 million, or 13%, over the amount reported in fiscal 1993. The growth in revenues was primarily attributable to increases in revenues generated from all areas of the Company's business, particularly transportation and other infrastructure projects in the Northeast. Revenues derived from the Company's three largest contracts: Navy CLEAN, EPA ARCS 9&10 and EPA ARCS 6,7&8, were $41.0 million in fiscal 1994 compared to $38.5 million in fiscal 1993. The increase in revenues from these contracts was due to an increase in the number of task orders for hazardous waste clean-up services. Revenues generated from private commercial businesses decreased to $16.3 million in fiscal 1994 from $16.7 million in fiscal 1993.

            Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased
       $11.0 million, or 12%, over the amount reported in fiscal 1993. The increase was due to an overall increase in the Company's business in fiscal 1994 as compared to fiscal 1993. In fiscal 1994, IG&A expenses increased to $55.5 million from $51.6 million in fiscal 1993. However, expressed as a percentage of revenues, IG&A expenses decreased from 35% in fiscal 1993 to 34% in fiscal 1994. The Company attributes this decrease to continued emphasis on cost controls, as well as the one-time charge of $2.0 million taken in the third quarter of fiscal 1993 in connection with the planned phase-out of certain of the Company's architectural offices and for claims on certain of the Company's architectural projects. Net interest expense remained constant at $1.2 million in fiscal 1994 due to significantly lower debt levels in fiscal 1993 and 1994 as the result of the secondary common stock offering completed by the Company in June 1991.

            The Company earned $4.9 million before income taxes in fiscal 1994 compared to $1.4 million in fiscal 1993. While the Company had available NOL carryforwards which partially off-set otherwise taxable income for Federal income tax purposes, for state income tax purposes such amounts were not necessarily available to offset income subject to tax. Accordingly, the Company's effective tax rate for fiscal 1994 was approximately 9%.

            Net income increased 238% to $4.4 million compared to $1.3 million in fiscal 1993. The Company earned $0.60 per share in fiscal 1994 compared to $0.18 per share in fiscal 1993.

            The Company's backlog of signed and funded contracts at October 31, 1994 was $159.1 million as compared to $142.0 million at October 31, 1993. The value of the Company's designations, which are awarded projects for which contracts have not been signed, was $172.0 million at October 31, 1994 as compared to $213.6 million at October 31, 1993.

       Income Taxes
       ------------
            Prior to October 10, 1989, the Company had available NOL carryforwards for Federal income tax purposes of approximately $51.0 million. As a result of a change in ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended, ("IRC") that occurred on October 10, 1989, the Company's NOL carryforwards for financial statement and Federal income tax purposes became limited to approximately $750,000 per year for the succeeding fifteen-year carryforward period, for an aggregate of $11.2 million, plus NOL attributable to recognized built-in gains, limited to $14.0 million by IRC Section 382, for a total of $25.2 million. The financial statement tax benefits arising from these NOL carryforwards will be recognized as a reduction in financial statement tax expense and an addition to paid-in capital in the years utilized. At October 31, 1995, the Company had utilized $18.4 million of the total $25.2 million for Federal income tax purposes, including all of the $14.0 million NOL attributable to recognized built-in gains. The remaining available NOL is limited to $750,000 per year.

            Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") Number 109, "Accounting for Income Taxes." This standard requires companies to record all deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, including tax loss carryforwards. As permitted under SFAS Number 109, prior years' financial statements were not restated. This change did not materially affect the Company's Consolidated Financial Statements.

       Liquidity and Capital Resources
       -------------------------------
            The Company's liquidity and capital measurements are set forth below:

                                                October 31,
                                      --------------------------------
                                      1995          1994          1993
                                      ----          ----          ----

       Working capital            $36,307,000   $33,674,000   $27,684,000
       Working capital ratio        2.6 to 1      2.6 to 1      2.5 to 1
       Average days to convert
        billed accounts
        receivable to cash             62            66            67
       Percentage of debt to
        equity                        25.0%         27.3%         28.2%


            On January 4, 1995, the Company acquired ECD for an aggregate purchase price of $3,596,000, which was paid in cash.

            In April 1995, the Company amended its existing line of credit with Wells Fargo Bank, National Association (the "Bank"), to be an unsecured line of credit up to $15,000,000 and expiring April 29, 1997. Borrowings on the unsecured line of credit bear interest at the option of the Company at a per annum rate equal to either the Bank's prime rate, or 1.5% over the interest rate offered to the Bank in the interbank Eurodollar market, adjusted for the Bank's Eurodollar reserve requirements. At October 31, 1995, the Company had outstanding letters of credit totalling $386,000, which reduced the amount available to the Company under the unsecured line of credit to $14,614,000. See Note 7 - Long-Term Debt - Credit Agreement - to the Company's consolidated financial statements. Under the unsecured credit agreement, the Company is required to satisfy certain financial and nonfinancial covenants. The Company was in compliance with all financial and non-financial covenants contained in the unsecured credit agreement at October 31, 1995 and the secured credit agreement at October 31, 1994.

            As discussed more fully in Item 1 - Business, on December 3, 1995, the Company and Greiner executed a letter of intent for the Company to acquire all the outstanding stock of Greiner pursuant to a merger of Greiner with a wholly-owned subsidiary of the Company. To finance the cash portion of this proposed acquisition, the Company is negotiating to obtain a $20,000,000 senior secured revolving credit facility expiring three years from the closing of the loan (which would replace the unsecured line of credit discussed above) and a $50,000,000 senior secured term loan maturing six years from the closing of the loan. See
       Note 7 - Long-Term Debt - Credit Agreement - to the Company's consolidated financial statements.

            The Company is a professional services organization and, as such, is not capital intensive. Capital expenditures during fiscal years 1995, 1994, and 1993 were $1,610,000, $2,149,000, and $1,952,000, respectively. The expenditures were principally for computer-aided design and drafting equipment to accommodate the Company's growth. The Company expects fiscal 1996 capital expenditures to be comparable to the expenditures in fiscal 1995.

            The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused line of credit, as well as the contemplated credit facilities being negotiated in connection with the proposed Greiner acquisition, will provide sufficient capital to fund its operations and its capital expenditure needs for the foreseeable future.

       ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                 -------------------------------------------
                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

       The Board of Directors and Stockholders of URS Corporation:

            We have audited the accompanying consolidated balance sheets of URS Corporation and its subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of URS Corporation and its subsidiaries as of October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

            As discussed in the notes to the consolidated financial statements, effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.



                                          /s/ COOPERS & LYBRAND L.L.P.

                                          COOPERS & LYBRAND L.L.P.




       San Francisco, California
       December 15, 1995

                           URS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands, except per share data)
                                                               October 31,
                                                            1995        1994
                             ASSETS                         ----        ----
       Current assets:
         Cash and cash equivalents                        $ 8,836     $ 9,457
         Accounts receivable, including retainage
           amounts of $3,895 and $2,925, less allowance
           for doubtful accounts of $664 and $495          35,822      30,132
         Costs and accrued earnings in excess of
           billings on contracts in process, less
           allowances for losses of $606 and $646          13,200      13,747
         Prepaid expenses                                   1,849         929
                                                           ------      ------
           Total current assets                            59,707      54,265

         Property and equipment at cost, net                5,835       5,469
         Goodwill, net                                      7,765       4,787
         Other assets                                         768         693
                                                           ------      ------
                                                          $74,075     $65,214
                                                           ======      ======
              LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
         Accounts payable                                 $ 7,724     $ 9,440
         Accrued salaries and wages                         6,588       5,700
         Accrued expenses and other                         9,088       5,451
                                                           ------      ------
           Total current liabilities                       23,400      20,591

         Long-term debt                                     7,204       6,638
         Long-term debt to related parties                  2,795       2,632
         Deferred compensation and other                    1,198       1,380
                                                           ------      ------
           Total liabilities                               34,597      31,241
                                                           ------      ------
       Commitments and contingencies (Note 8)

       Stockholders' equity:
         Common Shares, par value $.01; authorized
           20,000 shares; issued 7,167 and 7,019 shares,
           respectively                                        73          71
         Treasury stock                                      (287)        (59)
         Additional paid-in capital                        31,791      30,261
         Retained earnings since February 21, 1990, date
           of quasi-reorganization                          7,901       3,700
                                                           ------      ------
           Total stockholders' equity                      39,478      33,973
                                                           ------      ------
                                                          $74,075     $65,214
                                                           ======      ======
                    See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                            Years Ended October 31,
                                         ----------------------------
                                         1995        1994        1993
                                         ----        ----        ----

       Revenues                       $179,769    $164,088    $145,761
                                       -------     -------     -------

       Expenses:

         Direct operating              108,845     102,500      91,501

         Indirect, general and
          administrative                63,217      55,455      51,607

         Interest expense, net           1,351       1,244       1,220
                                       -------     -------     -------
                                       173,413     159,199     144,328
                                       -------     -------     -------

       Income before taxes               6,356       4,889       1,433

       Income tax expense                1,300         450         140
                                       -------     -------     -------
       Net income                     $  5,056    $  4,439    $  1,293
                                       =======     =======     =======

       Net income per share:

         Primary                      $    .68    $    .60    $    .18
                                       =======     =======     =======
         Fully diluted                $    .67    $    .60    $    .18
                                       =======     =======     =======












                 See Notes to Consolidated Financial Statements

                            URS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (In thousands)
                                                       Addi-             Total
                               Common Shares           tional            Share-
                              --------------- Treasury Paid-in Retained holders'
                              Number   Amount  Stock   Capital Earnings  Equity
                              ------   ------  -----   ------- --------  ------
       Balances November 1,
        1992                   6,959   $ 70   $   0   $27,697  $  111  $27,878
                               -----    ---    ----    ------   -----   ------
       Stock in lieu of
        interest                   4     -       -         31      -        31

       Employee stock
        purchases                 26     -       -        187      -       187

       Quasi-reorganization
        NOL carryforward          -      -       -        450    (450)      -

       Net income                 -      -       -         -    1,293    1,293
                               -----    ---    ----    ------   -----   ------
       Balances, October 31,
        1993                   6,989     70       0    28,365     954   29,389
                               -----    ---    ----    ------   -----   ------
       Employee stock
        purchases                 40      1      -        203      -       204

       Purchase of treasury
        shares                   (10)    -      (59)       -       -       (59)

       Quasi-reorganization
        NOL carryforward          -      -       -      1,693  (1,693)      -

       Net income                 -      -       -         -    4,439    4,439
                               -----    ---    ----    ------   -----   ------
       Balances October 31,
        1994                   7,019     71     (59)   30,261   3,700   33,973
                               -----    ---    ----    ------   -----   ------
       Employee stock
        purchases                190      2      -        675      -       677

       Purchase of treasury
        shares                   (42)    -     (228)       -       -      (228)

       Quasi-reorganization
        NOL carryforward         -       -       -        855    (855)      -

       Net income                -       -       -         -    5,056    5,056
                               -----    ---    ----    ------   -----   ------
       Balances, October 31,
        1995                   7,167   $ 73   $(287)  $31,791  $7,901  $39,478
                               =====    ===    ====    ======   =====   ======
                      See Notes to Consolidated Financial Statements

                             URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (In thousands)
                                                 Years Ended October 31,
                                              ----------------------------
                                                  1995     1994     1993
                                                  ----     ----     ----
       Cash flows from operating activities:
        Net income                               $5,056   $4,439   $1,293
                                                  -----    -----    -----
        Adjustments to reconcile net income to
         net cash provided (used) by operating
         activities:
         Depreciation and amortization            3,124    2,596    2,986
         Changes in current assets and
          liabilities:
          Increase in accounts receivable and
           costs and accrued earnings in excess
            of billings on contracts in process (4,067) (4,938) (1,949) Decrease (increase) in prepaid
           expenses and other                      (881)      26      137
          Increase in accounts payable, accrued
           salaries and wages and accrued
            expenses                              1,252    1,682    1,455
          Other, net                               (391)      28      517
                                                  -----    -----    -----
          Total adjustments                        (963)    (606)   3,146
                                                  -----    -----    -----
          Net cash provided by operating
           activities                             4,093    3,833    4,439
                                                  -----    -----    -----
       Cash flows from investing activities:
        Payment for business acquisition         (3,596)      -        -
        Capital expenditures                     (1,610)  (2,149)  (1,952)
        Other                                        43       -      (400)
                                                  -----    -----    -----
        Net cash used by investing activities    (5,163)  (2,149)  (2,352)
                                                  -----    -----    -----
       Cash flows from financing activities:
        Repayment of debt                            -        -    (1,340)
        Repurchase of common shares                (228)     (59)      -
        Proceeds from sale of common shares         247      204      152
        Proceeds from exercise of stock options     430       -        -
        Other                                        -     1,000       -
                                                  -----    -----    -----
         Net cash provided (used) by financing
          activities                                449    1,145   (1,188)
                                                  -----    -----    -----
       Net increase (decrease) in cash             (621)   2,829      899
       Cash at beginning of year                  9,457    6,628    5,729
                                                  -----    -----    -----
       Cash at end of year                       $8,836   $9,457   $6,628
                                                  =====    =====    =====
                      See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       NOTE 1.   ACCOUNTING POLICIES
                 -------------------
       Principles of Consolidation and Basis of Presentation
       -----------------------------------------------------
            The consolidated financial statements include the accounts of URS Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Revenue Recognition
       -------------------
            Revenue from contract services is recognized by the percentage-of-completion method and includes a proportion of the earnings expected to be realized on a contract in the ratio that costs incurred bear to estimated total costs. Revenue on cost reimbursable contracts is recorded as related contract costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined. Revenue for additional contract compensation related to unpriced change orders is recorded when realization is probable. Revenue from claims by the Company for additional contract compensation is recorded when agreed to by the customer. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract.

            Costs under contracts with the U.S. Government are subject to government audit upon contract completion. Therefore, all contract costs, including direct and indirect, general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1989 through fiscal 1995 are subject to review by the U.S. Government.

       Cash and Cash Equivalents
       -------------------------
            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

       Income Taxes
       ------------
            Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") Number 109, "Accounting for Income Taxes." This standard requires companies to record all deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, including tax loss carryforwards. As permitted under SFAS Number 109, prior years' financial statements were not restated. This did not materially affect the Company's consolidated financial statements.

       Depreciation and Amortization
       -----------------------------
            Depreciation is provided on the straight-line method over the useful service lives of the assets. Goodwill is amortized on the straight-line method ranging from 10 to 20 years.

       Income Per Share
       ----------------
            The computation of earnings per common and common equivalent shares is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options, exercise of warrants and the potential conversion of convertible debentures, less the number of shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

            The fully diluted per share computation reflects the effect of common shares contingently issuable upon the exercise of warrants in periods in which such exercise would cause dilution. Fully diluted earnings per share may also reflect additional dilution related to stock options due to the use of the market price at the end of the period when higher than the average price for the period.

       Computation of Net Income Per Share
       (In thousands, except per share data)

                                                  Years Ended October 31,
                                                  -----------------------
                                                  1995     1994     1993
                                                  ----     ----     ----

       Net income                                $5,056   $4,439   $1,293

       Add:
       Interest on debentures and notes, net
        of applicable income taxes                  696      715       -
                                                  -----    -----    -----
       Net income for fully-diluted income per
        common share                             $5,752   $5,154   $1,293
                                                  =====    =====    =====
       Weighted average number of common shares
        outstanding during the year               7,080    7,001    6,971

       Add:
       Common equivalent shares (determined
        using the "treasury stock" method)
        representing shares issuable upon
        exercise of employee stock options and    2,985    2,959       -
        warrants

       Less:
        Twenty percent limit on repurchase       (1,433)  (1,404)      -
                                                  -----    -----    -----
       Weighted average number of shares used
        in calculation of fully-diluted income
        per share                                 8,632    8,556    6,971
                                                  =====    =====    =====
       Fully-diluted income per common share     $  .67   $  .60   $  .18
                                                  =====    =====    =====

       Industry Segment Information
       ----------------------------
            The Company's single business segment, consulting, provides engineering and architectural services to local and state governments, the Federal government and the private sector. The Company's services are primarily utilized for planning, design and program and construction management of infrastructure and environmental projects.

            The Company's revenues from local, state and Federal government agencies and private businesses for the last three fiscal years are as follows:

                                         Years Ended October 31,
                              --------------------------------------------
                                  1995            1994            1993
                              ------------    ------------    ------------
                                             (In thousands)
       Local and state
        agencies             $ 99,871  56%   $ 88,207  54%   $ 80,350  55%

       Federal agencies        58,751  33      59,611  36      48,713  33

       Private business        21,147  11      16,270  10      16,698  12
                              ------- ---     ------- ---     ------- ---

         Total               $179,769 100%   $164,088 100%   $145,761 100%
                              ======= ===     ======= ===     ======= ===


       NOTE 2.   QUASI-REORGANIZATION
                 --------------------
            In conjunction with a restructuring completed in fiscal year 1990, the Company, with the approval of its Board of Directors, implemented a quasi-reorganization effective February 21, 1990 and revalued certain assets and liabilities to fair value as of that date.

            The fair values of the Company's assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying value and no further adjustment of historical bases was required. No assets were written-up in conjunction with the revaluation. As part of the quasi-reorganization, the deficit in retained earnings of $92,523,000 was eliminated against additional paid-in capital. The balance in retained earnings at October 31, 1995 represents the accumulated net earnings arising subsequent to the date of the quasi-reorganization.

       NOTE 3.   ACQUISITION
                 -----------
            During the year ended October 31, 1995, the Company acquired E.C. Driver & Associates, Inc. ("ECD") for an aggregate purchase price of $3,596,000, and the assumption of ECD's liabilities totaling $1,356,000. This acquisition was accounted for by the purchase method of accounting and the net assets of ECD are included in the Company's consolidated balance sheet as of October 31, 1995 based upon its estimated fair value at the transaction's effective date of January 4, 1995. Pro forma operating results for the years ended October 31, 1994 and 1995, as if the acquisition had been made on November 1, 1993, are not presented as they would not be materially different from the Company's reported results. The excess of the purchase price over the estimated fair value of the assets acquired (goodwill) of $3,596,000 will be amortized on a straight line basis over twenty years.

       NOTE 4.   PROPERTY AND EQUIPMENT
                 ----------------------
            Property and equipment consists of the following:

                                            October 31,
                                        -------------------
                                        1995           1994
                                        ----           ----
                                          (In thousands)

       Furniture and fixtures        $  2,713       $  3,192

       Equipment                        9,074          7,764

       Leasehold improvements             887            866
                                      -------        -------
                                       12,674         11,822
       Less: Accumulated
        depreciation and
        amortization                   (6,839)        (6,353)
                                      -------        -------
       Net property and
        equipment                    $  5,835       $  5,469
                                      =======        =======


       NOTE 5.   GOODWILL
                 --------
            Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 1995 and 1994 was $3,129,000 and $2,507,000, respectively.

       NOTE 6.   INCOME TAXES
                 ------------
            The components of income tax expense applicable to the operations each year are as follows:

                                       Years Ended October 31,
                                      --------------------------
                                      1995       1994       1993
                                      ----       ----       ----
                                            (In thousands)
       Current:

        Federal                      $1,325     $  150     $   70

        State and local                 590        230         85
                                      -----      -----      -----
          Subtotal                    1,915        380        155
                                      -----      -----      -----
       Deferred:

        Federal                        (385)        -          -

        State and local                (230)        70        (15)
                                      -----      -----      -----
          Subtotal                     (615)        70        (15)
                                      -----      -----      -----
       Total tax provision           $1,300     $  450     $  140
                                      =====      =====      =====

            As of October 31, 1995, the Company has available net operating loss ("NOL") carryforwards for Federal income tax purposes and financial statement purposes of $6,750,000. The NOL utilization is limited to $750,000 per year.

            While the Company has available NOL carryforwards which partially off-set otherwise taxable income for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax. Accordingly, state income taxes have been provided.

            The significant components of the Company's deferred tax assets and liabilities as of October 31, 1995 are as follows:

            Deferred tax assets/(liabilities) - due to:
                                                         (In thousands)
                                                        1995       1994
                                                        ----       ----
       State taxes                                  $    201   $     78
       Allowance for doubtful accounts                   202        183
       Other accruals and reserves                     3,073      3,155
       Net operating loss                              2,302      3,135
       Alternative minimum tax credit                     -         360
                                                       -----      -----
             Total                                     5,778      6,911

       Valuation allowance                            (3,907)    (5,166)
                                                       -----      -----
       Deferred tax asset                              1,871      1,745
                                                       -----      -----
       Other deferred gain and unamortized
        bond premium                                  (1,826)    (1,979)
       Depreciation & amortization                       (45)        -
                                                       -----      -----
       Deferred tax liability                         (1,871)    (1,979)
                                                       -----      -----
       Net deferred tax liability                     $  -0-     $ (234)
                                                       =====      =====

             The net change in the total valuation allowance for the year ended October 31, 1995 was a decrease of $1,259,000 due to the utilization of net operating losses, AMT credits and other changes in deferred tax assets.

            The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                             Years Ended October 31,
                                            --------------------------
                                            1995       1994       1993
                                            ----       ----       ----
                                                 (In thousands)
       Federal income tax expense based
        upon Federal statutory tax rate
        of 34%                            $2,160     $1,665     $  490

       Nondeductible goodwill
        amortization                         160        160        185

       Nondeductible expenses                217        120         60

       NOL carryforwards utilized         (1,142)    (1,693)      (640)

       AMT credit utilized                  (333)        -          -

       State taxes, net of Federal
        benefit                              238        198         45
                                           -----      -----      -----
         Total taxes provided             $1,300     $  450     $  140
                                           =====      =====      =====

       NOTE 7.   LONG-TERM DEBT
                 --------------
            Long-term debt consists of the following:

                                                         October 31,
                                                       1995      1994
                                                       ----      ----
                                                       (In thousands)
       Third party:
         6-1/2% Convertible Subordinated Debentures
          due 2012 (net of bond issue costs of $41
          and $44)                                    $2,104    $2,101

         8-5/8% Senior Subordinated Debentures due
          2004 (net of discount and bond issue costs
          of $3,830 and $3,969) (effective interest
          rate on date of restructuring was 25%)       2,625     2,486

         Obligations under capital leases              3,406     2,721
                                                       -----     -----
                                                       8,135     7,308
         Less: Current maturities of capital leases      931       670
                                                       -----     -----
                                                      $7,204    $6,638
                                                       =====     =====
       Related parties:
         January Notes (net of discount of $1,205
         and $1,368) (effective interest rate on
         date of restructuring was 12%)               $2,795    $2,632
                                                       =====     =====

       Credit Agreement
       ----------------
            At October 31, 1995, the Company's unsecured line of credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for advances up to $15,000,000 and expires April 30, 1997. Borrowings on the line of credit bear interest at the option of the Company at a per annum rate equal to either the Bank's prime rate, or 1.5% over the interest rate offered to the Bank in the interbank Eurodollar market, adjusted for the Bank's Eurodollar reserve requirements. At October 31, 1995, the Company had outstanding letters of credit totalling $386,000 which reduced the amount available to the Company under its unsecured line of credit to $14,614,000.

            To finance the cash portion of the proposed Greiner acquisition (discussed more fully in Item 1 - Business and Note 16 - Subsequent Event), the Company is negotiating to obtain a $20,000,000 senior secured revolving credit facility expiring three years from the closing of the loan and a $50,000,000 senior secured term loan maturing six years from the closing of the loan. The senior secured revolving credit facility would replace the current unsecured line of credit.

            Under the unsecured line of credit agreement the Company is required to satisfy certain financial and non-financial covenants. The declaration of dividends, except stock dividends, is restricted by the terms of the Company's credit agreement with the Wells Fargo Bank, National Association (the "Bank") and the indenture governing the 8-5/8% Senior Subordinated Debentures due 2004 (the "8-5/8 Indenture"), described below. The Company was in compliance with all financial and non-financial covenants related to the unsecured line of credit agreement at October 31, 1995 and to the secured line of credit agreement October 31, 1994.

       Related Parties
       ---------------
            At October 31, 1995, the Company had fully drawn $4,000,000 under its line of credit with Richard C. Blum & Associates, L.P. ("RCBA"). This indebtedness is represented by the January Notes, which bear interest at 6-1/2% per annum, are subordinate only to the Bank line of credit and are due November 1, 2000. RCBA, through various partnerships, beneficially owns approximately 22% of the Company's common shares (approximately 34% assuming exercise of additional warrants) outstanding at October 31, 1995. Richard C. Blum, a director of the Company, is also Chairman of RCBA.

       Debentures
       ----------
            The Company's 6-1/2% Convertible Subordinated Debentures due 2012 are convertible into the Company's common shares at the rate of $206.30 per share. Sinking fund payments are calculated to retire 70% of the debentures prior to maturity beginning in February 1998. Interest is payable semi-annually in February and August. Interest is payable semi-annually in January and July on the Company's 8-5/8% Senior Subordinated Debentures due 2004. Both the 6-1/2% Convertible Subordinated Debentures and the 8-5/8% Senior Subordinated Debentures are subordinate to all debt to RCBA and the Bank.

            The amounts of long-term debt outstanding at October 31, 1995 maturing in the next five years are as follows:

                                       (In thousands)
                       1996                $   -
                       1997                    -
                       1998                    -
                       1999                    -
                       2000                    -
                       Thereafter          $12,600

            Amounts payable under capitalized lease agreements are excluded from the above table.

       Obligations under Leases
       ------------------------
            Total rental expense included in operations for operating leases for the fiscal years ended October 31, 1995, 1994 and 1993 amounted to $5,717,000, $5,275,000 and $4,938,000, respectively.
       Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2005.

            Obligations under non-cancelable lease agreements are as follows:

                                             Capital   Operating
                                             Leases     Leases
                                             -------   ---------
                                                (In thousands)
            1996                             $ 1,253   $ 5,384
            1997                               1,137     4,346
            1998                                 833     3,355
            1999                                 643     2,584
            2000                                 440     1,994
            Thereafter                            63     3,311
                                              ------    ------
            Total minimum lease payments       4,369   $20,974
                                                        ======
            Less amounts representing
             interest                            963
                                              ------
            Present value of net minimum
             lease payments                  $ 3,406
                                              ======

       NOTE 8.   COMMITMENTS AND CONTINGENCIES
                 -----------------------------
            Currently, the Company has $31,000,000 per occurrence and aggregate commercial general liability insurance coverage. The Company is also insured for professional errors and omissions ("E&O") and pollution liability ("EIL") claims with an aggregate limit of $25,000,000 after a self-insured deductible of $500,000. The E&O and EIL coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain this policy, it will have no coverage under the policy for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain this type of coverage, but there can be no assurance that the Company can maintain its existing coverage, that claims will not exceed the amount of insurance coverage or that there will not be claims relating to prior periods that were subject only to "claims made" coverage.

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

       NOTE 9.   CAPITAL STOCK
                 -------------
            Declaration of dividends, except Common Stock dividends, is restricted by the unsecured line of credit agreement and the 8-5/8 Indenture. Further, declaration of dividends may be precluded by existing Delaware law.

            During fiscal year 1995, the Company repurchased a total of 42,000 shares of its Common Stock at an average repurchase price of $5.43, pursuant to a systematic repurchase plan approved by the Company's Board of Directors on September 13, 1994.

            The 1987 Restricted Stock Plan (the "Plan") provides for grants of up to 16,537 shares of Common Stock to key employees of the Company and its subsidiaries. An employee selected to receive shares under the Plan will not be required to pay any consideration for the shares. Shares issued to an employee are subject to forfeiture in the event that the employment of the employee terminates for any reason other than death. The forfeiture restrictions lapse with respect to portions of the grant over a five-year period subsequent to the grant date. As of October 31, 1995, 6,872 restricted shares have been granted.

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

            On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan (the "1991 Plan"). The 1991 Plan provides for the grant not to exceed 1,500,000 Restricted Shares, Stock Units and Options, plus the number of shares of Common Stock remaining available for awards under the 1987 Plan (9,665) and the 1989 Plan (50,000) to key employees of the Company and its subsidi-aries at prices and for periods as determined by the Board of Directors. The 1991 Plan prohibits granting new options under the 1987 Plan and the 1989 Plan. As of October 1995, the Company had issued 21,200 shares of Restricted Stock under the 1991 Plan.

            Under the Employee Stock Purchase Plan (the "ESP Plan") implemented in September 1985, employees may purchase shares of Common Stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of Common Stock shall be the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. The ESP Plan was suspended effective September 19, 1988. On March 24, 1992, the stockholders approved reinstating the ESP Plan. Employees purchased 46,610 shares under the ESP Plan in fiscal 1995 and 36,195 shares in fiscal 1994.

            On February 21, 1990, the Company issued warrants to purchase 1,819,148 shares of Common Stock at a purchase price of $4.34 per share which expire on February 14, 1997.

            A summary of the number of stock options granted under the 1979, 1989 and 1991 Plans is as follows:

                                                  October 31, 1995
                                              ------------------------
                                              Shares     Per Share<F1>
       Number of options:                     ------     -------------
             Outstanding at year end        1,166,324    $3.12 - 31.25
             Exercisable at year end          768,166    $3.12 - 31.25
             Exercised during the year        137,600    $3.12 - $3.12
             Available for grant at year end  239,665          -

                                                  October 31, 1994
                                              ------------------------
                                              Shares     Per Share<F1>
       Number of options:                     ------     -------------
             Outstanding at year end        1,139,964    $3.12 - 31.25
             Exercisable at year end          790,967    $3.12 - 31.25
             Exercised during the year           -             -
             Available for grant at year end  413,765          -

                                                  October 31, 1993
                                              ------------------------
                                              Shares     Per Share<F1>
       Number of options:                     ------     -------------
             Outstanding at year end          856,445    $3.12 - 31.25
             Exercisable at year end          689,275    $3.12 - 31.25
             Exercised during the year           -             -
             Available for grant at year end  705,565          -
       [FN]
       <F1>  Reflects lowest and highest exercise price.

       NOTE 10.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                  -------------------------------------------------
            Cash paid during the period for:

                                               Years Ended October 31,
                                               ----------------------
                                               1995     1994     1993
                                               ----     ----     ----
                                                  (In thousands)

             Interest                         $  891   $1,301   $1,170
             Income taxes                     $1,358   $  499   $  518

            The Company purchased all of the capital stock of ECD for $3,596,000. In conjunction with the acquisition, liabilities were assumed as follows:

             Fair value of assets acquired    $4,952   $  -     $   -
             Cash paid for the capital stock  (3,596)     -         -
                                               -----    -----    -----
             Liabilities assumed              $1,356   $  -     $   -
                                               =====    =====    =====

            There were no significant non-cash investing or financing activities in fiscal 1994 and 1993.

       NOTE 11.   DEFINED CONTRIBUTION PLAN
                  -------------------------
            The Company has a defined contribution retirement plan under Internal Revenue Code Section 401(k). The plan covers all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. Contributions in the amount of $643,000, $551,000 and $486,000 were made to the plan in fiscal 1995, 1994 and 1993, respectively.

       NOTE 12.   VALUATION AND ALLOWANCE ACCOUNTS
                  --------------------------------

                                          Additions   Deduc-
                                          Charged to  tions
                                Beginning  Costs and   from    Ending
                                 Balance   Expenses  Reserves  Balance
                                 -------   --------  --------  -------
                                             (In thousands)
       October 31, 1995
        Allowances for losses
         and doubtful
         collections             $1,141    $  442    $  313    $1,270

       October 31, 1994
        Allowances for losses
         and doubtful
         collections             $1,081    $  322    $  262    $1,141

       October 31, 1993
        Allowances for losses
         and doubtful
         collections             $  768    $  603    $  290    $1,081

       NOTE 13.   RELATED PARTY TRANSACTIONS
                  --------------------------
            Interest paid to related parties in connection with the January Notes was $194,000, $363,000 and $254,000 in fiscal 1995,
       1994 and 1993, respectively.  (See Note 7 - Long-Term Debt).

            The Company has agreements for business consulting services to be provided by RCBA and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $90,000 and $60,000 to RCBA and Richard C. Blum, respectively, for fiscal 1995, 1994 and 1993. Richard C. Blum also received an additional $25,000, $24,000 and $19,000 for his services as a Director of the Company in fiscal 1995, 1994 and 1993, respectively. In addition, during fiscal 1993, URS Consultants, Inc., a wholly-owned subsidiary of the Company ("URSC"), performed an underground storage tank remediation investigation on behalf of RCBA. Such investigation was completed by October 28, 1993, and on November 19, 1993, RCBA, Inc. paid URSC $70,000 in gross revenues.

       NOTE 14.   CONCENTRATION OF CREDIT RISK
                  ----------------------------
            The Company provides services primarily to local, state and Federal government agencies. The Company believes the credit risk associated with these types of revenues is minimal. However, the Company does perform ongoing credit evaluations of its customers and, generally, requires no collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

       NOTE 15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                  ---------------------------------------------
            Selected quarterly financial data for fiscal 1995 and 1994 is summarized as follows:

                                      Fiscal 1995 Quarters Ended
                                 -------------------------------------
                                 Jan. 31   Apr. 30   July 31   Oct. 31
                                 -------   -------   -------   -------
                                 (In thousands, except per share data)

       Revenues                  $40,307   $44,810   $44,456   $50,196
       Gross profit               15,878    17,688    18,052    19,306
       Operating income            1,356     1,625     2,060     2,666
       Net income                $   800   $ 1,051   $ 1,336   $ 1,869

       Income per share:

         Primary                 $   .11   $   .15   $   .18   $   .24
                                  ======    ======    ======    ======
         Fully diluted           $   .11   $   .15   $   .18   $   .23
                                  ======    ======    ======    ======
       Weighted average number
        of shares                  8,528     8,725     8,731     8,696
                                  ======    ======    ======    ======


                                      Fiscal 1994 Quarters Ended
                                 -------------------------------------
                                 Jan. 31   Apr. 30   July 31   Oct. 31
                                 -------   -------   -------   -------
                                 (In thousands, except per share data)

       Revenues                  $36,756   $40,520   $41,333   $45,479
       Gross profit               13,928    15,769    15,878    16,013
       Operating income            1,050     1,484     1,450     2,149
       Net income                $   651   $ 1,016   $   985   $ 1,787

       Income per share:

         Primary                 $   .10   $   .14   $   .14   $   .23
                                  ======    ======    ======    ======
         Fully diluted           $   .09   $   .14   $   .14   $   .23
                                  ======    ======    ======    ======
       Weighted average number
        of shares                  8,280     8,568     8,571     8,567
                                  ======    ======    ======    ======

            Operating income represents continuing operations before interest income and interest expense.

       NOTE 16.   SUBSEQUENT EVENT
                  ----------------
            Subsequent to the Company's year-end, a letter of intent was signed to acquire Greiner Engineering, Inc. for a combination cash and stock transaction aggregating $63.4 million in cash, and
       1.4 million shares of the Company's Common Stock. Completion of this transaction is subject to a number of conditions including a satisfactory due diligence review, mutual approval of a formal purchase agreement, and shareholder, regulatory and other approvals. The completion of this transaction is anticipated by April, 1996. The completion of the cash portion of this acquisition will necessitate financing via a revolving credit facility and senior secured term loan, increasing the Company's debt and interest expense. The Company is negotiating a banking agreement which secures adequate and appropriate financing for this acquisition as well as other future growth opportunities.


       ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE
                 ---------------------------------------------
            None.

                                    PART III

       ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS
                 --------------------------------
            Incorporated by reference from the information under the captions "Election of Directors" and "Compliance with
       Section 16(a) of Securities Exchange Act" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 26, 1996, and from Item 4a -- "Executive Officers of the Registrant" in Part I.

       ITEM 11.  EXECUTIVE COMPENSATION
                 ----------------------
            Incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 26, 1996.

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT
                 ---------------------------------------------------
            Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 26, 1996.

       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------
            Incorporated by reference from Item 8, Financial Statement and Supplementary Data, Note 7 -- Long-Term Debt and Note 13 -- Related Party Transactions.

                                    PART IV


       ITEM 14.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K
                 ------------------------------------------------------
          (a)(1)   Item 8.  Consolidated Financial Statements and
                            Supplementary Data

                Report of Independent Accountants

                Consolidated Balance Sheets
                   October 31, 1995 and October 31, 1994

                Consolidated Statements of Operations
                   For the years ended October 31, 1995, 1994 and 1993

                Consolidated Statements of Changes in Stockholders'
                Equity
                   For the years ended October 31, 1995, 1994 and 1993

                Consolidated Statements of Cash Flows
                   For the years ended October 31, 1995, 1994 and 1993

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

          10.5 Selected Executive Deferred Compensation Plan of the Company, filed as Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

          10.6   1995 Incentive Compensation Plan of the Company.  FILED
                 HEREWITH.

          10.7 1995 Incentive Compensation Plan of URS Consultants, Inc. FILED HEREWITH.

          10.8 Stock Appreciation Rights Agreement, dated July 18, 1989, between the Company and Irwin L. Rosenstein, filed as Exhibit 10.13 to the 1990 Form S-1 and incorporated herein by reference.

          10.9 Stock Appreciation Rights Agreement, dated October 9, 1989, between the Company and Martin M. Koffel, filed as Exhibit 10.15 to the 1990 Form S-1 and incorporated herein by reference.

          10.10 Stock Appreciation Rights Agreement, dated August 23, 1989, between the Company and Martin S. Tanzer, filed as Exhibit 10.11 to the 1991 Form 10-K and incorporated herein by reference.

          10.11 Employment Agreement, dated August 1, 1991, between URS Consultants, Inc. and Irwin L. Rosenstein, filed as
                 Exhibit 10.12 to the 1991 Form 10-K and incorporated herein by reference.

          10.11a Amendment to Employment Agreement, dated October 11,
                 1994, between URS Consultants, Inc., and Irwin L. Rosenstein, filed as Exhibit 10.12(a) to the 1994 Form 10-K and incorporated herein by reference.

          10.12 Employment Agreement, dated December 16, 1991, between the Company and Martin Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

          10.13 Employment Agreement, dated August 1, 1991, between URS Consultants, Inc. and Martin S. Tanzer, filed as
                 Exhibit 10.15 to the 1991 Form 10-K and incorporated herein by reference.

          10.13a Amendment to Employment Agreement, dated October 11,
                 1994, between URS Consultants, Inc., and Martin S. Tanzer, filed as Exhibit 10.15(a) to the 1994 Form 10-K and incorporated herein by reference.

          10.14 Employment Agreement, dated May 7, 1991, between the Company and Kent P. Ainsworth, filed as Exhibit 10.16 to the 1991 Form 10-K and incorporated herein by reference.

          10.15 Third Restated Credit Agreement, dated as of May 12, 1995, between Wells Fargo Bank, N.A., the Company, and URS Consultants, Inc., filed as Exhibit 10.11 to the 1995 second quarter Form 10-Q and incorporated herein by reference.

          10.16 Letter Agreement, dated May 31, 1990, among the Company and certain subsidiaries and certain affiliates of Richard C. Blum & Associates, Inc., amending the Thortec Entities Credit and Security Agreement, filed as Exhibit 10.21 to the 1990 Form S-1 and incorporated herein by reference.

          10.17 Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain subsidiaries and certain affiliates of Richard C. Blum & Associates, Inc., filed as Exhibit 10.54 to the 1988 Form 10-K, and incorporated herein by reference.

          10.18 First, Second, Third and Fourth Amendments to the Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain entities managed or advised by Richard C. Blum & Associates, Inc., filed as Exhibit 10.23 to the 1990 Form S-1 and incorporated herein by reference.

          10.19 Fifth, Sixth and Seventh Amendments to the Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain entities managed or advised by Richard C. Blum & Associates, Inc., filed as Exhibit 10.21 to the 1992 Form 10-K and incorporated herein by reference.

          10.20 Letter Agreement, dated February 14, 1990, between the Company and Richard C. Blum, filed as Exhibit 10.31 to the 1990 Form S-1 and incorporated herein by reference.

          10.21 Letter Agreement, dated February 14, 1990, between the Company and Richard C. Blum & Associates, Inc., filed as Exhibit 10.32 to the 1990 Form S-1 and incorporated herein by reference.

          10.22 Registration Rights Agreement, dated February 21, 1990, among the Company, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to the 1990 Form S-1 and incorporated herein by reference.

          10.23 Warrant Agreement, dated February 21, 1990, between the Company, Wells Fargo Bank, N.A. and the Purchasers named therein, filed as Exhibit 10.24 to the 1990
                 Form S-1 and incorporated herein by reference.

          10.24 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners I, filed as
                 Exhibit 10.25 to the 1990 Form S-1 and incorporated herein by reference.

          10.25 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners II, filed as
                 Exhibit 10.26 to the 1990 Form S-1 and incorporated herein by reference.

          10.26 URS Corporation Warrant Agreement, dated February 21, 1990, issued to BK Capital Partners III, filed as
                 Exhibit 10.27 to the 1990 Form S-1 and incorporated herein by reference.

          10.27 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Executive Life Insurance Company, filed as Exhibit 10.28 to the 1990 Form S-1 and incorporated herein by reference.

          10.28 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Wells Fargo Bank, N.A., filed as
                 Exhibit 10.29 to the 1990 Form S-1 and incorporated herein by reference.

          10.29 URS Corporation Warrant Agreement, dated February 21, 1990, issued to Wells Fargo Bank, N.A., filed as
                 Exhibit 10.30 to the 1990 Form S-1 and incorporated herein by reference.

          10.30 Post-Affiliation Agreement, dated July 19, 1989, between the Company and URS International, Inc., filed as Exhibit 10.42 to the 1989 Form 10-K and incorporated herein by reference.

          10.31 Contract between URS Consultants, Inc. and the U.S. Department of the Navy (No N62474-89-R-9295) dated June 6, 1989, filed as Exhibit 10.34 to the 1991 Form 10-K and incorporated herein by reference.<F*>

          10.32 Form of Indemnification Agreement dated as of May 1, 1992 between the Company and each of Messrs. Ainsworth, Blum, Cashin, Koffel, Madden, Praeger, Rosenstein and Walsh, and Dr. Tanzer, filed as Exhibit 10.34 to the 1992 Form 10-K and incorporated herein by reference.

          10.33 Form of Indemnification Agreement dated as of March 22, 1994 between the Company and Admiral Foley and Mr. Der Marderosian, filed as Exhibits 10.35 and 10.36 to the 1994 Form 10-K and incorporated herein by reference.

          10.34 Letter of Intent and Transaction Term Sheet dated December 3, 1995, filed as Exhibit 2(a) to the Form 8-K filed on December 5, 1995.

          10.35 Severance Agreement, dated as of November 22, 1993, between the Company and Joseph Masters. FILED HEREWITH.

          21.1   Subsidiaries of the Company.  FILED HEREWITH.

          23.1   Consent of Coopers & Lybrand L.L.P.  FILED HEREWITH.

          24.1 Powers of Attorney of certain Directors and Officers. FILED HEREWITH.

          27     Financial Data Schedule.  FILED HEREWITH.


             (b)(1)  Reports on Form 8-K

            No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended October 31, 1995.

       [FN]
       <F*>  Note:    Certain material contained in this exhibit and
                      indicated by an asterisk has been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities
                      Exchange Act of 1934, as amended, which was granted by the Commission effective April 30, 1992.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                URS Corporation
                                (Registrant)



                                By  /s/ Kent P. Ainsworth
                                   -----------------------------------
                                   Kent P. Ainsworth
                                   Vice President and
                                   Chief Financial Officer
                                   Dated:  January 3, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.
       Signature                      Title                  Date
       ---------                      -----                  ----


       /s/ Martin M. Koffel           Chairman of the Board  January 3, 1996
       --------------------------     of Directors and
       (Martin M. Koffel)             Chief Executive
                                      Officer


       /s/ Kent P. Ainsworth          President, Chief       January 3, 1996
       --------------------------     Financial Officer
       (Kent P. Ainsworth)            Principal Accounting
                                      Officer and Secretary


       IRWIN L. ROSENSTEIN*           Director               January 3, 1996
       --------------------------
       (Irwin L. Rosenstein)


       RICHARD C. BLUM*               Director               January 3, 1996
       --------------------------
       (Richard C. Blum)


       EMMET J. CASHIN, JR.*          Director               January 3, 1996
       --------------------------
       (Emmet J. Cashin, Jr.)

       RICHARD Q. PRAEGER*            Director               January 3, 1996
       --------------------------
       (Richard Q. Praeger)


       WILLIAM D. WALSH*              Director               January 3, 1996
       --------------------------
       (William D. Walsh)


       RICHARD B. MADDEN*             Director               January 3, 1996
       --------------------------
       (Richard B. Madden)


       ARMEN DER MARDEROSIAN*         Director               January 3, 1996
       --------------------------
       (Armen Der Marderosian)


       ADM. S. ROBERT FOLEY, JR.,     Director               January 3, 1996
       USN (RET.)*
       --------------------------
       (Adm. S. Robert Foley, Jr.,
       USN (Ret.))


       *By


       /s/ Kent P. Ainsworth
       ------------------------------------
       (Kent P. Ainsworth, Attorney-in-fact)

                                 EXHIBIT INDEX


       No.       Description                                   Page
       ---------------------------------------------------------------

       10.6      1995 Incentive Compensation Plan of            54
                 the Company

       10.7      1995 Incentive Compensation Plan of            72
                 URS Consultants, Inc.

       10.35     Severance Agreement, dated as of               97
                 November 22, 1993, between the Company
                 and Joseph Masters

       21.1      Subsidiaries of the Company                   102

       23.1      Consent of Coopers & Lybrand L.L.P.           104

       24.1      Powers of Attorney of certain Directors       105
                 and Officers

       27        Financial Data Schedule                       106

                                  EXHIBIT 10.6





                                URS CORPORATION

                                 1995 INCENTIVE

                               COMPENSATION PLAN

                               TABLE OF CONTENTS
                               -----------------



       I.   PURPOSE OF THE PLAN



       II.  HOW AWARDS ARE EARNED UNDER THE PLAN



       III. OTHER PLAN PROVISIONS



       IV.  DEFINITIONS



       V.   EXAMPLES OF PLAN OPERATION

                            I.  PURPOSE OF THE PLAN

       I.1  PURPOSE
            -------

       The URS Corporation ("URS") 1995 Incentive Compensation Plan (the "Plan") is intended to provide incentive compensation to individuals who make an important contribution to URS's financial performance. Specific Plan objectives are to:

            - Focus key Employees on achieving specific financial targets;

            -    Reinforce a team orientation;

            - Provide significant award potential for achieving outstanding performance; and

            - Enhance the ability of URS to attract and retain highly talented and competent individuals.

                   II.  HOW AWARDS ARE EARNED UNDER THE PLAN

       II.1 GENERAL PLAN DESCRIPTION
            ------------------------
       The Plan provides the opportunity for key Employees of URS to receive cash Awards based on a combination of URS's and individual performance.

       Here is an overview of how the Plan works. In general, certain Employees will be selected to participate in the Plan at the beginning of or during the Plan Year. These individuals are referred to as "Designated Participants." Upon selection to participate in the Plan, each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, multiplied by the Participant's Base Salary earned during the Plan Year, will equal the Participant's Target Award. This Target Award represents the amount that is expected to be paid to a Designated Participant if certain financial Performance Objectives for URS have been fully met.

       In addition, funds will be set aside for discretionary Awards to selected other Employees (referred to as "Non-designated Participants"), who have demonstrated outstanding individual performance during the Plan Year. It is expected that the amount available to Non-designated Participants for the 1995 Plan Year will be $25,000, assuming that URS meets its financial objectives.

       The sum of all Target Awards for Designated Participants and expected payouts to Non-designated Participants will equal the Target Bonus Pool. The Actual Bonus Pool will vary from the Target Pool upward or downward based on URS's actual performance in relationship to its Performance Objectives.

       Actual Awards to Designated Participants and actual funds available for distribution to Non-designated Participants will vary from target amounts based on the relationship between the Actual Bonus Pool and the Target Bonus Pool.

       A detailed description of how the Plan works is presented in the following sections of this document.

       II.2 DESIGNATED AND NON-DESIGNATED PARTICIPANTS
            ------------------------------------------
       Plan participation is extended to selected Employees who, in the opinion of the Chief Executive Officer ("CEO") of URS, have the opportunity to significantly impact the annual operating success of the Company. These Employees are the Designated Participants and will be notified in writing of their selection to participate in the Plan. This notification letter, for all Participants except the CEO of URS, will be signed by the CEO of URS. The letter of participation for the CEO will be signed by the Chairman of the Compensation/Option Committee ("Committee") of URS's Board of Directors.

       In addition to the Designated Participants, there may be a group of other Employees who are selected to receive Awards based on their outstanding individual performance during the Plan Year. These other Employees are the Non-designated Participants and will not be selected until the completion of the Plan Year. The selection of Non-designated Participants will be determined by the CEO of URS at his sole discretion.

       II.3 TARGET AWARD PERCENTAGES FOR DESIGNATED PARTICIPANTS
            ----------------------------------------------------
       Each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, when multiplied by the individual's Base Salary earned during the Plan Year, represents the anticipated payout to a Designated Participant if URS's Performance Objectives are met.

       Each Designated Participant's Target Award Percentage will be included in the letter of notification mentioned in Section II.2.

       II.4 TARGET BONUS POOL
            -----------------
       The Target Bonus Pool ("Target Pool") will equal the sum of all Target Awards for Designated Participants plus an amount set
                                                 ----
       aside for possible distribution to Non-designated Participants. For 1995, the Target Bonus Pool equals $355,000.

       II.5 URS PERFORMANCE OBJECTIVES
            --------------------------
       For 1995, URS's Performance Objectives are focused on the need to reach the Company's Target for Net Income. The Performance Objectives and weightings for the 1995 Plan Year are as follows:

             URS Corporation Performance Objectives and Weightings

       Performance Measure      Weighting      Performance Objective
       -------------------      ---------      ---------------------
       Net Income ($000s)         100%              $4,800


       Net Income will be calculated after all URS and URS Consultants
                                     -----         ---
       ("URSC") bonuses are accrued and assumed to have been paid.

       II.6 RELATIONSHIP BETWEEN PERFORMANCE AND THE ACTUAL BONUS POOL
            ----------------------------------------------------------
       The Actual Bonus Pool ("Actual Pool") will vary from the Target Pool based on the relationship between the actual performance of URS and the Performance Objectives. The Actual Pool will vary in relationship to the Target Pool based on the following table:

                  Relationship Between URS Performance and the
             Actual Bonus Pool as a % of the Target Bonus Pool <F1>

                        Actual
                   Performance as a   Net Income       Actual Pool
                   % of Performance     Actual          as a % of
                      Objective       Performance      Target Pool
                      ---------       -----------      -----------
                         (%)             ($000's)          (%)

                      >= 125%        >=  $ 6,000           200%
                         100%            $ 4,800           100%
                          75%            $ 3,600            30%
                       <  75%         <  $ 3,600             0%

       [FN]

       <F1> The calculation of the Actual Award as a percent of Target will be interpolated for performance between discrete points on a straight-line basis.

       Based on the table above, the Actual Award will vary depending upon actual performance in relation to Target Net Income.

       II.7 ACTUAL AWARDS TO DESIGNATED AND NON-DESIGNATED PARTICIPANTS
            -----------------------------------------------------------
       Actual Awards to Designated Participants will vary from Target levels based on the relationship between the Actual Bonus Pool and the Target Pool.

       After allocating Actual Awards to Designated Participants, the remaining funds in the Actual Pool will be available for allocation to Non-designated Participants.

       Actual Awards distributed to Non-designated Participants will be determined on a discretionary basis by the CEO. URS is under no obligation to distribute any or all of the Actual Pool. The sum of all Awards to Non-designated Participants may not exceed the amount available in the Actual Pool after Actual Awards have been allocated to Designated Participants.

                      EXAMPLE OF INTERPOLATION CALCULATION
                     ------------------------------------

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

       Below is a hypothetical example:


                    EXAMPLE OF ACTUAL BONUS POOL CALCULATION

       The following example illustrates the weighting of the Performance Objectives, and calculates the Actual Bonus Pool:

       Hypothetical Assumptions:
       -    Target Bonus Pool =                            $  355,000

       -    Net Income Objective (after bonus accrual) =   $4,800,000
       -    Actual Net Income (after bonus accrual) =      $4,600,000


       Interpolation:
       -    Net Income Performance =                            88.3%

       Actual Bonus Pool =                                 $  313,000

                          III.  OTHER PLAN PROVISIONS

       III.1  AWARD PAYMENT
              -------------
       Assessment of actual performance and payout of Awards will be subject to the completion of the 1995 Year-end independent audit.

       The Actual Award earned, up to and in excess of the Target Award level, will be paid to the Participant (or the Participant's heirs in the case of death) in cash within 30 days of the completion of the independent audit. Payroll and other taxes will be withheld as required by law.

       III.2  EMPLOYMENT
              ----------
       In order to receive an Award under the Plan, a Participant must be employed by URS or an Affiliate at the end of the Plan Year, except as otherwise noted below. Selection for participation in the Plan does not convey any employment rights. Terms and conditions of Participants' employment agreements with URS, if any, supersede the terms and conditions of the Plan.

       III.3  TERMINATION
              -----------
       If Termination of a Designated Participant's employment occurs during the Plan Year by reason of death, permanent disability, or retirement, the Designated Participant (or the Participant's heirs in the case of death) will be eligible to receive a pro-rata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year. Participants who have earned an Award on this basis will receive payment on the same schedule as other Plan Participants.

       A Participant whose employment with URS or its Affiliates is terminated prior to the end of the Plan Year for any other reason (whether voluntarily or involuntarily) will forfeit the opportunity to earn an Award under the Plan, except as otherwise provided for.

       III.4  OTHER PRO-RATA AWARDS
              ---------------------
       Individuals who have been selected during the Year for Plan participation and who have a minimum of three months as a Designated Participant will be eligible to receive a pro-rata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year, provided that the Participant is employed by URS or an Affiliate at Year-end.


       III.5  PLAN FUNDING
              ------------
       Estimated payouts for the Plan will be accrued monthly and charged as an expense against the income statement of URS. At the end of each fiscal quarter, the estimated Actual Awards under


                                     III-1
       the Plan will be evaluated based on actual performance to date. The monthly accrual rate will then be adjusted so that the cost of the Plan is fully accrued at Year-end.

       Accrual of Awards will not imply vesting of any individual Awards to Participants.

       III.6  PLAN ADMINISTRATION
              -------------------
       Responsibility for decisions and/or recommendations regarding Plan administration are divided among the URS CEO and the Committee. Section III.7 outlines the levels of responsibility and authority assigned to each.

       Notwithstanding the above, the Committee retains final authority regarding all aspects of Plan administration, and the resolution of any disputes. The Committee may, without notice, amend, suspend or revoke the Plan.

       III.7  INCENTIVE PLAN GOVERNANCE
              -------------------------
                                               URS
             Area of Administration            CEO            Committee
             ----------------------            ---            ---------
             Overall Plan Design               R                 A
             Determination of Performance
               Objectives                      R                 A
             Designated Participants           R                 A
       -----------------------------------------------------------------
             Individual Target Awards          R                 A
             Target funding for Non-
             Designated Participants           R                 A
             Target Award for CEO                               R/A
       -----------------------------------------------------------------
             Certification of actual
               performance against Objectives  R                 A
             Awards to Designated
               Participants                    R                 A
             Award to CEO                                       R/A
       -----------------------------------------------------------------
             Amendment, suspension, or
               termination of the Plan         R                 A
             Adjustments due to extraordinary
               events                          R                 A

       KEY:   R = Authority     A = Authority
                  to Recommend      to Approve







                                     III-2

       III.8  ASSIGNMENT OF EMPLOYEE RIGHTS
              -----------------------------
       No employee has a claim or right to be a Participant in the Plan, to continue as a Participant, or to be granted an Award under the Plan. URS is not obligated to give uniform treatment (e.g., Target Award Percentages, discretionary Awards, etc.) to Employees or Participants under the Plan. Participation in the Plan does not give an Employee the right to be retained in the employment of URS, nor does it imply or confer any other employment rights.

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

       III.9  WITHHOLDING TAX
              ---------------
       URS will deduct from all Awards paid under the Plan any taxes required by law to be withheld.

       III.10 EFFECTIVE DATE
              --------------
       The Plan is effective as of November 1, 1994, and will remain in effect for the Fiscal Year ending October 31, 1995 unless otherwise terminated or extended by the Committee.

       III.11 VALIDITY
              --------
       In the event any provision of the Plan is held invalid, void, or unenforceable, the same will not affect, in any respect whatsoever, the validity of any other provision of the Plan.

       III.12 APPLICABLE LAW
              --------------
       The Plan will be governed by and construed in accordance with the laws of the State of California.











                                     III-3

                                IV.  DEFINITIONS

       IV.1   DEFINITIONS
              -----------
       "Affiliates" refers to any entity owned partially or totally by URS Corporation including URS Corporation.

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

       "Compensation/Option Committee" or "Committee" refers to the Compensation/Option Committee of the Board of Directors of URS Corporation.

       "Designated Participant" refers to an Employee of URS Corporation designated by the CEO of URS to participate in the Plan.
       Designation will be established only in writing.

       "Employee" refers to an Employee of URS Corporation.

       "Fiscal Year" refers to the twelve months beginning November 1, 1994 and ending October 31, 1995.

       "Net Income" refers to the consolidated revenue less all expenses (including tax and interest charges) of URS Corporation.

       "Non-designated Participant" refers to an Employee of URS Corporation selected to receive an Award under the Plan on the basis of outstanding individual performance. Employee selection will be made at the end of the Plan Year, at the recommendation of the CEO of URS, within the guidelines agreed with and subject to the approval of the Committee. Unlike Designated Participants, Non-designated Participants will not be assigned Target Award Percentages or individual Performance Objectives.

       "Performance Objectives" or "Objectives" refers to the pre-established financial goals upon which URS Corporation performance will be assessed.

       "Plan" refers to the URS Corporation 1995 Incentive Compensation

       Plan, as described in this document. Any incentives for future years will be covered by subsequent plan documents.

       "Plan Year" or "Year" refers to the twelve months beginning November 1, 1994, and ending October 31, 1995, over which performance is measured under this Plan.

       "Target Award" refers to a Designated Participant's Target Award Percentage, multiplied by the Participant's Base Salary earned during the Plan Year. This amount represents the anticipated payout to the Designated Participant if all URS Corporation's Performance Objectives are met.

       "Target Award Percentage" refers to a percentage of Base Salary assigned to a Designated Participant in accordance with the terms and provisions of the Plan.

       "Target Bonus Pool" or "Target Pool" refers to the amount anticipated to be distributed to all Designated and Non-designated Participants if all URS Corporation's Performance Objectives are met.

       "Termination" means the Participant's ceasing his/her service with the Company or any of its Affiliates for any reason whatsoever, whether voluntarily or involuntarily, including by reason of death or permanent disability.

       "URS" refers to URS Corporation.

       "Year-end" refers to the end of the Fiscal Year, October 31, 1995.

                         V.  EXAMPLES OF PLAN OPERATION

                       URS CORPORATION PERFORMANCE TABLE



                                    Actual
                                  Net Income     Actual vs.
                               (100% weighting)  Target Pool
                               ----------------  -----------
                              > = $6,000 MM         200%

                                  $4,800 MM         100%

                                  $3,600 MM          30%

                              < = $3,600 MM           0%


       Scenario 1 - URS net income performance exceeds objectives

       Net income Objective ($MMs)      $4.8      ($5.75 - $4.8)/($6.0 -
                                                   $4.8) = 79.0%
       URS Actual Net Income ($MMs)    $5.75
         + 100% = 179.0%

       TARGET BONUS POOL ($000s)      $355.0
       ACTUAL BONUS POOL ($000s)      $635.0      ($355.0 * 179%)=
                                                   $635.0


       Scenario 2 - URS net income performance less than objectives

       Net income Objective ($MMs)      $4.8      ($4.6 - $4.8)/($3.6 -
                                                   $4.8) * (.7) =
       URS Actual Net Income ($MMs)     $4.6
        -11.7% + 100% = 88.3%

       TARGET BONUS POOL ($000s)      $355.0
       ACTUAL BONUS POOL ($000s)      $313.0      ($355.0 * 88.3%) =
                                                   $313.0

                                  EXHIBIT 10.7





                             URS CONSULTANTS, INC.

                        1995 INCENTIVE COMPENSATION PLAN

                               TABLE OF CONTENTS
                               -----------------



              I.  PURPOSE OF THE PLAN


             II.  HOW AWARDS ARE EARNED UNDER THE PLAN



            III.  OTHER PLAN PROVISIONS



             IV.  DEFINITIONS



              V.  EXAMPLES OF PLAN OPERATION

                            I.  PURPOSE OF THE PLAN

       I.1  PURPOSE
            -------
       The URS Consultants, Inc. 1995 Incentive Compensation Plan (the "Plan") is intended to provide incentive compensation to individuals who make an important contribution to URS
       Consultants, Inc.'s financial performance. Specific Plan objectives are to:


            - Focus key Employees on achieving specific financial targets;

            -    Reinforce a team orientation;

            - Provide significant award potential for achieving outstanding performance; and

            - Enhance the ability of URS Consultants, Inc. to attract and retain highly talented and competent individuals.

                   II.  HOW AWARDS ARE EARNED UNDER THE PLAN

       II.1 GENERAL PLAN DESCRIPTION
            ------------------------
       The Plan provides the opportunity for key Employees of URS
       Consultants, Inc. ("URSC") to receive cash Awards based on a combination of URSC and individual performance.

       Here is an overview of how the Plan works. In general, a Target Bonus Pool is established. This amount represents the total Awards that are expected to be paid to selected URSC Employees if certain financial Performance Objectives for URSC have been fully met. The Actual Bonus Pool will vary from the Target Bonus Pool upward or downward based on URSC actual performance in relationship to its Performance Objectives. This adjusted bonus pool is the Actual Bonus Pool, from which Actual Award payouts will be made.

       At the beginning of or during the Plan Year, certain Employees will be selected to participate in the Plan. These individuals are referred to as "Designated Participants." Upon selection to participate in the Plan, each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, multiplied by the Participant's Base Salary earned during the Plan Year, will equal the Participant's Target Award. This Target Award will be earned for meeting both pre-determined URSC and individual Performance Objectives. Individual Performance Objectives will vary based on the Participant's role within the organization. Each Designated Participant's Actual Award could vary from the Target Award, based on the individual's actual performance measured against his/her Performance Objectives, subject to the amount available for distribution from the Actual Bonus Pool.

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

       II.2 DESIGNATED AND NON-DESIGNATED PARTICIPANTS
            ------------------------------------------
       Plan participation is extended to selected Employees who, in the opinion of the President of URSC and the Chief Executive Officer ("CEO") of URS Corporation (the "Parent Company"), have the opportunity to significantly impact the annual operating success of URSC. These Employees are the Designated Participants and will be notified in writing of their selection to participate in the Plan. This notification letter will be signed by both the President of URSC and the CEO of the Parent Company.

       In addition to the Designated Participants, there may be a group of other Employees who are selected to receive Awards based on their outstanding individual performance during the Plan Year. These other Employees are the Non-designated Participants and will not be selected until the completion of the Plan Year. The selection of Non-designated Participants will be determined by the President of URSC, subject to the approval of the CEO of the Parent Company, at their sole discretion.

       II.3 TARGET BONUS POOL
            -----------------
       A Target Bonus Pool is established, equal to the sum of all target awards for Designated Participants plus an amount set aside for possible distribution to Non-designated Participants. (The Awards to Non-designated Participants are estimated at approximately 25% of the total Designated Participants' Bonus Pool.)

       This Target Bonus Pool is determined based on the current group of Designated Participants and the anticipated group of Non-designated Participants. The Target Pool is subject to change if the group of Designated Participants, the group of Non-Designated Participants, or the Base Salaries of Designated Participants change.

       Subject to these potential changes, the Target Bonus Pool for the 1995 Plan Year is established at $1,425,000.

       II.4 URSC PERFORMANCE OBJECTIVES
            ---------------------------
       URSC Performance Objectives are focused on the need to achieve strong operating results (i.e., contribution), generate cash through the management of accounts receivables (DSOs) throughout the Year and develop new business opportunities. Accordingly, performance will be evaluated based on a combination of URSC Contribution, Average Receivables Days Sales Outstanding (DSO) and New Sales.

       The URSC Performance Objectives for the 1995 Plan Year are as follows:

                          URSC Performance Objectives
                          ---------------------------
            Performance Measures          Performance Objectives
            --------------------          ----------------------
            Contribution ($000s)                 $12,603
            Average DSO (Days)                      94
            New Sales ($000s)                   $187,055


       URSC Contribution is defined as total 1995 Fiscal Year URSC revenues less:

            -    Direct cost of sales;
            -    Indirect expenses; and
            - Accrual of expected Awards for both Designated and Non-designated Participants under the Plan (i.e., the Plan must pay for itself)

       The subtraction of expected Awards from revenues in calculating contribution under the Plan means that the Contribution
       Objective, for purposes of the Plan, is calculated after all
                                                          -----
       bonuses have been accrued, or assumed to have been paid.

       URSC Days Sales Outstanding (DSO) is defined by the following formula:

                 BAR + UAR - BEC
                 ---------------  X  90
                    REVENUES

       where BAR is billed accounts receivable, UAR is unbilled accounts receivable, BEC is billings in excess of cost, and REVENUES is the sum of the last three months revenues. DSOs will be calculated monthly, and the average of the twelve months' DSOs will equal Average DSOs.

       URSC New Sales is defined as gross additions to backlog.


       II.5 WEIGHTING OF URSC PERFORMANCE OBJECTIVES
            ----------------------------------------
       The Target Bonus Pool will be weighted based on the aggregate weightings of the individual Participants' Performance Objectives in the Plan. Contribution will be the most heavily weighted
       component followed by DSO performance and New Sales.   An example
       of the weighting calculation is shown below.

                     EXAMPLE OF WEIGHTING CALCULATION <F1>
                     -------------------------------------

       The Target Bonus Pool will be weighted based on the aggregate weightings of the individual Performance Objectives for the Designated Participants in the Plan. The following example illustrates the weighting calculation:



                 Target Bonus Pool =          $1,425,000


                 Portion of Target Pool
                 determined by:

                 Contribution (69%)             $988,000

                 DSO Performance (17%)          $238,000

                 New Sales (14%)                $199,000


       [FN]

       <F1>      Weightings may be subject to change based on the Plan
                 measures of the Designated Participants at the end of the Plan Year.

       II.6      RELATIONSHIP BETWEEN PERFORMANCE AND THE ACTUAL BONUS
                 POOL
                 -----------------------------------------------------
       The Actual Bonus Pool will vary from the Target Bonus Pool based on the relationship between the actual performance of URSC and the Performance Objectives. The Actual Bonus Pool will vary in relationship to the Target Bonus Pool based on the following table:

                   Relationship Between URSC Performance And
             The Actual Bonus Pool As A % Of The Target Bonus Pool
             -----------------------------------------------------
                 URSC Contribution                     URSC DSO
             ------------------------               ---------------
         Actual
       Performance                 Actual
        As A % Of                Bonus Pool                Bonus Pool
       Performance    Actual      As A % Of     Actual      As A % Of
        Objective   Performance  Target Pool  Performance  Target Pool
       -----------  -----------  -----------  -----------  -----------
           (%)        ($000s)        (%)         (Days)        (%)
        >= 125%    >= $15,754        200%<F1>    < 89         200%<F1>
           100%       $12,603        100%          94         100%
            75%       $ 9,452         30%          99          30%
        <   75%    <  $ 9,452          0%        > 99           0%

                  URSC New Sales
               --------------------
         Actual
       Performance                 Actual
        As A % Of                Bonus Pool
       Performance    Actual      As A % Of
        Objective   Performance  Target Pool
       -----------  -----------  -----------
           (%)       ($000s)         (%)
        >= 125%   >= $233,819       200%
           100%      $187,055       100%
            75%      $140,291        30%
        <   75%   <  $140,291         0%

       [FN]
       <F1> Maximum upside opportunity of 200% of the Target Bonus Pool may be raised at the discretion of the Compensation/Option Committee ("Committee") of the Parent Company Board of Directors. The calculation of the Actual Bonus Pool As A % Of Target will be interpolated for performance between discrete points shown in the table above.

       Based on the table above, the Actual Bonus Pool could vary between 0% and 200% of the Target Bonus Pool, depending upon actual performance in relation to Performance Objectives and the weighting of the Performance Objectives. Accrual of any Actual

       Pool tied to DSO and New Sales is contingent upon Contribution performance being at or above 75% of the Performance Objective.

       Here is an example of the calculation of an Actual Bonus pool:

                      EXAMPLE OF INTERPOLATION CALCULATION
                      ------------------------------------
       To interpolate the Actual Award based on performance, apply the appropriate formula for actual performance above or below the Performance Objective. In all cases, solve for "X".

       -    For performance above objective:
       (Act. Perf. - Perf. Obj.)                         X
       -------------------------       =   -----------------------------
       (Max. Perf. - Perf. Obj.)           (Max. Award% - Target Award%)

       -    For performance below objective:
       (Act. Perf. - Perf. Obj.)                         X
       -------------------------       =   -----------------------------
       (Min. Perf. - Perf. Obj.)           (Min. Award% - Target Award%)

       -    Once you have solved for "X", add X to 100%.

       Below is a hypothetical example:

                    EXAMPLE OF ACTUAL BONUS POOL CALCULATION
                    ----------------------------------------
       The following example illustrates the weighting of the Performance Objectives and calculates the Actual Bonus Pool:

       Hypothetical assumptions:
       -    Target Bonus Pool =                             $1,425,000

             URSC 1995 Performance         Objective            Actual
             ---------------------         ---------            ------
       -    Contribution                     $12,603           $13,200
       -    DSO Performance                  94 Days           93 Days
       -    New Sales                       $187,055          $170,000

       Weighting:
       -    Contribution portion of Target Pool =             $988,000
       -    DSO portion of Target Pool =                      $238,000
       -    New Sales portion of Target Pool =                $199,000

       Interpolation:
       -    Contribution Performance =                          119.0%
       -    DSO Performance =                                   120.0%
       -    New Sales Performance =                              64.0%

       Actual Bonus Pool =                                  $1,588,680
       ($988,000 * 119.0%) + ($238,000 * 120.0%) +
       ($199,000 *  64.0%)

       II.7   DISCRETIONARY BONUS POOL
              ------------------------
       It is the intent of the Plan that if the Actual Bonus Pool, as calculated in Section II.6, should fall below 30% of the Target Bonus Pool, then a Discretionary Bonus Pool will be created instead.

       Awards from the Discretionary Pool may be made to selected Employees (both Designated and Non-designated Participants). Awards to Designated Participants will be calculated based on actual performance, reduced pro rata based on the amount of the Discretionary Pool. Awards to Non-designated Participants will be made on a totally discretionary basis by the President of URSC, subject to the approval of the CEO of the Parent Company. The formation of the Discretionary Pool will not guarantee any Award payments. Rather, the Discretionary Pool will be used to recognize selected outstanding Employees in the event that URSC does not meet or exceed 75% of its Contribution Performance Objective. The total sum of Awards made from the Discretionary Pool may not exceed 30% of the total Target Bonus Pool.

       II.8   ACTUAL BONUS POOL ALLOCATION
              ----------------------------
       Awards will be paid from the funds available in the Actual Bonus Pool. The portion of the pool actually allocated to Non-Designated Participants will be determined after the end of the Plan Year at the discretion of the CEO of the Parent Company, subject to the approval of the Committee, and may vary from the estimated 20% of the total Actual Bonus Pool. The sum of the Actual Awards paid, including Awards made to Non-designated Participants, may not exceed the available Actual Bonus Pool.

       II.9   TARGET AWARD PERCENTAGES
              ------------------------
       Each Designated Participant will be assigned a Target Award Percentage. This Target Award Percentage, when multiplied by the individual's Base Salary earned during the Plan Year, represents the anticipated payout to a Designated Participant if all of the URSC and the individual's Performance Objectives are met. Each Designated Participant's Target Award Percentage and individual Performance Objectives will be included in the letter of notification mentioned in Section II.2.

       II.10  ACTUAL AWARDS FOR DESIGNATED PARTICIPANTS
              -----------------------------------------
       Individual Performance Objectives will be assigned based on the economic unit (i.e., URSC, a region of URSC, or an office of URSC) on which the Participant's performance has the greatest financial impact. Each Designated Participant will be notified of his/her economic unit, the individual Performance Objectives associated with that unit, the weighting of those Performance Objectives, and the relationship between individual unit performance and Award levels in the letter of notification mentioned in Section II.2.

       II.11  ADJUSTMENT TO ACTUAL AWARDS
              ---------------------------
       It is possible that the sum of the Actual Awards for Designated Participants could exceed the Actual Bonus Pool available for Designated Participants. This result could happen for either one of two reasons. First, the CEO of the Parent Company could allocate more for Awards to Non-designated Participants than was accrued. Second, larger economic units could perform worse relative to the smaller economic units, creating an insufficient Actual Bonus Pool. In these cases, all Actual Awards will be reduced pro-rata by a factor determined by dividing the Actual Bonus Pool for Designated Participants by the sum of the individual Actual Awards for Designated Participants.

       If the sum of Actual Awards is less than the Actual Bonus Pool available for Designated Participants, there will be no upward pro-ration of Awards paid.

                          III.  OTHER PLAN PROVISIONS

       III.1  AWARD PAYMENT
              -------------
       Assessment of actual performance and payout of Awards will be subject to the completion of the 1995 Year-end independent audit.

       The Actual Award earned, up to and in excess of the Target Award level, will be paid to the Participant (or the Participant's heirs in the case of death) in cash within 30 days of the completion of the independent audit. Payroll and other taxes will be withheld as required by law.

       III.2  EMPLOYMENT
              ----------
       To receive an Award under the Plan, a Participant must be employed by URSC or an Affiliate at the end of the Plan Year, except as otherwise noted below. A Participant must also have performed his/her duties satisfactorily during the Year, as determined by the URSC President. The Parent Company CEO will assess the performance of the President and Executive Vice President.

       III.3  TERMINATION
              -----------
       If Termination of a Designated Participant's employment occurs during the Plan Year by reason of death, permanent disability, or retirement, the Designated Participant (or the Participant's heirs in the case of death) will be eligible to receive a pro-rata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year. Participants who have earned an Award on this basis will receive payment on the same schedule as other Plan Participants.

       A Participant whose employment with URSC or its Affiliates is terminated prior to the end of the Plan Year for any other reason (whether voluntarily or involuntarily) will forfeit the opportunity to earn an Award under the Plan.

       III.4  OTHER PRO-RATA AWARDS
              ---------------------
       Individuals who have been selected during the Year for Plan participation and who have a minimum of three months as a Designated Participant will be eligible to receive a pro-rata Award based on the time employed as a Participant and the Objectives achieved for the Plan Year, provided that the Participant is employed by URSC or an Affiliate at Year-end.

       III.5  PLAN FUNDING
              ------------
       Estimated payouts for the Plan will be accrued monthly and charged as an expense against the income statement of URSC and its economic units. At the end of each fiscal quarter, the estimated Actual Bonus Pool under the Plan will be evaluated


                                     III-1
       based on actual performance to date. The monthly accrual rate will then be adjusted so that the cost of the Plan is fully accrued at Year-end.

       Accrual of Awards will not imply vesting of any individual Awards to Participants.

       III.6  PLAN ADMINISTRATION
              -------------------
       Responsibility for decisions and/or recommendations regarding Plan administration are divided among the URSC President, the Parent Company CEO, and the Committee. Section III.7 outlines the levels of responsibility and authority assigned to each.

       Notwithstanding the above, the Committee retains final authority regarding all aspects of Plan administration, and the resolution of any disputes. The Committee may, without notice, amend, suspend or revoke the Plan.




































                                     III-2

       III.7  INCENTIVE PLAN GOVERNANCE
              -------------------------

                                                  Parent
                                                  Company
       Area of Administration                       CEO        Committee
       ----------------------                     -------      ---------
       Overall Plan Design                           R              A

       Determination of Performance
         Objectives                                  R              A

       Designated Participants                       R              A
       -----------------------------------------------------------------

       Individual Target Awards                      R              A

       Target funding for Non-
        Designated Participants                      R              A
       -----------------------------------------------------------------

       Certification of actual
         performance against Objectives              R              A

       Awards to Designated
         Participants                                R              A

       Awards to Non-designated
         Participants                                R              A
       -----------------------------------------------------------------

       Amendment, suspension, or
         termination of the Plan                     R              A

       Adjustments due to extraordinary
         events                                      R              A
       -----------------------------------------------------------------

       KEY:      R = Authority            A = Authority
                     to Recommend             to Approve














                                     III-3

       III.8   ASSIGNMENT OF EMPLOYEE RIGHTS
               -----------------------------
       No employee has a claim or right to be a Participant in the Plan, to continue as a Participant, or to be granted an Award under the Plan. URSC is not obligated to give uniform treatment (e.g., Target Award Percentages, discretionary Awards, etc.) to Employees or Participants under the Plan. Participation in the Plan does not give an Employee the right to be retained in the employment of URSC, nor does it imply or confer any other employment rights.

       Nothing contained in the Plan will be construed to create a contract of employment with any Participant. URSC reserves the right to elect any person to its offices and to remove Employees in any manner and upon any basis permitted by law.

       Nothing contained in the Plan will be deemed to require URSC to deposit, invest or set aside amounts for the payment of any Awards. Participation in the Plan does not give a Participant any ownership, security, or other rights in any assets of URSC or any of its Affiliates.

       III.9   WITHHOLDING TAX
               ---------------
       URSC will deduct from all Awards paid under the Plan any taxes required by law to be withheld.

       III.10  EFFECTIVE DATE
               --------------
       The Plan is effective as of November 1, 1994, and shall remain in effect for the Fiscal Year ending October 31, 1995 unless otherwise terminated or extended by the Committee.

       III.11  VALIDITY
               --------
       In the event any provision of the Plan is held invalid, void, or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provision of the Plan.

       III.12  APPLICABLE LAW
               --------------
       The Plan shall be governed by and construed in accordance with the laws of the State of California.











                                     III-4

                                IV.  DEFINITIONS

       IV.1 DEFINITIONS
            -----------
       "Actual Bonus Pool" or "Actual Pool" refers to the calculated amount available to be distributed to all Participants under the terms and provisions of the Plan.

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

       "Compensation/Option Committee" or "Committee" refers to the Compensation/Option Committee of the Board of Directors of the Parent Company.

       "Designated Participant" refers to an Employee of URS Consultants designated by the CEO of URS Corporation to participate in the Plan. Designation will be established only in writing.

       "Discretionary Bonus Pool" or "Discretionary Pool" is the total amount available to be distributed if URS Consultants contribution does not reach or exceed $9,452,000 (75% of the
                                              ---------
       Performance Objective).

       "Employee" refers to an Employee of URS Consultants, Inc.

       "Fiscal Year" refers to the twelve months beginning November 1, 1994 and ending October 31, 1995.

       "Non-designated Participant" refers to an Employee of URS Consultants selected to receive an Award under the Plan on the basis of outstanding individual performance. Employee selection will be made at the end of the Plan Year, at the recommendation of the President of URS Consultants, Inc. within guidelines agreed with and subject to the approval of the CEO of URS Corporation. Unlike Designated Participants, Non-designated

       Participants will not be assigned Target Award Percentages or individual Performance Objectives.

       "Parent Company" refers to URS Corporation.

       "Performance Objectives" or "Objectives" refers to the pre-established financial goals upon which overall URS Consultants and economic unit (i.e., URS Consultants, a region of URS
       Consultants, or an office of URS Consultants) performance will be assessed.

       "Plan" refers to the URS Consultants, Inc. 1995 Incentive
       Compensation Plan, as described in this document. Any incentives for future years will be covered by subsequent plan documents.

       "Plan Year" or "Year" refers to the twelve months beginning November 1, 1994, and ending October 31, 1995, over which performance is measured under this Plan.

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

       "Termination" means the Participant's ceasing his/her service with the Company or any of its Affiliates for any reason whatsoever, whether voluntarily or involuntarily, including by reason of death or permanent disability.

       "URSC" refers to URS Consultants, Inc.

       "Year-end" refers to the end of the Fiscal Year, October 31, 1995.

                         V.  EXAMPLES OF PLAN OPERATION

                     EXAMPLE OF WEIGHTING CALCULATION <F1>
                     -------------------------------------


       The Target Bonus Pool will be weighted based on the aggregate weightings of the individual Performance Objectives for the Designated Participants in the Plan. The following example illustrates the weighting calculation:



         Target Bonus Pool =                               $1,425,000

         Portion of Target Pool
         determined by:

         Contribution (69%)                                  $988,000

         DSO Performance (17%)                               $238,000

         New Sales (14%)                                     $199,000


       [FN]

       <F1> Weightings may be subject to change based on the Plan measures of the Designated Participants at the end of the Plan Year.

                    EXAMPLE OF ACTUAL BONUS POOL CALCULATION
                    ----------------------------------------


       The following example illustrates the weighting of the Performance Objectives and calculates the Actual Bonus Pool:

       Hypothetical assumptions:
       - Target Bonus Pool =                               $1,425,000


       URSC 1995 Performance                  Objective       Actual
       ---------------------                  ---------       ------
       - Contribution                          $12,603        $13,200

       - DSO Performance                       94 Days        93 Days

       - New Sales                            $187,055       $170,000

       Weighting:
       - Contribution portion of Target Pool =               $988,000
       - DSO portion of Target Pool =                        $238,000
       - New Sales portion of Target Pool =                  $199,000

       Interpolation:
       - Contribution Performance =                            119.0%
       - DSO Performance =                                     120.0%
       - New Sales Performance =                                64.0%

       Actual Bonus Pool =                                 $1,588,680

         ($988,000 * 119.0%) + ($238,000 * 120.0%) +
         ($199,000 *  64.0%)

                       EXAMPLE OF ACTUAL AWARD ADJUSTMENT
                       ----------------------------------

       The following example illustrates the Actual Award adjustment that occurs if the sum of the individual Actual Awards is greater than the Actual Bonus Pool:

       Hypothetical assumptions:

       - Target Bonus Pool =                               $1,425,000

       - Actual Bonus Pool =                               $1,588,680

       - Sum of individual Actual Awards
           (as calculated) =                               $2,400,000

       - Actual Awards (as calculated)
         -  Participant A =                                   $15,750
         -  Participant B =                                   $30,000


       Pro-rata reduction factor =
         ($1,588,680 / $2,400,000) =                             .662

       Individual Awards (after reduction)
       - Participant A =
         ($15,750 * .662) =                                   $10,427

       - Participant B =
         ($30,000 * .662) =                                   $19,860

                                 EXHIBIT 10.35

                              SEVERANCE AGREEMENT
                              -------------------

            THIS AGREEMENT is entered into as of November 22, 1993, by and between JOSEPH MASTERS (the "Employee") and URS CORPORATION,
                   --------------                      ---------------
       a Delaware corporation (the "Company").


                 1.   Term.
                      ----
                 This Agreement shall be in effect as long as the Employee is continuously employed by the Company.

                 2.   Severance Pay.
                      -------------
                 (a) CONTINUATION PERIOD. If the Company terminates the Employee's employment for any reason other than Cause or if, within one year after a Change in Control, the Employee voluntarily resigns his employment with the Company for Good Reason, then the Employee shall be entitled to receive all of the payments and benefit coverage described in this Section 2.
       Except as otherwise provided in Subsection (d) below, such payments and benefit coverage shall continue for the period commencing on the date when the employment termination is effective and ending on the earlier of (i) the date six months after the date when the employment termination is effective or
       (ii) the date of the Employee's death (the "Continuation
       Period").

                 (b) BASE SALARY. During the Continuation Period, the Company shall pay the Employee, in accordance with its standard payroll procedures, his base salary at the rate in effect on the date of the employment termination.

                 (c) INSURANCE COVERAGE. During the Continuation Period, the Employee (and, where applicable, his dependents) shall be entitled to continue participation in all insurance or similar plans maintained by the Company, including (without limitation) life, disability, health and accident insurance programs, on the terms that would apply if he were still an employee of the Company. Where applicable, the Employee's salary for purposes of such plans shall be deemed to be equal to his base salary. To the extent that the Company finds that it is not reasonably practicable to cover the Employee under its group insurance policies during the Continuation Period, the Company shall provide the Employee with an equivalent level of coverage under individual policies. The Company shall contribute to the cost of such individual policies the amount it would have contributed under its group insurance policies, and the Employee shall pay the balance of the cost (if any).

                 (d) MITIGATION REQUIRED. The payments contemplated by Subsection (b) above shall be reduced by any compensation that the Employee earns during the same period from any other source in connection with his personal services. All of the insurance coverage contemplated by Subsection (c) above shall be dis-continued completely as of the date when the Employee returns to employment or self-employment, whether full- or part-time, with an entity that offers any group insurance coverage to its employees or independent contractors, regardless of whether such coverage is equivalent to the insurance coverage contemplated by Subsection (c) above.

                 (e) CAUSE. For all purposes under this Agreement, "Cause" shall mean:

                      (i) A willful failure by the Employee to perform his duties, other than a failure resulting from the Employee's complete or partial incapacity due to physical or mental illness or impairment;

                     (ii) A willful act by the Employee which consti-tutes misconduct or fraud and which is injurious to the Company or to URS Corporation;

                    (iii) The Employee's conviction of, or plea of "guilty" or "no contest" to, a felony; or

                     (iv)  The Employee's willful disobedience of
            lawful orders and directives.

                 (f) CHANGE IN CONTROL. For all purposes under this Agreement, "Change in Control" shall mean the occurrence of any of the following events after the date of this Agreement:

                      (i) A change in control required to be reported pursuant to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act");

                     (ii) A change in the composition of the Board of Directors of URS Corporation (the "Board"), as a result of which fewer than two-thirds of the incumbent directors are directors who either (i) had been directors of URS Corpora-tion 24 months prior to such change or (ii) were elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the directors who had been directors of URS Corporation 24 months prior to such change and who were still in office at the time of the election or nomination; or

                    (iii)  Any "person" (as such term is used in
            sections 13(d) and 14(d) of the Exchange Act) through the acquisition or aggregation of securities is or becomes the beneficial owner, directly or indirectly, of securities of URS Corporation representing 20 percent or more of the combined voting power of the then outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote at elections of directors (the "Base Capital Stock"); except that:

                      (A)  Any change in the relative beneficial
                 ownership of the securities of URS Corporation by any person resulting solely from a reduction in the aggregate number of outstanding shares of Base Capital Stock, and any decrease thereafter in such person's ownership of securities, shall be disregarded until such person increases in any manner, directly or indirectly, such person's beneficial ownership of any securities of URS Corporation; and

                      (B) Any increase in the aggregate beneficial ownership of the securities of URS Corporation by entities whose investments are managed on a discretionary basis by Richard C. Blum & Associates, Inc., resulting from a payment in securities of interest in lieu of cash on debt obligations of URS Corporation outstanding as of the date of this Agreement, shall be disregarded.

                 (g) GOOD REASON. For all purposes under this Agreement, "Good Reason" shall mean that the Employee (i) has incurred a reduction in his base salary or (ii) has been demoted.

                 3.   Miscellaneous Provisions.
                      ------------------------
                 (a) SUCCESSORS. This Agreement and all rights hereunder shall inure to the benefit of, and be enforceable by, the parties, successors, assigns, personal or legal representatives, executors, administrators, heirs, distributees, devisees and legatees.

                 (b) WAIVER. No provision of this Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Company (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

                 (c) WHOLE AGREEMENT. No agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof. Effective as of the date hereof, this Agreement supersedes any prior employment or severance agreements between the parties.

                 (d) WITHHOLDING TAXES. All payments made under this Agreement shall be subject to reduction to reflect taxes required to be withheld by law.

                 (e) CHOICE OF LAW. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of California (except their choice-of-law provisions).

                 (f) SEVERABILITY. The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

                 (g) ARBITRATION. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. The arbitration shall be administered by the San Francisco regional office of such Association and shall be conducted at the San Francisco offices of such Association or at such other location in San Francisco as such Association may designate. All fees and expenses of the arbitrator and such Association shall be borne by the prevailing party.

                 (h) NO ASSIGNMENT. The rights of any person to payments or benefits under this Agreement shall not be made subject to option or assignment, either by voluntary or invol-untary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this Subsection (h) shall be void.

                 IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.



                                     /s/ Joseph Masters
                                     ---------------------------------
                                     Employee



                                     URS CORPORATION


                                     /s/ Michael B. Shane
                                     ---------------------------------
                                     By Michael B. Shane

                                     Title:  Executive Vice
                                             President

                                   EXHIBIT 21.1

                     URS CORPORATION AND SUBSIDIARY COMPANIES
                     ----------------------------------------
            The Company and its subsidiaries, excluding spun-off companies, as of October 31, 1995, are:
                                                                Percent of
                                               State of         Stock
       Parent and Subsidiaries                 Incorporation    Owned by URS
       -----------------------                 -------------    ------------
       URS Corporation (Parent)                Delaware         ----

       URS Operating Services, Inc.            Delaware         100

       URS Consultants, Inc.                   Delaware         100

       URS Consultants, Inc. - Florida         Florida          100 <F6>

       URS Consultants, Inc. -                 California       100 <F1>
       California

       URS Consultants, Inc.                   New York         100 <F1>

       URS Consultants, Inc. -                 Washington       100 <F1>
       Washington

       URS Consultants, Inc. -                 Colorado         100 <F1>
       Colorado

       URS Consultants, Inc. - Ohio            Ohio             100 <F1>

       Coverdale & Colpitts, Inc.              New York         100 <F4><F6>

       Thortec Environmental Systems, Inc.     California       100 <F6>

       URS Consultants, Inc. - Texas           Texas            100 <F1><F6>

       URS Consultants, Inc. - Ingenieria      Delaware         100 <F6>

       Forrest & Cotton International          Texas            100 <F6>

       URS Company - Kansas City               Missouri         100 <F6>

       Hospital Development Corp.              Missouri         100 <F3><F6>

       Thortec Environmental Systems, Inc.     Delaware         100 <F6>

       Mitchell Management Systems, Inc.       Delaware         100 <F6>

       URS de Mexico                           Mexico           100 <F2><F6>

       E.C. Driver & Associates, Inc.          Florida          100 <F5>

       [FN]

       <F1> Owned by URS Consultants, Inc. (Delaware)
       <F2> Owned by equally by URS Consultants, Inc. - California and URS
            Consultants, Inc. - Ingenieria
       <F3> Owned by URS Company - Kansas City
       <F4> Owned by URS Consultants, Inc. (New York)
       <F5> Owned by URS Consultants, Inc. - Florida
       <F6> Inactive

                                  EXHIBIT 23.1
                                  ------------

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

            Form S-8 (File No. 2-63576) for 41,825 common shares related to the 1979 Stock Option Plan filed February 8, 1980

            Form S-8 (File No. 2-99410) for 50,000 common shares related to the 1985 Employee Stock Purchase Plan filed August 1, 1985

            Form S-8 (File No. 33-42192) for 261,177 common shares related to the 1985 Employee Stock Purchase Plan filed August 31, 1991

            Form S-8 (File No. 33-41047) for 1,000,000 common shares related to the 1979 Stock Incentive Plan filed June 7, 1991

            Form S-8 (File No. 33-61230) for 500,000 common shares related to the 1991 Stock Incentive Plan filed April 1, 1993 of our report dated December 15, 1995, on our audits of the consolidated financial statements of URS Corporation and its subsidiaries as of October 31, 1995 and 1994, and for the years ended October 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.



                                     /s/ Coopers & Lybrand L.L.P.


                                     Coopers & Lybrand L.L.P.












       San Francisco, California
       January 3, 1996

                                  EXHIBIT 24.1
                                  ------------

                               POWER OF ATTORNEY



                 Each person whose signature appears below hereby constitutes and appoints any one of MARTIN M. KOFFEL and KENT P. AINSWORTH, each with full power to act without the other, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on SEC Form 10-K for fiscal year 1995 of URS Corporation, and any or all amendments thereto, and to file the same with all the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all extents and purposes as he might or could do in person, thereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                 This Power of Attorney may be executed in separate counterparts.


       Dated:    December 21, 1995.

       /s/ Richard C. Blum                /s/ William D. Walsh
       ------------------------------     ------------------------------
       Richard C. Blum, Director          William D. Walsh, Director


       /s/ Emmet J. Cashin                /s/ Irwin L. Rosenstein
       ------------------------------     -------------------------------
       Emmet J. Cashin, Jr., Director     Irwin L. Rosenstein, Director


       /s/ Richard Q. Praeger             /s/ Armen Der Marderosian
       ------------------------------     -------------------------------
       Richard Q. Praeger, Director       Armen Der Marderosian, Director


       /s/ Martin M. Koffel               /s/ Richard B. Madden
       ------------------------------     -------------------------------
       Martin M. Koffel, Director         Richard B. Madden, Director


       /s/ S. Robert Foley, Jr.
       ------------------------------
       S. Robert Foley, Jr., Director