Form 10-Q
period 1996-01-31
URS CORP /NEW/
filed 1996-03-15
CIK 102379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1996
                                              ----------------
                                       OR

     (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to __________

                          Commission file number 1-7567
                                                 ------
                                 URS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                            94-1381538
         -------------------------------          --------------------
          (State or other jurisdiction              (I.R.S. Employer
            of incorporation)                       Identification No.)

          100 California Street, Suite 500
          San Francisco, California                  94111-4529
          ---------------------------------          ----------
          (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code:  415-774-2700
                                                          ------------
               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ..X..  No .....

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                 Outstanding at February 15, 1996
     ----------------------------    ---------------------------------
     Common stock, $.01 par value                7,167,591






                            Exhibit Index on Page 10

                      URS CORPORATION AND SUBSIDIARIES


     PART I.   FINANCIAL INFORMATION:

          In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Net earnings per share computations have been calculated employing a methodology consistent with that disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995. The results of operations for the quarterly period ended January 31, 1996 are not necessarily indicative of the operating results for the full year.


      Item 1. Financial Statements (unaudited)

              Consolidated Balance Sheets

                 January 31, 1996 and October 31, 1995 . . . . . .  3

              Consolidated Statements of Operations

                 Three months ended January 31, 1996 and 1995  . .  4

              Consolidated Statements of Cash Flows

                 Three months ended January 31, 1996 and 1995  . .  5

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . .  7

     PART II. OTHER INFORMATION:

      Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .  9

                                   PART I
                           FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                      URS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                                   January 31,  October 31,
                                                     1996         1995
              ASSETS                                ------       ------
                                                         (unaudited)
     Current assets:
       Cash                                         $ 9,968      $ 8,836
       Accounts receivable, less allowance for
        doubtful accounts of $642 and $664           37,035       35,822
       Costs and accrued earnings in excess of
        billings on contracts in process, less
        allowances for losses of $444 and $606       14,456       13,200
       Prepaid expenses and other                     2,827        1,849
                                                     ------       ------
        Total current assets                         64,286       59,707

     Property and equipment at cost, net              6,071        5,835

     Goodwill, net                                    7,602        7,765

     Other assets                                       759          768
                                                     ------       ------
                                                    $78,718      $74,075
     LIABILITIES AND SHAREHOLDERS' EQUITY            ======       ======
     Current liabilities:
       Accounts payable                             $12,163      $ 7,724
       Accrued salaries and wages                     6,199        6,588
       Accrued expenses                               9,023        9,088
                                                     ------       ------
        Total current liabilities                    27,385       23,400

     Long-term debt, including related parties        9,986        9,999
     Deferred compensation and other                  1,055        1,198
                                                     ------       ------
        Total liabilities                            38,426       34,597
                                                     ------       -----
     Shareholders' equity:
      Common shares, par value $.01; authorized
       20,000 shares; issued 7,168 and 7,167 shares      73           73
      Treasury stock                                   (287)        (287)
      Additional paid-in capital                     32,244       31,791
      Retained earnings since February 21, 1990,
       date of quasi-reorganization                   8,262        7,901
                                                     ------       ------
       Total shareholders' equity                    40,292       39,478
                                                     ------       ------
                                                    $78,718      $74,075
                                                     ======       ======

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                               Three months ended
                                                   January 31,
                                              --------------------
                                               1996          1995
                                              ------        ------
                                                   (unaudited)

     Revenues                                $48,503        $40,307
                                              ------         ------
     Expenses:

       Direct operating                       30,398         24,429
       Indirect, general and
        administrative                        16,468         14,522
       Interest expense, net                     305            323
                                              ------         ------
                                              47,171         39,274
                                              ------         ------
     Income before taxes                       1,332          1,033

     Income tax expense                          520            233
                                              ------         ------

     Net income                              $   812        $   800
                                              ======         ======
     Net income per share:

       Primary                               $   .11        $  0.11
                                              ======         ======

       Fully diluted                         $   .11        $  0.11
                                              ======         ======

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                    Three Months Ended
                                                        January 31,
                                                    ------------------
                                                      1996      1995
                                                     ------    ------
                                                        (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                     $   812   $   800
                                                     ------    ------
     Adjustments to reconcile net income to net
       cash provided (used) by operating
       activities:
     Depreciation and amortization                      767       661
     Changes in current assets and liabilities
      net of effect from business acquisition
       Increase in accounts receivable and
        costs and accrued earnings in excess
        of billings on contracts in process          (2,469)     (988)
       Increase in prepaid expenses                    (978)     (830)
       Increase (decrease) in accounts payable,
        accrued salaries and wages and accrued
        expenses                                      3,945      (842)
     Other, net                                        (135)      (34)
                                                     ------    ------
     Total adjustments                                1,130    (2,033)
                                                     ------    ------
     Net cash provided (used) by operating
      activities                                      1,942    (1,233)
                                                     ------    ------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Payment for business acquisition                 -      (3,596)
       Capital expenditures                            (816)     (340)
                                                     ------    ------
       Net cash (used) by investing activities         (816)   (3,936)
                                                     ------    ------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Repurchase of common shares                      -        (118)
       Proceeds from exercise of stock options            6        92
                                                     ------    ------
       Net cash provided (used) by financing
        activities                                        6       (26)
                                                     ------    ------
       Net increase (decrease) in cash                1,132    (5,195)
       Cash at beginning of period                    8,836     9,457
                                                     ------    ------
       Cash at end of period                        $ 9,968   $ 4,262
                                                     ======    ======

     Supplemental cash flow information:
       Interest paid                                $   361   $   347
       Taxes paid                                       427        72
                                                     ------    ------
                                                    $   788   $   419
                                                     ======    ======
     Supplemental schedule of noncash investing and
       financing activities:
        The Company purchased all of the capital
         stock of a complementary business for
         $3,596,000.  In conjunction with the
         acquisition, liabilities were assumed as
         follows:
          Fair value of assets acquired             $   -     $ 4,952
          Cash paid for the capital stock               -      (3,596)
                                                     ------    ------
           Liabilities assumed                      $   -     $ 1,356
                                                     ======    ======

                      URS CORPORATION AND SUBSIDIARIES


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis (MD&A) should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1995 which was previously filed with the Securities and Exchange Commission.

     Results of Operations
     ---------------------
          The Company's revenues were $48,503,000 for the first quarter ended January 31, 1996, an increase of $8,196,000 or 20% over the amount reported for the same period last year. The growth in revenue is generally attributable to an increase in pass through costs and award fees. However, revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6,7 & 8 contracts, decreased in the first quarter of 1996 to $7,443,992 from $10,790,397 in the first quarter of 1995. The decrease in revenues from these contracts is due to fewer work assignments currently being executed.

          Direct operating expenses for the quarter ended January 31, 1996, which consist of direct labor and other direct expenses, including subcontractor costs, increased $5,969,000, a 24% increase over the amount reported for the same period last year. This increase is due to increases in business volume and in subcontractor and direct labor costs.

          Indirect general and administrative expenses for the quarter ended January 31, 1996 increased $1,946,000, or 13% over the amount reported for the same period last year as a result of an increase in business volume.

          The Company reported net income of $812,000, or $.11 per share for the first quarter ended January 31, 1996, compared to $800,000, or $.11 per share for the same period last year. The Company's effective income tax rate for the quarter ended
     January 31, 1996 was 39% compared to 23% in 1995 when the Company had available net operating loss carryforwards.

          The Company's backlog at January 31, 1996 was $209,511,000, as compared to $196,400,000 at October 31, 1995.

     Liquidity and Capital Resources
     -------------------------------
          At January 31, 1996, the Company had working capital of $36,901,000, an increase of $600,000 from October 31, 1995.

          The Company also had $14,600,000 in available borrowing capacity under its unsecured bank line of credit. It did not borrow on this line during the first quarter ended January 31, 1996.

          On January 10, 1996, the Company and Greiner Engineering, Inc. ("Greiner") executed a merger agreement whereby the Company will acquire all the outstanding stock of Greiner. Greiner is a professional services firm operating in the engineering and architectural design services industry and is headquartered in Irving, Texas. The acquisition price will consist of $13.50 in cash plus 0.298 shares of the Company's Common Stock for each of the approximately 4,755,000 outstanding shares of Greiner common stock, for an aggregate price of $64,193,000 and 1.4 million shares of the Company's Common Stock. Completion of this transaction is subject to approval by the Greiner stockholders and other approvals. The transaction is expected to close by April 1996. To finance the cash portion of the proposed Greiner acquisition, and assist with providing for on-going activities, the Company executed a secured credit agreement on January 10, 1996 with its bank which gives the Company $70,000,000 of borrowing capacity in the form of a $20,000,000 revolving line of credit and $50,000,000 in term loans and which replaces the Company's unsecured line of credit.

          The Company believes that its existing financial resources, together with its planned cash flow from operations and its secured line of credit, will provide sufficient capital to fund the acquisition of Greiner and to fund its combined operations and capital expenditure needs for the foreseeable future.

                                  PART II
                             OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)       Exhibits

                         Exhibit 27 - Financial Data Schedule

               (b)(1) Form 8-K filed with the Securities and Exchange Commission on December 5, 1995, reporting on Item 5 that on December 3, 1995, the Company and Greiner executed a letter of intent for the Company to acquire all the outstanding stock of Greiner pursuant to a merger of Greiner with a wholly-owned subsidiary of the Company, and disclosing the acquisition price.

               (b)(2) Form 8-K filed with the Securities and Exchange Commission on January 12, 1996, reporting on Item 5 that on January 10, 1996, the Company and Greiner executed an Agreement and Plan of Merger, dated as of January 10, 1996, consistent with the terms of the letter of intent disclosed in the Form 8-K filed on December 5, 1995 and that the Company executed a Credit Agreement, dated as of January 10, 1996, to finance the acquisition and to provide for the working capital needs of the Company thereafter.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated March 15, 1996

     URS CORPORATION

     /s/ Kent P. Ainsworth
     --------------------------------
     Kent P. Ainsworth
     Vice President and
     Chief Financial Officer
     (Principal Accounting Officer)

                               EXHIBIT INDEX


     Exhibit No.         Description                        Page No.
     ---------------------------------------------------------------

        27               Financial Data Schedule               11