Form 10-Q
period 1996-04-30
URS CORP /NEW/
filed 1996-06-14
CIK 102379

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 30, 1996
                                          OR        --------------
          (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _________ to _________

                            Commission file number 1-7567
                                                   ------

                                   URS CORPORATION
                   -----------------------------------------------
                (Exact name of registrant as specified in its charter)

                             Delaware                      94-1381538
                    -----------------------------       -----------------
                    (State or other jurisdiction        (I.R.S. Employer
                        of incorporation)              Identification No.)


               100 California Street, Suite 500
               San Francisco, California                        94111-4529
               ----------------------------------               ----------
               (Address of principal executive offices)         (Zip Code)


          Registrant's telephone number, including area code:  415-774-2700
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
                   Class                     Outstanding at June 7, 1996
          ----------------------------       ---------------------------
          Common stock, $.01 par value                  8,602,867





                               Exhibit Index on Page 13

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

                    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995. The results of operations for the three and six month periods ended April 30, 1996 are not necessarily indicative of the operating results for the full year.


          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets

                      April 30, 1996 and October 31, 1995 . . . . . . 3

                    Consolidated Statements of Operations

                      Three and six months ended April 30,
                      1996 and 1995 . . . . . . . . . . . . . . . . . 4

                    Consolidated Statements of Cash Flows

                      Six months ended April 30, 1996 and 1995  . . . 5

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . . . . 6

          PART II.  OTHER INFORMATION:

          Item 4.   Submission of Matters to a
                     Vote of Security Holders . . . . . . . . . . . . 10

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . 10

                                PART I
                         FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                   URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share data)

                                                    April 30,  October 31,
               ASSETS                                 1996        1995
                                                    ---------  -----------
  Current assets:                                        (unaudited)
   Cash                                             $  5,793   $  8,836
   Accounts receivable, less allowance for
    doubtful accounts of $2,940 and $664              71,756     35,822
   Costs and accrued earnings in excess of
    billings on contracts in process, less
    allowances for losses of $1,943 and $606          15,524     13,200
   Prepaid expenses and other                          4,894      1,849
                                                    --------   --------
    Total current assets                              97,967     59,707

  Property and equipment at cost, net                 16,458      5,835
  Goodwill, net                                       40,926      7,765
  Other assets                                           944        768
                                                    --------   --------
                                                    $156,295   $ 74,075
                                                    ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Current maturities of long-term debt             $  4,675   $      -
   Accounts payable                                   13,433      7,724
   Accrued salaries and wages                         10,303      6,588
   Accrued expenses                                   19,414      9,088
                                                    --------   --------
    Total current liabilities                         47,825     23,400

  Long-term debt, including related parties           55,633      9,999

  Deferred compensation and other                      1,395      1,198
                                                    --------   --------
    Total liabilities                                104,853     34,597
  Stockholders' equity:
   Common shares, par value $.01; authorized
    20,000 shares; issued 8,603 and 7,167
     shares                                               87         73
   Treasury stock                                       (287)      (287)
   Additional paid-in capital                         41,443     31,791
   Retained earnings since February 21, 1990, date of
    quasi-reorganization                              10,199      7,901
                                                    --------   --------
   Total stockholders' equity                         51,442     39,478
                                                    --------   --------
                                                    $156,295   $ 74,075
                                                    ========   ========

                   URS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)



                              Three months ended     Six months ended
                                    April 30,            April 30,
                              -------------------   -------------------
                                1996        1995      1996       1995
                               ------      ------    ------     ------
                                   (unaudited)           (unaudited)

  Revenues                    $64,864     $44,810   $113,367    $85,117
                               ------      ------    -------     ------
  Expenses:
   Direct operating            39,128      27,122     69,525     51,551
   Indirect, general and
    administrative             22,466      16,063     38,935     30,585
   Interest expense, net          698         347      1,004        670
                               ------      ------    -------     ------
                               62,292      43,532    109,464     82,806
                               ------      ------    -------     ------

  Income before taxes           2,572       1,278      3,903      2,311
  Income tax expense            1,050         227      1,570        460
                               ------      ------    -------     ------
  Net income                  $ 1,522     $ 1,051    $ 2,333    $ 1,851
                               ======      ======     ======     ======
  Net income per share:
   Primary and fully diluted  $   .18     $   .15    $   .29    $   .26
                               ======      ======     ======     ======

                   URS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                                                            Six Months Ended
                                                                April 30,
                                                            -----------------
                                                             1996       1995
                                                             ----       ----
  CASH FLOWS FROM OPERATING ACTIVITIES:                        (unaudited)
   Net income                                               $2,333    $ 1,851
                                                             -----     ------
   Adjustment to reconcile net income to net
    cash provided (used) by operating activities:
   Depreciation and amortization                             1,983      1,388
   Changes in current assets and liabilities, net
    of effect of business acquisitions:
     Increase in accounts receivable and costs and
      accrued earnings in excess of billings on
      contracts in process                                     (76)       328
     Increase in prepaid expenses                             (774)      (779)
     Decrease in accounts payable, accrued salaries
      and wages and accrued expenses                          (988)    (3,560)
     Decrease in deferred income taxes                       1,040       (296)
   Other, net                                                  433       (163)
                                                            ------     ------
   Total adjustments                                         1,618     (3,082)
                                                            ------     ------
   Net cash provided (used) by operating activities          3,951     (1,231)
                                                            ------     ------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisition, net of cash acquired              (54,556)    (3,596)
   Capital expenditures                                     (2,601)      (680)
   Other                                                        -          43
                                                            ------     ------
   Net cash (used) by investing activities                 (57,157)    (4,233)
                                                           -------     ------
  CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of debt                           50,000          -
   Repurchase of common shares                                   -       (174)
   Proceeds from sale of common shares                         163         99
   Proceeds from exercise of stock options                       6        265
   Other                                                        (8)         -
                                                            ------     ------
   Net cash provided by financing activities                50,161        190
                                                            ------     ------
   Net decrease in cash                                     (3,045)    (5,274)
   Cash at beginning of period                               8,838      9,457
                                                            ------     ------
   Cash at end of period                                   $ 5,793    $ 4,183
                                                            ======     ======
  SUPPLEMENTAL INFORMATION:
   Interest paid                                           $   584    $   637
                                                            ======     ======
   Taxes paid                                              $ 1,640    $   761
                                                            ======     ======
   Issuance of common stock in business acquisition        $ 9,463    $    -
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

          Acquisition
          -----------
               On March 29, 1996, the Company acquired Greiner Engineering, Inc., an Irving, Texas, engineering and architectural design services firm (Greiner), for $78,524,000, comprised of cash of $69,061,000, and 1.4 million shares of the Company's Common Stock.

               The purchase was partially financed by $50.0 million of secured term loans payable over seven years beginning October 1996. The loans bear interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At April 30, 1996, the interest rate was based on the London Interbank Offered Rate (LIBOR) of 5.375%, plus spreads of 2.625% or 3.00%.

               The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of Greiner are included in the Company's results of operations from the date of purchase.

          The purchase price consisted of:
                    Cash paid                                  $19,061
                    Term debt-current portion                    4,675
                    Term debt-long-term portion                 45,325
                    Common Stock                                 9,463
                                                                ------
                                                               $78,524
                                                                ======
          The purchase price of Greiner
            (net of prepaid loan fees of $1.6 million)         $76,916

          Fair value of assets acquired                        (42,510)
                                                                ------
          Excess purchase price over net assets acquired       $34,406
                                                                ======

               The following unaudited pro forma summary presents the consolidated results of operations as if the Greiner acquisition had occurred at the beginning of the periods presented and does not purport to indicate what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. The substantial decrease in 1996 pro forma operating results compared to 1995 is attributable to the substantial losses reported by Greiner in the third and fourth quarters of 1995.


          Six Months Ended April 30, 1996:
                                                        1996       1995
                                                      --------   --------
                              Revenues                $175,858   $160,492
                                                      ========   ========
                              Net income              $    369   $  3,900
                                                      ========   ========
                              Net income per share    $    .04   $    .44
                                                      ========   ========

          Results of Operations
          ---------------------

          SECOND QUARTER ENDED APRIL 30, 1996 VS. APRIL 30, 1995.

               The Company's revenues were $64,864,000 for the second quarter ended April 30, 1996, an increase of $20,054,000 or 44.7% over the amount reported for the same period last year. The growth in revenue is attributable to the acquisition of Greiner, the results of which are included commencing April 1, 1996, and to an equal extent an increase in demand for the Company's on-going services on both infrastructure and environmental projects. The revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6,7 & 8 contracts, were $6,710,705 for the quarter ended April 30, 1996, compared to $9,503,000 for the same period last year.

               Direct operating expenses for the quarter ended April 30, 1996, which consist of direct labor and other direct expenses, including subcontractor costs, increased $12,006,000 a 44.2% increase over the amount reported for the same period last year. This increase is due to the addition of the direct operating expenses of Greiner and to increases in subcontractor costs and direct labor costs as well.

               Indirect, general and administrative expenses for the quarter ended April 30, 1996 increased $6,403,000, or 39.9% over the amount reported for the same period last year as a result of the addition of the Greiner overhead as well as an increase in business activity.

               The Company earned $2,572,000 before income taxes for the second quarter ended April 30, 1996 compared to $1,278,000 for the same period last year. The Company's effective income tax rate for the quarter ended April 30, 1996 was approximately 40% compared to 18% in 1995 when the Company had available net operating loss carry forwards.

               The Company reported net income of $1,522,000, or $.18 per share for the second quarter ended April 30, 1996, compared with $1,051,000, or $.15 per share for the same period last year.

          SIX MONTHS ENDED APRIL 30, 1996 VS. APRIL 30, 1995.

               The Company's revenues were $113,367,000 for the six months ended April 30, 1996, an increase of $28,250,000, or 33.2% over the amount reported for the same period last year. The growth in revenues is attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects as well as the Greiner acquisition. The revenues generated from the Company's three largest indefinite delivery contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $14,154,697 for the six months ended April 30, 1996, compared to $20,293,000 for the same period last year.

               Direct operating expenses for the six months ended April 30, 1996, which consist of direct labor and other direct expenses including subcontractor costs, increased $17,974,000, or 34.9% over the amount reported in the same period last year. This increase is attributable to the overall increase in the Company's business as compared to the same period last year as well as the Greiner acquisition. Indirect, general and administrative expenses were $38,935,000 for the six months ended April 30, 1996, an increase of $8,350,000, or 27.3% over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due to an increase in business activity in addition to the addition of the Greiner overhead.

               The Company earned $3,903,000 before income taxes for the six months ended April 30, 1996 compared to $2,311,000 for the same period last year. The Company's effective income tax rate for the six months ended April 30, 1996 was approximately 40% compared to 20% in 1995 when the Company had available net operating loss carry forwards.

               The Company reported net income of $2,333,000 or $.29 per share, for the six months ended April 30, 1996, compared with $1,851,000, or $.26 per share for the same period last year.

               The Company's backlog at April 30, 1996 was $379,843,000, as compared to $196,400,000 at October 31, 1995. This increase is due primarily to the addition of the Greiner backlog as a result of the Greiner acquisition, as well as to an overall increase in contracts signed by the Company.

          Liquidity and Capital Resources
          -------------------------------
               At April 30, 1996, the Company had working capital of $50,142,000 an increase of $13,835,000 from October 31, 1995, due primarily to the Greiner acquisition.

               The Company's current revolving line of credit is $20,000,000 of which $19,500,000 was available at April 30, 1996.

               The Company's credit agreement requires compliance with certain financial and other covenants. The Company was in compliance with such covenants at April 30, 1996.

               The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its combined operations and capital expenditure needs for the foreseeable future.

                                       PART II

                                  OTHER INFORMATION


          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    At the Company's regularly scheduled annual stockholders meeting, held on March 26, 1996, the stockholders approved the (i) retention of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1996 fiscal year, with stockholders holding 6,033,289 shares voting in favor, stockholders holding 10,895 shares voting against, and stockholders holding 14,227 shares abstaining from voting, and
          (ii) election of each of the following nominees as directors of the Company by the following vote:

                                                       For       Withheld
                                                    ---------    --------
          Richard C. Blum                           6,020,025     14,723
          Emmet J. Cashin Jr.                       6,019,834     14,914
          Armen Der Marderosian                     6,031,148      3,600
          Adm. S. Robert Foley, Jr., USN (Ret.)     6,018,813     15,935
          Martin M. Koffel                          6,034,640        108
          Richard B. Madden                         6,021,778     12,970
          Richard Q. Praeger                        6,019,841     14,907
          Irwin L. Rosenstein                       6,033,971        777
          William D. Walsh                          6,020,078     14,670

               No stockholders abstained from voting in this election of directors.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                    The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

          Exhibit Number      Exhibit

               10.1 Employment Agreement, dated March 29, 1996, between Greiner, Inc. and Robert L. Costello. FILED HEREWITH.

               10.2 Indemnification Agreement, dated as of March 29, 1996, between the Company and Robert L. Costello. FILED HEREWITH.

               27             Financial Data Schedule.  FILED HEREWITH.

                    (b)  The Company filed a report on Form 8-K dated
          March 29, 1996, reporting under Item 2 the acquisition of Greiner and the financing thereof, and incorporating into Item 7, by reference from the Proxy Statement/Prospectus relating to the Greiner acquisition filed as part of the Company's registration statement on Form S-4 (Registration No. 33-31091) filed on February 20, 1996, the following financial statements, together with accompanying explanatory information and notes:

                         (1) Consolidated Balance Sheets of Greiner at December 31, 1995 and 1994;

                         (2) Consolidated Statements of Operations of Greiner for the years ended December 31, 1995, 1994 and 1993;

                         (3) Consolidated Statements of Stockholders' Equity of Greiner for the years ended December 31, 1995, 1994 and 1993;

                         (4) Consolidated Statements of Cash Flows of Greiner for the years ended December 31, 1995, 1994 and 1993;

                         (5)  Unaudited Pro Forma Combined Condensed
               Balance Sheet of Greiner and the Company at October 31,
               1995; and

                         (6) Statements of Operations of Greiner and the Company for the year ended October 31, 1995.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated June 14, 1996

          URS CORPORATION



          /s/ Kent P. Ainsworth
          ------------------------------
          Kent P. Ainsworth
          Executive Vice President and
          Chief Financial Officer
          (Principal Accounting Officer)

                                  INDEX TO EXHIBITS
                                  -----------------


          Exhibit                                           Sequentially
          Number    Exhibit                                 Numbered Page
          ---------------------------------------------------------------
          10.1      Employment Agreement, dated as of
                    March 29, 1996, between Greiner, Inc.
                    and Robert L. Costello.  FILED HEREWITH.      14

          10.2      Indemnification Agreement, dated as of
                    March 29, 1996, between the Company and
                    Robert L. Costello. FILED HEREWITH.           30

          27        Financial Data Schedule.  FILED HEREWITH.     40

                                 EXHIBIT 10.1

                             EMPLOYMENT AGREEMENT


                  THIS EMPLOYMENT AGREEMENT ("Agreement") is entered into as of March 29, 1996, by and between ROBERT L. COSTELLO (the "Employee") and GREINER, INC., a Delaware corporation (the "Company").

                  1.   Term of Employment.
                       ------------------
                  (a) BASIC RULE. The Company agrees to employ the Employee, and the Employee agrees to remain in employment with the Company, from the date hereof until the earlier of:

                       (i) The third anniversary of the date first above written; or

                      (ii) The date when the Employee's employment terminates pursuant to Subsection (b), (c), (d) or (e) below.

                       (b) TERMINATION BY COMPANY NOT FOR CAUSE. The Company may terminate the Employee's employment at any time, with or without Cause (as defined below) and for any reason or no reason whatsoever, by giving the Employee notice in writing.

                       (c) TERMINATION BY COMPANY FOR CAUSE. The Company may terminate the Employee's employment for Cause by giving the Employee notice in writing. For all purposes under this Agreement, "Cause" shall mean:

                       (i) A substantial failure or omission of the Employee to perform his duties hereunder, other than as a result of death of Employee or Disability of Employee (as defined below).

                      (ii) An act by the Employee involving material injury to the Company or to URS Corporation (or any parent, subsidiary or affiliated corporation or related entity of either of them), willful or gross misconduct, fraud or dishonesty;

                     (iii) The Employee's conviction of, or plea of "guilty" or "no contest" to, a felony; or

                      (iv) The Employee's disobedience of orders and directives of the Chief Executive Officer of URS Corporation or his designee (as determined under Section 2(a)).

                       (d) RESIGNATION BY EMPLOYEE. The Employee may terminate his employment by giving the Company notice in writing.

                       (e) DEATH OF EMPLOYEE. The Employee's employment shall terminate automatically in the event of his death.

                       (f) DISABILITY. The Company may terminate the Employee's employment due to Disability. For all purposes under this Agreement, "Disability" shall mean either:

                       (i) Employee has qualified for long-term disability benefits under a plan, program or arrangement maintained by the Company or a parent, subsidiary or affiliated corporation or related entity of the Company; or

                      (ii) The inability of the Employee to perform the normal duties of his position under this Agreement for a continuous period of 60 calendar days or any incapacity, however caused, that, in the good faith opinion of the Chief Executive Officer of URS Corporation or his designee, is likely to prevent Employee from performing his normal duties under this Agreement for more than 90 calendar days in any twelve consecutive month period (taking into account, in the case of such an inability or incapacity which is a physical or mental impairment that substantially limits one or more of the major life activities of Employee, reasonable accommodations that would not impose an undue hardship on the Company, as the terms "reasonable accommodation" and "undue hardship" are defined in the Americans With Disabilities Act of 1990, as amended).

                       (g) RIGHTS UPON TERMINATION. Except as expressly provided in Sections 6 and 7, upon the termination of the Employee's employment pursuant to this Section 1, the Employee shall only be entitled to the compensation, benefits and reimbursements described in Sections 3, 4 and 5 for the period preceding the effective date of the termination; provided, however, except with respect to Base Compensation payable in accordance with Section 3, expenses reimbursable in accordance with Section 5, and Sections 6 and 7, neither this sentence nor the provisions of this Agreement shall be construed to give rise to any right, entitlement or vesting as to any compensation or benefit under any employee benefit plan or program referred to in Section 4 that has not been paid as of the time of employment termination. By way of example and not by way of limitation, except as may be specifically required by the written terms and conditions thereof without regard to this Agreement, Employee shall not have any right, shall not be vested, and shall not be entitled to any full or partial incentive or bonus compensation or any other amount whatsoever under any nonqualified management incentive or bonus compensation plan or arrangement if Employee's employment shall have terminated before amounts are actually paid thereunder, whether for the period under such plan or arrangement during which Employee's employment ceases or any other period. The payments under this Agreement shall fully discharge all responsibilities of the Company to the Employee.

                       (h) EMPLOYMENT BY AFFILIATE. The employment of Employee shall not be considered to have terminated for purposes of this Agreement if Employee is employed by a parent, subsidiary or affiliated corporation or related entity of the Company.

                       (i) TERMINATION OF AGREEMENT. This Agreement shall terminate when all obligations of the parties hereunder have been satisfied.

                       2.   Duties and Scope of Employment.
                            ------------------------------
                       (a) POSITION. The Company agrees to employ the Employee in an executive position for the term of his employment under this Agreement. The Employee shall report as directed by the Chief Executive Officer of URS Corporation or such officers and agents of the Company or its parent, subsidiary and affiliated corporations and related entities as such Chief Executive Officer may direct and shall serve in such positions on behalf of the Company and such corporations and entities and perform such duties consistent with an executive position at such locations as may be required by such Chief Executive Officer or designee. It is anticipated that the Employee's duties will require him to travel frequently and extensively. The Employee's principal office may be changed from time to time, provided the Company reimburses reasonable relocation expenses of Employee in accordance with generally applicable policies of the Company.

                       (b) OBLIGATIONS. During the term of his employment under this Agreement, the Employee shall devote his full business efforts and time to the Company and its parent, subsidiaries and affiliated corporations and related entities and shall not render services to any other person or entity without the prior written consent of the Chief Executive Officer of URS Corporation. The foregoing, however, shall not preclude the Employee from engaging in appropriate civic, charitable or religious activities.

                       (c) OTHER AGREEMENTS. Employee shall from time to time execute and deliver to Company and its parent, subsidiary and affiliated corporations and related entities such agreements, documents and instruments as the Company may reasonably require, including without limitation confidentiality, trade secret, invention assignment and other agreements.

                       (d) RESIGNATION FROM OTHER POSITIONS. Immediately upon request by the Company, before or after the termination of the employment of Employee, he shall resign from any position he holds as director, officer, trustee, nominee, agent for service of process, attorney-in-fact or similar position with respect to the Company or a parent, subsidiary or affiliated corporation or related entity of the Company, and shall execute, verify, acknowledge, swear to and deliver any documents and instruments reasonably requested by the Company or required to reflect such resignation.

                       3.   Base Compensation.
                            -----------------
                       During the term of his employment under this
             Agreement, the Company agrees to pay the Employee as compensation for his services a base salary at an annual rate of no less than $250,000. Such salary shall be payable in accordance with the Company's standard payroll procedures. (The annual compensation specified in this Section 3, together with any increases in such compensation that the Company may grant from time to time, is referred to in this Agreement as "Base Compensation.")

                       4.   Employment Benefits, Stock Options, and
                            Incentive Compensation, and Other Compensation Plans and Programs.
                            -----------------------------------------------
                       (a) ELIGIBILITY TO PARTICIPATE. During the term of his employment under this Agreement, the Employee shall be eligible to participate in the employee benefit plans, stock option and other equity-based incentive and compensation plans, and other executive incentive and compensation programs maintained with respect to employees of the Company, subject in each case to (i) the generally applicable terms and conditions of the plan or program in question and to the determinations of the Board of Directors or any committee or other person administering such plan or program, (ii) determinations by the Company, any such corporation or entity, or any such board, committee or person as to whether and to what extent Employee shall so participate or cease to participate, and
             (iii) amendment, modification or termination of any such plan or program in the sole and absolute discretion of the Company or its parent, subsidiary or affiliated corporation or related entity maintaining such plan.

                       (b)  FISCAL YEAR 1996 INCENTIVE COMPENSATION.
             Subject to the provisions of Section 4(a), in substitution for any rights of Employee under the Greiner Management Incentive Plan or any similar plan, Employee shall have a 40% Target Award Percentage under the 1996 Incentive Compensation Plan to be established by the Company with respect to the period January 1, 1996 through October 31, 1996 on terms and conditions substantially similar to those of the URS Consultants, Inc. 1995 Incentive Compensation Plan, modified as the Company deems appropriate to reflect application to the Company rather than URS Consultants, Inc., and that the period covered is less than full twelve (12) months. Base Salary of Employee for purposes of such plan means his base salary actually paid to him by the Company during such period at the rates applicable from time to time during such period.

                       5.   Business Expenses.
                            -----------------
                       In accordance with the Company's generally applicable
             policies, (i) during the term of his employment under this Agreement, the Employee shall be authorized to incur necessary and reasonable travel, entertainment and other business expenses in connection with his duties hereunder, and (ii) the Company shall reimburse the Employee for such expenses upon presentation of an itemized account and appropriate supporting documentation.

                       6.   Change in Control.
                            -----------------
                       (a) DEFINITION. For all purposes under this Agreement, "Change in Control" shall mean that, after the date of this Agreement, any "person" (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than a person that immediately before the acquisition or aggregation of securities referred to immediately hereinafter, directly or indirectly controls, is controlled by, or is under common control with URS Corporation, through the acquisition or aggregation of securities becomes the beneficial owner, directly or indirectly, of securities of URS Corporation or the Company representing 51 percent or more of the combined voting power of the then outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote at elections of directors (the "Base Capital Stock"); except that any change in the relative beneficial ownership of URS Corporation's securities by any person resulting solely from a reduction in the aggregate number of outstanding shares of Base Capital Stock, and any decrease thereafter in such person's ownership of securities, shall be disregarded until such person increases in any manner, directly or indirectly, such person's beneficial ownership of any securities of URS Corporation.

                       (b) GOOD REASON. For all purposes under this Agreement, "Good Reason" shall mean that either (i) the Employee has incurred a reduction in his Base Compensation or
             (ii) the Company has breached its obligations under Section 2(a) and, at the time of such breach, Employee is in compliance with his obligations thereunder and under the other provisions of this Agreement.

                       (c) CHANGE OF CONTROL PAYMENT. If, during the term of this Agreement and within one year after the occurrence of a Change in Control with respect to URS Corporation, the Employee voluntarily resigns his employment for Good Reason or the Company terminates the Employee's employment for any reason other than Cause or Disability, then the Employee shall be entitled to receive a severance payment from the Company (the "Change of Control Payment") and in addition shall be entitled to Severance Benefits in accordance with Subdivision (ii) of
             Section 7(a). No Change of Control Payment shall be made in case of termination of employment of Employee by reason of resignation of Employee other than for Good Reason, death of Employee, or any other circumstance not specifically and expressly described in the immediately preceding sentence. The Change of Control Payment shall be made in a lump sum not more than five business days following the date of the employment termination and shall be in an amount determined under Subsection (d) below; PROVIDED, HOWEVER, in no event shall the Company be required to make the Change of Control Payment unless and until Employee executes and delivers to the Company a release in the form of Exhibit A and seven (7) days have elapsed following such execution and delivery without revocation of such release by Employee. The Change of Control Payment shall be in lieu of (i) any further payments to the Employee under Section 3, (ii) any further accrual of benefits under Section 4 and 6 with respect to periods subsequent to the date of the employment termination and (iii) any entitlement to a Severance Payment (as defined in Subdivision (i) of Section 7(a) below).

                       (d) AMOUNT. Subject to the provisions of Sections 6(e) and 8(a), the amount of the Change of Control Payment shall be equal to two hundred (200) percent of the Employee's annual rate of Base Compensation, as in effect on the date of the employment termination.

                       7.   Involuntary Termination Without Cause.
                            -------------------------------------
                       (a) SEVERANCE. In the event that, during the term of this Agreement, the Company terminates the Employee's employment for any reason other than Cause or Disability or the Employee voluntarily resigns his employment for Good Reason within one month of the effective date of the reduction of his Base Compensation, and Section 6 does not apply, then:

                       (i) The Company shall pay an amount ("Severance Payment") in installments (or a lump sum if the Company so elects), as provided below, equal in the aggregate to one hundred percent (100%) of Employee's annual rate of Base Compensation as in effect on the date of employment termination LESS Base Compensation paid to Employee for any period up to one (1) month between the date of termination and the date that notice thereof was given PLUS any accrued and unpaid vacation at the time of such termination. The Severance Payment shall be made in installments at the same rate and in accordance with the same schedule as Base Compensation would have been paid had employment continued until the Severance Payment has been made in full; provided, however, at its election the Company may at any time pay any remainder of the Severance Payment in a lump sum.

                      (ii) For the period of one (1) year following such termination (reduced by any period up to one (1) month between the date of termination and the date that notice thereof was given), the Company shall (i) reimburse Employee for dental and health insurance premiums required to be paid by Employee for such one (1) year (or reduced) period to obtain COBRA continuation coverage within the meaning of Section 4980B(f)(2) of the Internal Revenue Code of 1986, as amended (the "Code"), provided Employee elects such continuation coverage, and (ii) cause group long-term disability insurance coverage and basic term life insurance coverage with a death benefit of up to $100,000 then provided to Employee by the Company, if any, to be continued for such one (1) year (or reduced) period (or, if such coverage cannot be continued or can only be continued at a cost to the Company greater than the Company would have incurred absent such termination, then, at the Company's election, the Company may either provide such long-term disability or term life insurance as may be available at no greater cost than one hundred fifty percent (150%) of what the Company would have incurred absent such termination or pay to Employee one hundred fifty percent (150%) of the amount of premiums the Company would have incurred to continue such coverage absent such termination) (payments and benefits under this Subdivision
                  (ii), collectively "Severance Benefits").

                       There shall be credited toward payment and provision
             of the Severance Payment and Severance Benefits any other payments or benefits paid or provided to Employee by or on behalf of the Company or its parent or subsidiaries as a result of any such termination of employment (other than payment of vacation accrued as of such termination, and provided that mere acceleration of exercisability of stock options or of the time of payment or provision of other payments or benefits that are payable or required to be provided to Employee without regard to termination of employment shall not be considered to result from such termination). The first installment of the Severance Payment shall be made not later than thirty (30) days after such termination and Severance Benefits shall be provided monthly commencing after the expiration of one (1) month following such termination; PROVIDED, HOWEVER, in no event shall the Company be required to make or provide any Severance Payment or Severance Benefit unless and until Employee executes and delivers to the Company a release in the form of Exhibit A and seven (7) days have elapsed following such execution and delivery without revocation of such release by Employee (EXCEPT THAT, pending either such execution and delivery of such a release by Employee or failure of Employee to do so within such thirty (30) period, the Company will advance for the account of Employee premiums required to be paid during such thirty (30) day period if necessary to avoid lapse with respect to Employee within such period of a group dental, health or disability policy to which Severance Benefits relate, which advance shall be repaid by Employee on expiration of such thirty (30) day period in case Employee fails to so execute and deliver such a release).

                       (b)  TERMINATION OF SEVERANCE BENEFITS.  All
             Severance Benefits shall be discontinued completely as of the date when the Employee returns to employment or self-employment, whether full- or part-time, with an entity that offers any group insurance coverage to its employees or independent contractors, regardless of whether such coverage is equivalent to the insurance coverage contemplated by the Severance Benefits.

                       8.   Limitation on Payments.
                            ----------------------
                       (a) BASIC RULE. Any other provision of this Agreement notwithstanding, the Company shall not be required to make any payment to, or for the benefit of, the Employee (under this Agreement or otherwise) that would be nondeductible by the Company by reason of section 280G of the Code or that would subject the Employee to the excise tax described in section 4999 of the Code, and any payment or benefit that would be nondeductible by reason of section 162(m) of the Code shall to the extent be deferred and paid or provided in the next taxable year when it can be paid or provided without limitation by section 162(m) of the Code. All calculations required by this Section 8 shall be performed by the independent auditors retained by URS Corporation most recently prior to the Change in Control (the "Auditors"), based on information supplied by the Company and the Employee, and shall be binding on the Company and the Employee. All fees and expenses of the Auditors shall be paid by the Company.

                       (b) REDUCTIONS. If the amount of the aggregate payments to the Employee must be reduced under this Section 8, then the Employee shall direct in which order the payments are to be reduced, but no change in the timing of any payment shall be made without the Company's consent except as provided above with respect to the limitation of section 162(m) of the Code. As a result of uncertainty in the application of sections 162(m), 280G and 4999 of the Code at the time of an initial determination by the Auditors hereunder, it is possible that a payment will have been made by the Company that should not have been made (an "Overpayment") or that an additional payment that will not have been made by the Company could have been made (an "Underpayment"). In the event that the Auditors, based upon the assertion of a deficiency by the Internal Revenue Service against the Company or the Employee that the Auditors believe has a high probability of success, determine that an Overpayment has been made, such Overpayment shall be treated for all purposes as a loan to the Employee that he shall repay to the Company, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Employee to the Company if and to the extent that such payment would not reduce the amount that is nondeductible under section 162(m) or 280G of the Code or is subject to an excise tax under section 4999 of the Code. In the event that the Auditors determine that an Underpayment has occurred, such Underpayment shall promptly be paid or transferred by the Company to, or for the benefit of, the Employee, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code.

                       9.   Nondisclosure.
                            -------------
                       During the term of this Agreement and thereafter, the
             Employee shall not, without the prior written consent of the Board, disclose or use for any purpose (except in the course of his employment under this Agreement and in furtherance of the business of the Company) confidential information or proprietary data of the Company or URS Corporation, or any parent, subsidiary or affiliated corporation or related entity of either of them, except as required by applicable law or legal process, in which case promptly and before disclosure the Employee shall give notice to the Company of any such requirement or process; provided, however, that confidential information shall not include any information available from another source on a nonconfidential basis, known generally to the public, or ascertainable from public or published information (other than as a result of unauthorized disclosure by the Employee). The Employee agrees to deliver to the Company at the termination of his employment, or at any other time the Company may request, all memoranda, notes, plans, records, reports and other documents (and copies thereof) relating to the business of the Company and URS Corporation or any parent, subsidiary or affiliated corporation or related entity of either of them, which he may then possess or have under his control.

                       10.  Miscellaneous Provisions.
                            ------------------------
                       (a) SUCCESSORS. Subject to Subsection (i) below and provided that Employee may not delegate his duties hereunder without the consent of the Board of Directors of the Company, this Agreement and all rights hereunder shall inure to the benefit of, and be enforceable by, the parties' successors, assigns, personal or legal representatives, executors, administrators, heirs, distributees, devisees and legatees.

                       (b) NOTICE. Notices and all other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered mail, return receipt requested and postage prepaid. In the case of the Employee, mailed notices shall be addressed to him at the home address which he most recently communicated to the Company in writing for income tax withholding purposes or by notice given pursuant to this Subsection (a). In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary, with a copy to URS Corporation addressed to its corporate headquarters as reflected in its most recent Report on Form 10-Q or Form 10-K filed with the U.S. Securities and Exchange Commission, directed to the attention of its Secretary.

                       (c) WAIVER. No provision of this Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Company (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

                       (d) WHOLE AGREEMENT. No agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof. Effective as of the date hereof, this Agreement supersedes all prior employment agreements between the parties.

                       (e) WITHHOLDING. All payments made under this Agreement shall be subject to reduction to reflect taxes required to be withheld by law. Employee hereby declares under penalty of perjury that his Social Security Number is ______________. The Company shall also be entitled to withhold from or offset against any payments under this Agreement any amounts owed by Employee (whether or not liquidated) to the Company or URS Corporation or any parent, subsidiary or affiliated corporation or related entity or either of them.

                       (f) CHOICE OF LAW. The validity, interpretation, construction and performance of this Agreement shall be governed by the internal laws of the State of Texas, without regard to where Employee has his residence or principal office or where he performs his duties hereunder.

                       (g)  SEVERABILITY.  The invalidity or
             unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

                       (h)  ARBITRATION.  Except as otherwise provided in
             Section 6, and except for any action by the Company seeking injunctive relief against Employee, any controversy or claim arising out of or relating to this Agreement, or the breach thereof, or Employee's employment with the Company or the terms and conditions or termination thereof, or any action or omission of any kind whatsoever in the course of or connected in any way with any relations between Employer and Employee, shall be finally settled by binding arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. The arbitration shall be administered by the San Francisco, California regional office of such Association and shall be conducted at the San Francisco, California offices of such Association or at such other location in San Francisco, California as such Association may designate. All fees and expenses of the arbitrator and such Association shall be borne as designated by the Arbitrator.

                       (i) NO ASSIGNMENT. The rights of any person to payments or benefits under this Agreement shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this Subsection (i) shall be void.

                       IN WITNESS WHEREOF, each of the parties has executed
             this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.



                                      /s/ Robert L. Costello
                                      -----------------------------------
                                      ROBERT L. COSTELLO


                                      GREINER, INC.


                                      By /s/ Martin M. Koffel
                                         --------------------------------
                                         Martin M. Koffel
                                         Title:  Chairman

                                     GENERAL RELEASE

                       This General Release ("Release") is executed and
             delivered by Robert L. Costello ("Employee") to and for the benefit of Greiner, Inc., a Delaware corporation ("Employer").

                       In consideration of the past services of Employee and
             for the other agreements by Employee herein, Employer has agreed to pay or provide certain amounts as set forth in Sections 6 and 7 of that certain Employment Agreement dated ___________, 1996, by and between Employee and Employer (the "Employment Agreement"). In addition, within ten (10) days of receipt by Employer from Employee of proper business expense reimbursement claims incurred and substantiated by Employee in accordance with applicable law and policies of Employer, Employer will process and pay to Employee reasonable and customary business expenses so claimed and substantiated.

                       In consideration of the above, the sufficiency of
             which Employee hereby acknowledges, Employee hereby agrees not to sue and fully, finally, completely and generally releases, absolves and discharges Employer, its predecessors, successors, subsidiaries, parents, related companies and business concerns, affiliates, partners, trustees, directors, officers, agents, attorneys, servants, representatives and employees, past and present, and each of them (hereinafter collectively referred to as "Releasees") from any and all claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, grievances, arbitrations, unfair labor practice charges, wages, vacation payments, severance payments, obligations, commissions, overtime payments, Workers Compensation claims, debts, profit sharing or bonus claims, expenses, damages, judgments, orders and/or liabilities of whatever kind or nature in law, equity or otherwise, whether known or unknown to Employee which Employee now owns or holds or has at any time owned or held as against Releasees, or any of them ("Claims"), including specifically but not exclusively and without limiting the generality of the foregoing, any and all Claims arising out of or in any way connected to Employee's employment with or separation of employment from Employer including any Claims based on contract, tort, wrongful discharge, fraud, breach of fiduciary duty, attorneys' fees and costs, discrimination in employment, any and all acts or omissions in contravention of any federal or state laws or statutes (including but not limited to federal or state securities laws, the Texas Deceptive Trades Practices Act or any similar act in any other state and the Racketeer Influenced and Corrupt Organizations Act), and any right to recovery based on state or federal age, sex, pregnancy, race, color, national origin, marital status, religion, veteran status, disability, sexual orientation, medical condition, union affiliation or



                                      -1-                          EXHIBIT A
             other anti-discrimination laws, including, without limitation, Title VII, the Age Discrimination in Employment Act, the Americans with Disabilities Act, the National Labor Relations Act, the California Fair Employment and Housing Act, and Texas Commission on Human Rights Act, all as amended, whether such claim be based upon an action filed by employee or by a governmental agency.

                       During the time Employee is entitled to any Severance
             Payment or Severance Benefits as defined and provided in
             Section 7 of the Employment Agreement, and during the one-year period following any "Change of Control" (as defined in the Employment Agreement), Employee agrees (i) to assist, as reasonably requested by Employer, in the transition of Employee's responsibilities, (ii) not to solicit any employee of Employer to terminate or cease employment with Employer and
             (iii) to comply with the provisions of Section 9 of the Employment Agreement. Without superseding any other agreements and obligations Employer has with respect thereto, (i) Employee agrees not to divulge any information that might be of a confidential or proprietary nature relative to Employer, and
             (ii) Employee agrees to keep confidential all information contained in this Release (except to the extent (A) Employer consents in writing to disclosure, (B) Employee is required by process of law to make such disclosure and Employee promptly notifies Employer of receipt by Employee of such process, or
             (C) such information previously shall have become publicly available other than by breach hereof on the part of Employee).

                       Employee acknowledges and agrees that neither
             anything in this Release nor the offer, execution, delivery, or acceptance thereof shall be construed as an admission by Employer of any kind, and this Release shall not be admissible as evidence in any proceeding except to enforce this Release.

                       It is the intention of Employee in executing this
             instrument that it shall be effective as a bar to each and every claim, demand, grievance and cause of action hereinabove specified. In furtherance of this intention, Employee hereby expressly consents that this Release shall be given full force and effect according to each and all of its express terms and provisions, including those relating to unknown and unsuspected claims, demands and causes of action, if any, as well as those relating to any other claims, demands and causes of action hereinabove specified, and elects to assume all risks for claims that now exist in Employee's favor, known or unknown, that are released under this Release. Employee acknowledges Employee may hereafter discover facts different from, or in addition to, those Employee now knows or believes to be true with respect to the claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, wages,



                                      -2-                          EXHIBIT A
             obligations, debts, expenses, damages, judgments, orders and liabilities herein released, and agrees the release herein shall be and remain in effect in all respects as a complete and general release as to all matters released herein, notwithstanding any such different or additional facts.

                       If any provision of this Release or application
             thereof is held invalid, the invalidity shall not affect other provisions or applications of the Release which can be given effect without the invalid provision or application. To this end, the provisions of this Release are severable.

                       Employee represents and warrants Employee has not
             heretofore assigned or transferred or purported to assign or transfer to any person, firm or corporation any claim, demand, right, damage, liability, debt, account, action, cause of action, or any other matter herein released.

                                    NOTICE TO EMPLOYEE

                       The law requires that Employee be advised and
             Employer hereby advises Employee in writing to consult with an attorney and discuss this Release before executing it.
             Employee acknowledges Employer has provided to Employee at least 21 days within which to review and consider this Release before signing it. Should Employee decide not to use the full 21 days, then Employee knowingly and voluntarily waives any claims that Employee was not in fact given that period of time or did not use the entire 21 days to consult an attorney and/or consider this Release. Employee acknowledges that Employee may revoke this Release for up to seven calendar days following Employee's execution of this Release and that it shall not become effective or enforceable until the revocation period has expired. Employee further acknowledge and agree that such revocation must be in writing addressed to Employer as follows:
             _______________________, and received by Employer as so addressed not later than midnight on the seventh day following execution of this Release by Employee. If Employee so revokes this Release, the Release shall not be effective or enforceable and Employee will not receive the monies and benefits described above. If Employee does not revoke this Release in the time frame specified above, the Release shall become effective at 12:00:01 on the eighth day after it is signed by Employee.

                       I have read and understood the foregoing General
             Release, have been advised to and have had the opportunity to discuss it with anyone I desire, including an attorney of my own choice, and I accept and agree to its terms, acknowledge






                                      -3-                          EXHIBIT A
             receipt of a copy of the same and the sufficiency of the monies and benefits described above, and hereby execute this Release voluntarily and with full understanding of its consequences.

                  PLEASE READ CAREFULLY. THIS AGREEMENT CONTAINS A GENERAL RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS.


             Dated ____________, 199__   ___________________________________
                                                  Robert L. Costello












































                                      -4-                          EXHIBIT A

                                  EXHIBIT 10.2

                           INDEMNIFICATION AGREEMENT


                  This INDEMNIFICATION AGREEMENT (the "Agreement") is made and entered into as of March 29, 1996, between URS
        Corporation, a Delaware corporation (the "Company"), and
        Robert L. Costello (the "Indemnitee").

                  WHEREAS, it is essential that the Company retain and attract as directors and executive officers the most capable persons available;

                  WHEREAS, Indemnitee is a director and executive officer of the Company;

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

                  15.  Binding Effect, Etc.
                       -------------------
                  This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, executors and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an executive officer or director of the Company or of any other enterprise at the Company's request.

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



                                    URS CORPORATION


                                    By: /s/ Kent P. Ainsworth
                                        -----------------------------------
                                        Kent P. Ainsworth
                                        Chief Financial Officer


                                    INDEMNITEE


                                    /s/ Robert L. Costello
                                   ----------------------------------------
                                    Robert L. Costello