Form 10-Q
period 1996-07-31
URS CORP /NEW/
filed 1996-09-13
CIK 102379

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1996
                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to _______________

                          Commission file number 1-7567

                                 URS CORPORATION
             (Exact name of registrant as specified in its charter)

                         DELAWARE                              94-1381538
              (State or other jurisdiction                  (I.R.S. Employer
                  of incorporation)                        Identification No.)

              100 California Street, Suite 500
              San Francisco, California                     94111-4529
              (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  415-774-2700

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 1, 1996
Common stock, $.01 par value                                8,603,367

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995. The results of operations for the three and nine month periods ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

Item 1.    Financial Statements (unaudited)
           Consolidated Balance Sheets

            July 31, 1996 and October 31, 1995...............................................3

           Consolidated Statements of Operations

            Three and nine months ended July 31,

             1996 and 1995...................................................................4

           Consolidated Statements of Cash Flows

            Nine months ended July 31, 1996 and 1995.........................................5

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of

             Operations......................................................................6

PART II.          OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K..................................................9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                    July 31,        October 31,
                             ASSETS                                   1996             1995
                                                                      ----             ----
                                                                    unaudited)
Current assets:
 Cash                                                               $ 18,781            $ 8,836
 Accounts receivable, less allowance for
      doubtful accounts of $3,008 and $664                            74,831             35,822
 Costs and accrued earnings in excess of
      billings on contracts in process, less
          allowances for losses of $1,946 and $606                    11,066             13,200
 Prepaid expenses and other                                            5,931              1,849
                                                                     -------             ------
  Total current assets                                               110,609             59,707

Property and equipment at cost, net                                   15,779              5,835
Goodwill, net                                                         40,466              7,765
Other assets                                                           1,479                768
                                                                     -------             ------
                                                                    $168,333            $74,075
                                                                     -------             ======

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                               $  4,675            $     -
 Accounts payable                                                     20,273              7,724
 Accrued salaries and wages                                           13,236              6,588
 Accrued expenses                                                     20,649              9,088
                                                                     -------             ------
  Total current liabilities                                           58,833             23,400

Long-term debt, including related parties                             55,233              9,999

Deferred compensation and other                                          757              1,198
                                                                     -------             ------
  Total liabilities                                                  114,823             34,597

Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
      issued 8,603 and 7,167 shares                                       87                 73
 Treasury stock                                                         (287)              (287)
 Additional paid-in capital                                           41,451             31,791
 Retained earnings since February 21, 1990, date of
  quasi-reorganization                                                12,259              7,901
                                                                     -------             ------
 TOTAL STOCKHOLDERS' EQUITY                                           53,510             39,478
                                                                     -------             ------
                                                                    $168,333            $74,075
                                                                     =======             ======

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                             Three months ended                    Nine months ended
                                                 July 31,                             July 31,
                                            -----------------                        ------------
                                        1996                 1995             1996                 1995
                                        ----                 ----             ----                 ----
                                               (unaudited)                           (unaudited)
Revenues                              $89,734              $44,456          $203,101              $129,573
                                       ------               ------           -------               -------
Expenses:

 Direct operating                      53,027               26,404           122,552                77,956

 Indirect, general and
  administrative                       31,844               15,992            70,782                46,576

 Interest expense, net                  1,431                  347             2,434                 1,044
                                       ------               ------            ------               -------
                                       86,302               42,770           195,768               125,576
                                       ------               ------           -------               -------

Income before taxes                     3,432                1,686             7,333                 3,997

Income tax expense                      1,360                  350             2,930                   810
                                       ------               ------            ------               -------

NET INCOME                            $ 2,072              $ 1,336          $  4,403              $  3,187
                                       ======               ======            ======               =======

NET INCOME PER SHARE:

 PRIMARY AND FULLY  DILUTED           $   .22              $   .18          $    .51              $    .44
                                       ======               ======            ======               =======

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                     JULY 31,
                                                                             1996                 1995
                                                                             ----                 ----
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                 $  4,403             $ 3,187
                                                                            --------             -------
 Adjustment to reconcile net income to net cash provided
(used) by operating activities:

 Depreciation and amortization                                                 4,060               2,142
 Changes in current assets and liabilities, net of effect of business acquisitions:
   Accounts receivable and costs and accrued earnings
        in excess of billings on contracts in process                          1,307              (1,661)
   Prepaid expenses                                                           (2,094)             (1,067)
   Accounts payable, accrued salaries and wages
    and accrued expenses                                                       7,347                (858)
   Deferred income taxes and other, net                                        1,730                (324)
                                                                            --------             -------

 Total adjustments                                                            12,350             ( 1,768)
                                                                            --------             -------
 Net cash provided by operating activities                                    16,753               1,419
                                                                            --------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:

 business acquisition, net of cash acquired                                  (54,556)             (3,596)
 Capital expenditures                                                         (2,280)             (1,068)
 Other                                                                           -                    43
                                                                            --------             -------
 Net cash (used) by investing activities                                     (56,836)             (4,621)
                                                                            --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of debt                                               50,000                   -
 Repayment of debt                                                              (127)                  -
 Repurchase of common shares                                                       -                (217)
 Proceeds from sale of common shares                                             163                  99
 Proceeds from exercise of stock options                                           8                 310
 Other                                                                           (16)                  -
                                                                            --------             -------
 Net cash provided by financing activities                                    50,028                 192
                                                                            --------             -------
 Net increase in cash                                                          9,945              (3,010)
 Cash at beginning of period                                                   8,836               9,457
                                                                            --------             -------
 Cash at end of period                                                      $ 18,781             $ 6,447
                                                                             =======              ======
SUPPLEMENTAL INFORMATION:

 Interest paid                                                              $  1,682             $ 1,065
                                                                             =======              ======
 Taxes paid                                                                 $  2,132             $   939
                                                                             =======              ======
 Issuance of common stock in business acquisition                           $  9,463             $   -
                                                                             =======              ======

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

      The purchase was partially financed by $50.0 million of secured term loans payable over seven years beginning October 1996. The loans bear interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At July 31, 1996, the interest rate was based on the London Interbank Offered Rate (LIBOR) of 5.44%, plus spreads of 2.625% or 3.00%.

      The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of Greiner are included in the Company's results of operations from the date of purchase.

The purchase price consisted of:

               Cash paid                                       $19,061
               Term debt-current portion                         4,675
               Term debt-long-term portion                      45,325
               Common Stock                                      9,463
                                                               -------
                                                               $78,524
                                                               =======
The purchase price of Greiner
  (net of prepaid loan fees of $1.6 million)                   $76,916
Fair value of assets acquired                                  (42,510)
                                                               -------
Excess purchase price over net assets acquired                 $34,406
                                                               =======

      The following unaudited pro forma summary presents the consolidated results of operations as if the Greiner acquisition had occurred at the beginning of the periods presented and does not purport to indicate what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. The substantial decrease in 1996 pro forma operating results compared to 1995 is attributable to the substantial losses reported by Greiner in the third and fourth quarters of calender 1995.

 Nine Months Ended July 31, 1996:

                                                1996                  1995
                                              --------              --------
               Revenues                       $265,790              $244,963
                                               =======               =======
               Net income                     $  2,064              $  5,276
                                               =======               =======
               Net income per share           $    .22              $    .61
                                               =======               =======

Results of Operations

Third quarter ended July 31, 1996 vs. July 31, 1995.

      The Company's revenues were $89,734,000 for the third quarter ended July 31, 1996, an increase of $45,278,000 or 102% over the amount reported for the same period last year. The growth in revenue is attributable to the acquisition of Greiner, the results of which are included commencing May 1, 1996, and to an equal extent, an increase in demand for the Company's on-going services on both infrastructure and environmental projects. The revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6,7 & 8 contracts, were $7,159,000 for the quarter ended July 31, 1996, compared to $8,554,000 for the same period last year.

      Direct operating expenses for the quarter ended July 31, 1996, which consist of direct labor and other direct expenses, including subcontractor costs, increased $26,623,000 a 101% increase over the amount reported for the same period last year. This increase is due to the addition of the direct operating expenses of Greiner and to increases in subcontractor costs and direct labor costs as well.

      Indirect, general and administrative expenses for the quarter ended July 31, 1996 increased $15,852,000, or 99% over the amount reported for the same period last year as a result of the addition of the Greiner overhead as well as an increase in business activity.

      The Company earned $3,432,000 before income taxes for the third quarter ended July 31, 1996 compared to $1,686,000 for the same period last year. The Company's effective income tax rate for the quarter ended July 31, 1996 was approximately 40% compared to 20% in 1995 when the Company had available net operating loss carryforwards.

      The Company reported net income of $2,072,000, or $.22 per share for the third quarter ended July 31, 1996, compared with $1,336,000, or $.18 per share for the same period last year.

Nine months ended July 31, 1996 vs. July 31, 1995.

      The Company's revenues were $203,101,000 for the nine months ended July 31, 1996, an increase of $73,528,000, or 57% over the amount reported for the same period last year. The growth in revenues is attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects as well as the Greiner acquisition. The revenues generated from the Company's three largest indefinite delivery contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $21,314,000 for the nine months ended July 31, 1996, compared to $28,847,000 for the same period last year.

      Direct operating expenses for the nine months ended July 31, 1996, which consist of direct labor and other direct expenses including subcontractor costs, increased $44,596,000, or 57% over the amount reported in the same period last year. This increase is attributable to the overall increase in the Company's business as compared to the same period last year as well as the Greiner acquisition. Indirect, general and administrative expenses were $70,782,000 for the nine months ended July 31, 1996, an increase of $24,206,000, or 52% over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due to an increase in business activity in addition to the addition of the Greiner overhead.

      The Company earned $7,333,000 before income taxes for the nine months ended July 31, 1996 compared to $3,997,000 for the same period last year. The Company's effective income tax rate for the nine months ended July 31, 1996 was approximately 40% compared to 20% in 1995 when the Company had available net operating loss carryforwards.

      The Company reported net income of $4,403,000 or $.51 per share, for the nine months ended July 31, 1996, compared with $3,187,000, or $.44 per share for the same period last year.

      The Company's backlog at July 31, 1996 was $398,703,000, as compared to $196,400,000 at October 31, 1995. This increase is due primarily to the addition of the Greiner backlog as a result of the acquisition, as well as to an overall increase in contracts signed by the Company.

Liquidity and Capital Resources

      At July 31, 1996, the Company had working capital of $51,776,000, an increase of $15,469,000 from October 31, 1995, due primarily to the Greiner acquisition.

      The Company's current revolving line of credit is $20,000,000, of which $19,500,000 was available at July 31, 1996.

      The Company's credit agreement requires compliance with certain financial and other covenants. The Company was in compliance with such covenants at July 31, 1996.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 13, 1996

URS CORPORATION


/s/ Kent Ainsworth
- --------------------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)