Form 10-K
period 1996-10-31
URS CORP /NEW/
filed 1997-01-14
CIK 102379

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended October 31, 1996 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

         On December 19, 1996, there were 8,640,266 Common Shares outstanding, and the aggregate market value of the shares of Common Stock of URS Corporation held by nonaffiliates was approximately $41.6 million based on the closing sales price as reported in the consolidated transaction reporting system.

                       Documents Incorporated by Reference

         Items 10, 11, and 12 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 25, 1997.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K and those incorporated by reference from the Company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on May 7, 1993, as amended by that Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed on March 31, 1995 (File No. 33-61230).

                                     PART I

ITEM 1.   BUSINESS

     URS Corporation (the "Company") offers a broad range of planning, design and program and construction management services. The Company serves public and private sector clients on infrastructure projects involving transportation systems, facilities and environmental programs.

     The Company conducts its business through offices located throughout the United States. The Company has approximately 3,000 employees, many of whom hold advanced or technical degrees and have extensive experience in sophisticated disciplines applicable to the Company's business. The Company believes that its geographic and technical diversity allow it to compete for local, regional and national projects, and enable it to apply to each project a variety of resources from its national network.

Acquisitions

     In  January  1995,  the  Company  acquired  privately-held  E.C.  Driver  &
Associates,   Inc.  ("ECD")  of  Tallahassee,   Florida,   an  engineering  firm
specializing in bridge and highway design.

     In March,  1996 the Company  acquired  publicly-held  Greiner  Engineering,
Inc., an Irving, Texas engineering and architectural design services firm ("Greiner").

                                    Services

     The Company provides professional services in three major areas: planning, design and program and construction management through the Company's 35 principal offices. Each of these offices is responsible for obtaining local or regional contracts. This approach allows regional government agencies and private clients to view the Company's offices as local businesses with superior service delivery capabilities. Because the Company can draw from its large and diverse network of professional and technical resources, the Company has the capability to market and perform large multi-state projects.

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

                                     Markets

     The Company's strategy is to focus on the infrastructure market which includes surface and air transportation systems, institutional and commercial facilities, and environmental programs involving pollution control, water resources and hazardous waste management.

     Surface and Air Transportation Systems. The Company's engineers, designers, planners and managers provide services for projects involving all types of transportation systems and networks, such as highways, roadways, streets, bridges, rapid and mass transit, airports and marine facilities. These services range from the design of interstate highways to harbor traffic simulation studies and may extend from conceptual planning through the preliminary and final design to construction management. Historically, the Company's emphasis in this market area has been on the design of new transportation systems, but in recent years the rehabilitation of existing systems has become a major focus.

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

     Hazardous Waste Management. In this market segment, the Company conducts initial site investigations, designs remedial actions for site clean-up and provides construction management services during site clean-up. This market involves identifying and developing measures to effectively dispose of hazardous and toxic waste at contaminated sites. The Company also provides air quality monitoring and designs individual facility modifications required to meet local, state and Federal air quality standards. This work requires specialized knowledge of and compliance with complex Federal and state regulations, as well as the permitting and approval processes. Solid waste management services provided by the Company include facility siting, transfer station design and community-wide master planning.

                                     Clients

General

     The Company's clients include local, state and Federal government agencies and private sector businesses. The Company's revenues from local, state and Federal government agencies and private businesses for the last five fiscal years are as follows:


                              1996                   1995                  1994                   1993                  1992
                             ------                 ------                ------                 ------                 -----
                                                             (In thousands)
Local and
  state
  agencies          $198,472         65%   $ 99,871         56%   $ 88,207         54%   $ 80,350         55%   $ 65,315         48%
Federal
  agencies            64,226         21      58,751         33      59,611         36      48,713         33      52,530         38

Private
  businesses          42,772         14      21,147         11      16,270         10      16,698         12      18,948         14
                    --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Total               $305,470        100%   $179,769        100%   $164,088        100%   $145,761        100%   $136,793        100%
                    ========   ========    ========   ========    ========   ========    ========   ========    ========   ========


Contract Pricing and Terms of Engagement

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

Backlog, Project Designations and Indefinite Delivery Contracts

     The Company's contract backlog was $399.2 million at October 31, 1996, compared to $196.4 million at October 31, 1995. The Company's contract backlog consists of the amount billable at a particular point in time for future services under executed funded contracts. Indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, are included in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $399.2 million at October 31, 1996, approximately 30%, or $119.8 million, is not reasonably expected to be filled within the next fiscal year ending October 31, 1997.

     The Company has also been designated by customers as the recipient of certain future contracts. These "designations" are projects that have been awarded to the Company but for which contracts have not yet been executed. Task orders under executed indefinite delivery contracts which are expected to be issued in the immediate future are included in designations. Total contract designations were estimated to be $295.9 million at October 31, 1996, as compared to $194.1 million at October 31, 1995. Typically, a significant portion of designations are converted into signed contracts. However, there is no assurance this will continue to occur in the future.

     Indefinite delivery contracts are signed contracts pursuant to which work is performed only when specific task orders are issued by the client. Generally these contracts exceed one year and often indicate a maximum term and potential value. Certain indefinite delivery contracts are for a definite time period with renewal option periods at the client's discretion. While the Company believes that it will continue to get work under these contracts over their entire term, because of renewals and the necessity for issuance of individual task orders, continued work by the Company and the realization of their potential maximum values under these contracts are not assured. However, because of the increasing frequency with which the Company's government and private sector clients use this contracting method, the Company believes their potential value should be disclosed along with backlog and designations as an indicator of the Company's future business. When the client notifies the Company of the scope and pricing of task orders, the estimated value of such task orders is added to designations. When such task orders are signed and funded, their value goes into backlog. At October 31, 1996, the potential value of the Company's five largest indefinite delivery contracts was as follows:


                                                                              At October 31, 1996
                                                                        -----------------------------------
                                          Total        Revenues                                   Estimated
                                        Potential   Recognized thru     Funded       Estimated    Remaining
Contract                    Term         Values     October 31, 1996    Backlog    Designations    Values
--------                    ----       ------------ ----------------    -------    ------------   ---------
                                                      (In millions)
EPA ARCS (9&10)            1989-1999      $182.5         $37.3         $13.4         $11.5          $120.3

Navy CLEAN                 1989-1999       166.0         123.5           8.6           3.8            30.1

EPA ARCS (6,7&8)           1989-1999       119.7          69.4           2.2           3.5            44.6

Brooks AFB System          1994-1999        50.0           6.0           7.4            -             36.6

NY State Environmental
  Remediation              1990-1996        20.0           7.9            .2            -             11.9
                                          ------         -----         -----        ------           -----

        Total                             $538.2        $244.1         $31.8         $18.8          $243.5
                                           =====         =====          ====          ====           =====


                                   Competition

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

                                    Employees

        The Company has approximately 3,000 employees, many of whom hold advanced or technical degrees and have extensive experience in a variety of disciplines applicable to the Company's business. The Company also employs, at various times on a temporary basis, up to several hundred additional persons to meet contractual requirements. Thirteen of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage. The Company believes that employee relations are good.

ITEM 2.   PROPERTIES

        The Company leases office space in 35 principal locations throughout the United States. Most of the leases are written for a minimum term of three years with options for renewal, sublease rights and allowances for improvements. Significant lease agreements expire at various dates through the year 2005. The Company believes that its current facilities are sufficient for the operation of its business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

ITEM 3.   LEGAL PROCEEDINGS

        Item  8,  Financial   Statements  and  Supplementary  Data,  Note  8  --
Commitments and Contingencies -- is hereby incorporated by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1996.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT


Name                               Position Held                                        Age
----                               -------------                                        ---
Martin M. Koffel.............Chief Executive Officer, President                         57
                              and Director of the Company
                              from May 1989; Chairman of the
                              Board from June 1989; Director,
                              Regent Pacific Management Corporation
                              since 1993.

Kent P. Ainsworth............Executive Vice President and Chief                         50
                              Financial Officer of the
                              Company  from  January  1991;
                              Secretary  of  the
                              Company from May, 1994.

Robert L. Costello ..........Executive Vice President, URS Greiner,                     45
                              a wholly-owned subsidiary of the Company,
                              since November 1996; Vice President
                              and Director of the Company since
                              April 1996; President of Greiner
                              Engineering, Inc., a wholly-owned
                              subsidiary of the Company, and Director
                              of same since April 1995; President and
                              Chief Operating Officer of same from
                              August 1994 to August 1995; Executive
                              Vice President and Chief Financial Officer
                              of same from August 1988 to August 1994.










Name                               Position Held                                       Age
----                               -------------                                       ---

Joseph Masters...............Vice President, Legal                                     40
                               of the Company since July 1994;
                               Vice President, Director of
                               Legal Affairs of URS Consultants, Inc.,
                               a wholly-owned subsidiary
                               of the Company, from
                               April   1994  to  July  1994;
                               Vice   President, Associate  General
                               Counsel of same from
                               May 1992 to April  1994;
                               outside  counsel to the  Company
                               from January 1990 to May 1992.


Irwin L. Rosenstein . . .  President, URS Greiner, a wholly-owned                       60
                               subsidiary of the Company, since November
                               1996; President of URS Consultants, Inc.,
                               a   wholly-owned   subsidiary  of  the
                               Company  and  Director  of the Company
                               since February 1989; Vice President of
                               the Company since 1987.


                                        9

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     The shares of the Company's Common Stock are listed on the New York and Pacific Stock Exchanges (under the symbol "URS"). At December 19, 1996, the Company had approximately 2,593 stockholders of record. The following table sets forth the high and low closing sale prices of the URS Common Shares, as reported by The Wall Street Journal for the periods indicated.

                                                            MARKET PRICE
                                                            ------------
                                                     LOW                  HIGH
                                                     ---                  ----
Fiscal Period:
    1995:
        First Quarter                              $ 5.00              $   6.00
        Second Quarter                             $ 5.38              $   6.00
        Third Quarter                              $ 5.25              $   5.88
        Fourth Quarter                             $ 5.50              $   6.63
     1996:
        First Quarter                              $ 6.38              $   7.25
        Second Quarter                             $ 6.25              $   7.25
        Third Quarter                              $ 6.88              $   8.25
        Fourth Quarter                             $ 7.00              $   8.88
    1997:
        First Quarter                              $ 7.75              $   9.88
            (through December 19, 1996)

    The Company has not paid cash dividends since 1986. (See Item 8, Financial Statements and Supplementary Data, Note 7 -- Long-Term Debt). Further, the declaration of dividends could be precluded by existing Delaware law.

ITEM 6.   SUMMARY OF SELECTED FINANCIAL INFORMATION

    The following table sets forth selected financial data of the Company for the five years ended October 31, 1996. The data presented below should be read in conjunction with the Consolidated Financial Statements of the Company including the notes thereto.




                                            SUMMARY OF SELECTED FINANCIAL INFORMATION
                                               (In thousands, except per share data)

                                                                                     Years Ended October 31,
                                                        ----------------------------------------------------------------------------
                                                          1996             1995             1994             1993             1992
                                                        ----------------------------------------------------------------------------

Income Statement Data:

Revenues                                                $305,470         $179,769         $164,088         $145,761         $136,793
                                                        --------         --------         --------         --------         --------
Operating expenses:
 Direct operating                                        187,129          108,845          102,500           91,501           85,384
 Indirect, general and
  administrative                                         102,389           63,217           55,455           51,607           45,473
                                                        --------         --------         --------         --------         --------
 Total operating expenses                                289,518          172,062          157,955          143,108          130,857
                                                        --------         --------         --------         --------         --------
Operating income                                          15,952            7,707            6,133            2,653            5,936
Interest expense, net                                      3,897            1,351            1,244            1,220            1,208
                                                        --------         --------         --------         --------         --------
Income before income taxes                                12,055            6,356            4,889            1,433            4,728
Income tax expense                                         4,700            1,300              450              140              460
                                                        --------         --------         --------         --------         --------
Net income                                              $  7,355         $  5,056         $  4,439         $  1,293         $  4,268
                                                        ========         ========         ========         ========         ========
Net income per share:
    Primary                                             $    .82         $    .68         $    .60         $    .18         $    .55
                                                        ========         ========         ========         ========         ========
    Fully diluted                                       $    .80         $    .67         $    .60         $    .18         $    .55
                                                        ========         ========         ========         ========         ========
 Weighted average shares:
   Primary                                                 9,498            8,632            8,556            6,971            8,221
   Fully diluted                                           9,498            8,632            8,556            6,971            8,221



                                                                                  As of October 31,
                                                    --------------------------------------------------------------------------------
                                                       1996            1995              1994               1993              1992
                                                    --------------------------------------------------------------------------------
                                                                                   (In thousands)
Balance Sheet Data:

Working capital                                     $ 57,572          $ 36,307          $ 33,674          $ 27,684          $ 26,836
Total assets                                         185,607            75,935            65,214            58,074            54,892
Total debt                                            61,263             9,999             9,270             8,277             8,705
Stockholders' equity                                $ 56,696          $ 39,478          $ 33,973          $ 29,389          $ 27,878


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Fiscal 1996 Compared with Fiscal 1995

     Revenues in fiscal 1996 were $305.5 million, or 70% over the amount reported in fiscal 1995. The growth in revenues is primarily attributable to the acquisition of Greiner, the results of which are included commencing April 1, 1996, and to a lesser extent, an increase in revenues derived from existing areas of the Company's business, particularly transportation and other infrastructure projects in the Northeast. Revenues generated from the Company's three largest contracts; Navy CLEAN, EPA ARCS 9&10 and EPA ARCS 6,7,&8, decreased in fiscal 1996 to $30.2 million as compared to $37.1 million in fiscal 1995. The decrease in revenues from these contracts is primarily due to a decrease in the number of task orders for hazardous waste services on all of the above EPA ARCS contracts.

     Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased $78.3 million, or 72%, over the amount reported in fiscal 1995. The increase is due to the addition of the direct operating expenses of Greiner and to increases in subcontractor costs and direct labor costs as well. Indirect general and administrative expenses ("IG&A") increased to $102.4 million in fiscal 1996 from $63.2 million in fiscal 1995 which is the result of the addition of the Greiner overhead as well as an increase in business activity. Expressed as a percentage of revenues, IG&A expenses decreased from 35% in fiscal 1995 to 34% in fiscal 1996. The Company attributes this decrease to the cost controls exercised by the Company. Net interest expense increased to $3.9 million in fiscal 1996 from $1.4 million in fiscal 1995 as a result of increased borrowings incurred in connection with the acquisition of Greiner.

     With an effective income tax rate of 39% in 1996, the Company earned net income of $7.4 million while in 1995 net income was $5.1 million after an effective income tax rate of 20% when the Company had available net operating loss ("NOL") carryforwards which partially off-set otherwise taxable income for Federal income tax purposes. The Company earned $.80 per share on a fully-diluted basis in fiscal 1996 compared to $.67 per share in fiscal 1995.

     The Company's backlog of signed and funded contracts at October 31, 1996 was $399.2 million as compared to $196.4 million at October 31, 1995. The value of the Company's designations was $295.9 million at October 31, 1996, as compared to $194.1 million at October 31, 1995.

Fiscal 1995 Compared with Fiscal 1994

     Revenues in fiscal 1995 grew to $179.8 million, or 10% over the amount reported in fiscal 1994. The growth in revenues was primarily attributable to increases in revenues generated from all areas of the Company's business, particularly transportation and other infrastructure projects in the Northeast. Revenues derived from the Company's three largest contracts: Navy CLEAN, EPA ARCS 9&10 and EPA ARCS 6,7&8, were $37.1 million in fiscal 1995 compared to $41.0 million in fiscal 1994. The decrease in revenues from these contracts was primarily due to a decrease in the number of task orders for hazardous waste clean-up services.

     Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased $6.3 million, or 6%, over the amount reported in fiscal 1994. The increase was due to an overall increase in the Company's business in fiscal 1995 as compared to fiscal 1994. In fiscal 1995, IG&A expenses increased to $63.2 million from $55.5 million in fiscal 1994. However, expressed as a percentage of revenues, IG&A expenses increased from 34% in fiscal 1994 to 35% in fiscal 1995. The Company attributes this increase to the overall increase in the Company's business. Net interest expense remained relatively constant at $1.4 million in fiscal 1995.

     The Company earned $6.4 million before income taxes in fiscal 1995 compared to $4.9 million in fiscal 1994. While the Company had available NOL carryforwards which partially off-set otherwise taxable income for Federal income tax purposes, for state income tax purposes such amounts were not necessarily available to offset income subject to tax. Accordingly, the Company's effective tax rate for fiscal 1995 was approximately 20% compared to 9% in 1994.

     Net income increased 16% to $5.1 million compared to $4.4 million in fiscal 1994. The Company earned $.67 per share on a fully-diluted basis in fiscal 1995 compared to $.60 per share in fiscal 1994.

     The Company's backlog of signed and funded contracts at October 31, 1995 was $196.4 million as compared to $159.1 million at October 31, 1994. The value of the Company's designations, which are awarded projects for which contracts have not been signed, was $194.1 million at October 31, 1995 as compared to $172.0 million at October 31, 1994.

Income Taxes

     The Company currently has a $6.0 million NOL carryforward which is limited to $750,000 per year, pursuant to Section 382 of the Internal Revenue Code, related to its October 1989 quasi-reorganization.


Liquidity and Capital Resources

     The Company's liquidity and capital measurements are set forth below:

                                                          October 31,
                                       ---------------------------------------------
                                          1996             1995              1994
                                       ---------------------------------------------
Working capital                        $57,572,000      $36,307,000      $33,674,000
Working capital ratio                     1.8 to 1         2.4 to 1         2.6 to 1
Average days to convert billed
 accounts receivable to cash                    58               62               66
Percentage of debt to equity                108.1%            25.0%            27.3%


      In March 1996, in connection with the acquisition of Greiner, the Company entered into a new $70.0 million credit facility of which $20.0 million is a revolving line of credit. At October 31, 1996, the Company had outstanding letters of credit totaling $600,000, which reduced the amount available to the Company under the line of credit to $19.4 million. See Note 7 - Long-Term Debt to the Company's consolidated financial statements.

       The Company is a professional services organization and, as such, is not capital intensive. Capital expenditures during fiscal years 1996, 1995, and 1994 were $3.0 million, $1.6 million, and $2.1 million, respectively. The expenditures were principally for computer-aided design and general purpose computer equipment to accommodate the Company's growth. The Company expects fiscal 1997 capital expenditures to be comparable to the expenditures in fiscal 1996.

      The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused line of credit, will provide sufficient capital to fund its operations and its capital expenditure needs for the foreseeable future.

Cash paid during the period for:

                                            Years Ended October 31,
                                       --------------------------------
                                        1996        1995          1994
                                        ----        ----          ----
                                               (In thousands)

        Interest                       $4,142     $   891        $1,301
        Income taxes                   $6,483     $ 1,358         $ 499

Acquisitions

     On January 4, 1995, the Company acquired ECD for an aggregate purchase price of $3.6 million, which was paid in cash. In conjunction with the acquisition, liabilities were assumed as follows:

                                                              (In thousands)
Fair value of assets acquired                                    $4,952
Cash paid for the capital stock                                  (3,596)
                                                                 ------
  Liabilities assumed                                            $1,356
                                                                 ======

   On March 29, 1996, the Company acquired all of the capital stock of Greiner for $78.8 million, comprised of cash of $69,361,000, and 1.4 million shares of the Company's stock.

                                                              (In thousands)
Purchase price of Greiner                                       $77,184
   (net of prepaid loan fees of $1.6 million)
Fair value of assets acquired                                   (42,510)
                                                                -------
Excess purchase price over net assets acquired                  $34,674
                                                                =======

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of URS Corporation:

   We  have  audited  the  accompanying   consolidated  balance  sheets  of  URS
Corporation and its subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of URS Corporation and its subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


                                             /s/ Coopers & Lybrand L.L.P.
                                             -----------------------------------
                                             COOPERS & LYBRAND L.L.P.





San Francisco, California
December 17, 1996



                                                  URS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)

                                                                                                       October 31,
                                                                                                ------------------------
                                                                                                 1996              1995
                                                                                                 ----              ----
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                                    $22,370           $ 8,836
  Accounts receivable, including retainage amounts of $8,379 and $3,895, less
     allowance for doubtful accounts of $5,189 and $664                                         72,417            35,822
  Costs and accrued earnings in excess of billings on contracts in process, less
     allowances for losses of $2,419 and $606                                                   23,597            13,200

  Deferred income taxes                                                                          7,077             1,860
  Prepaid expenses and other assets                                                              2,426             1,849
                                                                                              --------           -------
    Total current assets                                                                       127,887            61,567
 Property and equipment at cost, net                                                            15,815             5,835
 Goodwill, net                                                                                  40,261             7,765
 Other assets                                                                                    1,644               768
                                                                                              --------           -------
                                                                                              $185,607           $75,935
                                                                                              ========           =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                           $ 21,684          $  7,724
   Accrued salaries and wages                                                                   12,131             6,588
   Accrued expenses and other                                                                   20,063             9,088
   Billings in excess of costs and accrued earnings                                              8,849               -
   Deferred income taxes                                                                         2,913             1,860
   Long-term debt, current portion                                                               4,675               -
                                                                                              --------           -------
     Total current liabilities                                                                  70,315            25,260
  Long-term debt                                                                                52,390             7,204
  Long-term debt to related parties                                                              2,979             2,795
  Deferred compensation and other                                                                3,227             1,198
                                                                                              --------           -------
     Total liabilities                                                                         128,911            36,457
                                                                                              --------           -------
 Commitments and contingencies (Note 8)
 Stockholders' equity:
   Common shares, par value $.01; authorized 20,000 shares;
     issued 8,640 and 7,167 shares, respectively                                                    88                73
   Treasury stock                                                                                 (287)             (287)
   Additional paid-in capital                                                                   41,894            31,791
   Retained earnings since February 21, 1990, date of quasi-reorganization                      15,001             7,901
                                                                                              --------           -------
      Total stockholders' equity                                                                56,696            39,478
                                                                                              --------           -------
                                                                                              $185,607           $75,935
                                                                                              ========           =======


                                    See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                    Years Ended October 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                  ----        ----        ----
Revenues                                        $305,470    $179,769    $164,088
                                                --------    --------    --------
Expenses:
  Direct operating                               187,129     108,845     102,500
  Indirect, general and administrative           102,389      63,217      55,455
  Interest expense, net                            3,897       1,351       1,244
                                                --------    --------    --------
                                                 293,415     173,413     159,199
                                                --------    --------    --------
Income before taxes                               12,055       6,356       4,889
Income tax expense                                 4,700       1,300         450
                                                --------    --------    --------
Net income                                      $  7,355    $  5,056    $  4,439
                                                ========    ========    ========
Net income per share:
  Primary                                       $    .82    $    .68    $    .60
                                                ========    ========    ========
  Fully diluted                                 $    .80    $    .67    $    .60
                                                ========    ========    ========






                 See Notes to Consolidated Financial Statements



                                                  URS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (In thousands)

                                                  Common Shares                            Additional                       Total
                                             ------------------------       Treasury        Paid-in       Retained     Stockholders'
                                              Number          Amount         Stock          Capital        Earnings         Equity
                                             --------        --------       --------        --------       --------        --------
Balances, November 1, 1993                      6,989        $     70       $      0        $ 28,365       $    954        $ 29,389
Employee stock purchases                           40               1           --               203           --               204
Purchase of treasury shares                       (10)           --              (59)           --             --               (59)
Quasi-reorganization
 NOL carryforward                                --              --             --             1,693         (1,693)           --
Net income                                       --              --             --              --            4,439           4,439
                                             --------        --------       --------        --------       --------        --------
Balances October 31, 1994                       7,019              71            (59)         30,261          3,700          33,973
Employee stock purchases                          190               2           --               675           --               677
Purchase of treasury shares                       (42)           --             (228)           --             --              (228)
Quasi-reorganization
 NOL carryforward                                --              --             --               855           (855)           --
Net income                                       --              --             --              --            5,056           5,056
                                             --------        --------       --------        --------       --------        --------
Balances, October 31, 1995                      7,167              73           (287)         31,791          7,901          39,478
Employee stock purchases                           72               1           --               399           --               400
Issuance of 1,401,983
  shares in connection with
  the Greiner acquisition                       1,401              14           --             9,449           --             9,463
Quasi-reorganization
 NOL carryforward                                --              --             --               255           (255)           --
Net income                                       --              --             --              --            7,355           7,355
                                             --------        --------       --------        --------       --------        --------
Balances, October 31, 1996                      8,640        $     88       $   (287)       $ 41,894       $ 15,001        $ 56,696
                                             ========        ========       ========        ========       ========        ========



                                         See Notes to Consolidated Financial Statements



                                                URS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                                         (In thousands)

                                                                                                   Years Ended October 31,
                                                                                        --------------------------------------------
                                                                                           1996             1995             1994
                                                                                           ----             ----             ----
Cash flows from operating activities:
 Net income                                                                              $  7,355         $  5,056         $  4,439
                                                                                         --------         --------         --------
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
 Deferred income taxes                                                                     (1,880)            (615)              70
 Depreciation and amortization                                                              5,295            3,124            2,596
 Changes in current assets and liabilities:
 Accounts receivable and costs and accrued earnings in excess
   of billings on contracts in process                                                     (8,810)          (4,067)          (4,938)
 Prepaid expenses and other assets                                                          1,411             (881)              26
 Accounts payable, accrued salaries and wages and accrued
   expenses                                                                                 6,777            1,252            1,682
 Billings in excess of costs and accrued earnings                                           8,849             --               --
 Other, net                                                                                 5,517              224              (42)
                                                                                         --------         --------         --------
  Total adjustments                                                                        17,159             (963)            (606)
                                                                                         --------         --------         --------
 Net cash provided by operating activities                                                 24,514            4,093            3,833
                                                                                         --------         --------         --------
Cash flows from investing activities:
  Payment for business acquisition, net of cash acquired                                  (56,354)          (3,596)            --
  Capital expenditures                                                                     (2,962)          (1,610)          (2,149)
  Other                                                                                      --                 43             --
                                                                                         --------         --------         --------
  Net cash used by investing activities                                                   (59,316)          (5,163)          (2,149)
                                                                                         --------         --------         --------
Cash flows from financing activities:

 Proceeds from issuance of debt                                                            50,000
 Repayment of debt                                                                         (2,056)            --               --
 Repurchase of common shares                                                                 --               (228)             (59)
 Proceeds from sale of common shares                                                          389              247              204
 Proceeds from exercise of stock options                                                       11              430             --
 Other                                                                                         (8)            --              1,000
                                                                                         --------         --------         --------
  Net cash provided by financing activities                                                48,336              449            1,145
                                                                                         --------         --------         --------
Net increase (decrease) in cash                                                            13,534             (621)           2,829
Cash at beginning of year                                                                   8,836            9,457            6,628
                                                                                         --------         --------         --------
Cash at end of year                                                                      $ 22,370         $  8,836         $  9,457
                                                                                         ========         ========         ========



                                         See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

         The consolidated financial statements include the accounts of URS Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements account for the acquisition of Greiner Engineering, Inc. ("Greiner") in March, 1996 as a purchase. (See Note 3 - Acquisitions.)

Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

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

         Costs  under  contracts  with  the  U.S.   Government  are  subject  to
government audit upon contract completion. Therefore, all contract costs, including direct and indirect, general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1989 through fiscal 1996 are subject to review by the U.S. Government.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

         Carrying amounts of certain of the Company's financial instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of long term debt approximates fair value.

Income Taxes

         The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Property and Equipment

         Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any gain or loss on disposal is included in income. Depreciation is provided on the straight-line method over the useful service lives of the assets. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Income Per Share

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


Computation of Net Income Per Share


                                                                       Years Ended October 31,
                                                                 ------------------------------------
                                                                  1996           1995          1994
                                                                 ------         ------        ------
                                                                (In thousands, except per share data)

Net income                                                       $7,355         $5,056        $4,439
Add:
Interest on debentures and notes, net of
applicable income taxes                                             209            696           715
                                                                -------         ------        ------
Net income for fully-diluted income per common share             $7,564         $5,752        $5,154
                                                                 ======         ======        ======
Weighted average number of common shares
outstanding during the year                                       8,020          7,080         7,001
Add:
Common equivalent shares (determined using the
 "treasury stock" method) representing shares issuable
upon exercise of employee stock options and warrants              3,206          2,985         2,959
Less:
 Twenty percent limit on repurchase                              (1,728)        (1,433)       (1,404)
                                                                 ------         ------        ------
Weighted average number of shares used in
calculation of fully-diluted income per share                     9,498          8,632         8,556
                                                                 ======         ======        ======
Fully-diluted income per common share                            $  .80         $  .67        $  .60
                                                                 ======         ======        ======

Industry Segment Information

     The Company's single business segment, consulting, provides engineering and architectural services to local and state governments, the Federal government and the private sector. The Company's services are primarily utilized for planning, design and program and construction management of infrastructure projects.

     The Company's revenues from local, state and Federal government agencies and private businesses for the last three fiscal years are as follows:

                                                                       Years Ended October 31,
                                          ---------------------------------------------------------------------------------
                                                     1996                       1995                          1994
                                          ----------------------      --------------------------       --------------------
                                                                       (In thousands)
Local and state agencies                   $198,472         65%           $ 99,871        56%          $ 88,207        54%
Federal agencies                             64,226          21             58,751         33            59,611         36
Private business                             42,772          14             21,147         11            16,270         10
                                           --------         ---            -------         --           -------        ---
  Total                                    $305,470        100%           $179,769       100%          $164,088       100%
                                            =======        ===             =======       ===            =======       ===


Adoption of Statements of Financial Accounting Standards

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for Long-

Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets, certain identifiable intangibles, and goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment would be recorded if the expected future undiscounted cash flows were less than the carrying amount of the asset. SFAS 121 is effective for fiscal years beginning after December 15, 1995, with earlier adoption permitted. The Company will adopt SFAS 121 effective for its fiscal year ending October 31, 1996. The Company does not believe that adoption of SFAS 121 will have a material adverse effect on its financial position or results of operations.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. SFAS 123 encourages entities to adopt a fair value based method of accounting for employee stock compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting. Under the intrinsic value based method, companies do not recognize compensation cost for many of their stock compensation plans. Under the fair value based method, companies would recognize compensation costs for those same plans. The Company elects to continue to use the intrinsic value based method, and therefore does not expect the impact on its financial statements, if any, to be material.

Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation with no effect on net income as previously reported.

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


NOTE 3.   ACQUISITIONS

     During the year ended October 31, 1995, the Company acquired E.C. Driver & Associates, Inc. ("ECD") for an aggregate purchase price of $3.6 million, and the assumption of ECD's liabilities totaling $1.4 million. This acquisition was accounted for by the purchase method of accounting and the net assets of ECD are included in the Company's consolidated balance sheet as of October 31, 1995 based upon their estimated fair value at the transaction's effective date of January 4, 1995. Pro forma operating results for the years ended October 31,

1994 and 1995, as if the acquisition had been made on November 1, 1993, are not presented as they would not be materially different from the Company's reported results. The excess of the purchase price over the estimated fair value of the assets acquired has been allocated to goodwill.

     During the year ended October 31, 1996, the Company acquired Greiner Engineering, Inc. ("Greiner") for an aggregate purchase price of $78.8 million, comprised of cash of $69.3 million, and 1.4 million shares of the Company's Common Stock. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of Greiner are included in the Company's results of operations from the date of purchase.

The purchase price consisted of:
                                                                (In thousands)
     Cash paid                                                     $19,321
     Term debt-current portion                                       4,675
     Term debt-long-term portion                                    45,325
     Common Stock                                                    9,463
                                                                   -------
                                                                   $78,784
                                                                   =======
The purchase price of Greiner
  (net of prepaid loan fees of $1.6 million)                       $77,184

Fair value of assets acquired                                       42,510
                                                                   -------
Excess purchase price over net assets acquired (Goodwill)          $34,674
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

 Fiscal Year Ended October 31, 1996:

                                            1996        1995
                                            -----       ----
                                              (In thousands)

                  Revenues               $  368,572   $334,904
                                         ==========   ========
                  Net income             $    4,691   $  2,868
                                         ==========   ========
                  Net income per share   $      .49   $    .33
                                         ==========   ========

NOTE 4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            October 31,
                                                    1996                   1995
                                                  -------                 ------
                                                          (In thousands)

Equipment                                         $17,789                $9,074
Furniture and fixtures                              3,421                 2,713
Leasehold improvements                              2,213                   887
                                                  -------                ------
                                                   23,423                12,674
Less: accumulated depreciation
   and amortization                                (7,608)               (6,839)
                                                  -------                ------
Net property and equipment                        $15,815                $5,835
                                                  =======                ======



NOTE 5.   GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 1996 and 1995 was $3.8 million and $3.1 million, respectively. Goodwill is amortized on the straight-line method over 30 years.

NOTE 6.   INCOME TAXES

     The components of income tax expense applicable to the operations each year are as follows:

                                                 Years Ended October 31,
                                       -----------------------------------------
                                        1996               1995            1994
                                       ------             ------           ----
                                                     (In thousands)

Current:
 Federal                               $5,020             $1,325           $150
 State and local                        1,560                590            230
                                       ------             ------           ----
   Subtotal                             6,580              1,915            380
                                       ------             ------           ----


Deferred:
 Federal                               (1,320)              (385)             -
 State and local                         (560)              (230)            70
                                       ------             ------           ----
   Subtotal                            (1,880)              (615)            70
                                       ------             ------           ----
Total tax provision                    $4,700             $1,300           $450
                                       ======             ======           ====

         As of October 31, 1996, the Company has available net operating loss ("NOL") carryforwards for Federal income tax purposes and financial statement purposes of $6.0 million. The NOL utilization is limited to $750,000 per year.

         While the Company has available NOL carryforwards which partially off-set otherwise taxable income for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax.

         The significant components of the Company's deferred tax assets and liabilities as of October 31, 1996 are as follows:


         Deferred tax assets/(liabilities) - due to:

                                                               1996              1995
                                                               ----              ----
                                                                   (In thousands)
       Allowance for doubtful accounts                        $1,520          $  200
       Other accruals and reserves                             6,630           3,270
       Net operating loss                                      2,050           2,300
                                                              ------         -------
               Total                                          10,200           5,770

       Valuation allowance                                    (3,123)         (3,910)
                                                              ------         -------
       Deferred tax asset                                      7,077           1,860
                                                              ------         -------

       Other deferred gain and unamortized bond premium       (2,160)         (1,820)
       Depreciation and amortization                            (753)            (40)
                                                              ------         -------

       Deferred tax liability                                 (2,913)         (1,860)
                                                              ------         -------

       Net deferred tax asset                                 $4,164         $   -0-
                                                              ======         =======

      The net change in the total valuation allowance for the year ended October 31, 1996 was a decrease of $788,000 due to the utilization of net operating losses, AMT credits and other changes in deferred tax assets.


     The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                                        Years Ended October 31,
                                                               ------------------------------------------
                                                                1996             1995              1994
                                                               ------           ------            ------
                                                                            (In thousands)
Federal income tax expense based upon
federal statutory tax rate of 40%                              $4,100           $2,160            $1,660
Nondeductible goodwill amortization                               400              160               160
Nondeductible expenses                                            240              210               120
NOL carryforwards utilized                                       (250)          (1,140)           (1,690)
AMT credit utilized                                                -              (330)               -
State taxes, net of Federal benefit                               660              240               200
Adjustment to state tax rate                                       80               -                 -
Utilization of deferred tax benefits and other                   (530)              -                 -
                                                               ------           ------            ------
 Total taxes provided                                          $4,700           $1,300            $  450
                                                               ======           ======            ======


NOTE 7.   LONG-TERM DEBT

 Long-term debt consists of the following:

                                                                                      October 31,
                                                                              --------------------------
                                                                                1996               1995
                                                                              -------             ------
                                                                                    (In thousands)

Third party:
  Bank term loan, payable in quarterly installments                           $49,207              $  -

  6 1/2% Convertible Subordinated Debentures due 2012 (net
    of bond issue costs of $39 and $41)                                         2,106              2,104
  8 5/8% Senior Subordinated Debentures due 2004 (net of
     discount and bond issue costs of $3,657 and $3,830)
     (effective interest rate on date of restructuring was 25%)                 2,798              2,625
   Obligations under capital leases                                             4,173              3,406
                                                                              -------             ------
                                                                               58,284              8,135
   Less: Current maturities of long-term debt                                   4,675                 -
            Current maturities of capital leases                                1,219                931
                                                                              -------             ------
                                                                              $52,390             $7,204
                                                                              =======             ======


Related parties:
   January Notes (net of discount of $1,021 and $1,205)                       $ 2,979             $2,795
                                                                              =======             ======

     At October 31, 1996, the Company's senior secured revolving credit facility with Wells Fargo Bank, N.A. (the "Bank") provides for advances up to $20.0 million and expires March 29, 1999. Borrowings on the revolving credit facility bear interest at the option of the Company based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At October 31, 1996, the interest rate was based on the London Interbank Offered Rate (LIBOR) of 5.53%, plus spreads of 2.625% to 3.00%. At October 31, 1996, the Company had outstanding letters of credit totaling $600,000 which reduced the amount available to the Company under its revolving credit facility to $19.4 million.

     Also at October 31, 1996, the Company had outstanding with the Bank $49.2 million of senior secured term loans payable over seven years beginning October 1996. The loans bear interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At October 31, 1996, the interest rate was based on the London Interbank Offered Rate (LIBOR) of 5.53%, plus spreads of 2.625% to 3.00%.

Related Parties

     At October 31, 1996, the Company had fully-drawn $4.0 million under its line of credit with Richard C. Blum & Associates, Inc. ("RCBA"). The indebtedness is represented by the January Notes, which bear interest at 6 1/2% per annum, are subordinate only to the Bank line of credit and are due November 1, 2000. RCBA, through various partnerships, beneficially owns approximately 18% of the Company's common shares (approximately 33% assuming exercise of additional warrants) outstanding at October 31, 1996. Richard C. Blum, a director of the Company, is also Chairman of RCBA.

Debentures

     The Company's 6 1/2% Convertible Subordinated Debentures due 2012 are convertible into the Company's common shares at the rate of $206.30 per share. Sinking fund payments are calculated to retire 70% of the debentures prior to maturity beginning in February 1998. Interest is payable semi-annually in February and August. Interest is payable semi-annually in January and July on the Company's 85/8% Senior Subordinated Debentures due 2004. Both the 6 1/2% Convertible Subordinated Debentures and the 85/8% Senior Subordinated Debentures are subordinate to all debt to RCBA and the Bank.

Maturities

     The amounts of long-term debt outstanding at October 31, 1996 maturing in the next five years are as follows:
                                       (In thousands)
            1997                       $  4,675
            1998                          3,581
            1999                          5,075
            2000                          5,475
            2001                          6,025
            Thereafter                   36,975

Amounts payable under capitalized lease agreements are excluded from the above table.

Obligations under Leases

     Total rental expense included in operations for operating leases for the fiscal years ended October 31, 1996, 1995 and 1994 amounted to $10.9 million, $5.7 million and $5.3 million, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2005.

     Obligations under non-cancelable lease agreements are as follows:

                                                        Capital        Operating
                                                        Leases          Leases
                                                        ------          ------
                                                              (In thousands)
     1997                                               $1,265          $12,593
     1998                                                1,147           10,068
     1999                                                1,069            7,803
     2000                                                  428            6,094
     2001                                                  241            5,195
     Thereafter                                             23           13,512
                                                        ------           ------
     Total minimum lease payments                       $4,173          $55,265
                                                                        =======

     Less amounts representing
      interest                                             963
                                                        ------
     Present value of net minimum
      lease payments                                    $3,210
                                                        ======


NOTE 8.   COMMITMENTS AND CONTINGENCIES

     Currently, the Company has $51.0 million per occurrence and aggregate commercial general liability insurance coverage. The Company is also insured for professional errors and omissions ("E&O") and contractor pollution liability ("CPL") claims with an aggregate limit of $30.0 million after a self-insured retention of $.5 million. The E&O and CPL coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain this policy, it will have no coverage under the policy for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain this type of coverage, but there can be no assurance that the Company can maintain its existing coverage, that claims will not exceed the amount of insurance coverage or that there will not be claims relating to prior periods that were subject only to "claims made" coverage.

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

NOTE 9.   CAPITAL STOCK

     Declaration of dividends, except Common Stock dividends, is restricted by the Bank line of credit agreement and the 8 5/8 Indenture. Further, declaration of dividends may be precluded by existing Delaware law.

     During fiscal year 1995, the Company repurchased a total of 42,000 shares of its Common Stock at an average repurchase price of $5.43, pursuant to a systematic repurchase plan approved by the Company's Board of Directors on September 13, 1994. The systematic repurchase plan expired on September 13, 1995. The Company, as of that date, had repurchased a total of 52,000 shares of its Common Stock at an average repurchase price of $5.49.

     The 1987 Restricted Stock Plan (the "Plan") provides for grants of up to 16,537 shares of Common Stock to key employees of the Company and its subsidiaries. An employee selected to receive shares under the Plan will not be required to pay any consideration for the shares. Shares issued to an employee are subject to forfeiture in the event that the employment of the employee terminates for any reason other than death. The forfeiture restrictions lapse with respect to portions of the grant over a five-year period subsequent to the grant date. As of October 31, 1996, 6,872 restricted shares have been granted.

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

     On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan (the "1991 Plan"). The 1991 Plan provides for the grant not to exceed 1,500,000 Restricted Shares, Stock Units and Options, plus the number of shares of Common Stock remaining available for awards under the 1987 Plan (9,665) and the 1989 Plan (50,000) to key employees of the Company and its subsidiaries at prices and for periods as determined by the Board of Directors. The 1991 Plan prohibits granting new options under the 1987 Plan and the 1989 Plan. As of October 1996, the Company had issued 21,200 shares of Restricted Stock under the 1991 Plan.

     Under the Employee Stock Purchase Plan (the "ESP Plan") implemented in September 1985, employees may purchase shares of Common Stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of Common Stock shall be the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 69,692 shares under the ESP Plan in fiscal 1996 and 46,610 shares in fiscal 1995.

     On February 21, 1990, the Company issued warrants to purchase 1,819,148 shares of Common Stock at a purchase price of $4.34 per share which expire on February 14, 1997.

     A summary of the number of stock options  granted under the 1979,  1989 and
1991 Plans is as follows:
                                                                         October 31, 1996
                                                                  -----------------------------
                                                                    Shares       Per Share (1)
                                                                    ------       -------------
Number of options:
   Outstanding at year end                                        1,386,469     $3.12 - $31.25
   Exercisable at year end                                        1,029,733     $3.12 - $31.25
   Exercised during the year                                          2,000     $5.50 -  $5.75
   Available for grant at year end                                   19,231           -

                                                                       October 31, 1995
                                                                  -----------------------------
                                                                    Shares       Per Share (1)
                                                                    ------       -------------
Number of options:
   Outstanding at year end                                        1,166,324     $3.12 - 31.25
   Exercisable at year end                                          768,166     $3.12 - 31.25
   Exercised during the year                                        137,600     $3.12 - $3.12
   Available for grant at year end                                  239,665               -

                                                                        October 31, 1994
                                                                  -----------------------------
                                                                    Shares       Per Share (1)
                                                                    ------       -------------
Number of options:
   Outstanding at year end                                        1,139,964     $3.12 - 31.25
   Exercisable at year end                                          790,967     $3.12 - 31.25
   Exercised during the year                                            -             -
   Available for grant at year end                                  413,765           -

(1)  Reflects lowest and highest exercise price.

NOTE 10.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

                                         Years Ended October 31,
                                      -------------------------------
                                      1996        1995           1994
                                      ----        ----           ----
                                            (In thousands)
    Interest                        $4,142      $   891        $1,301
    Income taxes                    $6,483      $ 1,358         $ 499

  On January 4, 1995 the Company purchased all of the capital stock of ECD for $3.6 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                                   $4,952
    Cash paid for the capital stock                                 (3,596)
                                                                    ------
        Liabilities assumed                                         $1,356
                                                                    ======

On March 29,1996 the Company acquired all of the capital stock of Greiner for $78.8 million.

   Purchase price of Greiner                                    $77,184
     (net of prepaid loan fees of $1.6 million)
   Fair value of assets acquired                                (42,510)
                                                                -------
   Excess purchase price over net assets acquired               $34,674
                                                                =======

   There were no significant non-cash investing or financing activities in fiscal 1994.

NOTE 11.   DEFINED CONTRIBUTION PLAN

   The Company has a defined contribution retirement plan under Internal Revenue Code Section 401(k). The plan covers all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. Contributions in the amount of $1.6 million, $.8 million and $.6 million were made to the plan in fiscal 1996, 1995 and 1994, respectively.


NOTE 12.  VALUATION AND ALLOWANCE ACCOUNTS

                                                                     Additions
                                                                     Charged to    Deductions
                                                      Beginning      Costs and        from                  Ending
                                                       Balance        Expenses      Reserves      Other     Balance
                                                      ---------      ----------    ----------     -----     -------
                                                                             (In thousands)
October 31, 1996
 Allowances for losses and doubtful
  collections                                          $1,270          $2,600       ($1,083)      $4,821     $7,608

October 31, 1995
 Allowances for losses and doubtful
  collections                                          $1,141            $442           $313      $    -     $1,270

October 31, 1994
 Allowances for losses and doubtful
  collections                                          $1,081            $322           $262      $    -     $1,141


NOTE 13.   RELATED PARTY TRANSACTIONS

     Interest paid to related parties in connection with the January Notes was $260,712, $194,000 and $363,000 in fiscal 1996, 1995 and 1994, respectively.
(See Note 7 - Long-Term Debt).

     The Company has agreements for business consulting services to be provided by RCBA and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $90,000 and $60,000 to RCBA and Richard C. Blum, respectively, during each of fiscal 1996, 1995 and 1994. Richard C. Blum also received an additional cash amount of $23,000, $25,000 and $24,000 for his services as a Director of the Company in fiscal 1996, 1995 and 1994, respectively.

NOTE 14.   CONCENTRATION OF CREDIT RISK

     The Company provides services primarily to local, state and Federal government agencies. The Company believes the credit risk associated with these types of revenues is minimal. However, the Company does perform ongoing credit evaluations of its customers and, generally, requires no collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Substantially all cash balances are held in one financial institution and at times exceed federally insured limits.

NOTE 15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data for fiscal 1996 and 1995 is summarized as follows:

                                            Fiscal 1996 Quarters Ended
                               -------------------------------------------------
                                  Jan. 31     Apr. 30       July 31     Oct. 31
                                 --------     --------     --------     --------
                                      (In thousands, except per share data)

Revenues                         $ 48,503     $ 64,864     $ 89,734     $102,369
Gross profit                       18,105       25,736       36,707       37,793
Operating income                    1,637        3,270        4,863        6,182
Net income                       $    812     $  1,522     $  2,072     $  2,949
Income per share:
  Primary                        $    .11     $    .18     $    .22     $    .29
                                 ========     ========     ========     ========
  Fully diluted                  $    .11     $    .18     $    .22     $    .29
                                 ========     ========     ========     ========
Weighted average
  number of shares                  8,713        9,188       10,096       10,093
                                 ========     ========     ========     ========



                                              Fiscal 1995 Quarters Ended
                               -------------------------------------------------
                                  Jan. 31      Apr. 30      July 31     Oct. 31
                                  -------      -------      -------     -------
                                       (In thousands, except per share data)

Revenues                         $ 40,307     $ 44,810     $ 44,456     $ 50,196
Gross profit                       15,878       17,688       18,052       19,306
Operating income                    1,356        1,625        2,060        2,666
Net income                       $    800     $  1,051     $  1,336     $  1,869
Income per share:
  Primary                        $    .11     $    .15     $    .18     $    .24
                                 ========     ========     ========     ========
  Fully diluted                  $    .11     $    .15     $    .18     $    .23
                                 ========     ========     ========     ========
Weighted average
  number of shares                  8,528        8,725        8,731        8,696
                                 ========     ========     ========     ========




     Operating income represents continuing operations before interest income and interest expense.

     ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Incorporated by reference from the information under the captions "Election of Directors" and "Compliance with Section 16(a) of Securities Exchange Act" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 25, 1997 and from Item 4a -- "Executive Officers of the Registrant" in Part I.

     ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 25, 1997.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 25, 1997.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated   by  reference   from  Item  8,   Financial   Statement   and
Supplementary Data, Note 7 -- Long-Term Debt and Note 13 -- Related Party Transactions.

                                     PART IV

     ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

     (a)(1)Item 8.  Consolidated Financial Statements and
                      Supplementary Data

        Report of Independent Accountants

        Consolidated Balance Sheets
          October 31, 1996 and October 31, 1995

        Consolidated Statements of Operations
          For the years ended October 31, 1996, 1995 and 1994

        Consolidated Statements of Changes in Stockholders' Equity For the years ended October 31, 1996, 1995 and 1994

        Consolidated  Statements  of Cash Flows For the years ended  October 31,
          1996, 1995 and 1994

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

     3.2  By-laws of the Company as amended.  FILED HEREWITH.

     4.1 Indenture, dated as of February 15, 1987, between the Company and First Interstate Bank of California, Trustees, relating to $57.5 million of the Company's 6 1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-2 (Commission File No. 33-11668) and incorporated herein by reference.

     4.2 Amendment Number 1 to Indenture governing 6 1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between the Company and First Interstate Bank of California, Trustee, filed as
          Exhibit 4.9 to the Company's Registration Statement on Form S-1 (Commission File No. 33-56296) ("1990 Form S-1") and incorporated herein by reference.

     4.3 Indenture, dated as of March 16, 1989, between the Company and MTrust Corp., National Association, Trustee relating to the Company's 85/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to the Company's Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189) and incorporated herein by reference.

     4.4 Amendment Number 1 to Indenture governing 85/8% Senior Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1 and incorporated herein by reference.

     4.5 Amendment Number 2 to Indenture governing 85/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between the Company and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1 and incorporated herein by reference.

    10.1 1979 Stock Option Plan of the Company, filed as Exhibit 10.01 to the Company's Registration Statement on Form S-14 (Commission File No. 2-73909) and incorporated herein by reference.

    10.2 1987 Restricted Stock Plan of the Company, filed as Appendix I to the Company's definitive proxy statement filed with the Commission on March 2, 1987 and incorporated herein by reference.

    10.3 1985 Employee Stock Purchase Plan of the Company, adopted effective July 1, 1997 (subject to stockholder approval). FILED HEREWITH.

    10.4 1991 Stock Incentive Plan of the Company, amended and restated effective December 17, 1996 (subject to stockholder approval). FILED HEREWITH.

    10.5 Non-Executive Directors Stock Grant Plan of the Company, adopted December 17, 1996 (subject to stockholder approval). FILED HEREWITH.

    10.6  Selected Executive Deferred Compensation Plan of the Company, filed as
          Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

    10.7  1996 Incentive Compensation Plan of the Company.  FILED HEREWITH.

    10.8  1996  Incentive  Compensation  Plan  of URS  Consultants,  Inc.  FILED
          HEREWITH.

    10.9 1996 Incentive Compensation Plan of Greiner Engineering, Inc. FILED HEREWITH.

   10.10 Stock Appreciation Rights Agreement, dated July 18, 1989, between the Company and Irwin L. Rosenstein, filed as Exhibit 10.13 to the 1990 Form S-1 and incorporated herein by reference.

   10.11 Stock Appreciation Rights Agreement, dated October 9, 1989, between the Company and Martin M. Koffel, filed as Exhibit 10.15 to the 1990 Form S-1 and incorporated herein by reference.

   10.12 Employment Agreement, dated August 1, 1991, between URS Consultants, Inc. and Irwin L. Rosenstein, filed as Exhibit 10.12 to the 1991 Form 10-K and incorporated herein by reference.

  10.12a Amendment to Employment Agreement, dated October 11, 1994, between URS Consultants, Inc., and Irwin L. Rosenstein.

   10.13 Employment Agreement, dated December 16, 1991, between the Company and Martin Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

   10.14  Employment Agreement,  dated May 7, 1991, between the Company and Kent
          P. Ainsworth, filed as Exhibit 10.16 to the 1991 Form 10-K and incorporated herein by reference.

   10.15 Agreement and Plan of Merger, dated as of January 10, 1996, between URS Corporation, URS Acquisition Corporation and Greiner Engineering, Inc., filed as Exhibit 2(a) to the Form 8-K filed on January 12, 1996 (the "January 12, 1996 Form 8-K"), and incorporated herein by reference.

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

   10.19 Fifth, Sixth and Seventh Amendments to the Thortec Entities Credit and Security Agreement, dated January 30, 1989, between the Company and certain entities managed or advised by Richard C. Blum & Associates, Inc., filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended October 31, 1992 ("1992 Form 10-K") and incorporated herein by reference.

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

   10.31 Contract between URS Consultants, Inc. and the U.S. Department of the Navy (No N62474-89-R-9295) dated June 6, 1989, filed as Exhibit 10.34 to the 1991 Form 10-K and incorporated herein by reference.*

   10.32 Form of Indemnification Agreement dated as of May 1, 1992 between the Company and each of Messrs. Ainsworth, Blum, Cashin, Koffel, Madden, Praeger, Rosenstein, and Walsh, filed as Exhibit 10.34 to the 1992 Form 10-K and incorporated herein by reference.

   10.33 Form of Indemnification Agreement dated as of March 22, 1994 between the Company and Admiral Foley and Mr. Der Marderosian, filed as Exhibits 10.35 and 10.36 to the 1994 Form 10-K and incorporated herein by reference.

   10.34 Form of Indemnification Agreement dated as of March 29, 1996 between the Company and Mr. Robert L. Costello, filed as Exhibit 10.2 to the 1996 second quarter Form 10-Q and incorporated herein by reference.

   10.35 Form of Indemnification Agreement dated as of November 6, 1996 between the Company and Mr. Robert D. Glynn Jr. FILED HEREWITH.

   10.36 Credit Agreement, dated as of January 10, 1996, between URS Corporation, the Financial Institutions listed therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 99(a) to the January 12, 1996 Form 8-K, and incorporated herein by reference.

   10.37 Severance Agreement, dated as of November 22, 1993, between the Company and Joseph Masters, filed as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference.

   10.38 Employment Agreement, dated March 29, 1996, between Greiner, Inc. and Robert L. Costello, filed as Exhibit 10.1 to the 1996 second quarter Form 10-Q and incorporated herein by reference.

    21.1  Subsidiaries of the Company.  FILED HEREWITH.

    23.1  Consent of Coopers & Lybrand L.L.P.  FILED HEREWITH.

    24.1  Powers of Attorney of certain Directors and Officers.  FILED HEREWITH.

          (b)(1)  Reports on Form 8-K

    27    Financial Data Schedule. FILED HEREWITH.

No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended October 31, 1996.

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

                                            URS Corporation
                                            (Registrant)

                                            By  /s/ Kent P. Ainsworth
                                              ----------------------------------
                                               Kent P. Ainsworth
                                               Executive Vice President and
                                               Chief Financial Officer
                                               Dated:  January 14, 1997


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

Signature                                                     Title                              Date
---------                                                     -----                              ----

/s/ MARTIN M. KOFFEL                                          Chairman of the Board              January 14, 1997
-----------------------------------------------------         of Directors and Chief
(Martin M. Koffel)                                            Executive Officer


/s/ KENT P. AINSWORTH
-----------------------------------------------------        Executive Vice President,           January 14, 1997
(Kent P. Ainsworth)                                          Chief Financial Officer
                                                              Principal Accounting
                                                              Officer and Secretary

IRWIN L. ROSENSTEIN*                                         Director                            January 14, 1997
-----------------------------------------------------
(Irwin L. Rosenstein)

RICHARD C. BLUM*                                             Director                            January 14, 1997
-----------------------------------------------------
(Richard C. Blum)

EMMET J. CASHIN, JR.*                                        Director                            January 14, 1997
-----------------------------------------------------
(Emmet J. Cashin, Jr.)





RICHARD Q. PRAEGER*                                          Director                            January 14, 1997
-----------------------------------------------------
(Richard Q. Praeger)

WILLIAM D. WALSH*                                            Director                            January 14, 1997
-----------------------------------------------------
(William D. Walsh)

RICHARD B. MADDEN*                                           Director                            January 14, 1997
-----------------------------------------------------
(Richard B. Madden)

ARMEN DER MARDEROSIAN*                                       Director                            January 14, 1997
-----------------------------------------------------
(Armen Der Marderosian)

ADM. S. ROBERT FOLEY, JR., USN (RET.)*                       Director                            January 14, 1997
-----------------------------------------------------
(Adm. S. Robert Foley, Jr., USN (Ret.))

ROBERT D. GLYNN, JR.*                                        Director                            January 14, 1997
-----------------------------------------------------
(Robert D. Glynn, Jr.)

ROBERT L. COSTELLO*                                          Director                            January 14, 1997
-----------------------------------------------------
(Robert L. Costello)

*By

/s/ KENT AINSWORTH
-----------------------------------------------------
(Kent P. Ainsworth, Attorney-in-fact)