Form 10-Q
period 1997-01-31
URS CORP /NEW/
filed 1997-03-17
CIK 102379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1997
                                       OR
(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

                          Commission file number 1-7567


                                 URS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                94-1381538
---------------------------------------------         --------------------------
              (State or other jurisdiction                 (I.R.S. Employer
                  of incorporation)                         Identification No.)


              100 California Street, Suite 500
              San Francisco, California                     94111-4529
-----------------------------------------------            ---------------
              (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:  415-774-2700
                                                     ------------
              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at February 28, 1997
-------------------------------                ---------------------------------
Common stock, $.01 par value                               10,472,335

                                  Page 1 of 9
                             Exhibit Index on Page 8

                        URS CORPORATION AND SUBSIDIARIES


         This Form 10-Q for the first quarter ended January 31, 1997 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Form 10-Q for the first quarter ended January 31, 1997 and those incorporated by reference from the Company's Form 10-K for the fiscal year ended October 31, 1996 and Form S-8 Registration Statement, as amended (File No. 33-61230), filed with the Securities and Exchange Commission.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996. The results of operations for the quarterly period ended January 31, 1997 are not necessarily indicative of the operating results for the full year.


       Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets

                   January 31, 1997 and October 31, 1996............................................3

                  Consolidated Statements of Operations

                   Three months ended January 31, 1997 and 1996.....................................4

                  Consolidated Statements of Cash Flows

                   Three months ended January 31, 1997 and 1996.....................................5

       Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations......................................................................6

PART II.          OTHER INFORMATION:

       Item 6.    Exhibits and Reports on Form 8-K..................................................9

                                                           2

                                                               PART I
                                                        FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS

                                                  URS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)

                                                                                                     January 31,         October 31,
                        ASSETS                                                                          1997                 1996
                                                                                                        ----                 ----
                                                                                                               (unaudited)
Current assets:
 Cash                                                                                               $   9,169             $  22,370
 Accounts receivable, less allowance for
   doubtful accounts of $2,752 and $5,189                                                              82,242                72,417
 Costs and accrued earnings in excess of
   billings on contracts in process, less
   allowances for losses of $1,923 and $2,419                                                          21,040                23,597
 Deferred income taxes                                                                                  4,625                 7,077
 Prepaid expenses and other                                                                             3,308                 2,426
                                                                                                    ---------             ---------
  Total current assets                                                                                120,384               127,887

Property and equipment at cost, net                                                                    15,825                15,815
Goodwill, net                                                                                          41,799                40,261
Other assets                                                                                            1,839                 1,644
                                                                                                    ---------             ---------
                                                                                                    $ 179,847             $ 185,607
                                                                                                    =========             =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                                   $  19,638             $  21,684
 Accrued salaries and wages                                                                             8,764                12,131
 Accrued expenses and other                                                                            18,134                20,063
 Billings in excess of costs and accrued earnings on
   contracts in process                                                                                 8,219                 8,849
 Deferred income taxes                                                                                  2,913                 2,913
 Long-term debt, current portion                                                                        4,675                 4,675
                                                                                                    ---------             ---------
  Total current liabilities                                                                            62,343                70,315

Long-term debt                                                                                         52,679                52,390
Long-term debt, involving related parties                                                               3,028                 2,979
Deferred compensation and other                                                                         2,790                 3,227
                                                                                                    ---------             ---------
  Total liabilities                                                                                   120,840               128,911
                                                                                                    ---------             ---------
Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
   issued 8,647 and 8,640 shares                                                                           88                    88
 Treasury stock                                                                                          (287)                 (287)
 Additional paid-in capital                                                                            42,008                41,894
 Retained earnings since February 21, 1990, date of
  quasi-reorganization                                                                                 17,198                15,001
                                                                                                    ---------             ---------
 Total stockholders' equity                                                                            59,007                56,696
                                                                                                    ---------             ---------
                                                                                                    $ 179,847             $ 185,607
                                                                                                    =========             =========
                                                                 3


                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                            Three months ended
                                                                 January 31,
                                                          ----------------------
                                                          1997              1996
                                                          ----              ----
                                                                (unaudited)

Revenues                                                $95,541          $48,503
                                                        -------          -------
Expenses:
 Direct operating                                        57,003           30,398
 Indirect, general and
  administrative                                         33,457           16,468
 Interest expense, net                                    1,435              305
                                                        -------          -------
                                                         91,895           47,171
                                                        -------          -------

 Income before taxes                                      3,646            1,332
 Income tax expense                                       1,450              520
                                                        -------          -------
 Net income                                             $ 2,196          $   812
                                                        =======          =======
 Net income per share:
  Primary and fully diluted                             $   .22          $   .11
                                                        =======          =======


                                                  URS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)


                                                                                                             Three Months Ended
                                                                                                                 January 31,
                                                                                                         --------------------------
                                                                                                           1997              1996
                                                                                                         --------          --------
                                                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                                              $  2,196          $    812
                                                                                                         --------          --------
 Adjustment  to  reconcile  net income to net cash (used)  provided by operating activities:
 Depreciation and amortization                                                                              1,972               767
 Allowance for doubtful accounts and losses                                                                (2,933)             (184)
 Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings
    in excess of billings on contracts in process                                                          (4,335)           (2,285)
   Prepaid expenses and other assets                                                                       (1,076)             (978)
   Accounts payable, accrued salaries and wages
    and accrued expenses                                                                                   (9,428)            3,945
   Billings in excess of costs and accrued earnings
    on contracts in process                                                                                  (630)             --
   Deferred taxes                                                                                           2,452              --
   Other, net                                                                                                 537              (135)
                                                                                                         --------          --------
 Total adjustments                                                                                        (13,441)            1,130
                                                                                                         --------          --------
 Net cash (used) provided by operating activities                                                         (11,245)            1,942
                                                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                                                                        (394)             (816)
                                                                                                         --------          --------
 Net cash (used) by investing activities                                                                     (394)             (816)
                                                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on long-term debt                                                                      (1,544)             --
 Proceeds from exercise of stock options                                                                       47                 6
 Other, net                                                                                                   (65)             --
                                                                                                         --------          --------
 Net cash (used) provided by financing activities                                                          (1,562)                6
                                                                                                         --------          --------
 Net decrease in cash                                                                                     (13,201)            1,132
 Cash at beginning of period                                                                               22,370             8,836
                                                                                                         --------          --------
 Cash at end of period                                                                                   $  9,169          $  9,968
                                                                                                         ========          ========
SUPPLEMENTAL INFORMATION:

Interest paid                                                                                           $  1,656          $    361
                                                                                                         ========          ========
 Taxes paid                                                                                             $     71          $    427
                                                                                                         ========          ========
 Equipment purchased through capital lease obligations                                                  $  1,867          $   --
                                                                                                         ========          ========

Noncash purchase allocation adjustment                                                                  $  2,000          $   --
                                                                                                         ========          ========

                        URS CORPORATION AND SUBSIDIARIES
      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis (MD&A) should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1996 which was previously filed with the Securities and Exchange Commission.

Results of Operations

First quarter ended January 31, 1997 vs. January 31, 1996.

      The Company's revenues were $95,541,000 for the first quarter ended January 31, 1997, an increase of $47,038,000 or 97% over the amount reported for the same period last year. The growth in revenue is attributable to the acquisition of Greiner Engineering, Inc. ("Greiner"), the results of which are included commencing April 1, 1996, and to some extent an increase in demand for the Company's on-going services on both infrastructure and environmental projects. The revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6,7 & 8 contracts, were $7,781,000 for the quarter ended January 31, 1997, compared to $7,444,000 for the same period last year.

      Direct operating expenses for the quarter ended January 31, 1997, which consist of direct labor and other direct expenses, including subcontractor costs, increased $26,605,000, an 88% increase over the amount reported for the same period last year. This increase is due to the addition of the direct operating expenses of Greiner and to increases in subcontractor costs and direct labor costs as well.

      Indirect, general and administrative expenses for the quarter ended January 31, 1997 increased $16,989,000, or 103% over the amount reported for the same period last year as a result of the Greiner acquisition as well as an increase in business activity.

      The Company earned $3,646,000 before income taxes for the first quarter ended January 31, 1997 compared to $1,332,000 for the same period last year. The Company's effective income tax rate for the quarter ended January 31, 1997 was approximately 40% compared to 39% in 1996.

      The Company reported net income of $2,196,000, or $.22 per share for the first quarter ended January 31, 1997, compared with $812,000, or $.11 per share for the same period last year.

      The Company's backlog at January 31, 1997 was $428,118,000, as compared to $399,200,000 at October 31, 1996. This increase is due to an overall increase in contracts signed by the Company.

Liquidity and Capital Resources

      At January 31, 1997, the Company had working capital of $58,041,000, an increase of $469,000 from October 31, 1996.

      The Company's current revolving line of credit is $20,000,000 of which $19,400,000, after issuance of $600,000 for letters of credit, was available at January 31, 1997.

      The purchase of Greiner was partially financed by $50.0 million of collateralized term loans payable over seven years beginning October 1996. The loans bear interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At January 31, 1997, the interest rate was based on the London Interbank Offered Rate (LIBOR) of 5.50%, plus spreads of 2.625% or 3.00%.

      The Company's credit agreement requires compliance with certain financial and other covenants. The Company was in compliance with such covenants at January 31, 1997.

      On February 12, 1997, after the end of the first quarter ended January 31, 1997, Wells Fargo Bank, N.A. (the "Bank"), exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares to the Bank and additional paid-in capital of approximately $1.9 million. On February 14, 1997, various partnerships managed by Richard C. Blum & Associates, Inc. ("RCBA") exercised the 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination of cash and the cancellation of the $3.0 million face amount of debt drawn under the Company's line of credit with certain RCBA entities. The exercise resulted in the issuance of an additional 1,383,586 shares to the RCBA entities and additional paid-in capital of approximately $5.0 million. These equity transactions will be reflected in the Company's second quarter financial statements.

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

              27 Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated March 17, 1997

URS CORPORATION


/s/ Kent Ainsworth
--------------------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)