Form 10-Q
period 1997-04-30
URS CORP /NEW/
filed 1997-06-13
CIK 102379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission file number 1-7567

                                 URS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-1381538
--------------------------------------        ----------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
       of incorporation)                              Identification No.)


  100 California Street, Suite 500
  San Francisco, California                                  94111-4529
-------------------------------------------          ---------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:       415-774-2700
                                                     ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at June 6, 1997
--------------------------------       -----------------------------------------
  Common stock, $.01 par value                          10,548,092

                                  Page 1 of 11
                            Exhibit Index on Page 10

                        URS CORPORATION AND SUBSIDIARIES

     This Form 10-Q for the second quarter ended April 30, 1997 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Form 10-Q and those incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and Form S-8 Registration Statement, as amended (File No. 33-61230), filed with the Securities and Exchange Commission.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996. The results of operations for the three and six month periods ended April 30, 1997 are not necessarily indicative of the operating results for the full year.

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets

          April 30, 1997 and October 31, 1996 . . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations

          Three and six months ended  April 30, 1997 and 1996 . . . . . . . . .4

         Consolidated Statements of Cash Flows

          Six months ended  April 30, 1997 and 1996 . . . . . . . . . . . . . .5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . .6

PART II. OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . 9

Item 6.  Exhibits and  Reports on Form 8-K . . . . . . . . . . . . . . . . . . 9

                                                               PART I
                                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                  URS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)

                                                                                                    April 30,            October 31,
                        ASSETS                                                                        1997                   1996
                                                                                                    ---------             ---------
                                                                                                   (unaudited)
Current assets:
 Cash                                                                                               $   9,825             $  22,370
 Accounts receivable, less allowance for
    doubtful accounts of $1,671 and $2,447                                                             80,512                75,159
 Costs and accrued earnings in excess of
    billings on contracts in process, less
     allowances for losses of $1,845 and $2,419                                                        24,751                20,855
 Deferred income taxes                                                                                  7,474                 7,077
 Prepaid expenses and other                                                                             3,425                 2,426
                                                                                                    ---------             ---------
  Total current assets                                                                                125,987               127,887

Property and equipment at cost, net                                                                    15,836                15,815
Goodwill, net                                                                                          42,319                40,261
Other assets                                                                                            1,733                 1,644
                                                                                                    ---------             ---------
                                                                                                    $ 185,875             $ 185,607
                                                                                                    =========             =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                                   $  22,333             $  21,684
 Accrued salaries and wages                                                                            14,428                12,131
 Accrued expenses and other                                                                            17,759                20,063
 Billings in excess of costs and accrued earnings on
   contracts in process                                                                                 9,448                 8,849
 Deferred income taxes                                                                                  3,413                 2,913
 Long-term debt, current portion                                                                        4,475                 4,675
                                                                                                    ---------             ---------
  Total current liabilities                                                                            71,856                70,315

Long-term debt                                                                                         43,379                52,390
Long-term debt, related parties                                                                          --                   2,979
Deferred compensation and other                                                                         1,701                 3,227
                                                                                                    ---------             ---------
  Total liabilities                                                                                   116,936               128,911
                                                                                                    ---------             ---------
Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
  issued 10,548 and 8,640 shares                                                                          104                    88
 Treasury stock                                                                                          (287)                 (287)
 Additional paid-in capital                                                                            49,468                41,894
 Retained earnings since February 21, 1990, date of
  quasi-reorganization                                                                                 19,654                15,001
                                                                                                    ---------             ---------
  Total stockholders' equity                                                                           68,939                56,696
                                                                                                    ---------             ---------
                                                                                                    $ 185,875             $ 185,607
                                                                                                    =========             =========

                                                  URS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)



                                                                   Three months ended                      Six months ended
                                                                         April 30,                              April 30,
                                                                ----------------------------            ----------------------------
                                                                  1997                1996                1997                1996
                                                                --------            --------            --------            --------
                                                                        (unaudited)                              (unaudited)
Revenues                                                        $ 99,759            $ 64,864            $195,301            $113,367
                                                                --------            --------            --------            --------
Expenses:
 Direct operating                                                 59,071              39,128             116,075              69,525
 Indirect, general and
  administrative                                                  35,230              22,466              68,687              38,935
 Interest expense, net                                             1,381                 698               2,816               1,004
                                                                --------            --------            --------            --------
                                                                  95,682              62,292             187,578             109,464
                                                                --------            --------            --------            --------

Income before taxes                                                4,077               2,572               7,723               3,903
Income tax expense                                                 1,620               1,050               3,070               1,570
                                                                --------            --------            --------            --------
Net income                                                      $  2,457            $  1,522            $  4,653            $  2,333
                                                                ========            ========            ========            ========
Net income per share:
 Primary and fully diluted                                      $    .24            $    .18            $    .46            $    .29
                                                                ========            ========            ========            ========


                                                  URS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)

                                                                                                            Six Months Ended
                                                                                                                 April 30,
                                                                                                           1997              1996
                                                                                                         --------          --------
                                                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                                              $  4,653          $  2,333
 Adjustment to reconcile net income to net cash provided (used)
  by operating activities:
 Depreciation and amortization                                                                              4,152             1,983
 Allowance for doubtful accounts and losses                                                                (1,350)               (4)
 Changes  in  current  assets  and  liabilities; net  of  effect  of  business acquisition:
   Accounts receivable and costs and accrued earnings
    in excess of billings on contracts in process                                                          (7,899)              (72)
   Prepaid expenses and other assets                                                                       (1,087)             (774)
   Accounts payable, accrued salaries and wages
    and accrued expenses                                                                                   (2,546)             (988)
   Billings in excess of costs and accrued earnings on
     contracts in process                                                                                     599              --
   Deferred taxes                                                                                             103             1,040
   Other, net                                                                                                (859)              433
                                                                                                         --------          --------
 Total adjustments                                                                                         (8,887)            1,618
                                                                                                         --------          --------
 Net cash (used) provided by operating activities                                                          (4,234)            3,951
                                                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Business acquisition, net of cash acquired                                                                  --             (54,556)
 Capital expenditures                                                                                      (1,737)           (2,601)
                                                                                                         --------          --------
 Net cash (used) provided by investing activities                                                          (1,737)          (57,157)
                                                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of debt                                                                              --              50,000
 Principal payments on long-term debt                                                                     (11,065)             --
 Proceeds from sale of common shares                                                                          444               163
 Proceeds from exercise of stock options                                                                      152                 6
 Proceeds from exercise of warrants                                                                         3,895              --
 Other                                                                                                       --                  (8)
                                                                                                         --------          --------
 Net cash (used) provided by financing activities                                                          (6,574)           50,161
                                                                                                         --------          --------
 Net decrease in cash                                                                                     (12,545)           (3,045)
 Cash at beginning of period                                                                               22,370             8,838
                                                                                                         --------          --------
 Cash at end of period                                                                                   $  9,825          $  5,793
                                                                                                         ========          ========
SUPPLEMENTAL INFORMATION:
 Interest paid                                                                                           $  2,993          $    584
                                                                                                         ========          ========
 Taxes paid                                                                                              $  4,450          $  1,640
                                                                                                         ========          ========
 Equipment purchased through capital lease obligations                                                   $  1,556          $   --
                                                                                                         ========          ========
 Noncash purchase allocation adjustment                                                                  $  3,000          $   --
                                                                                                         ========          ========
 Retirement of debt, related parties                                                                     $  3,028          $   --
                                                                                                         ========          ========
 Issuance of common stock in business acquisition                                                        $   --            $  9,463
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

Results of Operations

Second quarter ended April 30, 1997 vs. April 30, 1996.

     The Company's revenues were $99,759,000 for the second quarter ended April 30, 1997, an increase of $34,895,000, or 54%, over the amount reported for the same period last year. The growth in revenue is attributable to the acquisition of Greiner Engineering, Inc. ("Greiner"), the results of which are included commencing April 1, 1996, and furthermore to an increase in demand for the Company's on-going services on infrastructure projects. The revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6,7 & 8 contracts, were $8,629,000 or the quarter ended April 30, 1997, compared to $6,711,000 for the same period last year.

     Direct operating expenses for the quarter ended April 30, 1997, which consist of direct labor and other direct expenses, including subcontractor costs, increased $19,943,000, a 51% increase over the amount reported for the same period last year. This increase is due to the addition of the direct operating expenses of Greiner and to increases in subcontractor costs and direct labor costs as well.

     Indirect, general and administrative expenses for the quarter ended April 30, 1997 increased $12,764,000, or 57%, over the amount reported for the same period last year as a result of the Greiner acquisition as well as an increase in business activity.

     The Company earned $4,077,000 before income taxes for the second quarter ended April 30, 1997 compared to $2,572,000 for the same period last year. The Company's effective income tax rate for the quarters ended April 30, 1997 and 1996 was approximately 40%.

     The Company reported net income of $2,457,000, or $.24 per share, for the second quarter ended April 30, 1997, compared with $1,522,000, or $.18 per share, for the same period last year.

Six months ended April 30, 1997 vs. April 30, 1996.

     The Company's revenues were $195,301,000 for the six months ended April 30, 1997, an increase of $81,934,000, or 72%, over the amount reported for the same period last year. The growth in revenues is attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects as well as the Greiner acquisition. The revenues generated from the Company's three largest indefinite delivery contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $16,410,000 for the six months ended April 30, 1997, compared to $14,155,000 for the same period last year.

     Direct operating expenses for the six months ended April 30, 1997, which consist of direct labor and other direct expenses including subcontractor costs, increased $46,550,000, or 67%, over the amount reported in the same period last year. This increase is attributable to the overall increase in the Company's business as compared to the same period last year as well as the Greiner acquisition. Indirect, general and administrative expenses were $68,687,000 for the six months ended April 30, 1997, an increase of $29,752,000, or 76%, over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due to an increase in business activity in addition to the addition of the Greiner overhead.

     The Company earned $7,723,000 before income taxes for the six months ended April 30, 1997 compared to $3,903,000 for the same period last year. The Company's effective income tax rate for the six months ended April 30, 1997 and 1996 was approximately 40%.

     The Company reported net income of $4,653,000 or $.46 per share, for the six months ended April 30, 1997, compared with $2,333,000, or $.29 per share for the same period last year.

     The Company's backlog at April 30, 1997 was $439,564,000, as compared to $399,200,000 at October 31, 1996. This increase is due primarily as to an overall increase in contracts signed by the Company.

Liquidity and Capital Resources

     At April 30, 1997, the Company had working capital of $54,131,000, a decrease of $3,441,000 from October 31, 1996.

     The Company's current revolving line of credit is $20,000,000, of which $19,855,000 was available at April 30, 1997.

     The purchase of Greiner was partially financed by $50.0 million of collateralized term loans payable over seven years beginning October 1996. The loans bear interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At April 30, 1997, the interest rate was based on the London Interbank Offered Rate (LIBOR) of 5.69%, plus spreads of 1.625% or 3.00%.

     The Company's credit agreement requires compliance with certain financial and other covenants. The Company was in compliance with such covenants at April 30, 1997.

     On February 12, 1997, Wells Fargo Bank, N.A. (the "Bank"), exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares to the Bank for $1.9 million. On February 14, 1997, various partnerships managed by Richard C. Blum & Associates, Inc. ("RCBA") exercised the 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination of cash and the cancellation of the $3.0 million amount of debt drawn under the Company's line of credit with certain RCBA entities. The exercise resulted in the issuance of an additional 1,383,586 shares to the RCBA entities and additional capital of approximately $2.0 million. These equity transactions are reflected in the Company's financial statements.

     The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its combined operations and capital expenditure needs for the foreseeable future.

PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's regularly scheduled annual stockholders meeting, held on March 25, 1997, the stockholders (i) ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1997 fiscal year, with stockholders holding 7,385,301 shares voting in favor, stockholders holding 25,052 shares voting against, stockholders holding 70,817 shares abstaining from voting, and 1,159,096 broker non-votes, (ii) approved the URS Corporation Employee Stock Purchase Plan, as amended and restated, with stockholders holding 5,474,474 shares voting in favor, stockholders holding 1,171,762 shares voting against, stockholders holding 26,569 shares abstaining from voting and 1,967,461 broker non-votes, (iii) approved the URS Corporation 1991 Stock Incentive Plan, as amended and restated, with stockholders holding 4,948,616 shares voting in favor, stockholders holding 1,695,008 shares voting against, stockholders holding 29,181 shares abstaining from voting and 1,967,461 broker non-votes,
(iv) approved the URS Corporation 1997 Non-Executive Directors Stock Grant Plan with stockholders holding 5,945,674 shares voting in favor, stockholders holding 698,980 shares voting against, stockholders holding 28,151 shares abstaining from voting and 1,967,461 broker non-votes, and (v) elected each of the following nominees as directors of the Company by the following vote:

                                                                         Broker
                                                For       Withheld     Non-Votes

Richard C. Blum                              7,097,225     552,851      990,190
Emmet J. Cashin Jr                           7,085,149     564,927      990,190
Robert L. Costello                           7,097,259     552,817      990,190
Armen Der Marderosian                        7,096,057     554,019      990,190
Adm. S. Robert Foley, Jr., USN (Ret.)        7,086,670     563,406      990,190
Robert D. Glynn, Jr                          7,096,643     553,433      990,190
Sen. J. Bennett Johnston                     7,096,740     553,336      990,190
Martin M. Koffel                             7,096,745     553,331      990,190
Richard B. Madden                            7,086,715     563,361      990,190
Richard Q. Praeger                           7,085,256     564,820      990,190
Irwin L. Rosenstein                          7,097,620     552,456      990,190
William D. Walsh                             7,086,864     563,212      990,190

     No stockholders abstained from voting in this election of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

              Exhibit Number                                  Exhibit
              --------------                                  ------
                  27                                           FDS
                                                           (filed in electronic
                                                            format only)

     (b) Reports on Form 8-K.

     No Reports on Form 8-K were filed during the Quarter ended 4/30/97.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 13, 1997


URS CORPORATION



/s/ Kent Ainsworth
----------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)