Form 10-Q
period 1997-07-31
URS CORP /NEW/
filed 1997-09-15
CIK 102379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1997
                                       OR
(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

                          Commission file number 1-7567


                                 URS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           94-1381538
 ----------------------------                            ------------------
 (State or other jurisdiction                             (I.R.S. Employer
     of incorporation)                                   Identification No.)


100 California Street, Suite 500
San Francisco, California                                     94111-4529
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  415-774-2700

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 5, 1997
----------------------------                   --------------------------------
Common stock, $.01 par value                              10,594,025

                        URS CORPORATION AND SUBSIDIARIES

         This Form 10-Q for the third quarter ended July 31, 1997 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Form 10-Q and those incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and Form S-8 Registration Statement, as amended (File No. 33-61230), filed with the Securities and Exchange Commission.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996. The results of operations for the three and nine month periods ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

       Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets

                   July 31, 1997 and October 31, 1996..........................3

                  Consolidated Statements of Operations

                   Three and nine months ended July 31,
                    1997 and 1996..............................................4

                  Consolidated Statements of Cash Flows

                   Nine months ended July 31, 1997 and 1996....................5

       Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations.................................................6

PART II.  OTHER INFORMATION:

       Item 6.    Exhibits and Reports on Form 8-K.............................9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                          July 31,   October 31,
                ASSETS                                     1997         1996
                                                         ---------   ----------
                                                        (unaudited)

Current assets:
 Cash                                                    $  14,368    $  22,370
 Accounts receivable, less allowance for
  doubtful accounts of $1,647 and $2,447                    80,815       75,159
 Costs and accrued earnings in excess of
  billings on contracts in process, less
  allowances for losses of $1,792 and $2,419                25,399       20,855
 Deferred income taxes                                       7,233        7,077
 Prepaid expenses and other                                  3,157        2,426
                                                         ---------    ---------
  Total current assets                                     130,972      127,887

Property and equipment at cost, net                         16,131       15,815
Goodwill, net                                               43,065       40,261
Other assets                                                 1,746        1,644
                                                         ---------    ---------
                                                         $ 191,914    $ 185,607
                                                         =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $  19,680    $  21,684
 Accrued salaries and wages                                 14,052       12,131
 Accrued expenses and other                                 17,849       20,063
 Billings in excess of costs and accrued earnings on
   contracts in process                                     11,060        8,849
 Deferred income taxes                                       2,867        2,913
 Long-term debt, current portion                             6,200        4,675
                                                         ---------    ---------
  Total current liabilities                                 71,708       70,315

Long-term debt                                              39,613       52,390
Long-term debt, related parties                               --          2,979
Deferred compensation and other accruals                     8,239        3,227
                                                         ---------    ---------
  Total liabilities                                        119,560      128,911
Stockholders' equity:
 Common shares, par value $.01; authorized
  20,000 shares; issued 10,579 and 8,640 shares                106           88
 Treasury stock                                               (287)        (287)
 Additional paid-in capital                                 49,700       41,894
 Retained earnings since February 21, 1990, date of
  quasi-reorganization                                      22,835       15,001
                                                         ---------    ---------
 Total stockholders' equity                                 72,354       56,696
                                                         ---------    ---------
                                                         $ 191,914    $ 185,607
                                                         =========    =========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                      Three months ended      Nine months ended
                                           July 31,               July 31,
                                    --------------------    --------------------
                                      1997        1996        1997        1996
                                    --------    --------    --------    --------
                                        (unaudited)             (unaudited)


Revenues                            $100,196    $ 89,734    $295,496    $203,101
                                    --------    --------    --------    --------
Expenses:
 Direct operating                     58,813      53,027     174,887     122,552
 Indirect, general and
  administrative                      35,103      31,844     103,789      70,782
 Interest expense, net                   989       1,431       3,806       2,434
                                    --------    --------    --------    --------
                                      94,905      86,302     282,482     195,768
                                    --------    --------    --------    --------

Income before taxes                    5,291       3,432      13,014       7,333
Income tax expense                     2,110       1,360       5,180       2,930
                                    --------    --------    --------    --------
Net income                          $  3,181    $  2,072    $  7,834    $  4,403
                                    ========    ========    ========    ========
Net income per share:
 Primary and fully diluted          $    .28    $    .22    $    .74    $    .51
                                    ========    ========    ========    ========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                             Nine Months Ended
                                                                 July 31,
                                                           ---------------------
                                                             1997        1996
                                                           --------    --------
                                                               (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                $  7,834    $  4,403
                                                           --------    --------
 Adjustment to reconcile net income to net cash
  provided (used) by operating activities:
 Depreciation and amortization                                5,791       4,060
 Allowance for doubtful accounts and losses                  (1,427)      3,684
 Changes  in  current  assets  and  liabilities, net of
  effect  of  business  acquisitions:
   Accounts receivable and costs and accrued earnings
    in excess of billings on contracts in process            (8,773)     (2,377)
   Prepaid expenses and other assets                           (832)     (2,094)
   Accounts payable, accrued salaries and wages
    and accrued expenses                                     (1,740)      2,307
   Billing in excess of costs and accrued earnings on
    contracts in process                                      2,211       8,685
   Deferred taxes                                              (202)     (2,035)
   Other, net                                                   (44)        120
                                                           --------    --------

 Total adjustments                                           (5,016)     12,350
                                                           --------    --------
 Net cash provided by operating activities                    2,818      16,753
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Business acquisition, net of cash acquired                    --       (54,556)
 Capital expenditures                                        (3,010)     (2,280)
                                                           --------    --------
 Net cash (used) by investing activities                     (3,010)    (56,836)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of debt                                --        50,000
 Principal payments on long-term debt                       (12,508)       (127)
 Proceeds from sale of common shares                            444         163
 Proceeds from exercise of stock options                        402           8
 Proceeds from exercise of warrants                           3,895        --
 Other                                                          (43)        (16)
                                                           --------    --------
 Net cash provided by financing activities                   (7,810)     50,028
                                                           --------    --------
 Net (decrease) increase in cash                             (8,002)      9,945
 Cash at beginning of period                                 22,370       8,836
                                                           --------    --------
 Cash at end of period                                     $ 14,368    $ 18,781
                                                           ========    ========
SUPPLEMENTAL INFORMATION:
 Interest paid                                             $  4,107    $  1,682
                                                           ========    ========
 Taxes paid                                                $  6,777    $  2,132
                                                           ========    ========
 Equipment purchased through capital lease obligations     $  2,429    $   --
                                                           ========    ========
 Noncash purchase allocation adjustment                    $  3,000    $   --
                                                           ========    ========
 Retirement of debt, related parties                       $  3,028    $   --
                                                           ========    ========
 Issuance of common stock in business acquisition          $   --      $  9,463
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

Results of Operations

Third quarter ended July 31, 1997 vs. July 31, 1996.

     The Company's revenues were $100,196,000 for the third quarter ended July 31, 1997, an increase of $10,462,000 or 12% over the amount reported for the same period last year. The growth in revenue is attributable to an increase in demand for the Company's services on infrastructure projects. The revenues generated from the Company's three largest indefinite delivery contracts, the Navy CLEAN, EPA ARCS 9 & 10, and EPA ARCS 6,7 & 8 contracts, were $5,261,000 for the quarter ended July 31, 1997, compared to $7,159,000 for the same period last year.

     Direct operating expenses for the quarter ended July 31, 1997, which consist of direct labor and other direct expenses, including subcontractor costs, increased $5,786,000 an 11% increase over the amount reported for the same period last year. This increase is due to the increases in subcontractor costs and direct labor costs associated with revenues.

     Indirect, general and administrative expenses for the quarter ended July 31, 1997 increased $3,259,000, or 10% over the amount reported for the same period last year as a result of an increase in business activity.

     The Company earned $5,291,000 before income taxes for the third quarter ended July 31, 1997 compared to $3,432,000 for the same period last year. The Company's effective income tax rate for the quarters ended July 31, 1997 and 1996 was approximately 40%.

      The Company reported net income of $3,181,000, or $.28 per share for the third quarter ended July 31, 1997, compared with $2,072,000 or $.22 per share for the same period last year.

     On February 12, 1997, Wells Fargo Bank, N.A. (the "Bank"), exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares to the Bank for $1.9 million. On February 14, 1997, various partnerships managed by Richard C. Blum & Associates, Inc. ("RCBA") exercised 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination $2.0 million of cash and the cancellation of the $3.0 million amount of debt drawn under the Company's line of credit with certain RCBA entities. The exercise resulted in the issuance of an additional 1,383,586 shares to the RCBA entities. These equity transactions are reflected in the Company's financial statements.

Nine months ended July 31, 1997 vs. July 31, 1996.

     The Company's revenues were $295,496,000 for the nine months ended July 31, 1997, an increase of $92,395,000, or 45% over the amount reported for the same period last year. The growth in revenues is attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects as well as the Greiner acquisition. Revenues generated from the Company's three largest indefinite delivery contracts (Navy CLEAN, EPA ARCS 9 & 10 and EPA ARCS 6, 7 & 8) were $21,671,000 for the nine months ended July 31, 1997, compared to $21,314,000 for the same period last year.

     Direct operating expenses for the nine months ended July 31, 1997, which consist of direct labor and other direct expenses including subcontractor costs, increased $52,335,000, or 43% over the amount reported in the same period last year. This increase is attributable to the overall increase in the Company's business as compared to the same period last year as well as the Greiner acquisition. Indirect, general and administrative expenses were $103,789,000 for the nine months ended July 31, 1997, an increase of $33,007,000, or 47% over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due to an increase in business activity in addition to the addition of the Greiner overhead.

     The Company earned $13,014,000 before income taxes for the nine months ended July 31, 1997 compared to $7,333,000 for the same period last year. The Company's effective income tax rate for the nine months ended July 31, 1997 and 1996 was approximately 40%.

     The Company reported net income of $7,834,000 or $.74 per share, for the nine months ended July 31, 1997, compared with $4,403,000, or $.51 per share for the same period last year.

     The Company's backlog at July 31, 1997 was $470,072,000, as compared to $399,200,000 at October 31, 1996.

Liquidity and Capital Resources

     At July 31, 1997, the Company had working capital of $59,264,000, an increase of $1,692,000 from October 31, 1996.

     The Company's current revolving line of credit is $20,000,000, of which $19,000,000 was available at July 31, 1997.

     The Company's credit agreement requires compliance with certain financial and other covenants. The Company was in compliance with such covenants at July 31, 1997.

     On August 18, 1997, the Company and Woodward-Clyde Group, Inc. ("W-C") executed an agreement whereby W-C will be merged with and into a wholly-owned subsidiary of the Company. W-C is a professional services firm operating in the engineering services industry and is headquartered in Denver, Colorado. The acquisition price will consist of $35,000,000 in cash plus $65,000,000 of the Company's common stock, subject to certain adjustments. Completion of this transaction is subject to approval by the Company's and W-C's stockholders and other approvals. The transaction is expected to close by November 1997. To finance the cash portion of the proposed transaction, the Company is negotiating with its lenders to obtain a $40,000,000 revolving credit facility with a term of five years and a $110,000,000 term loan maturing six years from the closing of the loan, which facilities would be secured by guarantees from and pledges of the stock of the Company's major subsidiaries. The new revolving credit facility and term loan would replace the Company's current senior secured revolving credit facility and term loan.

     The Company believes that its existing financial resources, together with its planned cash flow from operations and its proposed line of credit, will provide sufficient capital to fund the acquisition of W-C and to fund its combined operations and capital expenditure needs for the foreseeable future.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Form 8-K filed on August 21, 1997.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 15, 1997

URS CORPORATION




/s/ Kent P. Ainsworth
-----------------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)