Form 10-K
period 1997-10-31
URS CORP /NEW/
filed 1998-01-20
CIK 102379

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the Fiscal Year Ended October 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      For the Transition Period from ___ to ___

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

         Title of each class:                      Name of each exchange on
                                                      which registered:
Common Shares, par value $.01 per share            New York Stock Exchange
                                                      Pacific Exchange
8 5/8% Senior Subordinated Debentures              New York Stock Exchange
             due 2004                                 Pacific Exchange
6 1/2% Convertible Subordinated Debentures         New York Stock Exchange
             due 2012                                 Pacific Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     On December 19, 1997, there were 14,799,274 Common Shares outstanding, and the aggregate market value of the shares of Common Stock of URS Corporation held by nonaffiliates was approximately $174.9 million based on the closing sales price as reported in the consolidated transaction reporting system.

                       Documents Incorporated by Reference

     Items 10, 11, and 12 of Part III incorporate  information by reference from
the   Registrant's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Stockholders to be held on March 24, 1998.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K and those incorporated by reference from the Company's Form S-4/A Registration Statement filed with the Securities and Exchange Commission on October 10, 1997 (File No. 333-37531).

                                     PART I

ITEM 1.   BUSINESS

     URS Corporation (the "Company") offers a broad range of planning, design and program and construction management services. The Company serves public and private sector clients on infrastructure projects involving transportation systems, facilities and environmental programs.

     The Company conducts its business through offices located throughout the United States. The Company has approximately 3,300 employees, many of whom hold advanced or technical degrees and have extensive experience in sophisticated disciplines applicable to the Company's business. The Company believes that its geographic and technical diversity allow it to compete for local, regional and national projects, and enable it to apply to each project a variety of resources from its national network.

                                  Acquisitions

     In January 1995, the Company acquired, for $3.6 million, privately-held E.C. Driver & Associates, Inc. ("ECD") of Tallahassee, Florida, an engineering firm specializing in bridge and highway design.

     In March 1996, the Company acquired, for $78.8 million, publicly-held Greiner Engineering, Inc., an Irving, Texas engineering and architectural design services firm ("Greiner"). For a complete discussion of the impact of the acquisition of Greiner upon the operations of the Company, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On November 14, 1997, the Company acquired, for approximately $100 million, privately-held Woodward-Clyde Group, Inc. ("W-C") of Denver, Colorado, an engineering firm. The description of the Company contained in this Part I does not take into account the acquisition of W-C which was consummated after the Company's fiscal year ended on October 31, 1997. See Item 8, Consolidated Financial Statements and Supplementary Data, Note 16, Subsequent Event.

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

                                     Clients

General

     The Company's clients include local, state and Federal government agencies and private sector businesses. The Company's revenues from local, state and Federal government agencies and private businesses for the last five fiscal years are as follows:


                        1997                   1996                   1995                   1994                   1993
                    --------                -------               --------               --------               --------
                                                            (In thousands)
Local and
  state
  agencies ......   $255,423         63%   $198,472         65%   $ 99,871         56%   $ 88,207         54%   $ 80,350         55%
Federal
  agencies ......     67,042         17      64,226         21      58,751         33      59,611         36      48,713         33
Private
  businesses ....     83,986         20      42,772         14      21,147         11      16,270         10      16,698         12
                    --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Total ...........   $406,451        100%   $305,470        100%   $179,769        100%   $164,088        100%   $145,761        100%
                    ========   ========    ========   ========    ========   ========    ========   ========    ========   ========


Contract Pricing and Terms of Engagement

     Under its cost-plus contracts, the Company charges clients negotiated rates based on the Company's direct and indirect costs. Labor costs and subcontractor services are the principal components of the Company's direct costs. Federal Acquisition Regulations limit the recovery of certain specified indirect costs on contracts subject to such regulations. In negotiating a cost-plus contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. The Company receives payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, the Company must obtain a contract modification to receive payment for such overage. The Company's profit margin will increase to the extent the Company is able to reduce actual costs below the estimates used to produce the negotiated fixed prices on contracts not covered by Federal Acquisition Regulations; conversely, the Company's profit margin will decrease and the Company may realize a loss on the project if the Company does not control costs and exceeds the overall estimates used to produce the negotiated price. Cost-plus contracts covered by Federal Acquisition Regulations require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. The Defense Contract Audit Agency, auditors for the Department of Defense and other Federal agencies, has completed incurred cost audits of the Company's Federal contracts for fiscal years ended through October 31, 1988, resulting in immaterial adjustments. Under its fixed-price contracts, the Company receives an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, no payment adjustments are made if the Company over-estimates or under-estimates the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, the Company's profit margin will increase to the extent the number of labor hours and other costs are below the contracted amounts. The profit margin will decrease and the Company may realize a loss on the project if the number of labor hours required and other costs exceed the estimates. For the fiscal year ended October 31, 1997, the percentage of revenues attributable to cost-plus contracts was 48.4% and the percentage of revenues attributable to fixed-price contracts was 27.8%.

Backlog, Project Designations and Indefinite Delivery Contracts

       The Company's contract backlog was $470.4 million at October 31, 1997, compared to $399.2 million at October 31, 1996. The Company's contract backlog consists of the amount billable at a particular point in time for future services under executed funded contracts. Indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, are included in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $470.4 million at October 31, 1997, approximately 30%, or $141.1 million, is not reasonably expected to be filled within the next fiscal year ending October 31, 1998.

        The Company has also been designated by customers as the recipient of certain future contracts. These "designations" are projects that have been awarded to the Company but for which contracts have not yet been executed. Task orders under executed indefinite delivery contracts which are expected to be issued in the immediate future are included in designations. Total contract designations were estimated to be $446.0 million at October 31, 1997, as compared to $295.9 million at October 31, 1996. Typically, a significant portion of designations are converted into signed contracts. However, there is no assurance this will continue to occur in the future.

         Indefinite delivery contracts are signed contracts pursuant to which work is performed only when specific task orders are issued by the client.
Generally these contracts exceed one year and often indicate a maximum term and potential value. Certain indefinite delivery contracts are for a definite time period with renewal option periods at the client's discretion. While the Company believes that it will continue to get work under these contracts over their entire term, because of renewals and the necessity for issuance of individual task orders, continued work by the Company and the realization of their potential maximum values under these contracts are not assured. However, because of the increasing frequency with which the Company's government and private sector clients use this contracting method, the Company believes their potential value should be disclosed along with backlog and designations as an indicator of the Company's future business. When the client notifies the Company of the scope and pricing of task orders, the estimated value of such task orders is added to designations. When such task orders are signed and funded, their value goes into backlog. At October 31, 1997, the potential value of the Company's five largest indefinite delivery contracts was as follows:






                                                                                                     At October 31, 1997
                                                                                               -----------------------------------
                                                                  Total        Revenues                                   Estimated
                                                                Potential  recognized thru     Funded       Estimated     Remaining
Contract                                        Term             Values    October  31, 1997   Backlog     Designations     Values
--------                                        ----             ------    -------  --------   -------     ------------     ------
                                                                             (In millions)
EPA ARCS (9&10)                                1989-1999         $  182.5       $   45.1       $  19.4       $    3.5       $  114.5

Navy CLEAN                                     1989-1999            166.0          136.7           7.8            3.3           18.2

EPA ARCS (6,7&8)                               1989-1999            119.7           75.0           3.7         --               41.0

Brooks AFB System                              1994-1999             50.0           12.7           8.3         --               29.0

NY State Environmental
  Remediation                                  1990-2000             20.0            7.9        --             --               12.1
                                                                 --------       --------       -------       --------       --------

        Total                                                    $  538.2       $  277.4       $  39.2       $    6.8       $  214.8
                                                                 ========       ========       =======       ========       ========

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

                                    Employees

     The Company has approximately 3,300 employees, many of whom hold advanced or technical degrees and have extensive experience in a variety of disciplines applicable to the Company's business. The Company also employs, at various times on a temporary basis, up to several hundred additional persons to meet contractual requirements. Fourteen of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage. The Company believes that employee relations are good.

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

ITEM 3.    LEGAL PROCEEDINGS

     Various legal proceedings are pending against the Company or its subsidiaries alleging breaches of contract or negligence in connection with the Company's performance of professional services. In some actions, damages (including punitive or treble damages) are sought which substantially exceed the Company's insurance coverage. Based upon management's experience that most legal proceedings settle for less than any claimed damages, at this time management does not believe that any of such proceedings are likely to result in a judgment against, or settlement by, the Company materially exceeding the Company's insurance coverage or have a material adverse effect on the consolidated financial position and operations of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1997.


ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT


Name                               Position Held                             Age
----                               -------------                             ---

Martin M. Koffel.............Chief Executive Officer, President               58
                              and Director of the Company
                              from May 1989; Chairman of the
                              Board from June 1989; Director,
                              Regent Pacific Management Corporation
                              since 1993.

Kent P. Ainsworth............Executive Vice President and Chief               51
                              Financial Officer of the
                              Company  from  January  1991;   Secretary
                              of the Company from May, 1994.

Robert L. Costello ..........Executive Vice President, URS Greiner,           46
                              a wholly-owned subsidiary of the Company, since November 1996; Vice President and Director of the Company since
                              April 1996; President of Greiner
                              Engineering, Inc., a wholly-owned
                              subsidiary of the Company, and Director
                              of same since April 1995; President and
                              Chief Operating Officer of same from
                              August 1994 to August 1995; Executive
                              Vice President and Chief Financial Officer of same from August 1988 to August 1994.

Name                               Position Held                             Age
----                               -------------                             ---

Joseph Masters...............General Counsel of the Company                   41
                              since July 1997, Vice
                              President of the Company since
                              July 1994; Vice President,
                              Director of Legal Affairs of
                              URS Consultants, Inc., a
                              wholly-owned subsidiary of the
                              Company, from April 1994 to
                              July 1994; Vice President,
                              Associate General Counsel of
                              same from May 1992 to April
                              1994; outside counsel to the
                              Company from January 1990 to
                              May 1992.

Irwin L. Rosenstein..........President, URS Greiner, a wholly-owned           61
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

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     The shares of the Company's Common Stock are listed on the New York Stock Exchange and the Pacific Exchange (under the symbol "URS"). At December 19, 1997, the Company had approximately 3,336 stockholders of record. The following table sets forth the high and low closing sale prices of the Company's Common Stock, as reported by The Wall Street Journal for the periods indicated.

                                                           MARKET PRICE
                                                           ------------
                                                         LOW       HIGH
                                                         ---       ----
Fiscal Period:
    1996:
        First Quarter .............................   $  6.38    $  7.25
        Second Quarter ............................   $  6.25    $  7.25
        Third Quarter .............................   $  6.88    $  8.25
        Fourth Quarter ............................   $  7.00    $  8.88
     1997:
        First Quarter .............................   $  7.75    $ 10.38
        Second Quarter ............................   $  9.50    $ 10.88
        Third Quarter .............................   $  9.63    $ 15.06
        Fourth Quarter ............................   $ 13.13    $ 18.81
    1998:
        First Quarter .............................   $ 12.75    $ 16.38
            (through December 19, 1997)

    The Company has not paid cash dividends since 1986 and at the present time, management of the Company does not anticipate paying dividends in the near future. Further, the Company is precluded from paying dividends on its outstanding common stock pursuant to its senior secured revolving credit facility with its lender and the Indenture governing the 85/8% Debentures. See
Item 8, Consolidated Financial Statements and Supplementary Data, Note 8, Long Term Debt and Note 11, Stockholders' Equity.


ITEM 6.   SUMMARY OF SELECTED FINANCIAL INFORMATION

    The following table sets forth selected financial data of the Company for the five years ended October 31, 1997. The data presented below should be read in conjunction with the Consolidated Financial Statements of the Company including the notes thereto.

                                            SUMMARY OF SELECTED FINANCIAL INFORMATION
                                               (In thousands, except per share data)
                                                                                   Years Ended October 31,
                                                        ----------------------------------------------------------------------------
                                                          1997             1996             1995             1994             1993
                                                        ----------------------------------------------------------------------------

Income Statement Data:

Revenues                                                $406,451         $305,470         $179,769         $164,088         $145,761
                                                        --------         --------         --------         --------         --------
Operating expenses:
 Direct operating                                        241,002          187,129          108,845          102,500           91,501
 Indirect, general and
  administrative                                         141,442          102,389           63,217           55,455           51,607
                                                        --------         --------         --------         --------         --------
 Total operating expenses                                382,444          289,518          172,062          157,955          143,108
                                                        --------         --------         --------         --------         --------
Operating income                                          24,007           15,952            7,707            6,133            2,653
Interest expense, net                                      4,802            3,897            1,351            1,244            1,220
                                                        --------         --------         --------         --------         --------
Income before income taxes                                19,205           12,055            6,356            4,889            1,433
Income tax expense                                         7,700            4,700            1,300              450              140
                                                        --------         --------         --------         --------         --------
Net income                                              $ 11,505         $  7,355         $  5,056         $  4,439         $  1,293
                                                        ========         ========         ========         ========         ========
Net income per share:
    Primary                                             $   1.06         $    .82         $    .68         $    .60         $    .18
                                                        ========         ========         ========         ========         ========
    Fully diluted                                       $   1.06         $    .80         $    .67         $    .60         $    .18
                                                        ========         ========         ========         ========         ========
 Weighted average shares:
   Primary                                                10,883            9,498            8,632            8,556            6,971
   Fully diluted                                          10,883            9,498            8,632            8,556            6,971


                                                                                  As of October 31,
                                                    --------------------------------------------------------------------------------
                                                       1997             1996              1995              1994             1993
                                                    --------------------------------------------------------------------------------
Balance Sheet Data:

Working capital                                     $ 63,236          $ 57,570          $ 36,307          $ 33,674          $ 27,684
Total assets                                         212,654           194,932            75,935            65,214            58,074
Total debt                                            48,049            61,263             9,999             9,270             8,277
Stockholders' equity                                $ 77,151          $ 56,694          $ 39,478          $ 33,973          $ 29,389

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Fiscal 1997 Compared with Fiscal 1996

     Revenues in fiscal 1997 were $406.5 million, or 33% over the amount reported in fiscal 1996. The growth in revenues is primarily attributable to the acquisition of Greiner, the results of which are included commencing April 1, 1996. Accordingly, in fiscal 1997 the results of operations of Greiner were included for twelve months compared to only seven months in fiscal 1996. Revenues generated from the Company's three largest contracts; Navy CLEAN, EPA ARCS 9&10 and EPA ARCS 6, 7 & 8, decreased in fiscal 1997 to $26.5 million as compared to $30.2 million in fiscal 1996. The decrease in revenues from these contracts is primarily due to a decrease in the number of task orders for hazardous waste services on all of the above EPA ARCS contracts.

     Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased $53.9 million, or 29%, over the amount reported in fiscal 1996. The increase is due to the addition of the direct operating expenses of Greiner and to increases in subcontractor costs and direct labor costs as well. Indirect general and administrative expenses
("IG&A") increased to $141.4 million in fiscal 1997 from $102.4 million in fiscal 1996 which is the result of the addition of the Greiner overhead as well as an increase in business activity. Expressed as a percentage of revenues, IG&A expenses increased slightly from 34% in fiscal 1996 to 35% in fiscal 1997. The Company attributes this stability to the cost controls exercised by the Company. Net interest expense increased to $4.8 million in fiscal 1997 from $3.9 million in fiscal 1996 as a result of increased borrowings incurred in connection with the acquisition of Greiner.

     With an effective income tax rate of 40% in 1997, the Company earned net income of $11.5 million while in 1996 net income was $7.4 million after an effective income tax rate of 39%. The Company earned $1.06 per share on a fully-diluted basis in fiscal 1997 compared to $.80 per share in fiscal 1996.

     The Company's backlog of signed and funded contracts at October 31, 1997 was $470.4 million as compared to $399.2 million at October 31, 1996. The value of the Company's designations was $446.0 million at October 31, 1997, as compared to $295.9 million at October 31, 1996.

Fiscal 1996 Compared with Fiscal 1995

     Revenues in fiscal 1996 were $305.5 million, or 70% over the amount reported in fiscal 1995. The growth in revenues is primarily attributable to the acquisition of Greiner, the results of which are included commencing April 1, 1996, and to a lesser extent, an increase in revenues derived from existing areas of the Company's business, particularly transportation and other infrastructure projects in the Northeast. Revenues generated from the Company's three largest contracts; Navy CLEAN, EPA ARCS 9&10 and EPA ARCS 6, 7 & 8, decreased in fiscal 1996 to $30.2 million as compared to $37.1 million in fiscal 1995. The decrease in revenues from these contracts is primarily due to a decrease in the number of task orders for hazardous waste services on all of the above EPA ARCS contracts.

     Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased $78.3 million, or 72%, over the amount reported in fiscal 1995. The increase is due to the addition of the direct operating expenses of Greiner and to increases in subcontractor costs and direct labor costs as well. IG&A expenses increased to $102.4 million in fiscal 1996 from $63.2 million in fiscal 1995 which is the result of the addition of the Greiner overhead as well as an increase in business activity. Expressed as a percentage of revenues, IG&A expenses decreased from 35% in fiscal 1995 to 34% in fiscal 1996. The Company attributes this decrease to the cost controls exercised by the Company. Net interest expense increased to $3.9 million in fiscal 1996 from $1.4 million in fiscal 1995 as a result of increased borrowings incurred in connection with the acquisition of Greiner.

     With an effective income tax rate of 39% in 1996, the Company earned net income of $7.4 million while in 1995 net income was $5.1 million after an effective income tax rate of 20% when the Company had available net operating loss ("NOL") carryforwards which partially offset otherwise taxable income for Federal income tax purposes. The Company earned $.80 per share on a fully-diluted basis in fiscal 1996 compared to $.67 per share in fiscal 1995.

     The Company's backlog of signed and funded contracts at October 31, 1996 was $399.2 million as compared to $196.4 million at October 31, 1995. The value of the Company's designations was $295.9 million at October 31, 1996, as compared to $194.1 million at October 31, 1995.

Income Taxes

     The Company currently has a $5.3 million NOL carryforward which is limited to $750,000 per year, pursuant to Section 382 of the Internal Revenue Code, related to its October 1989 quasi-reorganization.

Liquidity and Capital Resources

     The Company's liquidity and capital measurements are set forth below:

                                                     October 31,
                                      ------------------------------------------
                                          1997           1996           1995
                                      ------------------------------------------
Working capital                       $63,236,000    $57,570,000    $36,307,000
Working capital ratio                    1.7 to 1       1.7 to 1       2.4 to 1
Average days to convert billed
   accounts receivable to cash                 71             85             62
Percentage of debt to equity                 62.2%         107.7%          25.0%

     The Company is a professional services organization and, as such, is not capital intensive. Capital expenditures during fiscal years 1997, 1996 and 1995 were $5.1 million, $3.0 million, and $1.6 million, respectively. The expenditures were principally for computer-aided design and general purpose computer equipment to accommodate the Company's growth. The Company expects fiscal 1998 capital expenditures to increase over fiscal 1997 as a result of the W-C acquisition.

     At October 31, 1997, the Company's senior secured revolving credit facility, with Wells Fargo Bank, N.A. (the "Bank"), provides for advances up to $20.0 million. Also at October 31, 1997, the Company had outstanding letters of credit totaling $1.0 million which reduced the amount available to the Company under its revolving credit facility to $19.0 million.

     On February 12, 1997, the Bank exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares to the Bank and additional paid-in capital of approximately $1.9 million. On February 14, 1997, various partnerships managed by Richard C. Blum & Associates, Inc. ("RCBA") exercised the 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination of cash and the cancellation of the $3.0 million face amount of debt drawn under the Company's line of credit with certain RCBA entities. The exercise resulted in the issuance of an additional 1,383,586 shares to the RCBA entities and additional paid-in capital of approximately $5.0 million.

     On August 18, 1997, the Company executed an agreement to acquire W-C. W-C is a professional services firm operating in the engineering services industry and is headquartered in Denver, Colorado. The acquisition price consisted of approximately $100 million and was approved by the Company's and W-C's stockholders. The transaction closed November 14, 1997. To finance the cash portion of the transaction, prior to October 31, 1997, the Company negotiated with its lenders to obtain a $40,000,000 revolving credit facility with a term of five years and a $110,000,000 term loan maturing six years from the closing of the loan, which facilities are secured by guarantees from and pledges of the stock of the Company's major subsidiaries. The new revolving credit facility and term loan replaces the Company's current senior secured revolving credit facility and term loan.

     The Company believes that its existing financial resources, together with its planned cash flow from operations and its existing credit facilities, will provide sufficient capital to fund its combined operations and capital expenditure needs for the foreseeable future.

Cash paid during the period for:
                                      Years Ended October 31,
                                      -----------------------
                                       1997     1996     1995
                                      ------   ------   ------
                                           (In thousands)

Interest                              $5,181   $4,142   $  891
Income taxes                          $8,780   $6,483   $1,358


Acquisitions

     On January 4, 1995, the Company acquired ECD for an aggregate purchase price of $3.6 million, which was paid in cash. In conjunction with the acquisition, liabilities were assumed as follows:

                                                   (In thousands)
Fair value of assets acquired                          $4,952
Cash paid for the capital stock                        (3,596)
                                                      -------
  Liabilities assumed                                 $ 1,356
                                                      =======

     On March 29, 1996, the Company acquired all of the capital stock of Greiner for $78.8 million, comprised of cash of $69.3 million, and 1.4 million shares of the Company's Common Stock.

                                                  (In thousands)
Purchase price of Greiner
   (net of prepaid loan fees of $1.6 million)         $77,184
Fair value of assets acquired                         (39,510)
                                                      -------
Excess purchase price over net assets acquired        $37,674
                                                      =======


     On November 14, 1997, the Company acquired W-C for approximately $100 million. See Item 8, Consolidated Financial Statements and Supplementary Data,
Note 16, Subsequent Event.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of URS Corporation:

We have audited the accompanying consolidated balance sheets of URS Corporation and its subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of URS Corporation and its subsidiaries as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.


                                                 /s/ Coopers & Lybrand L.L.P.
                                                 -------------------------------
                                                 COOPERS & LYBRAND L.L.P.



San Francisco, California
December 19, 1997


                                                  URS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)
                                                                                                     October 31,
                                                                                             --------------------------
                                                                                                 1997              1996
                                                                                             --------          --------
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                                  $ 22,134          $ 22,370
  Accounts receivable, including retainage amounts of $9,191 and $8,379,  less
      allowance for doubtful accounts of $1,488 and $2,447                                     80,251            72,417
  Costs and accrued earnings in excess of billings on contracts in process, less
       allowance for losses of $1,838 and $2,419                                               37,741            32,922
  Deferred income taxes                                                                         6,406             7,077
  Prepaid expenses and other assets                                                             2,885             2,426
                                                                                             --------          --------
    Total current assets                                                                      149,417           137,212
 Property and equipment at cost, net                                                           17,848            15,815
 Goodwill, net                                                                                 42,485            40,261
 Other assets                                                                                   2,904             1,644
                                                                                             --------          --------
                                                                                             $212,654          $194,932
                                                                                             ========          ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                          $ 20,198          $ 21,684
   Accrued salaries and wages                                                                  17,769            12,131
   Accrued expenses and other                                                                  17,863            20,064
   Billings in excess of costs and accrued earnings on contracts in process                    23,013            18,175
   Deferred income taxes                                                                        2,563             2,913
   Long-term debt, current portion                                                              4,775             4,675
                                                                                             --------           -------
     Total current liabilities                                                                 86,181            79,642
  Long-term debt                                                                               41,448            52,390
  Long-term debt to related parties                                                                 -             2,979
  Deferred compensation and other                                                               7,874             3,227
                                                                                             --------          --------
     Total liabilities                                                                        135,503           138,238
                                                                                             --------          --------
 Commitments and contingencies (Note 10)
 Stockholders' equity:
   Common shares, par value $.01; authorized 20,000 shares;
     issued 10,741 and 8,640 shares, respectively                                                 107                86
   Treasury stock                                                                                (287)             (287)
   Additional paid-in capital                                                                  51,085            41,894
   Retained earnings since February 21, 1990, date of quasi-reorganization                     26,246            15,001
                                                                                             --------          --------
      Total stockholders' equity                                                               77,151            56,694
                                                                                             --------          --------
                                                                                             $212,654          $194,932
                                                                                             ========          ========

                                           See Notes to Consolidated Financial Statements

                                                                 16

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                   Years Ended October 31,
                                          --------------------------------------
                                            1997           1996           1995
                                          --------       --------       --------
Revenues                                  $406,451       $305,470       $179,769
                                          --------       --------       --------
Expenses:
  Direct operating                         241,002        187,129        108,845
  Indirect, general and
     administrative                        141,442        102,389         63,217
  Interest expense, net                      4,802          3,897          1,351
                                          --------       --------       --------
                                           387,246        293,415        173,413
                                          --------       --------       --------
Income before taxes                         19,205         12,055          6,356
Income tax expense                           7,700          4,700          1,300
                                          --------       --------       --------
Net income                                $ 11,505       $  7,355       $  5,056
                                          ========       ========       ========
Net income per share:
  Primary                                 $   1.06       $    .82       $    .68
                                          ========       ========       ========
  Fully diluted                           $   1.06       $    .80       $    .67
                                          ========       ========       ========




                 See Notes to Consolidated Financial Statements

                                                     URS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                               (In thousands)

                                                                          Additional                                        Total
                                                  Common Shares            Treasury         Paid-in       Retained     Stockholders'
                                              Number          Amount         Stock          Capital        Earnings         Equity
                                             --------        --------       --------        --------       --------        --------
Balances, October 31, 1994                      7,019        $     70       $    (59)       $ 30,261       $  3,700        $ 33,972
Employee stock purchases                          190               1           --               675           --               676
Purchase of treasury shares                       (42)           --             (228)           --             --              (228)
Quasi-reorganization
 NOL carryforward                                --              --             --               855           (855)           --
Net income                                       --              --             --              --            5,056           5,056
                                             --------        --------       --------        --------       --------        --------
Balances, October 31, 1995                      7,167              71           (287)         31,791          7,901          39,476
Employee stock purchases                           72               1           --               399           --               400
Issuance of 1,401,983
  shares in connection with
  the Greiner acquisition                       1,401              14           --             9,449           --             9,463
Quasi-reorganization
 NOL carryforward                                --              --             --               255           (255)           --
Net income                                       --              --             --              --            7,355           7,355
                                             --------        --------       --------        --------       --------        --------
Balances, October 31, 1996                      8,640              86           (287)         41,894         15,001          56,694
Employee stock purchases                          282               3           --             2,026           --             2,029
Issuance of 1,819,148
  shares in connection with
  the exercise of warrants                      1,819              18           --             6,905           --             6,923
Quasi-reorganization
 NOL carryforward                                --              --             --               260           (260)           --
Net income                                       --              --             --              --           11,505          11,505
                                             --------        --------       --------        --------       --------        --------
Balances, October 31, 1997                     10,741        $    107       $   (287)       $ 51,085       $ 26,246        $ 77,151
                                             ========        ========       ========        ========       ========        ========


                                         See Notes to Consolidated Financial Statements

                                                               18

                                                URS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                                          (In thousands)
                                                                                                      Years Ended October 31,
                                                                                             --------------------------------------
                                                                                                 1997           1996           1995
                                                                                             --------       --------       --------
Cash flows from operating activities:
 Net income                                                                                  $ 11,505       $  7,355       $  5,056
                                                                                             --------       --------       --------
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Deferred income taxes                                                                           322         (4,164)          (615)
  Depreciation and amortization                                                                 7,927          5,295          3,124
  Changes in current assets and liabilities:
  Accounts receivable and costs and accrued earnings in excess
    of billings on contracts in process                                                       (12,653)       (18,135)        (4,067)
  Prepaid expenses and other assets                                                               461          1,411           (881)
  Accounts payable, accrued salaries and wages and accrued
     expenses                                                                                   3,426          6,777          1,252
  Billings in excess of costs and accrued earnings on contracts in process                      4,839         18,174           --
  Other, net                                                                                   (3,292)         7,801            224
                                                                                             --------       --------       --------
  Total adjustments                                                                             1,030         17,159           (963)
                                                                                             --------       --------       --------
   Net cash provided by operating activities                                                   12,535         24,514          4,093
                                                                                             --------       --------       --------
Cash flows from investing activities:
  Payment for business acquisition, net of cash acquired                                         --          (56,354)        (3,596)
  Capital expenditures                                                                         (5,127)        (2,962)        (1,610)
  Other                                                                                          --             --               43
                                                                                             --------       --------       --------
  Net cash used by investing activities                                                        (5,127)       (59,316)        (5,163)
                                                                                             --------       --------       --------
Cash flows from financing activities:

 Proceeds from issuance of debt                                                                  --           50,000           --
 Repayment of debt                                                                            (13,568)        (2,056)          --
 Repurchase of common shares                                                                     --             --             (228)
 Proceeds from sale of common shares                                                            1,028            389            247
 Proceeds from exercise of stock options                                                        1,001             11            430
 Proceeds from exercise of warrants, net                                                        3,895           --             --
 Other                                                                                           --            ( 8 )           --
                                                                                             --------       --------       --------
  Net cash (used) provided by financing activities                                             (7,644)        48,336            449
                                                                                             --------       --------       --------
Net increase (decrease) in cash                                                                  (236)        13,534           (621)
Cash at beginning of year                                                                      22,370          8,836          9,457
                                                                                             --------       --------       --------
Cash at end of year                                                                          $ 22,134       $ 22,370       $  8,836
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

                        URS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

         The consolidated financial statements include the accounts of URS Corporation and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements account for the acquisition of Greiner Engineering, Inc. ("Greiner") in March, 1996 as a purchase. See Note 3, Acquisitions.

Use of Estimates

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

         Costs  under  contracts  with  the  U.S.   Government  are  subject  to
government audit upon contract completion. Therefore, all contract costs, including direct and indirect, general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1989 through fiscal 1997 are subject to review by the U.S.
Government.

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

Fair Value of Financial Instruments

         Carrying amounts of certain of the Company's financial instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of long term debt approximate fair value.

Income Taxes

         The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

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

Income Per Share

         The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options, warrants and the potential conversion of convertible debentures, less the number of shares assumed to be purchased from the exercise proceeds using the average market price of the Company's common stock.

         The fully diluted per share computation reflects the effect of common and common equivalent shares based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options, exercise of warrants and the potential conversion of convertible debentures, less the number of shares assumed to be purchased from the exercise proceeds using the closing market price of the Company's common stock, when higher than the average price for the period.

Computation of Fully-diluted Income Per Share

                                                                       Years Ended October 31,
                                                                -------------------------------------
                                                                1997             1996            1995
                                                                ----             ----            ----
                                                                (In thousands, except per share data)
Net income                                                      $11,505         $7,355        $5,056
Add:
Interest on debentures and notes, net of
applicable income taxes                                              78            209           696
                                                                -------        -------        ------
Net income for fully-diluted income per common share            $11,583         $7,564        $5,752
                                                                =======        =======        ======
Weighted average number of common shares
outstanding during the year                                      10,018          8,020         7,080
Add:
Common equivalent shares (determined using the
 "treasury stock" method) representing shares issuable
 upon exercise of employee stock options and warrants               865          3,206         2,985
Less:
 Twenty percent limit on repurchase                               -           ( 1,728)       (1,433)
                                                                -------        ------         -----
Weighted average number of shares used in
calculation of fully-diluted income per share                    10,883          9,498         8,632
                                                                =======        =======        ======
Fully-diluted income per common share                           $  1.06        $   .80        $  .67
                                                                =======        =======        ======

Industry Segment Information

         The Company's single business segment, consulting, provides engineering and architectural services to local and state governments, the Federal government and the private sector. The Company's services are primarily utilized for planning, design and program and construction management of infrastructure projects.

         The Company's revenues from local, state and Federal government agencies and private businesses for the last three fiscal years are as follows:

                                                               Years Ended October 31,
                                    ------------------------------------------------------------------------------
                                             1997                        1996                         1995
                                    ----------------------    --------------------------    ----------------------
                                                                   (In thousands)
Local and state agencies           $255,423         63%           $198,472        65%          $ 99,871        56%
Federal agencies                     67,042          17             64,226         21            58,751         33
Private businesses                   83,986          20             42,772         14            21,147         11
                                   --------         ---           --------        ---          --------        ---
  Total                            $406,451         100%          $305,470        100%         $179,769        100%
                                   ========         ===           ========        ===          ========        ===

Adoption of Statements of Financial Accounting Standards

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It amends the standards in Accounting Principles Board Opinion ("APB")-15 (Earnings per Share) for computing EPS by replacing primary earnings per share with basic earnings per share and by altering the calculation of diluted EPS, which replaces fully diluted EPS. Basic EPS excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares.

         Basic and diluted EPS figures are required on the face of the income statement for all entities with complex capital structures. In addition, required disclosures include a reconciliation of the numerator and denominator used to calculate basic EPS to the numerator and denominator used to calculate diluted EPS.

         SFAS 128 is effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company will adopt SFAS 128 effective for its fiscal year ending October 31, 1998. The Company does not believe that adoption of SFAS 128 will have a material adverse effect on its financial position or results of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that certain items that qualify as part of comprehensive income be presented in the financial statements. The Company does not expect the impact on its financial statements, if any, to be material.

Reclassifications

         Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation with no effect on net income as previously reported.

NOTE 2.   QUASI-REORGANIZATION

         In conjunction with a restructuring completed in fiscal year 1990, the Company, with the approval of its Board of Directors, implemented a quasi-reorganization effective February 21, 1990 and revalued certain assets and liabilities to fair value as of that date.

         The fair values of the Company's assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying value and no further adjustment of historical bases was required. No assets were written-up in conjunction with the revaluation. As part of the quasi-reorganization, the deficit in retained earnings of $92.5 million was eliminated against additional paid-in capital. The balance in retained earnings at October 31, 1997 represents the accumulated net earnings arising subsequent to the date of the quasi-reorganization.


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

         During the year ended October 31, 1996, the Company acquired Greiner for an aggregate purchase price of $78.8 million, comprised of cash of $69.3 million, and 1.4 million shares of the Company's Common Stock. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of Greiner are included in the Company's results of operations from the date of purchase.

The purchase price consisted of:
                                                                  (In thousands)
     Cash paid                                                       $ 19,321
     Term debt-current portion                                          4,675
     Term debt-long-term portion                                       45,325
     Common Stock                                                       9,463
                                                                     --------
                                                                     $ 78,784
The purchase price of Greiner
  (net of prepaid loan fees of $1.6 million)                         $ 77,184
Fair value of assets acquired                                         (39,510)
                                                                     --------
Excess purchase price over net assets acquired (Goodwill)            $ 37,674
                                                                     ========

         The following unaudited pro forma summary presents the consolidated results of operations as if the Greiner acquisition had occurred at the beginning of the periods presented and does not purport to indicate what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

     Fiscal Years Ended October 31:

                                              1996                     1995
                                              ----                     ----
                                           (In thousands, except per share data)
     Revenues                               $368,572                 $334,904
     Net income                             $  4,691                 $  2,868
     Net income per share                   $    .49                 $    .33


         On August 18, 1997, the Company and Woodward-Clyde Group, Inc. ("W-C") executed an agreement to acquire W-C. The transaction closed on November 14, 1997. See Note 16, Subsequent Event.

NOTE 4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:
                                                               October 31,
                                                               -----------
                                                          1997             1996
                                                      --------         --------
                                                            (In thousands)
Equipment                                             $ 29,871         $ 26,924
Furniture and fixtures                                   5,335            5,972
Leasehold improvements                                   2,249            2,767
                                                      --------         --------
                                                        37,455           35,663
Less: accumulated depreciation
   and amortization                                    (19,607)         (19,848)
                                                      --------         --------
Net property and equipment                            $ 17,848         $ 15,815
                                                      ========         ========

NOTE 5.   GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 1997 and 1996 was $9.7 million and $7.7 million, respectively. Goodwill is amortized on the straight-line method over 30 years.

NOTE 6.   INCOME TAXES

     The components of income tax expense applicable to the operations each year are as follows:
                                                Years Ended October 31,
                                        ----------------------------------------
                                           1997            1996            1995
                                        -------         -------         -------
                                                     (In thousands)
Current:
 Federal                                $ 7,580         $ 5,020         $ 1,330
 State and local                          1,860           1,560             590
                                        -------         -------         -------
   Subtotal                               9,440           6,580           1,920
                                        -------         -------         -------

Deferred:
 Federal                                 (1,450)         (1,320)           (390)
 State and local                           (290)           (560)           (230)
                                        -------         -------         -------
   Subtotal                              (1,740)         (1,880)           (620)
                                        -------         -------         -------
Total tax provision                     $ 7,700         $ 4,700         $ 1,300
                                        =======         =======         =======

         As of October 31, 1997, the Company has available net operating loss ("NOL") carryforwards for Federal income tax and financial statement purposes of $5.3 million. The NOL utilization is limited to $750,000 per year pursuant to section 382 of the Internal Revenue Code, related to its October 1989 quasi-reorganization.

         While the Company had available NOL carryforwards which partially offset otherwise taxable income for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax.

         The significant components of the Company's deferred tax assets and liabilities as of October 31 are as follows:

         Deferred tax assets/(liabilities) - due to:
                                                               1997        1996
                                                           --------    --------
                                                               (In thousands)
    Allowance for doubtful accounts                        $    400    $  1,520
    Other accruals and reserves                               6,620       6,630
    Net operating loss                                        1,840       2,050
                                                           --------    --------
            Total                                             8,860      10,200

    Valuation allowance                                      (2,460)     (3,120)
                                                           --------    --------
    Deferred tax asset                                        6,400       7,080
                                                           --------    --------

    Other deferred gain and unamortized bond premium         (1,450)     (2,160)
    Depreciation and amortization                            (1,110)       (750)
                                                           --------    --------

    Deferred tax liability                                   (2,560)     (2,910)
                                                           --------    --------

    Net deferred tax asset                                 $  3,840    $  4,170
                                                           ========    ========

         The net  change in the total  valuation  allowance  for the year  ended
October 31, 1997 was a decrease of $660,000 due to the utilization of net operating losses and other changes in deferred tax assets.

         The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                      Years Ended October 31,
                                                  -----------------------------
                                                     1997       1996       1995
                                                  -------    -------    -------
                                                         (In thousands)
Federal income tax expense based upon
  federal statutory tax rate of 35%               $ 6,720    $ 4,100    $ 2,160
Nondeductible goodwill amortization                   620        400        160
Nondeductible expenses                                480        240        210
NOL carryforwards utilized                           (260)      (250)    (1,140)
AMT credit utilized                                  --         --         (330)
State taxes, net of Federal benefit                 1,120        660        240
Adjustment due to change in Federal and state        (610)      --         --
   rates
Utilization of deferred tax allowance and other      (370)      (450)      --
   adjustments                                    -------    -------    -------

 Total taxes provided                             $ 7,700    $ 4,700    $ 1,300
                                                  =======    =======    =======

NOTE 7.   RELATED PARTY TRANSACTIONS

     Interest paid to related parties in connection with the January Notes was $131,068, $260,712 and $194,000 in fiscal 1997, 1996 and 1995, respectively. See
Note 8, Long-Term Debt.

     The Company has agreements for business consulting services to be provided by Richard C. Blum & Associates, Inc. ("RCBA") and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $90,000 and $60,000 to RCBA and Richard C. Blum, respectively, during each of fiscal 1997, 1996 and 1995. Richard C. Blum also received an additional cash amount of $15,000, $23,000 and $25,000 for his services as a Director of the Company in fiscal 1997, 1996 and 1995, respectively.

NOTE 8.   LONG-TERM DEBT

 Long-term debt consists of the following:
                                                                   October 31,
                                                               -----------------
                                                                  1997      1996
                                                               -------   -------
                                                                 (In thousands)
Third party:
  Bank term loan, payable in quarterly installments            $35,655   $49,207

  6 1/2% Convertible Subordinated Debentures due
    2012 (net of bond issue costs of $36 and $39)                2,108     2,106

   85/8% Senior Subordinated Debentures due 2004 (net of
     discount and bond issue costs of $3,437 and $3,657)
     (effective interest rate on date of restructuring
     was 25%)                                                    3,018     2,798
   Obligations under capital leases                              7,268     4,173
                                                               -------   -------
                                                                48,049    58,284
   Less: Current maturities of long-term debt                    4,775     4,675
            Current maturities of capital leases                 1,826     1,219
                                                               -------   -------
                                                               $41,448   $52,390
                                                               =======   =======

Related parties:
   January Notes (net of discount of $-0- and $1,021)          $  --     $ 2,979
                                                               =======   =======



         At October 31, 1997, the Company's senior secured revolving credit facility with Wells Fargo Bank, N.A. (the "Bank") provides for advances up to $20.0 million and expires March 29, 1999. Borrowings on the revolving credit facility bear interest at the option of the Company based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At October 31, 1997, the interest rate was based on the London Interbank Offered Rate ("LIBOR") of 5.66%, plus spreads of 1.38% to 3.0%. At October 31, 1997, the Company had outstanding letters of credit totaling $1.0 million which reduced the amount available to the Company under its revolving credit facility to $19.0 million.

         Also at October 31, 1997, the Company had outstanding with the Bank $35.7 million of senior secured term loans payable over seven years beginning October 1996. The loans bear interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At October 31, 1997, the interest rate was based on the LIBOR of 5.66%, plus spreads of 1.38% to 3.0%.

         On August 18, 1997, the Company and W-C executed an agreement to acquire W-C. The transaction closed on November 14, 1997 and involved the revision of the Company credit facility with the Bank and an increase in term debt. See Note 16, Subsequent Event.

Related Parties

         On February 12, 1997, the Bank exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares to the Bank and an additional paid-in capital of approximately $1.9 million.

         On February 14, 1997, various partnerships managed by RCBA exercised 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination $2.0 million of cash and the cancellation of the $3.0 million amount of debt drawn under the Company's line of credit with certain RCBA entities. The exercise resulted in the issuance of an additional 1,383,586 shares to the RCBA entities. These equity transactions are reflected in the Company's financial statements.

Debentures

         The Company's 6 1/2% Convertible Subordinated Debentures due 2012 are convertible into the Company's common shares at the rate of $206.30 per share. Sinking fund payments are calculated to retire 70% of the debentures prior to maturity beginning in February 1998. Interest is payable semi-annually in February and August. Interest is payable semi-annually in January and July on the Company's 8 5/8% Senior Subordinated Debentures due 2004 ("8 5/8% Debentures"). Both the 6 1/2% Convertible Subordinated Debentures and the 8 5/8% Debentures are subordinate to all debt to the Bank.

Maturities

         The amounts of long-term debt outstanding at October 31, 1997 maturing in the next five years are as follows:
                                     (In thousands)

            1998                        $ 4,775
            1999                          5,175
            2000                          5,575
            2001                          6,175
            2002                          7,175
            Thereafter                   11,906

Amounts payable under capitalized lease agreements are excluded from the above table.

NOTE 9.         OBLIGATIONS UNDER LEASES

         Total rental expense included in operations for operating leases for the fiscal years ended October 31, 1997, 1996 and 1995 amounted to $14.9 million, $10.9 million and $5.7 million, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2005.

         Obligations under non-cancelable lease agreements are as follows:

                                                Capital             Operating
                                                Leases               Leases
                                                -------             ---------
                                                       (In thousands)
     1998                                       $ 2,130             $12,800
     1999                                         1,761              10,404
     2000                                         1,494               8,314
     2001                                         1,274               6,889
     2002                                           609               4,577
     Thereafter                                     --               10,968
                                                -------             -------

     Total minimum lease payments               $ 7,268             $53,952
                                                                    =======

     Less amounts representing
      interest                                    1,428
                                                -------
     Present value of net minimum
      lease payments                            $ 5,840
                                                =======

NOTE 10.   COMMITMENTS AND CONTINGENCIES

         Currently, the Company has $51.0 million per occurrence and $52.0 million aggregate commercial general liability insurance coverage. The Company is also insured for professional errors and omissions ("E&O") and contractor pollution liability ("CPL") claims with an aggregate limit of $30.0 million after a self-insured retention of $.5 million. The E&O and CPL coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain this policy, it will have no coverage under the policy for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain this type of coverage, but there can be no assurance that the Company can maintain its existing coverage, that claims will not exceed the amount of insurance coverage or that there will not be claims relating to prior periods that were subject only to "claims made" coverage.

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

NOTE 11.   STOCKHOLDERS' EQUITY

         Declaration of dividends, except Common Stock dividends, is restricted by the senior secured credit facility with the Bank and the Indenture governing the 8 5/8% Debentures. Further, declaration of dividends may be precluded by existing Delaware law.

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

         On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan (the "1991 Plan"). The 1991 Plan provides for the grant not to exceed 2,250,000 Restricted Shares, Stock Units and Options. As of October 1997, the Company had issued 21,200 shares of Restricted Stock under the 1991 Plan.

         Under the Employee Stock Purchase Plan (the "ESP Plan") implemented in September 1985, employees may purchase shares of Common Stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of Common Stock shall be the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 140,469 shares under the ESP Plan in fiscal 1997 and 69,692 shares in fiscal 1996.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its 1991 Plan. Accordingly, no compensation cost has been recognized for its 1991 Plan. Had compensation cost for the Company's 1991 Plan been determined consistent with SFAS Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                       1997        1996        1995
                                     --------     -------     -------
                                   (In thousands, except per share data)
Net income             As Reported   $ 11,505     $ 7,355     $ 5,056
                       Pro forma     $ 11,237     $ 7,223     $ 4,994

Primary earnings       As Reported   $   1.06     $   .82     $   .68
 per share             Pro forma     $   1.04     $   .81     $   .67

Fully diluted          As Reported   $   1.06     $   .80     $   .67
 earnings per share    Pro forma     $   1.04     $   .78     $   .66

         A summary of the status of the stock options granted under the Company's 1991 Plan for the years ended October 31, 1997, 1996 and 1995, is presented below:

                                             1997                              1996                          1995
                                      -------------------------    ----------------------------     -------------------------
                                                    Weighted-                      Weighted-                        Weighted-
                                                     Average                        Average                          Average
                                                     Exercise                      Exercise                          Exercise
                                      Shares          Price         Shares           Price           Shares           Price
                                      ------          -----         ------           -----           ------           -----
Outstanding at beginning of
   year                                1,382,434     $  6.64       1,160,900         $6.61          1,130,100         $6.79
Granted                                  280,000      $10.63         242,900         $6.76            210,700         $5.74
Exercised                               (138,287)    $  7.52          (2,000)        $5.63           (137,600)        $3.64
Forfeited                                (15,867)    $  7.68         (19,366)        $6.89            (42,300)        $6.56
                                     -----------                   ---------                       ----------
Outstanding at end of year             1,508,280     $  7.70       1,382,434         $6.64          1,160,900         $6.61
                                     ===========                   =========                       ==========

Options exercisable at year-           1,064,683     $  6.50       1,029,733         $6.66            775,500         $6.81
   end

Weighted-average fair value
   of options granted during
   the year                                $3.30                         $2.02                             $1.83

         The  following  table  summarizes   information   about  stock  options
outstanding at October 31, 1997:


                                        Weighted-Average
     Range of            Number            Remaining            Weighted-Average         Number           Weighted-Average
  Exercise Prices      outstanding      Contractual Life         Exercise Price        Exercisable          Exercise Price
  ---------------      -----------      ----------------         --------------        ------------         --------------
      $3 -$8            1,105,280         6.4   years              $  6.03                936,683                $5.91

    $8.01 - $14           403,000         8.5   years              $ 10.19                128,000                $9.04
                        ---------                                                       ---------
                        1,508,280                                                       1,064,683
                        =========                                                       =========

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 1997           1996           1995
                                 ----           ----           ----
Risk-free interest rates     5.81%-6.35%     5.46%-6.53%    6.09%-7.79%
Expected life                  4 Years        4 Years         4 Years
Volatility                     24.73%         24.73%          24.73%
Expected dividends              None           None            None

NOTE 12.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
                                                 Years Ended October 31,
                                          --------------------------------------
                                           1997            1996            1995
                                          ------          ------          ------
                                                     (In thousands)

Interest                                  $5,181          $4,142          $  891
Income taxes                              $8,780          $6,483          $1,358


   In connection with the exercise of certain warrants, outstanding debt owed to a related party aggregating approximately $3.0 million was canceled.

   Equipment purchased through capital lease obligations was $4.3 million, $1.5 million and $1.4 million for the years ended October 31, 1997, 1996 and 1995.

   On January 4, 1995, the Company purchased all of the capital stock of ECD for $3.6 million. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                           $ 4,952
Cash paid for the capital stock                                          (3,596)
                                                                        -------
Liabilities assumed                                                     $ 1,356
                                                                        =======

   On March 29,1996, the Company acquired all of the capital stock of Greiner for $78.8 million.

Purchase price of Greiner
  (net of prepaid loan fees of $1.6 million)                           $ 77,184
Fair value of assets acquired                                           (39,510)
                                                                       --------
Excess purchase price over net assets acquired                         $ 37,674
                                                                       ========


NOTE 13.   DEFINED CONTRIBUTION PLAN

   The Company has a defined contribution retirement plan under Internal Revenue Code Section 401(k). The plan covers all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. Contributions in the amount of $2.0 million, $1.6 million and $.8 million were made to the plan in fiscal 1997, 1996 and 1995, respectively.

NOTE 14.  VALUATION AND ALLOWANCE ACCOUNTS

                                                                                        Additions
                                                                                        Charged to       Deductions
                                                                      Beginning         Costs and            from             Ending
                                                                       Balance           Expenses          Reserves          Balance
                                                                       -------           --------          --------          -------
                                                                                      (In thousands)
October 31, 1997
 Allowances for losses and doubtful
  accounts                                                              $4,866            $  995            $2,535            $3,326
October 31, 1996
 Allowances for losses and doubtful
  accounts                                                              $1,270            $4,679            $1,083            $4,866
October 31, 1995
 Allowances for losses and doubtful
  accounts                                                              $1,141            $  442            $  313            $1,270


NOTE 15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

              Selected quarterly financial data for fiscal 1997 and 1996 is summarized as follows:

                                           Fiscal 1997 Quarters Ended
                                 -----------------------------------------------
                                 Jan. 31      Apr. 30      July 31      Oct. 31
                                 --------     --------     --------     --------
                                       (In thousands, except per share data)

Revenues                         $ 95,541     $ 99,759     $100,196     $110,955
Operating income                    5,081        5,458        6,280        7,188
Net income                       $  2,196     $  2,457     $  3,181     $  3,671
Income per share:
  Primary                        $    .22     $    .24     $    .28     $    .32
                                 ========     ========     --------     ========
  Fully diluted                  $    .22     $    .24     $    .28     $    .32
                                 ========     ========     ========     ========
Weighted average
  number of shares                 10,102       10,226       11,318       11,518
                                 ========     ========     ========     ========


                                            Fiscal 1996 Quarters Ended
                                 -----------------------------------------------
                                  Jan. 31      Apr. 30     July 31      Oct. 31
                                 --------     --------     --------     --------
                                      (In thousands, except per share data)

Revenues                         $ 48,503     $ 64,864     $ 89,734     $102,369
Operating income                    1,637        3,270        4,863        6,182
Net income                       $    812     $  1,522     $  2,072     $  2,949
Income per share:
  Primary                        $    .11     $    .18     $    .22     $    .31
                                 ========     ========     ========     ========
  Fully diluted                  $    .11     $    .18     $    .22     $    .29
                                 ========     ========     ========     ========
Weighted average
  number of shares                  8,713        9,188       10,096       10,093
                                 ========     ========     ========     ========

     Operating income represents continuing operations before interest income and interest expense.

NOTE 16.   SUBSEQUENT EVENT (UNAUDITED)

     During the year ended October 31, 1997 the Company and W-C executed an agreement to acquire W-C for an aggregate purchase price of $100 million. The acquisition was completed on November 14, 1997.

The purchase price consisted of:
                                                                  (In thousands)


Cash paid                                                          $   6,866
Term debt                                                             31,198
Common stock                                                          61,936
                                                                   ---------

                                                                   $ 100,000
                                                                   =========

The purchase price of W-C
  (net of prepaid loan fees of $4 million)                         $  96,000
Fair value of assets acquired                                        (43,949)
                                                                   ---------
Excess purchase price over net assets acquired
   (Goodwill)                                                      $  52,051
                                                                   =========

     The following unaudited pro forma summary presents the consolidated results of operations as if the W-C acquisition had occurred at the beginning of the periods presented and does not purport to indicate what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.


Fiscal Years Ended October 31:
                                                   1997               1996
                                                 --------           --------
                                           (In thousands, except per share data)
Revenues                                         $753,430           $625,698
Net income                                       $ 16,211           $  6,029
Net income per share                             $   1.09           $    .43


     To finance the cash portion of the transaction, prior to October 31, 1997, the Company negotiated with its lenders to obtain a $40,000,000 revolving credit facility with a term of five years and a $110,000,000 term loan maturing six years from the closing of the loan, which facilities are secured by guarantees from and pledges of the stock of the Company's major subsidiaries. The new revolving credit facility and term loan replaces the Company's current senior secured revolving credit facility and term loan.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.     EXECUTIVE OFFICERS AND DIRECTORS

     Incorporated by reference from the information under the captions "Election of Directors" and "Compliance with Section 16(a) of Securities Exchange Act" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 24, 1998 and from Item 4a -- "Executive Officers of the Registrant" in Part I.

ITEM 11.     EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 24, 1998.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 24, 1998.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated   by  reference   from  Item  8,   Financial   Statement   and
Supplementary   Data,   Note  8,  Long-Term  Debt  and  Note  7,  Related  Party
Transactions.


                                     PART IV

ITEM 14.     EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

     (a)(1)Item 8.  Consolidated Financial Statements and
                      Supplementary Data

        Report of Independent Accountants

        Consolidated Balance Sheets
          October 31, 1997 and October 31, 1996

        Consolidated Statements of Operations
          For the years ended October 31, 1997, 1996 and 1995

        Consolidated Statements of Changes in Stockholders' Equity For the years ended October 31, 1997, 1996 and 1995

        Consolidated  Statements  of Cash Flows For the years ended  October 31,
          1997, 1996 and 1995

        Notes to Consolidated Financial Statements

     (a)(2)  Financial Statement Schedules
        Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3)  Exhibits

 3.1 Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991 (the "1991 Form 10-K"), and incorporated herein by reference.

 3.2 Bylaws of the Company, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 Form 10-K"), and incorporated herein by reference.

4.1 Indenture, dated as of February 15, 1987, between the Company and First Interstate Bank of California, Trustees, relating to $57.5 million of the Company's 6 1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-2 (Commission File No. 33-11668) and incorporated herein by reference.

4.2 Amendment Number 1 to Indenture governing 6 1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between the Company and First Interstate Bank of California, Trustee, filed as
         Exhibit 4.9 to the Company's Registration Statement on Form S-1 (Commission File No. 33-56296) ("1990 Form S- 1") and incorporated herein by reference.

4.3 Indenture, dated as of March 16, 1989, between the Company and MTrust Corp., National Association, Trustee relating to the Company's 8 5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to the Company's Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189) and incorporated herein by reference.

4.4 Amendment Number 1 to Indenture governing 8 5/8% Senior Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1 and incorporated herein by reference.

4.5 Amendment Number 2 to Indenture governing 8 5/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between the Company and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1 and incorporated herein by reference.

10.1 1979 Stock Option Plan of the Company, filed as Exhibit 10.01 to the Company's Registration Statement on Form S-14 (Commission File No. 2-73909) and incorporated herein by reference.

10.2 1987 Restricted Stock Plan of the Company, filed as Appendix I to the Company's definitive proxy statement filed with the Commission on March 2, 1987 and incorporated herein by reference.

10.3 1985 Employee Stock Purchase Plan of the Company, adopted effective July 1, 1997, filed as Exhibit 10.3 to the 1996 Form 10-K and incorporated herein by reference.

10.4 1991 Stock Incentive Plan of the Company, amended and restated effective December 17, 1996, filed as Exhibit 10.4 to the 1996 Form 10-K and incorporated herein by reference.

10.5 Non-Executive Directors Stock Grant Plan of the Company, adopted December 17, 1996, filed as Exhibit 10.5 to the 1996 Form 10-K and incorporated herein by reference.

10.6     Selected Executive Deferred Compensation Plan of the Company,  filed as
         Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

10.7     1997 Incentive Compensation Plan of the Company. FILED HEREWITH.

10.8     1997 Incentive Compensation Plan of URS Greiner. FILED HEREWITH.

10.9 Stock Appreciation Rights Agreement, dated July 18, 1989, between the Company and Irwin L. Rosenstein, filed as Exhibit 10.13 to the 1990 Form S-1 and incorporated herein by reference.

10.10 Stock Appreciation Rights Agreement, dated October 9, 1989, between the Company and Martin M. Koffel, filed as Exhibit 10.15 to the 1990 Form S-1 and incorporated herein by reference.

10.11 Employment Agreement, dated August 1, 1991, between URS Consultants, Inc. and Irwin L. Rosenstein, filed as Exhibit 10.12 to the 1991 Form 10-K and incorporated herein by reference.

10.11(a) Amendment to Employment Agreement,  dated October 11, 1994, between URS
         Consultants, Inc., and Irwin L. Rosenstein, filed as Exhibit 10.12(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

10.12 Employment Agreement, dated December 16, 1991, between the Company and Martin Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

10.13    Employment  Agreement,  dated May 7, 1991, between the Company and Kent
         P. Ainsworth, filed as Exhibit 10.16 to the 1991 Form 10-K and incorporated herein by reference.

10.14 Letter Agreement, dated February 14, 1990, between the Company and Richard C. Blum, filed as Exhibit 10.31 to the 1990 Form S-1 and incorporated herein by reference.

10.15 Letter Agreement, dated February 14, 1990, between the Company and Richard C. Blum & Associates, Inc., filed as Exhibit 10.32 to the 1990 Form S-1 and incorporated herein by reference.

10.16 Registration Rights Agreement, dated February 21, 1990, among the Company, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to the 1990 Form S-1 and incorporated herein by reference.

10.17 Post-Affiliation Agreement, dated July 19, 1989, between the Company and URS International, Inc., filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference.

10.18 Form of Indemnification Agreement filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference; dated as of May 1, 1992 between the Company and each of Messrs. Ainsworth, Blum, Koffel, Madden, Praeger, Rosenstein and Walsh; dated as of March 22, 1994 between the Company and each of Admiral Foley and Mr. Der Marderosian; dated as of March 29, 1996 between the Company and Mr. Costello; dated as of November 6, 1996 between the Company and Mr. Glynn; dated as of January 27, 1997 between the Company and Mr. Johnston; and dated as of November 17, 1997 between the Company and each of Messrs. Waller, Perez and Wilson.

10.19 Severance Agreement, dated as of November 22, 1993, between the Company and Joseph Masters, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference.

10.20 Employment Agreement, dated March 29, 1996, between Greiner, Inc. and Robert L. Costello, filed as Exhibit 10.1 to the 1996 second quarter Form 10-Q and incorporated herein by reference.

10.21 Form of Change-In-Control Agreement dated as of April 17, 1997 between Woodward-Clyde Group, Inc. and each of Frank S. Waller and Robert K. Wilson.

10.22 Agreement and Plan of Merger, dated as of January 10, 1996, between URS Corporation, URS Acquisition Corporation and Greiner Engineering, Inc., filed as Exhibit 2(a) to the Form 8-K filed on January 12, 1996, and incorporated herein by reference.

10.23 Agreement and Plan of Merger dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 21, 1997 and incorporated herein by reference.

10.24 Credit Agreement, dated as of November 14, 1997, between URS Corporation, the Financial Institutions listed therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on November 26, 1997, and incorporated herein by reference.

21.1     Subsidiaries of the Company. FILED HEREWITH.

23.1     Consent of Coopers & Lybrand L.L.P. FILED HEREWITH.

24.1     Powers of Attorney  of the  Company's  directors  and  officers.  FILED
         HEREWITH.

27       Financial Data Schedule. FILED HEREWITH.

(b)(1)   Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K on August 21, 1997 disclosing under Item 5 thereof that on August 18, 1997, the Company executed an Agreement and Plan of Merger, by and among the Company, Woodward-Clyde Group, Inc. ("Woodward-Clyde"), and W-C Acquisition Corporation ("Acquisition Corp."), pursuant to which Woodward-Clyde would be merged with and into Acquisition Corp., with Acquisition Corp. as the surviving corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            URS Corporation
                                            (Registrant)

                                            By /s/ Kent P. Ainsworth
                                               ----------------------------
                                               Kent P. Ainsworth
                                               Executive Vice President and
                                               Chief Financial Officer
                                               Dated:  January 19, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                                        Title                             Date
---------                                        -----                             ----
/s/Martin M. Koffel                              Chairman of the Board             January 19, 1998
---------------------------------------          of Directors and Chief
(Martin M. Koffel)                               Executive Officer


/s/Kent P. Ainsworth                             Executive Vice President,         January 19, 1998
---------------------------------------          Chief Financial Officer
(Kent P. Ainsworth)                              Principal Accounting
                                                 Officer and Secretary


IRWIN L. ROSENSTEIN*                             Director                          January 19, 1998
---------------------------------------
(Irwin L. Rosenstein)


RICHARD C. BLUM*                                 Director                          January 19, 1998
---------------------------------------
(Richard C. Blum)


SENATOR J. BENNETT JOHNSTON*                     Director                          January 19, 1998
---------------------------------------
(Senator J. Bennett Johnston)





RICHARD Q. PRAEGER*                              Director                          January 19, 1998
---------------------------------------
(Richard Q. Praeger)


WILLIAM D. WALSH *                               Director                          January 19, 1998
---------------------------------------
(William D. Walsh)


RICHARD B. MADDEN*                               Director                          January 19, 1998
---------------------------------------
(Richard B. Madden)


ARMEN DER MARDEROSIAN*                           Director                          January 19, 1998
---------------------------------------
(Armen Der Marderosian)


ADM. S. ROBERT FOLEY, JR., USN (RET.)*           Director                          January 19, 1998
---------------------------------------
(Adm. S. Robert Foley, Jr., USN (Ret.))


ROBERT D. GLYNN, JR.*                            Director                          January 19, 1998
---------------------------------------
(Robert D. Glynn Jr.)


ROBERT L. COSTELLO*                              Director                          January 19, 1998
---------------------------------------
(Robert Costello)


JEAN-YVES PEREZ*                                 Director                          January 19, 1998
---------------------------------------
(Jean-Yves Perez)


FRANK S. WALLER*                                 Director                          January 19, 1998
---------------------------------------
(Frank S. Waller)


*By

/s/ Kent P. Ainsworth
---------------------------------------
(Kent P. Ainsworth, Attorney-in-fact)