Form 10-Q
period 1998-01-31
URS CORP /NEW/
filed 1998-03-17
CIK 102379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1998

                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

                          Commission file number 1-7567


                                 URS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    94-1381538
 ----------------------------                         ----------------
 (State or other jurisdiction                         (I.R.S. Employer
     of incorporation)                               Identification No.)


 100 California Street, Suite 500
 San Francisco, California                               94111-4529
 -------------------------                               ----------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  415-774-2700

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at February 27, 1998
----------------------------                 --------------------------------
Common stock, $.01 par value                          14,877,774

                                  Page 1 of 12
                            Exhibit Index on Page 10

                        URS CORPORATION AND SUBSIDIARIES

         This Form 10-Q for the first quarter ended January 31, 1998 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Form 10-Q for the first quarter ended January 31, 1998 and those incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and Form S-4 Registration Statement, as amended (File No. 33- 37531), filed with the Securities and Exchange Commission.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The results of operations for the quarterly period ended January 31, 1998 are not necessarily indicative of the operating results for the full year.

       Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets

                   January 31, 1998 and October 31, 1997.....................3

                  Consolidated Statements of Operations

                   Three months ended January 31, 1998 and 1997..............4

                  Consolidated Statements of Cash Flows

                   Three months ended January 31, 1998 and 1997..............5

       Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations...............................................6

PART II.          OTHER INFORMATION:

       Item 6.    Exhibits and Reports on Form 8-K...........................9

                                     PART I
                              FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                                                 January 31,  October 31,
                        ASSETS                                     1998          1997
                                                                 ---------    ---------
                                                                        (unaudited)
Current assets:
 Cash                                                            $  20,389    $  22,134
 Accounts receivable, less allowance for
    doubtful accounts of $2,986 and $1,488                         162,515       80,251
 Costs and accrued earnings in excess of
    billings on contracts in process, less
    allowances for losses of $8,347 and $1,838                      58,101       37,741
 Deferred income taxes                                               1,314        3,843
 Prepaid expenses and other                                          3,857        2,885
                                                                 ---------    ---------
  Total current assets                                             246,176      146,854

Property and equipment at cost, net                                 30,508       17,848
Goodwill, net                                                      118,570       42,485
Deferred income taxes                                                4,076         --
Other assets                                                         7,092        2,904
                                                                 ---------    ---------
                                                                 $ 406,422    $ 210,091
                                                                 =========    =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt, current portion                                 $  18,565    $   4,775
 Accounts payable                                                   37,748       20,198
 Accrued salaries and wages                                         20,001       17,769
 Accrued expenses and other                                         21,189       17,863
 Billings in excess of costs and accrued earnings on
   contracts in process                                             34,922       23,013
                                                                 ---------    ---------
                                                                   132,425       83,618
  Total current liabilities

Long-term debt                                                     107,679       41,448
Deferred compensation and other                                     22,933        7,874
                                                                 ---------    ---------
  Total liabilities                                                263,037      132,940
                                                                 ---------    ---------
Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
    issued 14,877 and 10,741 shares                                    149          107
 Treasury stock                                                       (287)        (287)
 Additional paid-in capital                                        113,107       51,085
 Retained earnings since February 21, 1990, date of
  quasi-reorganization                                              30,416       26,246
                                                                 ---------    ---------
 Total stockholders' equity                                        143,385       77,151
                                                                 ---------    ---------
                                                                 $ 406,422    $ 210,091
                                                                 =========    =========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                                         Three months ended
                                                             January 31,
                                                     ---------------------------
                                                       1998               1997
                                                     --------           --------
                                                             (unaudited)
Revenues                                             $186,156           $ 95,541
                                                     --------           --------
Expenses:
 Direct operating                                     115,231             57,003
 Indirect, general and
  administrative                                       61,347             33,457
 Interest expense, net                                  2,009              1,435
                                                     --------           --------
                                                      178,587             91,895
                                                     --------           --------

 Income before taxes                                    7,569              3,646
 Income tax expense                                     3,400              1,450
                                                     --------           --------
 Net income                                          $  4,169           $  2,196
                                                     ========           ========
 Net income per share:
  Basic                                              $    .28           $    .25
                                                     ========           ========
  Diluted                                            $    .27           $    .22
                                                     ========           ========

                                        4

                        URS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                                           Three Months Ended
                                                              January 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                              $   4,169    $   2,196
                                                         ---------    ---------
 Adjustment  to  reconcile  net income to net
  cash (used)  provided by operating activities:
 Depreciation and amortization                               3,603        1,972
 Allowance for doubtful accounts and losses                    418       (2,933)
 Deferred taxes                                               (579)       2,452
 Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings
    in excess of billings on contracts in process            8,814       (4,335)
   Prepaid expenses and other assets                           608       (1,076)
   Accounts payable, accrued salaries and wages
    and accrued expenses                                   (23,437)      (9,428)
   Billings in excess of costs and accrued earnings
    on contracts in process                                   (510)        (630)
   Other, net                                                 (221)         537
                                                         ---------    ---------
 Total adjustments                                         (11,304)     (13,441)
                                                         ---------    ---------
 Net cash (used) by operating activities                    (7,135)     (11,245)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisition, net of cash acquired                (36,937)        --
 Capital expenditures                                       (1,599)        (394)
                                                         ---------    ---------
 Net cash (used) by investing activities                   (38,536)        (344)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of debt                            110,000         --
 Principal payments on long-term debt                      (66,197)      (1,544)
 Proceeds from exercise of stock options                       123           47
 Other, net                                                   --            (65)
                                                         ---------    ---------
 Net cash provided (used) by financing activities           43,926       (1,562)
                                                         ---------    ---------
 Net decrease in cash                                       (1,745)     (13,201)
 Cash at beginning of period                                22,134       22,370
                                                         ---------    ---------
 Cash at end of period                                   $  20,389    $   9,169
                                                         =========    =========
SUPPLEMENTAL INFORMATION:
 Interest paid                                           $   2,069    $   1,656
                                                         =========    =========
 Taxes paid                                              $     502    $      71
                                                         =========    =========
 Equipment purchased through capital lease obligations   $     470    $   1,867
                                                         =========    =========
 Noncash purchase allocation adjustment                  $  10,800    $   2,000
                                                         =========    =========
 Issuance of common stock in business acquisition        $  61,936    $    --
                                                         =========    =========

                        URS CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis (MD&A) should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1997 which was previously filed with the Securities and Exchange Commission.

Reclassifications

      Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation with no effect on net income as previously reported.

Income Per Common Share

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective January 31, 1998. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. All prior period income per common share amounts have been restated to comply with SFAS 128.

      In  accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):

                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                         1998        1997
                                                       -------      -------

Numerator - Basic
  Net Income                                           $ 4,169      $ 2,196
                                                       =======      =======
Denominator - Basic
  Weighted average common stock outstanding             14,834        8,643
                                                       -------      -------
Basic income per share                                 $   .28      $   .25
                                                       =======      =======
Numerator - Diluted
  Net Income                                           $ 4,169      $ 2,196
                                                       =======      =======
Denominator - Diluted
  Weighted average common stock outstanding             14,834        8,643
                                                       -------      -------
  Effect of dilutive securities:
       Stock options                                       798          429
       Warrants                                           --            936
                                                       -------      -------
                                                        15,632       10,008
                                                       =======      =======
Diluted income per share                               $   .27      $   .22
                                                       =======      =======

      Stock options to purchase 398,000 shares of common stock at prices ranging from $9.13 to $31.25 per share were outstanding at January 31, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

      Stock options to purchase 210,000 shares of common stock at prices ranging from $15.06 to $31.25 per share were outstanding at January 31, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

Acquisition

      On November 14, 1997, the Company acquired Woodward-Clyde Group, Inc., a Denver, Colorado, engineering services firm (W-C), for approximately $110,000,000.

      The purchase was partially financed by a $110,000,000 term loan payable over six years beginning April 1998. The loan bears interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At January 31, 1998, the interest rate on this loan was based on the London Interbank Offered Rate (LIBOR) of 5.594%, plus a spread of 1.56%.

      The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The excess purchase price over net assets acquired resulting from the acquisition will be amortized on a straight-line basis over thirty years. The operating results of W-C are included in the Company's results of operations from November 1, 1997.

The purchase price consisted of:                    (in thousands)
               Cash paid                               $ 16,866
               Term debt                                 31,198
               Common Stock                              61,936
                                                       --------
                                                       $110,000
                                                       ========
Purchase price
  (net of prepaid loan fees of $4.0 million)           $106,000

Fair value of assets acquired                           (42,194)
                                                       --------
Excess purchase price over net assets acquired         $ 63,806
                                                       ========

      The following unaudited pro forma summary presents the consolidated results of operations as if the W-C acquisition had occurred at the beginning of the periods presented and does not purport to indicate what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

      Three Months Ended January 31, 1997 (in thousands, except per share amounts):
                                                          1997
                                                        --------
               Revenues                                 $166,451
                                                        ========
               Net income                               $  2,320
                                                        ========
               Net income per share                     $    .23
                                                        ========

Results of Operations

First quarter ended January 31, 1998 vs. January 31, 1997.

      The Company's revenues were $186,156,000 for the first quarter ended January 31, 1998, an increase of $90,615,000 or 95% over the amount reported for the same period last year. The growth in revenue is primarily attributable to the acquisition of W-C, the results of which are included commencing November 1, 1997, and to a minor extent due to an increase in demand for the Company's on-going services on both infrastructure and environmental projects.

      Direct operating expenses for the quarter ended January 31, 1998, which consist of direct labor and other direct expenses, including subcontractor costs, increased $58,228,000, an 102% increase over the amount reported for the same period last year. This increase is primarily due to the addition of the direct operating expenses of W-C.

      Indirect, general and administrative expenses for the quarter ended January 31, 1998 increased $27,890,000, or 83% over the amount reported for the same period last year as a result of the W-C acquisition as well as an increase in business activity.

      The Company earned $7,569,000 before income taxes for the first quarter ended January 31, 1998 compared to $3,646,000 for the same period last year. The Company's effective income tax rate for the quarter ended January 31, 1998 was approximately 45% compared to 40% in 1997. This increase is due to operating in countries outside the United States with higher tax rates.

      The Company reported net income of $4,169,000, or $.27 per share for the first quarter ended January 31, 1998, compared with $2,196,000, or $.22 per share for the same period last year.

      The Company's backlog at January 31, 1998 was $669,132,000, as compared to $470,400,000 at October 31, 1997. This increase is due to the W-C acquisition.

Liquidity and Capital Resources

      At January 31, 1998, the Company had working capital of $113,751,000, an increase of $50,515,000 from October 31, 1997, due primarily to the W-C acquisition.

      The Company's current revolving line of credit is $40,000,000, of which, after issuance of letters of credit aggregating $2,000,000, $38,000,000 was available at January 31, 1998.

      The Company's credit agreement requires compliance with certain financial and other covenants. The Company was in compliance with such covenants at January 31, 1998.

      The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations and capital expenditure needs for the foreseeable future.

                                     PART II

                                OTHER INFORMATION



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special meeting of the stockholders of the Company held on November 13, 1997, the Company's stockholders approved the Agreement and Plan of Merger dated August 18, 1997 (the "Merger Agreement"), by and among the Company, W-C and W-C Acquisition Corporation, a Delaware corporation ("Acquisition Corp."), whereby W-C was merged with and into Acquisition Corp., with Acquisition Corp. as the surviving corporation (the "Merger"). As a result of the Merger, W-C became a wholly-owned subsidiary of the Company. The execution of the Merger Agreement was previously reported in a Current Report on Form 8-K filed by the Company on August 21, 1997. Stockholders holding 9,067,083 shares voted in favor of, stockholders holding 59,777 shares voted against, and stockholders holding 14,292 shares abstained from voting on, this proposal. 1,605,092 shares were not voted due to broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


                    10.1 Non-Executive Directors Stock Grant Plan, as amended December 18, 1997. FILED HEREWITH.

                    10.2 Employment Agreement dated February 3, 1998 between Woodward-Clyde Group, Inc and Frank
                                    S. Waller. FILED HEREWITH.

                    27 Financial Data Schedule (electronic version only).

         (b) The Company filed a report on Form 8-K on November 26,1997 (the "Form 8-K"), reporting under Item 2 the acquisition of W-C and the financing thereof, and incorporating into Item 7 the following audited consolidated financial statements of W-C and its subsidiaries and the accompanying notes by reference from the Joint Proxy Statement/Prospectus (the "Proxy Statement") filed as
              Part I of the Company's Registration Statement on Form S-4 (Registration Statement 333-37531) filed on October 9, 1997, as amended by that Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed on October 10, 1997 (the "Form S-4"):

         (1)  Report of Independent Auditors.

         (2) Audited Consolidated Statements of Financial Position as of December 31, 1996 and 1995.

         (3) Audited Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

         (4) Audited Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

         (5) Audited Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         (6)  Notes to Consolidated Financial Statements.

The Form 8-K also included in Item 7 the following interim period financial information and the accompanying explanatory information and notes:

         (1) Unaudited Consolidated Statements of Financial Position as of September 30, 1997.

         (2) Unaudited Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996.

         (3) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.

         (4)  Notes to Consolidated Unaudited Financial Statements.

The Form 8-K also  incorporated  into Item 7 from the Proxy  Statement  filed as
Part I of the Form S-4 the following pro forma financial information and the accompanying explanatory information:

         (1) Unaudited Pro Forma Combined Condensed Balance Sheet as of July 31, 1997.

         (2) Unaudited Pro Forma Combined Condensed Statement of Operations for the year ended October 31, 1996.

         (3) Unaudited Pro Forma Combined Condensed Statement of Operations for the nine months ended July 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated March 17, 1998

URS CORPORATION


/s/ Kent P. Ainsworth
-----------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)