Form 10-Q
period 1998-04-30
URS CORP /NEW/
filed 1998-06-12
CIK 102379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1998

                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

                          Commission file number 1-7567


                                 URS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         94-1381538
  ----------------------------                          ----------------
  (State or other jurisdiction                          (I.R.S. Employer
      of incorporation)                                Identification No.)


  100 California Street, Suite 500
  San Francisco, California                                 94111-4529
  -------------------------                                 ----------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  415-774-2700

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --
              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at June 5, 1998
-----------------------------------           ---------------------------
   Common stock, $.01 par value                      14,995,866

                        URS CORPORATION AND SUBSIDIARIES

         This Form 10-Q for the second quarter ended April 30, 1998 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Form 10-Q and those incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and Form S-4/A Registration Statement (File No. 333-37531), filed with the Securities and Exchange Commission on October 10, 1997.

PART I.  FINANCIAL INFORMATION:

         In the opinion of management,  the information  furnished  reflects all
adjustments,   consisting  only  of  normal  recurring  adjustments,  which  are necessary for a fair statement of the interim financial information.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The results of operations for the three and six month periods ended April 30, 1998 are not necessarily indicative of the operating results for the full year.

       Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets

                   April 30, 1998 and October 31, 1997.......................3

                  Consolidated Statements of Operations

                   Three and six months ended April 30,
                    1998 and 1997............................................4

                  Consolidated Statements of Cash Flows

                   Six months ended April 30, 1998 and 1997..................5

       Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations...............................................6

PART II.          OTHER INFORMATION:

       Item 4.    Submission of Matters to a
                   Vote of Security Holders..................................9

       Item 6.    Exhibits and Reports on Form 8-K...........................10

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                                                  April 30,    October 31,
                        ASSETS                                      1998         1997
                                                                  ---------    ---------
                                                                 (unaudited)

Current assets:
 Cash                                                             $  33,875    $  22,134
 Accounts receivable, less allowance for doubtful accounts
    of $2,899 and $1,488                                            159,409       80,251
 Costs and accrued earnings in excess of
    billings on contracts in process, less
    allowances for losses of $8,523 and $1,838                       58,087       37,741
 Deferred income taxes                                                  954        3,843
 Prepaid expenses and other assets                                    3,422        2,885
                                                                  ---------    ---------
  Total current assets                                              255,747      146,854

Property and equipment at cost, net                                  30,486       17,848
Goodwill, net                                                       119,209       42,485
Deferred income taxes                                                 4,034         --
Other assets                                                          8,239        2,904
                                                                  ---------    ---------
                                                                  $ 417,715    $ 210,091
                                                                  =========    =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Long-term debt, current portion                                  $  20,069    $   4,775
 Accounts payable                                                    30,955       20,198
 Accrued salaries and wages                                          23,732       17,769
 Accrued expenses and other                                          28,263       17,863
 Billings in excess of costs and accrued earnings on
    contracts in process                                             36,119       23,013
                                                                  ---------    ---------
  Total current liabilities                                         139,138       83,618

Long-term debt                                                      103,589       41,448
Deferred compensation and other                                      25,772        7,874
                                                                  ---------    ---------
  Total liabilities                                                 268,499      132,940
                                                                  ---------    ---------
Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
    issued 14,964 and 10,741 shares                                     149          107
 Treasury stock                                                        (287)        (287)
 Additional paid-in capital                                         113,996       51,085
 Retained earnings since February 21, 1990, date of
    quasi-reorganization                                             35,358       26,246
                                                                  ---------    ---------
  Total stockholders' equity                                        149,216       77,151
                                                                  ---------    ---------
                                                                  $ 417,715    $ 210,091
                                                                  =========    =========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                      Three months ended      Six months ended
                                          April 30,               April 30,
                                    --------------------    --------------------
                                      1998        1997        1998        1997
                                    --------    --------    --------    --------
                                        (unaudited)             (unaudited)


Revenues                            $195,182    $ 99,759    $381,338    $195,301
                                    --------    --------    --------    --------
Expenses:
 Direct operating                    116,356      59,071     231,587     116,075
 Indirect, general and
  administrative                      67,410      35,230     128,757      68,687
 Interest expense, net                 2,273       1,381       4,282       2,816
                                    --------    --------    --------    --------
                                     186,039      95,682     364,626     187,578
                                    --------    --------    --------    --------
Income before taxes                    9,143       4,077      16,712       7,723
Income tax expense                     4,200       1,620       7,600       3,070
                                    --------    --------    --------    --------
Net income                          $  4,943    $  2,457    $  9,112    $  4,653
                                    ========    ========    ========    ========
Net income per share:

 Basic                              $    .33    $    .24    $    .61    $    .46
                                    ========    ========    ========    ========
 Diluted                            $    .31    $    .24    $    .58    $    .46
                                    ========    ========    ========    ========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                             Six Months Ended
                                                                April 30,
                                                           --------------------
                                                              1998       1997
                                                           ---------  ---------
                                                               (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                $   9,112  $   4,653
                                                           ---------  ---------
 Adjustment to reconcile net income to net cash provided
  (used) by operating activities:
 Depreciation and amortization                                 7,339      4,152
 Allowance for doubtful accounts and losses                      329     (1,350)
 Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings
    in excess of billings on contracts in process             11,845     (7,899)
   Prepaid expenses and other assets                            (104)    (1,087)
   Accounts payable, accrued salaries and wages
    and accrued expenses                                     (16,171)    (2,546)
   Billings in excess of costs and accrued earnings on
     contracts in process                                        687        599
   Deferred taxes                                               (177)       103
   Other, net                                                  1,287       (859)
                                                           ---------  ---------
 Total adjustments                                             5,035     (8,887)
                                                           ---------  ---------
 Net cash (used) provided by operating activities             14,147     (4,234)
                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Business acquisition, net of cash acquired                  (36,937)      --
 Capital expenditures                                         (3,122)    (1,737)
                                                           ---------  ---------
 Net cash (used) by investing activities                     (40,059)    (1,737)
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of debt                              110,000       --
 Principal payments on long-term debt                        (73,356)   (11,065)
 Proceeds from sale of common shares                             755        444
 Proceeds from exercise of stock options                         254        152
 Proceeds from exercise of warrants                             --        3,895
                                                           ---------  ---------
 Net cash (used) provided by financing activities             37,653     (6,574)
                                                           ---------  ---------
 Net increase in cash                                         11,741    (12,545)
 Cash at beginning of period                                  22,134     22,370
                                                           ---------  ---------
 Cash at end of period                                     $  33,875  $   9,825
                                                           =========  =========
SUPPLEMENTAL INFORMATION:

 Interest paid                                             $   4,587  $   2,993
                                                           =========  =========
 Taxes paid                                                $   8,496  $   4,450
                                                           =========  =========
 Equipment subject to capital lease obligations            $   1,128  $   1,556
                                                           =========  =========
 Noncash purchase allocation adjustment                    $  13,600  $   3,000
                                                           =========  =========
 Retirement of debt, related parties                       $    --    $   3,028
                                                           =========  =========
 Issuance of common stock in business acquisition          $  61,936  $    --
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

Income Per Common Share

      The  Company  has  adopted  the   provisions  of  Statement  of  Financial
Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective November 1, 1997. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. All prior period income per common share amounts have been restated to comply with SFAS 128.

      In  accordance   with  the   disclosure   requirements   of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                       1998          1997
                                                      -------      -------

Numerator - Basic
  Net Income                                          $ 4,943      $ 2,457
                                                      =======      =======
Denominator - Basic
  Weighted average common stock outstanding            14,907       10,226
                                                      =======      =======
Basic income per share                                $   .33      $   .24
                                                      =======      =======
Numerator - Diluted
  Net Income                                          $ 4,943      $ 2,457
                                                      =======      =======
Denominator - Diluted
  Weighted average common stock outstanding            14,907       10,226
  Effect of dilutive securities:
       Stock options                                      816          541
                                                      -------      -------
                                                       15,723       10,767
                                                      =======      =======
Diluted income per share                              $   .31      $   .24
                                                      =======      =======

                                                      Six Months Ended April 30,
                                                      --------------------------
                                                           1998       1997
                                                          -----       -----

Numerator - Basic
  Net Income                                             $ 9,112      $ 4,653
                                                         =======      =======
Denominator - Basic
  Weighted average common stock outstanding               14,870        9,430
                                                         =======      =======
Basic income per share                                   $   .61      $   .49
                                                         =======      =======
Numerator - Diluted
  Net Income                                             $ 9,112      $ 4,653
                                                         =======      =======
Denominator - Diluted
  Weighted average common stock outstanding               14,870        9,430
  Effect of dilutive securities:
       Stock options                                         808          497
                                                         -------      -------
                                                          15,678        9,927
                                                         =======      =======
Diluted income per share                                 $   .58      $   .46
                                                         =======      =======

      Stock options to purchase 394,000 shares of common stock at prices ranging from $9.13 to $31.25 per share were outstanding at April 30, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

      Stock options to purchase 210,000 shares of common stock at prices ranging from $15.06 to $31.25 per share were outstanding at April 30, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

Acquisition

      On November 14, 1997, the Company acquired Woodward-Clyde Group, Inc., a Denver, Colorado, engineering services firm ("W-C"), for approximately $110,000,000.

      The purchase was partially financed by a $110,000,000 term loan payable over six years beginning April 1998. The loan bears interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At April 30, 1998, the interest rate on this loan was based on the London Interbank Offered Rate ("LIBOR") of 5.625%, plus a spread of 1.500%.

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

The purchase price consisted of:                                  (in thousands)
               Cash paid                                            $  16,866
               Term debt                                               31,198
            Common Stock                                               61,936
                                                                    ---------
                                                                    $ 110,000
                                                                    =========
Purchase price
  (net of prepaid loan fees of $4.0 million)                        $ 106,000

Fair value of assets acquired                                         (40,194)
                                                                    ----------
Excess purchase price over net assets acquired                      $  65,806
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

                          Three Months Ended                  Six Months Ended
                            April 30, 1997                      April 30, 1997
                            --------------                      --------------
                                 (in thousands, except per share amounts)

  Revenues                  $179,072                           $345,523
                             =======
  Net income                $  4,124                           $  6,444
                             =======                            =======
  Net income per share      $    .38                           $    .61
                             =======                            =======

Results of Operations

Second quarter ended April 30, 1998 vs. April 30, 1997.

      The Company's revenues were $195,182,00 for the quarter ended April 30, 1998, an increase of $95,423,000, or 96%, over the amount reported for the same period last year. The growth in revenue is primarily attributable to the acquisition of W-C, the results of which are included commencing November 1, 1997, and to a minor extent due to an increase in demand for the Company's on-going services on both infrastructure and environmental projects.

      Direct operating expenses for the quarter ended April 30, 1998, which consist of direct labor and other direct expenses, including subcontractor costs, increased $57,285,000, a 97% increase over the amount reported for the same period last year. This increase is primarily due to the addition of the direct operating expenses of W-C.

      Indirect, general and administrative expenses for the quarter ended April 30, 1998 increased $32,180,000, or 91%, over the amount reported for the same period last year as a result of the W-C acquisition as well as an increase in business activity.

      The Company earned $9,143,000 before income taxes for the quarter ended April 30, 1998 compared to $4,077,000 for the same period last year. The Company's effective income tax rate for the quarters ended April 30, 1998 and 1997 was approximately 46% and 40%, respectively. The increase in the effective income tax rate for the quarter ended April 30, 1998, is due to operating in countries outside the United States with higher tax rates.

      The Company reported net income of $4,943,000, or $.31 per share, for the second quarter ended April 30, 1998, compared with $2,457,000, or $.24 per share, for the same period last year.

Six months ended April 30, 1998 vs. April 30, 1997


      The Company's revenues were $381,338,000 for the six months ended April 30, 1998, an increase of $186,037,000, or 95%, over the amount reported for the same period last year. The growth in revenues is primarily attributable to the W-C acquisition and, to a lesser extent, all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects.

      Direct operating expenses for the six months ended April 30, 1998, which consist of direct labor and other direct expenses including subcontractor costs, increased $115,512,000, or 100%, over the amount reported in the same period last year. This increase is attributable to the W-C acquisition, as well as the overall increase in the Company's business as compared to the same period last year. Indirect, general and administrative expenses were $128,757,000 for the six months ended April 30, 1998, an increase of $60,070,000, or 87%, over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due to the addition of the W-C overhead and, to a lesser extent, an increase in business activity.

      The Company earned $16,712,000 before income taxes for the six months ended April 30, 1998 compared to $7,723,000 for the same period last year. The Company's effective income tax rate for the six months ended April 30, 1998 and 1997 was approximately 45% and 40% respectively. The increase in the effective income tax rate for the six months ended April 30, 1998 is due to operating in countries outside the United States with higher tax rates.

      The Company reported net income of $9,112,000 or $.58 per share, for the six months ended April 30, 1998, compared with $4,653,000, or $.46 per share for the same period last year.

      The Company's backlog at April 30, 1998 was $681,707,000, as compared to $470,400,000 at October 31, 1997. This increase is due to the W-C acquisition.

Liquidity and Capital Resources

      At April 30, 1998, the Company had working capital of $116,609,000, an increase of $53,373,000 from October 31, 1997, due primarily to the W-C acquisition.

      The Company's current revolving line of credit is $40,000,000, of which, after issuance of letters of credit aggregating $3,000,000, $37,000,000 was available at April 30, 1998. The Company had no borrowings on its revolving line of credit during the six months ended April 30, 1998.

      The Company's credit agreement requires compliance with certain financial and other covenants. The Company was in compliance with such covenants at April 30, 1998.

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

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's regularly scheduled annual stockholders meeting, held on March 24, 1998, the stockholders (i) ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1998 fiscal year, with stockholders holding 13,677,297 shares voting in favor, stockholders holding 18,458 shares voting against, stockholders holding 39,419 shares abstaining from voting, and 1,066,100 broker non-votes, (ii) approved the amendment to the URS Corporation Employee Stock Purchase Plan, with stockholders holding 12,182,253 shares voting in favor, stockholders holding 119,749 shares voting against, stockholders holding 28,718 shares abstaining from voting and 2,470,554 broker non-votes, (iii) approved the amendment to the URS Corporation 1991 Stock Incentive Plan, with stockholders holding 9,607,348 shares voting in favor, stockholders holding 2,681,149 shares voting against, stockholders holding 42,230 shares abstaining from voting and 2,470,547 broker non-votes, and (iv) elected each of the following nominees as directors of the Company by the following vote:

                                                   For              Withheld

Richard C. Blum                                 13,690,153            45,022
Robert L. Costello                              13,671,666            63,509
Armen Der Marderosian                           13,693,675            41,500
Admiral S. Robert Foley, Jr., USN (Ret.)        13,693,660            41,515
Robert D. Glynn, Jr.                            13,693,675            41,500
Senator J. Bennett Johnston                     13,693,530            41,645
Martin M. Koffel                                13,671,732            63,443
Richard B. Madden                               13,693,639            41,536
Jean-Yves Perez                                 13,607,097           128,078
Richard Q. Praeger                              13,693,256            41,919
Irwin L. Rosenstein                             13,680,028            55,147
Frank S. Waller                                 13,626,515           108,660
William D. Walsh                                13,693,465            41,710

      No stockholders abstained from voting in this election of directors and there were 1,006,099 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

           Exhibit Number             Exhibit
           --------------             -------

              10.1 Employment Agreement dated November 1, 1997 between Woodward-Clyde Group, Inc. and Jean- Yves Perez. FILED HEREWITH.

              10.2 Employment Agreement dated March 17, 1998 between Woodward-Clyde Group, Inc. and Robert K. Wilson. FILED HEREWITH.

              27           Financial Data Schedule (electronic format only).

              99.1 1991 Stock Incentive Plan, as amended effective December 18, 1997, filed as Appendix A to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on February 17, 1998 and incorporated herein by reference.

              99.2 Employee Stock Purchase Plan, as amended effective December 18, 1997, filed as Appendix B to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on February 17, 1998 and incorporated herein by reference.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 12, 1998

URS CORPORATION



/s/ Kent Ainsworth
--------------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)