Form 10-Q
period 1998-07-31
URS CORP /NEW/
filed 1998-09-14
CIK 102379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission file number 1-7567


                                 URS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               94-1381538
----------------------------                                 ----------------
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation)                                      Identification No.)


  100 California Street, Suite 500
     San Francisco, California                                   94111-4529
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  415-774-2700
                                                   ---------------

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at September 4,1998
----------------------------             -------------------------------
Common stock, $.01 par value                        15,049,338

                        URS CORPORATION AND SUBSIDIARIES

            This Form 10-Q for the third quarter ended July 31, 1998 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Form 10-Q and those incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and Form S-4/A Registration Statement (File No. 333-37531), filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION:

            In the opinion of management, the information furnished reflects all
adjustments,   consisting  only  of  normal  recurring  adjustments,  which  are necessary for a fair statement of the interim financial information.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The results of operations for the three and nine month periods ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

             Item 1.  Financial Statements (unaudited)

                      Consolidated Balance Sheets

                       July 31, 1998 and October 31, 1997.................. 3

                      Consolidated Statements of Operations

                       Three and nine months ended July 31,
                        1998 and 1997...................................... 4

                      Consolidated Statements of Cash Flows

                       Nine months ended July 31, 1998 and 1997............ 5

             Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                        Operations......................................... 6

PART II.OTHER INFORMATION:

             Item 5.   Other Information.................................. 13

             Item 6.    Exhibits and Reports on Form 8-K.................. 13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                        July 31,   October 31,
                                 ASSETS                   1998        1997
                                                          ----        ----
                                                      (Unaudited)

Current assets:
 Cash                                                $  26,499      $  22,134
 Accounts receivable, less allowance for doubtful
    accounts of $2,879 and $1,488                      171,731         80,251
 Costs and accrued earnings in excess of
    billings on contracts in process, less
    allowances for losses of $8,981 and $1,838          60,276         37,741
 Deferred income taxes                                     954          3,843
 Prepaid expenses and other assets                       3,209          2,885
                                                     ---------      ---------
  Total current assets                                 262,669        146,854

Property and equipment at cost, net                     30,544         17,848
Goodwill, net                                          121,343         42,485
Deferred income taxes                                    3,607           --
Other assets                                             8,151          2,904
                                                     ---------      ---------
                                                     $ 426,314      $ 210,091
                                                     =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Long-term debt, current portion                     $  18,477      $   4,775
 Accounts payable                                       38,396         20,198
 Accrued salaries and wages                             32,447         17,769
 Accrued expenses and other                             21,693         17,863
 Billings in excess of costs and accrued earnings
    on contracts in process                             36,242         23,013
                                                     ---------      ---------

  Total current liabilities                            147,255         83,618


Long-term debt                                         100,397         41,448
Deferred compensation and other                         22,285          7,874
                                                     ---------      ---------

  Total liabilities                                    269,937        132,940
                                                     ---------      ---------
Stockholders' equity:
 Common shares, par value $.01; authorized 20,000
    shares; issued 15,038 and 10,741 shares                150            107
 Treasury stock                                           (287)          (287)
 Additional paid-in capital                            114,767         51,085
 Retained earnings since February 21, 1990, date of
    quasi-reorganization                                41,747         26,246
                                                     ---------      ---------

  Total stockholders' equity                           156,377         77,151
                                                     ---------      ---------
                                                     $ 426,314      $ 210,091
                                                     =========      =========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                     Three months ended      Nine months ended
                                           July 31,               July 31,
                                    -------------------      -----------------
                                   1998         1997         1998         1997
                                   ----         ----         ----         ----
                                      (unaudited)                 (unaudited)


Revenues                         $207,484     $100,196     $588,822     $295,496
                                 --------     --------     --------     --------
Expenses:

 Direct operating                 130,262       58,813      361,849      174,887
 Indirect, general and
  administrative                   62,951       35,103      191,708      103,789
 Interest expense, net              2,582          989        6,864        3,806
                                 --------     --------     --------     --------
                                  195,795       94,905      560,421      282,482
                                 --------     --------     --------     --------

Income before taxes                11,689        5,291       28,401       13,014

Income tax expense                  5,300        2,110       12,900        5,180
                                 --------     --------     --------     --------

Net income                       $  6,389     $  3,181     $ 15,501     $  7,834
                                 ========     ========     ========     ========
Net income per share:
   Basic                         $    .43     $    .30     $   1.04     $    .80
                                 ========     ========     ========     ========
   Diluted                       $    .40     $    .28     $    .98     $    .74
                                 ========     ========     ========     ========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                           Nine Months Ended
                                                                July 31,
                                                           1998          1997
                                                           ----          ----
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                             $  15,501     $  7,834
                                                        ---------     --------
 Adjustment to reconcile net income to net cash provided (used) by operating activities:

 Depreciation and amortization                             11,045        5,791
 Allowance for doubtful accounts and losses                  (109)      (1,427)
 Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings
     in excess of billings on contracts in process         (3,104)      (8,773)
   Prepaid expenses and other assets                          197         (832)
   Accounts payable, accrued salaries and wages
    and accrued expenses                                   (9,709)      (1,740)
   Billings in excess of costs and accrued earnings on
    contracts in process                                      810        2,211
   Deferred taxes                                             250         (202)
   Other, net                                                 503          (44)
                                                        ---------     --------

 Total adjustments                                           (117)      (5,016)
                                                        ---------     --------

 Net cash provided by operating activities                 15,384        2,818
                                                        ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Business acquisition, net of cash acquired               (36,937)        --
 Capital expenditures                                      (7,747)      (3,010)
                                                        ---------     --------

 Net cash (used) by investing activities                  (44,684)      (3,010)
                                                        ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of debt                           110,000         --
 Principal payments on long-term debt                     (77,977)     (12,508)
 Proceeds from sale of common shares                          755          444
 Proceeds from exercise of stock options                      887          402
 Proceeds from exercise of warrants                          --          3,895
 Other                                                       --            (43)
                                                        ---------     --------

 Net cash provided (used) by financing activities          33,665       (7,810)
                                                        ---------     --------

 Net increase (decrease) in cash                            4,365       (8,002)
 Cash at beginning of period                               22,134       22,370
                                                        ---------     --------

 Cash at end of period                                  $  26,499     $ 14,368
                                                        =========     ========
SUPPLEMENTAL INFORMATION:

 Interest paid                                          $   7,482     $  4,107
                                                        =========     ========
 Taxes paid                                             $  11,565     $  6,777
                                                        =========     ========
 Equipment subject to capital lease obligations         $   2,176     $  2,429
                                                        =========     ========
 Noncash purchase allocation adjustment                 $  11,600     $  3,000
                                                        =========     ========
 Retirement of debt, related parties                    $    --       $  3,028
                                                        =========     ========
 Issuance of common stock in business acquisition       $  61,936     $   --
                                                        =========     ========

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

Income Per Common Share

        The Company  has  adopted  the  provisions  of  Statement  of  Financial
Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective November 1, 1997. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. All prior period income per common share amounts have been restated to comply with SFAS 128.

        In  accordance   with  the  disclosure   requirements  of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share amounts):

                                                  Three Months Ended July 31,
                                                  ---------------------------
                                                      1998         1997
                                                      ----         ----
Numerator - Basic
  Net Income                                        $ 6,389       $ 3,181
                                                    =======       =======
Denominator - Basic
  Weighted average common stock outstanding          15,018        10,563
                                                    =======       =======
Basic income per share                              $   .43       $   .30
                                                    =======       =======
Numerator - Diluted
  Net Income                                        $ 6,389       $ 3,181
                                                    =======       =======
Denominator - Diluted
  Weighted average common stock outstanding          15,018        10,563
  Effect of dilutive securities:
       Stock options                                    952           731
                                                    -------       -------
                                                     15,970        11,294
                                                    =======       =======
Diluted income per share                            $   .40       $   .28
                                                    =======       =======

                                                   Nine Months Ended July 31,
                                                   --------------------------
                                                      1998          1997
                                                      ----          ----
Numerator - Basic
  Net Income                                         $15,501       $ 7,834
                                                     =======       =======
Denominator - Basic
  Weighted average common stock outstanding           14,925         9,804
                                                     =======       =======
Basic income per share                               $  1.04       $   .80
                                                     =======       =======
Numerator - Diluted
  Net Income                                         $15,501       $ 7,834
                                                     =======       =======
Denominator - Diluted
  Weighted average common stock outstanding           14,925         9,804
  Effect of dilutive securities:
       Stock options                                     830           564
                                                     -------       -------
                                                      15,755        10,368
                                                     =======       =======
Diluted income per share                             $   .98       $   .74
                                                     =======       =======

        Stock options to purchase 13,525 shares of common stock at prices ranging from $13.625 to $31.25 per share were outstanding at July 31, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

        Stock options to purchase 3,325 shares of common stock at $31.25 per share were outstanding at July 31, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

Acquisition

        On November 14, 1997, the Company acquired Woodward-Clyde Group, Inc., a
Denver,   Colorado,   engineering   services  firm  ("W-C"),  for  approximately
$110,000,000.

        The purchase was partially financed by a $110,000,000 term loan payable over six years beginning April 30, 1998. The loan bears interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At July 31, 1998, the interest rate on this loan was based on the London Interbank Offered Rate ("LIBOR") of 5.625%, plus a spread of 1.500%.

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

The purchase price consisted of:                    (in thousands)
               Cash paid                                 $ 16,866
               Term debt                                   31,198
               Common Stock                                61,936
                                                         --------
                                                         $110,000
                                                         ========

Purchase price
  (net of prepaid loan fees of $4.0 million)             $106,000

Fair value of assets acquired                             (38,194)
                                                         --------
Excess purchase price over net assets acquired           $ 67,806
                                                         ========

        The following unaudited pro forma summary presents the consolidated results of operations as if the W-C acquisition had occurred at the beginning of the periods presented and does not purport to indicate what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                      Three Months Ended     Nine Months Ended
                                        July 31, 1997          July 31, 1997
                                       -------------           -------------
                                        (in thousands, except per share amounts)

       Revenues                          $186,058                $531,581
                                         ========                ========
       Net income                        $  5,680                $ 12,124
                                         ========                ========
       Net income per share              $    .50                $   1.17
                                         ========                ========


Results of Operations

Third quarter ended July 31, 1998 vs. July 31, 1997.

        The Company's revenues were $207,484,000 for the third quarter ended July 31, 1998, an increase of $107,288,000, or 107%, over the amount reported for the same period last year. The growth in revenue is primarily attributable to the acquisition of W-C, the results of which are included commencing November 1, 1997, and to a lesser extent due to an increase in demand for the Company's on-going services on both infrastructure and environmental projects.

        Direct operating expenses for the quarter ended July 31, 1998, which consist of direct labor and other direct expenses, including subcontractor costs, increased $71,449,000, an 121% increase over the amount reported for the same period last year. This increase is primarily due to the addition of the direct operating expenses of W-C.

        Indirect, general and administrative expenses for the quarter ended July 31, 1998 increased $27,848,000, or 79%, over the amount reported for the same period last year as a result of the W-C acquisition as well as an increase in business activity.

        The Company earned $11,689,000 before income taxes for the third quarter ended July 31, 1998 compared to $5,291,000 for the same period last year. The Company's effective income tax rate for the quarters ended July 31, 1998 and 1997 was approximately 45% and 40%, respectively. The increase in the effective income tax rate for the quarter ended July 31, 1998 is due to operating in countries outside the United States with higher tax rates.

        The Company reported net income of $6,389,000, or $.40 per share for the third quarter ended July 31, 1998, compared with $3,181,000 or $.28 per share for the same period last year.

Nine months ended July 31, 1998 vs. July 31, 1997.

        The Company's revenues were $588,822,000 for the nine months ended July 31, 1998, an increase of $293,326,000, or 99%, over the amount reported for the same period last year. The growth in revenues is attributable to the W-C acquisition and to a lesser extent, all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects.

        Direct operating expenses for the nine months ended July 31, 1998, which consist of direct labor and other direct expenses including subcontractor costs, increased $186,962,000, or 107%, over the amount reported in the same period last year. This increase is attributable to the W-C acquisition as well as the overall increase in the Company's business as compared to the same period last year. Indirect, general and administrative expenses were $191,708,000 for the nine months ended July 31, 1998, an increase of $87,919,000, or 85%, over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due to the addition of the W-C overhead and, to a lesser extent, an increase in business activity.

        The Company earned $28,401,000 before income taxes for the nine months ended July 31, 1998 compared to $13,014,000 for the same period last year. The Company's effective income tax rate for the nine months ended July 31, 1998 and 1997 was approximately 45% and 40%, respectively. The increase in the effective tax rate for the nine months ended July 31, 1998 is due to operating in countries outside the United States with higher tax rates.

        The Company reported net income of $15,501,000 or $.98 per share, for the nine months ended July 31, 1998, compared with $7,834,000, or $.74 per share for the same period last year.

        The Company's backlog at July 31, 1998 was $740,470,000 compared to $470,400,000 at October 31, 1997.

Liquidity and Capital Resources

        At July 31, 1998, the Company had working capital of $115,414,000, an increase of $52,178,000 from October 31, 1997, due primarily to the W-C acquisition.

        The Company's current revolving line of credit is $40,000,000, of which after issuance of letters of credit aggregating $3,500,000, $36,500,000 was available at July 31, 1998. The Company had no borrowings on its revolving line of credit during the nine months ended July 31, 1998.

        The  Company's  credit  agreement   requires   compliance  with  certain
financial and other covenants. The Company was in compliance with such covenants at July 31, 1998.

        The Company believes that its existing financial resources, together with its planned cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations and capital expenditure needs for the foreseeable future.

Year 2000 Compliance

        Globally. For the past thirty years, most computer systems and software products have been coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using"00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, before December 31, 1999, computer systems and software used by many governmental entities and private sector businesses throughout the world may need to be upgraded to comply with such "Year 2000" requirements.

        The Company's Year 2000 Issues; State of Readiness. Year 2000 issues which may affect the Company fall into two basic categories:

            1. Business Disruption Issues. In certain situations, a Year 2000 problem could interfere with the operation of the Company's business. For example, a Year 2000 problem could adversely impact: (a) the Company's ability to interface with third parties, such as receiving payments from clients or supplies from vendors on a timely basis, (b) the reliability of the Company's internal information management systems, such as accounting systems, or (c) the physical operation of systems owned and operated by outside parties but used by the Company in its leased and rented facilities which have embedded technology, such as elevator and telephone systems, security systems and other physical office infrastructure. Such business disruption issues could arise from internal Year 2000 problems in software used by the Company or from external Year 2000 problems encountered by third parties.

        The Company has commenced a Year 2000 compliance program to address such issues:

          + Third Party Interfaces: The Company is discussing with its clients and vendors the potential impact the Year 2000 issue will have on their systems, including possible delays in receiving payment from clients resulting from Year 2000 problems affecting such clients' accounting systems. As the Company assesses these issues, it expects to develop contingency plans against such payment delays and other Year 2000 problems.

          + Internal Information Systems: The Company has completed an inventory of its internal hardware and software and is currently performing a Year 2000 readiness assessment and impact analysis for these systems. The Company believes that its vendor supplied e-mail software is currently Year 2000 compliant and anticipates that in the near future its vendor supplied upgraded company-wide accounting and financial reporting system and its payroll and human resources system will be Year 2000 compliant.

          + Embedded Technology Systems: The Company currently is examining infrastructure issues on an office-by-office basis. As the Company renegotiates its office leases or enters into new leases, it is incorporating language designed to protect the Company against potential business interruption stemming from Year 2000 problems. The Company expects to develop contingency plans to address any such embedded technology issues as they are identified.

        2. Client Deliverables. A limited number of projects undertaken by the Company include the specification of computer-based components as part of the work delivered to clients, and in even fewer projects involve the actual development of software and hardware. The Company has a plan of action related to such client deliverables, which includes developing an inventory of affected projects and contacting affected clients and offering assistance with their Year 2000 compliance issues. However, because the Company generally has not manufactured or designed this hardware or software, it anticipates that the responsibility for any Year 2000 problems associated with these deliverables ultimately will rest with the hardware or software manufacturer. The Company also has drafted contract clauses to address Year 2000 issues which have been distributed to all officers with contracting authority for insertion in the Company's future client contracts.

            Costs. The Company has not incurred substantial incremental costs in connection with its Year 2000 compliance programs. The Company has, however, devoted internal resources and hired some external resources to assist with the implementation and monitoring of its Year 2000 compliance programs. The Company currently estimates that the total cost of its Year 2000 compliance program will not be material to the financial position of the Company.

            Risks. At this time, the Company does not anticipate that costs of its Year 2000 compliance program or the risks to the Company which might arise from the Year 2000 problem are likely to be material. However, because the Company has no control over third parties' products or services, the Company cannot ensure Year 2000 compliance by third parties. Problems encountered by the Company's clients and vendors arising from the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company's plans to address the Year 2000 issue are not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's business, financial condition and results of operations.

            The costs of the Company's Year 2000 compliance programs and the timetable on which the Company plans to complete such programs are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated.

                                     PART II

                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

            Pursuant to recent changes to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 Annual Meeting of Stockholders notifies the Company of such matter prior to January 4, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27   Financial Data Schedule (electronic version only)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 14, 1998

URS CORPORATION


/s/ Kent Ainsworth
------------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)