Form 10-K
period 1998-10-31
URS CORP /NEW/
filed 1999-01-29
CIK 102379

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended October 31, 1998

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

         On December 18, 1998, there were 15,279,048 Common Shares outstanding, and the aggregate market value of the shares of Common Stock of URS Corporation held by nonaffiliates was approximately $295.2 million based on the closing sales price as reported in the consolidated transaction reporting system.

                       Documents Incorporated by Reference

         Items 10, 11, and 12 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 23, 1999.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

            URS Corporation (the "Company") is a professional services firm which provides a broad range of planning, design, applied science, and program and construction management services. The Company provides these services in seven markets: surface transportation, air transportation, railroads/transit, commercial/industrial, facilities, water/wastewater and hazardous waste management. The Company provides services to local, state, and federal government agencies, as well as private clients in the chemical, pharmaceutical, manufacturing, forest products, energy, oil, gas, mining, health care, water supply, retail and commercial development, telecommunications, and utilities industries.

             The Company conducts business through 130 offices located throughout the world, including the United States, Europe, and the Asia/Pacific region. The Company has approximately 6,600 employees, many of whom hold advanced degrees and have extensive experience in technical disciplines applicable to the Company's business. The Company believes that it has the technical resources and geographic presence to compete for local, regional, national, and multinational projects worldwide.

                                  Acquisitions

              In March 1996, the Company acquired, for $78.8 million, publicly held Greiner Engineering, Inc., an Irving, Texas engineering and architectural design services firm ("Greiner"). For a complete discussion of the impact of the Greiner acquisition upon the operations of the Company, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

              In November 1997, the Company acquired, for $132.4 million, privately-held Woodward-Clyde Group, Inc. ("W-C") of Denver, Colorado, a firm specializing in geotechnical and environmental engineering. For a complete discussion of the impact of the W-C acquisition upon the operations of the Company, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    Services

              The Company provides professional services through 130 principal offices in four major areas: planning, design, applied sciences, and program and construction management. Each of these offices is responsible for obtaining local or regional contracts, and multiple offices often work together to pursue large national or multinational contracts. Because the Company can draw from its large and diverse network of professional and technical resources, the Company has the capability to market and perform large multidisciplinary projects throughout the world.

           Planning. Planning covers a broad range of assignments ranging from conceptual design and technical and economic feasibility studies to community involvement programs and archaeological investigations. In many instances, the planning process is used to develop the blueprint, or overall scheme, for the project. Planning analyses and reports are used to identify and evaluate alternatives, estimate usage levels, determine financial feasibility, assess available technology, ascertain economic and environmental impacts, and recommend optimal courses of action. Projects can include master planning, land use planning, feasibility studies, transportation planning, zoning, permitting, and compliance with applicable regulations.


           Design. The Company's professionals provide a broad range of design and design-related services. Representative services include: architectural and interior design and civil, structural, mechanical, electrical, sanitary, environmental, water resources, geotechnical/underground, dam, mining, and seismic engineering design. For each project, the Company identifies the project requirements and then integrates and coordinates the various design elements. The result is a set of contract documents that may include plans, specifications, and cost estimates that are used to build a project. These documents detail design characteristics and set forth for the contractor the material which should be used and the schedule for construction. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

           Applied Sciences. Applied sciences encompass diverse services for the natural and built environment. These services are typically provided to protect or restore the environment or to plan and design underground or earth-based structures. Services include waste management and remediation engineering to characterize waste or contamination, develop alternative remedies, and design and implement optimum solutions; environmental management including the development of pollution prevention programs and environmental mitigation plans; and civil and geo-engineering including foundation engineering for all types of manmade, earth-based structures, underground construction; and engineering geology applied to natural hazard assessment and mitigation such as landslides, active faults, and earthquakes.

           Program and Construction Management. The Company's program and construction management services include master scheduling of both the design and construction phases, construction and life-cycle cost estimating, cash flow analysis, value engineering, constructability reviews, and bid management. Once construction has begun, the Company oversees and coordinates the activities of construction contractors. This frequently involves acting as the owner's representative for on-site supervision and inspection of the contractor's work. In this role, the Company's objective is to monitor a project's schedule, cost, and quality. The Company generally does not take contractual responsibility for the contractor's risks and methods, nor for site safety conditions.

                                     Markets

                The Company's strategy is to focus on the infrastructure market which includes surface, air and rail transportation systems, commercial/industrial and facilities projects, and environmental programs involving water/wastewater and hazardous waste management.

                Surface  Transportation.  The  Company  provides a full range of services for all types of surface transportation systems and networks, including highways, interchanges, bridges, tunnels, toll facilities, intelligent transportation systems, parking facilities, and ports and marine structures. Historically, the Company's emphasis has been on the design of new transportation systems, but in recent years the rehabilitation of existing systems has become a major focus.

                Air Transportation. The Company provides comprehensive services for the development of new airports and the modernization and expansion of existing facilities. Assignments have included terminals, hangars, air cargo buildings, runways, taxiways, aprons, air traffic control towers, and baggage, communications, security, and fueling systems, as well as supporting infrastructure such as peoplemover systems, roadways, parking garages, and utilities. Projects have been completed at both general aviation and large-hub international airports, as well as for airlines, the military, and the Federal Aviation Administration.

                 Rail. In this market, the Company serves freight and passenger railroads and urban mass transit agencies. The Company has planned, designed, and managed the construction of commuter rail systems, freight rail systems, heavy and light rail transit systems, and high speed rail. These capabilities are complemented by specialized expertise in transportation structures, including terminals, stations, parking facilities, bridges, tunnels, and power, signals, and communications systems.

                 Commercial/Industrial. For industrial and commercial clients, the Company provides expertise in facility siting and permitting, environmental management and pollution control, waste management and remediation engineering, and property redevelopment. The Company has developed engineering and environmental solutions for clients in such major industries as aerospace, electronics, chemicals, forest products, manufacturing, mining, natural gas, oil, petrochemical, pharmaceutical, and power.

                 Facilities. The Company's architects and engineers specialize in the design of new buildings and the rehabilitation and expansion of existing facilities. The facility design practice covers a broad range of building types, including facilities for education, criminal justice, healthcare, commerce, industry, government, the military, transportation, sports, and recreation. With the increased interest in historic preservation, adaptive reuse, and seismic safety, a significant portion of the Company's practice focuses on facility assessments, code and structural evaluations, and renovation projects to maintain aging building infrastructure.

                Water/Wastewater.   The  Company   provides   services  for  the
planning, design, and construction of all types of water and wastewater facilities to ensure that the quality and quantity of the world's water supply is maintained. Services include water quality studies; new and expanded water supply, storage, distribution, and treatment systems; municipal wastewater treatment plants and sewer systems; watershed and stormwater management; and flood control. The Company also responds to this market with specialized expertise in the design and seismic retrofit of earth, rockfill and roller-compacted concrete dams, as well as the design of reservoirs, impoundments (including mine tailings disposal), and large outfall structures.

                 Hazardous Waste Management. In this market segment, the Company conducts initial site investigations, designs remedial actions for site clean-up, and provides construction management services during site clean-up. This market involves identifying and developing measures to dispose of hazardous and toxic waste effectively at contaminated sites. The Company also provides air quality monitoring and designs modifications required to meet national and local air quality standards. This work requires specialized knowledge of, and compliance with, complex applicable regulations, as well as the permitting and approval processes.

                                     Clients

General

            The Company's clients include local, state and Federal government agencies, as well as private sector and international businesses. The Company's revenues from local, state and Federal government agencies and private and international businesses for the last five fiscal years are as follows:


                           1998                  1997                    1996                    1995                   1994
                          ------                ------                  ------                  ------                 ------
                                                                    (In thousands)
Domestic:

   Local and
     state
     agencies      $346,072       43%     $255,423       63%      $198,472       65%      $ 99,871       56%     $ 88,207       54%
   Federal
     agencies       116,340       14        67,042       17         64,226       21         58,751       33        59,611       36
   Private
     businesses     288,067       36        83,986       20         42,772       14         21,147       11        16,270       10

International        55,467        7         -           -             -         -           -           -          -           -
                   --------      ---      --------      ---       --------      ---       --------      ---      --------      ---
   Total           $805,946      100%     $406,451      100%      $305,470      100%      $179,769      100%     $164,088      100%
                   ========      ===      ========      ===       ========      ===       ========      ===      ========      ===



Contract Pricing and Terms of Engagement

         The  Company  primarily   conducts  its  business  through   cost-plus,
fixed-price, and time-and-materials contracts.

         Under its cost-plus contracts, the Company charges clients negotiated rates based on the Company's direct and indirect costs. Labor costs and subcontractor services are the principal components of the Company's direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts subject to such regulations. In negotiating a cost-plus contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. The Company receives payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, the Company must obtain a contract modification to receive payment for such overage. The Company's profit margin will increase to the extent the Company is able to reduce actual costs below the estimates used to produce the negotiated fixed prices on contracts not covered by Federal Acquisition Regulations; conversely, the Company's profit margin will decrease and the Company may realize a loss on the project if the Company does not control costs and exceeds the overall estimates used to produce the negotiated price. Cost-plus contracts covered by Federal Acquisition Regulations require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. The Defense Contract Audit Agency, auditors for the Department of Defense and other Federal agencies, has completed incurred cost audits of the Company's Federal contracts for fiscal years ended through October 31, 1988, resulting in immaterial adjustments. In addition, local and state agencies perform cost audits which historically have resulted in immaterial adjustments.

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

         Under its time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on actual time expended. In addition, it is reimbursed for the actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. The Company's profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates.

         The Company currently earns approximately 7% of its revenues from international operations, substantially all of which derives from the former W-C business. The focus of the Company's international business is in Australia, New Zealand, and continental Europe.

Backlog, Project Designations and Indefinite Delivery Contracts

         The Company's contract backlog was $675 million at October 31, 1998, compared to $470.4 million at October 31, 1997. The Company's contract backlog consists of the amount billable at a particular point in time for future services under executed funded contracts. Indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, are included in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $675 million at October 31, 1998, approximately 30%, or $200 million, is not reasonably expected to be filled within the next fiscal year ending October 31, 1999.

         The Company has also been designated by customers as the recipient of certain future contracts. These "designations" are projects that have been awarded to the Company but for which contracts have not yet been executed. Task orders under executed indefinite delivery contracts which are expected to be issued in the immediate future are included in designations. Total contract designations were estimated to be $504 million at October 31, 1998, as compared to $446 million at October 31, 1997. Typically, a significant portion of designations are converted into signed contracts. However, there is no assurance this will continue to occur in the future.


         Indefinite delivery contracts are signed contracts pursuant to which work is performed only when specific task orders are issued by the client.
Generally these contracts exceed one year and often indicate a maximum term and potential value. Certain indefinite delivery contracts are for a definite time period with renewal option periods at the client's discretion. While the Company believes that it will continue to get work under these contracts over their entire term, because of renewals and the necessity for issuance of individual task orders, continued work by the Company and the realization of their potential maximum values under these contracts are not assured. However, because of the increasing frequency with which the Company's government and private sector clients use this contracting method, the Company believes their potential value should be disclosed along with backlog and designations as an indicator of the Company's future business. When the client notifies the Company of the scope and pricing of task orders, the estimated value of such task orders is added to designations. When such task orders are signed and funded, their value goes into backlog. At October 31, 1998, the potential value of the Company's five largest indefinite delivery contracts was as follows:



                                                                               At October 31, 1998
                                                                        -------------------------------------
                                           Total        Revenues                                   Estimated
                                         Potential   recognized thru    Funded       Estimated     Remaining
Contract                    Term          Values    October  31, 1998   Backlog    Designations     Values
--------                    ----       ------------ -----------------   -------    ------------  ------------
                                                      (In millions)
"METRIC"(1)                1997-2004      $190.0       $   1.6          $ 8.7         $ 3.1         $176.6

"Navy CLEAN"(2)            1989-1999       166.0         146.4            4.7           0.5           14.4

"MRS OAMS"(3)              1997-2003       150.0           0.6            5.1           0.5          143.8

"EPA RAC 9"(4)             1998-2008       140.0           -             -             -             140.0

"EPA RAC 10"(5)            1998-2008       100.0           -             -             -             100.0
                                          ------       -------          -----         -----         ------

        Total                             $746.0        $148.6         $18.5          $4.1          $574.8
                                          ======       =======          =====         =====         ======



                                   Competition

         The industry is highly fragmented and very competitive. As a result, in each specific market area the Company competes with many engineering and consulting firms, several of which are substantially larger than the Company and possess greater financial resources. No firm currently dominates any significant portion of the Company's market areas. Competition is based on quality of service, expertise, price, reputation, and local presence, or the ability to provide services globally. The Company believes that it competes favorably with respect to each of these factors in the market areas it serves.

-----------------

The names of the clients and the complete titles of the contracts listed in the table above are:

1.   Department   of  the  Air  Force,   McClellan   Environmental   Remediation
     Implementation Contract.

2.   Department  of the Navy,  Comprehensive  Long-Term  Environmental  Action -
     Navy.

3. Department of the Air Force, McClellan Remedial Systems Operations and Maintenance Services.

4. United States Environmental Protection Agency, Response Action Contract, Region 9.

5. United States Environmental Protection Agency, Response Action Contract, Region 10.

                                    Employees

         The Company has approximately 6,600 employees, many of whom hold advanced or technical degrees and have extensive experience in a variety of disciplines applicable to the Company's business. The Company also employs, at various times on a temporary basis, up to several hundred additional persons to meet contractual requirements. Nineteen of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a strike or work stoppage. The Company believes that employee relations are good.

ITEM 2.   PROPERTIES

         The Company leases office space in 130 principal locations throughout the world. Most of the leases are written for a minimum term of three years with options for renewal, sublease rights, and allowances for improvements. Significant lease agreements expire at various dates through the year 2007. The Company believes that its current facilities are sufficient for the operation of its business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1998.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Position Held                                       Age
----                               -------------                                       ---
Martin M. Koffel.............Chief Executive Officer, President                         59
                              and Director of the Company
                              from May 1989; Chairman of the
                              Board from June 1989.

Kent P. Ainsworth............Executive Vice President from April 1996,                  52
                              Vice President and Chief Financial Officer
                              of the Company from January 1991;
                              Secretary of the Company
                              from May, 1994.

Robert L. Costello . . . . Executive Vice President, URS Greiner                        47
                              Woodward Clyde ("URSGWC"),
                              the Company's principal operating division,
                              since November 1998; Executive Vice
                              President, URS Greiner ("URSG"), the
                              Company's former principal operating division,
                              from November 1997 to October 1998;
                              President of Greiner Engineering, Inc., a
                              division of the Company from April 1996 to
                              to October 1997; Vice President and
                              Director of the Company since
                              April 1996; President and Chief Executive
                              Officer of Greiner Engineering, Inc., from
                              August 1995 to March 1996 and Director of same
                              August 1995 to March 1996; President and
                              Chief Operating Officer of same from
                              February 1994 to August 1995;
                              Executive Vice President and
                              Chief Financial Officer of same from
                              August 1988 to August 1994.







Name                               Position Held                                       Age
----                               -------------                                       ---

Joseph Masters...............Vice President and General Counsel                        42
                               of the Company since July 1997,
                               Vice President, Legal, from
                               April 1994 to June 1997; Vice President
                               and Associate General Counsel of
                               URS Consultants, Inc. from
                               May 1992 to April 1994;
                               outside counsel to the Company
                               from January 1990 to May 1992.


Irwin L. Rosenstein . . .  President of URSGWC, the Company's                           62
                               principal operating division, since November
                               1998; President of URSG from November
                               1997 to October 1998, President of
                               URS Consultants, Inc., the Company's
                               former principal  operating  division,
                               from February  1989 to November  1997;
                               Director of the Company since February
                               1989;  Vice  President  of the Company
                               since 1987.

Jean-Yves Perez . . . . . . Director of the Company and Executive                       53
                               Vice President of URSGWC, the
                               Company's principal operating division,
                               since November 1998; President of
                               Woodward-Clyde Group, Inc. ("W-C"),
                               a division of the Company from November 1997
                               to  October  1998;   Director  of  the
                               Company since November 1997; President
                               and  Chief  Executive  Officer  of W-C
                               from 1987 to October 1997.


                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The shares of the Company's common stock are listed on the New York Stock Exchange and the Pacific Exchange (under the symbol "URS"). At December 18, 1998, the Company had approximately 3,000 stockholders of record. The following table sets forth the high and low closing sale prices of the Company's common stock, as reported by The Wall Street Journal for the periods indicated.

                                                           MARKET PRICE
                                                  ------------------------------
                                                    LOW                   HIGH
                                                    ---                   ----
Fiscal Period:
    1997:
        First Quarter                             $  7.75                $ 10.38
        Second Quarter                            $  9.50                $ 10.88
        Third Quarter                             $  9.63                $ 15.06
        Fourth Quarter                            $ 13.13                $ 18.81
     1998:
        First Quarter                             $ 12.13                $ 16.38
        Second Quarter                            $ 13.00                $ 16.50
        Third Quarter                             $ 16.00                $ 18.81
        Fourth Quarter                            $ 14.06                $ 17.94
    1999:
        First Quarter                             $ 17.94                $ 23.25
            (through December 18, 1998)

         The Company has not paid cash dividends since 1986 and, at the present time, management of the Company does not anticipate paying dividends in the near future. Further, the Company is precluded from paying dividends on its outstanding common stock pursuant to its senior secured revolving credit facility with its lender and the Indenture governing the 85/8% Debentures. See
Item 8, Consolidated Financial Statements and Supplementary Data, Note 8, Notes Payable and Long Term Debt and Note 11, Stockholders' Equity.


ITEM 6.   SUMMARY OF SELECTED FINANCIAL INFORMATION

         The following table sets forth selected financial data of the Company for the five years ended October 31, 1998. The data presented below should be read in conjunction with the Consolidated Financial Statements of the Company including the notes thereto.



                                              SUMMARY OF SELECTED FINANCIAL INFORMATION
                                                (In thousands, except per share data)


                                                                               Years Ended October 31,
                                               -------------------------------------------------------------------------------------
                                                 1998               1997               1996              1995                1994
                                               -------------------------------------------------------------------------------------
Income Statement Data:

Revenues                                       $805,946           $406,451           $305,470           $179,769           $164,088
                                               --------           --------           --------           --------           --------
Operating expenses:
   Direct operating                             478,640            241,002            187,129            108,845            102,500
   Indirect, general and
    administrative                              277,065            141,442            102,389             63,217             55,455
                                               --------           --------           --------           --------           --------
   Total operating expenses                     755,705            382,444            289,518            172,062            157,955
                                               --------           --------           --------           --------           --------
Operating income                                 50,241             24,007             15,952              7,707              6,133
Interest expense, net                             8,774              4,802              3,897              1,351              1,244
                                               --------           --------           --------           --------           --------
Income before income taxes                       41,467             19,205             12,055              6,356              4,889
Income tax expense                               18,800              7,700              4,700              1,300                450
                                               --------           --------           --------           --------           --------
Net income                                     $ 22,667           $ 11,505           $  7,355           $  5,056           $  4,439
                                               ========           ========           ========           ========           ========
Net income per share:
   Basic                                       $   1.51           $   1.15           $    .92           $    .72           $   .63
                                               ========           ========           ========           ========           ========
   Diluted                                     $   1.43           $   1.08           $   . 81           $    .66           $   .57
                                               ========           ========           ========           ========           ========
 Weighted average shares:
   Basic                                         14,963             10,018              8,020              7,000              7,080
   Diluted                                       15,808             10,665              9,067              7,618              7,746


                                                                                   As of October 31,
                                               -------------------------------------------------------------------------------------
                                                  1998               1997              1996               1995               1994
                                               -------------------------------------------------------------------------------------

Balance Sheet Data:

Working capital                                $130,969           $ 63,236           $ 57,570           $ 36,307           $ 33,674
Total assets                                    451,704            210,091            194,932             75,935             65,214
Total debt                                      116,016             48,049             61,263              9,999              9,270
Stockholders' equity                           $166,360           $ 77,151           $ 56,694           $ 39,478           $ 33,973



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Fiscal 1998 Compared with Fiscal 1997

           Revenues in fiscal 1998 were $805.9 million, or 98% over the amount reported in fiscal 1997. The growth in revenues is primarily attributable to the acquisition and integration of W-C, the results of which are included commencing November 1, 1997. The integration of W-C's corporate management, administration, human resources, accounting and finance, information systems and, to a lesser extent, marketing and sales functions, immediately followed the acquisition.

           Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased $237.6 million, or 99%, over the amount reported in fiscal 1997. The increase is due to the addition of the direct operating expenses of W-C and to increases in subcontractor costs and direct labor costs as well. Indirect general and administrative expenses
("IG&A") increased to $277.1 million in fiscal 1998 from $141.4 million in fiscal 1997 as a result of the addition of the W-C overhead as well as an increase in business activity. Expressed as a percentage of revenues, IG&A expenses decreased slightly from 35% in fiscal 1997 to 34% in fiscal 1998. The Company attributes this stability to the cost controls exercised by the Company. Net interest expense increased to $8.8 million in fiscal 1998 from $4.8 million in fiscal 1997 as a result of increased borrowings incurred in connection with the acquisition of W-C.

           With an effective income tax rate of 45% in 1998, the Company earned net income of $22.7 million while in 1997 net income was $11.5 million after an effective income tax rate of 40%. The increase in the effective tax rate was primarily due to the consolidation of W-C and to nondeductible goodwill, state taxes, and operating in countries outside the United States with higher tax rates. The Company earned $1.43 per share on a diluted basis in fiscal 1998 compared to $1.08 per share in fiscal 1997.

           The Company's backlog of signed and funded contracts at October 31, 1998, was $675 million as compared to $470.4 million at October 31, 1997. The value of the Company's designations was $504 million at October 31, 1998, as compared to $446 million at October 31, 1997.

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

           Direct operating expenses, which consist of direct labor and direct expenses including subcontractor costs, increased $53.9 million, or 29%, over the amount reported in fiscal 1996. The increase is due to the addition of the direct operating expenses of Greiner and to increases in subcontractor costs and direct labor costs as well. IG&A expenses increased to $141.4 million in fiscal 1997 from $102.4 million in fiscal 1996 as a result of the addition of the Greiner overhead as well as an increase in business activity. Expressed as a percentage of revenues, IG&A expenses increased slightly from 34% in fiscal 1996 to 35% in fiscal 1997. The Company attributes this stability to the cost controls exercised by the Company. Net interest expense increased to $4.8 million in fiscal 1997 from $3.9 million in fiscal 1996 as a result of increased borrowings incurred in connection with the acquisition of Greiner.

           With an effective income tax rate of 40% in 1997, the Company earned net income of $11.5 million while in 1996 net income was $7.4 million after an effective income tax rate of 39%. The Company earned $1.08 per share on a diluted basis in fiscal 1997 compared to $.81 per share in fiscal 1996.

           The Company's backlog of signed and funded contracts at October 31, 1997, was $470.4 million as compared to $399.2 million at October 31, 1996. The value of the Company's designations was $446 million at October 31, 1997, as compared to $295.9 million at October 31, 1996.

Income Taxes

           The Company currently has $4.6 million net operating loss ("NOL") carryforwards which are limited to $750,000 per year, pursuant to Section 382 of the Internal Revenue Code, related to its October 1989 quasi-reorganization. The Company also has available $7.8 million of foreign NOLs. These NOLs are available only to offset income earned in foreign jurisdictions.

           The Company has recorded deferred tax liabilities. The deferred tax liability increased primarily because of nondeductible goodwill and other liabilities related to the acquisition of W-C. The valuation allowance was increased by a net of a decrease of $260,000 due to the utilization of net operating losses and an increase of $2.1 million resulting from the W-C acquisition.


Liquidity and Capital Resources

    The Company's liquidity and capital measurements are set forth below:

                                                      October 31,
                                   ---------------------------------------------
                                        1998            1997            1996
                                   ---------------------------------------------

Working capital                    $130,969,000     $63,236,000    $57,570,000
Working capital ratio                  1.8 to 1        1.7 to 1       1.7 to 1
Average days to convert billed
   accounts receivable to cash               72              71             85
Percentage of debt to equity              69.7%           62.2%         107.7%


           Cash and cash equivalents amounted to $36.5 million at October 31, 1998, an increase of $14.4 million from the prior fiscal year-end, principally as a result of the increase in cash generated by domestic operations. During fiscal year 1998, the Company repaid debt of $83.2 million, which included scheduled principal payments on long-term debt of $12.3 million and loan payoffs of $65.2 million. The Company also funded other operating requirements.

           During fiscal 1998, cash flow provided by operating activities totaled $32 million. This represented an increase of $20 million from 1997, primarily due to the addition of W-C's contracts in process. The majority of the operating cash flow was generated by domestic operations. The Company's working capital has increased primarily due to the acquisitions of W-C and Greiner. The Company intends to satisfy its working capital needs primarily through internal cash generation.

           During fiscal 1998, the Company paid $132 million for the purchase of W-C, and incurred new borrowings of $110 million from establishing a long-term Credit Agreement with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank"). The net proceeds of the debt were incurred to fund a portion of the W-C acquisition and refinance bank debt previously incurred in the acquisition of Greiner. The Company will be expected to pay scheduled principal installments of $16.4 million on its term debt with the Bank annually through fiscal 2004. The Company expects to make such payments from internally generated cash.

           The Company is a professional services organization and, as such, is not capital intensive. Capital expenditures during fiscal years 1998, 1997, and 1996 were $12.2 million, $5.1 million, and $3 million, respectively. The expenditures were principally for computer-aided design and general purpose computer equipment to accommodate the Company's growth.

           On February 12, 1997, the Bank exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares to the Bank and additional paid-in capital of approximately $1.9 million. On February 14, 1997, various partnerships managed by Richard C. Blum & Associates, Inc. ("RCBA") exercised the 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination of cash and the cancellation of the $3 million face amount of debt drawn under the Company's line of credit with certain RCBA entities. The exercise resulted in the issuance of an additional 1,383,586 shares to the RCBA entities and additional paid-in capital of approximately $5 million.

           At October 31, 1998, the Company's senior secured revolving credit facility with the Bank provides for advances up to $40 million. Also at October 31, 1998, the Company had outstanding letters of credit totaling $3 million which reduced the amount available to the Company under its revolving credit facility to $37 million.

           The Company believes that its existing financial resources, together with its planned cash flow from operations and its existing credit facilities, will provide sufficient capital to fund its combined operations and capital expenditure needs for the foreseeable future.

Cash paid during the period for:
                                               Years Ended October 31,
                                               -----------------------
                                         1998           1997            1996
                                         ----           ----            ----
                                                   (In thousands)

Interest                               $ 7,857         $5,181          $4,142
Income taxes                           $18,398         $8,780          $6,483


Acquisitions

           In March 1996, the Company acquired all of the capital stock of Greiner for $78.8 million, comprising cash and debt of $69.3 million and 1.4 million shares of the Company's common stock.

                                                             (In thousands)
Purchase price of Greiner
  (net of prepaid loan fees of $1.6 million)                    $77,184
Fair value of assets acquired                                   (39,510)
                                                                -------
Excess purchase price over net assets acquired                  $37,674
                                                                =======


           In November 1997, the Company acquired W-C for common stock, cash, and debt of $132.4 million.

                                                             (In thousands)
Purchase price of W-C
  (net of prepaid loan fees of $4 million)                     $128,366
Fair value of assets acquired                                   (36,194)
                                                               --------
Excess purchase price over net assets acquired                 $ 92,172
                                                               ========

Factors Affecting Operating Results

     In addition to the other information included or incorporated by reference in this Form 10-K, the following factors could affect the Company's actual results:

Dependence Upon Government Programs and Contracts

         The Company derives more than 50% of its revenue from local, state and Federal government agencies. Therefore, the demand for the Company's services is directly related to legislative decisions about funding. These decisions, in turn, depend on public concern with rebuilding and expanding the nation's infrastructure and addressing various environmental problems. The Company is very dependent upon the existence of these government programs and upon its ability to participate in such programs. There is no assurance that public pressure for these programs will continue, that governments will have the available resources to fund such programs (especially in light of budget constraints), that such programs will continue to be funded even if governments have available financial resources, or that the Company will continue to be awarded contracts under such programs. More than 50% of the Company's current and anticipated work is related to government contracts. Some of these contracts are subject to renewal or extension annually, so continued work by the Company under these contracts in future periods is not assured. Contracts with government agencies are subject to termination for convenience by the agency. Contracts with government agencies that have adopted Federal Acquisition Regulations are subject to an audit of actual costs incurred and provide for upward or downward adjustment of payments if audited costs differ from billed costs.

Pricing Risks

         The Company's services are billed on a "cost-plus," "fixed-price," or "time-and-materials" basis. Under cost-plus contracts, the rates for the Company's direct and indirect costs are negotiated and fixed before work commences. Under fixed-price contracts, the entire contract price is fixed before work commences. Frequently, the Company submits proposals on extremely complex projects to be performed over several years, which makes the accurate forecasting of costs very difficult. In the past, the Company experienced low profit margins or losses on certain of both its cost-plus and fixed-price contracts because overhead and general and administrative costs were excessive and could not be factored into contract proposals. The Company subsequently reduced its overhead and general and administrative costs. However, to the extent the Company does not control overhead, general and administrative and other costs, or underestimates such costs, the Company may have low profit margins, or may incur losses.

Environmental  and  Professional  Liability  Exposure;   Adequacy  of  Insurance
Coverage

         The Company's business involves the planning, design and program and construction management of a wide variety of complex projects. If problems develop with these projects, either while under construction or after they have been completed, claims may be made against the Company alleging breach of contract or negligence in the performance of its professional services. In addition, the Company's professional services involve the planning, design and program and construction management of waste management and pollution control facilities. Federal laws, such as the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and various state and local laws, strictly regulate the handling, removal, treatment and transportation of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as those injured by hazardous substances seek recovery for personal injuries or property damage under common law theories. While the Company does not directly handle, remove, treat or transport toxic or hazardous substances, some of the Company's contracts require the Company to design systems for those functions or to subcontract for or supervise such work. The Company may therefore be exposed to claims for damages caused by environmental contamination arising from projects on which the Company has worked.

         The Company currently maintains an insurance program which includes insurance coverage for primary professional liability and errors and omissions ("E&O") claims and environmental impairment liability claims, excess E&O coverage, and both primary and excess comprehensive general liability insurance coverage, all up to specified coverage limits and with a variety of standard exclusions. While the Company believes that its insurance program currently is adequate, there can be no assurance that the Company can maintain its existing insurance coverage, that insurance coverage will be available under the Company's existing or previous insurance programs with respect to claims made against the Company, or that claims will not exceed the amount of any insurance coverage which is available.

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

Attraction and Retention of Qualified Professionals

         Whether the Company can retain and expand its staff of qualified technical professionals will help determine the Company's future success. There can be shortages of qualified technical professionals in various fields. The market for engineering and environmental professionals is competitive and there can be no assurance that the Company will be successful in attracting and retaining such professionals. In addition, the Company relies heavily upon the experience and ability of its senior executive staff and the loss of a significant portion of such individuals could have a material adverse effect on the Company.

Principal Stockholders; Concentration of Stock Ownership

         A significant portion of the Company's common stock is held by a small number of institutional investors. RCBA is the sole general partner of Richard
C. Blum & Associates, L.P. ("RCBA"), which, as the sole general partner or the investment advisor to certain entities, has voting and dispositive control with respect to an aggregate of 2,933,888 shares of common stock, or approximately 19% of the outstanding common stock. Richard C. Blum, Vice Chairman of the Board of Directors of the Company, is the majority stockholder of RCBA and directly owns 22,982 shares of common stock, is the beneficiary of a Keogh Plan which holds 2,454 shares of common stock, and holds options to purchase 10,000 shares of common stock, all of which are currently exercisable. In addition, Heartland Advisors, Inc. and FMR Corp. hold an aggregate of 3,407,995 shares of common stock, or approximately 22% of the outstanding common stock. A sale by one or more institutional investors of their common stock could materially adversely affect its market price. A significant decline in the price of the common stock due to these or other factors might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

Volatility; Market for the Shares

         The Company's common stock is listed for trading on the New York Stock Exchange and the Pacific Exchange. The stock has been thinly traded, which may have caused substantial fluctuations in its market price. Fluctuations in quarterly financial results and general economic conditions such as recessions or high interest rates may also cause the market price of the stock to fluctuate substantially.

Competition

         The architectural and engineering services industry is highly fragmented and very competitive. As a result, in each specific market area, the Company competes with many engineering and consulting firms, several of which are substantially larger than the Company and which possess greater financial resources. Competition is based upon reputation, quality of service, price, expertise and local presence.

Year 2000 Compliance

         Generally. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, before December 31, 1999, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company's Year 2000 Issues; State of Readiness. Year 2000 issues which may affect the Company fall into two basic categories:

                  1. Business Disruption Issues. In certain situations, a Year 2000 problem could interfere with the operation of the Company's business. For example, a Year 2000 problem could adversely impact: (a) the Company's ability to interface with third parties, such as receiving payments from clients or supplies from vendors on a timely basis, (b) the reliability of the Company's internal information management systems, such as accounting systems, or (c) the physical operation of systems used by the Company which have embedded technology, such as elevator and telephone systems, security systems and other physical office infrastructure. Such business disruption issues could arise from internal Year 2000 problems in software used by the Company or from external Year 2000 problems encountered by third parties.

         The Company has commenced a Year 2000 compliance program to address such issues:

         Third Party Interfaces: The Company is discussing with its clients and vendors the potential impact the Year 2000 issue will have on their systems, including possible delays in receiving payment from clients resulting from Year 2000 problems affecting such clients' accounting and payables systems. As the Company assesses these issues, it expects to develop contingency plans against such payment delays and other Year 2000 problems which may include, for example, holding additional cash reserves.

         Internal Information Systems: The Company has completed an inventory of its internal hardware and software and is currently performing a Year 2000 readiness assessment and impact analysis for these systems. Year 2000 issues for many of the Company's critical internal information systems have been or are being addressed as part of the previously planned upgrade of such systems following the Company's acquisition of W-C. For example, the Company believes that its e-mail software is currently Year 2000 compliant and anticipates that in the near future its upgraded company-wide accounting and financial reporting system and its payroll and human resources system will be Year 2000 compliant.

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

         2. Client Deliverables. A limited number of projects undertaken by the Company include the specification of computer-based components as part of the work delivered to clients, and an even fewer number of projects involve the actual development of software and hardware. The Company is implementing a plan of action related to such client deliverables, which includes developing an inventory of affected projects and contacting affected clients and offering assistance with their Year 2000 compliance issues. However, because the Company generally has not manufactured or designed this hardware or software, it anticipates that the responsibility for any Year 2000 problems associated with these deliverables ultimately will rest with the hardware or software manufacturer. The Company also has drafted contract clauses to address Year 2000 issues which have been distributed to all officers with contracting authority for insertion in the Company's future client contracts.

         Costs. The Company has not incurred substantial incremental costs in connection with its Year 2000 compliance programs. For example, the Company has been working on integrating its internal information management systems after the acquisition of W-C regardless of the Year 2000 issue and did not accelerate the replacement of such systems due to Year 2000 compliance issues. The Company has, however, devoted internal resources and hired some external resources to assist with the implementation and monitoring of its Year 2000 compliance programs. Such costs are not significant.

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

         The costs of the Company's Year 2000 compliance programs and the timetable on which the Company plans to complete such programs are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of URS Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                /s/ PricewaterhouseCoopers L.L.P.
                               --------------------------------------------
                               PRICEWATERHOUSECOOPERS L.L.P



San Francisco, California
December 18, 1998


                                                  URS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)
                                                                                                                 October 31,
                                                                                                          --------------------------
                                                                                                           1998              1997
                                                                                                           -----             -----
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                                              $  36,529         $  22,134
  Accounts receivable, including retainage amounts of $16,101 and $9,191,  less
        allowance for doubtful accounts of $7,206 and $1,488                                               161,742            80,251
  Costs and accrued earnings in excess of billings on contracts in process, less
       allowance for losses of $6,896 and $1,838                                                            77,881            37,741

  Deferred income taxes                                                                                         --             3,843
  Prepaid expenses and other assets                                                                         10,033             2,885
                                                                                                          --------          --------
    Total current assets                                                                                   286,185           146,854
 Property and equipment at cost, net                                                                        29,517            17,848
 Goodwill, net                                                                                             129,748            42,485
 Other assets                                                                                                6,254             2,904
                                                                                                          --------          --------
                                                                                                          $451,704          $210,091
                                                                                                          ========          ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Long-term debt, current portion                                                                       $  16,400         $   4,775
   Notes payable                                                                                             1,943                --
   Accounts payable                                                                                         37,236            20,198
   Accrued salaries and wages                                                                               34,797            17,769
   Accrued expenses and other                                                                               29,385            17,863
   Billings in excess of costs and accrued earnings on contracts in process                                 35,455            23,013
                                                                                                          --------          --------
     Total current liabilities                                                                             155,216            83,618
  Long-term debt                                                                                            94,957            41,448
  Deferred income taxes                                                                                      5,377                --
  Deferred compensation and other                                                                           29,794             7,874
                                                                                                          --------          --------
     Total liabilities                                                                                     285,344           132,940
                                                                                                          --------          --------
 Commitments and contingencies (Note 10)
 Stockholders' equity:
   Common shares, par value $.01; authorized 20,000 shares;
     issued 15,206 and 10,741 shares, respectively                                                             152               107
   Treasury stock                                                                                            (287)             (287)
   Additional paid-in capital                                                                              117,842            51,085
   Retained earnings since February 21, 1990, date of quasi-reorganization                                  48,653            26,246
                                                                                                          --------          --------
      Total stockholders' equity                                                                           166,360            77,151
                                                                                                          --------          --------
                                                                                                          $451,704          $210,091
                                                                                                          ========          ========

                                           See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                      Years Ended October 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
Revenues                                        $805,946    $406,451    $305,470
                                                --------    --------    --------
Expenses:
  Direct operating                               478,640     241,002     187,129
  Indirect, general and administrative           277,065     141,442     102,389
  Interest expense, net                            8,774       4,802       3,897
                                                --------    --------    --------
                                                 764,479     387,246     293,415
                                                --------    --------    --------
Income before taxes                               41,467      19,205      12,055
Income tax expense                                18,800       7,700       4,700
                                                --------    --------    --------
Net income                                      $ 22,667    $ 11,505    $  7,355
                                                ========    ========    ========
Net income per share:
  Basic                                         $   1.51    $   1.15    $    .92
                                                ========    ========    ========
  Diluted                                       $   1.43    $   1.08    $    .81
                                                ========    ========    ========









                 See Notes to Consolidated Financial Statements



                                                  URS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (In thousands)

                                                    Common Shares                         Additional                      Total
                                                 ----------------------      Treasury       Paid-in       Retained     Stockholders'
                                                  Number        Amount        Stock         Capital       Earnings       Equity
                                                 --------      --------      --------       --------      --------       --------
Balances, October 31, 1995                          7,167      $     71      $   (287)      $ 31,791      $  7,901       $ 39,476
Employee stock purchases                               72             1          --              399          --              400
Issuance of 1,401,983
  shares in connection with
  the Greiner acquisition                           1,401            14          --            9,449          --            9,463
Quasi-reorganization
 NOL carryforward                                    --            --            --              255          (255)          --
Net income                                           --            --            --             --           7,355          7,355
                                                 --------      --------      --------       --------      --------       --------
Balances, October 31, 1996                          8,640            86          (287)        41,894        15,001         56,694
Employee stock purchases                              282             3          --            2,026          --            2,029
Issuance of 1,819,148
  shares in connection with the
  exercise of warrants                              1,819            18          --            6,905          --            6,923
Quasi-reorganization
 NOL carryforward                                    --            --            --              260          (260)          --
Net income                                           --            --            --             --          11,505         11,505
                                                 --------      --------      --------       --------      --------       --------
Balances, October 31, 1997                         10,741           107          (287)        51,085        26,246         77,151
Employee stock purchases                              420             4          --            4,601          --            4,605
Issuance of 4,044,804
  shares in connection with
  the Woodward-Clyde acquisition                   4 ,045            41          --           61,896          --           61,937
Quasi-reorganization
 NOL carryforward                                    --            --            --              260          (260)          --
Net income                                           --            --            --             --          22,667         22,667
                                                 --------      --------      --------       --------      --------       --------
Balances, October 31, 1998                         15,206      $    152      $   (287)      $117,842      $ 48,653       $166,360
                                                 ========      ========      ========       ========      ========       ========




                                           See Notes to Consolidated Financial Statements




                                                URS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                                         (In thousands)
                                                                                                   Years Ended October 31,
                                                                                          ------------------------------------------
                                                                                             1998           1997             1996
                                                                                             ----           ----             ----
Cash flows from operating activities:
  Net income                                                                              $  22,667       $  11,505       $   7,355
                                                                                          ---------       ---------       ---------
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation and amortization                                                              14,556           7,927           5,295
  Allowance for doubtful accounts and losses                                                 (2,351)          1,540          (3,596)
  Changes in current assets and liabilities:
  Accounts receivable and costs and accrued earnings in excess
    of billings on contracts in process                                                     (12,961)        (14,193)        (14,539)
  Prepaid expenses and other assets                                                          (4,730)            461           1,411
  Accounts payable, accrued salaries and wages and accrued
    expenses                                                                                  2,186           3,426           6,777
  Billings in excess of costs and accrued earnings on contracts in process                       23           4,839          18,174
  Deferred income taxes                                                                      12,695             322          (4,164)
  Other, net                                                                                   --            (3,292)          7,801
                                                                                          ---------       ---------       ---------
  Total adjustments                                                                           9,418           1,030          17,159
                                                                                          ---------       ---------       ---------
   Net cash provided by operating activities                                                 32,085          12,535          24,514
                                                                                          ---------       ---------       ---------
Cash flows from investing activities:
  Payment for business acquisition, net of cash acquired                                    (36,937)           --           (56,354)
  Capital expenditures                                                                      (12,201)         (5,127)         (2,962)
                                                                                          ---------       ---------       ---------
   Net cash (used) by investing activities                                                  (49,138)         (5,127)        (59,316)
                                                                                          ---------       ---------       ---------
Cash flows from financing activities:

 Proceeds from issuance of debt                                                             110,000            --            50,000
 Principal payments on long-term debt                                                       (83,157)        (13,568)         (2,056)
 Proceeds from sale of common shares                                                          2,622           1,028             389
 Proceeds from exercise of stock options                                                      1,983           1,001              11
 Proceeds from exercise of warrants                                                            --             3,895            --
 Other, net                                                                                    --              --                (8)
                                                                                          ---------       ---------       ---------
  Net cash provided (used) by financing activities                                           31,448          (7,644)         48,336
                                                                                          ---------       ---------       ---------
Net increase (decrease) in cash                                                              14,395            (236)         13,534
Cash at beginning of year                                                                    22,134          22,370           8,836
                                                                                          ---------       ---------       ---------
Cash at end of year                                                                       $  36,529       $  22,134       $  22,370
                                                                                          =========       =========       =========


                                         See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

         The consolidated financial statements include the accounts of URS Corporation and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements account for the acquisition of Greiner Engineering, Inc. ("Greiner") and Woodward-Clyde Group, Inc. ("W-C") in March, 1996 and November, 1997, respectively, as purchases. See Note 3, Acquisitions.

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

         Costs under contracts with the United States Government are subject to government audit upon contract completion. Therefore, all contract costs, including direct and indirect, general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1989 through fiscal 1998 are subject to review by the United States Government.

Concentration of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers of customers comprising the Company's customer base and their dispersion across different business and geographic areas. As of October 31, 1998 and 1997, the Company had no significant concentrations of credit risk. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Substantially all cash balances are held in one financial institution and at times exceed federally insured limits.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

         Carrying amounts of certain of the Company's financial instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of long-term debt approximate fair value.

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

Property and Equipment

         Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any gain or loss on disposal is included in income. Depreciation is provided on the straight-line method using composite estimated lives ranging from 5 to 10 years for property and equipment. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Income Per Common Share

         The Company  has  adopted the  provisions  of  Statement  of  Financial
Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective November 1, 1997. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. All prior period income per common share amounts have been restated to comply with SFAS 128.

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share data):

                                                        Years Ended October 31,
                                                     ---------------------------
                                                      1998      1997       1996
                                                      ----      ----       ----
Numerator - Basic
  Net income                                         $22,667   $11,505   $ 7,355
                                                     =======   =======   =======
Denominator - Basic
  Weighted-average common stock outstanding           14,963    10,018     8,020
                                                     =======   =======   =======
Basic income per share                               $  1.51   $  1.15   $   .92
                                                     =======   =======   =======
Numerator - Diluted
  Net income                                         $22,667   $11,505   $ 7,355
                                                     =======   =======   =======

Denominator - Diluted
  Weighted-average common stock outstanding           14,963    10,018     8,020
  Effect of dilutive securities:
       Stock options                                     845       647     1,047
                                                     -------   -------   -------
                                                      15,808    10,665     9,067
                                                     =======   =======   =======
Diluted income per share                             $  1.43   $  1.08   $   .81
                                                     =======   =======   =======

         Stock options to purchase 199,535 shares of common stock at prices ranging from $7.38 to $31.25 per share were outstanding at October 31, 1996, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

         Stock options to purchase 13,525 shares of common stock at prices ranging from $13.63 to $31.25 per share were outstanding at October 31, 1997, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

         Stock options to purchase 7,000 shares of common stock at prices ranging from $16.13 to $31.25 per share were outstanding at October 31, 1998, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

Industry Segment Information

         The Company's single business segment, consulting, provides engineering and architectural services to local and state governments, the Federal government, the private sector and international businesses. The Company's services are primarily utilized for planning, design and program and construction management of infrastructure projects.

         The Company's revenues from local, state and Federal government agencies, private businesses and internationally for the last three fiscal years are as follows:

                                                                         Years Ended October 31,
                                           -----------------------------------------------------------------------------
                                                   1998                          1997                        1996
                                           -----------------------------------------------------------------------------
                                                                            (In thousands)
Domestic:
  Local and state agencies                 $346,072         43%           $255,423        63%         $198,472       56%
  Federal agencies                          116,340         14              67,042        17            64,226       33
  Private businesses                        288,067         36              83,986        20            42,772       11
International                                55,467          7                -           -              -           -
                                           --------        ---            --------       ---          --------      ---
  Total                                    $805,946        100%           $406,451       100%         $305,470      100%
                                           ========        ===            ========       ===          ========      ===


Adoption of Statements of Financial Accounting Standards

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 effective for its fiscal year beginning November 1, 1998. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company does not expect that adoption of SFAS 131 will have a material adverse effect on its financial position or results of operations.

             In June 1998,  the FASB issued  Statement of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 effective for its fiscal quarter and year ending October 31, 1999. The Company does not believe that adoption of SFAS 133 will have a material adverse effect on its financial position or results of operations.

Reclassifications

         Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation with no effect on net income as previously reported.


NOTE 2.   QUASI-REORGANIZATION

         In conjunction with a restructuring completed in fiscal year 1990, the Company, with the approval of its Board of Directors, implemented a quasi-reorganization effective February 21, 1990 and revalued certain assets and liabilities to fair value as of that date.

         The fair values of the Company's assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying value and no further adjustment of historical bases was required. No assets were written-up in conjunction with the revaluation. As part of the quasi-reorganization, the deficit in retained earnings of $92.5 million was eliminated against additional paid-in capital. The balance in retained earnings at October 31, 1998, represents the accumulated net earnings subsequent to the date of the quasi- reorganization.

NOTE 3.   ACQUISITIONS

         During the year ended October 31, 1996, the Company acquired Greiner for an aggregate purchase price of $78.8 million, comprising cash and debt of $69.3 million and 1.4 million shares of the Company's common stock. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of Greiner are included in the Company's results of operations from the date of purchase.


The purchase price consisted of:
                                                                                                 (In thousands)
     Cash paid                                                                                      $19,321
     Term debt                                                                                       50,000
     Common stock                                                                                     9,463
                                                                                                    -------
                                                                                                    $78,784
                                                                                                    =======
      The purchase price of Greiner (net of prepaid loan fees of $1.6 million)                      $77,184
      Fair value of assets acquired                                                                 (39,510)
                                                                                                    -------
      Excess purchase price over net assets acquired (goodwill)                                     $37,674
                                                                                                    =======

          During the year ended October 31, 1998, the Company acquired W-C for an aggregate purchase price of $132.4 million, comprising cash of $39.2 million, assumption of debt, and 4 million shares of the Company's common stock.

         The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of W-C are included in the Company's results of operations from the date of purchase.

The purchase price consisted of:

                                                                                                        (In thousands)
   Cash paid                                                                                              $ 39,232
   Term debt                                                                                                31,198
   Common stock                                                                                             61,936
                                                                                                          --------
                                                                                                          $132,366
                                                                                                          ========
  The purchase price of W-C (net of prepaid loan fees of $4 million)                                      $128,366
  Fair value of assets acquired                                                                            (36,194)
                                                                                                          --------
  Excess purchase price over net assets acquired (goodwill)                                               $ 92,172
                                                                                                          ========


         The following unaudited pro forma summary presents the consolidated results of operations as if the W-C acquisition had occurred at the beginning of fiscal year end October 31, 1997, and does not purport to indicate what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

         Fiscal Year Ended October 31:

                                                   1997
                                                   ----
                                    (In thousands, except per share data)

         Revenues                                $753,430

         Net income                              $ 16,211

         Net income per share                    $   1.09

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             October 31,
                                                             -----------
                                                        1998             1997
                                                        ----             ----
                                                            (In thousands)

Equipment                                             $ 55,628         $ 29,871
Furniture and fixtures                                  17,417            5,335
Leasehold improvements                                   7,773            2,249
                                                      --------         --------
                                                        80,818           37,455
Less: accumulated depreciation
   and amortization                                    (51,301)         (19,607)
                                                      --------         --------
Net property and equipment                            $ 29,517         $ 17,848
                                                      ========         ========

NOTE 5.   GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 1998 and 1997, was $14.8 million and $9.7 million, respectively. Goodwill is amortized on the straight-line method over 30 years.

NOTE 6.   INCOME TAXES

         The components of income tax expense applicable to the operations each year are as follows:
                                                   Years Ended October 31,
                                          --------------------------------------
                                          1998            1997            1996
                                          ----            ----            ----
                                                     (In thousands)

Current:
 Federal                                 $11,170        $ 7,580         $ 5,020
 State and local                           1,920          1,860           1,560
 Foreign                                     220           --              --
                                         -------        -------         -------
   Subtotal                               13,310          9,440           6,580
                                         -------        -------         -------
Deferred:
 Federal                                   5,320         (1,450)         (1,320)
 State and local                             170           (290)           (560)
                                         -------        -------         -------
   Subtotal                                5,490         (1,740)         (1,880)
                                         -------        -------         -------
Total tax provision                      $18,800        $ 7,700         $ 4,700
                                         =======        =======         =======

         As of October 31, 1998, the Company has available net operating loss ("NOL") carryforwards for Federal income tax and financial statement purposes of $4.6 million. The Company's NOL utilization is limited to $750,000 per year pursuant to section 382 of the Internal Revenue Code, related to the Company's October 1989 quasi-reorganization. The Company also has available $7.8 million of foreign NOLs. These NOLs are available only to offset income earned in foreign jurisdictions.

         While the Company had available NOL carryforwards which partially offset otherwise taxable income for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax.

         The significant components of the Company's deferred tax assets and liabilities as of October 31 are as follows:

     Deferred tax assets/(liabilities) - due to:
                                                           1998          1997
                                                           ----          ----
                                                              (In thousands)

         Allowance for doubtful accounts                 $    861      $    400
         Other accruals and reserves                       14,425         6,620
         Net operating loss                                 4,330         1,840
                                                         --------      --------
                 Total                                     19,616         8,860
         Valuation allowance                               (4,330)       (2,460)
                                                         --------      --------
         Deferred tax asset                                15,286         6,400
                                                         --------      --------
         Accrual to cash                                   (4,384)         --
         Revenue retentions                                (3,614)         --
         Acquisition liabilities                           (3,097)         --
         Other                                             (5,436)         --
         Deferred gain and unamortized bond premium        (1,269)       (1,447)
         Mark to market                                    (2,645)         --
         Depreciation and amortization                       (218)       (1,110)
                                                         --------      --------
         Deferred tax liability                           (20,663)       (2,557)
                                                         --------      --------
         Net deferred tax asset/(liability)              $ (5,377)     $  3,843
                                                         ========      ========


         The net  change in the total  valuation  allowance  for the year  ended
October 31, 1998 was a decrease of $260,000 due to the utilization of net operating losses and an increase of $2.1 million resulting from the W-C acquisition.


         The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                                         Years Ended October 31,
                                                             ----------------------------------------------
                                                                 1998              1997              1996
                                                                 ----              ----              ----
                                                                            (In thousands)

Federal income tax expense based upon
  Federal statutory tax rate of 35%                          $ 14,520             $6,720            $4,100
Nondeductible goodwill amortization                             1,460                620               400
Nondeductible expenses                                            830                480               240
NOL carryforwards utilized                                       (260)              (260)             (250)
State taxes, net of Federal benefit                             1,890              1,120               660
Adjustment due to change in Federal and state rates              (420)              (610)                -
Utilization of deferred tax allowance and other
  adjustments                                                     780               (370)             (450)
                                                              -------             -------            -----
 Total taxes provided                                         $18,800             $7,700            $4,700
                                                              =======             ======            ======


NOTE 7.   RELATED PARTY TRANSACTIONS

         Interest paid to related parties was $131,068 and $260,712 in fiscal 1997 and 1996, respectively. See Note 8, Notes Payable and Long-Term Debt.

         The Company has agreements for business consulting services to be provided by Richard C. Blum & Associates, Inc. ("RCBA") and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $90,000 and $60,000 to RCBA and Richard C. Blum, respectively, during each of fiscal 1998, 1997 and 1996. Richard C. Blum also received an additional cash amount of $21,500, $15,000 and $23,000 for his services as a Director of the Company in fiscal 1998, 1997 and 1996, respectively.

NOTE 8.   NOTES PAYABLE AND LONG-TERM DEBT

Notes payable to banks consist of the following:
                                                                  October 31,
                                                              ------------------
                                                              1998         1997
                                                              ----         ----
                                                                (In thousands)

Foreign collateralized lines of credit                        $920         $ --
                                                              ====         =====

         The Company maintains two foreign lines of credit which are collateralized by assets of foreign subsidiaries having a carrying value of approximately $4.7 million at October 31, 1998. The interest rates for both of the foreign lines of credit was the prime commercial rate plus .75% consistent with market conditions in the respective countries at October 31, 1998. The approximate weighted average interest rates on the foreign lines of credit ranged from 7.38% to 9.75% at October 31, 1998.

 Long-term debt consists of the following:
                                                                                      October 31,
                                                                             -----------------------------
                                                                               1998                  1997
                                                                               ----                  ----
                                                                                    (In thousands)
Third party:
Bank term loan, payable in quarterly installments                             $97,778               $35,655

6 1/2% Convertible Subordinated Debentures due
2012 (net of bond issue costs of $34 and $36)                                   2,003                 2,108

85/8% Senior  Subordinated  Debentures  due 2004 (net of discount and bond issue costs of $3,162 and $3,437)
(effective interest rate on date of
restructuring was 25%)                                                          3,293                 3,018

10.95% note payable, due in annual installments
through 2001 (net of issue costs of $52)                                        1,951                     -
Obligations under capital leases                                               10,071                 7,268
                                                                             --------               -------
                                                                              115,096                48,049
Less:
 Current maturities of long-term debt                                          16,501                 4,775
 Current maturities of notes payable                                              599                     -
 Current maturities of capital leases                                           3,039                 1,826
                                                                             --------               -------
                                                                             $ 94,957               $41,448
                                                                             ========               =======



         At October 31, 1998, the Company's senior secured revolving credit facility with Wells Fargo Bank, N.A. (the "Bank") provides for advances up to $40 million and expires October 31, 2003. Borrowings on the revolving credit facility bear interest at the option of the Company based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At October 31, 1998, the interest rate was based on the London Interbank Offered Rate ("LIBOR") of 5.97%, plus a spread of 1.395% . At October 31, 1998, the Company had outstanding letters of credit totaling $3 million which reduced the amount available to the Company under its revolving credit facility to $37 million.

         Also at October 31, 1998, the Company had outstanding with the Bank $97.8 million of senior secured term loans payable over seven years beginning October 1997. The loans bear interest based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At October 31, 1998, the interest rate was based on the LIBOR of 5.97%, plus a spread of 1.375%.

Related Parties

         On February 12, 1997, the Bank exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares to the Bank and an additional paid-in capital of approximately $1.9 million.

         On February 14, 1997, various partnerships managed by RCBA exercised 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination $2 million of cash and the cancellation of the $3 million amount of debt drawn under the Company's line of credit with certain RCBA entities. The exercise resulted in the issuance of an additional 1,383,586 shares to the RCBA entities. These equity transactions are reflected in the Company's financial statements.

Debentures

         The Company's 6-1/2% Convertible Subordinated Debentures due 2012 are convertible into the Company's common shares at the rate of $206.30 per share. Sinking fund payments calculated to retire 70% of the debentures prior to maturity began in February 1998. Interest is payable semiannually in February and August. Interest is payable semiannually in January and July on the Company's 8-5/8% Senior Subordinated Debentures due 2004 ("8-5/8% Debentures"). Both the 6-1/2% Convertible Subordinated Debentures and the 8-5/8% Debentures are subordinate to all debt to the Bank.

Maturities

         The amounts of long-term debt outstanding at October 31, 1998, maturing in the next five years are as follows:

                                      (In thousands)

            1999                        $17,101
            2000                         17,114
            2001                         17,239
            2002                         16,501
            2003                         16,501
            Thereafter                   20,569

Amounts payable under capitalized lease agreements are excluded from the above table.

NOTE 9.       OBLIGATIONS UNDER LEASES

         Total rental expense included in operations for operating leases for the fiscal years ended October 31, 1998, 1997 and 1996, amounted to $30.6 million, $14.9 million and $10.9 million, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2007.

         Obligations under noncancelable lease agreements are as follows:

                                                   Capital        Operating
                                                   Leases         Leases
                                                   -------        ---------
                                                      (In thousands)
     1999                                          $ 3,239          $22,443
     2000                                            2,561           19,455
     2001                                            2,315           14,767
     2002                                            1,445           10,341
     2003                                              511            6,769
     Thereafter                                       -              10,718
                                                   -------          -------

     Total minimum lease payments                  $10,071          $84,493
                                                                    =======

     Less amounts representing
      interest                                       1,978
                                                     -----
     Present value of net minimum
      lease payments                               $ 8,093
                                                   =======


NOTE 10.   COMMITMENTS AND CONTINGENCIES

         Currently, the Company has $51 million per occurrence and $52 million aggregate commercial general liability insurance coverage. The Company is also insured for professional errors and omissions ("E&O") and contractor pollution liability ("CPL") claims with an aggregate limit of $50 million after a self-insured retention of $.5 million. The E&O and CPL coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain this policy, it will have no coverage under the policy for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain this type of coverage, but there can be no assurance that the Company can maintain its existing coverage, that claims will not exceed the amount of insurance coverage or that there will not be claims relating to prior periods that were subject only to "claims made" coverage.

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

NOTE 11.   STOCKHOLDERS' EQUITY

         Declaration of dividends, except common stock dividends, is restricted by the senior secured credit facility with the Bank and the Indenture governing the 8-5/8% Debentures. Further, declaration of dividends may be precluded by existing Delaware law.

         On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan ("1991 Plan"). The 1991 Plan provides for the grant not to exceed 3,250,000 Restricted Shares, Stock Units and Options. As of October 31,1998, the Company had issued 96,200 shares of Restricted Stock under the 1991 Plan.

         Under the Employee Stock Purchase Plan ("ESP Plan") implemented in September 1985, employees may purchase shares of common stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of common stock shall be the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 209,482 shares under the ESP Plan in fiscal 1998 and 140,469 shares in fiscal 1997.

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

                                                 Years Ended October 31,
                                                 -----------------------
                                              1998          1997          1996
                                              ----          ----          ----
                                           (In thousands, except per share data)

Net income:            As reported          $22,667        $11,505       $7,355
                       Pro forma            $22,343        $11,237       $7,223

Basic earnings         As reported          $  1.51        $  1.15       $  .92
 per share:            Pro forma            $  1.49        $  1.04       $  .81

Diluted earnings       As reported          $  1.43        $  1.08       $  .81
 per share:            Pro forma            $  1.41        $  1.04       $  .78


         A summary of the status of the stock options granted under the Company's 1991 Plan for the years ended October 31, 1998, 1997 and 1996, is presented below:

                                                 1998                           1997                              1996
                                       --------------------------     --------------------------      ------------------------------


                                                        Weighted-                      Weighted-                          Weighted-
                                                        Average                        Average                            Average
                                                        Exercise                       Exercise                           Exercise
                                         Shares           Price          Shares          Price           Shares            Price
                                         ------           -----          ------          -----           ------            -----
Outstanding at beginning of
   year                                1,508,280         $  7.70       1,382,434        $  6.64        1,160,900           $6.61
Granted                                  644,500         $ 14.63         280,000        $ 10.63          242,900           $6.76
Exercised                                (98,356)        $  7.07       (138,287)        $  7.52          (2,000)           $5.63
Forfeited                               ( 23,330)        $ 14.40        (15,867)        $  7.68         (19,366)           $6.89
                                       ---------                       ----------                      ---------
Outstanding at end of year             2,031,094         $ 11.12       1,508,280        $  7.70        1,382,434           $6.64
                                       =========                       =========                       =========

Options exercisable at year-           1,154,388         $  6.96       1,064,683        $  6.50        1,029,733           $6.66
   end

Weighted-average fair value
   of options granted during
   the year                                $3.55                           $3.30                           $2.02


         The following table summarizes information about stock options outstanding at October
31, 1998:

                                            Outstanding                                                    Exercisable
------------------------------------------------------------------------------------------     -------------------------------------
                                             Weighted-Average
     Range of               Number              Remaining               Weighted-Average          Number          Weighted-Average
  Exercise Prices        Outstanding         Contractual Life            Exercise Price         Exercisable         Exercise Price
  ---------------        -----------         ----------------            --------------         -----------         --------------
  $3.00 - $8.00            1,017,650             5.5  years                  $  6.00              955,111               $5.94

  $8.01 - $17.06           1,013,444             8.7  years                  $ 13.11              199,277               $9.71
                          ----------                                                           ----------
                           2,031,094                                                            1,154,388
                          ==========                                                           ==========



         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      1998                    1997                   1996
                                      ----                    ----                   ----
Risk-free interest rates        4.43 % -  5.79%           5.81% - 6.53%          5.46% - 6.53%

Expected life                       4 years                  4 years                4 years

Volatility                           28.30%                   24.73%                24.73%

Expected dividends                   None                     None                   None


NOTE 12.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
                                                   Years Ended October 31,
                                             ----------------------------------
                                              1998         1997        1996
                                              ----         ----        ----
                                                        (In thousands)

    Interest                                 $ 7,857       $5,181        $4,142
    Income taxes                             $18,398       $8,780        $6,483


         In February 1997, RCBA exercised certain warrants. The exercise price of these warrants was paid by a combination of $2 million of cash and the cancellation of $3 million of debt drawn under the Company's line of credit with certain RCBA entities.

         Equipment   purchased  through  capital  lease  obligations  was  $12.2 million, $4.3 million and $1.5 million for the years ended October 31, 1998, 1997 and 1996.

         In March 1996, the Company acquired all of the capital stock of Greiner for $78.8 million.

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
                                                                      =======

           In November 1997, the Company acquired all of the capital stock of W-C for $132.4 million.


                                                                  (In thousands)
 Purchase price of W-C
   (net of prepaid loan fees of $4 million)                           $128,366
 Fair value of assets acquired                                         (36,194)
                                                                      --------
 Excess purchase price over net assets acquired (goodwill)            $ 92,172
                                                                      ========


NOTE 13.   DEFINED CONTRIBUTION PLAN

           The Company has a defined contribution retirement plan under Internal Revenue Code Section 401(k). The plan covers all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. Contributions in the amount of $4.9 million, $2 million and $1.6 million were made to the plan in fiscal 1998, 1997 and 1996, respectively.


NOTE 14.  VALUATION AND ALLOWANCE ACCOUNTS

                                                                              Additions
                                                                              Charged to       Deductions
                                                             Beginning        Costs and           from        Ending
                                                              Balance          Expenses         Reserves      Balance
                                                              -------          --------         --------      -------
                                                                                    (In thousands)
October 31, 1998
 Allowances for losses and doubtful accounts                  $3,326           $11,721           $  945       $14,102
October 31, 1997
 Allowances for losses and doubtful accounts                  $4,866           $   995           $2,535       $ 3,326
October 31, 1996
 Allowances for losses and doubtful accounts                  $1,270           $ 4,679           $1,083       $ 4,866

         The allowance for losses and doubtful accounts increased significantly in fiscal 1998 due to the acquisition of W-C.

NOTE 15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal 1998 and 1997 is summarized as follows:

                                            Fiscal 1998 Quarters Ended
                                 -----------------------------------------------
                                  Jan. 31      Apr. 30      July 31      Oct. 31
                                 --------     --------     --------     --------
                                     (In thousands, except per share data)

Revenues                         $186,156     $195,182     $207,484     $217,124
Operating income                    9,578       11,416       14,271       14,976
Net income                       $  4,169     $  4,943     $  6,389     $  7,166
Income per share:
  Basic                          $    .28     $    .33     $    .43     $    .47
                                 ========     ========     ========     ========
  Diluted                        $    .27     $    .31     $    .40     $    .45
                                 ========     ========     ========     ========
Weighted-average
   number of shares                15,632       15,723       15,970       15,961
                                 ========     ========     ========     ========


                                            Fiscal 1997 Quarters Ended
                                 -----------------------------------------------
                                  Jan. 31      Apr. 30      July 31      Oct. 31
                                 --------     --------     --------     --------
                                     (In thousands, except per share data)

Revenues                         $ 95,541     $ 99,759     $100,196     $110,955
Operating income                    5,081        5,458        6,280        7,188
Net income                       $  2,196     $  2,457     $  3,181     $  3,671
Income per share:
 Basic                           $    .26     $    .24     $    .30     $    .35
                                 ========     ========     ========     ========
 Diluted                         $    .25     $    .22     $    .28     $    .33
                                 ========     ========     ========     ========
Weighted-average
  number of shares                  8,784       11,171       11,294       11,126
                                 ========     ========     ========     ========

         Operating income represents continuing operations before interest income and interest expense.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.          EXECUTIVE OFFICERS AND DIRECTORS

         Incorporated by reference from the information under the captions "Election of Directors" and "Compliance with Section 16(a) of Securities Exchange Act" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 23, 1999 and from Item 4a -- "Executive Officers of the Registrant" in Part I.

ITEM 11.           EXECUTIVE COMPENSATION

         Incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 23, 1999.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

         Incorporated by reference from the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on March 23, 1999.

 ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated  by  reference  from  Item  8,  Financial   Statement  and
Supplementary Data, Note 8, Notes Payable and Long-Term Debt and Note 7, Related Party Transactions.

                                     PART IV

 ITEM 14.      EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)Item 8.  Consolidated Financial Statements and
                      Supplementary Data

        Report of Independent Accountants

        Consolidated Balance Sheets
          October 31, 1998 and October 31, 1997

        Consolidated Statements of Operations
          For the years ended October 31, 1998, 1997 and 1996

        Consolidated Statements of Changes in Stockholders' Equity For the years ended October 31, 1998, 1997 and 1996

        Consolidated  Statements  of Cash Flows For the years ended  October 31,
          1998, 1997 and 1996

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

      4.1 Indenture, dated as of February 15, 1987, between the Company and First Interstate Bank of California, Trustees, relating to $57.5 million of the Company's 6 1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-2 (Commission File No. 33-11668), and incorporated herein by reference.

      4.2 Amendment Number 1 to Indenture governing 6-1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between the Company and First Interstate Bank of California, Trustee, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-1 (Commission File No. 33-56296) (the "1990 Form S-1"), and incorporated herein by reference.

      4.3 Indenture, dated as of March 16, 1989, between the Company and MTrust Corp., National Association, Trustee relating to the Company's 8-5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to the Company's Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189), and incorporated herein by reference.

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

      10.1 Incentive Compensation Plan of the Company, approved by the Board of Directors on December 17, 1998, subject to the approval of the Company's stockholders. FILED HEREWITH.

      10.2 1991 Stock Incentive Plan of the Company, as amended effective December 18, 1997, filed as Appendix A to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, filed with the SEC on February 17, 1998 (the "1998 Proxy Statement"), and incorporated herein by reference.

      10.3 Employee Stock Purchase Plan of the Company, as amended effective December 18, 1997, filed as Appendix B to the 1998 Proxy Statement, and incorporated herein by reference.

      10.4 Non-Executive Directors Stock Grant Plan of the Company, adopted December 17, 1996, filed as Exhibit 10.5 to the 1996 Form 10-K and incorporated herein by reference.

      10.5 Selected Executive Deferred Compensation Plan of the Company, filed as Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

      10.6        1998  Incentive   Compensation  Plan  of  the  Company.  FILED
                  HEREWITH.

      10.7        1998  Incentive   Compensation  Plan  of  URS  Greiner.  FILED
                  HEREWITH.

      10.8        1998  Incentive  Compensation  Plan of  Woodward-Clyde.  FILED
                  HEREWITH.

      10.9        Non-Executive Directors Stock Grant Plan, as amended, filed as
                  Exhibit 10.1 to the Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

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

      10.12 Contingent Restricted Stock Award Agreement dated as of December 16, 1997 between the Company and Martin M. Koffel. FILED HEREWITH.

      10.13 Contingent Restricted Stock Award Agreement dated as of December 16, 1997 between the Company and Kent P. Ainsworth. FILED HEREWITH.

      10.14 Employment Agreement, dated December 16, 1991, between the Company and Martin M. Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

      10.15 Employment Agreement, dated May 7, 1991, between the Company and Kent P. Ainsworth, filed as Exhibit 10.16 to the 1991 Form 10-K and incorporated herein by reference.

      10.16 Employment Agreement, dated August 1, 1991, between URS Consultants, Inc. and Irwin L. Rosenstein, filed as Exhibit
                  10.12 to the 1991 Form 10-K and incorporated herein by reference.

      10.17 Employment Agreement, dated March 29, 1996, between Greiner, Inc. and Robert L. Costello, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended April 30, 1996 and incorporated herein by reference.

      10.18 Employment Agreement, dated November 1, 1997, between Woodward-Clyde Group, Inc. and Jean-Yves Perez, filed as
                  Exhibit 10.1 to the Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference.

      10.19 Employment Agreement, dated as of March 20, 1998, between the Company and Joseph Masters. FILED HEREWITH.

      10.20 Amendment to Employment Agreement, dated October 11, 1994, between URS Consultants, Inc., and Irwin L. Rosenstein, filed as Exhibit 10.12(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

      10.21 Amendment to Employment Agreement dated as of October 13, 1998 between the Company and Martin M. Koffel. FILED HEREWITH.

      10.22 Form of Amendment to Employment Agreement dated as of October 13, 1998 between the Company, URS Greiner Woodward-Clyde Consultants, Inc., or URS Greiner Woodward-Clyde, Inc. and each of Kent P. Ainsworth, Joseph Masters, Martin Tanzer, Irwin L. Rosenstein, Robert Costello and Jean-Yves Perez. FILED HEREWITH.

      10.23 Letter Agreement, dated February 14, 1990, between the Company and Richard C. Blum, filed as Exhibit 10.31 to the 1990 Form S-1 and incorporated herein by reference.

      10.24 Letter Agreement, dated February 14, 1990, between the Company and Richard C. Blum & Associates, Inc., filed as Exhibit 10.32 to the 1990 Form S-1 and incorporated herein by reference.

      10.25 Registration Rights Agreement, dated February 21, 1990, among the Company, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to the 1990 Form S-1 and incorporated herein by reference.

      10.26 Post-Affiliation Agreement, dated July 19, 1989, between the Company and URS International, Inc., filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference.

      10.27 Form of Indemnification Agreement filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference; dated as of May 1, 1992 between the Company and each of Messrs. Ainsworth, Blum, Koffel, Madden, Praeger, Rosenstein and Walsh; dated as of March 22, 1994 between the Company and each of Admiral Foley and Mr. Der Marderosian; dated as of March 29, 1996 between the Company and Mr. Costello; dated as of November 6, 1996 between the Company and Mr. Glynn; dated as of January 20, 1997 between the Company and Mr. Masters; and dated as of November 17, 1997 between the Company and Mr. Perez.

      10.28 Agreement and Plan of Merger dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 21, 1997 and incorporated herein by reference.

      10.29 Credit Agreement, dated as of November 14, 1997, between URS Corporation, the Financial Institutions listed therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on November 26, 1997, and incorporated herein by reference.

      21.1        Subsidiaries of the Company.  FILED HEREWITH.

      23.1        Consent of PricewaterhouseCoopers L.L.P.  FILED HEREWITH.

      24.1        Powers of Attorney of the  Company's  directors  and officers.
                  FILED HEREWITH.

      27          Financial Data Schedule (filed with electronic version only).

(b)(1)   Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 29(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      URS Corporation
                                      (Registrant)

                                      By  /s/  KENT P. AINSWORTH
                                         ---------------------------------------
                                         Kent P. Ainsworth
                                         Executive Vice President and
                                         Chief Financial Officer
                                         Dated:  January 29, 1999

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

Signature                                                     Title                            Date
---------                                                     -----                            ----

/s/ MARTIN M. KOFFEL                                         Chairman of the Board             January 29, 1999
-----------------------------------------------------        of Directors and Chief
(Martin M. Koffel)                                           Executive Officer


 /s/  KENT P. AINSWORTH                                      Executive Vice President,         January 29, 1999
-----------------------------------------------------        Chief Financial Officer
(Kent P. Ainsworth)                                          Principal Accounting
                                                             Officer and Secretary



IRWIN L. ROSENSTEIN*                                         Director                          January 29, 1999
-----------------------------------------------------
(Irwin L. Rosenstein)


RICHARD C. BLUM*                                             Director                          January 29, 1999
-----------------------------------------------------
(Richard C. Blum)


RICHARD Q. PRAEGER*                                          Director                          January 29, 1999
-----------------------------------------------------
(Richard Q. Praeger)








WILLIAM D. WALSH *                                           Director                          January 29, 1999
-----------------------------------------------------
(William D. Walsh)



RICHARD B. MADDEN*                                           Director                          January 29, 1999
-----------------------------------------------------
(Richard B. Madden)



ARMEN DER MARDEROSIAN*                                       Director                          January 29, 1999
-----------------------------------------------------
(Armen Der Marderosian)



ADM. S. ROBERT FOLEY, JR., USN (RET.)*                       Director                          January 29, 1999
-----------------------------------------------------
(Adm. S. Robert Foley, Jr., USN (Ret.))



ROBERT D. GLYNN, JR.*                                        Director                          January 29, 1999
-----------------------------------------------------
(Robert D. Glynn Jr.)



ROBERT L. COSTELLO*                                          Director                          January 29, 1999
-----------------------------------------------------
(Robert Costello)


JEAN-YVES PEREZ*                                             Director                          January 29, 1999
-----------------------------------------------------
(Jean-Yves Perez)


*By



/s/ Kent P. Ainsworth
-----------------------------------------------------
(Kent P. Ainsworth, Attorney-in-fact)
