Form 10-Q
period 1999-01-31
URS CORP /NEW/
filed 1999-03-17
CIK 102379

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1999
                                             ----------------
                                                        OR
(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

                          Commission file number 1-7567
                                                 ------

                                 URS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    94-1381538
   ------------------------------                   --------------------
    (State or other jurisdiction                      (I.R.S. Employer
        of incorporation)                            Identification No.)


       100 California Street, Suite 500
       San Francisco, California                         94111-4529
       ---------------------------------------           ----------
       (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  415-774-2700
                                                     ------------
              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at March 1, 1999
   ----------------------------                 ----------------------------
   Common stock, $.01 par value                        15,291,235

                        URS CORPORATION AND SUBSIDIARIES

         This Form 10-Q for the first quarter ended January 31, 1999 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Form 10-Q for the first quarter ended January 31, 1999 and those incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION:

         In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Basic net earnings per share computations are based upon the weighted average number of common shares outstanding during the period while diluted net earnings per share also include shares issuable under stock options that have a dilutive effect.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the quarterly period ended January 31, 1999 are not necessarily indicative of the operating results for the full year.

       Item 1.    Financial Statements (unaudited)

                  Consolidated Balance Sheets

                   January 31, 1999 and October 31, 1998......................3

                  Consolidated Statements of Operations

                   Three months ended January 31, 1999 and 1998...............4

                  Consolidated Statements of Cash Flows

                   Three months ended January 31, 1999 and 1998...............5

       Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations................................................6

PART II.          OTHER INFORMATION:

       Item 6.    Exhibits and Reports on Form 8-K............................9

                                     PART I
                              FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                   January 31,      October 31,
                          ASSETS                                                      1999             1998
                                                                                      ----             ----
                                                                                           (unaudited)
Current assets:
 Cash                                                                                $ 18,316          $ 36,529
 Accounts receivable, less allowance for
    doubtful accounts of $7,247 and $7,206                                            177,799           161,742
 Costs and accrued earnings in excess of
    billings on contracts in process, less
    allowances for losses of $7,204 and $6,896                                         89,828            77,881
 Prepaid expenses and other                                                            11,015            10,033
                                                                                     --------          --------
  Total current assets                                                                296,958           286,185

Property and equipment at cost, net                                                    27,727            29,517
Goodwill, net                                                                         128,705           129,748
Other assets                                                                            7,409             6,254
                                                                                     --------          --------
                                                                                     $460,799          $451,704
                                                                                     ========          ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt, current portion                                                     $ 16,400          $ 16,400
 Note payable                                                                           4,028             1,943
 Accounts payable                                                                      60,379            37,236
 Accrued salaries and wages                                                            16,453            34,797
 Accrued expenses and other                                                            14,556            29,385
 Billings in excess of costs and accrued earnings on
   contracts in process                                                                39,982            35,455
                                                                                     --------          --------
  Total current liabilities                                                           151,798           155,216


Long-term debt                                                                         94,363            94,957
Deferred income taxes                                                                   5,379             5,377
Deferred compensation and other                                                        35,781            29,794
                                                                                     --------          --------
  Total liabilities                                                                   287,321           285,344
                                                                                     --------          --------
Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
    issued 15,291 and 15,206 shares                                                       153               152
 Treasury stock                                                                          (287)             (287)
 Additional paid-in capital                                                           118,590           117,842
 Foreign currency translation adjustment                                                  697              --
 Retained earnings since February 21, 1990, date of
  quasi-reorganization                                                                 54,325            48,653
                                                                                     --------          --------
 Total stockholders' equity                                                           173,478           166,360
                                                                                     --------          --------
                                                                                     $460,799          $451,704
                                                                                     ========          ========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          Three months ended
                                                               January 31,
--------------------------------------------------------------------------------
                                                         1999             1998
                                                         ----             ----
                                                              (unaudited)

Revenues                                               $199,057         $186,156
                                                       --------         --------
Expenses:

 Direct operating                                       118,878          115,231
 Indirect, general and
  administrative                                         68,187           61,347
 Interest expense, net                                    2,020            2,009
                                                       --------         --------
                                                        189,085          178,587
                                                       --------         --------

 Income before taxes                                      9,972            7,569
 Income tax expense                                       4,300            3,400
                                                       --------         --------
 Net income                                            $  5,672         $  4,169
                                                       ========         ========
 Other comprehensive income:
  Foreign currency translation                              697             --
                                                       --------         --------
  Comprehensive income                                 $  6,369         $  4,169
                                                       ========         ========
 Net income per share:
  Basic                                                $    .37         $    .28
                                                       ========         ========
  Diluted                                              $    .35         $    .27
                                                       ========         ========

                        URS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                                             Three Months Ended
                                                                 January 31,
                                                             1999          1998
                                                             ----          ----
                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   5,672    $   4,169
                                                            ---------    ---------
 Adjustment  to  reconcile  net income to net cash (used)
  provided by operating activities:
 Depreciation and amortization                                  3,480        3,603
 Allowance for doubtful accounts and losses                       349          418
 Deferred taxes                                                  --           (579)
 Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings
    in excess of billings on contracts in process             (28,350)       8,814
   Prepaid expenses and other assets                           (2,137)         608
   Accounts payable, accrued salaries and wages
    and accrued expenses                                       (5,842)     (23,437)
   Billings in excess of costs and accrued earnings
    on contracts in process                                     4,527         (510)
   Other, net                                                   3,150         (221)
                                                            ---------    ---------
 Total adjustments                                            (24,823)     (11,304)
                                                            ---------    ---------
 Net cash (used) by operating activities                      (19,151)      (7,135)
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisition, net of cash acquired                      --        (36,937)
 Capital expenditures                                          (1,301)      (1,599)
                                                            ---------    ---------
 Net cash (used) by investing activities                       (1,301)     (38,536)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                 1,491      110,000
 Principal payments on long-term debt                            --        (66,197)
 Proceeds from exercise of stock options                          748          123
                                                            ---------    ---------
 Net cash provided by financing activities                      2,239       43,926
                                                            ---------    ---------
 Net decrease in cash                                         (18,213)      (1,745)
 Cash at beginning of period                                   36,529       22,134
                                                            ---------    ---------
 Cash at end of period                                      $  18,316    $  20,389
                                                            =========    =========
SUPPLEMENTAL INFORMATION:
 Interest paid                                              $   2,466    $   2,069
                                                            =========    =========
 Taxes paid                                                 $   5,294    $     502
                                                            =========    =========
 Equipment purchased through capital lease obligations      $      60    $     470
                                                            =========    =========
 Foreign currency translation adjustment                    $     697    $    --
                                                            =========    =========
 Noncash purchase allocation adjustment                     $    --      $  10,800
                                                            =========    =========
 Issuance of common stock in business acquisition           $    --      $  61,936
                                                            =========    =========

                        URS CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis (MD&A) should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1998 which was previously filed with the Securities and Exchange Commission.

Reporting Comprehensive Income

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Recording Comprehensive Income, effective January 31, 1999. SFAS 130 requires that comprehensive income and its components, as defined in SFAS 130, be reported in a financial statement.

      In accordance with the disclosure requirements of SFAS 130, comprehensive income is reported in the Company's income statement and includes net income and translation adjustments on foreign currency.

Results of Operations

First quarter ended January 31, 1999 vs. January 31, 1998.

      The Company's revenues were $199,057,000 for the first quarter ended January 31, 1998, an increase of $12,901,000 or 7% over the amount reported for the same period last year. The growth in revenue is primarily attributable to an increase in demand for the Company's on-going services on infrastructure project.

      Direct operating expenses for the quarter ended January 31, 1999, which consist of direct labor and other direct expenses, including subcontractor costs, increased $3,647,000, a 3% increase over the amount reported for the same period last year. Indirect, general and administrative expenses for the quarter ended January 31, 1999 increased $6,840,000, or 11% over the amount reported for the same period last year as a result of an increase in business activity. Direct, indirect and general and administrative expenses generally increased at the same rate of revenues.

      The Company earned $9,972,000 before income taxes for the first quarter ended January 31, 1999 compared to $7,569,000 for the same period last year. The Company's effective income tax rate for the quarter ended January 31, 1999 was approximately 43% compared to 45% in 1998.

      The Company reported net income of $5,672,000, or $.35 per share for the first quarter ended January 31, 1999, compared with $4,169,000, or $.27 per share for the same period last year.

      The Company's backlog at January 31, 1999 was $701,000,000, as compared to $675,000,000 at October 31, 1998.

Liquidity and Capital Resources

      At January 31, 1999, the Company had working capital of $145,160,000, an increase of $14,191,000 from October 31, 1998.

      The Company's current revolving line of credit is $40,000,000, of which, after issuance of letters of credit aggregating $3,000,000, $37,000,000 was available at January 31, 1999.

      The Company's credit agreement requires compliance with certain financial and other covenants. The Company was in compliance with such covenants at January 31, 1999.

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

            (a) Third Party Interfaces: The Company is discussing with its clients and vendors the potential impact the Year 2000 issue will have on their systems, including possible delays in receiving payment from clients resulting from Year 2000 problems affecting such clients' accounting and payables systems. As the Company assesses these issues, it expects to develop contingency plans against such payment delays and other Year 2000 problems which may include, for example, holding additional cash reserves.

           (b) Internal Information Systems: The Company has completed an inventory of its internal hardware and software and is currently performing a Year 2000 readiness assessment and impact analysis for these systems. Year 2000 issues for many of the Company's critical internal information systems have been or are being addressed as part of the previously planned upgrade of such systems following the Company's acquisition of W-C. For example, the Company believes that its e-mail software is currently Year 2000 compliant and anticipates that in the near future its upgraded company-wide accounting and financial reporting system and its payroll and human resources system will be Year 2000 compliant.

              (c) Embedded Technology Systems: The Company currently is examining infrastructure issues on an office-by-office basis. As the Company renegotiates its office leases or enters into new leases, it is incorporating language designed to protect the Company against potential business interruption stemming from Year 2000 problems. The Company expects to develop contingency plans to address any such embedded technology issues as they are identified.

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

      Costs and Risks. The Company has not incurred substantial incremental costs in connection with its Year 2000 compliance programs. For example, the Company has been working on integrating its internal information management systems after the acquisition of W-C regardless of the Year 2000 issue and did not accelerate the replacement of such systems due to Year 2000 compliance issues. The

Company has, however, devoted internal resources and hired some external resources to assist with the implementation and monitoring of its Year 2000 compliance programs. Such costs are not significant.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK

      None.

                                     PART II

                                OTHER INFORMATION




ITEM 1.      LEGAL PROCEEDINGS

      None.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITES

      None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.      OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27     Financial Data Schedule (electronic filing only)

         (b)  Reports on From 8-K

              None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated March 15, 1999

URS CORPORATION




/s/ Kent Ainsworth
-----------------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)