Form 10-Q
period 1999-04-30
URS CORP /NEW/
filed 1999-06-14
CIK 102379

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 30, 1999
                                      --------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    ------------

                         Commission file number 1-7567
                                                ------


                                URS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                                94-1381538
-----------------------------                                -------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)


   100 California Street, Suite 500
      San Francisco, California                                  94111-4529
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  415-774-2700
                                                     ------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at June 4, 1999
-----------------------------                    ------------------------------
Common stock, $.01 par value                              15,589,410

                       URS CORPORATION AND SUBSIDIARIES

       In this Form 10-Q, the "Company," "we," "us," "our" and similar terms refer to URS Corporation and its subsidiaries, except where it is clear that such terms mean only URS Corporation. When we make such references, we are referring to URS Corporation prior to giving effect to our acquisition of Dames & Moore Group. References to "Dames & Moore" refer to Dames & Moore Group, and references to the "Combined Company" refer to URS Corporation and Dames & Moore after giving effect to the Dames & Moore acquisition described on page 7.

       This Form 10-Q for the second quarter ended April 30, 1999 contains forward-looking statements within the meaning of the securities laws that involve risks and uncertainties. The Company believes that its expectations are reasonable and are based on reasonable assumptions. However, risks and uncertainties relating to future events that could cause actual results to differ materially from the Company's expectations include the Company's ability to successfully integrate the Combined Company following the Dames & Moore acquisition, the impact on the Company and its financial condition of the substantial indebtedness incurred in connection with the Dames & Moore acquisition, the Company's dependancy on government programs and contracts, competitive practices in the industry, possible changes in legislation or governmental regulation and policies, contracting risks, the Company's ability to attract and retain qualified professionals, exposure to potential liability from legal proceedings, and other factors discussed more fully below in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 1998 Form 10-K and in other publicly available reports filed with the Securities and Exchange Commission from time to time. The Company does not intend, and assumes no obligation, to update any forward-looking statements.

PART I.  FINANCIAL INFORMATION:

       In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the three and six month periods ended April 30, 1999 are not necessarily indicative of the operating results for the full year.


Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets
           April 30, 1999 and October 31, 1998..............................   4

         Consolidated Statements of Operations

           Three and six months ended April 30, 1999 and 1998...............   5

         Consolidated Statements of Cash Flows

           Six months ended April 30, 1999 and 1998.........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................   7

PART II. OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders................  17

Item 6.  Exhibits and Reports on Form 8-K...................................  18

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       URS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                 April 30,   October 31,
                       ASSETS                                       1999        1998
                                                                -----------  -----------
                                                                (unaudited)
Current assets:
  Cash                                                            $ 10,036   $ 36,529
  Accounts receivable, less allowance for doubtful accounts
    of $7,256 and $7,206                                           183,469    161,742
  Costs and accrued earnings in excess of
    billings on contracts in process, less
    allowances for losses of $7,297 and $6,896                     112,820     77,881
  Prepaid expenses and other assets                                 12,098     10,033
                                                                -----------  -----------
   Total current assets                                            318,423    286,185

Property and equipment at cost, net                                 32,508     29,517
Goodwill, net                                                      136,123    129,748
Other assets                                                         7,603      6,254
                                                                -----------  -----------
                                                                  $494,657   $451,704
                                                                -----------  -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                                 $ 16,502   $ 16,400
  Notes payable                                                      6,499      1,943
  Accounts payable                                                  40,714     37,236
  Accrued salaries and wages                                        35,359     34,797
  Accrued expenses and other                                        16,495     29,385
  Billings in excess of costs and accrued earnings on
    contracts in process                                            43,724     35,455
                                                                -----------  -----------
    Total current liabilities                                      159,293    155,216

Long-term debt                                                     110,808     94,957
Deferred income taxes                                                7,224      5,377
Deferred compensation and other                                     34,383     29,794
                                                                -----------  -----------
    Total liabilities                                              311,708    285,344
                                                                -----------  -----------

Stockholders' equity:
  Common shares, par value $.01; authorized 20,000 shares;
    issued 15,507 and 15,206 shares                                    155        152
  Treasury stock                                                      (287)      (287)
  Additional paid-in capital                                       121,691    117,842
  Foreign currency translation adjustment                               70          -
  Retained earnings since February 21, 1990, date of
    quasi-reorganization                                            61,320     48,653
                                                                -----------  -----------
    Total stockholders' equity                                     182,949    166,360
                                                                -----------  -----------
                                                                  $494,657   $451,704
                                                                ===========  ===========

                       URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                           Three months ended     Six months ended
                                                April 30,             April 30,
                                          --------------------  ------------------
                                             1999       1998      1999      1998
                                          ---------   --------  --------  --------
                                             (unaudited)          (unaudited)
Revenues                                  $ 222,219   $195,182  $415,069  $381,338
                                          ---------   --------  --------  --------
Expenses:
  Direct operating                          126,481    116,356   239,151   231,587
  Indirect, general and administrative       80,549     67,410   148,737   128,757
  Interest expense, net                       2,694      2,273     4,714     4,282
                                          ---------   --------  --------  --------
                                            209,724    186,039   392,602   364,626
                                          ---------   --------  --------  --------
Income before taxes                          12,495      9,143    22,467    16,712
Income tax expense                            5,500      4,200     9,800     7,600
                                          ---------   --------  --------  --------
Net income                                $   6,995   $  4,943  $ 12,667  $  9,112
                                          =========   ========  ========  ========
Other comprehensive income:
  Foreign currency translation                 (627)         -        70         -
                                          ---------   --------  --------  --------
  Comprehensive income                    $   6,368   $  4,943  $ 12,737  $  9,112
                                          =========   ========  ========  ========
Net income per share:
  Basic                                   $     .46   $    .33  $    .83  $    .61
  Diluted                                 =========   ========  ========  ========
                                          $     .42   $    .31  $    .77  $    .58
                                          =========   ========  ========  ========

                        URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Six Months Ended
                                                                        April 30,
                                                                   -------------------
                                                                     1999       1998
                                                                   --------   --------
                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                        $ 12,667   $  9,112
                                                                   --------   --------
 Adjustment to reconcile net income to net cash provided (used)
  by operating activities:

 Depreciation and amortization                                        7,731      7,339
 Allowance for doubtful accounts and losses                             451        329
 Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings
    in excess of billings on contracts in process                   (43,912)    11,845
   Prepaid expenses and other assets                                 (2,590)      (104)
   Accounts payable, accrued salaries and wages
    and accrued expenses                                            (15,125)   (16,171)
   Billings in excess of costs and accrued earnings on
     contracts in process                                             8,269        687
   Deferred taxes                                                     1,970       (177)
   Other, net                                                         3,093      1,287
                                                                   --------   --------
 Total adjustments                                                  (40,113)     5,035
                                                                   --------   --------
 Net cash (used) provided by operating activities                   (27,446)    14,147
                                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Business acquisition, net of cash acquired                         (12,530)   (36,937)
 Capital expenditures                                                (3,560)    (3,122)
                                                                   --------   --------
 Net cash (used) by investing activities                            (16,090)   (40,059)
                                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of debt                                      10,096    110,000
 Principal payments on long-term debt                                (9,700)   (73,356)
 Proceeds from bank borrowings                                       12,795          -
 Proceeds from sale of common shares                                  2,714        755
 Proceeds from exercise of stock options                              1,138        254
                                                                   --------   --------
 Net cash provided by financing activities                           17,043     37,653
                                                                   --------   --------
 Net (decrease) increase in cash                                    (26,493)    11,741
 Cash at beginning of period                                         36,529     22,134
                                                                   --------   --------
 Cash at end of period                                             $ 10,036   $ 33,875
                                                                   ========   ========
SUPPLEMENTAL INFORMATION:
 Interest paid                                                     $  5,338   $  4,587
                                                                   ========   ========
 Taxes paid                                                        $  9,485   $  8,496
                                                                   ========   ========
 Equipment subject to capital lease obligations                    $  4,296   $  1,128
                                                                   ========   ========
 Noncash purchase allocation adjustment                            $  2,000   $ 13,600
                                                                   ========   ========
 Foreign currency translation adjustment                           $   (627)  $      -
                                                                   ========   ========
 Issuance of common stock in business acquisition                  $      -   $ 61,936
                                                                   ========   ========

                       URS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis ("MD&A") should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1998 which was previously filed with the Securities and Exchange Commission.

Acquisitions
------------

         On February 1, 1999 the Company acquired privately-held Thorburn Colquhoun Holdings, plc, ("T-C") for an aggregate purchase price of $13.6 million. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of T-C are included in the Company's results of operations from the date of purchase. Pro forma operating results for the three and six months ended April 30, 1998 and 1999, as if the acquisition had been made on November 1, 1997, are not presented as they would not be materially different from the Company's reported results.

         On June 9, 1999, the Company, through its wholly-owned subsidiary, Demeter Acquisition Corporation, a Delaware corporation (the "Purchaser") accepted for payment 17,858,895 shares of common stock, par value $.01 per share (the "Shares"), of Dames & Moore, that had been validly tendered and not withdrawn, including approximately 245,236 Shares tendered pursuant to notices of guaranteed delivery, pursuant to the Purchaser's tender offer for all outstanding Shares at a price of $16.00 per Share (the "Offer"). The Offer expired at 12:00 midnight, New York City time, on Tuesday, June 8, 1999. The Offer was made pursuant to an Offer to Purchase, dated as of May 11, 1999, as amended, and pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 5, 1999 among the Company, Dames & Moore and the Purchaser. After the consummation of the Offer, the Merger Agreement provides, among other things, for Purchaser to be merged with and into Dames & Moore, with Dames & Moore surviving as a wholly-owned subsidiary of the Company following the merger (the "Merger").

         The Shares purchased pursuant to the Offer constitute approximately 96% of the issued and outstanding Shares. The remaining Shares, other than shares owned directly or indirectly by the Company, Purchaser or Dames & Moore (and except for shares of Common Stock owned by any holder who properly demands appraisal rights) will be converted into the right to receive $16.00 in cash upon consummation of the Merger.

         In accordance with the provisions of the Merger Agreement, effective upon payment for the Shares by the Purchaser, the following designees of Purchaser were appointed to the Dames & Moore Board of Directors: Kent P. Ainsworth, Martin M. Koffel, Joseph Masters and Jean-Yves Perez. In accordance with the terms of the Merger Agreement, Arthur C. Darrow, Robert F. Clarke and
A. Ewan Macdonald will remain on the Board of Directors of Dames & Moore until consummation of the Merger, and Ursula M. Burns, Gary R. Krieger, George D. Leal, Michael R. Peevey, Harald Peipers, and Arthur E. Williams resigned as Directors of Dames & Moore.

         The total purchase price paid by Purchaser in connection with the Offer was provided through the issuance by the Company of $100 million of Series A and Series C Preferred Stock to RCBA Strategic Partners, L.P., the issuance by the Company of $200 million of senior subordinated increasing rate notes pursuant to a bridge financing facility provided by Morgan Stanley Senior Funding, Inc. (the "Bridge Facility"), and borrowings of up to $450 million of the $550 million available under a senior secured credit facility between the Company, certain guarantors, including the Company, and Wells Fargo Bank, National Association, as administrative agent (the "Senior Secured Credit Facility"), which includes three term loan facilities in the aggregate amount of $450 million and a revolving credit facility in the amount of $100 million. The term loan facilities consist of a $250 million tranche ("Term Loan A"), a $100 million tranche ("Term Loan B") and another $100 million tranche ("Term Loan C"). Term Loan A matures six years from the funding date; Term Loan B matures seven years from the funding date; Term Loan C matures eight years from the funding date; and the revolving credit facility matures six years from the funding date.

         A portion of Term Loan A will be available to the Company on a delayed draw-down basis to fund payments due upon close of the Merger. The remainder of the revolving credit facility will be used for the Company's working capital requirements and for general corporate purposes and to pay for any appraisal rights that dissenting stockholders may have.

        The term loans each bear interest, at the Company's option, at a rate per annum equal to either (1) the Base Rate or (2) LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest, at the Company's option, at a rate per annum equal to either (a) the Base Rate, (b) LIBOR or (c) the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance pricing grid based on a ratio of Funded Debt to EBITDA (as defined in the credit facility). The "Base Rate" is defined as the higher of (1) Wells Fargo Bank, National Association's Prime Rate and (2) the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation that first class banks in the London interbank market offer to Wells Fargo Bank, National Association for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to Wells Fargo Bank, National Association in the London interbank market as determined by the British Bankers' Association.

         The Dames & Moore acquisition will be accounted for using the purchase method of accounting. Dames & Moore's results are not included in the Company's results for the year ended October 31, 1998 or the three and six month periods ended April 30, 1999.

Reporting Comprehensive Income
------------------------------

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Recording Comprehensive Income, effective January 31, 1999. SFAS 130 requires that comprehensive income and its components, as defined in SFAS 130, be reported in a financial statement.

         In accordance with the disclosure requirements of SFAS 130, comprehensive income is reported in the Company's income statement and includes the effect on net income of translating foreign currency denominated financial statement into U.S. dollars.

Results of Operations
---------------------

Second quarter ended April 30, 1999 vs. April 30, 1998.

         The Company's revenues were $222,219,000 for the quarter ended April 30, 1999, an increase of $27,037,000, or 14%, over the amount reported for the same period last year. The growth in revenue is primarily attributable to an increase in demand for the Company's on-going services on infrastructure projects.

         Direct operating expenses for the quarter ended April 30, 1999, which consist of direct labor and other direct expenses, including subcontractor costs, increased $10,125,000, a 9% increase over the amount reported for the same period last year. Indirect, general and administrative expenses for the quarter ended April 30, 1999 increased $13,139,000, or 19%, over the amount reported for the same period last year as a result of an increase in business activity. Direct indirect, and general and administrative expenses generally increased at the same rate as revenues.

         The Company earned $12,495,000 before income taxes for the quarter ended April 30, 1999 compared to $9,143,000 for the same period last year. The Company's effective income tax rates for the quarters ended April 30, 1999 and 1998 were approximately 44% and 46%, respectively.

         The Company reported net income of $6,995,000, or $.42 per share, for the second quarter ended April 30, 1999, compared with $4,943,000, or $.31 per share, for the same period last year.

         The Company's backlog of signed and funded contracts at April 30, 1999 was $712,815,000, as compared to $675,000,000 at October 31, 1998.

Six months ended April 30, 1999 vs. April 30, 1998

         The Company's revenues were $415,069,000 for the six months ended April 30, 1999, an increase of $33,731,000, or 9%, over the amount reported for the same period last year. The growth in revenues is primarily attributable to all areas of the Company's business including infrastructure projects involving transportation systems, institutional and commercial facilities and environmental projects.

         Direct operating expenses for the six months ended April 30, 1999, which consist of direct labor and other direct expenses including subcontractor costs, increased $7,564,000, or 3%, over the amount reported in the same period last year. This increase is attributable to the overall increase in the Company's business as compared to the same period last year. Indirect, general and administrative expenses were $148,737,000 for the six months ended April 30, 1999, an increase of $19,980,000, or 16%, over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due to an increase in business activity.

         The Company earned $22,467,000 before income taxes for the six months ended April 30, 1999 compared to $16,712,000 for the same period last year. The Company's effective income tax rates for the six months ended April 30, 1999 and 1998 were approximately 44% and 45% respectively.

         The Company reported net income of $12,667,000 or $.77 per share, for the six months ended April 30, 1999, compared with $9,112,000, or $.58 per share for the same period last year.

Liquidity and Capital Resources
-------------------------------

         At April 30, 1999, the Company had working capital of $159,130,000, an increase of $28,161,000 from October 31, 1998.

         On February 1, 1999, the Company acquired T-C. The transaction involved the revision of the existing revolving loan commitment so that the facility now consisted of a revolving dollar loan commitment aggregating $40,000,000 and a revolving sterling loan commitment aggregating $15,000,000. Borrowings on the revolving sterling credit facility bear interest at the option of the Company based on the adjusted Domestic Sterling Rate, with variable spreads over the selected index based on loan maturity and the Company's financial performance. The "Adjusted Domestic Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to Wells Fargo Bank, National Association in the London interbank market as determined by the British Bankers' Association.

         At April 30, 1999, the Company had outstanding letters of credit totaling $1,000,000 and $10,000,000 in borrowings, which reduced the amount available to the Company under its revolving dollar credit facility to $29,000,000. At April 30, 1999, the Company also had $10,202,000 in borrowings under its revolving sterling credit facility, which reduced the amount available to $4,798,000.

         The Company's credit agreement required compliance with certain financial and other covenants. The Company was in compliance with such covenants at April 30, 1999.

  Our liquidity and capital measurements are set forth below:

                                                                        Six Months
                                                                          Ended
                                                                        April 30,
                                                                           1999
                                                                        ----------
   Working capital...................................................  $159,130,000
   Working capital ratio.............................................          2.0x
   Average days to convert billed accounts receivable to cash........            76
   Percentage of debt to equity......................................          73.1%

  Our cash and cash equivalents amounted to $10 million at April 30, 1999, a decrease of $26.5 million from October 31, 1998. During the six month period ended April 30, 1999, our accounts receivable increased due to the installation of a new accounting system. This caused a delay in billings which resulted in a corresponding decrease in cash. In addition, cash was used to fund working capital required to support the expansion of our business.

  During the first six months of fiscal year 1999, our cash flow used by operating activities totaled $27.4 million. Our domestic operations generated substantially all of the operating cash flow. We intend to satisfy our working capital needs primarily through internal cash generation.

  Cash paid during the period for:

                                                                    Six Months
                                                                      Ended
                                                                  April 30, 1999
                                                                  --------------
     Interest....................................................   $5,338,000
     Income taxes................................................    9,485,000

  Upon completion of the Dames & Moore acquisition, our primary sources of liquidity will be cash flow from operations and borrowings under the Senior Secured Credit Facility. Our primary uses of cash will be to fund our working capital and capital expenditures and to service our debt.

  Our operating cash flow and working capital requirements have grown substantially due to our acquisition growth strategy. We intend to satisfy our working capital needs though internal cash generation. As a professional services organization, we are not capital intensive. Capital expenditures, historically, have been for computer-aided design and general purpose computer equipment to accommodate our growth. Capital expenditures during fiscal years 1998, 1997, and 1996 were $12.2 million, $5.1 million, and $3 million, respectively. We do not expect to have any significant capital outlays resulting from the Dames & Moore acquisition.

  We have incurred substantial indebtedness in connection with the Dames & Moore acquisition. Following the Dames & Moore acquisition, we will have outstanding debt of $680.2 million, including approximately $473.5 million of senior indebtedness.

  We believe that our existing financial resources including the Senior Secured Credit Facility, together with our planned cash flow from operations, will provide sufficient capital to fund our combined operations, our capital expenditure needs, and to pay interest and principal obligations on our outstanding indebtedness. There can be no assurance that the Combined Company will generate sufficient cash flow from operations, that currently anticipated revenue growth and cost savings will be realized, or that future borrowings available under the Senior Secured Credit Facility will be in amounts sufficient to pay our outstanding indebtedness or to fund other liquidity needs. There can be no assurance that, if required, we would be able to refinance all or a portion of our indebtedness, including the Senior Secured Credit Facility, on commercially reasonable terms or at all.

YEAR 2000 ISSUES

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

  We have developed and implemented a plan to achieve Year 2000 readiness. We have hired some external consultants and dedicated some of our internal resources to ensure Year 2000 compliance. We are implementing our Year 2000 compliance program in the following phases:

  . identification and assessment of business areas affected by Year 2000 requirements

  .  program implementation and

  . identification of risks and development of contingency and business continuity plans to mitigate the effects of any Year 2000 failures.

  Year 2000 issues which may affect us fall into two basic categories, business disruption issues and client deliverable issues.

  Business Disruption Issues. In some situations, a Year 2000 problem could interfere with the operation of our business. For example, a Year 2000 problem could adversely affect our ability to interface with third parties, such as receiving payments from clients or supplies from vendors on a timely basis, the reliability of our internal information management systems, such as accounting systems, or the physical operation of our systems which have embedded technology, such as elevator and telephone systems, security systems and other physical office infrastructure. These business disruption issues could arise from internal Year 2000 problems in software that we use or from external Year 2000 problems that third parties encounter.

  Our Year 2000 compliance program addresses the following issues:

  . Third Party Interfaces. We are discussing with our clients and vendors the potential effect that the Year 2000 issue will have on their systems. Possible effects include delayed payments from clients due to Year 2000 problems affecting their accounting and payables systems. As we assess these issues, we expect to develop contingency plans for payment delays and other Year 2000 problems. The contingency plans may include, for example, holding additional cash reserves.

  . Internal Information Systems. We have completed an inventory of our internal hardware and software. We are currently performing a Year 2000 readiness assessment and impact analysis for these systems. We have addressed or are addressing Year 2000 issues for many of our critical internal information systems as part of the previously planned upgrade of such systems following the acquisition of Woodward-Clyde Group, Inc. in November 1997. For example, we believe that our e-mail software is currently Year 2000 compliant. We also anticipate that in the near future our upgraded company-wide accounting and financial reporting system and our payroll and human resources system will be Year 2000 compliant.

  . Embedded Technology Systems. We currently are examining infrastructure issues on an office-by-office basis. As we renegotiate our office leases or enter into new leases, we are incorporating language designed to protect us against potential business interruption arising from Year 2000 problems. We expect to develop contingency plans to address any embedded technology issues as we identify them.

  Client Deliverables. We have undertaken a limited number of projects that include the specification of computer-based components as part of the work that we deliver to clients. Only a few of our projects involve the actual development of software and hardware. We are implementing a plan of action related to such client deliverables. The plan includes developing an inventory of affected projects and contacting affected clients and offering assistance with their Year 2000 compliance issues. However, because we generally have not manufactured or designed the hardware or software, we anticipate that the responsibility for any Year 2000 problems associated with these deliverables ultimately will rest with the hardware or software manufacturer. To address Year 2000 issues, we also have drafted contract clauses and distributed them to all officers with contracting authority for inclusion in our future client contracts.

  Costs. We have not incurred substantial incremental costs in connection with our Year 2000 compliance programs. For example, we were integrating our internal information management systems after the Woodward-Clyde acquisition independent of the Year 2000 issue and did not accelerate the replacement of those systems due to Year 2000 compliance issues. We have, however, devoted internal resources and hired some external resources to assist with the implementation and monitoring of our Year 2000 compliance programs. These related costs are not significant.

  Risks and Contingencies. We do not anticipate that the costs of our Year 2000 compliance program or risks that could result from the Year 2000 problem will be material. However, because we have no control over third parties' products or services, we cannot assure you of third-party Year 2000 compliance. Problems arising from the Year 2000 issues that our clients and vendors encounter could have a material adverse effect on our business. In addition, if our plans to address the Year 2000 issue are not successfully or timely implemented, we may need to devote more resources to the process and may incur additional costs that could have a material adverse effect on our business.

  The costs of our Year 2000 compliance programs and the timetable on which we plan to complete them are based on our best estimates and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. We cannot assure you that these estimates will be achieved. Actual results could differ materially from those we anticipate because of the complexity and pervasiveness of the Year 2000 issue and in particular, our uncertainty regarding the compliance programs of third parties.

  We are in the process of determining contingency plans, including the identification of our most reasonable likely worst case scenarios. We do not yet have any contingency plans in place in the event that we do not complete all of our Year 2000 remediation or if our major customers or vendors are not Year 2000 compliant. We will base any future contingency plans on our best estimates of numerous factors and assumptions about future events, many of which are beyond our control. We cannot assure you that these factors and assumptions will be sufficiently comprehensive or accurate. Additionally, we cannot assure you that any contingency plans would be successful or adequate to meet our needs without materially impacting our financial condition or results of operations.

Factors That May Affect Future Results
--------------------------------------

  The risks and uncertainties described below are not the only ones facing the Combined Company. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also materially and adversely affect the Combined Company's business operations. If any of the following risks materialize, the Combined Company's business could be materially adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE DAMES & MOORE AND ACHIEVE ANTICIPATED COST SAVINGS AND OTHER BENEFITS FROM THE DAMES & MOORE ACQUISITION.

  The Combined Company will only achieve the efficiencies, cost reductions and other benefits that are expected to result from the Dames & Moore acquisition if we can successfully integrate each company's administrative, finance, technical and marketing organizations, and implement appropriate operations, financial and management systems and controls. In addition, Dames & Moore is in the process of integrating the diverse operations that it recently acquired.

  The integration of Dames & Moore into our operations and the integration of Dames & Moore's recently acquired operations will involve a number of risks, including:

  . the possible diversion of our management's attention from other business concerns

  . the potential inability to successfully pursue some or all of the anticipated revenue opportunities associated with the Dames & Moore acquisition

  .  the possible loss of Dames & Moore's and our key professional employees

  . the potential inability to successfully replicate our operating efficiencies in Dames & Moore's operations

  .  insufficient management resources to accomplish the integration

  . the increased complexity and diversity of the Combined Company compared to our operations prior to the Dames & Moore acquisition

  . the possible negative reaction of clients to the Dames & Moore acquisition and

  .  unanticipated problems or legal liabilities.

  The occurrence of any of the above events, as well as any other difficulties which may be encountered in the transition and integration process, could have a material adverse effect on the Combined Company's business, financial condition and results of operations.

THE COMBINED COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION.

  As a result of the Dames & Moore acquisition and the related financing, the Combined Company will be a highly leveraged company. As of April 30, 1999, it would have had, on a pro forma basis after giving effect to the Dames & Moore acquisition and the related financing, $680.2 million of outstanding indebtedness. This level of indebtedness could have important consequences, including the following:

  . it may limit the Combined Company's ability to borrow money or sell stock for its working capital, capital expenditures, debt service requirements or other purposes

  . it may limit the Combined Company's flexibility in planning for, or reacting to, changes in its business

  . the Combined Company could be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage

  . it may make the Combined Company more vulnerable to a downturn in its business or the economy

  . a substantial portion of the Combined Company's cash flow from operations could be dedicated to the repayment of its indebtedness and would not be available for other purposes.

To service the Combined Company's indebtedness will require a significant amount of cash. The ability to generate cash depends on many factors beyond the Combined Company's control.

  The Combined Company's ability to make payments on its indebtedness depends on its ability to generate cash in the future. If it does not generate sufficient cash flow to meet its debt service and working capital requirements, it may need to seek additional financing or sell assets. This may make it more difficult for the Combined Company to obtain financing on terms that are acceptable to it, or at all. Without this financing, the Combined Company could be forced to sell assets to make up for any shortfall in its payment obligations under unfavorable circumstances.

The Senior Secured Credit Facility and the Bridge Facility limit the Combined Company's ability to sell assets and also restrict the use of proceeds from any such sale. Moreover, the Senior Secured Credit Facility is secured by substantially all of the Combined Company's assets. We cannot assure you that the Combined Company's assets could be sold quickly enough or for sufficient amounts to enable it to meet its obligations. Furthermore, a substantial portion of the Combined Company's assets are, and may continue to be, intangible assets. Therefore, it may be difficult for the Combined Company to meet its obligations in the event of an acceleration of its indebtedness.

RESTRICTIVE COVENANTS IN THE SENIOR SECURED CREDIT FACILITY AND THE BRIDGE FACILITY MAY RESTRICT THE COMBINED COMPANY'S ABILITY TO PURSUE ITS BUSINESS STRATEGIES.

  The Senior Secured Credit Facility restricts the Combined Company's ability, among other things, to:

  .  incur additional indebtedness or contingent obligations

  .  pay dividends or make distributions to its stockholders

  .  repurchase or redeem its stock

  .  make investments

  .  grant liens

  .  make capital expenditures

  .  enter into transactions with its stockholders and affiliates

  .  sell assets and

  .  acquire the assets of, or merge or consolidate with, other companies.

  In addition, the Senior Secured Credit Facility and the Bridge Facility require the Combined Company to maintain financial ratios. The Combined Company may not be able to maintain these ratios. Additionally, covenants in the Senior Secured Credit Facility and the Bridge Facility may impair the Combined Company's ability to finance future operations or capital needs or to engage in other favorable business activities.

HE COMBINED COMPANY WILL DERIVE APPROXIMATELY HALF OF ITS REVENUES FROM CONTRACTS WITH GOVERNMENT AGENCIES. ANY DISRUPTION IN GOVERNMENT FUNDING OR IN THE COMBINED COMPANY'S RELATIONSHIP WITH THOSE AGENCIES COULD ADVERSELY AFFECT ITS BUSINESS AND ITS ABILITY TO MEET ITS FINANCIAL OBLIGATIONS.

  The Combined Company will derive approximately half of its revenues from local, state and federal government agencies. The demand for the Combined Company's services will be directly related to the level of government program funding that is allocated to rebuild and expand the nation's infrastructure. We believe that the success and further development of the Combined Company's business depends upon the continued funding of these government programs and upon the Combined Company's ability to participate in these government programs. We cannot assure you that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources, or that the Combined Company will continue to win government contracts under these or other programs.

  Some of these government contracts are subject to renewal or extension annually, so we cannot assure you of the Combined Company's continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. Consequently, the Combined Company may incur costs in connection with the termination of these contracts. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment in the Combined Company's revenues if actual recoverable costs exceed billed recoverable costs.

THE COMBINED COMPANY MAY BE UNABLE TO ACCURATELY ESTIMATE ITS COST IN PERFORMING SERVICES FOR ITS CLIENTS. THIS MAY CAUSE THE COMBINED COMPANY TO HAVE LOW PROFIT MARGINS OR INCUR LOSSES.

  The Combined Company will submit proposals on projects with an estimate of the costs it will likely incur. To the extent the Combined Company cannot control overhead, general and administrative and other costs, or underestimates such costs, it may have low profit margins or may incur losses.

THE COMBINED COMPANY IS SUBJECT TO RISKS FROM CHANGES IN ENVIRONMENTAL LEGISLATION, REGULATION AND GOVERNMENTAL POLICIES.

  The Combined Company's professional services involve the planning, design and program and construction management of waste management and pollution control facilities. Federal laws, such as the Resource Conservation and Recovery Act of 1976, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended "CERCLA," and various state and local laws, strictly regulate the handling, removal, treatment and transportation of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries or property damage. While in the past we did not directly handle, remove, treat or transport toxic or hazardous substances, Dames & Moore has performed these activities. Consequently, the Combined Company may be exposed to claims for damages caused by environmental contamination.

  Federal and state laws, regulations, and programs related to environmental issues will generate, either directly or indirectly, much of the Combined Company's environmental business. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material adverse effect on the Combined Company's business. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal year 1998, including further deferral of congressional reauthorization of CERCLA. The outlook for congressional action on CERCLA legislation in fiscal year 1999 remains unclear.

THE COMBINED COMPANY'S LIABILITY FOR DAMAGES DUE TO LEGAL PROCEEDINGS MAY BE SIGNIFICANT. ITS INSURANCE MAY NOT BE ADEQUATE TO COVER THESE RISKS.

  Various legal proceedings are pending against the Combined Company alleging breaches of contract or negligence in connection with its performance of professional services. In some actions punitive or treble damages are sought which substantially exceed our insurance coverage. If the Combined Company sustains damages greater than its insurance coverage, there could be a material adverse effect on its business, financial condition and results of operations.

  The Combined Company's engineering practices, including general engineering and civil engineering services, involve professional judgments about the nature of soil conditions and other physical conditions, including the extent to which toxic and hazardous materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, the Combined Company may be liable for resulting damages that its clients incur.

THE FAILURE TO ATTRACT AND RETAIN KEY PROFESSIONAL PERSONNEL COULD ADVERSELY AFFECT THE COMBINED COMPANY'S BUSINESS.

  The ability to attract, retain and expand the Combined Company's staff of qualified technical professionals will be an important factor in determining its future success. A shortage of qualified technical professionals currently exists in the engineering and design industry. The market for these professionals is competitive, and we cannot assure you that the Combined Company will be successful in its efforts to continue to attract and retain such professionals. In addition, the Combined Company will rely heavily upon the experience and ability of its senior executive staff and the loss of a significant number of such individuals could have a material adverse effect on its business, financial condition and results of operations.

THE COMBINED COMPANY MAY BE UNABLE TO COMPETE SUCCESSFULLY IN ITS INDUSTRY. THIS COULD ADVERSELY AFFECT ITS BUSINESS AND ITS ABILITY TO SATISFY ITS OBLIGATIONS UNDER THE NOTES.

  The Combined Company will be engaged in highly fragmented and very competitive markets in its service areas. It will compete with firms of various sizes, several of which are substantially larger than it and which possess greater technical resources. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. As a result, the Combined Company will compete against several larger companies which have the ability to offer more diverse services to a wider client base. These competitive forces could have a material adverse effect on the Combined Company's business, financial condition and results of operations.

THE COMBINED COMPANY'S INTERNATIONAL OPERATIONS WILL BE SUBJECT TO A NUMBER OF RISKS THAT COULD ADVERSELY AFFECT THE RESULTS FROM THESE OPERATIONS AND ITS OVERALL BUSINESS.

  As a worldwide provider of engineering services, the Combined Company will have operations in over 40 countries and, on a pro forma basis for the fiscal year-end 1998, derived approximately 10% of its revenues from international operations. International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on the Combined Company's business, financial condition and results of operations.

ADDITIONAL ACQUISITIONS MAY ADVERSELY AFFECT THE COMBINED COMPANY'S ABILITY TO MANAGE ITS BUSINESS.

  Historically, we have completed numerous acquisitions and, in implementing our business strategy, the Combined Company may continue to do so in the future. We cannot assure you that the Combined Company will identify, finance and complete additional suitable acquisitions on acceptable terms. The Combined Company may not successfully integrate future acquisitions. Any acquisitions may require substantial attention from the Combined Company's management, which may limit the amount of time that management can devote to day-to-day operations. Also, future acquisitions could have an adverse effect on the Combined Company. The Combined Company's inability to find additional attractive acquisition candidates or to effectively manage the integration of any businesses acquired in the future could adversely affect the Combined Company's business, financial condition and results of operations.

YEAR 2000 COMPUTER PROBLEMS MAY ADVERSELY AFFECT THE COMBINED COMPANY'S
BUSINESS.

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

  The Combined Company is engaged in an ongoing process of addressing its exposure to the Year 2000. Business disruption is the main area in which the Year 2000 may affect the Combined Company's business operations. The Combined Company may be unable to receive payments from clients or suppliers from vendors on a timely basis. Reliability of the Combined Company's internal information systems such as accounting systems and the physical operation of elevator, telephone, security and other office infrastructure systems could be adversely affected.

  The Combined Company will also depend on third parties to resolve the Year 2000 issue. We are unable to project with complete certainty that those third parties will successfully resolve their Year 2000 problems. If the Combined Company's plan to address the Year 2000 issue is not successfully or timely implemented, it may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on its business, financial condition and results of operations. No one can accurately predict the severity, duration or financial consequences of the Year 2000 related failures. See "Management's Discussion and Analysis of Results of Operations and Financial Condition of URS Corporation--Year 2000 Issues."

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's regularly scheduled annual stockholders meeting, held on March 23, 1999, the stockholders (i) ratified the selection of PricewaterhouseCoopers L.L.P. as the Company's independent auditors for the 1999 fiscal year, with stockholders holding 14,105,963 shares voting in favor, stockholders holding 15,311 shares voting against, stockholders holding 16,053 shares abstaining from voting, and no broker non-votes, (ii) approved the URS Corporation Incentive Compensation Plan, with stockholders holding 12,422,779 shares voting in favor, stockholders holding 298,886 shares voting against, stockholders holding 73,262 shares abstaining from voting and 1,342,376 broker non-votes, and (iii) elected each of the following nominees as directors of the Company by the following vote:

                                               For      Withheld

Richard C. Blum                             13,902,536   234,798
Armen Der Marderosian                       13,904,411   232,923
Admiral S. Robert Foley, Jr., USN (Ret.)    13,895,764   241,570
Robert D. Glynn, Jr.                        13,893,278   244,056
Martin M. Koffel                            13,904,191   233,143
Richard B. Madden                           13,893,137   244,197
Jean-Yves Perez                             13,845,226   292,108
Richard Q. Praeger                          13,905,860   231,474
Irwin L. Rosenstein                         13,879,769   257,565
William D. Walsh                            13,907,266   230,068

         No stockholders abstained from voting in this election of directors and there were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

              Exhibit Number         Exhibit
              --------------         -------

                    10.1 Incentive Compensation Plan of the Company, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended 1998 and incorporated herein by reference.

                    27 Financial Data Schedule (electronic format only).

         (b) Reports on Form 8-K


  The Company filed no reports on Form 8-K during the quarter ended April 30, 1999. Subsequent to April 30, 1999, the Company filed the following reports on Form 8-K:

  . Form 8-K dated May 7, 1999 to report that the Company had signed a definitive agreement to acquire Dames & Moore.

  . Form 8-K dated June 8, 1999 to report unaudited pro forma combined financial information of the Company and Dames & Moore.

  . Form 8-K dated June 11, 1999 to report completion of the tender offer for Dames & Moore and financial statements of the acquired business.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 14, 1999

URS CORPORATION



/s/ Kent Ainsworth
-------------------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)