Form 10-K/A
period 1998-10-31
URS CORP /NEW/
filed 1999-08-04
CIK 102379

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number 1-7567

                                URS CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware                                      94-1381538
(State or other jurisdiction of incorporation)      (I.R.S. Employer Identification No.)

     100 California Street, Suite 500
        San Francisco, California                               94111-4529
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (415) 774-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                                Name of each exchange on which registered:
Common Shares, par value $.01 per share             New York Stock Exchange
                                                    Pacific Stock Exchange

8 5/8% Senior Subordinated Debentures due 2004      New York Stock Exchange
                                                    Pacific Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K/A. [X]

     On December 18, 1998, there were 15,279,048 Common Shares outstanding, and the aggregate market value of the shares of Common Stock of URS Corporation held by non-affiliates was approximately $295.2 million based on the closing sales price as reported in the consolidated transaction reporting system.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, and 12 of Part III of the Registrant's 1998 Annual Report on Form 10-K incorporated information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 23, 1999.

     This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report.

Item 8.   Financial Statements and Supplementary Data.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                      Page of
                                                                                  This Report
                                                                                  -----------
            Report of Independent Accountants...................................            4

            Consolidated Balance Sheets
                Octo
ber 31, 1998 and October 31, 1997...........................            5

            Consolidated Statements of Operations
                For the years ended October 31, 1998, 1997 and 1996.............            6

            Consolidated Statements of Changes in Stockholders' Equity
                For the years ended October 31, 1998, 1997 and 1996.............            7

            Consolidated Statements of Cash Flows
                For the years ended October 31, 1998, 1997 and 1996.............            8

            Notes to Consolidated Financial Statements..........................            9

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of URS Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements bas ed on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                        /s/ PricewaterhouseCoopers LLP
                                        ________________________________________
                                        PricewaterhouseCoopers LLP

San Francisco, California
December 18, 1998, except for note 16
 as to which the date is July 27, 1999

                        URS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                               October 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents................................. $ 36,529  $ 22,134
 Accounts receivable, including retainage amounts of
  $16,101 an
d $9,191, less allowance for doubtful accounts
  of $7,206 and $1,488.....................................  161,742    80,251
 Costs and accrued earnings in excess of billings on
  contracts in process, less allowance for losses of $6,896
  and $1,838...............................................   77,881    37,741
 Deferred income taxes.....................................       --     3,843
 Prepaid expenses and other assets.........................   10,033     2,885
                                                            --------  --------
  Total current assets.....................................  286,185   146,854
Property and equipment at cost, net........................   29,517    17,848
Goodwill, net..............................................  129,748    42,485
Other assets...............................................    6,254     2,904
                                                            --------  --------
                                                            $451,704
 $210,091
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt, current portion........................... $ 16,400  $  4,775
 Notes payable.............................................    1,943        --
 Accounts payable..........................................   37,236    20,198
 Accrued salaries and wages................................   34,797    17,769
 Accrued expenses and other................................   29,385    17,863
 Billings in excess of costs and accrued earnings on
  contracts in process.....................................   35,455    23,013
                                                            --------  --------
  Total current liabilities................................  155,216    83,618
Long-term debt.............................................   94,957    41,448
Deferred income taxes......................................    5,377        --
Deferred compens
ation and other............................   29,794     7,874
                                                            --------  --------
 Total liabilities.........................................  285,344   132,940
                                                            --------  --------

Commitments and contingencies (Note 10)

Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
  issued 15,206 and 10,741 shares, respectively............      152       107
 Treasury stock............................................     (287)     (287)
 Additional paid-in capital................................  117,842    51,085
 Retained earnings since February 21, 1990, date of quasi-
  reorganization...........................................   48,653    26,246
                                                            --------  --------
  Total stockholders' equity...............................  166,360    77,151
                                                            -
-------  --------
                                                            $451,704  $210,091
                                                            ========  ========


                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Years Ended October 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Revenues............................................ $805,946 $406,451 $305,470
                                                     -------- -------- --------
Expenses:
  Direct operating..................................  478,640  241,002  187,129
  Indirect, general and administrative..............  277,065  141,442  102,389
  Interest expense, net.............................    8,774    4,802    3,897
                                                     -------- -------- --------
                                                      764,479  387,246  293,415
                                                     -------- -------- --------
Income before taxes.................................   41,467   19,205   12,055
Income tax expense..................................   18,800    7,700    4,700
                                                     -------- -------- --------
Net income.......................................... $ 22,667 $ 11,505 $  7,355
                                                     ======== ======== ========
Net income per share:
  Basic............................................. $   1.51 $   1.15 $    .92
                                                     ======== ======== ========
  Diluted........................................... $   1.43 $   1.08 $    .81
                                                     ======== ======== ========

                See Notes to Consolidated Financial Statements

                       URS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                          Common Shares          Additional               Total
                          ------------- Treasury  Paid-in   Retained  Stockholders'
                          Number Amount  Stock    Capital   Earnings     Equity
                          ------ ------ -------- ---------- --------  -------------
Balances, October 31,
 1995...................   7,167  $ 71   $(287)   $ 31,791  $ 7,901     $ 39,476
Employee stock
 purchases..............      72     1     --          399      --           400
Issuance of 1,401,983
 shares in connection
 with the Greiner
 acquisition............   1,401    14     --        9,449      --         9,463
Quasi-reorganization NOL
 carryforward...........     --    --      --          255     (255)         --
Net income..............     --    --      --          --     7,355        7,355
                          ------  ----   -----    --------  -------     --------
Balances, October 31,
 1996...................   8,640    86    (287)     41,894   15,001       56,694
Employee stock
 purchases..............     282     3     --        2,026      --         2,029
Issuance of 1,819,148
 shares in connection
 with the exercise of
 warrants...............   1,819    18     --        6,905      --         6,923
Quasi-reorganization NOL
 carryforward...........     --    --      --          260     (260)         --
Net income..............     --    --      --          --    11,505       11,505
                          ------  ----   -----    --------  -------     --------
Balances, October 31,
 1997...................  10,741   107    (287)     51,085   26,246       77,151
Employee stock
 purchases..............     420     4     --        4,601      --         4,605
Issuance of 4,044,804
 shares in connection
 with the Woodward-Clyde
 acquisition............   4,045    41     --       61,896      --        61,937
Quasi-reorganization NOL
 carryforward...........     --    --      --          260     (260)         --
Net income..............     --    --      --          --    22,667       22,667
                          ------  ----   -----    --------  -------     --------
Balances, October 31,
 1998...................  15,206  $152   $(287)   $117,842  $48,653     $166,360
                          ======  ====   =====    ========  =======     ========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years Ended October 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income...................................... $ 22,667  $ 11,505  $  7,355
                                                  --------  --------  --------
Adj
ustments to reconcile net income to net cash
 provided (used) by operating activities:
 Depreciation and amortization...................   14,556     7,927     5,295
 Allowance for doubtful accounts and losses......   (2,351)    1,540    (3,596)
Changes in current assets and liabilities:
 Accounts receivable and costs and accrued
  earnings in excess of billings on contracts in
  process........................................  (12,961)  (14,193)  (14,539)
 Prepaid expenses and other assets...............   (4,730)      461     1,411
 Accounts payable, accrued salaries and wages and
  accrued expenses...............................    2,186     3,426     6,777
 Billings in excess of costs and accrued earnings
  on contracts in process........................       23     4,839    18,174
 Deferred income taxes...........................   12,695       322    (4,164)
 Other, net......................................       --    (3,292)    7,801
                                                  --------  --
------  --------
   Total adjustments.............................    9,418     1,030    17,159
                                                  --------  --------  --------
 Net cash provided by operating activities.......   32,085    12,535    24,514
                                                  --------  --------  --------
Cash flows from investing activities:
 Payment for business acquisition, net of cash
  acquired.......................................  (36,937)       --   (56,354)
 Capital expenditures............................  (12,201)   (5,127)   (2,962)
                                                  --------  --------  --------
 Net cash (used) by investing activities.........  (49,138)   (5,127)  (59,316)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of debt..................  110,000        --    50,000
 Principal payments on long-term debt............  (83,157)  (13,568)   (2,056)
 Proce
eds from sale of common shares.............    2,622     1,028       389
 Proceeds from exercise of stock options.........    1,983     1,001        11
 Proceeds from exercise of warrants..............       --     3,895        --
 Other, net......................................       --        --        (8)
                                                  --------  --------  --------
 Net cash provided (used) by financing
  activities.....................................   31,448    (7,644)   48,336
                                                  --------  --------  --------
Net increase (decrease) in cash..................   14,395      (236)   13,534
Cash at beginning of year........................   22,134    22,370     8,836
                                                  --------  --------  --------
Cash at end of year.............................. $ 36,529  $ 22,134  $ 22,370
                                                  ========  ========  ========


                 See Not
es to Consolidated Financial Statements

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

Revenue Recognition

   Revenue from contract services is recognized by the percentage-of-completion method and includes a proportion of the earnings expected to be realized on a contract in the ratio that costs incurred bear to estimated total costs. Revenue on cost reimbursable contracts is recorded as related contract costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against establi shed targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined. Revenue for additional contract compensation related to unpriced change orders is recorded when realization is probable. Revenue from claims by the Company for additional contract compensation is recorded when agreed to by the customer. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract.

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

Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers of customers comprising the Company's customer base and their

                   URS CORPORATION AND SUBSIDIARIES
dispersion across different business and geographic areas. As of October 31, 1998 and 1997, the Company had no significant concentrations of credit risk. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Substantially all cash balances are held in one financial institution and at times exceed federally insured limits.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

   Carrying amounts of certain of the Company's financi al instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of long-term debt approximate fair value.

Income Taxes

   The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the peri od.

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

Income Per Common Share

   The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective November 1, 1997. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share is computed giving effect t
o all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. All prior period income per common share amounts have been restated to comply with SFAS 128.

                        URS CORPORATION AND SUBSIDIARIES

   In accordance with the disclosure requirement of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share data):

                                                          Years ended October
                                                                  31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------- ------- ------
   Numerator--Basic
     Net Income......................................... $22,667 $11,505 $7,355
                                                         ======= ======= ======
   Denominator--Basic
     Weighted-average common stock outstanding..........  14,963  10,018  8,020
                                                         ======= ======= ======
   Basic income per share............................... $  1.51 $  1.15 $  .92
                                                         ======= ======= ======
   Numerator--Diluted
     Net income......................................... $22,667 $11,505 $7,355
                                                         ======= ======= ======
   Denominator--Diluted
     Weighted-average common stock outstanding..........  14,963  10,018  8,020
   Effect of dilutive securities:
     Stock options......................................     845     647  1,047

                           ------- ------- ------
                                                          15,808  10,665  9,067
                                                         ======= ======= ======
   Diluted income per share............................. $  1.43 $  1.08 $  .81
                                                         ======= ======= ======

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

   Stock options to purchase 13,525 shares of common stock at prices ranging from $13.63 to $31.25 per share were outstanding at October 31, 1997, but were not included in the computation of diluted i ncome per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

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

                       URS CORPORATION AND SUBSIDIARIES

   The Company's revenues from local, state and Federal government agencies, private businesses and internationally for the last three fiscal years are as follows:

                                              Years Ended October 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                                   (In thousands)

 Domestic:
     Local and state agencies......... $346,072  43% $255,423  63% $198,472  56%
     Federal agencies.................  116,340  14    67,042  17    64,226  33
     Private businesses...............  288,067  36    83,986  20    42,772  11
   International......................   55,467   7       --  --        --  --
                                       -------- ---  -------- ---  -------- ---
     Total............................ $805,946 100% $406,451 100% $305,470 100%
                                       ======== ===  ======== ===  ======== ===

Adoption of Statements of Financial Accounting Standards

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated
 . SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 effective for its fiscal year beginning November 1, 1998. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company does not expect that adoption of SFAS 131 will have a material adver se effect on its financial position or results of operations.

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

                        URS CORPORATION AND SUBSIDIARIES

NOTE 2. QUASI-REORGANIZATION

   In conjunction with a restructuring completed in fiscal year 1990, the Company, with the approval of its Board of Directors, implemented a quasi-reorganization effective February 21, 1990 and revalued certain assets and liabilities to fair value as of that date.

   The fair values of the Company's assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying value and no further adjustment of historical bases was required. No assets were written-up in conjunction with the revaluation. As part of the quasi-reorganization, the deficit in retained earnings of $92.5 million was eliminated against additional paid-in capital. The balance in retained earnings at October 31, 1998, represents the accumulated net earnings subsequent to the date of the quasi-reorganization.

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

   The purchase price consisted of:

                                                                 (In thousands)
     Cash paid...............
 ..................................     $ 19,321
     Term debt.................................................       50,000
     Common stock..............................................        9,463
                                                                    --------
                                                                    $ 78,784
                                                                    ========
     The purchase price of Greiner (net of prepaid loan fees of
      $1.6 million)............................................     $ 77,184
     Fair value of assets acquired.............................      (39,510)
                                                                    --------
     Excess purchase price over net assets acquired
      (goodwill)...............................................     $ 37,674
                                                                    ========

   During the year ended October 31, 1998, the Company acquired W-C for a n aggregate purchase price of $132.4 million, comprising cash of $39.2 million, assumption of debt, and 4 million shares of the Company's common stock.

   The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of W-C are included in the Company's results of operations from the date of purchase.

                        URS CORPORATION AND SUBSIDIARIES

   The purchase price consisted of:

                                                                (In thousands)
     Cash paid.................................................    $ 39,232
     Term debt.................................................      31,198
     Common stock..............................................      61,936
                                                                   --------
                                                                   $132,366

              ========
     The purchase price of W-C (net of prepaid loan fees of $4
      million).................................................    $128,366
     Fair value of assets acquired.............................     (36,194)
                                                                   --------
     Excess purchase price over net assets acquired
      (goodwill)...............................................    $ 92,172
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

   Fiscal Year Ended October 31:

                                                           1997

                       ------
                                           (In thousands, except per share data)
     Revenues.............................               $753,430
     Net income...........................               $ 16,211
     Net income per share.................               $   1.09

NOTE 4. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                October 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                              (In thousands)
     Equipment.............................................. $ 55,628  $ 29,871
     Furniture and fixtures.................................   17,417     5,335
     Leasehold improvements.................................    7,773     2,249
                                                             --------  --------
                                                               80,818    37,455
     Less: accumulated depreciation and amortization........  (51,301)  (19,607)
                                                             --------  --------
     Net property and equipment............................. $ 29,517  $ 17,848
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

                       URS CORPORATION AND SUBSIDIARIES

NOTE 6. INCOME TAXES

   The components of income tax expense applicable to the operations each year are as follows:

                                                       Years Ended October 31,
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- -------  -------
                                                           (In thousands)
   Current:
     Federal........
 .................................. $11,170 $ 7,580  $ 5,020
     State and local..................................   1,920   1,860    1,560
     Foreign..........................................     220     --       --
                                                       ------- -------  -------
       Subtotal.......................................  13,310   9,440    6,580
                                                       ------- -------  -------
   Deferred:
     Federal..........................................   5,320  (1,450)  (1,320)
     State and local..................................     170    (290)    (560)
                                                       ------- -------  -------
       Subtotal.......................................   5,490  (1,740)  (1,880)
                                                       ------- -------  -------
   Total tax provision................................ $18,800 $ 7,700  $ 4,700
                                                       ======= =
======  =======

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

   The significant components of the Company's deferred tax assets and liabilities as of October 31 are as follows:

   Deferred tax assets/(liabilities)--due to:

                                                                1998     1997

                                                     --------  -------
                                                               (In thousands)
   Allowance for doubtful accounts........................... $    861  $   400
   Other accruals and reserves...............................   14,425    6,620
   Net operating loss........................................    4,330    1,840
                                                              --------  -------
   Total.....................................................   19,616    8,860
   Valuation allowance.......................................   (4,330)  (2,460)
                                                              --------  -------
   Deferred tax asset........................................   15,286    6,400
                                                              --------  -------
   Accrual to cash...........................................   (4,384)
   --
   Revenue retentions........................................   (3,614)     --
   Acquisition liabilities...................................   (3,097)     --
   Other.....................................................   (5,436)     --
   Deferred gain and unamortized bond premium................   (1,269)  (1,447)
   Mark to market............................................   (2,645)     --
   Depreciation and amortization.............................     (218)  (1,110)
                                                              --------  -------
   Deferred tax liability....................................  (20,663)  (2,557)
                                                              --------  -------
   Net deferred tax asset/(liability)........................ $ (5,377) $ 3,843
                                                              ========  =======

                        URS CORPORATION AND SUBSIDIARIES

   The net change in the total valuation allowance for the year ended October 31, 1998 was a decrease of $260,000 due to the utilization of net operating losses and an increase of $2.1 million resulting from the W-C acquisition.

   The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                     Years Ended October 31,
                                                     -----------------------
                                                      1998     1997    199
6
                                                     -------  ------  ------
                                                        (In thousands)
   Federal income tax expense based upon Federal
    statutory tax rate of 35%....................... $14,520  $6,720  $4,100
   Nondeductible goodwill amortization..............   1,460     620     400
   Nondeductible expenses...........................     830     480     240
   NOL carryforwards utilized.......................    (260)   (260)   (250)
   State taxes, net of Federal benefit..............   1,890   1,120     660
   Adjustment due to change in Federal and state
    rates...........................................    (420)   (610)    --
   Utilization of deferred tax allowance and other
    adjustments.....................................     780    (370)   (450)
                                                     -------  ------  ------
   Total taxes provided......
 ....................... $18,800  $7,700  $4,700
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

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

   Notes payable to banks consist of the following:

                                                                   October 31,

                                                                --------------
                                                                   1998   1997
                                                                  --------------
                                                                  (In thousands)
   Foreign collateralized lines of credit........................   $920   $ --
                                                                  ====== =======

   The Company maintains two foreign lines of credit which are collateralized by assets of foreign subsidiaries having a carrying value of approximately $4.7 million at October 31, 1998. The interest rates for both of the foreign lines of credit was the prime commercial rate plus .75% consistent with market conditions in the respective countries at October 31, 1998. The approximate weighted average interest rates on the foreign lines of credit ra nged from
7.38% to 9.75% at October 31, 1998.

                        URS CORPORATION AND SUBSIDIARIES

   Long-term debt consists of the following:

                                                                  October 31,
                                                                ----------------
                                                                  1998    1997
                                                                -------- -------
                                                                 (In thousands)
   Third party:
   Bank term loan, payable in quarterly installments..........  $ 97,778 $35,65
5
   6 1/2% Convertible Subordinated Debentures due 2012 (net of
    bond issue costs of $34 and $36)..........................     2,003   2,108
   8 5/8% Senior Subordinated Debentures due 2004 (net of
    discount and bond issue costs of $3,162 and $3,437)
    (effective interest rate on date of restructuring was
    25%)......................................................     3,293   3,018
   10.95% note payable, due in annual installments through
    2001 (net of issue costs of $52)..........................     1,951     --
   Obligations under capital leases...........................    10,071   7,268
                                                                -------- -------
                                                                 115,096  48,049
   Less:
     Current maturities of long-term debt.....................    16,501   4,775
     Current maturities of notes payable......................       599     --
     Current maturities of capital leases.....................     3
,039   1,826
                                                                -------- -------
                                                                $ 94,957 $41,448
                                                                ======== =======

   At October 31, 1998, the Company's senior secured revolving credit facility with Wells Fargo Bank, N.A. (the "Bank") provides for advances up to $40 million and expires October 31, 2003. Borrowings on the revolving credit facility bear interest at the option of the Company based on rate indexes selected by the Company, with variable spreads over the selected index based on loan maturity and the Company's financial performance. At October 31, 1998, the interest rate was based on the London Interbank Offered Rate ("LIBOR") of 5.97%, plus a spread of 1.395%. At October 31, 1998, the Company had outstanding letters of credit totaling $3 million which reduced the amount available to the Company under its revolving credit facility to $37 million
 .

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

                        URS CORPORATION AND SUBSIDIARIES

Debentures

   The Company's 6 1/2% Convertible Subordinated Debentures due 2012 are convertible into the Company's common shares at the rate of $206.30 per share. Sinking fund payments calculated to retire 70% of the debentures prior to maturity began in February 1998. Interest is payable semiannually in February and August. Interest is payable semiannually in January and July on the Company's 8 5/8% Senior Subordinated Debentures due 2004 ("8 5/8% Debentures"). Both the 6 1/2% Convertible Subordinated Debentures and the 8 5/8% Debentures are subordinate to all debt to the Bank.

Maturities

   The amounts of long-term debt
outstanding at October 31, 1998, maturing in the next five years are as follows:

                                                                  (In thousands)
     1999........................................................    $17,101
     2000........................................................     17,114
     2001........................................................     17,239
     2002........................................................     16,501
     2003........................................................     16,501
     Thereafter..................................................     20,569

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

   Obligations under noncancelable lease agreements are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                (In thousands)
     1999..................................................... $ 3,239  $22,443
     2000.....................................................   2,561   19,455
     2001.....................................................   2,315   14,767
     2002.....................................................
 1,445   10,341
     2003.....................................................     511    6,769
     Thereafter...............................................     --    10,718
                                                               -------  -------
     Total minimum lease payments............................. $10,071  $84,493
                                                                        =======
     Less amounts representing interest.......................   1,978
                                                               -------
     Present value of net minimum lease payments.............. $ 8,093
                                                               =======

                        URS CORPORATION AND SUBSIDIARIES

NOTE 10. COMMITMENTS AND CONTINGENCIES

   Currently, the Company has $51 million per occurrence and $52 million aggregate commercial general liability insurance coverage. The Company is also insured for professional errors and omissions ("E&O") and contractor pollution liability ("CPL") claims with an aggregate limit of $50 million after a self-insured retention of $.5 million. The E&O and CPL coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain this policy, it will have no coverage under the policy for c laims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain this type of coverage, but there can be no assurance that the Company can maintain its existing coverage, that claims will not exceed the amount of insurance coverage or that there will not be claims relating to prior periods that were subject only to "claims made" coverage.

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

   On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan ("1991 Plan"). The 1991 Plan provides for the grant not to exceed 3,250,000 Restricted Shares, Stock Units and Options. As of October 31, 1998, the Company had issued 96,200 shares of Restricted Stock under the 1991 Plan.

   Under the Employee Stock Purchase Plan ("ESP Plan") implemented in September 1985, employees may purchase shares of common stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of common stock shall be the lower of 85% of the fair market value of such share on the last trading day before the participation period co mmences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 209,482 shares under the ESP Plan in fiscal 1998 and 140,469 shares in fiscal 1997.

   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1991 Plan. Accordingly, no compensation cost has been recognized for its 1991 Plan. Had compensation cost for the Company's 1991 Plan been determined

                        URS CORPORATION AND SUBSIDIARIES
consistent with SFAS Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 Years Ended October 31,
                                          --------------------------------------
                                              1998         1997        1996
                                          ------------ ------------ ------------
                                          (In thousands, except per share data)
   Net income:
   As reported........................... $     22,667 $     11,505 $     7,355
   Pro forma.............................       22,343       11,237       7,223
   Basic earnings per share:
   As reported...........................         1.51         1.15         .92
   Pro forma.............................         1.49         1.04         .81
   Dilutive earnings per share:
   As reported...........................         1.43         1.08         .81
   Pro forma.............................         1.41         1.04         .78

   A summary of the status of the stock options granted under the Company's 1991 Plan for the years ended October 31, 1998, 1997, and 1996, is presented below:

                                  1998                  1997                  1996
                          --------------------- --------------------- ---------------------
                                      Weighted-
   Weighted-             Weighted-
                                       Average               Average               Average
                                      Exercise              Exercise              Exercise
                            Shares      Price     Shares      Price     Shares      Price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................   1,508,280   $ 7.70    1,382,434   $ 6.64    1,160,900    $6.61
Granted.................     644,500    14.63      280,000    10.63      242,900     6.76
Exercised...............     (98,356)    7.07     (138,287)    7.52       (2,000)    5.63
Forfeited...............     (23,330)   14.40      (15,867)    7.68      (19,366)    6.89
                          ----------            ----------            ----------
Outstanding at end of
 year...................   2,031,094
11.12    1,508,280     7.70    1,382,434     6.64
                          ==========            ==========            ==========
Options exercisable at
 year-end...............   1,154,388     6.96    1,064,683     6.50    1,029,733     6.66
Weighted-average fair
 value of options
 granted during the
 year...................               $ 3.55                $ 3.30                 $2.02

   The following table summarizes information about stock options outstanding at October 31, 1998:

                            Outstanding                                   Exercisable
   -------------------------------------------------------------- ----------------------------
                                Weighted-Average
      Range of        Number       Remaining     Weighted-Average   Number    Weighted-Average
   Exercise Prices  Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
   ---------------  ----------- ---------------- ---------------- ----------
- ----------------
   $3.00-
    $ 8.00           1,017,650     5.5 years          $ 6.00         955,111       $5.94
   $8.01-
    $17.06           1,013,444     8.7 years           13.11         199,277        9.71
                     ---------                                     ---------
                     2,031,094                                     1,154,388
                     =========                                     =========

                       URS CORPORATION AND SUBSIDIARIES

   The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                           1998          1997          1996
                                       ------------- ------------- -------------
Risk-free interest rates.............. 4.43% - 5.79% 5.81% - 6.53% 5.46% - 6.53%
Expected life.........................    4 years       4 years       4 years
Volatility............................    28.30%        24.73%        24.73%

Expected dividends....................     None          None          None

NOTE 12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:

                                                           Years Ended October 31,
                                                           ----------------------
                                                            1998    1997   1996
                                                           ------- ------ -------
                                                              (In thousands)
Interest.................................................. $ 7,857 $5,181 $4,142
Income taxes.............................................. $18,398 $8,780 $6,483

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

   In March 1996, the Company acquired all of the capital stock of Greiner for $78.8 million.

                                                               (In thousands)
     Purchase price of Greiner (net of prepaid loan fees of
      $1.6 million)...........................................    $ 77,184
     Fair value of assets acquired............................     (39,510)
                                                                  --------
     Excess purchase price over net assets acquired...........    $ 37,674
                                                                  ========

   In November 1997, the Company acquired all of the capit al stock of W-C for
$132.4 million.

                                                               (In thousands)
     Purchase price of W-C (net of prepaid loan fees of $4
      million)................................................    $128,366
     Fair value of assets acquired............................     (36,194)
                                                                  --------
     Excess purchase price over net assets acquired
      (goodwill)..............................................    $ 92,172
                                                                  ========

NOTE 13. DEFINED CONTRIBUTION PLAN

   The Company has a defined contribution retirement plan under Internal Revenue Code Section 401(k). The plan covers all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. Contributions in the amo unt of $4.9 million, $2 million and $1.6 million were made to the plan in fiscal 1998, 1997 and 1996, respectively.

                        URS CORPORATION AND SUBSIDIARIES

NOTE 14. VALUATION AND ALLOWANCE ACCOUNTS

                                                  Additions
                                                  Charged to Deductions
                                        Beginning Costs and     from    Ending
                                         Balance   Expenses   Reserves  Balance
                                        --------- ---------- ---------- -------
                                                    (In thousands)
October 31, 1998
 Allowances for losses and doubtful
  account
s.............................  $3,326    $11,721     $  945   $14,102
October 31, 1997
 Allowances for losses and doubtful
  accounts.............................  $4,866    $   995     $2,535   $ 3,326
October 31, 1996
 Allowances for losses and doubtful
  accounts.............................  $1,270    $ 4,679     $1,083   $ 4,866

   The allowance for losses and doubtful accounts increased significantly in fiscal 1998 due to the acquisition of W-C.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

   Selected quarterly financial data for fiscal 1998 and 1997 is summarized as follows:

                                                Fiscal 1998 Quarters Ended
                                            -----------------------------------
                                            Jan. 31  Apr. 30  July 31  Oct. 31
                                            -------- -------- -------- --------
                                              (In thousands, except pe
r share
                                                           data)
Revenues................................... $186,156 $195,182 $207,484 $217,124
Operating income...........................    9,578   11,416   14,271   14,976
Net income.................................    4,169    4,943    6,389    7,166
                                            ======== ======== ======== ========
Income per share:
  Basic.................................... $    .28 $    .33 $    .43 $    .47
                                            ======== ======== ======== ========
  Diluted.................................. $    .27 $    .31 $    .40 $    .45
                                            ======== ======== ======== ========
Weighted-average number of shares..........   15,632   15,723   15,970   15,961
                                            ======== ======== ======== ========


                         Fiscal 1997 Quarters Ended
                                              ---------------------------------
                                              Jan. 31 Apr. 30 July 31  Oct. 31
                                              ------- ------- -------- --------
                                               (In thousands, except per share
                                                            data)
Revenues..................................... $95,541 $99,759 $100,196 $110,955
Operating income.............................   5,081   5,458    6,280    7,188
Net income...................................   2,196   2,457    3,181    3,671
                                              ======= ======= ======== ========
Income per share:
  Basic...................................... $   .26 $   .24 $    .30 $    .35
                                              ======= ======= ======== ========
  Diluted.
 ................................... $   .25 $   .22 $    .28 $    .33
                                              ======= ======= ======== ========
Weighted-average number of shares............   8,784  11,171   11,294   11,126
                                              ======= ======= ======== ========

   Operating income represents income from operations before interest income and expense.

                        URS CORPORATION AND SUBSIDIARIES

NOTE 16. SUPPLEMENTAL GUARANTOR INFORMATION

   In June 1999, the Company completed a private placement of $200 million principal amount of its Senior Subordinated Notes due 2009 (the "Notes") in connection with its purchase of Dames & Moore Group. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's wholly-owned domestic subsidiaries with gross revenues aggregating 90% or more of the Company's and its domestic subsidiaries' aggregate gross revenues on a consolidated basis, and if not otherwise included all of the Company's wholly-owned subsidiaries with annual gross revenues of $5 mi llion or more.
Substantially all of the Company's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractural and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

   The following information sets forth the condensed consolidating balance sheet of the Company as of October 31, 1998, and the condensed consolidating statements of operations and cash flows for the year ended October 31, 1998. As of and for the years ended October 31, 1997 and 1996 the Company did not have material foreign operations; therefore, the subsidiary guarantor information would not be relevan t and no consolidating financial statements as of and for the years then ended have been presented. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                URS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                               October 31, 1998
                                -----------------------------------------------
                                Parent and Subsidiary
                                Subsidiary    Non
                                Guarantors Guarantors Eliminations Consolidated
                                ---------- ---------- ------------ ------------
                                                  (unaudited)
ASSETS
Current assets:
 Cash.....................
 .....  $ 33,487   $ 3,042    $     --      $ 36,529
 Accounts receivable, net......   150,190    11,552          --       161,742
 Costs and accrued earnings in
  excess of billings on
  contracts in process, net....    73,557     4,324          --        77,881
 Prepaid expenses and other
  assets.......................     9,802       231          --        10,033
                                 --------   -------    ---------     --------
  Total current assets.........   267,036    19,149          --       286,185
Property and equipment, net....    26,488     3,041          (12)      29,517
Goodwill, net..................   129,748       (12)          12      129,748
Investment in unconsolidated
 subsidiaries..................   101,251       --      (101,251)         --
Accounts receivable--
 intercompany..................    35,260     9,812      (45,072)         --
Other assets...................     6,127       127          --         6,254
                                 --------   -------
---------     --------
                                  298,874    12,968     (146,323)     165,519
                                 --------   -------    ---------     --------
  Total assets.................  $565,910   $32,117    $(146,323)    $451,704
                                 ========   =======    =========     ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Long-term debt, current
  portion......................  $ 17,423   $   920    $     --      $ 18,343
 Trade payables................    35,606     1,630          --        37,236
 Intercompany payable..........    23,950    26,713     (50,663)          --
 Billings in excess of costs
  and accrued earnings on
  contracts in process.........    34,438     1,017          --        35,455
 Accruals......................    59,331     4,851          --        64,182
                                 --------   -------    ---------     --------
  Total current liabilities....   170,748    35,131      (50,663)     155,216

Capital leases.................    12,327         1          --        12,328
Long-term debt.................    82,629       --           --        82,629
Other..........................    34,877       294          --        35,171
                                 --------   -------    ---------     --------
  Total liabilities............   300,581    35,426      (50,663)     285,344
Total stockholders' equity.....   265,329    (3,309)     (95,660)     166,360
                                 --------   -------    ---------     --------
  Total liabilities and
   stockholders' equity........  $565,910   $32,117    $(146,323)    $451,704
                                 ========   =======    =========     ========

                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                          Year Ended October 31, 1998
                                -----------------------------------------------
                                Parent and Subsidiary
                                Subsidiary    Non
                                Guarantors Guarantors Eliminations Consolidated
                                ---------- ---------- ------------ ------------
                                                  (unaudited)
Revenues.......................  $752,19
6   $55,467     $(1,717)     $805,946
Expenses:
  Direct operating.............   446,963    33,394      (1,717)      478,640
  Indirect, general and
   administrative..............   243,317    19,192         --        262,509
  Depreciation and
   amortization................    13,647       909         --         14,556
                                 --------   -------     -------      --------
    Operating income...........    48,269     1,972         --         50,241
  Interest expense, net........     8,274       500         --          8,774
                                 --------   -------     -------      --------
Income before income taxes.....    39,995     1,472         --         41,467
  Income tax expense...........    18,447       353         --         18,800
                                 --------   -------     -------      --------
    Net income (loss)..........  $ 21,548   $ 1,119     $   --       $ 22,667
                                 ========   =======     =======      =
=======

                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                         Year Ended October 31, 1998
                               -----------------------------------------------
                               Parent and Subsidiary
                               Subsidiary    Non
                               Guarantors Guarantors Eliminations Consolidated
                               ---------- ---------- ------------ ------------
                                                 (unaudited)
Cash flows from operating
 activities:
 Net inc
ome...................  $ 21,548    $1,119      $  --       $ 22,667
                                --------   -------      ------      --------
Adjustments to reconcile net
 income to net cash provided
 (used) by operating
 activities:
 Depreciation and
  amortization................    13,647       909         --         14,556
 Allowance for doubtful
  accounts and losses.........    (2,259)      (92)        --         (2,351)
Changes in current assets and
 liabilities:
 Accounts receivable and costs
  and accrued earnings in
  excess of billings on
  contracts in process........   (16,528)   (1,314)      4,882       (12,960)
 Prepaid expenses and other
  assets......................    (5,259)      600         (71)       (4,730)
 Accounts payable, accrued
  salaries and wages and
  accrued expenses............     9,742      (362)     (7,195)        2,185
 Billings in excess of costs
  and accrued earnings on
  contracts in process........      (994)    1,017         --             23
 Deferred inco
me taxes and
  other, net..................     9,272       133       3,290        12,695
                                --------   -------      ------      --------
  Total adjustments...........     7,621       891         906         9,418
                                --------   -------      ------      --------
 Net cash provided (used) by
  operating activities........    29,169     2,010         906        32,085
                                --------   -------      ------      --------
Cash flows from investing
 activities:
 Payment for business
  acquisition, net of cash
  acquired....................   (36,937)      --          --        (36,937)
 Capital expenditures.........   (11,696)     (505)        --        (12,201)
                                --------   -------      ------      --------
 Net cash provided (used) by
  investing activities........   (48,633)     (505)        --        (49,138)
                                --------   -------      ------      --------
Cash flows
 from financing
 activities:
 Proceeds from issuance of
  debt........................   110,000       920        (920)      110,000
 Principal payments on long-
  term debt...................   (83,149)      (22)         14       (83,157)
 Proceeds from sale of common
  shares......................     2,622       --          --          2,622
 Proceeds from exercise of
  stock options...............     1,983       --          --          1,983
                                --------   -------      ------      --------
 Net cash provided (used) by
  financing activities........    31,456       898        (906)       31,448
                                --------   -------      ------      --------
 Net increase (decrease) in
 cash.........................    11,992     2,403         --         14,395
Cash at beginning of year.....    21,495       639         --         22,134
                                --------   -------      ------      --------
Cash at end of year...........  $ 33,487   $ 3,04
2      $  --       $ 36,529
                                ========   =======      ======      ========

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) Consolidated Financial Statements and Supplementary Data.


                                                                                      Page of
                                                                                  This Report
                                                                                  -----------
            Report of Independent Accountants...................................            4

            Consolidated Balance Sheets
                October 31, 1998 and October 31, 1997...........................            5

            Consolidated Statements of Operations
                For the years ended October 31, 1998, 1997 and 1996.............            6

            Consolidated Statements of Changes in Stockholders' Equity
                For the years ended October 31, 1998, 1997 and 1996.............            7

            Consolidated Statements of Cash Flows
                For the years ended October 31, 1998, 1997 and 1996.............            8

            Notes to Consolidated Financial Statements..........................            9

     (a)(2), (d)  Financial Schedules.

            Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3), (c)  Exhibits.

Exhibit
-------
Number    Exhibit
------    -------
3.1 Certificate of Incorporation of URS Corporation, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1991 (the "1991 Form 10-K"), and incorporated herein by reference.

3.2 Bylaws of URS Corporation, filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 Form 10-K"), and incorporated herein by reference.

4.1 Indenture, dated as of February 15, 1987, between URS Corporation and First Interstate Bank of California, Trustees, relating to $57.5 million of our 6 1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to our Registration Statement on Form S-2 (Commission File No. 33-11668), and incorporated herein by reference.

--------------------
* Previously filed.

Exhibit
-------
Number    Exhibit
------    -------

  4.2 Amendment Number 1 to Indenture governing 6-1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between URS Corporation and First Interstate Bank of California, Trustee, filed as
          Exhibit 4.9 to our Registration Statement on Form S-1 (Commission File No. 33-56296) (the "1990 Form S-1"), and incorporated herein by reference.

  4.3 Indenture, dated as of March 16, 1989, between URS Corporation and MTrust Corp., National Association, Trustee relating to our 8-5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to our Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189), and incorporated herein by reference.

  4.4 Amendment Number 1 to Indenture governing 8-5/8% Senior Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1 and incorporated herein by reference.

  4.5 Amendment Number 2 to Indenture governing 8-5/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between URS Corporation and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1 and incorporated herein by reference.

*10.1 Incentive Compensation Plan of URS Corporation, approved by the Board of Directors on December 17, 1998, subject to the approval of our stockholders.

 10.2 1991 Stock Incentive Plan of URS Corporation, as amended effective December 18, 1997, filed as Appendix A to our definitive proxy statement for our 1998 Annual Meeting of Stockholders, filed with the SEC on February 17, 1998 (the "1998 Proxy Statement"), and incorporated herein by reference.

 10.3 Employee Stock Purchase Plan of URS Corporation, as amended effective December 18, 1997, filed as Appendix B to the 1998 Proxy Statement, and incorporated herein by reference.

 10.4 Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996, filed as Exhibit 10.5 to the 1996 Form 10-K and incorporated herein by reference.

 10.5 Selected Executive Deferred Compensation Plan of URS Corporation, filed as Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

*10.6     1998 Incentive Compensation Plan of URS Corporation.

*10.7     1998 Incentive Compensation Plan of URS Greiner.

*10.8     1998 Incentive Compensation Plan of Woodward-Clyde.

 10.9     Non-Executive Directors Stock Grant Plan, as amended, filed as Exhibit
          10.1 to the Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

---------------------
* Previously filed.

Exhibit
-------
Number    Exhibit
------    -------

 10.10 Stock Appreciation Rights Agreement, dated July 18, 1989, between URS Corporation and Irwin L. Rosenstein, filed as Exhibit 10.13 to the 1990 Form S-1 and incorporated herein by reference.

 10.11 Stock Appreciation Rights Agreement, dated October 9, 1989, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.15 to the 1990 Form S-1 and incorporated herein by reference.

*10.12 Contingent Restricted Stock Award Agreement dated as of December 16, 1997 between URS Corporation and Martin M. Koffel.

*10.13 Contingent Restricted Stock Award Agreement dated as of December 16, 1997 between URS Corporation and Kent P. Ainsworth.

 10.14 Employment Agreement, dated December 16, 1991, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

 10.15 Employment Agreement, dated May 7, 1991, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.16 to the 1991 Form 10-K and incorporated herein by reference.

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

*10.19 Employment Agreement, dated as of March 20, 1998, between URS Corporation and Joseph Masters.

 10.20 Amendment to Employment Agreement, dated October 11, 1994, between URS Consultants, Inc., and Irwin L. Rosenstein, filed as Exhibit 10.12(a) to our Annual Report on Form 10-K for the fiscal year ended
          October 31, 1994, and incorporated herein by reference.

*10.21 Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation and Martin M. Koffel.

*10.22 Form of Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation, URS Greiner Woodward-Clyde Consultants,
          Inc., or URS Greiner Woodward-Clyde, Inc. and each of Kent P. Ainsworth, Joseph Masters, Martin Tanzer, Irwin L. Rosenstein, Robert Costello and Jean-Yves Perez.

-----------------------
* Previously filed.

Exhibit
-------
Number    Exhibit
------    -------

 10.23 Letter Agreement, dated February 14, 1990, between URS Corporation and Richard C. Blum, filed as Exhibit 10.31 to the 1990 Form S-1 and incorporated herein by reference.

 10.24 Letter Agreement, dated February 14, 1990, between URS Corporation and Richard C. Blum & Associates, Inc., filed as Exhibit 10.32 to the 1990 Form S-1 and incorporated herein by reference.

 10.25 Registration Rights Agreement, dated February 21, 1990, among URS Corporation, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to the 1990 Form S-1 and incorporated herein by reference.

 10.26 Post-Affiliation Agreement, dated July 19, 1989, between URS Corporation and URS International, Inc., filed as Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference.

 10.27 Form of Indemnification Agreement filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference; dated as of May 1, 1992 between URS Corporation and each of Messrs. Ainsworth, Blum, Koffel, Madden, Praeger, Rosenstein and Walsh; dated as of March 22, 1994 between URS Corporation and each of Admiral Foley and Mr. Der Marderosian; dated as of March 29, 1996 between URS Corporation and Mr. Costello; dated as of November 6, 1996 between URS Corporation and Mr. Glynn; dated as of January 20, 1997 between URS Corporation and Mr. Masters; and dated as of November 17, 1997 between URS Corporation and Mr. Perez.

 10.28 Agreement and Plan of Merger dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 21, 1997 and incorporated herein by reference.

 10.29 Credit Agreement, dated as of November 14, 1997, between URS Corporation, the Financial Institutions listed therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 2.2 to our Current Report on Form 8-K filed on November 26, 1997, and incorporated herein by reference.

 12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

*21.1     Subsidiaries of URS Corporation.

 23.1     Consent of PricewaterhouseCoopers LLP.

*24.1     Powers of Attorney of directors and officers of URS Corporation.

*27       Financial Data Schedule (electronic format only).

-----------------------------
* Previously filed.

  (b)  Reports on Form 8-K.

       None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       URS CORPORATION
                                       (Registrant)

                                       By: /s/ Kent P. Ainsworth
                                          ----------------------------
                                          Kent P. Ainsworth
                                          Executive Vice President and
                                          Chief Financial Officer

                                       Da
ted:  August 4, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

      Signature                           Title                           Date
      ---------                           -----                           ----
/s/ Martin M. Koffel*        Chairman of the Board of Directors      August 4, 1999
--------------------------   and Chief Executive Officer
Martin M. Koffel             (Principal Executive Officer)

/s/ Kent P. Ainsworth
--------------------------   Executive Vice President, Chief         August 4, 1999
Kent P. Ainsworth            Financial Officer and Secretary
                             (Principal Accounting Officer)

/s/ Irwin P. Rosenstein*     Director                                August 4, 1999
-------------------------
-
Irwin P. Rosenstein

/s/ Richard C. Blum*         Director                                August 4, 1999
--------------------------
Richard C. Blum

/s/ Richard Q. Praeger*      Director                                August 4, 1999
--------------------------
Richard Q. Praeger

/s/ William D. Walsh*        Director                                August 4, 1999
--------------------------
William D. Walsh

/s/ Richard B. Madden*       Director                                August 4, 1999
--------------------------
Richard B. Madden

/s/ Armen Der Marderosian*   Director                                August 4, 1999
--------------------------
Armen Der Marderosian



/s/ S. Robert Foley*         Director                                August 4, 1999
--------------------------
Adm. S. Robert Foley, Jr.,
USN (Ret.)

/s/ Jean-Yves Perez*         Director                                August 4, 1999
--------------------------
Jean-Yves Perez

* By:
/s/ Kent P. Ainsworth
-----------------------------------
Kent P. Ainsworth, Attorney-in-fact


                                 EXHIBIT INDEX

Exhibit
-------
Number    Exhibit
------    -------

  3.1 Certificate of Incorporation of URS Corporation, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1991 (the "1991 Form 10-K"), and incorporated herein by reference.

  3.2 Bylaws of URS Corporation, filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 Form 10-K"), and incorporated herein by reference.

  4.1 Indenture, dated as of February 15, 1987, between URS Corporation and First Interstate Bank of California, Trustees, relating to $57.5 million of our 6 1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to our Registration Statement on Form S-2 (Commission File No. 33-11668), and incorporated herein by reference.

  4.2 Amendment Number 1 to Indenture governing 6-1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between URS Corporation and First Interstate Bank of California, Trustee, filed as
          Exhibit 4.9 to our Registration Statement on Form S-1 (Commission File No. 33-56296) (the "1990 Form S-1"), and incorporated herein by reference.

  4.3 Indenture, dated as of March 16, 1989, between URS Corporation and MTrust Corp., National Association, Trustee relating to our 8-5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to our Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189), and incorporated herein by reference.

  4.4 Amendment Number 1 to Indenture governing 8-5/8% Senior Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1 and incorporated herein by reference.

  4.5 Amendment Number 2 to Indenture governing 8-5/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between URS Corporation and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1 and incorporated herein by reference.

*10.1 Incentive Compensation Plan of URS Corporation, approved by the Board of Directors on December 17, 1998, subject to the approval of our stockholders.

 10.2 1991 Stock Incentive Plan of URS Corporation, as amended effective December 18, 1997, filed as Appendix A to our definitive proxy statement for our 1998 Annual Meeting of Stockholders, filed with the SEC on February 17, 1998 (the "1998 Proxy Statement"), and incorporated herein by reference.

 10.3 Employee Stock Purchase Plan of URS Corporation, as amended effective December 18, 1997, filed as Appendix B to the 1998 Proxy Statement, and incorporated herein by reference.

--------------------------
* Previously filed.

Exhibit
-------
Number    Exhibit
------    -------

 10.4 Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996, filed as Exhibit 10.5 to the 1996 Form 10-K and incorporated herein by reference.

 10.5 Selected Executive Deferred Compensation Plan of URS Corporation, filed as Exhibit 10.3 to the 1990 Form S-1 and incorporated herein by reference.

*10.6     1998 Incentive Compensation Plan of URS Corporation.

*10.7     1998 Incentive Compensation Plan of URS Greiner.

*10.8     1998 Incentive Compensation Plan of Woodward-Clyde.

 10.9     Non-Executive Directors Stock Grant Plan, as amended, filed as Exhibit
          10.1 to the Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

 10.10 Stock Appreciation Rights Agreement, dated July 18, 1989, between URS Corporation and Irwin L. Rosenstein, filed as Exhibit 10.13 to the 1990 Form S-1 and incorporated herein by reference.

 10.11 Stock Appreciation Rights Agreement, dated October 9, 1989, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.15 to the 1990 Form S-1 and incorporated herein by reference.

*10.12 Contingent Restricted Stock Award Agreement dated as of December 16, 1997 between URS Corporation and Martin M. Koffel.

*10.13 Contingent Restricted Stock Award Agreement dated as of December 16, 1997 between URS Corporation and Kent P. Ainsworth.

 10.14 Employment Agreement, dated December 16, 1991, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K and incorporated herein by reference.

 10.15 Employment Agreement, dated May 7, 1991, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.16 to the 1991 Form 10-K and incorporated herein by reference.

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

*10.19 Employment Agreement, dated as of March 20, 1998, between URS Corporation and Joseph Masters.

-------------
* Previously filed.

Exhibit
-------
Number    Exhibit
------    -------

 10.20 Amendment to Employment Agreement, dated October 11, 1994, between URS Consultants, Inc., and Irwin L. Rosenstein, filed as Exhibit 10.12(a) to our Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

*10.21 Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation and Martin M. Koffel.

*10.22 Form of Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation, URS Greiner Woodward-Clyde Consultants, Inc., or URS Greiner Woodward-Clyde, Inc. and each of Kent P. Ainsworth, Joseph Masters, Martin Tanzer, Irwin L. Rosenstein, Robert Costello and Jean-Yves Perez.

 10.23 Letter Agreement, dated February 14, 1990, between URS Corporation and Richard C. Blum, filed as Exhibit 10.31 to the 1990 Form S-1 and incorporated herein by reference.

 10.24 Letter Agreement, dated February 14, 1990, between URS Corporation and Richard C. Blum & Associates, Inc., filed as Exhibit 10.32 to the 1990 Form S-1 and incorporated herein by reference.

 10.25 Registration Rights Agreement, dated February 21, 1990, among URS Corporation, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to the 1990 Form S-1 and incorporated herein by reference.

 10.26 Post-Affiliation Agreement, dated July 19, 1989, between URS Corporation and URS International, Inc., filed as Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1989 and incorporated herein by reference.

 10.27 Form of Indemnification Agreement filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference; dated as of May 1, 1992 between URS Corporation and each of Messrs. Ainsworth, Blum, Koffel, Madden, Praeger, Rosenstein and Walsh; dated as of March 22, 1994 between URS Corporation and each of Admiral Foley and Mr. Der Marderosian; dated as of March 29, 1996 between URS Corporation and Mr. Costello; dated as of November 6, 1996 between URS Corporation and Mr. Glynn; dated as of January 20, 1997 between URS Corporation and Mr. Masters; and dated as of November 17, 1997 between URS Corporation and Mr. Perez.

 10.28 Agreement and Plan of Merger dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 21, 1997 and incorporated herein by reference.

-------------
* Previously filed.

Exhibit
-------
Number    Exhibit
------    -------

 10.29 Credit Agreement, dated as of November 14, 1997, between URS Corporation, the Financial Institutions listed therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 2.2 to our Current Report on Form 8-K filed on November 26, 1997, and incorporated herein by reference.

 12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

*21.1     Subsidiaries of URS Corporation.

 23.1     Consent of PricewaterhouseCoopers LLP.

*24.1     Powers of Attorney of directors and officers of URS Corporation.

*27       Financial Data Schedule (electronic format only).

-------------
* Previously filed.