Form 10-Q/A
period 1999-04-30
URS CORP /NEW/
filed 1999-08-04
CIK 102379

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                      or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ____________________.

Commission File Number 1-7567


                                URS CORPORATION
            (Exact name of registrant as specified in its charter)


                   Delaware                                    94-1381538
(State or other jurisdiction of incorporation)      (I.R.S. Employer Identification No.)
----------------------------------------------------------------------------------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding on June 4, 1999
-----                                      ---------------------------

Common stock, $0.01 par value              15,589,410

                       URS CORPORATION AND SUBSIDIARIES

   In this Quarterly Report on Form 10-Q/A, "we," "us," "our" and similar terms refer to URS Corporation and its subsidiaries, except where it is clear that such terms mean only URS Corporation. When we make such references, we are referring to URS Corporation prior to giving effect to our acquisition of Dames & Moore Group. References to "Dames & Moore" refer to Dames & Moore Group, and references to the "Combined Company" refer to URS Corporation and Dames & Moore after giving effect to the Dames & Moore acquisition.

   This Quarterly Report on Form 10-Q/A for the second quarter ended April 30, 1999 contains forward-looking statements within the meaning of the securities laws that involve risks and uncertainties. We believe that our expectations are reasonable and are based on reasonable assumptions. However, risks and uncertainties relating to future events that could cause actual results to differ materially from our expectations include our ability to successfully integrate the Combined Company following the Dames & Moore acquisition, the impact on us and our financial condition of the substantial indebtedness incurred in connection with the Dames & Moore acquisition, our dependancy on government programs and contracts, competitive practices in our industry, possible changes in legislation or governmental regulation and policies, contracting risks, our ability to attract and retain qualified professionals, exposure to potential liability from legal proceedings, and other factors discussed more fully in our 1998 Annual Report on Form 10-K and in other publicly available reports filed with the Securities and Exchange Commission from time to time. We do not intend, and assume no obligation, to update any forward-looking statements.

Item 1. Financial Statements.

                                                                                                  Page Number
                                                                                               Of This Report
                                                                                               --------------
        Consolidated Balance Sheets as of April 30, 1999 and 1998 (unaudited)................          4

        Consolidated Statements of Operations for the six months ended April 30, 1999 and 1998 (unaudited).................................................................

      5

        Consolidated Statements of Cash Flows for the six months ended April 30, 1999 and
        1998 (unaudited).....................................................................          6

        Notes to Unaudited Consolidated Financial Statements.................................          7

                        URS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                            April 30, April 30,
                                                              1999      1998
                                                            --------  ---------
                                                               (unaudited)
                          ASSETS
Current assets:
 Cash...................................................... $ 10,036  $ 33,875
 Accounts receivable, less allowance for doubtful accounts
  o
f $7,256 and $2,899.....................................  183,469   159,409
 Costs and accrued earnings in excess of billings on
  contracts in process, less allowance for losses of $7,297
  and $8,523...............................................  112,820    58,087
 Prepaid expenses and other assets.........................   12,098     4,376
                                                            --------  --------
  Total current assets.....................................  318,423   255,747
 Property and equipment at cost, net.......................   32,508    30,486
 Goodwill, net.............................................  136,123   119,209
 Other assets..............................................    7,603    12,273
                                                            --------  --------
                                                            $494,657  $417,715
                                                            ========  ========

           LIABILITIES AND STOCKHOLDER
S' EQUITY
Current liabilities:
 Long-term debt, current portion........................... $ 16,502  $ 20,069
 Notes payable.............................................    6,499       --
 Accounts payable..........................................   40,714    30,955
 Accrued salaries and wages................................   35,359    23,732
 Accrued expenses and other................................   16,495    28,263
 Billings in excess of costs and accrued earnings on
  contracts in process.....................................   43,724    36,119
                                                            --------  --------
  Total current liabilities................................  159,293   139,138
 Long-term debt, less current portion......................  110,808   103,589
 Deferred income taxes.....................................    7,224       --
 Deferred compensation and other...........................   34,383    25,772
                                                            --------
  --------
  Total liabilities........................................  311,708   268,499
                                                            --------  --------

Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
  issued 15,507 and 14,964 shares..........................      155       149
 Treasury stock............................................     (287)     (287)
 Additional paid-in capital................................  121,691   113,996
 Foreign currency translation adjustment...................       70       --
 Retained earnings since February 21, 1990, date of quasi-
  reorganization...........................................   61,320    35,358
                                                            --------  --------
  Total stockholders' equity...............................  182,949   149,216
                                                            --------  --------
                                                            $494,657  $417,71
5
                                                            ========  ========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                              Six Months Ended
                                                                  April 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                 (unaudited)
Revenues..................

 ................................... $415,069 $381,338
                                                              -------- --------
Expenses:
  Direct operating...........................................  239,151  231,587
  Indirect, general and administrative.......................  148,737  128,757
  Interest expense, net......................................    4,714    4,282
                                                              -------- --------
                                                               392,602  364,626
                                                              -------- --------
Income before income tax.....................................   22,467   16,712
Income tax expense...........................................    9,800    7,600
                                                              -------- --------
Net income................................................... $ 12,667 $  9,112
                                                              -------- ---
-
----
Other comprehensive income:
  Foreign currency translation gain (loss)...................       70      --
                                                              -------- --------
Comprehensive income......................................... $ 12,737 $  9,112
                                                              ======== ========
Net income per share:
  Basic...................................................... $    .82 $    .61
                                                              ======== ========
  Diluted.................................................... $    .77 $    .58
                                                              ======== ========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Six Months Ended
                                                                April 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (unaudited)
Cash flows from operating activities:
 Net inco

me................................................ $ 12,667  $  9,112
                                                            --------  --------
Adjustments to reconcile net income to net cash (used)
 provided by operating
 activities:
 Depreciation and amortization.............................    7,731     7,339
 Allowance for doubtful accounts and losses................      451       329
Changes in current assets and liabilities:
 Accounts receivable and costs and accrued earnings in
  excess of billings on contracts in process...............  (43,912)   11,845
 Prepaid expenses and other assets.........................   (2,590)     (104)
 Accounts payable, accrued salaries and wages and accrued
  expenses.................................................  (15,125)  (16,171)
 Billings in excess of costs and accrued earnings on
  contracts in process.....................................    8,269       687
 Deferred taxes............................................    1,970      (177)
 Other, net..
 .
 .............................................    3,093     1,287
                                                            --------  --------
   Total adjustments.......................................  (40,113)    5,035
                                                            --------  --------
 Net cash (used) provided by operating activities..........  (27,446)   14,147
                                                            --------  --------
Cash flows from investing activities:
 Business acquisition, net of cash acquired................  (12,530)  (36,937)
 Capital expenditures......................................   (3,560)   (3,122)
                                                            --------  --------
 Net cash (used) by investing activities...................  (16,090)  (40,059)
                                                            --------  --------
Cash flows from financing activities:
 Proceeds from issuance of debt............................   10,096   110,000
 Pri
nc
ipal payments on long-term debt......................   (9,700)  (73,356)
 Proceeds from bank borrowings.............................   12,795       --
 Proceeds from sale of common shares.......................    2,714       755
 Proceeds from exercise of stock options...................    1,138       254
                                                            --------  --------
 Net cash provided by financing activities.................   17,043    37,653
                                                            --------  --------
Net (decrease) increase in cash............................  (26,493)   11,741
Cash at beginning of period................................   36,529    22,134
                                                            --------  --------
Cash at end of period...................................... $ 10,036  $ 33,875
                                                            ========  ========
Supplemental information:
 Interest paid..................................
 ...
 ........ $  5,338  $  4,587
                                                            ========  ========
 Taxes paid................................................ $  9,485  $  8,496
                                                            ========  ========
 Equipment subject to capital lease obligations............ $  4,296  $  1,128
                                                            ========  ========
 Noncash purchase allocation adjustment.................... $  2,000  $ 13,600
                                                            ========  ========
 Foreign currency translation adjustment................... $   (627) $    --
                                                            ========  ========
 Issuance of common stock in business acquisition.......... $    --   $ 61,936
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

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this memorandum for the fiscal year ended October 31, 1998. The results of oper ations for the six-month periods ended April 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

                        URS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUPPLEMENTAL GUARANTOR INFORMATION:

   In June 1999, we completed a private placement of $200 million principal amount of our Senior Subordinated Notes due 2009 (the "Notes") in connection with its purchase of Dames & Moore Group. The Notes are fully and unconditionally guaranteed on a joint and several basis by our wholly-owned domestic subsidiaries with gross revenues aggregating 90% or more of our and our domestic subsidiaries' aggregate gross revenues on a consolidated basis, and if not otherwise included, all of our wholly-owned subsidiaries with annual gross revenues of $5 million or more. Substantially all our income and cash flow is generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Under certain circumstances, contractural and legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, could limit our ability to obtain cash from our subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

  The following information sets forth our condensed consolidating balance sheet as of April 30, 1999, and our condensed consolidating statements of operations and cash flows for the six months ended April 30, 1999 and 1998. We account for investments in subsidiaries on the equity method; accordingly, entries necessary to consolidate us and all of our subsidiaries are reflected in the eliminations column. Separate complete financial statements of us and our subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                URS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                                   April 30, 1999
                               --------------------------------------------------------
                               URS Corporation
                                     and           Subsidiary
                                  Subsidiary          Non-
                                  Guarantors       Guarantors Eliminations Consolidated
                               ---------------     ---------- ------------ ------------
                                                         (unaudited)
ASSETS
Current assets:
 Cash.........................    $  5,491          $ 4,545    $     --      $ 10,036
 Accounts receivable, net.....     159,059           24,410          --       183,469
 Costs and accrued earnings in
  excess of billings on
  contracts in process, net...      99,943           12,877          --       112,820
 Accounts receivable,
  intercompany................      23,807          (22,554)      (1,253)         --
 Prepaid expenses and other
  assets......................      10,567            1,531          --        12,098
                                  --------          -------    ---------     --------
  Total current assets........     298,867           20,809       (1,253)     318,423
Property and equipment, net...      28,263            4,245          --        32,508
Goodwill, net.................     136,123              --           --       136,123
Investment in unconsolidated
 subsidiaries.................     105,732              --      (105,732)         --
Other assets..................       7,603           16,855      (16,855)       7,603
                                  --------          -------    ---------     --------
  Total assets................    $576,588          $41,909    $(123,840)    $494,657
                                  ========          =======    =========     ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Long-term debts current
  portion.....................    $ 17,061          $ 5,940    $     --      $ 23,001
 Trade payables...............      34,122            6,592          --        40,714
 Intercompany payable.........         --           (11,909)      11,909          --
 Billings in excess of costs
  and accrued earnings on
  contracts in process........      37,586            6,138          --        43,724
 Accruals.....................      49,417            2,437          --        51,854
                                  --------          -------    ---------     --------
  Total current liabilities...     138,186            9,198       11,909      159,293
Capital leases................      15,911              583          --        16,494
Long-term debt................      94,314              --           --        94,314
Intercompany payable..........     (16,889)          10,181        6,708          --
Other.........................      41,409              198          --        41,607
                                  --------          -------    ---------     --------
  Total liabilities...........     272,931           20,160       18,617      311,708
Total stockholders' equity....     303,657           21,749     (142,457)     182,949
                                  --------          -------    ---------     --------
  Total liabilities and
   stockholders' equity.......    $576,588          $41,909    $(123,840)    $494,657
                                  ========          =======    =========     ========

                                URS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                                   April 30, 1999
                               --------------------------------------------------------
                               URS Corporation
                                     and           Subsidiary
                                  Subsidiary          Non-
                                  Guarantors       Guarantors Eliminations Consolidated
                               ---------------     ---------- ------------ ------------
                                                         (unaudited)
ASSETS
Current assets:
 Cash.........................    $ 31,262          $ 2,613    $     --      $ 33,875
 Accounts receivable, net.....     149,566            9,843          --       159,409
 Costs and accrued earnings in
  excess of billings on
  contracts in process, net...      52,421            5,666          --        58,087
 Accounts receivable--
  intercompany................       1,116           10,132      (11,248)         --
 Prepaid expenses and other
  current assets..............       4,124              252          --         4,376
                                  --------          -------    ---------     --------
  Total current assets........     238,489           28,506      (11,248)     255,747
Property and equipment, net...      27,161            3,325          --        30,486
Goodwill, net.................     119,122               87          --       119,209
Investment in unconsolidated
 subsidiaries.................     101,251              --      (101,251)         --
Other assets..................      12,069              204          --        12,273
                                  --------          -------    ---------     --------
                                   259,603            3,616     (101,251)     161,968
                                  --------          -------    ---------     --------
  Total assets................    $498,092          $32,122    $(112,499)    $417,715
                                  ========          =======    =========     ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Long term debt--current
  portion.....................    $ 20,069          $   --     $     --      $ 20,069
 Trade payables...............      29,677            1,278          --        30,955
 Intercompany payable.........         --            25,654      (25,654)         --
 Billings in excess of costs
  and accrued earnings on
  contracts in process........      35,083            1,036                    36,119
 Accruals.....................      44,819            7,176          --        51,995
                                  --------          -------    ---------     --------
  Total current liabilities...     129,648           35,144      (25,654)     139,138
Capital leases................      11,353               46          --        11,399
Long-term debt................      92,190              --           --        92,190
Intercompany payable..........      (8,675)          (1,036)       9,711          --
Other.........................      25,443              329          --        25,772
                                  --------          -------    ---------     --------
  Total liabilities...........     249,959           34,483      (15,943)     268,499
Total stockholders' equity....     248,133           (2,361)     (96,556)     149,216
                                  --------          -------    ---------     --------
  Total liabilities and
   stockholders' equity.......    $498,092          $32,122    $(112,499)    $417,715
                                  ========          =======    =========     ========

                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                          Six Months Ended April 30, 1999
                               --------------------------------------------------------
                               URS Corporation
                                     and           Subsidiary
                                  Subsidiary          Non-
                                  Guarantors       Guarantors Eliminations Consolidated
                               ---------------     ---------- ------------ ------------
                                                         (unaudited)
Revenues......................     $373,384          $42,749     $(1,064)     $415,069
Expenses:
  Direct operating............      216,042           24,173      (1,064)      239,151
  Indirect, general and
   administrative.............      122,846           18,160         --        141,006
  Depreciation and
   amortization...............        7,026              705         --          7,731
                                   --------          -------     -------      --------
    Operating income..........       27,470             (289)        --         27,181
  Interest expense, net.......        4,634               80         --          4,714
                                   --------          -------     -------      --------
Income (loss) before income
 tax..........................       22,836             (369)        --         22,467
  Income tax expense..........        9,746               54         --          9,800
                                   --------          -------     -------      --------
    Net income (loss).........     $ 13,090          $  (423)    $   --       $ 12,667
                                   ========          =======     =======      ========

                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                          Six Months Ended April 30, 1999
                               --------------------------------------------------------
                               URS Corporation
                                     and           Subsidiary
                                  Subsidiary          Non-
                                  Guarantors       Guarantors Eliminations Consolidated
                               ---------------     ---------- ------------ ------------
                                                         (unaudited)
Revenues......................     $355,922          $26,173      $(757)      $381,338
Expenses:
  Direct operating............      216,955           15,389       (757)       231,587
  Indirect, general and
   administrative.............      111,231           10,187        --         121,418
  Depreciation and
   amortization...............        6,884              455        --           7,339
                                   --------          -------      -----       --------
    Operating income..........       20,852              142        --          20,994
  Interest expense, net.......        3,954              328        --           4,282
                                   --------          -------      -----       --------
Income (loss) before income
 taxes........................       16,898             (186)       --          16,712
  Income tax expense
   (benefit)..................        7,672              (72)       --           7,600
                                   --------          -------      -----       --------
    Net income (loss).........     $  9,226          $  (114)     $ --        $  9,112
                                   ========          =======      =====       ========

                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                          Six Months Ended April 30, 1999
                               --------------------------------------------------------
                               URS Corporation
                                     and           Subsidiary
                                  Subsidiary          Non-
                                  Guarantors       Guarantors Eliminations Consolidated
                               ---------------     ---------- ------------ ------------
                                                         (unaudited)
Cash flows from operating
 activities:
 Net income...................    $ 13,090          $  (423)    $    --      $ 12,667
                                  --------          -------     --------     --------
Adjustments to reconcile net
 income to net cash (used) by
 operating activities:
 Depreciation and
  amortization................       7,026              705          --         7,731
 Allowance for doubtful
  accounts and losses.........       2,420             (482)      (1,487)         451
Changes in current assets and
 liabilities:
 Accounts receivable and costs
  and accrued earnings in
  excess of billings on
  contracts in process........     (33,319)          10,473      (21,066)     (43,912)
 Prepaid expenses and other
  assets......................       4,724           (1,300)      (6,014)      (2,590)
 Accounts payable, accrued
  salaries and wages and
  accrued expenses............     (29,295)           (835)       15,005      (15,125)
 Billings in excess of costs
  and accrued earnings on
  contracts in process........         645            5,121        2,503        8,269
 Deferred taxes and other,
  net.........................       9,576          (15,572)      11,059        5,063
                                  --------          -------     --------     --------
  Total adjustments...........     (38,223)          (1,890)         --       (40,113)
                                  --------          -------     --------     --------
 Net cash (used) by operating
  activities..................     (25,133)          (2,313)         --       (27,446)
                                  --------          -------     --------     --------
Cash flows from investing
 activities:
 Business acquisition, net of
  cash acquired...............     (12,530)             --           --       (12,530)
 Capital expenditures.........      (2,356)          (1,204)         --        (3,560)
                                  --------          -------     --------     --------
 Net cash (used) by investing
  activities..................     (14,886)          (1,204)         --       (16,090)
                                  --------          -------     --------     --------
Cash flows from financing
 activities:
 Proceeds from issuance of
  debt........................      10,096              --           --        10,096
 Principal payments on long-
  term debt...................      (9,700)             --           --        (9,700)
 Proceeds from bank
  borrowings..................       7,775            5,020          --        12,795
 Proceeds from sale of common
  shares......................       2,714              --           --         2,714
 Proceeds from exercise of
  stock options...............       1,138              --           --         1,138
                                  --------          -------     --------     --------
 Net cash provided by
  financing activities........      12,023            5,020          --        17,043
                                  --------          -------     --------     --------
Net increase (decrease) in
 cash.........................     (27,996)           1,503          --       (26,493)
Cash at beginning of period...      33,487            3,042          --        36,529
                                  --------          -------     --------     --------
Cash at end of period.........    $  5,491          $ 4,545     $    --      $ 10,036
                                  ========          =======     ========     ========

                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                          Six Months Ended April 30, 1999
                               --------------------------------------------------------
                               URS Corporation
                                     and           Subsidiary
                                  Subsidiary          Non-
                                  Guarantors       Guarantors Eliminations Consolidated
                               ---------------     ---------- ------------ ------------
                                                         (unaudited)
Cash flows from operating
 activities:
 Net income...................     $  9,226           $ (114)     $  --       $  9,112
                                   --------           ------      ------      --------
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Depreciation and
  amortization................        6,884              455         --          7,339
 Allowance for doubtful
  accounts and losses.........          161              168         --            329
Changes in current assets and
 liabilities:
 Accounts receivable and costs
  and accrued earnings in
  excess of billings on
  contracts in process........        7,651           (1,017)      5,211        11,845
 Prepaid expenses and other
  assets......................         (535)             579        (148)         (104)
 Accounts payable, accrued
  salaries and wages and
  accrued expenses............      (16,010)             464        (625)      (16,171)
 Billings in excess of costs
  and accrued earnings on
  contracts in process........         (349)           1,036         --            687
 Deferred taxes...............       (1,061)             884         --           (177)
 Other, net...................        5,974             (238)     (4,449)        1,287
                                   --------           ------      ------      --------
   Total adjustments..........        2,715            2,331         (11)        5,035
                                   --------           ------      ------      --------
 Net cash provided by
  operating activities........       11,941            2,217         (11)       14,147
                                   --------           ------      ------      --------
Cash flows from investing
 activities:
 Business acquisition, net of
  cash acquired...............      (36,937)             --          --        (36,937)
 Capital expenditures.........       (2,901)            (221)        --         (3,122)
                                   --------           ------      ------      --------
 Net cash (used) by investing
  activities..................      (39,838)            (221)        --        (40,059)
                                   --------           ------      ------      --------
Cash flows from financing
 activities:
 Proceeds from issuance of
  debt........................      110,000              --          --        110,000
 Principal payments on long-
  term debt...................      (73,345)             (22)         11       (73,356)
 Proceeds from sale of common
  shares......................          755              --          --            755
 Proceeds from exercise of
  stock options...............          254              --          --            254
                                   --------           ------      ------      --------
 Net cash provided (used) by
  financing activities........       37,664              (22)         11        37,653
                                   --------           ------      ------      --------
Net increase in cash..........        9,767            1,974         --         11,741
Cash at beginning of period...       21,495              639         --         22,134
                                   --------           ------      ------      --------
Cash at end of period.........     $ 31,262           $2,613      $  --       $ 33,875
                                   ========           ======      ======      ========

Item 6. Exhibits and Reports on Form 8-K.

       (a)   Exhibits


             Exhibit
             -------
             Number  Exhibit
             ------  -------
              10.1 Incentive Compensation Plan of URS Corporation, filed as Exhibit 10.1 to its Annual Report on Form 10-K for the fiscal year ended 1998 and incorporated herein by reference.

              12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

             *27     Financial Data Schedule (electronic format only).

             ----------------

             *    Previously filed.

       (b)   Reports on Form 8-K


       We filed no reports on Form 8-K during the quarter ended April 30, 1999. Subsequent to April 30, 1999, we filed the following reports on Form 8-K:

       Form 8-K dated May 7, 1999 to report that we had signed a definitive agreement to acquire Dames & Moore.

       Form 8-K dated June 8, 1999 to report unaudited pro forma combined financial information of URS Corporation and Dames & Moore.

       Form 8-K dated June 11, 1999 to report completion of the tender offer for Dames & Moore and financial statements of the acquired business.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      URS CORPORATION


                                       /s/ Kent P. Ainsworth
                                      ---------------------------------
                                      Kent P. Ainsworth
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

                                      Dated: August 4, 1999

                                 EXHIBIT INDEX
             Exhibit
             -------
             Number  Exhibit
             ------  -------
             10.1 Incentive Compensation Plan of URS Corporation, filed as Exhibit 10.1 to its Annual Report on Form 10-K for the fiscal year ended 1998 and incorporated herein by reference.

             12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

            *27      Financial Data Schedule (electronic format only).

             -----------------

             *    Previously filed.