Form 10-Q
period 1999-07-31
URS CORP /NEW/
filed 1999-09-14
CIK 102379

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1999

                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

                          Commission file number 1-7567


                                 URS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               94-1381538
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
    of incorporation)                                        Identification No.)


100 California Street, Suite 500
San Francisco, California                                             94111-4529
----------------------------------------                              ----------
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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at September 3,1999
----------------------------                     -------------------------------
Common stock, $.01 par value                                15,652,906

                        URS CORPORATION AND SUBSIDIARIES

         This Form 10-Q for the third quarter ended July 31, 1999 contains forward-looking statements within the meaning of the securities laws that involve risks and uncertainties. The Company believes that its expectations are reasonable and are based on reasonable assumptions. However, risks and uncertainties relating to future events that could cause actual results to differ materially from the Company's expectations include the Company's ability to successfully integrate Dames & Moore Group ("Dames & Moore") and the Company following the acquisition of Dames & Moore in June 1999, the impact on the Company and its financial condition of the substantial indebtedness incurred in connection with the Dames & Moore acquisition, the Company's dependency on government programs and contracts, competitive practices in the industry, possible changes in legislation or governmental regulation or policies, contracting risks, the Company's ability to attract and retain qualified professionals, exposure to potential liability from legal proceedings, and other factors discussed more fully below in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 1998 Form 10-K, in the Company's Form 10-Q for the quarter ended April 30, 1999, in the Company's registration statement on Form S-4, as amended, initially filed with the Securities and Exchange Commission on August 4, 1999 (registration no. 333-84521) and in other publicly available reports filed with the Securities and Exchange Commission from time to time. The Company does not intend, and assumes no obligation, to update any forward-looking statements.


                                      INDEX

PART I.       FINANCIAL INFORMATION:

     Item 1.    Financial Statements (unaudited)

                Consolidated Balance Sheets

                 July 31, 1999 and October 31, 1998............................4

                Consolidated Statements of Operations

                 Three and nine months ended July 31,
                  1999 and 1998................................................5

                Consolidated Statements of Cash Flows

                 Nine months ended July 31, 1999 and 1998......................6

                Notes to consolidated financial statements.....................7

     Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                  Operations..................................................15

PART II.      OTHER INFORMATION:

     Item 3.    Submission of Matters to a Vote of
                 Security Holders.............................................20

     Item 4.    Other Information.............................................21

     Item 5.    Exhibits and Reports on Form 8-K..............................21

ITEM 1.     FINANCIAL STATEMENTS

                                                  URS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)
                                                             (unaudited)
                                                                                                  July 31,              October 31,
                        ASSETS                                                                      1999                   1998
                                                                                                 -----------            -----------

Current assets:
 Cash                                                                                            $    19,738            $    36,529
 Accounts receivable, less allowance for doubtful accounts
    of $15,268 and $7,206                                                                            445,586                161,742
 Costs and accrued earnings in excess of
    billings on contracts in process, less
    allowance for losses of $14,620 and $6,896                                                       186,837                 77,881
 Prepaid expenses and other assets                                                                    28,023                 10,033
                                                                                                 -----------            -----------
  Total current assets                                                                               680,184                286,185

Property and equipment at cost, net                                                                   93,004                 29,517
Goodwill, net                                                                                        466,616                129,748
Other assets                                                                                          67,132                  6,254
                                                                                                 -----------            -----------
                                                                                                 $ 1,306,936            $   451,704
                                                                                                 ===========            ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt, current portion                                                                 $    14,602            $    16,400
 Notes payable                                                                                        13,191                  1,943
 Accounts payable                                                                                     97,175                 37,236
 Accrued salaries and wages                                                                           73,482                 34,797
 Accrued expenses and other                                                                           63,160                 29,385
 Billings in excess of costs and accrued earnings on
    contracts in process                                                                              31,267                 35,455
                                                                                                 -----------            -----------
  Total current liabilities                                                                          292,877                155,216

Long-term debt                                                                                       667,498                 94,957
Deferred income taxes                                                                                 12,514                  5,377
Deferred compensation and other                                                                       42,242                 29,794
                                                                                                 -----------            -----------
  Total liabilities                                                                                1,015,131                285,344
                                                                                                 -----------            -----------
Mandatory Redeemable Series A and C Preferred Stock                                                  100,000                   --
                                                                                                 -----------            -----------

Stockholders' equity:
 Common shares, par value $.01; authorized 20,000 shares;
     issued 15,653 and 15,206 shares                                                                     157                    152
 Treasury stock                                                                                         (287)                  (287)
 Additional paid-in capital                                                                          121,125                117,842
 Foreign currency translation adjustment                                                                 430                   --
 Retained earnings since February 21, 1990, date of
    quasi-reorganization                                                                              70,380                 48,653
                                                                                                 -----------            -----------
  Total stockholders' equity                                                                         191,805                166,360
                                                                                                 -----------            -----------
                                                                                                 $ 1,306,936            $   451,704
                                                                                                 ===========            ===========


                                           See Notes to Consolidated Financial Statements

                                                  URS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (unaudited)

                                                                       Three months ended                     Nine months ended
                                                                             July 31,                              July 31,
                                                                   ---------------------------           ---------------------------
                                                                     1999               1998               1999               1998
                                                                   --------           --------           --------           --------
Revenues                                                           $428,482           $207,484           $849,758           $588,822
                                                                   --------           --------           --------           --------
Expenses:
 Direct operating                                                   255,531            130,262            500,889            361,849
 Indirect, general and administrative                               143,386             62,951            292,123            191,708
 Interest expense, net                                               10,781              2,582             15,495              6,864
                                                                   --------           --------           --------           --------
                                                                    409,698            195,795            808,507            560,421
                                                                   --------           --------           --------           --------

Income before taxes                                                  18,784             11,689             41,251             28,401
Income tax expense                                                    8,400              5,300             18,200             12,900
Preferred stock dividend                                              1,333               --                1,333               --
                                                                   --------           --------           --------           --------
Net income available for common stockholders                       $  9,051           $  6,389           $ 21,718           $ 15,501
                                                                   ========           ========           ========           ========
Other comprehensive income:
 Foreign currency translation adjustment                                360               --                  430               --
                                                                   --------           --------           --------           --------
Comprehensive income                                               $  9,411           $  6,389           $ 22,148           $ 15,501
                                                                   ========           ========           ========           ========
Net income per share:
   Basic                                                           $    .58           $    .43           $   1.41           $   1.04
                                                                   ========           ========           ========           ========
   Diluted                                                         $    .53           $    .40           $   1.30           $    .98
                                                                   ========           ========           ========           ========

                                           See Notes to Consolidated Financial Statements

                                                  URS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (unaudited)
                                                                                                          Nine Months Ended
                                                                                                              July 31,
                                                                                                   --------------------------------
                                                                                                      1999                 1998
                                                                                                   ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                                        $  21,718              $  15,501
                                                                                                   ---------              ---------
 Adjustment to reconcile net income to net cash
   provided (used)by operating activities:
 Depreciation and amortization
 Preferred stock dividend                                                                             16,320                 11,045
 Allowance for doubtful accounts and losses                                                            1,333                   --
 Changes in current assets and liabilities, net of                                                     3,992                   (109)
   effects of purchases of businesses:
     Accounts receivable and costs and accrued
       earnings in excess of billings on contracts in process                                        (42,006)                (3,104)
    Prepaid expenses and other assets                                                                 (5,650)                   197
    Accounts payable, accrued salaries and wages
       and accrued expenses                                                                          (42,779)                (9,709)
    Billings in excess of costs and accrued
       earnings on  contracts in process                                                              (5,739)                   810
    Deferred income taxes                                                                             12,618                    250
    Other, net                                                                                       (14,927)                   503
                                                                                                   ---------              ---------
 Total adjustments                                                                                   (76,838)                  (117)
                                                                                                   ---------              ---------
 Net cash provided (used) by operating activities                                                    (55,120)                15,384
                                                                                                   ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Business acquisition, net of cash acquired                                                         (316,167)               (36,937)
 Capital expenditures                                                                                (10,191)                (7,747)
                                                                                                   ---------              ---------
 Net cash (used) by investing activities                                                            (326,358)               (44,684)
                                                                                                   ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from lines of credit                                                                        15,000                   --
 Proceeds from issuance of debt                                                                      854,739                110,000
 Payments on merger fees                                                                             (18,738)                (4,000)
 Principal payments on long-term debt                                                               (589,597)               (73,977)
 Proceeds from sale of common shares                                                                   2,693                    755
 Proceeds from exercise of stock options                                                               2,090                    887
 Proceeds from issuance of preferred stock                                                           100,000                   --
 Payments on financing fees related to issuance of
   preferred stock                                                                                    (1,500)                  --
                                                                                                   ---------              ---------
 Net cash provided by financing activities                                                           364,687                 33,665
                                                                                                   ---------              ---------
 Net (decrease) increase in cash                                                                     (16,791)                 4,365
 Cash at beginning of period                                                                          36,529                 22,134
                                                                                                   ---------              ---------
 Cash at end of period                                                                             $  19,738              $  26,499
                                                                                                   =========              =========

SUPPLEMENTAL INFORMATION:

 Interest paid                                                                                     $  12,180              $   7,482
                                                                                                   =========              =========
 Taxes paid                                                                                        $  15,633              $  11,565
                                                                                                   =========              =========
 Equipment subject to capital lease obligations                                                    $  11,651              $   2,176
                                                                                                   =========              =========
 Noncash purchase allocation adjustment                                                            $    --                $  11,600
                                                                                                   =========              =========
 Issuance of common stock in business acquisition                                                  $    --                $  61,936
                                                                                                   =========              =========

                                           See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES

Note 1.  Accounting Policies

 In  the  opinion  of  management,   the  information   furnished  reflects  all
adjustments,   consisting  only  of  normal  recurring  adjustments,  which  are necessary for a fair statement of the interim financial information.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The results of operations for the three and nine month periods ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

Income Per Common Share

       The  Company  has  adopted  the  provisions  of  Statement  of  Financial
Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective November 1, 1997. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and conversion of preferred stock. Diluted income per share is computed by dividing net income available to common stockholders plus the preferred stock dividend by the weighted-average dilutive potential common shares that were outstanding during the period.

Reporting Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting of Comprehensive Income", effective January 31, 1999. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Other comprehensive income of the Company consists of foreign currency translation adjustments.

Note 2.   Acquisitions

        In June 1999, the Company acquired publicly-held Dames & Moore for an aggregate purchase price of $316.2 million. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price have been allocated to goodwill. The goodwill resulting from the Dames & Moore acquisition is being amortized on a straight-line basis over forty years. The operating results of Dames & Moore are included in the Company's results of operations from June 1999, the date of purchase.

         The total purchase price paid was provided through the issuance by the Company of (1) $100 million of Series A and Series C Preferred Stock to RCBA Strategic Partners, L.P., (2) $200 million of senior subordinated increasing rate notes pursuant to a bridge financing facility provided by

Morgan Stanley Senior Funding, Inc. (the "Bridge Facility"), and (3) borrowings of up to $450 million of the $550 million available under a senior secured credit facility between the Company, certain guarantors, including the Company, and Wells Fargo Bank, National Association, as administrative agent (the "Senior Secured Credit Facility"). The Senior Secured Credit Facility includes three term loan facilities in the aggregate amount of $450 million and a revolving credit facility in the amount of $100 million. The term loan facilities consist of a $250 million tranche ("Term Loan A"), a $100 million tranche ("Term Loan B") and another $100 million tranche ("Term Loan C"). Term Loan A matures six years from the funding date; Term Loan B matures seven years from the funding date; Term Loan C matures eight years from the funding date; and the revolving credit facility matures six years from the funding date.

         The revolving credit facility will be used for the Company's working capital requirements and for general corporate purposes.

         The term loans each bear interest, at the Company's option, at a rate per annum equal to either (1) the Base Rate or (2) LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest, at the Company's option, at a rate per annum equal to either (a) the Base Rate, (b) LIBOR or (c) the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance pricing grid based on a ratio of Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization. The "Base Rate" is defined as the higher of (1) Wells Fargo Bank, National Association's Prime Rate and (2) the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation that first class banks in the London interbank market offer to Wells Fargo Bank, National Association for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to Wells Fargo Bank, National Association in the London interbank market as determined by the British Bankers' Association.

         The following unaudited pro forma summary presents the consolidated results of operations as if the Dames & Moore acquisition had occurred at the beginning of the periods presented and does not purport to indicate what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.


                                   Nine Months Ended       Twelve Months Ended
                                     July 31, 1999            October 31, 1998
                                      ----------                 ----------
                                    (in thousands, except per share amounts)

Revenues                              $1,520,937                 $1,895,184
                                      ==========                 ==========
Net income                            $   17,571                 $   11,071
                                      ==========                 ==========
Net income per share                  $     1.00                 $      .70
                                      ==========                 ==========


    On February 1, 1999 the Company acquired privately-held Thorburn Colquhoun Holding plc, for an aggregate purchase price of $13.6 million including assumption of its debt. The Company has accounted for the acquisition using the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill. The operating results of Thorburn Colquhoun Holding, plc are included in the Company's results of operations from the date of purchase. Pro forma operating results for the nine months ended July 31, 1999 and the twelve months ended October 31, 1998, as if the acquisition had been made on November 1, 1997, are not presented because they would not be materially different from the Company's reported results.

Note 3.  Commitments and Contingencies

         The Company in the ordinary course of business is a defendant in various lawsuits involving claims typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions.
Management makes estimates and assumptions that affect the reported amount of liability and the disclosure of contingent liabilities. As claims develop, it is possible that the ultimate results of these claims may differ from management's estimates. In the opinion of management, based upon information it presently possesses, the resolution of these claims will not have a material adverse
effect  on  the  Company's   consolidated   financial  position  or  results  of
operations.

Note 4.  Supplemental Guarantor Information

         In June 1999, the Company completed a private placement of $200 million principal amount of its Senior Subordinated Notes due 2009 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries. The Company is a holding company with no operating assets or operations other than its investments in its subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

         The following information sets forth the condensed consolidating balance sheets of the Company as of October 31, 1998 and July 31, 1999, and the condensed consolidating statements of operations and cash flows for the nine months ended July 31, 1999 and 1998. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                                           URS CORPORATION
                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                           (In thousands)
                                                             (unaudited)

                                                                                             October  31, 1998
                                                                        ------------------------------------------------------------
                                                                        Parent and      Subsidiary
                                                                        Subsidiary         Non
                                                                        Guarantors      Guarantors      Eliminations    Consolidated
                                                                        ----------      ----------      ------------    ------------
ASSETS
Current assets:
  Cash                                                                   $  33,487       $   3,042        $    --          $  36,529
  Accounts receivable, net                                                 150,190          11,552             --            161,742
  Costs and accrued earnings in excess of billings on
      contracts  in process, net                                            73,557           4,324             --             77,881
  Accounts receivable, intercompany                                         35,260           9,812          (45,072)            --
  Prepaid expenses and other assets                                          9,802             231             --             10,033
                                                                         ---------       ---------        ---------        ---------
    Total current assets                                                   302,296          28,961          (45,072)         286,185
                                                                         ---------       ---------        ---------        ---------
  Property and equipment, net                                               26,488           3,041              (12)          29,517
  Goodwill, net                                                            129,748             (12)              12          129,748
  Investment in unconsolidated subsidiaries                                101,251            --           (101,251)            --
  Other assets                                                               6,127             127             --              6,254
                                                                         ---------       ---------        ---------        ---------
                                                                           263,614           3,156         (101,251)         165,519
                                                                         ---------       ---------        ---------        ---------
          Total assets                                                   $ 565,910       $  32,117        $(146,323)       $ 451,704
                                                                         =========       =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Long-term debt                                                        $  17,423       $     920        $    --          $  18,343
   Accounts payable                                                         35,606           1,630             --             37,236
   Intercompany payable                                                     23,950          26,713          (50,663)            --
   Billings in excess of costs and accrued earnings on
      contracts in process                                                  34,438           1,017             --             35,455
   Accruals                                                                 59,331           4,851             --             64,182
                                                                         ---------       ---------        ---------        ---------
     Total current liabilities                                             170,748          35,131          (50,663)         155,216
  Long-term debt                                                            94,956               1             --             94,957
  Other                                                                     34,877             294             --             35,171
                                                                         ---------       ---------        ---------        ---------
     Total liabilities                                                     300,581          35,426          (50,663)         285,344
   Total stockholders' equity                                              265,329          (3,309)         (95,660)         166,360
                                                                         ---------       ---------        ---------        ---------
      Total liabilities and stockholders' equity                         $ 565,910       $  32,117        $(146,323)       $ 451,704
                                                                         =========       =========        =========        =========

                                                           URS CORPORATION
                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                           (In thousands)
                                                             (unaudited)

                                                                                              July 31, 1999
                                                                        ------------------------------------------------------------
                                                                        Parent and      Subsidiary
                                                                        Subsidiary         Non
                                                                        Guarantors      Guarantors     Eliminations     Consolidated
                                                                        ----------      ----------     ------------     ------------
ASSETS
Current assets:
  Cash                                                                  $    5,230      $   14,508       $     --         $   19,738
  Accounts receivable, net                                                 386,769          58,817             --            445,586
  Costs and accrued earnings in excess of billings on
      contracts  in process, net                                           165,538          21,299             --            186,837
  Accounts receivable, intercompany                                         69,579         (59,947)          (9,632)            --
  Prepaid expenses and other assets                                         24,940           3,083             --             28,023
                                                                        ----------      ----------       ----------       ----------
    Total current assets                                                   652,056          37,760           (9,632)         680,184
 Property and equipment, net                                                80,913          12,091             --             93,004
 Goodwill, net                                                             466,616            --               --            466,616
 Investment in unconsolidated subsidiaries                                 252,026            --           (252,026)            --
 Other assets                                                               67,132         102,499         (102,499)          67,132
                                                                        ----------      ----------       ----------       ----------
          Total assets                                                  $1,518,743      $  152,350       $ (364,157)      $1,306,936
                                                                        ==========      ==========       ==========       ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Long-term debt                                                       $   20,622      $    7,171       $     --         $   27,793
   Accounts payable                                                         80,605          16,570             --             97,175
   Intercompany payable                                                      5,127         (22,330)          17,203             --
   Billings in excess of costs and accrued earnings on
      contracts in process                                                  26,890           4,377             --             31,267
   Accruals                                                                131,176           5,466             --            136,642
                                                                        ----------      ----------       ----------       ----------
     Total current liabilities                                             264,420          11,254           17,203          292,877
  Long-term debt                                                           666,913             585             --            667,498
  Intercompany payable                                                      61,134         104,178         (165,312)            --
  Other                                                                     53,113           1,643             --             54,756
                                                                        ----------      ----------       ----------       ----------
     Total liabilities                                                   1,045,580         117,660         (148,109)       1,015,131
   Mandatory Redeemable Series A and C Preferred Stock                     100,000            --               --            100,000
                                                                        ----------      ----------       ----------       ----------
   Total stockholders' equity                                              373,163          34,690         (216,048)         191,805
                                                                        ----------      ----------       ----------       ----------
      Total liabilities and stockholders' equity                        $1,518,743      $  152,350       $ (364,157)      $1,306,936
                                                                        ==========      ==========       ==========       ==========

                                                  URS CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                                           (In thousands)
                                                             (unaudited)

                                                                                   Nine Months Ended July 31, 1999
                                                                    ----------------------------------------------------------------
                                                                    Parent and        Subsidiary
                                                                    Subsidiary           Non
                                                                    Guarantors        Guarantors       Eliminations     Consolidated
                                                                    ----------        ----------       ------------     ------------
Revenues                                                             $765,048          $ 87,267          $ (2,557)          $849,758
                                                                     --------          --------          --------           --------
Expenses:
  Direct operating                                                    451,066            52,380            (2,557)           500,889
  Indirect, general and administrative                                262,911            29,212              --              292,123
                                                                     --------          --------          --------           --------
     Operating income                                                  51,071             5,675              --               56,746
  Interest expense, net                                                13,945             1,550              --               15,495
                                                                     --------          --------          --------           --------
Income before taxes                                                    37,126             4,125              --               41,251
     Income tax expense                                                16,380             1,820              --               18,200
     Preferred stock dividend                                           1,333              --                --                1,333
                                                                     --------          --------          --------           --------
        Net income                                                   $ 19,413          $  2,305          $   --             $ 21,718
                                                                     ========          ========          ========           ========


                                                                                   Nine Months Ended July 31, 1998
                                                                    ----------------------------------------------------------------
                                                                    Parent and        Subsidiary
                                                                    Subsidiary           Non
                                                                    Guarantors        Guarantors       Eliminations     Consolidated
                                                                    ----------        ----------       ------------     ------------
Revenues                                                             $554,940          $ 35,400          $ (1,518)          $588,822
                                                                     --------          --------          --------           --------
Expenses:
  Direct operating                                                    341,527            21,840            (1,518)           361,849
  Indirect, general and administrative                                180,205            11,503              --              191,708
                                                                     --------          --------          --------           --------
     Operating income                                                  33,208             2,057              --               35,265
  Interest expense, net                                                 6,452               412              --                6,864
                                                                     --------          --------          --------           --------
Income before taxes                                                    26,756             1,645              --               28,401
     Income tax expense                                                12,160               740              --               12,900
                                                                     --------          --------          --------           --------
      Net income                                                     $ 14,596          $    905          $   --             $ 15,501
                                                                     ========          ========          ========           ========

                                                  URS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                                           (In thousands)
                                                             (unaudited)

                                                                                           Nine Months Ended July 31, 1998
                                                                               -----------------------------------------------------
                                                                               Parent and    Subsidiary
                                                                               Subsidiary       Non
                                                                               Guarantors    Guarantors   Eliminations  Consolidated
                                                                               ----------    ----------   ------------  ------------
Cash flows from operating activities:
Net income                                                                      $  14,596     $     905     $    --       $  15,501
                                                                                ---------     ---------     ---------     ---------
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization                                                      10,382           663          --          11,045
Allowance for doubtful accounts and losses                                            (53)          (56)         --            (109)
Changes in current assets and liabilities, net of effects of purchases of businesses:
   Accounts receivable and costs and accrued earnings in excess
    of billings on contracts in process                                            (2,005)          266        (1,365)       (3,104)
   Prepaid expenses and other assets                                               (1,013)        1,096           114           197
   Accounts payable, accrued salaries and wages and accrued
    expenses                                                                       (9,612)          278          (375)       (9,709)
   Billings in excess of costs and accrued earnings on contracts in
    process                                                                          (411)        1,221          --             810
   Deferred income taxes                                                           (1,499)        1,749          --             250
   Other, net                                                                       2,335           (93)       (1,739)          503
                                                                                ---------     ---------     ---------     ---------
         Total adjustments                                                         (1,876)        5,124        (3,365)         (117)
                                                                                ---------     ---------     ---------     ---------
   Net cash provided (used) by operating activities                                12,720         6,029        (3,365)       15,384
                                                                                ---------     ---------     ---------     ---------
Cash flows from investing activities:
  Business acquisition, net of cash acquired                                      (36,937)         --            --         (36,937)
  Capital expenditures                                                             (7,199)         (548)         --          (7,747)
                                                                                ---------     ---------     ---------     ---------
  Net cash (used) by investing activities                                         (44,136)         (548)         --         (44,684)
                                                                                ---------     ---------     ---------     ---------
Cash flows from financing activities:

 Proceeds from issuance of debt                                                   110,000          --            --         110,000
 Principal payments on long-term debt                                             (77,309)          (33)        3,365       (73,977)
 Payments on merger fees                                                           (4,000)         --            --          (4,000)
 Proceeds from sale of common shares                                                  755          --            --             755
 Proceeds from exercise of stock options                                              887          --            --             887
                                                                                ---------     ---------     ---------     ---------
  Net cash provided (used) by financing activities                                 30,333           (33)        3,365        33,665
                                                                                ---------     ---------     ---------     ---------
Net increase in cash                                                               (1,083)        5,448          --           4,365
Cash at beginning of period                                                        21,495           639          --          22,134
                                                                                ---------     ---------     ---------     ---------
Cash at end of period                                                           $  20,412     $   6,087     $    --       $  26,499
                                                                                =========     =========     =========     =========

                                                  URS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                                           (In thousands)
                                                             (unaudited)

                                                                                            Nine Months Ended July 31, 1999
                                                                                  --------------------------------------------------
                                                                                  Parent and   Subsidiary
                                                                                  Subsidiary      Non
                                                                                  Guarantors   Guarantors  Eliminations Consolidated
                                                                                  ----------   ----------  -------------------------
Cash flows from operating activities:
Net income                                                                         $  19,413    $   2,305    $    --      $  21,718
                                                                                   ---------    ---------    ---------    ---------
Adjustments to reconcile net income to net cash provided (used)  by operating activities:
Depreciation and amortization                                                         14,688         1632         --         16,320
Preferred stock dividend                                                               1,333         --           --          1,333
Allowance for doubtful accounts and losses                                             3,992         --           --          3,992
Changes in current  assets and  liabilities,  net of  effects  of  purchases  of businesses:
    Accounts receivable and costs and accrued earnings in excess
       of billings on contracts in process                                           (31,870)      10,014      (20,150)     (42,006)
  Prepaid expenses and other assets                                                   10,305       (2,836)     (13,119)      (5,650)
  Accounts payable, accrued salaries and wages and accrued
     expenses                                                                        (81,817)      (2,288)      41,326      (42,779)
  Billings in excess of costs and accrued earnings on contracts in process              (447)      (3,554)      (1,738)      (5,739)
  Deferred income taxes and other, net                                                (4,367)       8,377       (6,319)      (2,309)
                                                                                   ---------    ---------    ---------    ---------
         Total adjustments                                                           (88,183)      11,345         --        (76,838)
                                                                                   ---------    ---------    ---------    ---------
   Net cash (used) provided by operating activities                                  (68,770)      13,650         --        (55,120)
                                                                                   ---------    ---------    ---------    ---------
Cash flows from investing activities:
  Business acquisition, net of cash acquired                                        (316,167)        --           --       (316,167)
  Capital expenditures                                                                (7,708)      (2,483)        --        (10,191)
                                                                                   ---------    ---------    ---------    ---------
  Net cash (used) by investing activities                                           (323,875)      (2,483)        --       (326,358)
                                                                                   ---------    ---------    ---------    ---------
Cash flows from financing activities:

 Proceeds from issuance of debt                                                      854,440          299         --        854,739
 Principal payments on long-term debt                                               (589,597)        --           --       (589,597)
 Payments on merger fees                                                             (18,738)        --           --        (18,738)
 Proceeds from issuance of preferred stock                                            15,000         --           --         15,000
 Payments on financing fees related to issuance of preferred stock                   100,000         --           --        100,000
 Proceeds from sale of common shares                                                  (1,500)        --           --         (1,500)
 Proceeds from exercise of stock options                                               2,693         --           --          2,693
                                                                                       2,090         --           --          2,090
                                                                                   ---------    ---------    ---------    ---------
Net cash provided by financing activities                                            364,388          299         --        364,687
                                                                                   ---------    ---------    ---------    ---------
Net increase in cash                                                                 (28,257)      11,466         --        (16,791)
Cash at beginning of period                                                           33,487        3,042         --         36,529
                                                                                   ---------    ---------    ---------    ---------
Cash at end of period                                                              $   5,230    $  14,508    $    --      $  19,738
                                                                                   =========    =========    =========    =========

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

Results of Operations

Third quarter ended July 31, 1999 vs. July 31, 1998.

      The Company's revenues were $428,482,000 for the third quarter ended July 31, 1999, an increase of $220,998,000, or 107%, over the amount reported for the same period last year. The growth in revenue is primarily attributable to the acquisition of Dames & Moore, the results of which are included commencing June 1999, and to a lesser extent due to an increase in demand for the Company's on-going services on infrastructure projects.

      Direct operating expenses for the quarter ended July 31, 1999, which consist of direct labor and other direct expenses, including subcontractor costs, increased $125,269,000, a 96% increase over the amount reported for the same period last year. This increase is primarily due to the addition of the direct operating expenses of Dames & Moore.

      Indirect, general and administrative expenses for the quarter ended July 31, 1999 increased $80,435,000, or 128%, over the amount reported for the same period last year as a result of the Dames & Moore acquisition.

      The Company earned $18,784,000 before income taxes for the third quarter ended July 31, 1999 compared to $11,689,000 for the same period last year. The Company's effective income tax rate for the quarters ended July 31, 1999 and 1998 was approximately 45%.

      The Company reported net income available for common stockholders of $9,051,000, or $.53 per share for the third quarter ended July 31, 1999, compared with $6,389,000 or $.40 per share for the same period last year.

Nine months ended July 31, 1999 vs. July 31, 1998.

      The Company's revenues were $849,758,000 for the nine months ended July 31, 1999, an increase of $260,936,000, or 44%, over the amount reported for the same period last year. The growth in revenues is primarilly attributable to the Dames & Moore acquisition.

      Direct operating expenses for the nine months ended July 31, 1999, which consist of direct labor and other direct expenses including subcontractor costs, increased $139,040,000, or 38%, over the amount reported in the same period last year. This increase is primarily attributable to the Dames & Moore acquisition as well as an overall increase in the Company's business as compared to the same period last year. Indirect, general and administrative expenses were $292,123,000 for the nine months ended July 31, 1999, an increase of $100,415,000, or 52%, over the amount reported for the same period last year. The increase in indirect, general and administrative expenses is due primarily to the addition of the Dames & Moore overhead.

      The Company earned $41,251,000 before income taxes for the nine months ended July 31, 1999 compared to $28,401,000 for the same period last year. The Company's effective income tax rates for the nine months ended July 31, 1999 and 1998 was approximately 44% and 45%, respectively.

      The Company reported net income available for common stockholders of $21,718,000 or $1.30 per share, for the nine months ended July 31, 1999, compared with $15,501,000, or $.98 per share for the same period last year.

      The Company's backlog at July 31, 1999 was $1,266,000,000 compared to $675,000,000 at October 31, 1998.


Liquidity and Capital Resources

      At July 31, 1999, the Company had working capital of $387,307,000, an increase of $256,338,000 from October 31, 1998, due primarily to the Dames & Moore acquisition.

      The Company's current revolving line of credit is $100,000,000, of which after issuance of letters of credit aggregating $40,000,000, and $15,000,000 in borrowings on its revolving line of credit during the nine months ended July 31, 1999, $45,000,000 was available at July 31, 1999.

      The Company has incurred substantial indebtedness in connection with the Dames & Moore acquisition. The Company has outstanding debt of $701 million, including approximately $473.5 million of senior indebtedness.

      The Company's credit agreement required compliance with certain financial and other covenants. The Company was in compliance with such covenants at July 31, 1999.

      The Company's liquidity and capital measurements are set forth below:

                                                     As of
                                                 July 31,1999
                                                 ------------
Working capital                                  $387,307,000
Working capital ratio                              2.3 to 1
Average days to convert billed
   accounts receivable to cash                         77
Percentage of debt to equity                          240%

      The Company's cash and cash equivalents amounted to $19,738,000 at July 31, 1999, a decrease of $16,791,000 from October 31, 1998. During the nine month period ended July 31, 1999, the Company's accounts receivable increased due to the installation of a new accounting system. This caused a delay in billings which resulted in a corresponding decrease in cash. In addition, during the nine month period ended July 31, 1999, cash was used to fund working capital required to support the expansion of the Company's business and to pay expenses associated with the Dames & Moore acquisition.

      During the first nine months of fiscal year 1999, the Company's cash flow used by operating activities totaled $55,120,000. The Company's domestic operations used substantially all of the operating cash flow.


      The Company's primary sources of liquidity are cash flow from operations and borrowings under the Senior Secured Credit Facility. The Company's primary uses of cash are to satisfy its working capital needs, and pay interest and principal obligations on its outstanding indebtedness.

      The Company's operating cash flow and working capital requirements have grown substantially due to its growth. As a professional services organization, the Company is not capital intensive. Capital expenditures, historically, have been for computer-aided design and general purpose computer equipment to accommodate the Company's growth. Capital expenditures during fiscal years 1998, 1997, and 1996 were $12,200,000, $5,100,000, and $3,000,000, respectively. The
Company does not expect to have any significant capital outlays resulting from the Dames & Moore acquisition.

      The Company believes that its existing financial resources including the Senior Secured Credit Facility, together with its planned cash flow from operations, will provide sufficient capital to fund its combined operations, capital expenditure needs, and to pay interest and principal obligations on its outstanding indebtedness. There can be no assurance that the Company will generate sufficient cash flow from operations; that currently anticipated revenue growth and cost savings will be realized, or that future borrowings available under the Senior Secured Credit Facility will be in amounts sufficient to pay its outstanding indebtedness or to fund other liquidity needs.

YEAR 2000 ISSUES

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, before December 31, 1999, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

      The Company has developed and implemented a plan to achieve Year 2000 readiness. The Company has hired some external consultants and dedicated some of its internal resources to ensure Year 2000 compliance. The Company is implementing its Year 2000 compliance program in the following phases:

      o identification and assessment of business areas affected by Year 2000 requirements

      o  program implementation and

      o identification of risks and development of contingency and business continuity plans to mitigate the effects of any Year 2000 failures.

         Year 2000 issues which may affect the Company fall into two basic categories, business disruption issues and client deliverable issues.

         Business Disruption Issues. In some situations, a Year 2000 problem could interfere with the operation of the Company's business. For example, a Year 2000 problem could adversely affect the Company's ability to interface with third parties, such as receiving payments from clients or supplies from vendors on a timely basis, the reliability of its internal information management systems, such as accounting systems, or the physical operation of its systems which have embedded technology, such as elevator and telephone systems, security systems and other physical office infrastructure. These business disruption issues could arise from internal Year 2000 problems in software that the Company uses or from external Year 2000 problems that third parties encounter.

         The Company's Year 2000 compliance program addresses the following issues:

      o Third Party Interfaces. The Company is discussing with its clients and vendors the potential effect that the Year 2000 issue will have on their systems. Possible effects include delayed payments from clients due to Year 2000 problems affecting their accounting and payables systems. As the Company assesses these issues, it expects to develop contingency plans for payment delays and other Year 2000 problems. The contingency plans may include, for example, holding additional cash reserves.

      o Internal Information Systems. The Company has completed an inventory of its internal hardware and software. The Company is currently performing a Year 2000 readiness assessment and impact analysis for these systems. The Company has addressed or is addressing Year 2000 issues for many of its critical internal information systems. The Company also anticipates that in the near future its upgraded company-wide accounting and financial reporting system and its payroll and human resources system will be Year 2000 compliant.

      o Embedded Technology Systems. The Company is currently examining infrastructure issues on an office-by-office basis. As the Company renegotiates its office leases or enter into new leases, it is incorporating language designed to protect it against potential business interruption arising from Year 2000 problems. The Company expects to develop contingency plans to address any embedded technology issues it identifies.

         Client Deliverables. The Company has undertaken a limited number of projects that include the specification of computer-based components as part of the work that it delivers to clients. Only a few of the Company's projects involve the actual development of software and hardware. The Company is implementing a plan of action related to such client deliverables. The plan includes developing an inventory of affected projects and contacting affected clients and offering assistance with their Year 2000 compliance issues. However, because the Company generally has not manufactured or designed the hardware or software, it anticipates that the responsibility for any Year 2000 problems associated with these deliverables ultimately will rest with the hardware or software manufacturer. To address Year 2000 issues, the Company also has drafted contract clauses and distributed them to all officers with contracting authority for inclusion in its future client contracts.

         Costs. The Company has not incurred substantial incremental costs in connection with its Year 2000 compliance programs. The Company has, however, devoted internal resources and hired some external resources to assist with the implementation and monitoring of its Year 2000 compliance programs. These related costs are not significant.

         Risks and Contingencies. The Company does not anticipate that the costs of its Year 2000 compliance program or risks that could result from the Year 2000 problem will be material. However, because the Company has no control over third parties' products or services, it cannot assure you of third-party Year 2000 compliance. Problems arising from the Year 2000 issues that the Company's clients and vendors encounter could have a material adverse effect on its business. In addition, if the Company's plans to address the Year 2000 issue are not successfully or timely implemented, the Company may need to devote more resources to the process and may incur additional costs that could have a material adverse effect on its business.

         The costs of the Company's Year 2000 compliance programs and the timetable on which the Company plans to complete them are based on its best estimates and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. The Company cannot assure you that these estimates will be achieved. Actual results could differ materially from those the Company anticipates because of the complexity and pervasiveness of the Year 2000 issue and in particular, its uncertainty regarding the compliance programs of third parties.

         The Company is in the process of determining contingency plans, including the identification of its most reasonable likely worst case scenarios. The Company does not yet have any contingency plans in place in the event that it does not complete all of its Year 2000 remediation or if its major customers or vendors are not Year 2000 compliant. The Company will base any future contingency plans on its best estimates of numerous factors and assumptions about future events, many of which are beyond its control. The Company cannot assure you that these factors and assumptions will be sufficiently comprehensive or accurate. Additionally, the Company cannot assure you that any contingency plans would be successful or adequate to meet the Company's needs without materially impacting its financial condition or results of operations.

         The Company will also depend on third parties to resolve the Year 2000 issue. The Company is unable to project with complete certainty that those third parties will successfully resolve their Year 2000 problems. If the Company's plan to address the Year 2000 issue is not successfully or timely implemented, it may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on its business, financial condition and results of operations. No one can accurately predict the severity, duration or financial consequences of the year 2000 related failures.

                                     PART II

                                OTHER INFORMATION



ITEM 3.          CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On June 9, 1999, the Company issued $200 million of senior subordinated increasing rate notes pursuant to a bridge financing facility provided by Morgan Stanley Senior Funding, Inc. (the "Bridge Facility"). The proceeds of this issuance were used in connection with the Dames & Moore acquisition. The Company paid a placement fee of $5,100,000 to Morgan Stanley Senior Funding, Inc. in connection with this placement. This issuance was effected as a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D thereunder as the transaction did not involve a public offering and the notes were issued to an accredited investor.

         On June 9, 1999, the Company issued 46,082.95 shares of its Series A Preferred Stock and 450,000 shares of its Series C Preferred Stock to RCBA
Strategic Partners, L.P. for aggregate consideration of $100 million. The proceeds of this issuance were used in connection with the Dames & Moore acquisition. The Company paid a transaction fee of $1,500,000 to RCBA Strategic Partners in connection with this placement. This issuance was effected as a private placement in reliance on Section 4(2) of the Securities Act and Regulation D thereunder as the transaction did not involve a public offering and the notes were issued to an accredited investor.

         On June 23, 1999, the Company issued $200 million of 12-1/4% senior subordinated notes due 2009 to certain institutional investors pursuant to an Indenture dated June 23, 1999, by and between the Company, certain specified wholly-owned subsidiaries of the Company as guarantors and Firstar Bank of Minnesota, N.A. as trustee, and a Placement Agreement dated June 18, 1999, between the Company, such guarantors and Morgan Stanley & Co. Incorporated as placement agent. The proceeds of this issuance were used to pay off the notes issued under the Bridge Facility. The Company paid a placement fee of $5,500,000 to Morgan Stanley & Co. Incorporated in connection with this placement. This issuance was effected as a private placement in reliance on Section 4(2) of the Securities Act and Rule 144A thereunder as the transaction did not involve a public offering and the notes were issued to qualified institutional buyers.

ITEM 4.          OTHER INFORMATION

                          On September 10, 1999, the Company mailed to its
stockholders of record on September 7, 1999, a notice of a special meeting of stockholders to be held on October 12, 1999, for the following purposes:

      1. to consider approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 shares to 50,000,000 shares and to increase the authorized number of shares of preferred stock from 1,000,000 shares to 3,000,000 shares;

      2. to consider approval of an amendment to and restatement of the Company's Employee Stock Purchase Plan;

      3. to consider approval of the Company's 1999 Equity Incentive Plan; and

      4. to consider approval of the issuance of Series B Exchangeable Convertible Preferred Stock to RCBA Strategic Partners, L.P. ("RCBA Strategic Partners") in exchange for the Series A and Series C Preferred Stock issued to RCBA Strategic Partners in connection with the acquisition of Dames & Moore.


ITEM 5.           EXHIBITS AND REPORTS OF FORM 8-K

         (a)      Exhibits

         The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K:

         Exhibit Number                              Exhibit


         Exhibit 3(ii)  Bylaws, as amended through May 5, 1999 FILED HEREWITH

         Exhibit 2.1 Agreement and Plan of Merger, dated May 5, 1999, by and among Dames & Moore Group, URS Corporation and Demeter Acquisition Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated May 7, 1999, and incorporated herein by reference)

         Exhibit 4.1 Credit Agreement, dated as of June 9, 1999, among URS Corporation, the lenders names therein, Wells Fargo Bank, N.A., as Co-Lead Arranger and Administrative Agent, and Morgan Stanley Senior Funding, Inc. as Co-Lead Arranger and Syndication Agent (filed as Exhibit
                        2.2 to the Company's Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference)

         Exhibit 4.2 Note Purchase Agreement, dated as of June 9, 1999, between Morgan Stanley Senior Funding, Inc. and URS Corporation (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference)

         Exhibit 4.3 Securities Purchase Agreement, dated 5.as of May 5, 1999, between RCBA Strategic Partners, L.P. and URS Corporation (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference)

         Exhibit 4.4 Indenture, dated as of June 23, 1999, by and between Firststar Bank of Minnesota, N.A., URS Corporation and the Subsidiary Guarantors defined therein relating to the Company's 12- 1/4% Senior Subordinated Notes due 2009 (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference)

         Exhibit 4.5 Registration Rights Agreement, dated June 23, 1999, by and between Morgan Stanley & Co. Incorporated, URS Corporation and the Guarantors listed therein (filed as
                        Exhibit 2.6 to the Company's Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference)

         Exhibit 4.6 Placement Agreement, dated June 18, 1999, by and between Morgan Stanley & Co. Incorporated, URS Corporation and the Guarantors named therein (filed as Exhibit 2.7 to the Company's Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference)

         Exhibit 4.7 Form of URS Corporation 12-1/4% Senior Subordinated Note due 2009 (included in Exhibit 4.4, filed as Exhibit 2.5 to the Company's Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference)

         Exhibit 4.8 Form of URS Corporation 12-1/4% Senior Subordinated Exchange Note due 2009 (included in Exhibit 4.4, filed as Exhibit 2.5 to the Company's Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference)

         Exhibit 4.9 Certificate of Designation of Series A Preferred Stock of URS Corporation (included as an exhibit to Exhibit 4.3, filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference)

         Exhibit 4.10 Certificate of Designation of Series B Preferred Stock of URS Corporation (included as an exhibit to Exhibit 4.3, filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference)

         Exhibit 4.11 Certificate of Designation of Series C Preferred Stock of URS Corporation (included as an exhibit to Exhibit 4.3, filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference)

         Exhibit 10.1   URS  Corporation   Supplemental   Executive   Retirement
                        Agreement, dated as of July 13, 1999, between Martin M. Koffel and URS Corporation. FILED HEREWITH

         Exhibit 10.2 URS Corporation 1991 Stock Incentive Plan Nonstatutory Stock Option Agreement, dated as of March 23, 1999, between URS Corporation and Martin M. Koffel. FILED HEREWITH

         Exhibit 27     Financial Data Schedule (electronic format only)

         (b) Reports on Form 8-K


         The Company filed the following reports on Form 8-K during the quarter ended July 31, 1999:

         o Form 8-K dated May 7, 1999 to report that the Company had signed a definitive agreement to acquire Dames & Moore

         o Form 8-K dated June 8, 1999 to report unaudited pro forma combined financial information of the Company and Dames & Moore

         o Form 8-K dated June 11, 1999 to report completion of the tender offer for Dames & Moore and financial statements of the acquired business

         o Form 8-K/A dated June 22, 1999 to report updated unaudited pro forma combined financial information of the Company and Dames & Moore to reflect the interest rate on the Company's 12-1/4% Senior Subordinated Notes due 2009 as priced effective June 18, 1999

         o Form 8-K dated July 1, 1999 to report consummation of the merger of a wholly-owned subsidiary of the Company with and into Dames & Moore, with Dames & Moore surviving as a wholly-owned subsidiary of the Company, and the sources of funds used for the acquisition

         Subsequent to July 31, 1999, the Company also filed a Form 8-K/A dated August 4, 1999 to file financial statements of Dames & Moore

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 14, 1999

URS CORPORATION




/s/ Kent Ainsworth
----------------------------------------
Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)