Form 10-K
period 1999-10-31
URS CORP /NEW/
filed 2000-01-31
CIK 102379

FORM 10-K
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES [ ] EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 1999
                                       or

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  or  15(d)  OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the Transition Period from_____to_____


                          Commission file number 1-7567


                                URS CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                      94-1381538
(State  or other jurisdiction )             (I.R.S. Employer Identification No.)
       of incorporation

    100 California Street, Suite 500,                    94111-4529
       San Francisco, California                         (Zip Code)
(Address of principal executive offices)


                                 (415) 774-2700
             (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
         Title of each class:                           which registered:
         --------------------                           -----------------
Common Shares, par value $.01 per share              New York Stock Exchange
                                                         Pacific Exchange

8 5/8% Senior Subordinated Debentures                New York Stock Exchange
              due 2004
6 1/2% Convertible Subordinated Debentures           New York Stock Exchange
              due 2012                                   Pacific Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                   12 1/4% Senior Subordinated Notes due 2009.


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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     On January 3, 2000, there were 15,930,855 Common Shares outstanding, and the aggregate market value of the shares of Common Stock of URS Corporation held by nonaffiliates was approximately $285.5 million based on the closing sales price as reported in the consolidated transaction reporting system.

                       Documents Incorporated by Reference

     Items  10, 11, and 12 of Part III incorporate information by reference from
the   Registrant's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Stockholders to be held on March 21, 2000.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any forward-looking statements.


ITEM 1. BUSINESS

     We are an engineering services firm that provides a broad range of planning, design and program and construction management services. We provide these services in seven markets: surface transportation, air transportation, railroads/mass transit, industrial process/petrochemical, general building and facilities, water/wastewater and hazardous waste. We provide services to state, local and Federal government agencies, as well as private clients in the chemical, pharmaceutical, manufacturing, forest products, energy, oil, gas, mining, healthcare, water supply, retail and commercial development, telecommunications and utilities industries. We conduct business through approximately 185 principal offices and have approximately 15,700 employees located throughout the world, including the United States, Europe and the Asia/Pacific region.


                                  Acquisitions

     Woodward-Clyde Group, Inc. In November 1997, we acquired privately-held Woodward-Clyde Group, Inc. of Denver, Colorado, a firm specializing in geotechnical and environmental engineering ("W-C"). For a discussion of the effect of the W-C acquisition upon our operations, see Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Thorburn   Colquhoun   Holdings   plc. In   February   1999,   we  acquired
privately-held Thorburn Colquhoun Holdings plc, a civil and structural engineering consulting firm based in the United Kingdom ("T-C"). For a discussion of the effect of the T-C acquisition upon our operations see Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Dames and Moore Group. In June 1999, we acquired publicly-held Dames and Moore Group, an engineering and construction services firm ("D-M"). For a discussion of the effect of the D-M acquisition upon our operations, see Management's Discussion and Analysis of Results of Operations and Financial Condition.


                                   Services

     We provide professional services in planning, design and program and construction management. Each of our offices is responsible for obtaining local or regional contracts, and multiple offices often work together to pursue large national or multi-national contracts. Because we can draw from our large and diverse network of professional and technical resources, we have the capability to market and perform large multi-disciplinary projects throughout the world.

     Planning. Planning covers a broad range of assignments ranging from conceptual design and technical and economic feasibility studies to community involvement programs and archaeological investigations. In many instances, we use the planning process to develop the blueprint, or overall scheme, for the project. We use planning analyses and reports to identify and evaluate alternatives, estimate usage levels, determine financial feasibility, assess available technology, ascertain economic and environmental impacts and recommend optimal courses of action. Projects can include master planning, land use planning, feasibility studies, transportation planning, zoning, permitting and compliance with applicable regulations.

     Design. Our professionals provide a broad range of design and design-related services. Representative services include architectural and interior design and civil, structural, mechanical, electrical, sanitary, environmental, water resources, geotechnical/underground, dam, mining and seismic engineering design. For each project, we identify the project requirements and then integrate and coordinate the various design elements. The result is a set of contract documents that may include plans, specifications and cost estimates that are used to build a project. These documents detail design characteristics and set forth for the contractor the material it should use and the schedule for construction. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

     Program and Construction Management. Our program and construction management services include master scheduling of both the design and construction phases, construction and life-cycle cost estimating, cash flow analysis, value engineering, constructability reviews, environmental and specialized engineering and construction and bid management. Once construction has begun, we oversee and coordinate the activities of construction contractors. This frequently involves acting as the owner's representative for on-site supervision and inspection of the contractor's work. In this role, our objective is to monitor a project's schedule, cost and quality. In addition, we act as the general contractor or sub-contractor on demolition and environmental contracts wherein we take responsibility for contractor's risk and methods. These construction projects account for approximately 10% of our revenues.


                                    Markets

     Our strategy is to focus on the infrastructure market which includes surface, air and rail transportation systems, industrial process/petrochemical and facilities projects and environmental programs involving water/wastewater and hazardous waste management. We perform our business development and sales activities primarily at our network of offices around the world. In addition, we coordinate national and global marketing efforts on large projects and for multi-national clients on a company-wide basis.

     Surface Transportation. We provide a full range of services for all types of surface transportation systems and networks, including highways, interchanges, bridges, tunnels, toll facilities, intelligent transportation systems, parking facilities and ports and marine structures. Historically, we have emphasized the design of new transportation systems, but in recent years we have focused on the rehabilitation of existing systems.

     Air Transportation. We provide comprehensive services for the development of new airports and the modernization and expansion of existing facilities.
Assignments have included terminals, hangars, air cargo buildings, runways, taxiways, aprons, air traffic control towers and baggage, communications, security and fueling systems, as well as supporting infrastructure such as people mover systems, roadways, parking garages and utilities. We have completed projects at both general aviation and large-hub international airports. We have played a major role in the expansion and modernization of existing airports as well as the development of new facilities worldwide. We have completed assignments at more than 250 airports worldwide.

     Rail. In this market, we serve freight and passenger railroads and urban mass transit agencies. We have planned, designed and managed the construction of commuter rail systems, freight rail systems, heavy and light rail transit systems  and  high  speed  rail.  Our  specialized  expertise  in transportation structures, including terminals, stations, parking facilities, bridges, tunnels, power, signals and communications systems complements these capabilities.

     Industrial Process. We provide full-service capabilities for industrial process markets. We provide expertise in facility siting and permitting, environmental management and pollution control, waste management and remediation engineering, process engineering and design and property redevelopment.

     Facilities. Our architects and engineers specialize in the design of new buildings and the rehabilitation and expansion of existing facilities. The facility design practice covers a broad range of building types, including facilities for education, criminal justice, healthcare, commerce, industry, government, the military, transportation, sports and recreation. With the increased interest in historic preservation, adaptive reuse and seismic safety, a significant portion of our practice focuses on facility assessments, code and structural evaluations and renovation projects to maintain aging building infrastructure.

     Water/Wastewater. We provide services for the planning, design and construction of all types of water and wastewater facilities to ensure that the quality and quantity of the world's water supply is maintained. Services include water quality studies, new and expanded water supply, storage, distribution, and treatment systems, municipal wastewater treatment plants and sewer systems, watershed and stormwater management and flood control. We also respond to this market with specialized expertise in the design and seismic retrofit of earth, rockfill and roller-compacted concrete dams, as well as the design of reservoirs, impoundments, including mine tailings disposal, and large outfall structures.

     Hazardous Waste Management. In this market, we conduct initial site investigations, design remedial actions for site clean-up and provide construction management services during site clean-up. This market involves identifying and developing measures to dispose of hazardous and toxic waste effectively at contaminated sites. We also provide air quality monitoring and design modifications required to meet national and local air quality standards. This work requires specialized knowledge of, and compliance with, complex applicable regulations, as well as the permitting and approval processes.


Clients

     We provide our services to a broad range of clients, including state, local and municipal agencies, the Federal government and private sector businesses. Our state and local government clients include approximately 40 state departments of transportation, water utilities, local power generators, waste water treatment agencies, environmental protection agencies, schools and colleges, law enforcement, judiciary, hospitals and healthcare providers. We provide services to Federal agencies, including the Army, Environmental Protection Agency, Navy, Air Force, Coast Guard, United States Postal Service and Department of Energy. Our private sector clients include retail and commercial, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities.

     For  the five years ended October 31, 1999, our revenues were attributed to the following categories:
                               1999                 1998                1997                1996                 1995
                       --------------------- ------------------- ------------------- ------------------- --------------------
                                                                     (Dollars in
                                                                     thousands)
Domestic:
 Local and state
   agencies  ......... $  480,922      34%   $346,072      43%   $255,423      63%   $198,472      65%   $ 99,871       56%
 Federal agencies ....    235,039      17     116,340      14      67,042      17      64,226      21      58,751       33
 Private businesses       558,314      39     288,067      36      83,986      20      42,772      14      21,147       11
International   ......    144,247      10      55,467       7         --       --         --       --         --        --
                       ----------     ---    --------     ---    --------     ---    --------     ---    --------      ---
 Total    ............ $1,418,522     100%   $805,946     100%   $406,451     100%   $305,470     100%   $179,769      100%
                       ==========     ===    ========     ===    ========     ===    ========     ===    ========      ===

International Business

     We currently derive approximately 10% of our revenues from international operations. Our focus is to provide a range of services to local and national governmental units and private sector businesses, both domestic and multi-national. The markets we serve are primarily industrial process/petrochemical, facilities, hazardous waste and surface transportation. Our international business is primarily located in the United Kingdom, Western Europe and the Asia/Pacific region, including Australia, New Zealand, Singapore and the Philippines.


Contract Pricing and Terms of Engagement

     We earn our revenues from cost-plus, fixed price and time-and-materials contracts.

     Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated rates based on our direct and indirect costs. Labor costs and subcontractor services are the principal components of our direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts subject to such regulations. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment for such overage. Our profit margin will increase to the extent we are able to reduce actual costs below the estimates used to produce the negotiated fixed prices on contracts not covered by Federal Acquisition Regulations. Conversely, our profit margin will decrease and we may realize a loss on the project if we do not control costs and exceed the overall estimates used to produce the negotiated fixed price.

     Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

     Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, we make no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the number of labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on the project if the number of labor hours required and other costs exceed the estimates.

     Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for the actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates.


Backlog, Project Designations and Indefinite Delivery Contracts

     Our contract backlog was $1,260 million at October 31, 1999, compared to $675 million at October 31, 1998. Our contract backlog consists of the amount billable at a particular point in time for future services under signed and funded contracts. We include indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $1,260 million at October 31, 1999, we expect to fill approximately 70%, or approximately $880 million, within the next fiscal year ending October 31, 2000.

     Customers also have designated us as the recipient of future contracts. These "designations" are projects that customers have awarded to us but for which we do not have signed contracts. We include in designations task orders under executed indefinite delivery contracts which we expect clients to issue in the immediate future. We estimated total contract designations to be $775 million at October 31, 1999, as compared to $504 million at October 31, 1998. Typically, a significant portion of designations are converted into signed contracts. However, we cannot provide any assurance that this experience will continue to occur in the future.

     Indefinite delivery contracts are signed contracts pursuant to which we perform work only when the client issues specific task orders. Generally these contracts exceed one year and often indicate a maximum term and potential value. Certain indefinite delivery contracts are for a definite time period with renewal option periods at the client's discretion. While we believe that we will continue to get work under these contracts over their entire term, because of renewals and the necessity for issuance of individual task orders, we cannot assure you of continued work by us and the realization of the potential maximum values under these contracts. However, because of the increasing frequency with which our government and private sector clients use this contracting method, we believe the potential value should be disclosed along with backlog and designations as an indicator of our future business.
When the client notifies us of the scope and pricing of task orders, we add the estimated value of such task orders to designations. When such task orders are signed and funded, we put their value into backlog. As of October 31, 1999, the potential values of our five largest indefinite delivery contracts were as follows:

                                           Total                                                  Estimated
                                         Potential                                 Estimated      Remaining
      Contract              Term          Values        Revenue       Backlog     Designations     Values
----------------------   -----------    ----------   --------------  ---------   --------------   ---------
                                                    (In millions)
USAF-AFCEE(1)   ......   1997-2002       $ 200.0        $ 23.9       $ 16.2         $ --         $ 159.9
MRS OAMS(2)  .........   1997-2003         150.0           1.0          6.5           --           142.5
METRIC(3)    .........   1997-2004         190.0           5.6          4.3           --           180.1
METRIC(4)    .........   1996-2003         190.0           6.1          5.9           --           178.0
EPA RAC 9(5)    ......   1998-2008         140.0           2.5          1.7          2.7           133.1
                                         -------        ------       ------         ----         -------
 Total    ............                   $ 870.0        $ 39.1       $ 34.6         $2.7         $ 793.6
                                         =======        ======       ======         ====         =======
------------

The  names of the clients and the complete titles of the contracts listed in the table above are:

(1) Department of the Air Force, Remedial Design.
(2) Department of the Air Force, McClellan Remedial Systems Operations and Maintenance Services.
(3) Department of the Air Force, McClellan Environmental Remedial Implementation Contract.
(4) Department  of the Air Force, Environmental Technology Remediation Contract.
(5) United States Environmental Protection Agency, Response Action Contract, Region 9.

Competition

     Our industry is highly fragmented and very competitive. As a result, in each specific market area, we compete with many engineering and consulting firms, some of which are substantially larger than us and possess greater financial resources. No firm currently dominates any significant portion of our market areas. Competition is based on quality of service, expertise, price, reputation, and local presence, or the ability to provide services globally. We believe that we compete favorably with respect to each of these factors in the market areas we serve.


Regulation

     Our professional services include the planning, design, program and construction management and, under limited circumstances, construction of waste management and pollution control facilities. Federal laws, such as CERCLA, the Clean Water Act, the Toxic Substances Control Act, and various state and local
laws   strictly   regulate   the   handling,   removal,   storage,   treatment,
transportation and disposal of toxic and hazardous substances and impose liability for environmental contamination caused by these substances. These laws and regulations are directly related to the demand for many of the services we offer. While generally we do not directly handle, remove, store, treat, transport or dispose of toxic or hazardous substances, some of our contracts require us to design systems for those functions or to subcontract for or supervise this type of work. Consequently, we may be exposed to claims for damages or penalties caused by environmental contamination arising from projects on which we have worked.

     In the ordinary course of business, we and members of our professional staff are subject to a variety of state, local and foreign licensing and permit requirements. We believe that we are in substantial compliance with these regulations.

Insurance

     Currently, we have limits of $100 million per loss and $100 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor's pollution liability insurance. These programs each have a self-insured claim retention of $0.1 million, $1.0 million, and $0.25 million, respectively. In respect of D-M claims arising from professional errors and omissions prior to acquisition, we have maintained a self insured retention of $5 million per claim. We believe that our claim reserves combined with our insurance coverage will be adequate for our present and reasonable foreseeable operations. We have no reason to believe that adequate coverage will not continue to be available, but we cannot assure that it will be. We also cannot assure that our liabilities will not exceed the policy limits. However we have maintained insurance without lapse for many years with limits in excess of losses sustained.


Employees

     As of October 31, 1999, we had approximately 15,700 employees in total. We employ, at various times on a temporary or part-time basis, up to several thousand persons to meet contractual requirements. Approximately three hundred sixty of our employees are covered by collective bargaining agreements. We have never experienced a strike or work stoppage. We believe that employee relations are good.


ITEM 2. PROPERTIES

     We lease office space in 185 principal locations throughout the world. Most of the leases are written for a minimum term of three years with options for renewal, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2007. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.


ITEM 3. LEGAL PROCEEDINGS

     Various legal proceedings are pending against us or our subsidiaries alleging, among other things, breaches of contract or negligence in connection with our performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages, which substantially exceed our insurance coverage. As our experience is that most legal proceedings settle for less than any claimed damages, we do not believe that any of these proceedings are likely to result in a judgment against, or settlement by, us materially exceeding our insurance coverage or to have a material adverse effect on our consolidated financial position and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held a special meeting of stockholders on October 12, 1999. Our stockholders voted on the following matters:

     The approval of an amendment to our Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 50,000,000 shares and to increase the authorized number of shares of preferred stock from 1,000,000 shares to 3,000,000 shares. 9,738,302 votes were cast in favor of the amendment, 3,422,340 votes were cast against. There were 16,111 abstentions, and -0- broker non votes.

     The  approval  of  an  amendment  to  and restatement of our Employee Stock
Purchase Plan. 8,889,793 votes were cast in favor of the amendment and restatement, 4,268,004 votes were cast against. There were 18,956 abstentions, and -0- broker non votes.

     The approval of the 1999 Equity Incentive Plan. 8,079,498 votes were cast in favor of the 1999 Equity Incentive Plan, 5,051,692 votes were cast against. There were 45,563 abstentions, and -0- broker non votes.

     The approval of the issuance of Series B Exchangeable Convertible Preferred Stock to RCBA Strategic Partners, L.P. ("RCBA Strategic Partners") in exchange for the shares of Series A and Series C Preferred Stock issued to RCBA Strategic Partners in connection with the acquisition of D-M. 12,429,789 votes were cast in favor of the exchange, 665,559 votes were cast against. There were 81,405 abstentions, and -0- broker non votes.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
           Name                                   Position Held                            Age
--------------------------- ------------------------------------------------------------   -----
Martin M. Koffel  .........   Chief Executive Officer,  President and Director of the      60
                              Company from May 1989;  Chairman of the Board from June
                              1989.

Kent P. Ainsworth .........   Executive  Vice   President   from  April  1996;   Vice      53
                              President  and Chief  Financial  Officer of the Company
                              from  January  1991;  Secretary of the Company from May
                              1994.

Joseph Masters ............   Vice President and General Counsel of the Company since      43
                              July 1997;  Vice President,  Legal,  from April 1994 to
                              June 1997; Vice President and Associate General Counsel
                              of URS  Consultants,  Inc. from May 1992 to April 1994;
                              outside counsel to the Company from January 1990 to May
                              1992.

Irwin L. Rosenstein .......   President  of  General  Engineering  Group  ("GEG"),  a      63
                              principal operating group of the Company since November
                              1999;  President of URS Greiner  Woodward  Clyde Group,
                              Inc.   ("URSGWC"),   the  Company's   former  principal
                              operating division, from November 1998 to October 1999;
                              President of URS Greiner ("URSG"), the Company's former
                              principal  operating  division,  from  November 1997 to
                              October  1998;  President  of  URS  Consultants,   Inc.
                              ("URSC"),  the  Company's  former  principal  operating
                              division,   from   February  1989   to  November  1997;
                              Director  of the  Company  since  February  1989;  Vice
                              President of the Company since 1987.

Jean-Yves Perez ...........   Director of the Company and Executive Vice President of      54
                              GEG since  November  1999;  Executive Vice President of
                              URSGWC,   the  Company's  former  principal   operating
                              division, from November 1998 to October 1999; President
                              of Woodward-Clyde  Group,  Inc. ("W-C"),  a division of
                              the  Company  from   November  1997  to  October  1998;
                              Director of the Company since November 1997;  President
                              and Chief Executive Officer of W-C from 1987 to October
                              1997.

Susan B. Kilgannon ........   Vice  President,  Communications,  of the Company since      40
                              October 1999;  Vice President of URSGWC,  the Company's
                              former principal operating division, from November 1998
                              to October 1999;  Vice President of URSG, the Company's
                              former principal operating division, from November 1997
                              to October 1998;  Vice President of URSC, the Company's
                              former principal operating division, from March 1992 to
                              November 1997.

Wayne P. Somrak ...........   Vice President and Corporate  Controller of the Company      54
                              since  November  1999;  Vice  President  and  Corporate
                              Controller  of  Varian,  Inc.  from 1991 to 1999.

David C. Nelson ...........   Vice  President  and  Treasurer  of the  Company  since      46
                              December   1999;   Assistant   Treasurer   of   Seagate
                              Technology,  Inc. from February 1996 to December  1999;
                              Assistant  Treasurer of Conner  Peripherals,  Inc. from
                              May 1995 to February  1996;  Director of  International
                              Finance of Conner  Peripherals,  Inc. from October 1994
                              to May 1995.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The shares of our Common Stock are listed on the New York Stock Exchange and the Pacific Exchange (under the symbol "URS"). At January 3, 2000, we had approximately 3,340 stockholders of record. The following table sets forth the high and low closing sale prices of our Common Stock, as reported by The Wall
Street Journal for the periods indicated.

                                                            Market Price
                                                       ---------------------
                                                          Low        High
                                                       ---------   ---------
Fiscal Period:
  1998:
     First Quarter   ..............................     $ 12.13     $ 16.38
     Second Quarter  ..............................     $ 13.00     $ 16.50
     Third Quarter   ..............................     $ 16.00     $ 18.81
     Fourth Quarter  ..............................     $ 14.06     $ 17.94
  1999:
     First Quarter   ..............................     $ 17.94     $ 24.00
     Second Quarter  ..............................     $ 15.75     $ 23.44
     Third Quarter   ..............................     $ 22.06     $ 29.31
     Fourth Quarter  ..............................     $ 18.00     $ 25.88
  2000:
     First Quarter   ..............................     $ 17.25     $ 21.75
     (through January 3, 2000)

     We have not paid cash dividends since 1986 and, at the present time, our management does not anticipate paying dividends on our outstanding Common Stock in the near future. Further, we are precluded from paying dividends on our outstanding Common Stock pursuant to our senior collateralized credit facility with our lender and the indentures governing the 8 5/8% senior subordinated debentures and the 12 1/4% senior subordinated notes. See Item 8, Consolidated Financial Statements and Supplementary Data, Note 8, Notes Payable and Long-Term Debt and Note 13, Stockholders' Equity.

ITEM 6. SUMMARY OF SELECTED FINANCIAL INFORMATION

     The following table sets forth our selected financial data for the five years ended October 31, 1999. The data presented below should be read in conjunction with our Consolidated Financial Statements including the Notes thereto.

                              SUMMARY OF SELECTED FINANCIAL INFORMATION
                                 (In thousands, except per share data)

                                                       Years Ended October 31,
                                   ----------------------------------------------------------------
                                      1999          1998         1997         1996         1995
                                   ------------   ----------   ----------   ----------   ----------
Income Statement Data:
Revenues   .....................   $1,418,522     $805,946     $406,451     $305,470     $179,769
                                   -----------    ---------    ---------    ---------    --------
Expenses:
 Direct operating   ............      854,520      478,640      241,002      187,129      108,845
 Indirect, general and
   administrative   ............      463,132      277,065      141,442      102,389       63,217
 Interest expense, net .........       34,589        8,774        4,802        3,897        1,351
                                   ----------     --------     --------     --------     --------
                                    1,352,241      764,479      387,246      293,415      173,413
                                   ----------     --------     --------     --------     --------
Income before taxes ............       66,281       41,467       19,205       12,055        6,356
Income tax expense  ............       29,700       18,800        7,700        4,700        1,300
                                   ----------     --------     --------     --------     --------
Net income .....................       36,581       22,667       11,505        7,355        5,056
Preferred stock dividend  ......        3,333          --           --           --           --
                                   ----------     ------- -    --------     --------     --------
Net income available for
 common stockholders   .........       33,248       22,667       11,505        7,355        5,056
Other comprehensive income,
 net of tax:
Foreign currency translation
 adjustments  ..................          197          --           --           --           --
                                   ----------     --------     --------     --------     --------
Comprehensive income   .........   $   33,445     $ 22,667     $ 11,505     $  7,355     $  5,056
                                   ==========     ========     ======= =    ========     ========
Net income per common share:
 Basic  ........................   $     2.14     $   1.51     $   1.15     $    .92     $    .72
                                   ==========     ========     ========     ========     ========
 Diluted   .....................   $     1.98     $   1.43     $   1.08     $    .81     $    .66
                                   ==========     ========     ========     ========     ========


                                                      As of October 31,
                                   --------------------------------------------------------------
                                      1999          1998         1997         1996        1995
                                   ------------   ----------   ----------   ----------   --------
Balance Sheet Data:
Working capital    .........       $  359,087     $130,969     $ 63,236     $ 57,570     $ 36,307
Total assets ...............       $1,437,487     $451,704     $210,091     $194,932     $ 75,935
Total debt   ...............       $  688,380     $116,016     $ 48,049     $ 61,263     $  9,999
Stockholders' equity  ......       $  310,502     $166,360     $ 77,151     $ 56,694     $ 39,478


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

     We are an engineering services firm, with domestic and international clients that include local, state and Federal government agencies and private clients in a broad array of industries. Revenues are earned from fixed-price, cost-plus and time-and-materials contracts. We recognize revenues by the percentage completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. The principal components of our direct operating costs are labor costs for employees who are directly involved in providing services to clients and subcontractor costs. Other direct operating expenses also include those expenses associated with a specific design project including materials and incidental expenditures. Indirect, general and administrative expenses include salaries and benefits for management, administrative, marketing and sales personnel, bid and proposal costs and occupancy and related overhead costs.

     Substantially all of our cash flow is generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions to or advances from our subsidiaries. Under certain circumstances, legal and contractual restrictions as well as the financial condition and operating requirements of the subsidiaries may limit our ability to obtain cash from the subsidiaries.


                             Results of Operations


Fiscal 1999 Compared with Fiscal 1998

     Revenues in fiscal 1999 were $1,418.5 million, or 76% over the amount reported in fiscal 1998. The growth in revenues is primarily attributable to the acquisition and integration of D-M, the results of which are included commencing June 1999. Accordingly, in fiscal 1999, the results of operations of D-M were included for only five months.

     Direct operating expenses increased $375.9 million, or 79%, over the amount reported in fiscal 1998. The increase is due to the addition of the direct operating expenses of D-M and to increases in subcontractor costs and direct labor costs as well. Indirect, general and administrative expenses ("IG&A") increased to $463.1 million in fiscal 1999 from $277.1 million in fiscal 1998 as a result of the addition of the D-M overhead as well as an increase in business activity. IG&A expenses in 1999 also include $6.0 million in fees incurred in connection with the acquisition of D-M. Finally, IG&A included a $4.0 million reversal of a previously established reserve related to a settlement of a lawsuit. Expressed as a percentage of revenues, IG&A expenses decreased slightly from 34% in fiscal 1998 to 33% in fiscal 1999. We attribute this stability to cost control. Net interest expense increased to $34.6 million in fiscal 1999 from $8.8 million in fiscal 1998 as a result of increased borrowings incurred in connection with the acquisition of D-M.

     With an effective income tax rate of 45% in 1999, we earned net income available for common stockholders of $33.2 million while in 1998 net income available for common stockholders was $22.7 million after an effective income tax rate of 45%. We earned $1.98 per share on a diluted basis in fiscal 1999 compared to $1.43 per share in fiscal 1998.

     Our backlog of signed and funded contracts at October 31, 1999, was $1,260 million as compared to $675 million at October 31, 1998. The value of our designations was $775 million at October 31, 1999, as compared to $504 million at October 31, 1998.


Fiscal 1998 Compared with Fiscal 1997

     Revenues in fiscal 1998 were $805.9 million, or 98% over the amount reported in fiscal 1997. The growth in revenues is primarily attributable to the acquisition of W-C, the results of which are included commencing November 1, 1997.

     Direct operating expenses increased $237.6 million, or 99%, over the amount reported in fiscal 1997. The increase is due to the addition of the direct operating expenses of W-C and to increases in subcontractor costs and direct labor costs as well. IG&A expenses increased to $277.1 million in fiscal 1998 from

$141.4 million in fiscal 1997 as a result of the addition of the W-C overhead as well as an increase in business activity. Expressed as a percentage of revenues, IG&A expenses decreased slightly from 35% in fiscal 1997 to 34% in fiscal 1998. We attribute this stability to cost control. Net interest expense increased to $8.8 million in fiscal 1998 from $4.8 million in fiscal 1997 as a result of increased borrowings incurred in connection with the acquisition of W-C.

     With an effective income tax rate of 45% in 1998, we earned net income of $22.7 million while in 1997 net income was $11.5 million after an effective income tax rate of 40%. The increase in the effective tax rate was primarily due to the consolidation of W-C and to nondeductible goodwill, state taxes, and operating in countries outside the United States with higher tax rates. We earned $1.43 per share on a diluted basis in fiscal 1998 compared to $1.08 per share in fiscal 1997.

     Our backlog of signed and funded contracts at October 31, 1998, was $675 million as compared to $470.4 million at October 31, 1997. The value of our designations was $504 million at October 31, 1998, as compared to $446 million at October 31, 1997.

Income Taxes

     We currently have $3.8 million net operating loss ("NOL") carryforwards which are limited to $750,000 per year, pursuant to Section 382 of the Internal Revenue Code, related to our October 1989 quasi-reorganization. This NOL expires fiscal year beginning 2004. We also have available $17.3 million of foreign NOLs. These NOLs are available only to offset income earned in foreign jurisdictions and expire at various dates.

     We have recorded deferred tax assets and liabilities. The deferred tax liability increased primarily because of nondeductible goodwill and other liabilities related to the acquisition of D-M. The valuation allowance related to deferred tax assets was increased by $1.7 million resulting from the D-M and T-C acquisitions and by $1.2 million for current year foreign losses not benefited. In addition, the valuation allowance was decreased by $260,000 due to the utilization of net operating losses.

Liquidity and Capital Resources

     At October 31, 1999, we had working capital of $359.1 million, an increase of $228.1 million from October 31, 1998, due primarily to the D-M acquisition. Our operating cash flow and working capital requirements have grown substantially due to our acquisition growth strategy. As a professional services organization, we are not capital intensive. Capital expenditures historically have been for computer-aided design and general purpose computer equipment to accommodate our growth. Capital expenditures during fiscal years 1999, 1998 and 1997 were $20.2 million, $12.2 million and $5.1 million, respectively. We expect to continue to have capital outlays consistent with the resulting relative growth of the Company.

     Substantially all of our cash flow is generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions to or advances from our subsidiaries. Under certain circumstances, legal and contractual restrictions as well as the financial condition and reporting requirements of the subsidiaries may limit our ability to obtain cash from the subsidiaries.

     Our liquidity and capital measurements are set forth below:

                                                  Years Ended October 31,
                                          --------------------------------------
                                             1999          1998          1997
                                          ----------    ----------    ----------
                                                  (Dollars in thousands)

Working capital   .....................    $359,087      $130,969      $63,236
Working capital ratio   ...............    1.9 to 1      1.8 to 1      1.7 to 1
Average days to convert billed accounts
 receivable to cash  ..................       75            72            71
Percentage of debt to equity  .........     220.3%         69.7%         62.2%


     Our cash and cash equivalents amounted to $36.5 million at October 31, 1998, an increase of $14.4 million from the prior fiscal year-end, principally as a result of the increase in cash generated by domestic operations. During fiscal year 1998, we repaid debt of $83.2 million, including scheduled principal payments on long-term debt of $12.3 million and loan payoffs of $65.2 million. We also funded other operating requirements.

     Cash and cash equivalents amounted to $45.7 million at October 31, 1999, an increase of $9.2 million from the prior fiscal year-end, principally as a result of the increase in cash generated by domestic operations. During fiscal 1999, cash flow provided by operating activities totaled $8.8 million. This represented a decrease of $32.0 million from 1998, primarily due to funding working capital required to support the expansion of our business as well as an increase in accounts receivable due to the installation of a new accounting system. This caused a delay in billings which resulted in a corresponding decrease in cash provided by operating activities. The majority of the operating cash flow was generated by domestic operations. Our working capital has increased primarily due to the acquisitions of D-M and W-C. We intend to satisfy our working capital needs primarily through internal cash generation.
Our primary sources of liquidity will be cash flow from operations and borrowings under the senior collateralized credit facility. Our primary uses of cash will be to fund our working capital and capital expenditures and to service our debt.

     During fiscal 1999, we paid $376.2 million for the purchase of D-M, and incurred new borrowings of $650 million from establishing a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank") and from the issuance of the 12 1/4% senior subordinated notes ("Notes"). We also issued 46,082.95 shares of our Series A Preferred Stock and 450,000 shares of our Series C Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100 million. The net proceeds of the debt were incurred to fund a portion of the D-M acquisition and refinance bank debt previously incurred in the acquisition of W-C.

     Senior collateralized credit facility. The senior collateralized credit facility was funded June 9, 1999 ("Funding Date") and provides for three term loan facilities in the aggregate amount of $450 million and a revolving credit facility in the amount of $100 million. The term loan facilities consist of Term Loan A, a $250 million tranche, Term Loan B, a $100 million tranche and Term Loan C, another $100 million tranche.

     Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3.0 million per quarter for the following four quarters. Thereafter and through the sixth anniversary of the Funding Date, annual principal payments under Term Loan A range from $25.0 million to a maximum of $62.5 million with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on the sixth anniversary of the Funding Date. Principal amounts under Term Loan B become due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in four equal quarterly installments in year seven. Principal amounts under Term Loan C become due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year eight. The revolving credit facility expires, and is repayable in full, on the sixth anniversary of the Funding Date.

     The term loans each bear interest at a rate per annum equal to, at our option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at our option, either the Base Rate, LIBOR or the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance pricing grid based on our ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"). The "Base Rate" is defined as the higher of the Bank's Prime Rate and the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation by first class banks in the London interbank market to the Bank for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to the Bank in the London interbank market as determined by the British Bankers' Association. We may determine which interest rate options to use and interest periods will apply for such periods for both term loans and the revolving credit facility.

     At October 31, 1999, our revolving credit facility with the Bank provides for advances up to $100 million. Also at October 31, 1999, we had outstanding letters of credit aggregating $40.0 million, which reduced the amount available to us under our revolving credit facility to $60.0 million.

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions upon incurring additional debt, paying dividends, or making distributions to our stockholders, repurchasing or retiring capital stock, making subordinated junior debt payments and submitting quarterly compliance certification. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, a proforma EBITDA minimum of $142 million and a maximum leverage ratio of 4.75 to 1.00 for the year ended October 31, 1999. We were fully compliant with these covenants as of October 31, 1999.

     We believe that our existing financial resources, together with our planned cash flow from operations and its existing credit facilities, will provide sufficient resources to fund its combined operations and capital expenditure needs for the foreseeable future.

     12 1/4% senior subordinated notes. Our Notes are due in 2009. Each note will initially bear interest at 12 1/4% per annum. Interest on the Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 1999. The Notes are subordinate to the senior collateralized credit facility. As of October 31, 1999, we owed $200 million on our Notes.

     The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of our wholly owned subsidiaries. We may redeem any of the Notes beginning May 1, 2004. The initial redemption price is 106.125% of their principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2004 and will be 100% of their principal amount, plus accrued and unpaid interest beginning on May 1, 2007. In addition, at any time prior to May 1, 2002, we may redeem up to 35% of the principal amount of the Notes with net cash proceeds from the sale of capital stock. The redemption price will be equal to 112.25% of the principal amount of the redeemed Notes.

     Interest Rate Swaps. We have entered into an interest rate swap agreement with the Bank. This interest rate swap effectively fixes the interest rate on $8.5 million of our LIBOR based borrowings at 6.92% plus the applicable margin through April 30, 2000. The actual borrowing cost to us with respect to indebtedness covered by the interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.75% to 3.50%, which will provide for an all-in annual interest rate range from 9.67% to 10.42%.

     We have entered into an additional interest rate swap agreement with the Bank. This interest rate swap effectively fixes the interest rate on $45.8 million  of  our  LIBOR  based  borrowings  at  5.97% plus the applicable margin through January 31, 2001. The actual borrowing cost to us with respect to indebtedness covered by the interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.75% to 3.50%, which will provide for an all-in annual interest rate range from 8.72% to 9.47%.

     Interest Rate Cap Agreements. We entered into two interest rate cap agreements with the Bank. These agreements cap our interest rate at 7% for $161.5 million and $9.2 million of our LIBOR based borrowings through July 31, 2002, and April 30, 2000, respectively.

     The following table represents cash paid during the period for:
                                    Years Ended October 31,
                                --------------------------------
                                 1999        1998        1997
                                ---------   ---------   --------
                                         (In thousands)
         Interest   .........   $24,903     $ 7,857      $5,181
         Income taxes  ......   $22,562     $18,398      $8,780

     Other related party transactions. On February 12, 1997, the Bank exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares to the Bank and additional paid-in capital of approximately $1.9 million. On February 14, 1997, various partnerships managed by BLUM Capital Partners, L.P. ("BLUM") (formerly Richard
C. Blum & Associates, L.P.) exercised the 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination of cash and the cancellation of the $3.0 million face amount of debt drawn under our then line of credit with certain BLUM entities. The line of credit with certain BLUM entities was then cancelled. The exercise resulted in the issuance of an additional 1,383,586 shares to the BLUM entities and additional paid-in capital of approximately $5.0 million.

     Mr. Koffel and Mr. Ainsworth have disposed of shares of our Common Stock in connection with cashless exercises of stock options and payment of withholding taxes due on such exercises and on the grant and vesting of restricted stock, and we have accepted this stock as payment therefor. The cashless exercise of stock options resulted in a charge of $1.7 million which is included in IG&A for the year ended October 31, 1999. Mr. Koffel, Mr. Ainsworth and other executives may continue to dispose of shares of our Common Stock in such manner and for such purposes.


Acquisitions

     In November 1997, we acquired W-C for Common Stock, cash and debt of $132.4 million.

                                                                  (In thousands)
         Purchase price of W-C (net of prepaid loan fees of
          $4.0 million) .......................................      $ 128,366
         Fair value of assets acquired ........................        (36,194)
                                                                     ---------
         Excess purchase price over net assets acquired  ......      $  92,172
                                                                     =========

     On February 1, 1999, we acquired privately-held T-C, for an aggregate purchase price of $13.6 million including assumption of its debt.

     In June 1999, we acquired D-M for cash and debt of $376.2 million.


                                                                 (In thousands)

         Purchase price of D-M (net of debt)   ...............     $  357,429
         Acquisition costs (net of financing fees)   .........         18,738
         Fair value of assets acquired   .....................       (148,154)
                                                                   ----------
         Incremental additional excess purchase price over net
          assets acquired ....................................        228,013
                                                                   ----------
         D-M historical goodwill, net ........................        160,378
                                                                   ----------
         Aggregate goodwill  .................................     $  388,391
                                                                   ==========

     During the year ended October 31, 1999, the Company provided for $37.0 million of costs in connection with the acquisition of D-M and the Company's reorganization plans to integrate D-M's operations into the Company. This consists of project claims and cost over-runs, lease fees, severance and miscellaneous items. This estimate might increase due to additional expenses directly related to the transaction not identified as of October 31, 1999.

     The following table summarizes the activity in the 1999 D-M merger-related accruals during the year ended October 31, 1999. The balance of the accrual at October 31, 1999, is included in Accrued Expenses on the consolidated balance sheet.


                                        Merger-                    Balance
                                        Related                  October 31,
                                        Accruals     Payments        1999
                                       ----------   ----------   -------------
                                                    (In millions)

Project claims    ..................     $ 10.0      $   --         $ 10.0
Severance and related costs   ......        7.0        (2.1)           4.9
Lease termination fees and project
 cost over-runs   ..................       15.0        (0.5)          14.5
Miscellaneous expenses  ............        5.0        (1.4)           3.6
                                         -------     ------         -------
Total    ...........................     $ 37.0      $ (4.0)        $ 33.0
                                         =======     ======         =======

     During the year ended October 31, 1998, the Company provided for $10.8 million of costs related to the acquisition of W-C and the Company's reorganization plans to integrate W-C's operations into the Company. This consisted of project claims, lease fees, severance and miscellaneous items.

     The following table summarizes the activity in the W-C merger-related accruals during the year ended October 31, 1999. The balance of the accrual at October 31, 1999, is included in Accrued Expenses on the consolidated balance sheet.


                                        Merger-                        Balance
                                        Related                      October 31,
                                        Accruals       Payments          1999
                                       ----------   --------------   -----------
                                                    (In millions)

Project claims    ..................     $ 2.2         $   --            $ 2.2
Severance and related costs   ......       3.9           (3.9)              --
Lease termination fees  ............       1.5           (0.6)             0.9
Miscellaneous expenses  ............       3.2           (3.2)              --
                                         ------        ------            ------
Total    ...........................     $10.8         $ (7.7)           $ 3.1
                                         ======        ======            ======


Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-K, the following factors could affect our actual results:


We may not be able to integrate D-M successfully and achieve anticipated cost savings and other benefits from the D-M acquisition.

     We will achieve the efficiencies, cost reductions and other benefits that we expect to result from the D-M acquisition only if we can successfully integrate each company's administrative, finance, technical and marketing organizations, and implement appropriate operations, financial and management systems and controls.

     The integration of D-M into our operations will involve a number of risks, including:

     * the possible diversion of our management's attention from other business concerns;

     * the potential inability to successfully pursue some or all of the anticipated revenue opportunities associated with the D-M acquisition;

     * the possible loss of D-M's or our key professional employees;

     * the   potential   inability   to  successfully  replicate  our  operating
       efficiencies in D-M's operations;

     * insufficient management resources to accomplish the integration;

     * our increased complexity and diversity compared to our operations prior to the D-M acquisition;

     * the possible negative reaction of clients to the D-M acquisition; and

     * unanticipated problems or legal liabilities.

     The occurrence of any of the above events, as well as any other difficulties which may be encountered in the transition and integration process, could have a material adverse effect on our business, financial condition and results of operations.


Our substantial indebtedness could adversely affect our financial condition.

     We are a highly leveraged company. As of October 31, 1999, we had approximately $688 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

     * it may  limit  our  ability  to borrow  money or sell  stock for  working
       capital,  capital  expenditures,   debt  service  requirements  or  other
       purposes;

     * it may limit our flexibility in planning for, or reacting to, changes in our business;

     * we could be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

     * it may make us more vulnerable to a downturn in our business or the economy; and

     * a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes.


To service our indebtedness we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing or sell assets. This need may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without this financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances.

     Our senior collateralized credit facility and our obligations under the Notes limit our ability to sell assets and also restrict the use of proceeds from any such sale. Moreover, the senior collateralized credit facility is secured by substantially all of our assets. Furthermore, a substantial portion of our assets are, and may continue to be, intangible assets. Therefore, we cannot assure you that our assets could be sold quickly enough or for sufficient amounts to enable us to meet our debt obligations.


Restrictive covenants in our senior collateralized credit facility and the indenture relating to the Notes may restrict our ability to pursue business strategies.

     Our senior collateralized credit facility and indenture relating to the Notes restrict our ability, among other things, to:

     * incur additional indebtedness or contingent obligations;

     * pay dividends or make distributions to our stockholders;

     * repurchase or redeem our stock;

     * make investments;

     * grant liens;

     * make capital expenditures;

     * enter into transactions with our stockholders and affiliates;

     * sell assets; and

     * acquire the assets of, or merge or consolidate with, other companies.

     In addition, our senior collateralized credit facility requires us to maintain certain financial ratios. We may not be able to maintain these ratios. Additionally, covenants in the senior collateralized credit facility and the indenture relating to the Notes may impair our ability to finance future
operations   or   capital  needs  or  to  engage  in  other  favorable  business activities.

     If we default under our various debt obligations, the lenders could require immediate repayment of the entire principal. If the lenders require immediate repayment, we will not be able to repay them, and our inability to meet our debt obligations could have a material adverse effect on our business, financial condition and results of operations.


We derive approximately half of our revenues from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business and our ability to meet our debt obligations.

     We derive approximately half of our revenues from local, state and Federal government agencies. The demand for our services will be directly related to the level of government program funding that is allocated to rebuild and expand the nation's infrastructure. We believe that the success and further development of our business depend upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure you that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources, or that we will continue to win government contracts under these or other programs.

     Some of these government contracts are subject to renewal or extension annually, so we cannot assure you of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. Consequently, we may incur costs in connection with the termination of these contracts. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment in our revenues if actual recoverable costs exceed billed recoverable costs.

     We must maintain our present responsibility to be eligible to perform government contracts. From time to time allegations of improper conduct in connection with government contracting have been made against us and these could be the subject of suspension or debarment consideration. We investigate all such allegations thoroughly and believe that appropriate actions have been taken in all cases. Additionally, we maintain a compliance program in an effort to assure that no improper conduct occurs in connection with government contracting.


We may be unable to estimate accurately our cost in performing services for our clients. This may cause us to have low profit margins or incur losses.

     We  submit  proposals  on  projects  with  an estimate of the costs we will
likely   incur.   To   the  extent  we  cannot  control  overhead,  general  and
administrative and other costs, or underestimate such costs, we may have low profit margins or may incur losses.


We are subject to risks from changes in environmental legislation, regulation and governmental policies.

     Federal laws, such as the Resource Conservation and Recovery Act of 1976, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA"), and various state and local laws, strictly regulate the handling, removal, treatment and transportation of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries or property damage. We directly handle, remove, treat and transport toxic or hazardous substances. Consequently, we may be exposed to claims for damages caused by environmental contamination.

     Federal and state laws, regulations, and programs related to environmental issues will generate, either directly or indirectly, much of our environmental business. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material effect on our business. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal year 1999, including further deferral of congressional reauthorization of CERCLA. The outlook for congressional action on CERCLA legislation in fiscal year 2000 remains unclear.


Our liability for damages due to legal proceedings may be significant. Our insurance may not be adequate to cover this risk.

     Various legal proceedings are pending against us alleging, among other things, breaches of contract or negligence in connection with our performance of professional services. In some actions punitive or treble damages are sought which substantially exceed our insurance coverage. If we sustain damages greater than our insurance coverage, there could be a material adverse effect on our business, financial condition and results of operations.

     Our engineering practices, including general engineering and civil engineering services, involve professional judgments about the nature of soil conditions and other physical conditions, including the extent to which toxic and hazardous materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages that our clients incur.


The failure to attract and retain key professional personnel could adversely affect our business.

     The ability to attract, retain and expand our staff of qualified technical professionals will be an important factor in determining our future success. A shortage of qualified technical professionals currently exists in the engineering and design industry. The market for these professionals is competitive, and we cannot assure you that we will be successful in our efforts to continue to attract and retain such professionals. In addition, we will rely heavily upon the experience and ability of our senior executive staff and the loss of a significant number of such individuals could have a material adverse effect on our business, financial condition and results of operations.


We may be unable to compete successfully in our industry. This could adversely affect our business.

     We are engaged in highly fragmented and very competitive markets in our service areas. We will compete with firms of various sizes, several of which are substantially larger than us and which possess greater technical resources. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. As a result, we will compete against several larger companies which have the ability to offer more diverse services to a wider client base. These competitive forces could have a material adverse effect on our business, financial condition and results of operations.


Our international operations are subject to a number of risks that could adversely affect the results from these operations and our overall business.

     As  a  worldwide  provider  of  engineering services, we have operations in over 40 countries and derive approximately 10% of our revenues from international operations. International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.


Additional   acquisitions  may  adversely  affect  our  ability  to  manage  our business.

     Historically, we have completed numerous acquisitions and, in implementing our business strategy, we may continue to do so in the future. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms. We may not successfully integrate future acquisitions. Any acquisitions may require substantial attention from our management, which may limit the amount of time that management can devote to day-to-day operations. Also, future acquisitions could have an adverse effect on us. Our inability to find additional attractive acquisition candidates or to effectively manage the integration of any businesses acquired in the future could adversely affect our business, financial condition and results of operations.


Year 2000 computer problems may adversely affect our business.

     Many installed computer systems and software products were programmed to accept only two digits in the date code field. As of January 1, 2000, these date code fields needed to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". Otherwise computer systems using time-sensitive software could shut down or perform incorrect computations.

     We undertook a project (the "Year 2000 Project") to identify and assess the readiness of our computer systems, programs and other infrastructure that could be affected by the Year 2000 issue and to remedy the problems identified. Our Year 2000 Project also included an assessment of the Year 2000 readiness of key third parties on whom our operations depend. We also developed contingency plans to permit us to continue operations, consistent with the highest quality standards, in the event Year 2000 problems arose.

     To date, we have not experienced any material Year 2000 problems. However, monitoring will continue at least through the first quarter of 2000. Corrective action will be taken if we encounter any previously unidentified Year 2000 problems internally or in interfacing with third parties, and our contingency plans remain available. We have not incurred any material costs to date related to our Year 2000 Project, but if we encounter problems in the future related to our own systems or to those of key third parties, it is possible that we would incur costs that could adversely affect our financial condition.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of URS Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                          /s/ PricewaterhouseCoopers LLP
                                          ---------------------------------
                                          PRICEWATERHOUSECOOPERS LLP
San Francisco, California
December 17, 1999

                                       URS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share data)

                                                                                            October 31,
                                                                                    ----------------------------
                                                                                       1999           1998
                                                                                    ------------   -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents  ....................................................  $   45,687       $ 36,529
   Accounts receivable, including retainage amounts of $41,724 and $16,101,
    less allowance for doubtful accounts of $23,771 and $7,206 ...................     453,960        161,742
   Costs and accrued earnings in excess of billings on contracts in process, less
    allowance for losses of $16,840 and $6,896  ..................................     212,001         77,881
   Deferred income taxes   .......................................................      10,005            --
   Prepaid expenses and other assets   ...........................................      24,111         10,033
                                                                                    ----------       --------
     Total current assets  .......................................................     745,764        286,185
Property and equipment at cost, net    ...........................................      93,165         29,517
Goodwill, net  ...................................................................     529,697        129,748
Other assets   ...................................................................      68,861          6,254
                                                                                    ----------       --------
                                                                                    $1,437,487       $451,704
                                                                                    ==========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Long-term debt, current portion  ..............................................  $   17,625       $ 16,400
   Notes payable  ................................................................      17,040          1,943
   Obligations under capital leases ..............................................       4,758          2,717
   Accounts payable  .............................................................     130,045         34,519
   Accrued salaries and wages    .................................................      89,023         34,797
   Accrued expenses and other    .................................................      57,873         29,385
   Billings in excess of costs and accrued earnings on contracts
    in process    ................................................................      70,313         35,455
                                                                                    ----------       --------
     Total current liabilities   .................................................     386,677        155,216
Long-term debt    ................................................................     635,286         87,925
Obligations under capital leases .................................................      13,671          7,032
Deferred income taxes   ..........................................................      15,267          5,377
Deferred compensation and other  .................................................      76,084         29,794
                                                                                    ----------       --------
     Total liabilities  ..........................................................   1,126,985        285,344
                                                                                    ----------       --------
Commitments and contingencies (Note 11)
Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00, authorized 150 shares, issued 48 and 0, respectively, liquidation
 preference $103,333                                                                   103,333             --
                                                                                    ----------       --------
Stockholders' equity:
   Common stock, par value $.01; authorized 50,000 shares; issued 15,925 and
    15,206 shares, respectively  .................................................         159            152
   Treasury stock    .............................................................        (287)          (287)
   Additional paid-in capital    .................................................     125,462        117,842
   Foreign currency translation adjustment   .....................................         197            --
   Retained earnings since February 21, 1990, date of quasi-reorganization .......      81,638         48,653
                                                                                    ----------       --------
     Total stockholders' equity  .................................................     207,169        166,360
                                                                                    ----------       --------
                                                                                    $1,437,487       $451,704
                                                                                    ==========       ========

                                 See Notes to Consolidated Financial Statements

                                URS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except per share data)

                                                              Years Ended October 31,
                                                        ----------------------------------
                                                           1999          1998        1997
                                                        -----------   --------    --------
Revenues   ..........................................   $1,418,522    $805,946    $406,451
                                                        ----------    --------    --------
Expenses:
   Direct operating    ..............................      854,520     478,640     241,002
   Indirect, general and administrative  ............      463,132     277,065     141,442
   Interest expense, net  ...........................       34,589       8,774       4,802
                                                        ----------    --------    --------
                                                         1,352,241     764,479     387,246
                                                        ----------    --------    --------
Income before taxes    ..............................       66,281      41,467      19,205
Income tax expense  .................................       29,700      18,800       7,700
                                                        ----------    --------    --------
Net income    .......................................       36,581      22,667      11,505
Preferred stock dividend  ...........................        3,333         --          --
                                                        ----------    --------    --------
Net income available for common stockholders   ......       33,248      22,667      11,505
Other comprehensive income, net of tax:
   Foreign currency translation adjustments    ......          197         --          --
                                                        ----------    --------    --------
Comprehensive income   ..............................   $   33,445    $ 22,667    $ 11,505
                                                        ==========    ========    ========
Net income per common share:
   Basic   ..........................................   $     2.14    $   1.51    $   1.15
                                                        ==========    ========    ========
   Diluted    .......................................   $     1.98    $   1.43    $   1.08
                                                        ==========    ========    ========

                         See Notes to Consolidated Financial Statements


                                            URS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (In thousands, except per share data)


                                                                                   Accumulated
                                         Common Stock                Additional       Other                      Total
                                       -----------------  Treasury    Paid-in     Comprehensive   Retained   Stockholders'
                                        Number   Amount    Stock      Capital        Income       Earnings      Equity
                                       -------  -------- ---------- ------------ --------------- ---------- ---------------
Balances, October 31, 1996   .........  8,640    $  86   $  (287)    $ 41,894        $ --        $ 15,001     $ 56,694
Employee stock purchases  ............    282        3        --        2,026          --             --         2,029
Issuance of 1,819,148 shares in
 connection with the exercise of
 warrants  ...........................  1,819       18        --        6,905          --             --         6,923
Quasi-reorganization NOL
 carryforward    .....................    --        --        --          260          --            (260)         --
Net income    ........................    --        --        --          --           --          11,505       11,505
                                       ------   ------   -------     --------         ---        --------     --------
Balances, October 31, 1997   ......... 10,741      107      (287)      51,085          --          26,246       77,151
Employee stock purchases  ............    420        4        --        4,601          --             --         4,605
Issuance of 4,044,804 shares in
 connection with the
 Woodward-Clyde Group, Inc.
 acquisition  ........................  4,045       41        --       61,896          --             --        61,937
Quasi-reorganization NOL
 carryforward    .....................    --        --        --          260          --            (260)         --
Net income    ........................    --        --        --          --           --          22,667       22,667
                                       ------   ------   -------     --------         ---        --------     --------
Balances, October 31, 1998   ......... 15,206      152      (287)     117,842          --          48,653      166,360
Employee stock purchases  ............    719        7        --        8,857          --              --        8,864
Preferred stock issuance costs  ......    --        --        --       (1,500)         --              --       (1,500)
Quasi-reorganization NOL
 carryforward    .....................    --        --        --          263          --            (263)         --
Total comprehensive income:
Foreign currency translation, net
 of tax of $273  .....................    --        --        --          --          197              --          197
Net income    ........................    --        --        --          --           --          36,581       36,581
Preferred stock dividends ............    --        --        --          --           --          (3,333)      (3,333)
                                       ------   ------   -------     --------        ----        --------     --------
Balances, October 31, 1999   ......... 15,925    $ 159   $  (287)    $125,462        $197        $ 81,638     $207,169
                                       ======   ======   =======     ========        ====        ========     ========

                                     See Notes to Consolidated Financial Statements

                                   URS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)

                                                                     Years Ended October 31,
                                                             ---------------------------------------
                                                                1999          1998           1997
                                                             ----------     ---------      ---------
Cash flows from operating activities:
   Net income   ..........................................   $  36,581      $ 22,667       $  11,505
                                                             ----------     ---------      ---------
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization  ........................      33,764        18,556           7,927
   Allowance for doubtful accounts and losses    .........        (285)       (2,351)          1,540
   Stock compensation    .................................       1,726           --              --
Changes in current assets and liabilities, net of business
 acquired:
   Accounts receivable and costs and accrued earnings
    in excess of billings on contracts in process   ......     (86,266)      (12,961)        (14,193)
   Prepaid expenses and other assets    ..................      (1,737)          (25)            461
   Accounts payable, accrued salaries and wages and
    accrued expenses  ....................................     (15,215)        2,186           3,426
   Billings in excess of costs and accrued earnings on
    contracts in process    ..............................      33,307            23           4,839
   Deferred income taxes    ..............................       5,831        12,695             322
   Other, net   ..........................................       1,047           --           (3,292)
                                                             ----------     ---------      ---------
      Total adjustments  .................................     (27,828)       18,123           1,030
                                                             ----------     ---------      ---------
   Net cash provided by operating activities  ............       8,753        40,790          12,535
                                                             ----------     ---------      ---------
Cash flows from investing activities:
   Payment for business acquisition, net of cash
    acquired    ..........................................    (316,167)      (36,937)            --
   Capital expenditures  .................................     (20,248)      (12,201)         (5,127)
                                                             ----------     ---------      ---------
   Net cash (used) by investing activities    ............    (336,415)      (49,138)         (5,127)
                                                             ----------     ---------      ---------
Cash flows from financing activities:
Payments of merger fees  .................................     (18,738)       (4,705)            --
Proceeds from issuance of debt    ........................     854,739       110,000             --
Principal payments on long-term debt    ..................    (593,222)      (83,157)        (13,568)
Proceeds from sale of common shares  .....................       4,775         2,622           1,028
Proceeds from exercise of stock options    ...............       2,363         1,983           1,001
Proceeds from exercise of warrants   .....................         --            --            3,895
Proceeds from issuance of preferred stock  ...............     100,000           --              --
Payment of financing fees   ..............................     (11,597)       (4,000)            --
Payment of financing fees related to issuance of
 preferred stock   .......................................      (1,500)          --              --
                                                             ----------     ---------      ---------
Net cash provided (used) by financing activities    ......     336,820        22,743          (7,644)
                                                             ----------     ---------      ---------
Net increase (decrease) in cash   ........................       9,158        14,395            (236)
Cash at beginning of year   ..............................      36,529        22,134          22,370
                                                             ----------     ---------      ---------
Cash at end of year   ....................................   $  45,687      $ 36,529       $  22,134
                                                             ==========     =========      =========

                            See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ACCOUNTING POLICIES

Business

     URS Corporation offers a broad range of planning, design, and program and construction management services for transportation, hazardous waste, industrial processing and petrochemical, general building and water/wastewater projects. Headquartered in San Francisco, the Company operates in 40 countries with approximately 15,700 employees providing engineering services to Federal, state and local governmental agencies as well as to private clients in the chemical, manufacturing, pharmaceutical, forest products, mining, oil and gas, and utilities industries.


Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of URS Corporation and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company includes in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. The consolidated financial statements account for the acquisitions of Woodward-Clyde Group, Inc. ("W-C") in November 1997, Thorburn Colquhoun Holdings, plc ("T-C") in February 1999, and Dames & Moore Group ("D-M") in June 1999, respectively, as purchases. See Note 3, Acquisitions.


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

     Costs  under  contracts  with  the  United States Government are subject to government  audit  upon  contract  completion.  Therefore,  all  contract costs, including direct and indirect, general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1997 through fiscal 1999 are subject to review by the United States Government.


Concentrations of Credit Risk

     Financial   instruments   which   potentially   subject   the   Company  to
concentrations   of  credit  risk  consist  principally  of  trade  receivables.
Concentrations of credit risk with respect to trade receivables are limited

                       URS CORPORATION AND SUBSIDIARIES
due to the large numbers of customers comprising the Company's customer base and their dispersion across different business and geographic areas. As of October 31, 1999 and 1998, the Company had no significant concentrations of credit risk. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Cash balances are held in financial institutions in concentrations that may exceed insured limits.


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


Interest Rate Risk Management

     The Company has entered into various interest rate protection agreements (swap and cap) on $225 million of the Company's London Interbank Offered Rate ("LIBOR") bank term loan borrowings. The related cost of these agreements is amortized over the life of the bank term loan borrowings and such amortization is recorded to interest expense. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counter-parties is not deemed to be significant.


Property and Equipment

     Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any gain or loss on disposal is included in income. Depreciation is provided on the straight-line method using estimated lives ranging from 5 to 10 years for property and equipment. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.


Income Per Common Share

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective November 1, 1997. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods and convertible preferred stock for the year ended October 31, 1999.

                       URS CORPORATION AND SUBSIDIARIES

     In   accordance   with   the   disclosure   requirement   of  SFAS  128,  a
reconciliation  of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share data):

                                                                Years ended October 31,
                                                           -----------------------------
                                                            1999        1998        1997
                                                           -------    -------    -------
Numerator--Basic
   Net income available for common stockholders   ......   $33,248    $22,667    $11,505
                                                           =======    =======    =======
Denominator--Basic
   Weighted-average common stock outstanding   .........    15,499     14,963     10,018
                                                           =======    =======    =======
Basic income per share                                     $  2.14    $  1.51    $  1.15
                                                           =======    =======    =======
Numerator--Diluted
   Net income available for common stockholders   ......   $33,248    $22,667    $11,505
   Preferred stock dividend  ...........................     3,333        --         --
                                                           -------    -------    -------
   Net income ..........................................   $36,581    $22,667    $11,505
                                                           =======    =======    =======
Denominator--Diluted
   Weighted-average common stock outstanding   .........    15,499     14,963     10,018
Effect of dilutive securities:
   Stock options    ....................................     1,180        845        647
   Convertible preferred stock  ........................     1,805        --         --
                                                           -------    -------    -------
                                                            18,484     15,808     10,665
                                                           =======    =======    =======
Diluted income per share  ..............................   $  1.98    $  1.43    $  1.08
                                                           =======    =======    =======

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

     Stock options to purchase 60,000 shares of Common Stock at $28.00 were outstanding at October 31, 1999, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.


Segment and Related Information

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

                       URS CORPORATION AND SUBSIDIARIES

Reporting Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting of Comprehensive Income" ("SFAS 130"), in fiscal 1999. SFAS 130 establishes new standards for reporting and display of comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income is primarily comprised of foreign currency translation adjustments.


Adoption of Statements of Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. However, SFAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999; however, in July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first quarter ending June 30, 2000. The Company will adopt SFAS 133 in its quarter ending July 31, 2000 and does not expect such adoption to have a material adverse effect on its financial position or results of operations.


Reclassifications

     Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation with no effect on net income as previously reported.


NOTE 2. QUASI-REORGANIZATION

     In conjunction with a restructuring completed in fiscal year 1990, the Company, with the approval of its Board of Directors, implemented a quasi-reorganization effective February 21, 1990 and revalued certain assets and liabilities to fair value as of that date.

     The fair values of the Company's assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying value and no further adjustment of historical bases was required. No assets were written-up in conjunction with the revaluation. As part of the quasi-reorganization, the deficit in retained earnings of $92.5 million was eliminated against additional paid-in capital. The balance in retained earnings at October 31, 1999, represents the accumulated net earnings subsequent to the date of the quasi-reorganization.


NOTE 3. ACQUISITIONS

     During the year ended October 31, 1999, the Company acquired publicly-held D-M for cash in the amount of $376.2 million. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price in the amount of $388.3 million has been allocated to goodwill and is being amortized over 40 years. The operating results of D-M are included in the Company's results of operations from the date of purchase.

                       URS CORPORATION AND SUBSIDIARIES

     The following unaudited proforma summary presents the consolidated results of operations as if the D-M acquisition had occurred at the beginning of periods presented and does not purport to indicate what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

     Years Ended October 31:


                                           1999                   1998
                                        ------------          ------------
                                       (In thousands, except per share amounts)
                                                      unaudited

         Revenues  ..................   $2,089,701             $1,895,184
         Net income   ...............   $   31,101             $   11,071
         Net income per share  ......   $     1.46             $      .70



     During the year ended October 31, 1999, the Company acquired privately-held T-C for an aggregate purchase price of $13.6 million including assumption of its debt. The total purchase price was paid in cash. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price in the amount of $10.0 million has been allocated to goodwill and is being amortized over 30 years. The operating results of T-C are included in the Company's results of operations from the date of purchase. Pro forma operating results for the twelve months ended October 31, 1999 and 1998, as if the acquisition had been made on November 1, 1997, are not presented because they would not be materially different from the Company's reported results.

     During the year ended October 31, 1998, the Company acquired W-C for an aggregate purchase price of $132.4 million, comprising cash of $39.2 million, assumption of debt of $31.1 million, and 4 million shares of the Company's Common Stock valued at $61.9 million. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price in the amount of $92.1 million has been allocated to goodwill and is being amortized over 30 years. The operating results of W-C are included in the Company's results of operations from the date of purchase.

     The following unaudited proforma summary presents the consolidated results of operations as if the W-C acquisition had occurred at the beginning of fiscal year end October 31, 1997, and does not purport to indicate what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

     Fiscal Year Ended October 31:


                                                         1997
                                         ---------------------------------------
                                         (In thousands, except per share data)
                                                       unaudited

         Revenues   ..................                  $753,430
         Net income    ...............                  $ 16,211
         Net income per share   ......                  $   1.09

     During the year ended October 31, 1999, the Company provided for $37.0 million of costs in connection with the acquisition of D-M and the Company's reorganization plans to integrate D-M's operations into the Company. This consists of project claims and cost over-runs, lease fees, severance and miscellaneous items. This estimate might increase due to additional expenses directly related to the transaction not identified as of October 31, 1999.

                       URS CORPORATION AND SUBSIDIARIES

     The following table summarizes the activity in the 1999 D-M merger-related accruals during the year ended October 31, 1999. The balance of the accrual at October 31, 1999, is included in Accrued Expenses on the consolidated balance sheet.


                                        Merger-                    Balance
                                        Related                  October 31,
                                       Accruals     Payments        1999
                                       ----------   ----------   -------------
                                                    (In millions)

Project claims    ..................     $ 10.0      $   --         $ 10.0
Severance and related costs   ......        7.0        (2.1)           4.9
Lease termination fees and project
 cost over-runs   ..................       15.0        (0.5)          14.5
Miscellaneous expenses  ............        5.0        (1.4)           3.6
                                         ------      ------         ------
Total    ...........................     $ 37.0      $ (4.0)        $ 33.0
                                         ======      ======         ======

     During the year ended October 31, 1998, the Company provided for $10.8 million of costs related to the acquisition of W-C and the Company's reorganization plans to integrate W-C's operations into the Company. This consisted of project claims, lease fees, severance and miscellaneous items.

     The following table summarizes the activity in the W-C merger-related accruals during the year ended October 31, 1999. The balance of the accrual at October 31, 1999 is included in Accrued Expenses on the consolidated balance sheet.


                                        Merger                     Balance
                                        Related                  October 31,
                                       Accruals     Payments        1999
                                       ----------   ----------   -------------
                                                    (In millions)

Project claims    ..................     $ 2.2       $   --          $ 2.2
Severance and related costs   ......       3.9         (3.9)            --
Lease termination fees  ............       1.5         (0.6)           0.9
Miscellaneous expenses  ............       3.2         (3.2)            --
                                         -----       ------          -----
Total    ...........................     $10.8       $ (7.7)         $ 3.1
                                         =====       ======          =====

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                           October 31,
                                                    ------------------------
                                                      1999           1998
                                                    --------       ---------
                                                          (In thousands)

Equipment   ....................................... $124,061       $  55,628
Furniture and fixtures  ...........................   22,581          17,417
Leasehold improvements  ...........................   14,400           7,773
Building ..........................................      487             --
Land  .............................................      117             --
                                                    --------       ---------
                                                     161,646          80,818
Less: accumulated depreciation and amortization      (68,481)        (51,301)
                                                    --------       ---------
Net property and equipment    ..................... $ 93,165       $  29,517
                                                    ========       =========

     Depreciation expense for the years ended 1999, 1998 and 1997 was $17.3 million, $9.7 million and $5.7 million, respectively.

                       URS CORPORATION AND SUBSIDIARIES

NOTE 5. GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 1999 and 1998, was $26.9 million and $14.8 million, respectively. Goodwill is amortized on the straight-line method over periods ranging from 30 to 40 years.


NOTE 6. INCOME TAXES

     The components of income tax expense applicable to the operations each year are as follows:


                                            Years Ended October 31,
                                      ------------------------------------
                                       1999        1998          1997
                                      ---------   ---------   ------------
                                                 (In thousands)

         Current:
Federal   ........................... $17,820      $ 11,170     $  7,580
State and local    ..................   3,380         1,920        1,860
Foreign   ...........................     450           220          --
                                       ------       -------     --------
Subtotal  ...........................  21,650        13,310        9,440
                                       ------       -------     --------
         Deferred:
Federal   ...........................   7,687         5,320       (1,450)
State and local    ..................     583           170         (290)
Foreign   ...........................    (220)          --           --
                                       ------       -------     --------
Subtotal  ...........................   8,050         5,490       (1,740)
                                       ------       -------     --------
         Total tax provision   ...... $29,700      $ 18,800     $  7,700
                                       ======       =======     ========

     As of October 31, 1999, the Company has available net operating loss ("NOL") carryforwards for Federal income tax and financial statement purposes of $3.8 million which expires fiscal year beginning 2004. The Company's NOL utilization is limited to $750,000 per year pursuant to Section 382 of the Internal Revenue Code, related to the Company's October 1989 quasi-reorganization. The Company also has available $17.3 million of foreign NOLs. These NOLs are available only to offset income earned in foreign jurisdictions and these NOLs expire at various dates.

     While the Company had available NOL carryforwards which partially offset otherwise taxable income for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax.

                       URS CORPORATION AND SUBSIDIARIES

     The significant components of the Company's deferred tax assets and liabilities are as follows:

     Deferred tax assets/(liabilities)--due to:

                                                             October 31,
                                                      --------------------------
                                                        1999           1998
                                                      -----------   ------------
                                                            (In thousands)
     Current:
     Allowance for doubtful accounts   ............   $  3,645       $    861
     Payroll related accruals    ..................      9,956          2,286
     Restructuring contingency accrual    .........      2,827            764
     Other accruals  ..............................      4.990          1,296
                                                      --------       --------
     Current deferred tax asset  ..................     21,418          5,207
                                                      --------       --------
     Revenue retentions    ........................     (1,548)        (3,614)
     Acquisition liabilities  .....................     (9,865)        (1,593)
                                                      --------       --------
     Current deferred tax liability    ............    (11,413)        (5,207)
                                                      ------- -      --------
     Net current deferred tax asset    ............   $ 10,005       $     --
                                                      ========       ========
     Non-Current:
     Deferred compensation and pension    .........   $  1,725       $    609
     Self-insurance contingency accrual   .........      1,971          2,244
     Depreciation and amortization  ...............      1,251             --
     Foreign tax credit    ........................      1,583             --
     Net operating loss    ........................      6,888          4,330
                                                      --------       --------
     Gross non-current deferred tax asset    ......     13,418          7,183
     Valuation allowance   ........................     (6,888)        (4,330)
                                                      --------       --------
     Net non-current deferred tax asset   .........      6,530          2,853
                                                      --------       --------
     Cash to accrual    ...........................     (3,252)            --
     Acquisition liabilities  .....................     (5,950)        (3,097)
     Other deferred gain and unamortized
      bond premium   ..............................     (1,099)        (1,269)
     Mark to market  ..............................     (1,731)        (2,645)
     Depreciation and amortization  ...............     (5,802)          (218)
     Other accruals  ..............................     (3,963)        (1,001)
                                                      ------- -      --------
     Non-current deferred tax liability   .........    (21,797)        (8,230)
                                                      --------       --------
     Net non-current deferred tax liability  ......   $(15,267)      $ (5,377)
                                                      ========       ========

     The net change in the total valuation allowance related to deferred tax assets for the year ended October 31, 1999, was a decrease of $260,000 due to the utilization of net operating losses, an increase of $1.2 million for current year foreign losses not benefited, and an increase of $1.7 million resulting from the D-M and T-C acquisitions.

                       URS CORPORATION AND SUBSIDIARIES

     The  difference  between  total  tax  expense  and  the  amount computed by applying  the  statutory  Federal  income  tax rate to income before taxes is as follows:
                                                                         Years Ended October 31,
                                                                   ------------------------------------
                                                                     1999          1998        1997
                                                                   ----------   ---------   -----------
                                                                              (In thousands)
Federal income tax expense based upon Federal statutory
 tax rate of 35%  ................................................ $23,140      $14,520       $ 6,720
Nondeductible goodwill amortization    ...........................   3,080        1,460           620
Meals and entertainment    .......................................     988          777           346
Non-deductible expenses    .......................................     925           53           134
NOL carryforwards utilized    ....................................    (263)        (260)         (260)
Unbenefited foreign losses .......................................     900           --            --
Foreign tax credit utilized   ....................................    (250)          --            --
Foreign earnings taxed at rates lower than U.S. statutory rate ...    (410)          --            --
State taxes, net of Federal benefit    ...........................   2,700        1,890         1,120
Adjustment due to change in Federal and state rates   ............      --         (420)         (610)
Utilization of deferred tax allowance and other adjustments ......  (1,110)         780          (370)
                                                                   -------      -------       ------
Total taxes provided    .......................................... $29,700      $18,800       $ 7,700
                                                                   =======      =======       ======

NOTE 7. RELATED PARTY TRANSACTIONS

     The Company had agreements for business consulting services to be provided by BLUM Capital Partners, L.P. ("BLUM"), (formerly Richard C. Blum & Associates L.P.) and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $60,000, $90,000 and $90,000; $40,000, $60,000 and $60,000 to
BLUM and Richard C. Blum, respectively, during each of fiscal 1999, 1998 and 1997. However, these agreements were terminated effective June 1999. Richard C. Blum also received an additional cash amount of $21,000, $21,500 and $15,000 for his services as a Director of the Company in fiscal 1999, 1998 and 1997, respectively.

     On February 12, 1997, Wells Fargo Bank, N.A. ("the Bank") exercised the 435,562 warrants held by the Bank at $4.34 per share, resulting in the issuance of an additional 435,562 shares of Common Stock to the Bank and an additional paid-in capital of approximately $1.9 million.

     On February 14, 1997, various partnerships managed by BLUM exercised 1,383,586 warrants held by such entities at $4.34 per share. The exercise price of these warrants was paid by a combination $2.0 million of cash and the cancellation of the $3.0 million amount of debt drawn under the Company's line of credit with certain BLUM entities That line of credit was then cancelled. The exercise resulted in the issuance of an additional 1,383,586 shares of Common Stock to the BLUM entities. These equity transactions are reflected in the Company's financial statements.

     See Note 12, Preferred Stock, for a discussion of preferred stock issued to RCBA Strategic Partners, L.P. ("RCBA Strategic Partners").

                        URS CORPORATION AND SUBSIDIARIES

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consists of the following:

                                                                             October 31,
                                                                       -----------------------
                                                                         1999         1998
                                                                       ----------   ----------
                                                                           (In thousands)
Third party:
Bank term loans, payable in quarterly installments   ...............   $446,756     $ 97,778

12 1/4% Senior Subordinated Notes due 2009    ......................    200,000          --

6 1/2% Convertible Subordinated Debentures due 2012
 (net of bond issue costs of $31 and $34)   ........................      1,904        2,003

8 5/8% Senior Subordinated Debentures due 2004
 (net of discount and bond issue costs of $2,815 and $3,162)
 (effective interest rate on date of restructuring was 25%)   ......      3,640        3,293

10.95% note payable, due in annual installments through 2001
 (net of issue costs of $26 and $52)  ..............................      1,377        1,951

Obligations under capital leases   .................................     18,429       10,071
Foreign collateralized lines of credit   ...........................     16,274          920
                                                                       --------     --------
                                                                        688,380      116,016
Less:
   Current maturities of long-term debt  ...........................     17,625       16,501
   Current maturities of notes payable   ...........................     17,040        1,519
   Current maturities of capital leases  ...........................      4,758        3,039
                                                                       --------     --------
                                                                       $648,957     $ 94,957
                                                                       ========     ========

     During fiscal 1999, the Company incurred new borrowings from establishing a long-term senior collateralized credit facility with a syndicate of banks led by the Bank.

     Senior collateralized credit facility. The senior collateralized credit facility was funded June 9, 1999, ("Funding Date") and provides for three term loan facilities in the aggregate amount of $450 million and a revolving credit facility in the amount of $100 million. The term loan facilities consist of Term Loan A, a $250 million tranche, Term Loan B, a $100 million tranche and Term Loan C, another $100 million tranche.

     Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3.0 million per quarter for the following four quarters. Thereafter and through the sixth anniversary of the Funding Date, annual principal payments under Term Loan A range from $25.0 million to a maximum of $62.5 million with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on the sixth anniversary of the Funding Date. Principal amounts under Term Loan B become due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in four equal quarterly installments in year seven. Principal amounts under Term Loan C become due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year eight. The revolving credit facility expires, and is repayable in full, on the sixth anniversary of the Funding Date.

     The term loans each bear interest at a rate per annum equal to, at the Company's option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at the Company's option, either the Base Rate, LIBOR or the Adjusted

                       URS CORPORATION AND SUBSIDIARIES

Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance pricing grid based on the Company's ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"). The "Base Rate" is defined as the higher of the Bank's Prime Rate and the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation by first class banks in the London interbank market to the Bank for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to the Bank in the London interbank market as determined by the British Bankers' Association. The Company may determine which interest rate options to use and interest periods will apply for such periods for both term loans and the revolving credit facility.

     The revolving credit facility is governed by affirmative and negative covenants. These covenants include restrictions upon incurring additional debt, paying dividends, or making distributions to its stockholders, repurchasing or retiring capital stock, making subordinated junior debt payments and submitting quarterly compliance certification. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, a proforma EBITDA minimum of $142 million and a maximum leverage ratio of 4.75 to 1.00 for the year ended October 31, 1999. The Company was fully compliant with these covenants as of October 31, 1999.


Notes

     12 1/4% senior subordinated notes ("Notes"). The Company's Notes are due in 2009. Each note will initially bear interest at 12 1/4% per annum. Interest on the Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 1999. The Notes are subordinate to the senior collateralized credit facility. As of October 31, 1999, the Company owed $200 million on its Notes.

     The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries. The Company may redeem any of the Notes beginning May 1, 2004. The initial redemption price is 106.125% of their principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2004 and will be 100% of their principal amount, plus accrued and unpaid interest beginning on May 1, 2007. In addition, at any time prior to May 1, 2002, the Company may redeem up to 35% of the principal amount of the Notes with net cash proceeds from the sale of capital stock. The redemption price will be equal to 112.25% of the principal amount of the redeemed Notes.


Debentures

     8 5/8% senior subordinated debentures ("8 5/8% Debentures"). The Company's 8 5/8% Debentures are due in 2004. Interest is payable semiannually in January and July. The 8 5/8% Debentures are subordinate to the senior collateralized credit facility. As of October 31, 1999, the Company owed approximately $6.6 million on its 8 5/8% Debentures.

     6 1/2% convertible subordinated debentures ("6 1/2% Debentures"). The Company's 6 1/2% Debentures are due in 2012 and are convertible into its common shares at the rate of $206.30 per share. Interest is payable semiannually in February and August. Sinking fund payments calculated to retire 70% of the 6 1/2% Debentures prior to maturity began in February 1998. The 6 1/2% Debentures are subordinate to the senior collateralized credit facility. As of October 31, 1999, the Company owed approximately $1.9 million on its 6 1/2% Debentures.


Promissory Note

     As part of the W-C acquisition, the Company assumed the responsibility for a 10.95% promissory note payable to Weyerhaeuser Company. The note is paid in annual installments of $.8 million each January 31, 1998, 1999, 2000 and 2001.

                       URS CORPORATION AND SUBSIDIARIES

     The Company maintains foreign lines of credit which are collateralized by assets of foreign subsidiaries having a carrying value of approximately $21.3 million at October 31, 1999. The interest rates for the foreign lines of credit were 7.21% plus applicable margins consistent with market conditions in the respective countries at October 31, 1999. The approximate weighted average interest rates on the foreign lines of credit ranged from 5.44% to 9.50% at October 31, 1999.


Interest Rate Swaps

     The Company has entered into an interest rate swap agreement with the Bank. This interest rate swap effectively fixes the interest rate on $8.5 million of the Company's LIBOR based borrowings at 6.92% plus the applicable margin through April 30, 2000. The actual borrowing cost to the Company with respect to indebtedness covered by the interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.75% to 3.50%, which will provide for an all-in annual interest rate range from 9.67% to 10.42%.

     The Company has entered into an additional interest rate swap agreement with the Bank. This interest rate swap effectively fixes the interest rate on $45.8 million of the Company's LIBOR based borrowings at 5.97% plus the applicable margin through January 31, 2001. The actual borrowing cost to the Company with respect to indebtedness covered by the interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.75% to 3.50%, which will provide for an all-in annual interest rate range from 8.72% to 9.47%.


Interest Rate Cap Agreements

     The Company entered into two interest rate cap agreements with the Bank. These agreements cap the Company's interest rate at 7% for $161.5 million and $9.2 million of the Company's LIBOR based borrowings through July 31, 2002, and April 30, 2000, respectively.


Maturities

     The   amounts   of   long-term   debt   outstanding   (excluding   foreign
collateralized lines of credit and capital leases) at October 31, 1999, maturing in the next five years are as follows:

                              (In thousands)

          2000   ...................................     $ 18,393
          2001   ...................................       30,955
          2002   ...................................       42,712
          2003   ...................................       55,208
          2004   ...................................       71,034
          Thereafter   .............................      435,375
                                                         --------
                                                         $653,677
                                                         ========
<

NOTE 9. OBLIGATIONS UNDER LEASES

     Total rental expense included in operations for operating leases for the fiscal years ended October 31, 1999, 1998 and 1997, amounted to $50.1 million, $30.6 million and $14.9 million, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2013.

                       URS CORPORATION AND SUBSIDIARIES

   Obligations under non-cancelable lease agreements are as follows:

                                                       Capital     Operating
                                                        Leases      Leases
                                                       --------     --------
                                                          (In thousands)

   2000 .............................................  $ 6,039      $ 52,930
   2001 .............................................    5,905        46,483
   2002 .............................................    4,476        35,365
   2003 .............................................    3,148        26,282
   2004 .............................................    1,448        18,464
   Thereafter .......................................      552        42,774
                                                       -------      --------
   Total minimum lease payments .....................   21,568      $222,298
                                                                    ========
   Less: amounts representing interest   ............    3,139
                                                       -------
   Present value of net minimum lease payments ......  $18,429
                                                       =======


NOTE 10. SEGMENT AND RELATED INFORMATION

     In fiscal 1999, we adopted SFAS No. 131. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

     Management has organized the Company by geographic divisions. The geographic divisions are Domestic and International. The Domestic division comprises all offices located in North America. The International division is comprised of all offices in Europe and Asia/Pacific (Australia, Indonesia, Singapore, New Zealand and the Philippines).

     Accounting policies for each of the reportable segments are the same as those described in Note 1, Accounting Policies. The Company provides services throughout the world. Services to other countries may be performed within the United States, generally revenues are classified within the geographic area where the services were performed.

     The   following   table  shows  summarized  financial  information  on  the
Company's reportable segments. Included in the "Other" column are corporate related items and the elimination of inter-segment sales which are not significant.

     As of and for the year ended October 31, 1999:
                                         Domestic     International       Other         Total
                                        ----------   ---------------   ------------   ----------
        Revenue   ..................... $1,270,517       $154,211      $  (6,206)     $1,418,522
        Segment operating income ...... $  101,293       $    778      $  (1,201)     $  100,870
        Total accounts receivable   ... $  389,488       $ 66,169      $  (1,697)     $  453,960
        Total assets    ............... $2,142,028       $130,779      $(834,120)     $1,437,487

     As of and for the year ended October 31, 1998:

                                         Domestic     International       Other         Total
                                        ----------   ---------------   ------------   ----------

         Revenue  ..................... $  752,196        $55,467      $  (1,717)     $ 805,946
         Segment operating income   ... $   48,269        $ 1,972      $      --      $  50,241
         Total accounts receivable  ... $  150,190        $11,552      $      --      $ 161,742
         Total assets   ............... $  565,910        $32,117      $(146,323)     $ 451,704

                       URS CORPORATION AND SUBSIDIARIES

   As of and for the year ended October 31, 1997:




                                          Domestic     International     Other      Total
                                          ----------   ---------------   -------   ----------
        Revenue  ........................ $406,451          $ --         $ --      $406,451
        Segment operating income   ...... $ 24,007          $ --         $ --      $ 24,007
        Total accounts receivable  ...... $ 80,251          $ --         $ --      $ 80,251
        Total assets   .................. $210,091          $ --         $ --      $210,091

     The   Company's   reportable  segments  are  measured  based  upon  segment
operating income.

     The   next   table   provides  a  reconciliation  of  operating  income  to
consolidated income before income taxes.


                                                        October 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------     -------     -------
         Segment operating income   ......   $100,870     $50,241     $24,007
         Interest expense, net   .........     34,589       8,774       4,802
                                             --------     -------     -------
         Income before taxes  ............   $ 66,281     $41,467     $19,205
                                             ========     =======     =======

     The  Company  provides  services  to  local,  state  and Federal government agencies,  private  businesses  and  internationally.  For the three years ended
October 31, 1999, our revenues were attributed to the following categories:
                                                             October 31,
                               ------------------------------------------------------------------------
                                        1999                     1998                     1997
                               -----------------------   ---------------------   ----------------------
                                                        (Dollars in thousands)
Domestic:
   Local and state agencies     $  480,922       34%      $346,072       43%      $255,423        63%
   Federal agencies  .........     235,039       17        116,340       14         67,042        17
   Private businesses   ......     558,314       39        288,067       36         83,986        20
International  ...............     144,247       10         55,467        7             --        --
                                ----------      ---       --------      ---       --------       ---
   Total    ..................  $1,418,522      100%      $805,946      100%      $406,451       100%
                                ==========      ===       ========      ===       ========       ===

NOTE 11. COMMITMENTS AND CONTINGENCIES

     Currently, the Company has limits of $100 million per loss and $100 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor's pollution liability insurance. Excess limits provided for these coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, it will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain these policies, but there can be no assurance that the Company can maintain existing coverages or that claims will not exceed the available amount of insurance.

     Various legal proceedings are pending against the Company or its subsidiaries alleging among other things breaches of contract or negligence in connection with the performance of professional services. In some actions punitive or treble damages are sought which substantially exceed the Company's insurance coverage. The Company's management does not believe that any of such proceedings will have a material adverse effect on the consolidated financial position and operations of the Company.

NOTE 12. PREFERRED STOCK

     In June 1999, the Company issued 46,082.95 shares of its Series A Preferred Stock and 450,000 shares of its Series C Preferred Stock to RCBA Strategic Partners for an aggregate consideration of $100

                       URS CORPORATION AND SUBSIDIARIES
million. The proceeds of this issuance were used in connection with the D-M acquisition. The Company paid a transaction fee of $1.5 million to RCBA Strategic Partners in connection with this placement. In October 1999, the Company issued 46,083 shares of its Series B Exchangeable Convertible Preferred Stock ("Series B Stock") to RCBA Strategic Partners in exchange for the shares of Series A and Series C Preferred Stock.

     The Company has authorized for issuance 3,000,000 shares of Preferred Stock with a $1.00 par value. Of these 3,000,000 shares, 150,000 shares have been designated Series B Stock. At October 31, 1999, the Company had 47,618 shares of Series B Stock outstanding. The Series B Stock has a liquidation preference equal to its original purchase price plus certain formulaic adjustments calculated at the time of liquidation. The Series B Stock is senior to the Common Stock and has voting rights equal to that number of shares of Common Stock into which it can be converted. Cumulative dividends are payable in-kind in additional shares of Series B Stock each calendar quarter at a dividend rate of 8%. Each share of the Series B Stock may be converted into shares of Common Stock at the option of the holder at any time (approximately 4,600,000 shares in the aggregate as of October 31, 1999). In addition, the Company will have the right, on or after June 2002, to convert all, but not less than all, of the outstanding shares of Series B Stock into Common Stock if the price of the Company's Common Stock on the relevant exchange reaches certain levels for certain minimum periods of time. In June 2011, the Company is obligated to redeem any outstanding shares of Series B Stock for cash. If the Company fails to repurchase all of the outstanding shares of Series B Stock, the dividend rate will increase to 12% and three months after that the rate will increase to 15%.


NOTE 13. STOCKHOLDERS' EQUITY

     Declaration of dividends, except Preferred Stock dividends, is restricted by the senior collateralized credit facility with the Bank and the indentures governing the 8 5/8% Debentures and the Notes. Further, declaration of dividends may be precluded by existing Delaware law.

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

     On October 12, 1999, the stockholders approved the 1999 Equity Incentive Plan ("1999 Plan"). An aggregate of 1,500,000 shares of Common Stock initially have been reserved for issuance under the 1999 Plan. As of October 31, 1999, the Company has not issued any restricted shares under the 1999 Plan.

     On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan ("1991 Plan"). The 1991 Plan provides for the grant not to exceed 3,310,000 Restricted Shares, Stock Units and Options. As of October 31, 1999, the Company had issued 206,200 shares of Restricted Stock under the 1991 Plan.

     Stock options expire in ten years from the date granted and vest over service periods that range from three to five years.

     Under the Employee Stock Purchase Plan ("ESP Plan") implemented in September 1985, employees may purchase shares of Common Stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of Common Stock shall be the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 282,505 shares under the ESP Plan in fiscal 1999 and 209,482 shares in fiscal 1998.

                       URS CORPORATION AND SUBSIDIARIES

     The  Company  applies  APB  Opinion No. 25, "Accounting for Stock Issued to
Employees,"  and  related  interpretations  in  accounting for its 1991 Plan and
1999  Plan.  Accordingly,  no compensation cost has been recognized for its 1991 and  1999  Plans.  Had  compensation  cost  for  the  Company's  1991  Plan been determined  consistent with Statement of Financial Accounting Standards No. 123,
"Accounting   for  Stock-Based  Compensation,"  the  Company's  net  income  and earnings  per  share  would  have been reduced to the proforma amounts indicated
below:

                                                     Years Ended October 31,
                                                --------------------------------
                                                  1999        1998        1997
                                                ---------  ---------   ---------
                                              (In thousands, except per share data)
Net income available for common stockholders:
As reported.   ..............................    $ 33,248    $22,667     $11,505
Proforma ....................................    $ 32,367    $22,343     $11,237
Basic earnings per share:
As reported .................................    $   2.14    $  1.51     $  1.15
Proforma ....................................    $   2.09    $  1.49     $  1.04
Dilutive earnings per share:
As reported .................................    $   1.98    $  1.43     $  1.08
Proforma    .................................    $   1.93    $  1.41     $  1.04

     A  summary  of  the status of the stock options granted under the Company's
1991  Plan  for  the  years ended October 31, 1999, 1998, and 1997, is presented below:
                                              1999                       1998                        1997
                                    -------------------------  -------------------------  --------------------------
                                                   Weighted-                  Weighted-                   Weighted-
                                                   Average                    Average                     Average
                                                   Exercise                   Exercise                    Exercise
                                      Shares        Price        Shares        Price         Shares        Price
                                    ------------  -----------  ------------  -----------  -------------  -----------
Outstanding at beginning of year     2,031,094      $1.12      1,508,280       $ 7.70      1,382,434       $ 6.64
Granted.   ........................    835,500      $6.81        644,500       $14.63        280,000       $10.63
Exercised  ........................   (350,099)     $6.67        (98,356)      $ 7.07       (138,287)      $ 7.52
Forfeited  ........................   (121,786)     $5.22        (23,330)      $14.40        (15,867)      $ 7.68
                                     ---------                 ---------                  ----------
Outstanding at end of year   ......  2,394,709      $1.97      2,031,094       $11.12     $1,508,280       $ 7.70
                                     =========                 =========                  ==========
Options exercisable at year-end ...  1,133,788      $7.72      1,154,388       $ 6.96      1,064,683       $ 6.50
Weighted-average fair value of
 options granted during the year                     6.53                        3.55                        3.30

                                         URS CORPORATION AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(Continued)

     The following table summarizes  information  about stock options  outstanding at October 31, 1999, under the
1991 and 1999 Plans:

                                Outstanding                                              Exercisable
---------------------------------------------------------------------------   ----------------------------------
                                     Weighted-Average
   Range of            Number           Remaining         Weighted-Average       Number        Weighted-Average
Exercise Prices      Outstanding     Contractual Life      Exercise Price      Exercisable      Exercise Price
-----------------   -------------   ------------------   ------------------   -------------   ------------------
$ 2.85 - $ 5.70         251,000           1.3                  $ 3.19             251,000           $ 3.19
$ 5.70 - $ 8.55         534,800           4.2                  $ 6.85             533,800           $ 6.05
$ 8.55 - $11.40         269,758           6.5                  $10.33             185,471           $10.25
$11.40 - $14.25          50,000           8.0                  $13.98              20,001           $13.92
$14.25 - $17.10       1,205,151           9.0                  $15.35             143,516           $14.72
$19.96 - $22.80          24,000           9.3                  $21.91                 --            $  --
$25.65 - $28.50          60,000           8.1                  $28.08                 --            $  --
                      ---------                                                 ---------
                      2,394,709                                                 1,133,788
                      =========                                                 =========

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:


                                    1999            1998            1997
                                 -------------   -------------   -------------

Risk-free interest rates  ...... 4.70%-5.97%     4.43%-5.79%     5.81%-6.53%
Expected life ..................   4 years         4 years         4 years
Volatility .....................   41.06%          28.30%          24.73%
Expected dividends  ............    None            None            None


NOTE 14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the period for:

                                                Years Ended October 31,
                                            --------------------------------
                                              1999        1998        1997
                                            ---------   ---------   --------
                                                     (In thousands)

Interest   ...............................   $24,903     $ 7,857      $5,181
Income taxes  ............................   $22,562     $18,398      $8,780

     In February 1997, BLUM exercised certain warrants. The exercise price of these warrants was paid by a combination of $2.0 million of cash and the cancellation of $3.0 million of debt drawn under the Company's line of credit with certain BLUM entities.

     The Company's operating cash flow and working capital requirements have grown substantially due to its acquisition growth strategy. The Company intends to satisfy its working capital needs primarily through internal cash generation. As a professional services organization, the Company is not capital intensive. Capital expenditures, historically, have been for computer-aided design and general purpose computer equipment to accommodate its growth. Capital expenditures during fiscal years 1999, 1998 and 1997 were $20.2 million, $12.2 million and $5.1 million, respectively. The Company expects to continue to have capital outlays consistent with the resulting relative growth of the Company.


NOTE 15. EMPLOYEE RETIREMENT PLANS

     The Company has defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans cover all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. The Company made contributions in the amounts of $7.7 million, $4.9 million and $2.0 million to the plans in fiscal 1999, 1998 and 1997, respectively.

                       URS CORPORATION AND SUBSIDIARIES

     In July 1999, the Company entered into a Supplemental Executive Retirement Agreement (the "Agreement") with Martin M. Koffel, the Company's Chief Executive Officer (the "Executive"). The Executive will be eligible to receive a benefit under this agreement following his termination of employment with the Company (the "Benefit"). The Benefit shall be an annual amount, payable for the life of the Executive with a guarantee of payments for at least ten years. The Benefit is equal to a percentage of the Executive's final average compensation, reduced by the annual social security benefit to which the Executive is entitled based on his age at the termination of employment. The Benefits payable under this Agreement shall be "unfunded," as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6)of ERISA. For the year ended October 31, 1999, the Company expensed $669,000 for this Agreement.

     Due to the acquisition of D-M, certain of the Company's foreign subsidiaries have trusteed retirement plans covering substantially all of their employees. These pension plans are not required to report to government agencies pursuant to ERISA and do not otherwise determine the actuarial value of accumulated benefits or net assets available for benefits. The aggregate pension expense for these plans for the fiscal year ending October 31, 1999 was $963,000.

     The Company, upon acquiring D-M, assumed certain of Radian International LLC defined benefit pension plans ("Radian pension plans"), and several post-retirement benefit plans. These plans cover a select group of Radian employees and former employees who will continue to be eligible to participate in the plans.

     The Radian pension plans include a Supplemental Executive Retirement Plan ("SERP") and Salary Continuation Agreement ("SCA") which are intended to supplement retirement benefits provided by other benefit plans upon the participant's meeting minimum age and years of service requirements. The plans are unfunded. However, at October 31, 1999, the Company had designated and deposited $7.2 million in a trust account for the SERP. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum age and years of service requirements. This plan is also unfunded.

     Management's estimate of accumulated benefits for the Radian SERP and SCA as of October 31, 1999, were as follows:

     Actuarial present value of accumulated benefits:

                           (In thousands)

         Vested   .............................................     $10,674
         Non-vested  ..........................................         868
                                                                    -------
         Total ................................................     $11,542
                                                                    =======

     The weighted-average discount rate used for the period was 7.0%.


         Change in benefit obligation:
          Benefit obligation June 1999, D-M acquisition  ......     $11,196
          Service cost  .......................................          28
          Interest cost .......................................         326
          Amortization of unrecognized service cost   .........         --
                                                                    -------
          Net period cost .....................................         354
                                                                    -------
          Actuarial loss   ....................................         --
          Benefit payments ....................................          (8)
                                                                    -------
          Benefit obligation at October 31, 1999   ............     $11,542
                                                                    =======

                       URS CORPORATION AND SUBSIDIARIES

         The funded status of the plans at October 31, 1999:
          Projected benefit obligation .............................    $11,542
          Plan assets available for benefits .......................        --
                                                                        -------
          Deficiency of assets over projected benefit obligations ..     11,542
          Unrecognized actuarial loss  .............................        --
          Unrecognized prior service costs   .......................        --
                                                                        -------
          Accrued pension liability ................................    $11,542
                                                                        =======

     Management's estimate of the funded status of the Radian post-retirement program at October 31, 1999, is as follows:

         Accumulated post-retirement benefit obligation ("APBO"):
          Retirees  ....................................................    $204
          Active plan participants, fully eligible   ...................     139
          Active plan participants, not yet fully eligible .............     558
                                                                           -----
         Total APBO ....................................................     901
         Unrecognized net loss from past experience different from that
          assumed and from changes in assumptions ......................     --
                                                                           -----
         Accrued post-retirement benefits   ............................    $901
                                                                           =====

     The weighted-average discount rate used in determining the APBO was 6.75%.

NOTE 16. VALUATION AND ALLOWANCE ACCOUNTS

                                                                   Additions
                                                                  Charged to     Deductions
                                                    Beginning      Costs and        from        Ending
                                                     Balance       Expenses       Reserves     Balance
                                                    -----------   ------------   -----------   ---------
                                                                       (In thousands)
October 31, 1999
   Allowances for losses and doubtful accounts  ...   $ 14,102      $ 40,772       $14,263      $40,611
October 31, 1998
   Allowances for losses and doubtful accounts  ...   $  3,326      $ 11,721       $   945      $14,102
October 31, 1997
   Allowances for losses and doubtful accounts  ...   $  4,866      $    995       $ 2,535      $ 3,326

     The allowances for losses and doubtful accounts increased significantly in fiscal 1999 and 1998 due to the acquisitions of D-M and W-C.

                       URS CORPORATION AND SUBSIDIARIES

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     Selected quarterly financial data for fiscal 1999 and 1998 is summarized as follows:

                                                                Fiscal 1999 Quarters Ended
                                                      -----------------------------------------------
                                                      Jan. 31      Apr. 30      July 31      Oct. 31
                                                      --------     --------     --------     --------
                                                           (In thousands, except per share data)
Revenues  ..........................................  $199,057     $222,219     $428,482     $568,764
Operating income   .................................  $ 11,992     $ 15,189     $ 29,565     $ 44,124
Net income available for common stockholders  ......  $  5,672     $  6,995     $  9,051     $ 11,530
Income per share:
   Basic  ..........................................  $    .37     $    .46     $    .58     $    .73
                                                      ========     ========     ========     ========
   Diluted   .......................................  $    .35     $    .42     $    .53     $    .68
                                                      ========     ========     ========     ========
Weighted-average number of shares ..................    16,371       16,532       19,578       21,513

                                                                Fiscal 1998 Quarters Ended
                                                      -----------------------------------------------
                                                      Jan. 31      Apr. 30      July 31      Oct. 31
                                                      --------     --------     --------     --------
                                                           (In thousands, except per share data)

Revenues  ..........................................  $186,156     $195,182     $207,484     $217,124
Operating income   .................................  $  9,578     $ 11,416     $ 14,271     $ 14,976
Net income available for common stockholders  ......  $  4,169     $  4,943     $  6,389     $  7,166
Income per share:
   Basic  ..........................................  $    .28     $    .33     $    .43     $    .47
                                                      ========     ========     ========     ========
   Diluted   .......................................  $    .27     $    .31     $    .40     $    .45
                                                      ========     ========     ========     ========
Weighted-average number of shares ..................    15,632       15,723       15,970       15,961

     Operating income represents income from operations before interest income and expense.


NOTE 18. SUPPLEMENTAL GUARANTOR INFORMATION

     In June 1999, the Company completed a private placement of $200 million principal amount of its Senior Subordinated Notes due 2009, which Notes were exchanged in August 1999 for 12 1/4% Senior Subordinated Notes due 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in large part by distributions to or advances from its subsidiaries. Under certain circumstances, contractural and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

    The following information sets forth the condensed consolidating balance sheet of the Company as of October 31, 1999 and 1998, and the condensed consolidating statements of operations and cash flows for the years ended October 31, 1999 and 1998. As of and for the year ended October 31, 1997, the Company did not have material foreign operations; therefore, the subsidiary guarantor information would not be relevant and no consolidating financial statements as of and for the year then ended have been presented. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                                     URS CORPORATION
                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                     (In thousands)
                                                                         October 31, 1999
                                           ----------------------------------------------------------------------------
                                                                         Subsidiary
                                                          Subsidiary        Non-
                                             Parent       Guarantors     Guarantors     Eliminations     Consolidated
                                           ------------   ------------   ------------   --------------   --------------
 ASSETS
 Current assets:
  Cash   ................................. $   6,722       $   17,028     $ 21,937       $      --         $   45,687
  Accounts receivable, net    ............       --           389,488       66,169           (1,697)          453,960
  Costs and accrued earnings in
   excess of billings on contracts in
   process, net   ........................   (15,000)         202,671       24,649             (319)          212,001
  Deferred income taxes    ...............       --             8,681        1,324              --             10,005
  Prepaid expenses and other assets  .....     4,640           18,624          847              --             24,111
                                           ---------       ----------     --------       ----------        ----------
   Total current assets    ...............    (3,638)         636,492      114,926           (2,016)          745,764
 Property and equipment, net  ............       445           81,526       11,194              --             93,165
 Goodwill, net    ........................   233,081          322,363        3,633          (29,380)          529,697
 Investment in unconsolidated
  subsidiaries    ........................   252,025          554,834        3,231         (810,090)              --
 Accounts receivable, intercompany  ......       --             5,460       (4,207)          (1,253)              --
 Other assets  ...........................    12,025           46,215        2,002            8,619            68,861
                                           ---------       ----------     --------       ----------        ----------
   Total assets   ........................ $ 493,938       $1,646,890     $130,779       $ (834,120)       $1,437,487
                                           =========       ==========     ========       ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Long-term debt, current portion   ...... $  17,625       $   11,733     $    --        $  (11,733)       $   17,625
  Notes payable   ........................       767              119       16,154              --             17,040
  Obligations under capital leases  ......       --             4,662           96              --              4,758
  Trade payables  ........................    27,381           95,277       13,686           (6,299)          130,045
  Intercompany payable  ..................  (471,007)         452,321       54,447          (35,761)              --
  Billings in excess of costs and
   accrued earnings on contracts in
   process  ..............................       --            70,369        4,280           (4,336)           70,313
  Accruals  ..............................       --            68,613       28,185           50,098           146,896
                                           ---------       ----------     --------       ----------        ----------
   Total current liabilities  ............  (425,234)         703,094      116,848           (8,031)          386,677
 Long-term debt   ........................   635,016              168          102              --            635,286
 Obligations under capital leases   ......       --            13,372          299              --             13,671
 Other   .................................    72,041           75,400          694          (56,784)           91,351
                                           ---------       ----------     --------       ----------        ----------
   Total liabilities    ..................   281,823          792,034      117,943          (64,815)        1,126,985
 Total stockholders' equity   ............   212,115          854,856       12,836         (769,305)          310,502
                                           ---------       ----------     --------       ----------        ----------
   Total liabilities and stockholders'
     equity    ........................... $ 493,938       $1,646,890     $130,779       $ (834,120)       $1,437,487
                                           =========       ==========     ========       ==========        ==========

                                                URS CORPORATION
                                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                (In thousands)

                                                          Year Ended October 31, 1999
                                    ------------------------------------------------------------------------
                                                                 Subsidiary
                                                   Subsidiary      Non-
                                      Parent       Guarantors    Guarantors    Eliminations    Consolidated
                                    ------------  ------------  ------------  --------------  --------------
Revenues   ........................  $     --      $1,270,517    $154,211       $ (6,206)       $1,418,522
                                     ---------     -----------   --------       --------        ----------
Expenses:
 Direct operating   ...............        --         765,527      93,607         (4,614)          854,520
 Indirect, general and
   administrative   ...............     14,541        389,156      59,826           (391)          463,132
 Interest expense, net ............     34,069            --          520            --             34,589
                                     ---------     -----------   --------       --------        ----------
                                        48,610      1,154,683     153,953         (5,005)        1,352,241
                                     ---------     -----------   --------       --------        ----------
Income (loss) before taxes   ......    (48,610)       115,834         258         (1,201)           66,281
Income tax expense  ...............     29,130            --          562              8            29,700
                                     ---------     -----------   --------       --------        ----------
Net income    .....................    (77,740)       115,834        (304)        (1,209)           36,581
Preferred stock dividend  .........      3,333            --          --             --              3,333
                                     ---------     -----------   --------       --------        ----------
Net income (loss) available for
 common stockholders   ............    (81,073)       115,834        (304)        (1,209)           33,248
Other comprehensive income, net of
 tax:
 Foreign currency translation
   adjustments   ..................        --             --          197            --                197
                                     ---------     -----------   --------       --------        ----------
Comprehensive income (loss)  ......  $ (81,073)    $  115,834    $   (107)      $ (1,209)       $   33,445
                                     =========     ===========   ========       ========        ==========


                                                     URS CORPORATION
                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                     (In thousands)

                                                                      Year Ended October 31, 1999
                                               -------------------------------------------------------------------------
                                                                             Subsidiary
                                                               Subsidiary      Non-
                                                  Parent       Guarantors    Guarantors    Eliminations    Consolidated
                                               -------------  ------------  ------------  --------------  --------------
Cash flows from operating activities:
 Net income (loss)    ........................  $  (77,740)   $ 115,834      $    (304)   $   (1,209)      $   36,581
                                                ----------    ---------      ---------    ----------       ----------
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
 Depreciation and amortization    ............       8,662       23,162          1,940           --            33,764
 Allowance for doubtful accounts and
   losses    .................................         --          (231)           (51)             (3)          (285)
 Stock compensation   ........................       1,726          --             --            --             1,726
Changes in current assets and liabilities:
 Accounts receivable and costs and
   accrued earnings in excess of billings
   on contracts in process  ..................         --      (221,410)       (30,211)      165,355          (86,266)
 Prepaid expenses and other assets   .........      (3,376)      (6,768)         1,236         7,171           (1,737)
 Accounts payable, accrued salaries and
   wages and accrued expenses  ...............      63,181      120,758         38,084      (237,238)         (15,215)
 Billings in excess of costs and accrued
   earnings on contracts in process  .........         --        35,931          3,263        (5,887)          33,307
 Deferrals and other, net   ..................     (10,033)     (30,015)        (1,875)       48,801            6,878
                                                ----------    ---------      ---------    ----------       ----------
   Total adjustments  ........................      60,160      (78,573)        12,386       (21,801)         (27,828)
                                                ----------    ---------      ---------    ----------       ----------
 Net cash provided (used) by operating
   activities   ..............................     (17,580)      37,261         12,082       (23,010)           8,753
                                                ----------    ---------      ---------    ----------       ----------
Cash flows from investing activities:
 Payment for business acquisition,
   net of cash acquired  .....................    (316,167)         --             --            --          (316,167)
 Capital expenditures    .....................         (41)     (39,770)        (3,447)       23,010          (20,248)
                                                ----------    ---------      ---------    ----------       ----------
 Net cash (used) by investing activities   .      (316,208)     (39,770)        (3,447)       23,010         (336,415)
                                                ----------    ---------      ---------    ----------       ----------
Cash flows from financing activities:
 Payments on merger fees .....................     (18,738)         --             --            --           (18,738)
 Proceeds from issuance of debt   ............     817,162       24,335         13,242           --           854,739
 Principal payments on long-term debt   ......    (578,904)     (11,336)        (2,982)          --          (593,222)
 Proceeds from sale of common shares .........       4,775          --             --            --             4,775
 Proceeds from exercise of stock
   options   .................................       2,363          --             --            --             2,363
 Proceeds from issuance of preferred
   stock  ....................................     100,000          --             --            --           100,000
 Payments on financing fees    ...............     (11,597)         --             --            --           (11,597)
 Payments on financing fees related to
   issuance of preferred stock ...............      (1,500)         --             --            --            (1,500)
                                                ----------    ---------      ---------    ----------       ----------
 Net cash provided by financing
   activities   ..............................     313,561       12,999         10,260           --           336,820
                                                ----------    ---------      ---------    ----------       ----------
Net increase (decrease) in cash   ............     (20,227)      10,490         18,895           --             9,158
Cash at beginning of year   ..................      26,949        6,538          3,042           --            36,529
                                                ----------    ---------      ---------    ----------       ----------
Cash at end of year   ........................  $    6,722    $  17,028      $  21,937    $      --        $   45,687
                                                ==========    =========      =========    ==========       ==========

                                                     URS CORPORATION
                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                     (In thousands)
                                                                               October 31, 1998
                                                  --------------------------------------------------------------------------
                                                                              Subsidiary
                                                               Subsidiary        Non-
                                                   Parent      Guarantors     Guarantors     Eliminations     Consolidated
                                                  ----------   ------------   ------------   --------------   --------------
ASSETS
Current assets:
 Cash  ..........................................  $ 26,949      $  6,538      $  3,042      $      --           $ 36,529
 Accounts receivable, net   .....................       --        150,190        11,552             --            161,742
 Costs and accrued earnings in excess of
   billings on contracts in process, net   ......       --         73,557         4,324             --             77,881
 Prepaid expenses and other assets   ............     1,264         8,538           231             --             10,033
                                                   --------      --------      --------      ----------          --------
   Total current assets  ........................    28,213       238,823        19,149             --            286,185
Property and equipment, net    ..................       404        26,084         3,041             (12)           29,517
Goodwill, net   .................................    89,100        40,648           (12)             12           129,748
Investment in unconsolidated subsidiaries  ......   101,251           --            --         (101,251)              --
Accounts receivable, intercompany    ............    16,396        18,864         9,812         (45,072)              --
Other assets    .................................     1,692         4,435           127             --              6,254
                                                   --------      --------      --------      ----------          --------
   Total assets    ..............................  $237,056      $328,854      $ 32,117      $ (146,323)         $451,704
                                                   ========      ========      ========      ==========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt, current portion  ...............  $ 17,101      $    331      $    920      $       (9)         $ 18,343
 Trade payables    ..............................       911        34,695         1,630             --             37,236
 Intercompany payable    ........................       --         23,941        26,713         (50,654)              --
 Billings in excess of costs and accrued
   earnings on contracts in process  ............       --         34,438         1,017             --             35,455
 Accruals    ....................................     9,975        49,356         4,851             --             64,182
                                                   --------      --------      --------      ----------          --------
   Total current liabilities   ..................    27,987       142,761        35,131         (50,663)          155,216
Obligations under capital leases  ...............       --          7,033             1             --              7,034
Long-term debt  .................................    87,923           --            --              --             87,923
Other  ..........................................     4,786        30,091           294             --             35,171
                                                   --------      --------      --------      ----------          --------
   Total liabilities  ...........................   120,696       179,885        35,426         (50,663)          285,344
Total stockholders' equity (deficit)    .........   116,360       148,969        (3,309)        (95,660)          166,360
                                                   --------      --------      --------      ----------          --------
   Total liabilities and stockholders'
    equity   ....................................  $237,056      $328,854      $ 32,117      $ (146,323)         $451,704
                                                   ========      ========      ========      ==========          ========

                                                     URS CORPORATION
                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                     (In thousands)

                                                                Year Ended October 31, 1998
                                          ------------------------------------------------------------------------
                                                                       Subsidiary
                                                         Subsidiary      Non-
                                            Parent       Guarantors    Guarantors    Eliminations    Consolidated
                                          ------------  ------------  ------------  --------------  --------------
Revenues   ..............................  $     --       $752,196      $55,467       $ (1,717)        $805,946
                                           --------       --------      -------       --------         --------
Expenses:
 Direct operating   .....................        --        446,963       33,394         (1,717)         478,640
 Indirect, general and administrative          7,137       249,827       20,101            --           277,065
 Interest expense, net    ...............      8,274           --           500            --             8,774
                                           --------       --------      -------       --------         --------
                                              15,411       696,790       53,995         (1,717)         764,479
                                           --------       --------      -------       --------         --------
Income (loss) before taxes   ............    (15,411)       55,406        1,472            --            41,467
Income tax expense  .....................     18,447           --           353            --            18,800
                                           --------       --------      -------       --------         --------
Net income (loss)   .....................  $ (33,858)     $ 55,406      $ 1,119       $    --          $ 22,667
                                           =========      ========      =======       ========         ========


                                                     URS CORPORATION
                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                     (In thousands)

                                                                Year Ended October 31, 1998
                                         -------------------------------------------------------------------------
                                                                       Subsidiary
                                                         Subsidiary      Non-
                                            Parent       Guarantors    Guarantors    Eliminations    Consolidated
                                         -------------  ------------  ------------  --------------  --------------
Cash flows from operating activities:
 Net income (loss)    ..................  $ (33,858)     $  55,406     $  1,119       $    --         $  22,667
                                          ---------      ---------     --------       --------        ---------
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
 Depreciation and amortization    ......      6,606         11,041          909            --            18,556
 Allowance for doubtful accounts
   and losses   ........................        --          (2,259)         (92)           --            (2,351)
Changes in current assets and
 liabilities:
 Accounts receivable and costs and
   accrued earnings in excess of
   billings on contracts in process  ...        --         (16,528)      (1,314)         4,881          (12,961)
 Prepaid expenses and other assets   .        4,043         (4,597)         600            (71)             (25)
 Accounts payable, accrued salaries
   and wages and accrued expenses             1,117          8,625         (362)        (7,194)           2,186
 Billings in excess of costs and
   accrued earnings on contracts in
   process   ...........................        --            (994)       1,017            --                23
 Deferred income taxes and other,
   net    ..............................      9,272            --           133          3,290           12,695
                                          ---------      ---------     --------       --------        ---------
   Total adjustments  ..................     21,038         (4,712)         891            906           18,123
                                          ---------      ---------     --------       --------        ---------
 Net cash provided (used) by
   operating activities  ...............    (12,820)        50,694        2,010            906           40,790
                                          ---------      ---------     --------       --------        ---------
Cash flows from investing activities:
 Payment for business acquisition,
   net of cash acquired  ...............    (36,937)           --           --             --           (36,937)
 Capital expenditures    ...............       (180)       (11,516)        (505)           --           (12,201)
                                          ---------      ---------     --------       --------        ---------
 Net cash (used) by investing
   activities   ........................    (37,117)       (11,516)        (505)           --           (49,138)
                                          ---------      ---------     --------       --------        ---------
Cash flows from financing activities:
 Payments of merger fees ...............     (4,705)           --           --             --            (4,705)
 Proceeds from issuance of debt   ......    110,000            --           920           (920)         110,000
 Principal payments on long-term
   debt   ..............................    (83,149)           --           (22)            14          (83,157)
 Proceeds from sale of common
   shares    ...........................      2,622            --           --             --             2,622
 Proceeds from exercise of stock
   options   ...........................      1,983            --           --             --             1,983
 Payment on financing fees  ............     (4,000)           --           --             --            (4,000)
                                          ---------      ---------     --------       --------        ---------
 Net cash provided by financing
   activities   ........................     22,751            --           898           (906)          22,743
                                          ---------      ---------     --------       --------        ---------
Net increase (decrease) in cash   ......    (27,186)        39,178        2,403            --            14,395
Cash at beginning of year   ............     54,135        (32,640)         639            --            22,134
                                          ---------      ---------     --------       --------        ---------
Cash at end of year   ..................  $  26,949      $   6,538     $  3,042       $    --         $  36,529
                                          =========      =========     ========       ========        =========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

   None.


                                    PART III


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Incorporated   by   reference  from  the  information  under  the  captions
"Election of Directors" and "Compliance with Section 16(a) of Securities Exchange Act" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 21, 2000 and from Item 4A--"Executive Officers of the Registrant" in Part I.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated   by   reference   from  the  information  under  the  caption
"Executive Compensation" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 21, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 21, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from Item 8, Consolidated Financial Statements and Supplementary Data, Note 8, Notes Payable and Long-Term Debt and Note 7, Related Party Transactions.

                                    PART IV


ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Accountants

Consolidated Balance Sheets October 31, 1999 and October 31, 1998

Consolidated Statements of Operations For the years ended October 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity For the years ended October 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows For the years ended October 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

2.1     Agreement and Plan of Merger,  dated May 5, 1999,  by and among  Dames &
           Moore Group, URS Corporation and Demeter Acquisition Corporation, filed as Exhibit 2.1 to our Current Report on Form 8-K, dated May 7, 1999, and incorporated herein by reference.

3(i)    Certificate of Incorporation of URS Corporation, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1991 (the "1991 Form 10-K"), and incorporated herein by reference.

3(ii)   Bylaws of URS  Corporation,  filed as Exhibit 3(ii) to the Form 10-Q for
           the  quarter  ended  July  31,  1999,  and  incorporated   herein  by
           reference.

4.1     Indenture,  dated as of February 15, 1987,  between URS  Corporation and
           First Interstate Bank of California, Trustee, relating to $57.5 million of our 6 1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to our Registration Statement on Form S-2 (Commission File No. 33-11668), and incorporated herein by reference.

4.2     Amendment   Number  1  to  Indenture   governing   6 1/2%    Convertible
           Subordinated Debentures due 2012, dated February 21, 1990, between URS Corporation and First Interstate Bank of California, Trustee, filed as Exhibit 4.9 to our Registration Statement on Form S-1
           (Commission File No. 33-56296) (the "1990 Form S-1"), and incorporated herein by reference.

4.3     Indenture,  dated as of March 16,  1989,  between  URS  Corporation  and
           MTrust Corp., National Association, Trustee relating to our 8 5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to our Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189), and incorporated herein by reference.

4.4     Amendment Number 1 to  Indenture  governing  8 5/8% Senior  Subordinated
           Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1 and incorporated herein by reference.

4.5     Amendment Number 2 to Indenture  governing  8 5/8%  Senior  Subordinated
           Debentures due 2004, dated February 21, 1990, between URS Corporation and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1 and incorporated herein by reference.

 4.6 Credit Agreement, dated as of June 9, 1999, by and among URS Corporation, the lenders named therein, Wells Fargo Bank, N.A., as Co-Lead Arranger and Administrative Agent, and Morgan Stanley Senior Funding, Inc. as Co-Lead Arranger and Syndication Agent, filed as
           Exhibit 2.2 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

 4.7 Note Purchase Agreement, dated as of June 9, 1999, by and between Morgan Stanley Senior Funding, Inc. and URS Corporation, filed as Exhibit
           2.3 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

 4.8 Securities Purchase Agreement, dated as of May 5, 1999, by and between RCBA Strategic Partners, L.P. and URS Corporation, filed as Exhibit
           2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

 4.9 Indenture, dated as of June 23, 1999, by and among Firststar Bank of Minnesota, N.A., URS Corporation and Subsidiary Guarantors defined therein relating to our 12 1/4% Senior Subordinated Notes due 2009, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

 4.10 Registration Rights Agreement, dated June 23, 1999 by and among Morgan Stanley & Co. Incorporated, URS Corporation and the Guarantors listed therein, filed as Exhibit 2.6 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

 4.11 Placement Agreement, dated June 18, 1999, by and among Morgan Stanley & Co. Incorporated, URS Corporation and the Guarantors named therein, filed as Exhibit 2.7 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

 4.12 Form of URS Corporation 12 1/4% Senior Subordinated Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

 4.13 Form of URS Corporation 12 1/4% Senior Subordinated Exchange Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

 4.14 Certificate of Designation of Series A Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit
           2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

 4.15 Certificate of Designation of Series B Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit
           2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

 4.16 Certificate of Designation of Series C Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit
           2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

10.1    1991 Stock  Incentive  Plan of URS  Corporation,  as  amended  effective
           December 17, 1996, filed as Appendix A to our definitive proxy statement for the 1997 Annual Meeting of Stockholders, filed with the SEC on February 13, 1997, and incorporated herein by reference.

10.2    Employee Stock Purchase Plan of URS  Corporation,  as amended  effective
           October 12, 1999, filed as Exhibit A to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.3    1999 Equity  Incentive Plan of URS  Corporation,  effective  October 12,
           1999, filed as Exhibit B to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.4    Non-Executive  Directors  Stock Grant Plan of URS  Corporation,  adopted
           December 17, 1996, filed as Exhibit 10.5 to our 1996 Form 10-K filed with the SEC on January 14, 1997, and incorporated herein by reference.

10.5    Selected Executive Deferred Compensation Plan of URS Corporation,  filed as Exhibit 10.3 to the 1990 Form S-1, and incorporated herein by reference.

10.6    1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Shareholders, filed with the SEC on February 17, 1999, and incorporated herein by reference.

10.7    Non-Executive  Directors Stock Grant Plan, as amended,  filed as Exhibit
           10.1 to the Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

10.8    Contingent  Restricted  Stock Award  Agreement  dated as of December 16,
           1997, between URS Corporation and Martin M. Koffel,  filed as Exhibit
           10.12 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (the "1998 Form 10-K"), filed with the SEC on January 29, 1999, and incorporated herein by reference.

10.9    Contingent  Restricted  Stock Award  Agreement  dated as of December 16,
           1997, between URS Corporation and Kent P. Ainsworth, filed as Exhibit
           10.13 to our 1998 Form 10-K filed with the SEC on January 29, 1999, and incorporated herein by reference.

10.10   Employment  Agreement,  dated December 16, 1991, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.13 to our 1991 Form 10-K and incorporated herein by reference.

10.11   Employment  Agreement,  dated May 7, 1991,  between URS  Corporation and
           Kent P. Ainsworth, filed as Exhibit 10.16 to our 1991 Form 10-K and incorporated herein by reference.

10.12   Employment  Agreement,  dated August 1, 1991,  between URS  Consultants,
           Inc. and Irwin L. Rosenstein, filed as Exhibit 10.12 to our 1991 Form 10-K and incorporated herein by reference.

10.13   Employment  Agreement,  dated November 1, 1997,  between  Woodward-Clyde
           Group, Inc. and Jean-Yves Perez, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference.

10.14   Employment   Agreement,   dated  as  of  March  20,  1998,  between  URS
           Corporation and Joseph Masters filed as Exhibit 10.19 to our 1998 Form 10-K and incorporated herein by reference.

10.15   Amendment to Employment  Agreement,  dated October 11, 1994, between URS
           Consultants, Inc., and Irwin L. Rosenstein, filed as Exhibit 10.12(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, and incorporated herein by reference.

10.16   Amendment to Employment  Agreement  dated as of October 13, 1998 between
           URS Corporation and Martin M. Koffel filed as Exibit 10.21 to our 1998 Form 10-K and incorporated herein by reference.

10.17   Form of Amendment to Employment  Agreement  dated as of October 13, 1998 between URS Corporation, URS Greiner Woodward-Clyde Consultants, Inc., or URS Greiner Woodward-Clyde, Inc. and each of Kent P. Ainsworth, Joseph Masters, Martin Tanzer, Irwin L. Rosenstein, and Jean-Yves Perez filed as Exhibit 10.22 to our 1998 Form 10-K and incorporated herein by reference.

10.18   Registration Rights Agreement, dated February 21, 1990, by and among URS
           Corporation, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to our 1990 Form S-1 and incorporated herein by reference.

10.19   Form  of  Indemnification  Agreement  filed  as  Exhibit  10.34  to  URS
           Corporation's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference; dated as of May 1, 1992 between URS Corporation and each of Messrs. Ainsworth, Blum, Koffel, Madden, Praeger, Rosenstein and Walsh; dated as of March 22, 1994 between URS Corporation and each of Admiral Foley and Mr. Der Marderosian; and dated as of August 5, 1999 between URS Corporation and Marie L. Knowles; dated as of January 20, 1997 between URS Corporation and Mr. Masters; and dated as of November 17, 1997 between URS Corporation and Mr. Perez.

10.20   Agreement  and Plan of Merger dated  August 18,  1997,  by and among URS
           Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to URS Corporation's Current Report on Form 8-K filed on August 21, 1997 and incorporated herein by reference.

10.21 Credit Agreement, dated as of November 14, 1997, between URS Corporation, the Financial Institutions listed therein as Lenders and
           Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 2.2 to URS Corporation's Current Report on Form 8-K filed on November 26, 1997, and incorporated herein by reference.

10.22   URS Corporation Supplemental Executive Retirement Agreement, dated as of
           July 13, 1999, between Martin M. Koffel and URS Corporation, filed as
           Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.23   URS  Corporation  1991 Stock  Incentive Plan  Nonstatutory  Stock Option
           Agreement, dated as of March 23, 1999, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.24   Stock Option Agreement, dated as of November 5, 1999, by and between URS
           Corporation and Martin M. Koffel. FILED HEREWITH.

10.25   Stock Option Agreement, dated as of November 5, 1999, by and between URS
           Corporation and Kent P. Ainsworth. FILED HEREWITH.

10.26   Stock Option Agreement, dated as of November 5, 1999, by and between URS
           Corporation and Joseph Masters. FILED HEREWITH.

21.1    Subsidiaries of URS Corporation. FILED HEREWITH.

23.1    Consent of PricewaterhouseCoopers LLP FILED HEREWITH.

24.1    Powers of Attorney of URS  Corporation's  directors and officers.  FILED
           HEREWITH.

27      Financial Data Schedule (filed with electronic version only).

(b)     Reports on Form 8-K. We filed the  following  reports on Form 8-K during the quarter ended October 31, 1999:


        * Form 8-K/A dated August 4, 1999 to file financial statements of Dames & Moore Group.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 19(d) of the Securities
Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 URS Corporation
                                 (Registrant)
                                 By /s/ KENT P. AINSWORTH
                                   -------------------------------
                                   Kent P. Ainsworth
                                   Executive Vice President and
                                   Chief Financial Officer
                                   Dated: January 31, 2000

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

          Signature                                   Title                                      Date
          ---------                                   -----                                      ----
       /s/ MARTIN M. KOFFEL                          Chairman of the Board of Directors     January 31, 2000
-----------------------------                        and Chief Executive Officer


         (Martin M. Koffel)
      /s/ KENT P. AINSWORTH                          Executive Vice President, Chief        January 31, 2000
-----------------------------                        Financial Officer, Principal
         (Kent P. Ainsworth)                         Accounting Officer and Secretary


     /s/ IRWIN L. ROSENSTEIN*                        Director                               January 31, 2000
-----------------------------
        (Irwin L. Rosenstein)


       /s/ RICHARD C. BLUM*                          Director                               January 31, 2000
-----------------------------
          (Richard C. Blum)


    /s/ RICHARD Q. PRAEGER*                          Director                               January 31, 2000
-----------------------------
       (Richard Q. Praeger)


     /s/ WILLIAM D. WALSH *                          Director                               January 31, 2000
-----------------------------
        (William D. Walsh)


     /s/ RICHARD B. MADDEN*                          Director                               January 31, 2000
-----------------------------
        (Richard B. Madden)

   /s/ ARMEN DER MARDEROSIAN*                        Director                               January 31, 2000
-----------------------------
      (Armen Der Marderosian)

          Signature                                   Title                                      Date
          ---------                                   -----                                      ----

          Signature                                   Title                                      Date
          ---------                                   -----                                      ----
      /s/ ADM. S. ROBERT FOLEY, JR.,                 Director                               January 31, 2000
              USN (RET.)*
-----------------------------
  (Adm. S. Robert Foley, Jr., USN (Ret.))


      /s/ JEAN-YVES PEREZ*                           Director                               January 31, 2000
-----------------------------
        (Jean-Yves Perez)


     /s/ MARIE L. KNOWLES*                           Director                               January 31, 2000
-----------------------------
       (Marie L. Knowles)


*By  /s/ KENT P. AINSWORTH
-----------------------------
(Kent P. Ainsworth, Attorney-in-fact)