Form 10-Q
period 2000-01-31
URS CORP /NEW/
filed 2000-03-16
CIK 102379

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to ____________

                          Commission file number 1-7567

                                 URS CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                       94-1381538
(State or other jurisdiction of                        (I.R.S. Employer
         incorporation)                                Identification No.)

     100 California Street, Suite 500,                      94111-4529
       San Francisco, California                            (Zip Code)
(Address of principal executive offices)

                                 (415) 774-2700
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest paracticable date.

                        Class                 Outstanding at March 3, 2000
                        -----                 ----------------------------
             Common Stock, $.01 par value              15,982,487

                        URS CORPORATION AND SUBSIDIARIES

         This Form 10-Q for the first quarter ended January 31, 2000 contains forward-looking statements within the meaning of the securities laws that involve risks and uncertainties. We believe that our expectations are reasonable and are based on reasonable assumptions. However, risks and uncertainties relating to future events that could cause actual results to differ materially from our expectations include our ability to successfully integrate Dames & Moore Group ("D-M") following the acquisition of D-M in June 1999, the impact on our financial condition caused by the substantial indebtedness incurred in connection with the D-M acquisition, our dependence on government programs and contracts, competitive practices in the industry, possible changes in legislation or governmental regulation or policies, contracting risks, our ability to attract and retain qualified professionals, exposure to potential liability from legal proceedings, and other factors discussed more completely below in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 1999 Form 10-K and in other publicly available reports filed with the Securities and Exchange Commission from time to time. We do not intend and assume no obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION:

         In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information. Basic net earnings per share computations are based upon the weighted average number of common shares outstanding during the period while diluted net earnings per share also include shares issuable under stock options and convertible preferred stock that have a dilutive effect.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the quarterly period ended January 31, 2000 are not necessarily indicative of the operating results for the full year.


Item 1.    Financial Statements
           Consolidated Balance Sheets
             January 31, 2000 and October 31, 1999 ........................   2

           Consolidated Statements of Operations
             Three months ended January 31, 2000 and 1999 .................   3

           Consolidated Statements of Cash Flows
             Three months ended January 31, 2000 and 1999 .................   4

           Notes to Consolidated Financial Statements .....................   5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................  14


PART II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K ...............................  22

                                                  URS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)

                                                                                                     January 31,        October 31,
                                                                                                        2000               1999
                                                                                                     -----------        -----------
                                                                                                     (unaudited)
                                            ASSETS

Current assets:
   Cash and cash equivalents .................................................................       $    28,775        $    45,687
   Accounts receivable, less allowance for doubtful accounts of
     $24,640 and $23,771 .....................................................................           457,396            453,960
   Costs and accrued earnings in excess of billings on contracts in process,
    less allowance for losses of $16,057 and $16,840 .........................................           220,108            212,001
   Deferred income taxes .....................................................................             8,614             10,005
   Prepaid expenses and other assets .........................................................            24,328             24,111
                                                                                                     -----------        -----------
     Total current assets ....................................................................           739,221            745,764
Property and equipment at cost, net ..........................................................            91,686             93,165
Goodwill, net ................................................................................           525,985            529,697
Other assets .................................................................................            57,549             68,861
                                                                                                     -----------        -----------
                                                                                                     $ 1,414,441        $ 1,437,487
                                                                                                     ===========        ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Long-term debt, current portion ...........................................................       $    17,625        $    17,625
   Notes payable .............................................................................            19,153             17,040
   Obligations under capital leases ..........................................................             7,822              4,758
   Accounts payable ..........................................................................           139,338            130,045
   Accrued salaries and wages ................................................................            55,322             89,023
   Accrued expenses and other ................................................................            45,137             57,873
   Billings in excess of costs and accrued earnings on contracts
    in process ...............................................................................            74,988             70,313
                                                                                                     -----------        -----------
     Total current liabilities ...............................................................           359,385            386,677
Long-term debt ...............................................................................           635,277            635,286
Obligations under capital leases .............................................................            13,436             13,671
Deferred income taxes ........................................................................            15,420             15,267
Deferred compensation and other ..............................................................            71,274             76,084
                                                                                                     -----------        -----------
     Total liabilities .......................................................................         1,094,792          1,126,985
                                                                                                     -----------        -----------
Mandatorily  redeemable Series B exchangeable  convertible  preferred stock, par value $1.00; authorized 150 shares; issued 49 and 48, respectively; liquidation
 preference $105,386 and $103,333, respectively ..............................................           105,386            103,333
                                                                                                     -----------        -----------
Stockholders' equity:
   Common stock, par value $.01; authorized 50,000 shares; issued 15,979 and
    15,925 shares, respectively ..............................................................               160                159
   Treasury stock ............................................................................              (287)              (287)
   Additional paid-in capital ................................................................           125,890            125,462
   Foreign currency translation adjustment ...................................................               280                197
   Retained earnings since February 21, 1990, date of quasi-reorganization ...................            88,220             81,638
                                                                                                     -----------        -----------
     Total stockholders' equity ..............................................................           214,263            207,169
                                                                                                     -----------        -----------
                                                                                                     $ 1,414,441        $ 1,437,487
                                                                                                     ===========        ===========

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                            Three months ended
                                                                January 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
                                                              (unaudited)

Revenues .............................................     $512,877     $199,057
                                                           --------     --------
Expenses:
   Direct operating ..................................      310,176      118,878
   Indirect, general and administrative ..............      169,034       68,187
   Interest expense, net .............................       17,983        2,020
                                                           --------     --------
                                                            497,193      189,085
                                                           --------     --------
Income before taxes ..................................       15,684        9,972
Income tax expense ...................................        7,050        4,300
                                                           --------     --------
Net income ...........................................        8,634        5,672
Preferred stock dividend .............................        2,052         --
                                                           --------     --------
Net income available for common stockholders .........        6,582        5,672
Other comprehensive income, net of tax:
   Foreign currency translation adjustments ..........           83          697
                                                           --------     --------
Comprehensive income .................................     $  6,665     $  6,369
                                                           ========     ========
Net income per common share:

   Basic .............................................     $    .41     $    .37
                                                           ========     ========
   Diluted ...........................................     $    .40     $    .35
                                                           ========     ========

                                                  URS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)


                                                                                                          Three months ended
                                                                                                              January 31,
                                                                                                     ------------------------------
                                                                                                       2000                  1999
                                                                                                     --------              --------
                                                                                                              (unaudited)
Cash flows from operating activities:
   Net income ..........................................................................             $  8,634              $  5,672
                                                                                                     --------              --------

Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
   Depreciation and amortization .......................................................               10,714                 3,480
   Allowance for doubtful accounts and losses ..........................................                   86                   349
Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings in
    excess of billings on contracts in process .........................................              (11,629)              (28,350)
   Prepaid expenses and other assets ...................................................               10,901                (2,137)
   Accounts payable, accrued salaries and wages and accrued
    expenses ...........................................................................              (42,369)               (5,842)
   Billings in excess of costs and accrued earnings on
    contracts in process ...............................................................                4,675                 4,527
   Deferred income taxes and other, net ................................................                1,958                 3,150
                                                                                                     --------              --------
      Total adjustments ................................................................              (25,664)              (24,823)
                                                                                                     --------              --------
   Net cash (used) by operating activities .............................................              (17,030)              (19,151)
                                                                                                     --------              --------
Cash flows from investing activities:

   Capital expenditures ................................................................               (2,075)               (1,301)
                                                                                                     --------              --------
   Net cash (used) by investing activities .............................................               (2,075)               (1,301)
                                                                                                     --------              --------
Cash flows from financing activities:

   Proceeds from issuance of debt ......................................................                1,852                 1,491
   Proceeds from exercise of stock options .............................................                  341                   748
                                                                                                     --------              --------
   Net cash provided by financing activities ...........................................                2,193                 2,239
                                                                                                     --------              --------
Net decrease in cash ...................................................................              (16,912)              (18,213)
Cash at beginning of period ............................................................               45,687                36,529
                                                                                                     --------              --------
Cash at end of period ..................................................................             $ 28,775              $ 18,316
                                                                                                     ========              ========
Supplemental Information:
   Interest paid .......................................................................             $ 20,199              $  2,466
                                                                                                     ========              ========
   Taxes paid ..........................................................................             $  8,609              $  5,294
                                                                                                     ========              ========
   Equipment purchased through capital lease obligations ...............................             $  2,829              $     60
                                                                                                     ========              ========

                        URS CORPORATION AND SUBSIDIARIES

NOTE 1. Accounting Policies

         In the opinion of management,  the information  furnished  reflects all
adjustments,   consisting  only  of  normal  recurring  adjustments,  which  are necessary for a fair statement of the interim financial information.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the three month periods ended January 31, 2000 are not necessarily indicative of the operating results for the full year.

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

Reporting Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting of Comprehensive Income" ("SFAS 130"), in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying of comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income is primarily comprised of foreign currency translation adjustments.

Adoption of Statements of Financial Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 which established accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. While SFAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, in July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first quarter of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ending January 31, 2001 and does not expect such adoption to have a material adverse effect on its financial position or results of operations.

Reclassifications

         Certain   reclassifications  have  been  made  to  the  1999  financial statements to conform to the 2000 presentation with no effect on net income as previously reported.


NOTE 2. ACQUISITIONS

         During the year ended October 31, 1999, the Company acquired publicly-held Dames & Moore Group ("D-M") in the amount of $376.2 million. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price in the amount of $388.3 million has been allocated to goodwill and is being amortized over 40 years. The operating results of D-M are included in the Company's results of operations from the date of purchase.

         During the year ended October 31, 1999, the Company acquired privately-held Thorburn Colquhoun Holdings plc ("T-C") for an aggregate purchase price of $13.6 million including assumption of $2.4 million of debt. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price in the amount of $10.0 million has been allocated to goodwill and is being amortized over 30 years. The operating results of T-C are included in the Company's results of operations from the date of purchase.


NOTE 3. COMMITMENTS AND CONTINGENCIES

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


NOTE 4. SEGMENT AND RELATED INFORMATION

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

         Management has organized the Company by geographic divisions. The geographic divisions are Domestic and International. The Domestic division comprises all offices located in North Amercica. The International division is comprised of all offices in Europe and Asia/Pacific (Australia, Indonesia, Singapore, New Zealand and the Phillippines).

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


As of and for the Three Months Ended January 31, 2000:     Domestic             Non-U.S.              Other                 Total
------------------------------------------------------    ----------           ----------           ----------            ----------
Revenue .......................................           $  458,884           $   56,804           $   (2,811)           $  512,877
Segment operating income ......................           $   37,017           $      850           $   (4,200)           $   33,667
Total accounts receivable .....................           $  395,892           $   62,308           $     (804)           $  457,396
Total assets ..................................           $2,012,965           $  120,724           $ (719,248)           $1,414,441




As of October 31, 1999:                                    Domestic             Non-U.S.              Other                 Total
-----------------------                                   ----------           ----------           ----------            ----------
Total accounts receivable .....................           $  389,488           $   66,169           $   (1,697)           $  453,960
Total assets ..................................           $2,142,028           $  130,779           $ (834,120)           $1,437,487



For the Three Months Ended January 31, 1999:                  Domestic            Non-U.S.               Other               Total
--------------------------------------------                  --------            --------             --------             --------
Revenue ..........................................            $184,012            $ 15,045             $   --               $199,057
Segment operating (loss) .........................            $ 13,958            $   (351)              (1,615)            $ 11,992


         The Company's reportable segments are measured based upon segment operating income.

         The next table provides a reconciliation of operating income to consolidated income before income taxes.


                                                              January 31,
                                                       -------------------------
                                                         2000             1999
                                                       -------           -------
Segment operating income ...................           $33,667           $11,992
Interest expense, net ......................            17,983             2,020
Income before taxes ........................           $15,684           $ 9,972


NOTE 5. SUPPLEMENTAL GUARANTOR INFORMATION

         In June 1999, the Company completed a private placement of $200 million principal amount of its senior subordinated Notes due 2009, which Notes were exchanged in August 1999 for 12 1/4% senior subordinated exchange Notes due 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in large part by distributions to or advances from its subsidiaries. Under certain circumstances, contractural and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

         The following information sets forth the condensed consolidating balance sheets of the Company as of January 31, 2000 and October 31, 1999, and the condensed consolidating statements of operations and cash flows for the three months ended January 31, 2000 and 1999. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                                           URS CORPORATION
                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                           (In thousands)
                                                             (unaudited)

                                                                                   January 31, 2000
                                                      ------------------------------------------------------------------------------
                                                                                       Subsidiary
                                                                       Subsidiary         Non-
                                                         Parent        Guarantors      Guarantors       Eliminations    Consolidated
                                                      -----------      -----------     -----------      ------------    ------------
ASSETS
Current assets:
 Cash ...........................................     $    (1,186)     $     7,183     $    22,778      $      --        $    28,775
 Accounts receivable, net .......................            --            395,892          62,308             (804)         457,396
 Costs and accrued earnings in excess of
   billings on contracts in process, net ........            --            199,056          24,460           (3,408)         220,108
 Prepaid expenses and other assets ..............           6,723           28,599             426           (2,806)          32,942
                                                      -----------      -----------     -----------      -----------      -----------
   Total current assets .........................           5,537          630,730         109,972           (7,018)         739,221
Property and equipment, net .....................             459           79,359          11,868             --             91,686
Goodwill, net ...................................         396,970          160,410            (522)         (30,873)         525,985
Investment in unconsolidated subsidiaries .......         252,025          420,268           1,032         (673,325)            --
Accounts receivable, intercompany ...............            --              5,459          (4,206)          (1,253)            --
Other assets ....................................          17,165           44,583           2,580           (6,779)          57,549
                                                      -----------      -----------     -----------      -----------      -----------
                                                      $   672,156      $ 1,340,809     $   120,724      $  (719,248)     $ 1,414,441
                                                      ===========      ===========     ===========      ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt, current portion ................     $    17,625      $      --       $      --        $      --        $    17,625
 Notes payable ..................................             767               71          18,315             --             19,153
 Obligations under capital leases ...............            --              7,727              95             --              7,822
 Trade payables .................................          29,199          113,745          14,409          (18,015)         139,338
 Intercompany payable ...........................        (267,675)         275,699          44,785          (52,809)            --
 Accruals .......................................          10,544           97,755          20,425          (28,265)         100,459
 Billings in excess of costs and accrued
   earnings on contracts in process .............            --             73,897           7,141           (6,050)          74,988
                                                      -----------      -----------     -----------      -----------      -----------
   Total current liabilities ....................        (209,540)         568,894         105,170         (105,139)         359,385
Long-term debt ..................................         635,010              160             107             --            635,277
Obligations under capital leases ................            --             13,172             264             --             13,436
Other ...........................................          39,312           31,198             906           15,278           86,694
                                                      -----------      -----------     -----------      -----------      -----------
   Total liabilities ............................         464,782          613,424         106,447          (89,861)       1,094,792
Total stockholders' equity ......................         207,374          727,385          14,277         (629,387)         319,649
                                                      -----------      -----------     -----------      -----------      -----------
                                                      $   672,156      $ 1,340,809     $   120,724      $  (719,248)     $ 1,414,441
                                                      ===========      ===========     ===========      ===========      ===========

                                                           URS CORPORATION
                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                           (In thousands)
                                                             (Unaudited)

                                                                      Three Months Ended January 31, 2000
                                                   ---------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                                    Subsidiary          Non-
                                                    Parent          Guarantors       Guarantors       Eliminations      Consolidated
                                                   ---------        ----------       ----------       ------------      ------------
Revenues ...................................       $    --           $ 458,884        $  56,804         $  (2,811)        $ 512,877
                                                   ---------         ---------        ---------         ---------         ---------
Expenses:
 Direct operating ..........................            --             282,075           33,172            (5,071)          310,176
 Indirect, general and
   administrative ..........................           3,716           139,792           22,782             2,744           169,034
 Interest expense, net .....................          17,590               165              228              --              17,983
                                                   ---------         ---------        ---------         ---------         ---------
                                                      21,306           422,032           56,182            (2,327)          497,193
                                                   ---------         ---------        ---------         ---------         ---------
Income (loss) before taxes .................         (21,306)           36,852              622              (484)           15,684
                                                   ---------         ---------        ---------         ---------         ---------
Income tax expense .........................           6,856               161               33              --               7,050
                                                   ---------         ---------        ---------         ---------         ---------
Net income (loss) ..........................         (28,162)           36,691              589              (484)            8,634
Preferred stock dividend ...................           2,052              --               --                --               2,052
                                                   ---------         ---------        ---------         ---------         ---------
Net income (loss) available for
 common stockholders .......................         (30,214)           36,691              589              (484)            6,582
Other comprehensive income,
 net of tax:
 Foreign currency adjustments ..............            --                                    83             --                  83
                                                   ---------         ---------        ---------         ---------         ---------
Comprehensive income .......................       $ (30,214)        $  36,691        $     672         $    (484)        $   6,665
                                                   =========         =========        =========         =========         =========

                                                          URS CORPORATION
                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                          (In thousands)
                                                            (Unaudited)

                                                                                Three Months Ended January 31, 2000
                                                                      --------------------------------------------------------------
                                                                                               Subsidiary
                                                                                 Subsidiary       Non-
                                                                      Parent     Guarantors    Guarantors  Eliminations Consolidated
                                                                      ------     ----------    ----------  ------------ ------------
Cash flows from operating activities:
 Net income (loss) ..............................................    $(28,162)    $ 36,691     $    589     $   (484)    $  8,634
                                                                     --------     --------     --------     --------     --------

Adjustments to reconcile net income to net cash provided
 (used) by operating activities:

 Depreciation and amortization ..................................       2,424        7,672          618         --         10,714
 Allowance for doubtful accounts and
   losses .......................................................        --          2,542       (3,548)       1,092           86
Changes in current assets and liabilities:
 Accounts receivable and costs and
   accrued earnings in excess of billings
   on contracts in process ......................................        --        (54,403)       7,598       35,176      (11,629)
 Prepaid expenses and other assets ..............................      (7,221)         338        1,167       16,617       10,901
 Accounts payable, accrued salaries and
   wages and accrued expenses ...................................      24,363        3,408       (6,825)     (63,315)     (42,369)
 Billings in excess of costs and accrued
   earnings on contracts in process .............................        --          3,528        2,861       (1,714)       4,675
 Deferrals and other, net .......................................        --           --         (2,387)       4,345        1,958
                                                                     --------     --------     --------     --------     --------
   Total adjustments ............................................      19,566      (36,915)        (516)      (7,799)     (25,664)
                                                                     --------     --------     --------     --------     --------
 Net cash (used) provided by operating
   activities ...................................................      (8,596)        (224)          73       (8,283)     (17,030)
                                                                     --------     --------     --------     --------     --------
Cash flows from investing activities:

 Capital expenditures ...........................................         (16)        (697)      (1,362)        --         (2,075)
                                                                     --------     --------     --------     --------     --------
 Net cash (used) by investing activities ........................         (16)        (697)      (1,362)        --         (2,075)
                                                                     --------     --------     --------     --------     --------
Cash flows from financing activities:
 Proceeds from issuance (payment) of
   debt .........................................................         363       (8,924)       2,130        8,283        1,852
 Proceeds from exercise of stock
   options ......................................................         341         --           --           --            341
                                                                     --------     --------     --------     --------     --------
 Net cash provided (used) by financing
   activities ...................................................         704       (8,924)       2,130        8,283        2,193
                                                                     --------     --------     --------     --------     --------
Net increase (decrease) in cash .................................      (7,908)      (9,845)         841         --        (16,912)
Cash at beginning of period .....................................       6,722       17,028       21,937         --         45,687
                                                                     --------     --------     --------     --------     --------
Cash at end of period ...........................................    $ (1,186)    $  7,183     $ 22,778     $   --       $ 28,775
                                                                     ========     ========     ========     ========     ========

                                                          URS CORPORATION
                                               CONDENSED CONSOLIDATING BALANCE SHEET
                                                          (In thousands)

                                                                                  October 31, 1999
                                                        --------------------------------------------------------------------------
                                                                                       Subsidiary
                                                                        Subsidiary        Non-
                                                          Parent        Guarantors     Guarantors      Eliminations   Consolidated
                                                        -----------     -----------    -----------     ------------    -----------
ASSETS
Current assets:
 Cash ..............................................    $     6,722     $    17,028    $    21,937     $      --       $    45,687
 Accounts receivable, net ..........................           --           389,488         66,169          (1,697)        453,960
 Costs and accrued earnings in excess of
   billings on contracts in process, net ...........        (15,000)        202,671         24,649            (319)        212,001
 Deferred income taxes .............................           --             8,681          1,324            --            10,005
 Prepaid expenses and other assets .................          4,640          18,624            847            --            24,111
                                                        -----------     -----------    -----------     -----------     -----------
   Total current assets ............................         (3,638)        636,492        114,926          (2,016)        745,764
Property and equipment, net ........................            445          81,526         11,194            --            93,165
Goodwill, net ......................................        233,081         322,363          3,633         (29,380)        529,697
Investment in unconsolidated subsidiaries ..........        252,025         554,834          3,231        (810,090)           --
Accounts receivable, intercompany ..................           --             5,460         (4,207)         (1,253)           --
Other assets .......................................         12,025          46,215          2,002           8,619          68,861
                                                        -----------     -----------    -----------     -----------     -----------
                                                        $   493,938     $ 1,646,890    $   130,779     $  (834,120)    $ 1,437,487
                                                        ===========     ===========    ===========     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Long-term debt, current portion ...................    $    17,625     $    11,733    $      --       $   (11,733)    $    17,625
 Notes payable .....................................            767             119         16,154            --            17,040
 Obligations under capital leases ..................           --             4,662             96            --             4,758
 Trade payables ....................................         27,381          95,277         13,686          (6,299)        130,045
 Intercompany payable ..............................       (471,007)        452,321         54,447         (35,761)           --
 Billings in excess of costs and accrued
   earnings on contracts in process ................           --            70,369          4,280          (4,336)         70,313
 Accruals ..........................................           --            68,613         28,185          50,098         146,896
                                                        -----------     -----------    -----------     -----------     -----------
   Total current liabilities .......................       (425,234)        703,094        116,848          (8,031)        386,677
Long-term debt .....................................        635,016             168            102            --           635,286
Obligations under capital leases ...................           --            13,372            299            --            13,671
Other ..............................................         72,041          75,400            694         (56,784)         91,351
                                                        -----------     -----------    -----------     -----------     -----------
   Total liabilities ...............................        281,823         792,034        117,943         (64,815)      1,126,985
Total stockholders' equity .........................        212,115         854,856         12,836        (769,305)        310,502
                                                        -----------     -----------    -----------     -----------     -----------
                                                        $   493,938     $ 1,646,890    $   130,779     $  (834,120)    $ 1,437,487
                                                        ===========     ===========    ===========     ===========     ===========

                                                          URS CORPORATION
                                          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                          (In thousands)
                                                            (Unaudited)

                                                                       Three Months Ended January 31, 1999
                                                  --------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                                    Subsidiary         Non-
                                                    Parent          Guarantors      Guarantors        Eliminations     Consolidated
                                                  ---------         ----------      ----------        ------------     ------------
Revenues .................................        $    --           $ 184,012        $  15,045         $    --           $ 199,057
                                                  ---------         ---------        ---------         ---------         ---------
Expenses:
 Direct operating ........................             --             110,854            8,024              --             118,878
 Indirect, general and
   administrative ........................            1,504            59,200            7,442                41            68,187
 Interest expense, net ...................            1,938               117              (35)             --               2,020
                                                  ---------         ---------        ---------         ---------         ---------
                                                      3,442           170,171           15,431                41           189,085
                                                  ---------         ---------        ---------         ---------         ---------
Income (loss) before taxes ...............           (3,442)           13,841             (386)              (41)            9,972
Income tax expense .......................            4,300              --                 41               (41)            4,300
                                                  ---------         ---------        ---------         ---------         ---------
Net income (loss) ........................           (7,742)           13,841             (427)             --               5,672
Preferred stock dividend .................             --                --               --                --                --
                                                  ---------         ---------        ---------         ---------         ---------
Net income (loss) available for
 common stockholders .....................           (7,742)           13,841             (427)             --               5,672
Other comprehensive income,
 net of tax:
 Foreign currency translation
   adjustments ...........................             --                --                697              --                 697
                                                  ---------         ---------        ---------         ---------         ---------
Comprehensive income (loss) ..............        $  (7,742)        $  13,841        $     270         $    --           $   6,369
                                                  =========         =========        =========         =========         =========

                                                          URS CORPORATION
                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                          (In thousands)
                                                            (Unaudited)


                                                                                 Three Months Ended January 31, 1999
                                                                          ----------------------------------------------------------
                                                                                                Subsidiary
                                                                                    Subsidiary     Non-
                                                                          Parent    Guarantors  Guarantors Eliminations Consolidated
                                                                          ------    ----------  ---------- ------------ ------------
Cash flows from operating activities:
 Net income (loss) ...................................................   $ (7,742)   $ 13,841    $   (427)   $   --      $  5,672
                                                                         --------    --------    --------    --------    --------
Adjustments  to reconcile  net income to net cash  provided
 (used) by operating activities:

 Depreciation and amortization .......................................         28       3,129         323        --         3,480
 Allowance for doubtful accounts and
   losses ............................................................       --          (288)        524         113         349
Changes in current assets and liabilities:
 Accounts receivable and costs and
   accrued earnings in excess of billings
   on contracts in process ...........................................       --       (27,904)       (750)        304     (28,350)
 Prepaid expenses and other assets ...................................       (248)      4,097      (1,180)     (4,806)     (2,137)
 Accounts payable, accrued salaries and
   wages and accrued expenses ........................................     (8,112)     (2,503)        742       4,031      (5,842)
 Billings in excess of costs and accrued
   earnings on contracts in process ..................................       --         5,540      (1,013)       --         4,527
 Deferrals and other, net ............................................      1,965      (3,309)      1,721       2,773       3,150
                                                                         --------    --------    --------    --------    --------
   Total adjustments .................................................     (6,367)    (21,238)        367       2,415     (24,823)
                                                                         --------    --------    --------    --------    --------
 Net cash (used) provided by operating
   activities ........................................................    (14,109)     (7,397)        (60)      2,415     (19,151)
                                                                         --------    --------    --------    --------    --------
Cash flows from investing activities:

 Capital expenditures ................................................        (48)     (1,146)       (107)       --        (1,301)
                                                                         --------    --------    --------    --------    --------
 Net cash (used) by investing activities .............................        (48)     (1,146)       (107)       --        (1,301)
                                                                         --------    --------    --------    --------    --------
Cash flows from financing activities:

 Proceeds from issuance of debt ......................................         85       1,281       2,540      (2,415)      1,491
 Proceeds from exercise of stock
   options ...........................................................        748        --          --          --           748
                                                                         --------    --------    --------    --------    --------
 Net cash provided (used) by financing
   activities ........................................................        833       1,281       2,540      (2,415)      2,239
                                                                         --------    --------    --------    --------    --------
Net increase (decrease) in cash ......................................    (13,324)     (7,262)      2,373        --       (18,213)
Cash at beginning of period ..........................................     26,949       6,538       3,042        --        36,529
                                                                         --------    --------    --------    --------    --------
Cash at end of period ................................................   $ 13,625    $   (724)   $  5,415    $   --      $ 18,316
                                                                         ========    ========    ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         First quarter ended January 31, 2000 vs. January 31, 1999.

         Our revenues were $512,877,000 for the first quarter ended January 31, 2000, an increase of $313,820,000 or 158% over the amount reported for the same period last year. The growth in revenue is primarily attributable to the acquisition of D-M, in June, 1999, and to a lesser extent due to an increase in demand for our on-going services on infrastructure projects.

         Direct operating expenses for the quarter ended January 31, 2000, which consist of direct labor and other direct expenses, including subcontractor costs, increased $191,298,000, a 161% increase over the amount reported for the same period last year. The increase is due to the addition of the direct operating expenses of D-M. Indirect, general and administrative expenses for the quarter ended January 31, 2000 increased $100,847,000, or 148% over the amount reported for the same period last year as a result of the addition of the D-M overhead. Direct, indirect and general and administrative expenses generally increased at the same rate of revenues. Interest expenses increased due to the additional indebtedness incurred in connection with the acquisition of D-M.

         We earned  $15,684,000  before income taxes for the first quarter ended
January  31,  2000  compared to  $9,972,000  for the same period last year.  Our effective income tax rate for the quarter ended January 31, 2000 was approximately 45% and approximately 43% for the quarter ended January 31, 1999.

         We reported net income available for common stockholders of $6,582,000, or $.40 per share for the first quarter ended January 31, 2000, compared with $5,672,000, or $.35 per share for the same period last year on a diluted basis.

         Our backlog at January 31, 2000 was $1,414,000,000, as compared to $1,260,000,000 at October 31, 1999.

Liquidity and Capital Resources

         At January 31, 2000, we had working capital of $379,836,000, an increase of $20,749,000 from October 31, 1999.

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

         Our liquidity and capital measurements are set forth below:


                                                 As of January 31, 2000
                                                ------------------------
Working capital ....................................   $379,836,000
Working capital ratio ..............................     2.1 to 1
Average days to convert billed accounts
  receivable to cash ...............................        82
Percentage of debt to equity .......................       217%

         Our cash and cash equivalents amounted to $28,775,000 million at January 31, 2000, a decrease of $16,912,000 from October 31, 1999, principally as a result of funding operating requirements.

         During the quarter ended January 31, 2000, cash flow used by operating activities totaled $17,030,000. This represented an increase of $2,121,000 from the quarter ended January 31, 1999, primarily due to funding working capital required to support the expansion of our business. The majority of the operating cash flow was generated by domestic operations. Our working capital has increased primarily due to the acquisitions of D-M and Woodward-Clyde Group, Inc. ("W-C"). We intend to satisfy our working capital needs primarily through internal cash generation. Our primary sources of liquidity will be cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash will be to fund our working capital and capital expenditures and to service our debt.

         During fiscal 1999, we paid $376.2 million for the purchase of D-M, and incurred new borrowings of $650 million from establishing a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank") and from the issuance of 12 1/4% senior subordinated notes. We also issued 46,082.95 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100,000,000. The net proceeds of the debt were incurred to fund a portion of the D-M acquisition and refinance outstanding bank debt. The 12 1/4% senior subordinated notes were exchange in August 1999 for 12 1/4% senior subordinated exchange notes (the "Notes"}. The Series A and Series C Preferred Stock was also exchanged in October 1999 for Series B Exchangeable Convertible Preferred Stock.

         Senior collateralized credit facility. The senior collateralized credit facility was funded June 9, 1999 ("Funding Date") and provides for three term loan facilities in the aggregate amount of $450,000,000 and a revolving credit facility in the amount of $100,000,000. The term loan facilities consist of Term Loan A, a $250,000,000 tranche, Term Loan B, a $100,000,000 tranche, and Term Loan C, another $100,000,000 tranche.

         Principal  amounts under Term Loan A became due,  commencing on October
31, 1999, in the amount of approximately $3,000,000 per quarter for the following four quarters. Thereafter and through the sixth anniversary of the Funding Date, annual principal payments under Term Loan A range from $25,000,000 to a maximum of $62,500,000 with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on the sixth anniversary of the Funding Date. Principal amounts under Term Loan B become due, commencing on October 31, 1999, in the amount of $1,000,000 in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in four equal quarterly installments in year seven. Principal amounts under Term Loan C become due, commencing on October 31, 1999, in the amount of $1,000,000 in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year eight. The revolving credit facility expires, and is repayable in full, on the sixth anniversary of the Funding Date.

         The term loans each bear interest at a rate per annum equal to, at our option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at our option, either the Base Rate, LIBOR or the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance pricing grid based on our ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"). The "Base Rate" is defined as the higher of the Bank's Prime Rate and the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation by first class banks in the London interbank market to the Bank for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to the Bank in the London interbank market as determined by the British Bankers' Association. We may determine which interest rate options to use and interest periods will apply for such periods for both the term loans and the revolving credit facility.

         At January 31, 2000, our revolving credit facility with the Bank provides for advances up to $100,000,000. Also at January 31, 2000, we had outstanding letters of credit aggregating $40,000,000, which reduced the amount available to us under our revolving credit facility to $60,000,000.

         The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions upon incurring additional debt, paying dividends, or making distributions to our stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments, and require us to submit quarterly compliance certification. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, a proforma EBITDA minimum of $160,000,000 and a maximum leverage ratio of 4.50 to 1.00 for the period ended January 31, 2000. We were fully compliant with these covenants as of January 31, 2000.

         We believe that our existing financial resources, together with our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our combined operations and capital expenditure needs for the foreseeable future.

         12 1/4% senior subordinated notes. Our Notes are due in 2009. Each Note bears interest at 12 1/4% per annum. Interest on the Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1999. The Notes are subordinate to the senior collateralized credit facility. As of January 31, 2000, we owed $200,000,000 on our Notes.

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

         Interest Rate Swaps. We have entered into two interest rate swap agreements with the Bank. One interest rate swap effectively fixes the interest rate on $8,500,000 of our LIBOR based borrowings at 6.92% plus the applicable margin through April 30, 2000. The actual borrowing cost to us with respect to indebtedness covered by this interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.75% to 3.50%, which will provide for an all-in annual interest rate range from 9.67% to 10.42%.

         The second interest rate swap effectively fixes the interest rate on $45,800,000 of our LIBOR based borrowings at 5.97% plus the applicable margin through January 31, 2001. The actual borrowing cost to us with respect to indebtedness covered by this interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.75% to 3.50%, which will provide for an all-in annual interest rate range from 8.72% to 9.47%.

         Interest Rate Cap Agreements. We entered into two interest rate cap agreements with the Bank. These agreements cap our interest rate at 7% for $161,500,000 and $9,200,000 of our LIBOR based borrowings through July 31, 2002, and April 30, 2000, respectively.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

         In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our actual results:

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

         The integration of D-M into our operations will involve a number of risks, including:

         o the possible diversion of our management's attention from other business concerns;

         o   the potential  inability to successfully  pursue some or all of the
             anticipated   revenue   opportunities   associated   with  the  D-M
             acquisition;

         o   the possible loss of D-M's or our key professional employees;

         o the potential inability to successfully replicate our operating efficiencies in D-M's operations;

         o   insufficient management resources to accomplish the integration;

         o our increased complexity and diversity compared to our operations prior to the D-M acquisition;

         o   the possible  negative  reaction of clients to the D-M acquisition;
             and

         o   unanticipated problems or legal liabilities.

         The occurrence of any of the above events, as well as any other difficulties which may be encountered in the transition and integration process, could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial condition.

         We are a highly leveraged company. As of January 31, 2000, we had approximately $693.3 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

         o it may limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

         o it may limit our flexibility in planning for, or reacting to, changes in our business;

         o we could be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

         o it may make us more vulnerable to a downturn in our business or the economy; and

         o a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes.

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

         Our senior collateralized credit facility and indenture relating to the Notes restrict our ability, among other things, to:

         o   incur additional indebtedness or contingent obligations;

         o   pay dividends or make distributions to our stockholders;

         o   repurchase or redeem our stock;

         o   make investments;

         o   grant liens;

         o   make capital expenditures;

         o   enter into transactions with our stockholders and affiliates;

         o   sell assets; and

         o acquire the assets of, or merge or consolidate with, other companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Dated March 16, 2000                    URS CORPORATION


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