Form 10-Q
period 2000-04-30
URS CORP /NEW/
filed 2000-06-14
CIK 102379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES [ ] EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________

                          Commission file number 1-7567


                                 URS CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                           94-1381538
(State  or other jurisdiction                             (I.R.S. Employer
       of incorporation)                                 Identification No.)

100 California Street, Suite 500                             94111-4529
   San Francisco, California                                 (Zip Code)
(Address of principal executive offices)


                                 (415) 774-2700
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest paracticable date.


                      Class                  Outstanding at June 4, 2000
          --------------------------------   ----------------------------
            Common Stock, $.01 par value              16,312,344

                       URS CORPORATION AND SUBSIDIARIES

     This Form 10-Q for the second quarter ended April 30, 2000 contains forward-looking statements within the meaning of the securities laws that involve risks and uncertainties. We believe that our expectations are reasonable and are based on reasonable assumptions However, risks and uncertainties relating to future events that could cause actual results to differ materially from our expectations include our ability to successfully integrate Dames & Moore Group ("D-M") following the acquisition of D-M in June 1999, the impact on our financial condition caused by the substantial indebtedness incurred in connection with the D-M acquistion, our dependence on government programs and contracts, competitive practices in the industry, possible changes in legislation or governmental regulation or policies, contracting risks, our ability to attract and retain qualified professionals, exposure to potential liability from legal proceedings, and other factors discussed more completely below in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 1999 Form 10-K and in other publicly available reports filed with the Securities and Exchange Commission from time to time. We do not intend and assume no obligation to update any forward-looking statements.


PART I. FINANCIAL INFORMATION:


Item 1.    Financial Statements
           Consolidated Balance Sheets
           April 30, 2000 and October 31, 1999 ............................   3
           Consolidated Statements of Operations
           Three and six months ended April 30, 2000 and 1999 .............   4
           Consolidated Statements of Cash Flows
           Six months ended April 30, 2000 and 1999 .......................   5
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................  15
Item 3.    Ouantitative and Qualitative Disclosures About Market Risk .....  21
PART II.   OTHER INFORMATION:
Item 4.    Submission of Matters to a Vote of Security Holders ............  22
Item 6.    Exhibits and Reports on Form 8-K ...............................  22

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                       URS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                      April 30,      October 31,
                                                        2000           1999
                                                     -----------    -----------
                                                     (unaudited)
                                     ASSETS
Current assets:
   Cash ..........................................   $    32,036    $    45,687
   Accounts receivable ...........................       472,879        477,731
   Costs and accrued earnings in excess of
     billings on contracts in process ............       226,037        228,841
   Less allowances ...............................       (34,177)       (40,611)
                                                     -----------    -----------
     Net accounts receivable .....................       664,739        665,961
                                                     -----------    -----------
Deferred income taxes ............................         9,750         10,005
Prepaid expenses and other assets ................        23,211         24,111
                                                     -----------    -----------
     Total current assets ........................       729,736        745,764
Property and equipment, net ......................        85,953         93,165
Goodwill, net ....................................       521,367        529,697
Other assets .....................................        55,340         68,861
                                                     -----------    -----------
                                                     $ 1,392,396    $ 1,437,487
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt .............   $    38,799    $    39,423
   Accounts payable ..............................       132,220        130,045
   Accrued salaries and wages ....................        74,452         89,023
   Accrued expenses and other ....................        40,667         57,873
   Billings in excess of costs and accrued
     earnings on contracts in process ............        66,301         70,313
                                                     -----------    -----------
     Total current liabilities ...................       352,439        386,677
Long-term debt ...................................       635,747        648,957
Deferred income taxes ............................        15,431         15,267
Deferred compensation and other ..................        56,612         76,084
                                                     -----------    -----------
     Total liabilities ...........................     1,060,229      1,126,985
                                                     -----------    -----------
Commitments and contingencies (Note 3)
Mandatorily redeemable Series B exchangeable
 convertible preferred stock, par
 value $1.00; authorized 150 shares; issued
 49 and 48, respectively; liquidation
 preference $106,789 and $103,333, respectively ..       106,789        103,333
                                                     -----------    -----------
Stockholders' equity:
   Common shares, par value $.01; authorized
    50,000 shares; issued 16,174 and
    15,925 shares, respectively ..................           162            159
   Treasury stock ................................          (287)          (287)
   Additional paid-in capital ....................       129,477        125,462
   Foreign currency translation adjustment .......        (1,216)           197
   Retained earnings since February 21, 1990,
     date of quasi-reorganization ................        97,242         81,638
                                                     -----------    -----------
     Total stockholders' equity ..................       225,378        207,169
                                                     -----------    -----------
                                                     $ 1,392,396    $ 1,437,487
                                                     ===========    ===========


                       URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                          Three months ended             Six months ended
                                                               April 30,                     April 30,
                                                       -------------------------   -----------------------------
                                                           2000          1999           2000            1999
                                                       -----------   -----------   -------------   -------------
                                                              (unaudited)                   (unaudited)
Revenues .............................................  $535,401      $222,219      $1,048,278       $ 421,276
                                                        --------      --------      ----------       ---------
Expenses:
   Direct operating ..................................   309,209       126,481         619,385         245,358
   Indirect, general and administrative ..............   186,431        80,549         355,465         148,737
   Interest expense, net .............................    19,230         2,694          37,213           4,714
                                                        --------      --------      ----------       ---------
                                                         514,870       209,724       1,012,063         398,809
                                                        --------      --------      ----------       ---------
Income before taxes ..................................    20,531        12,495          36,215          22,467
Income tax expense ...................................     9,450         5,500          16,500           9,800
                                                        --------      --------      ----------       ---------
Net income ...........................................    11,081         6,995          19,715       $  12,667
Preferred stock dividend .............................     2,059           --            4,111             --
                                                        --------      --------      ----------       ---------
Net income available for common stockholders .........     9,022         6,995          15,604          12,667
Other comprehensive income, net of tax:
   Foreign currency translation adjustments ..........    (1,496)         (627)         (1,413)             70
                                                        --------      --------      ----------       ---------
Comprehensive income .................................  $  7,526      $  6,368      $   14,191       $  12,737
                                                        ========      ========      ==========       =========
Net income per common share:
   Basic .............................................  $    .56      $    .46      $      .97       $     .83
                                                        ========      ========      ==========       =========
   Diluted ...........................................  $    .51      $    .42      $      .91       $     .77
                                                        ========      ========      ==========       =========

                       URS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                       Six Months Ended
                                                                           April 30,
                                                                  ---------------------------
                                                                      2000           1999
                                                                  ------------   ------------
                                                                          (unaudited)
Cash flows from operating activities:
   Net income .................................................    $  19,715      $  12,667
                                                                   ---------      ---------
Adjustments to reconcile net income to net cash provided (used)
 by operating activities:
   Depreciation and amortization ..............................       22,513          7,731
   Receivable allowances ......................................       (6,434)           451
Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings in
    excess of billings on contracts in process ................        7,656        (43,912)
   Prepaid expenses and other assets ..........................          900         (2,590)
   Accounts payable, accrued salaries and wages and accrued
    expenses ..................................................      (31,903)       (15,125)
   Billings in excess of costs and accrued earnings on
    contracts in process ......................................       (4,012)         8,269
   Deferred income taxes ......................................          419          1,970
   Other, net .................................................       (6,301)         3,093
                                                                   ---------      ---------
      Total adjustments .......................................      (17,162)       (40,113)
                                                                   ---------      ---------
   Net cash provided (used) by operating activities ...........        2,553        (27,446)
                                                                   ---------      ---------
Cash flows from investing activities:
   Business acquisition, net of cash acquired .................          --         (12,530)
   Capital expenditures .......................................       (6,251)        (3,560)
                                                                   ---------      ---------
   Net cash (used) by investing activities ....................       (6,251)       (16,090)
                                                                   ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of debt .............................          --          10,096
   Principal payments on long-term debt .......................       (7,305)        (9,700)
   Principal payments on bank borrowings ......................       (6,343)           --
   Proceeds from bank borrowings ..............................          --          12,795
   Proceeds from sale of common shares ........................        3,212          2,714
   Proceeds from exercise of stock options ....................          483          1,138
                                                                   ---------      ---------
   Net cash (used) provided by financing activities ...........       (9,953)        17,043
                                                                   ---------      ---------

Net decrease in cash ..........................................      (13,651)       (26,493)
Cash at beginning of period ...................................       45,687         36,529
                                                                   ---------      ---------
Cash at end of period .........................................    $  32,036      $  10,036
                                                                   =========      =========
Supplemental Information:
   Interest paid ..............................................    $  32,392      $   5,338
                                                                   =========      =========
   Taxes paid .................................................    $  13,321      $   9,485
                                                                   =========      =========
   Equipment subject to capital lease obligations .............    $   3,655      $   4,296
                                                                   =========      =========
   Non-cash dividends paid in-kind ............................    $   4,111      $     --
                                                                   =========      =========

                       URS CORPORATION AND SUBSIDIARIES


NOTE 1. Accounting Policies

     In the  opinion of  management,  the  information  furnished  reflects  all
adjustments,   consisting  only  of  normal  recurring  adjustments,  which  are necessary for a fair statement of the interim financial information.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the three and six month periods ended April 30, 2000 are not necessarily indicative of the operating results for the full year.


Income Per Common Share

     Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and conversion of preferred stock. Diluted income per share is computed by dividing net income available to common stockholders plus the preferred stock dividend by the weighted average dilutive potential common shares that were outstanding during the period.


Reporting Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income is primarily comprised of foreign currency translation adjustments.


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


NOTE 2. ACQUISITIONS

     During the year ended October 31, 1999, the Company acquired publicly-held Dames & Moore Group ("D-M") for the amount of $376.2 million. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill and is being amortized over 40 years. The operating results of D-M are included in the Company's results of operations from the date of purchase.

     During the year ended October 31, 1999, the Company acquired privately-held Thorburn Colquhoun Holdings plc ("T-C") for an aggregate purchase price of $13.6 million including assumption of $2.4 million of debt. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price has been allocated to goodwill and is being amortized over 30 years. The operating results of T-C are included in the Company's results of operations from the date of purchase.


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

As of April 30, 2000:                            Parent         Domestic      International     Eliminations        Total
-------------------------------------------- -------------   ------------   ---------------   --------------   ------------
Total Accounts receivable ..................   $ (20,091)     $  588,114         $ 80,264        $   16,452      $  664,739
Total Assets ...............................   $ 649,708      $1,330,304         $119,786        $ (707,402)     $1,392,396


For the Three Months Ended April 30, 2000:       Parent        Domestic      International     Eliminations        Total
-------------------------------------------- -------------   ------------   ---------------   --------------   ------------
Revenue ....................................   $     --       $ 485,537         $ 58,391        $   (8,527)     $ 535,401
Segment operating income (loss) ............   $  (5,131)     $  42,380         $  1,997        $      515      $  39,761


For the six Months Ended April 30, 2000:         Parent       Domestic     International     Eliminations        Total
-------------------------------------------- -------------   ----------   ---------------   --------------   -------------
Revenue ....................................   $     --       $944,421        $115,195        $  (11,338)     $1,048,278
Segment operating income (loss) ............   $  (8,847)     $ 79,397        $  2,847        $       31      $   73,428

As of October 31, 1999:                 Parent         Domestic      International     Eliminations        Total
----------------------------------- -------------   -------------   ---------------   --------------   -------------
Total accounts receivable .........   $ (15,000)     $  592,159         $ 90,818        $   (2,016)     $  665,961
Total assets ......................   $ 493,938      $1,646,890         $130,779        $ (834,120)     $1,437,487


For the Three Months Ended April 30, 1999:    Parent     Domestic     International     Eliminations       Total
-------------------------------------------- --------   ----------   ---------------   --------------   -----------
Revenue ....................................  $  --      $195,579        $27,704          $ (1,064)      $222,219
Segment operating income ...................  $  569     $ 14,447        $   132          $     41       $ 15,189


For the Six Months Ended April 30, 1999:      Parent      Domestic     International     Eliminations       Total
------------------------------------------ -----------   ----------   ---------------   --------------   -----------
Revenue ..................................   $   --       $379,591        $42,749          $ (1,064)      $421,276
Segment operating income (loss) ..........   $  (935)     $ 28,405        $  (289)         $    --        $ 27,181

     The Company's reportable segments are measured based upon segment operating income.

     The  next  table  provides  a   reconciliation   of  operating   income  to
consolidated income before income taxes.


                                 Three Months Ended         Six Months Ended
                                      April 30,                 April 30,
                               -----------------------   -----------------------
                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------
Segment operating income ...    $39,761      $15,189      $73,428      $27,181
Interest expense, net ......     19,230        2,694       37,213        4,714
                                -------      -------      -------      -------
Income before taxes ........    $20,531      $12,495      $36,215      $22,467
                                =======      =======      =======      =======


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

     The following information sets forth the condensed consolidating balance sheets of the Company as of April 30, 2000 and October 31, 1999, the condensed consolidating statements of operations for the three and six months ended April 30, 2000 and 1999, and condensed consolidating statements of cash flows for the six months ended April 30, 2000 and 1999. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.


                                URS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)
                                  (unaudited)

                                                                                 April 30, 2000
                                                  -----------------------------------------------------------------------------
                                                                                   Subsidiary
                                                                   Subsidiary         Non-
                                                     Parent        Guarantors      Guarantors     Eliminations     Consolidated
                                                  ------------   --------------   ------------   --------------   -------------
ASSETS
Current assets:
 Cash .........................................    $    4,056      $     (809)      $ 28,789       $      --       $   32,036
 Accounts receivable, net .....................       (20,091)        588,114         80,264           16,452         664,739
 Deferred income taxes ........................           --            8,542          1,208              --            9,750
 Prepaid expenses and other assets ............         4,652          19,627         (1,068)             --           23,211
                                                   ----------      ----------       --------       ----------      ----------
   Total current assets .......................       (11,383)        615,474        109,193           16,452         729,736
Property and equipment, net ...................           463          74,202         11,288              --           85,953
Goodwill, net .................................       399,093         157,857            --           (35,583)        521,367
Investment in unconsolidated subsidiaries .....       245,127         434,406            849         (680,382)            --
Accounts receivable, intercompany .............           --            5,458         (4,203)          (1,255)            --
Other assets ..................................        16,408          42,907          2,659           (6,634)         55,340
                                                   ----------      ----------       --------       ----------      ----------
                                                   $  649,708      $1,330,304       $119,786       $ (707,402)     $1,392,396
                                                   ==========      ==========       ========       ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ............    $   24,692      $   17,908       $  8,090       $  (11,891)     $   38,799
 Accounts payable .............................        25,596          85,777         22,221           (1,374)        132,220
 Intercompany payable .........................      (219,616)        238,833         48,619          (67,836)            --
 Accrued expenses and other ...................         9,594         102,255         15,666          (12,396)        115,119
 Billings in excess of costs and accrued
   earnings on contracts in process ...........           --           66,850          8,676           (9,225)         66,301
                                                   ----------      ----------       --------       ----------      ----------
   Total current liabilities ..................      (159,734)        511,623        103,272         (102,722)        352,439
Long-term debt ................................       620,814          14,825            108              --          635,747
Other .........................................        16,774          30,346            840           24,083          72,043
                                                   ----------      ----------       --------       ----------      ----------
   Total liabilities ..........................       477,854         556,794        104,220          (78,639)      1,060,229
                                                   ----------      ----------       --------       ----------      ----------
Total stockholders' equity ....................       171,854         773,510         15,566         (628,763)        332,167
                                                   ----------      ----------       --------       ----------      ----------
                                                   $  649,708      $1,330,304       $119,786       $ (707,402)     $1,392,396
                                                   ==========      ==========       ========       ==========      ==========


                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                       Three Months Ended April 30, 2000
                                    -----------------------------------------------------------------------
                                                                 Subsidiary
                                                   Subsidiary       Non-
                                       Parent      Guarantors    Guarantors    Eliminations    Consolidated
                                    ------------  ------------  ------------  --------------  -------------
Revenues ..........................  $     --       $485,537      $ 58,391       $ (8,527)      $535,401
                                     ---------      --------      --------       --------       --------
Expenses:
 Direct operating .................        --        281,203        34,272         (6,266)       309,209
 Indirect, general and
   administrative .................      5,131       161,954        22,122         (2,776)       186,431
 Interest expense, net ............     19,428          (411)          213            --          19,230
                                     ---------      --------      --------       --------       --------
                                        24,559       442,746        56,607         (9,042)       514,870
                                     ---------      --------      --------       --------       --------
Income (loss) before taxes ........    (24,559)       42,791         1,784            515         20,531
Income tax expense ................      9,118           283            49            --           9,450
                                     ---------      --------      --------       --------       --------
Net income (loss) .................    (33,677)       42,508         1,735            515         11,081
Preferred stock dividend ..........      2,059           --            --             --           2,059
                                     ---------      --------      --------       --------       --------
Net income (loss) available for
 common stockholders ..............    (35,736)       42,508         1,735            515          9,022
Other comprehensive income,
 net of tax:
 Foreign currency adjustments .....        --            --         (1,496)           --          (1,496)
                                     ---------      --------      --------       --------       --------
Comprehensive income ..............  $ (35,736)     $ 42,508      $    239       $    515       $  7,526
                                     =========      ========      ========       ========       ========


                                                        Six Months Ended April 30, 2000
                                    -----------------------------------------------------------------------
                                                                 Subsidiary
                                                   Subsidiary       Non-
                                       Parent      Guarantors    Guarantors    Eliminations    Consolidated
                                    ------------  ------------  ------------  --------------  -------------
Revenues ..........................  $     --       $944,421      $115,195      $ (11,338)     $1,048,278
                                     ---------      --------      --------      ---------      ----------
Expenses:
 Direct operating .................        --        563,278        67,444        (11,337)        619,385
 Indirect, general and
   administrative .................      8,847       301,746        44,904            (32)        355,465
 Interest expense, net ............     37,018          (246)          441            --           37,213
                                     ---------      --------      --------      ---------      ----------
                                        45,865       864,778       112,789        (11,369)      1,012,063
                                     ---------      --------      --------      ---------      ----------
Income (loss) before taxes ........    (45,865)       79,643         2,406             31          36,215
Income tax expense ................     15,974           444            82            --           16,500
                                     ---------      --------      --------      ---------      ----------
Net income (loss) .................    (61,839)       79,199         2,324             31          19,715
                                     ---------      --------      --------      ---------      ----------
Preferred stock dividend ..........      4,111           --            --             --            4,111
                                     ---------      --------      --------      ---------      ----------
Net income (loss) available for
 common stockholders ..............    (65,950)       79,199         2,324             31          15,604
Other comprehensive income,
 net of tax:
 Foreign currency adjustments .....        --            --         (1,413)           --           (1,413)
                                     ---------      --------      --------      ---------      ----------
Comprehensive income ..............  $ (65,950)     $ 79,199      $    911      $      31      $   14,191
                                     =========      ========      ========      =========      ==========


                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                         Six Months Ended April 30, 2000
                                                   ----------------------------------------------------------------------------
                                                                                   Subsidiary
                                                                    Subsidiary        Non-
                                                       Parent       Guarantors     Guarantors     Eliminations     Consolidated
                                                   -------------   ------------   ------------   --------------   -------------
Cash flows from operating activities:
 Net income (loss) ...............................   $ (61,839)     $  79,199       $  2,324       $      31        $  19,715
                                                     ---------      ---------       --------       ---------        ---------
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
 Depreciation and amortization ...................       6,124         15,207          1,207             (25)          22,513
 Receivable allowances ...........................        (909)        (6,371)        (3,376)          4,222           (6,434)
Changes in current assets and liabilities:
 Accounts receivable and costs and accrued
   earnings in excess of billings on contracts
   in process ....................................         --          10,416         13,930         (16,690)           7,656
 Prepaid expenses and other assets ...............      (4,745)       (38,646)         3,903          40,388              900
 Accounts payable, accrued salaries and wages
   and accrued expenses ..........................      83,321        (76,721)        (1,708)        (36,795)         (31,903)
 Billings in excess of costs and accrued
   earnings on contracts in process ..............         --             821          4,396          (9,229)          (4,012)
 Deferrals and other, net ........................     (20,088)          (742)        (1,109)         16,057           (5,882)
                                                     ---------      ---------       --------       ---------        ---------
   Total adjustments .............................      63,703        (96,036)        17,243          (2,072)         (17,162)
                                                     ---------      ---------       --------       ---------        ---------
 Net cash (used) provided by operating
   activities ....................................       1,864        (16,837)        19,567          (2,041)           2,553
                                                     ---------      ---------       --------       ---------        ---------
Cash flows from investing activities:
 Capital expenditures ............................        (102)        (1,887)        (4,262)            --            (6,251)
                                                     ---------      ---------       --------       ---------        ---------
 Net cash (used) by investing activities .........        (102)        (1,887)        (4,262)            --            (6,251)
                                                     ---------      ---------       --------       ---------        ---------
Cash flows from financing activities:
 Proceeds from issuance (payment) on
   long-term debt ................................      (7,250)            51             72            (178)          (7,305)
 Proceeds from issuance (payment) on bank
   borrowings ....................................        (873)           836         (8,525)          2,219           (6,343)
 Proceeds from sale of common shares .............       3,212            --             --              --             3,212
 Proceeds from exercise of stock options .........         483            --             --              --               483
                                                     ---------      ---------       --------       ---------        ---------
 Net cash provided (used) by financing
   activities ....................................      (4,428)           887         (8,453)          2,041           (9,953)
                                                     ---------      ---------       --------       ---------        ---------
Net increase (decrease) in cash ..................      (2,666)       (17,837)         6,852             --           (13,651)
Cash at beginning of period ......................       6,722         17,028         21,937             --            45,687
                                                     ---------      ---------       --------       ---------        ---------
Cash at end of period ............................   $   4,056      $    (809)      $ 28,789       $     --         $  32,036
                                                     =========      =========       ========       =========        =========

                                URS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                                                                 October 31, 1999
                                                    ---------------------------------------------------------------------------
                                                                                   Subsidiary
                                                                    Subsidiary        Non-
                                                       Parent       Guarantors     Guarantors     Eliminations     Consolidated
                                                    ------------   ------------   ------------   --------------   -------------
ASSETS
Current assets:
 Cash .............................................  $    6,722     $   17,028      $ 21,937       $      --       $   45,687
 Accounts receivable, net .........................     (15,000)       592,159        90,818           (2,016)        665,961
 Deferred income taxes ............................         --           8,681         1,324              --           10,005
 Prepaid expenses and other assets ................       4,640         18,624           847              --           24,111
                                                     ----------     ----------      --------       ----------      ----------
   Total current assets ...........................      (3,638)       636,492       114,926           (2,016)        745,764
Property and equipment, net .......................         445         81,526        11,194              --           93,165
Goodwill, net .....................................     233,081        322,363         3,633          (29,380)        529,697
Investment in unconsolidated subsidiaries .........     252,025        554,834         3,231         (810,090)            --
Accounts receivable, intercompany .................         --           5,460        (4,207)          (1,253)            --
Other assets ......................................      12,025         46,215         2,002            8,619          68,861
                                                     ----------     ----------      --------       ----------      ----------
                                                     $  493,938     $1,646,890      $130,779       $ (834,120)     $1,437,487
                                                     ==========     ==========      ========       ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ................  $   18,392     $   16,514      $ 16,250       $  (11,733)     $   39,423
 Accounts payable .................................      27,381         95,277        13,686           (6,299)        130,045
 Intercompany payable .............................    (471,007)       452,321        54,447          (35,761)            --
 Accrued expenses and other .......................      27,132         68,613        28,185           22,966         146,896
 Billings in excess of costs and accrued
   earnings on contracts in process ...............         --          70,369         4,280           (4,336)         70,313
                                                     ----------     ----------      --------       ----------      ----------
   Total current liabilities ......................    (398,102)       703,094       116,848          (35,163)        386,677
Long-term debt ....................................     635,016         13,540           401              --          648,957
Other .............................................      44,909         75,400           694          (29,652)         91,351
                                                     ----------     ----------      --------       ----------      ----------
   Total liabilities ..............................     281,823        792,034       117,943          (64,815)      1,126,985
Total stockholders' equity ........................     212,115        854,856        12,836         (769,305)        310,502
                                                     ----------     ----------      --------       ----------      ----------
                                                     $  493,938     $1,646,890      $130,779       $ (834,120)     $1,437,487
                                                     ==========     ==========      ========       ==========      ==========


                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                              Three Months Ended April 30, 1999
                                          --------------------------------------------------------------------------
                                                                        Subsidiary
                                                         Subsidiary        Non-
                                             Parent      Guarantors     Guarantors     Eliminations     Consolidated
                                          -----------   ------------   ------------   --------------   -------------
Revenues ..............................    $    --        $195,579       $27,704         $ (1,064)       $222,219
                                           --------       --------       -------         --------        --------
Expenses:
 Direct operating .....................         --         111,396        16,149           (1,064)        126,481
 Indirect, general and
   administrative .....................        (569)        69,736        11,423              (41)         80,549
 Interest expense, net ................       2,221            358           115              --            2,694
                                           --------       --------       -------         --------        --------
                                              1,652        181,490        27,687           (1,105)        209,724
                                           --------       --------       -------         --------        --------
Income (loss) before taxes ............      (1,652)        14,089            17               41          12,495
Income tax expense ....................       5,446            --             13               41           5,500
                                           --------       --------       -------         --------        --------
Net income (loss) .....................      (7,098)        14,089             4              --            6,995
Preferred stock dividend ..............         --             --            --               --              --
                                           --------       --------       -------         --------        --------
Net income (loss) available for
 common stockholders ..................      (7,098)        14,089             4              --            6,995
Other comprehensive income,
 net of tax:
 Foreign currency adjustments .........         --             --           (627)             --             (627)
                                           --------       --------       -------         --------        --------
Comprehensive income ..................    $ (7,098)      $ 14,089       $  (623)        $    --         $  6,368
                                           ========       ========       =======         ========        ========



                                                        Six Months Ended April 30, 1999
                                    ------------------------------------------------------------------------
                                                                  Subsidiary
                                                    Subsidiary       Non-
                                        Parent      Guarantors    Guarantors    Eliminations    Consolidated
                                    -------------  ------------  ------------  --------------  -------------
Revenues ..........................   $     --       $379,591      $42,749        $ (1,064)       $421,276
                                      ---------      --------      -------        --------        --------
Expenses:
 Direct operating .................         --        222,249       24,173          (1,064)        245,358
 Indirect, general and
   administrative .................         935       128,937       18,865             --          148,737
 Interest expense, net ............       4,159           475           80             --            4,714
                                      ---------      --------      -------        --------        --------
                                          5,094       351,661       43,118          (1,064)        398,809
                                      ---------      --------      -------        --------        --------
Income (loss) before taxes ........      (5,094)       27,930         (369)            --           22,467
Income tax expense ................       9,746           --            54             --            9,800
                                      ---------      --------      -------        --------        --------
Net income (loss) .................     (14,840)       27,930         (423)            --           12,667
Preferred stock dividend ..........         --            --           --              --              --
                                      ---------      --------      -------        --------        --------
Net income (loss) available for
 common stockholders ..............     (14,840)       27,930         (423)            --           12,667
Other comprehensive income,
 net of tax:
 Foreign currency adjustments .....         --            --            70             --               70
                                      ---------      --------      -------        --------        --------
Comprehensive income ..............   $ (14,840)     $ 27,930      $  (353)       $    --         $ 12,737
                                      =========      ========      =======        ========        ========


                                URS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                         Six Months Ended April 30, 1999
                                                   ----------------------------------------------------------------------------
                                                                                Subsidiary
                                                                 Subsidiary        Non-
                                                    Parent       Guarantors     Guarantors     Eliminations     Consolidated
                                                   --------        -------        -------        -------          -------
Cash flows from operating activities:
 Net income (loss) .............................   $(14,840)       $27,930        $  (423)       $   --           $12,667
                                                   --------        -------        -------        -------          -------
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
 Depreciation and amortization .................        495          6,531            705            --             7,731
 Receivable allowances .........................        --           2,420           (482)        (1,487)             451
Changes in current assets and liabilities:
 Accounts receivable and costs and
   accrued earnings in excess of billings
   on contracts in process .....................        --         (33,319)        10,473        (21,066)         (43,912)
 Prepaid expenses and other assets .............        425          4,299         (1,300)        (6,014)          (2,590)
 Accounts payable, accrued salaries and
   wages and accrued expenses ..................    (21,328)        (7,967)          (835)        15,005          (15,125)
 Billings in excess of costs and accrued
   earnings on contracts in process ............        --             645          5,121          2,503            8,269
 Deferrals and other, net ......................     15,296         (5,720)       (15,572)        11,059            5,063
                                                   --------        -------        -------        -------          -------
   Total adjustments ...........................     (5,112)       (33,111)        (1,890)           --           (40,113)
                                                   --------        -------        -------        -------          -------
 Net cash used by operating activities .........    (19,952)        (5,181)        (2,313)           --           (27,446)
                                                   --------        -------        -------        -------          -------
Cash flows from investing activities:
 Business acquisition, net of cash
   acquired ....................................    (12,530)           --             --             --           (12,530)
 Capital expenditures ..........................        (88)        (2,268)        (1,204)           --            (3,560)
                                                   --------        -------        -------        -------          -------
 Net cash used by investing activities .........    (12,618)        (2,268)        (1,204)           --           (16,090)
                                                   --------        -------        -------        -------          -------
Cash flows from financing activities:
 Proceeds from issuance of debt ................     10,096            --             --             --            10,096
 Principal payments on long-term debt ..........     (9,700)           --             --             --            (9,700)
 Proceeds from bank borrowings .................      7,775            --           5,020            --            12,795
 Proceeds from sale of common shares ...........      2,714            --             --             --             2,714
 Proceeds from exercise of stock
   options .....................................      1,138            --             --             --             1,138
                                                   --------        -------        -------        -------          -------
 Net cash provided by financing
   activities ..................................     12,023            --           5,020            --            17,043
                                                   --------        -------        -------        -------          -------
Net increase (decrease) in cash ................    (20,547)        (7,449)         1,503            --           (26,493)
Cash at beginning of period ....................     26,949          6,538          3,042            --            36,529
                                                   --------        -------        -------        -------          -------
Cash at end of period ..........................   $  6,402        $  (911)       $ 4,545        $   --           $10,036
                                                   ========        =======        =======        =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports the results of its operations on a fiscal year which ends on October 31. This Management Discussion and Analysis ("MD&A") should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1999 which was previously filed with the Securities and Exchange Commission.


Results of Operations

   Second quarter ended April 30, 2000 vs. April 30, 1999.

     Our revenues were $535,401,000 for the quarter ended April 30, 2000, an increase of $313,182,000 or 141%, over the amount reported for the same period last year. The growth in revenue is primarily attributable to the acquisition of D-M in June, 1999.

     Direct operating expenses for the quarter ended April 30, 2000, which consist of direct labor and other direct expenses, including subcontractor costs, increased $182,728,000, a 144% increase over the amount reported for the same period last year. The increase is due to the addition of the direct operating expenses of D-M. Indirect, general and administrative expenses for the quarter ended April 30, 2000 increased $105,882,000, or 131%, over the amount reported for the same period last year as a result of the addition of the D-M overhead. Direct, indirect, and general and administrative expenses generally increased at the same rate as revenues. Interest expense increased due to additional indebtedness incurred in connection with the acquisition of D-M and to a lesser extent to increased interest rates.

     We earned $20,531,000 before income taxes for the second quarter ended April 30, 2000 compared to $12,495,000 for the same period last year. Our effective income tax rates for the quarters ended April 30, 2000 and 1999 were approximately 46% and 44%, respectively.

     We reported net income available for common stockholders of $11,081,000 or $.51 per share, for the second quarter ended April 30, 2000, compared with $6,995,000, or $.42 per share for the same period last year, on a diluted basis.

     Our  backlog  at  April  30,  2000  was  $1,576,000,000,   as  compared  to
$1,260,000,000 at October 31, 1999.

   Six months ended April 30, 2000 vs. April 30, 1999

     Our revenues were $1,048,278,000 for the six months ended April 30, 2000, an increase of $627,002,000 or 149%, over the amount reported for the same period last year. The growth in revenues is primarily attributable to the acquisition of D-M in June, 1999.

     Direct operating expenses for the six months ended April 30, 2000, which consists of direct labor and other direct expenses including subcontractor costs, increased $374,027,000, or 152%, over the amount reported in the same period last year. The increase is due to the addition of the direct operating expenses of D-M. Indirect, general and administrative expenses were $355,465,000 for the six months ended April 30, 2000, an increase of $206,728,000 or 139%, over the amount reported for the same period last year as a result of the addition of the D-M overhead. Direct, indirect, and general and administrative expenses generally increased at the same rate as revenues. Interest expense increased due to the additional indebtedness incurred in connection with the acquisition of D-M.

     We earned $36,215,000 before income taxes for the six months ended April 30, 2000 compared to $22,467,000 for the same period last year. The Company's effective income tax rates for the six months ended April 30, 2000 and 1999 were approximately 46% and 44% respectively.

     We reported net income available for common stockholders of $19,715,000 or $.91 per share, for the six months ended April 30, 2000, compared with $12,667,000 or $.77 per share for the same period last year, on a diluted basis.

Liquidity and Capital Resources

     At April 30, 2000, we had working capital of $377,297,000, an increase of $18,210,000 from October 31, 1999. During the second quarter, we repaid $7,305,000 of our senior long term debt and $6,343 of other indebtedness.

     Substantially all of our cash flow is generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions from our subsidiaries. Under certain circumstances, legal and contractual restrictions as well as the financial condition and reporting requirements of the subsidiaries may limit our ability to obtain cash from the subsidiaries.

     Our liquidity and capital measurements are set forth below:

                                                       As of April 30, 2000
                                                      ---------------------
  Working capital .................................       $377,297,000
  Working capital ratio ...........................         2.1 to 1
  Average days to convert billed accounts
  receivable to cash ..............................            75
  Percentage of debt to equity ....................           203%

     Our cash and cash equivalents amounted to $32,036,000 at April 30, 2000, a decrease of $13,651,000 from October 31, 1999, principally as a result of capital expenditures of $6,251,000 and repayment of indebtedness of $13,648,000.

     During the six month period ended April 30, 2000, cash flow provided by operating activities totaled $2,553,000. We intend to satisfy our working capital needs primarily through internal cash generation. Our primary sources of liquidity will be cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash will be to fund our working capital and capital expenditures and to service our debt.

     During fiscal 1999, we paid $376.2 million for the purchase of D-M, and incurred new borrowings of $650 million from establishing a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank") and from the issuance of 12 1/4% senior subordinated notes . We also issued 46,082.95 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100,000,000. The net proceeds of the debt were incurred to fund a portion of the D-M acquisition and refinance outstanding bank debt. The 12 1/4% senior subordinated notes were exchange in August 1999 for 12 1/4% senior subordinated exchange notes (the "Notes").

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

     At April 30, 2000, our revolving credit facility with the Bank provides for advances up to $100,000,000. Also at April 30, 2000, we had outstanding letters of credit aggregating $46,900,000, which reduced the amount available to us under our revolving credit facility to $53,100,000.

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions upon incurring additional debt, paying dividends, or making distributions to our stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments, and require us to submit quarterly compliance certification. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, a proforma EBITDA minimum of $142,000,000 and a maximum leverage ratio of 4.50 to 1.00 for the period ended April 30, 2000. We were fully compliant with these covenants as of April 30, 2000.

     We believe that our existing financial resources, together with our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our combined operations and capital expenditure needs for the foreseeable future.

     12 1/4% senior subordinated notes. Our Notes are due in 2009. Each Note bears interest at 12 1/4% per annum. Interest on the Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1999. The Notes are subordinate to the senior collateralized credit facility. As of April 30, 2000, we owed $200,000,000 on our Notes.

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

     We are a highly leveraged company. As of April 30, 2000, we had approximately $674.5 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

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


ITEM 1. LEGAL PROCEEDINGS
     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITES
     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's regularly scheduled annual meeting of shareholders held on March 21, 2000, the following proposals were adopted by the margins indicated:

   1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death or resignation.

                                                           Number of Shares
                                                           For       Withheld
                                                       ------------ ----------
  Richard C. Blum ..................................   10,862,077   2,485,950
  Armen Der Marderosian ............................   13,217,855     130,172
  Admiral S. Robert Foley, Jr., USN (Ret.) .........   13,211,249     136,778
  Martin M. Koffel .................................   13,192,275     155,752
  Richard B. Madden ................................   13,200,049     147,978
  Jean-Yves Perez ..................................   13,201,383     146,644
  Richard Q. Praeger ...............................   13,218,495     129,532
  Irwin L. Rosenstein ..............................   13,186,252     161,775
  William D. Walsh .................................   13,208,927     139,100
  Marie L. Knowles .................................   13,200,823     147,204

   No shareholders abstained from voting in this election of directors and there were no broker non-votes.

   2. To   ratify   the   selection  of  PricewaterhouseCoopers  L.L.P.  as  the
     Company's independent auditors for the fiscal year 2000.


                                       Number of Shares
                                      -----------------
                   For ..............    13,323,222
                   Against ..........        19,815
                   Abstain ..........         4,990

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




Dated June 14, 2000                     URS CORPORATION




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