Form 10-Q
period 2000-07-31
URS CORP /NEW/
filed 2000-09-12
CIK 102379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the Transition Period from __________________ to __________________

                          Commission file number 1-7567

                                 URS CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                                     94-1381538
(State or other jurisdiction Identification No.)            (I.R.S. Employer of
                                                               incorporation)

       100 California Street, Suite 500
          San Francisco, California                              94111-4529
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

                                 Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at August 31, 2000
               -----                        ------------------------------

   Common Stock, $.01 par value                        16,554,660

                        URS CORPORATION AND SUBSIDIARIES

    This Form 10-Q for the third quarter ended July 31, 2000 contains forward-looking statements within the meaning of the securities laws that involve risks and uncertainties. We believe that our expectations are reasonable and are based on reasonable assumptions. However, risks and uncertainties relating to future events could cause actual results to differ materially from our expectations. These risks and uncertainties include our ability to successfully integrate Dames & Moore Group ("D-M"), following the acquisition of D-M in June 1999, the impact on our financial condition caused by the substantial indebtedness incurred in connection with the D-M acquisition, our dependence on government programs and contracts, competitive practices in the industry, possible changes in legislation or governmental regulation or policies, contracting risks, our ability to attract and retain qualified professionals, exposure to potential liability from legal proceedings, and other factors discussed more completely in the attached Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in our 1999 Form 10-K and in other publicly available reports filed with the Securities and Exchange Commission from time to time. We do not intend nor assume any obligation to update any forward-looking statements.


PART I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements

            Consolidated Balance Sheets
               July 31, 2000 and October 31, 1999 .......................      3

            Consolidated Statements of Operations
               Three and nine months ended July 31, 2000 and 1999 .......      4

            Consolidated Statements of Cash Flows
               Nine months ended July 31, 2000 and 1999 .................      5

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............     15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ..     21

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings ...........................................     22
Item 2.     Changes in Securities and Use of Proceeds....................     22
Item 3.     Defaults Upon Senior Securities .............................     22
Item 4.     Submission of Matters to a Vote of Security Holders..........     22
Item 5.     Other Information ...........................................     22
Item 6.     Exhibits and Reports on Form 8-K ............................     22

                                                       PART I
                                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          URS CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except per share data)
                                                                                   July 31, 2000   October 31, 1999
                                                                                   -------------   ----------------
                                                                                    (unaudited)
                                    ASSETS
Current assets:
   Cash.........................................................................     $   30,572         $   45,687
   Accounts receivable..........................................................        462,134            477,731
   Costs and accrued earnings in excess of billings on contracts in process.....        242,159            228,841
   Less receivable allowances...................................................        (34,370)           (40,611)
                                                                                  --------------     --------------
         Net accounts receivable................................................        669,923            665,961
                                                                                  --------------     --------------
   Deferred income taxes........................................................          9,365             10,005
   Prepaid expenses and other assets............................................         24,678             24,111
                                                                                  --------------     --------------
          Total current assets..................................................        734,538            745,764

Property and equipment, net.....................................................         92,801             93,165
Goodwill, net...................................................................        518,301            529,697
Other assets....................................................................         53,396             68,861
                                                                                  --------------     --------------
                                                                                     $1,399,036         $1,437,487
                                                                                  ==============     ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................     $   42,715         $   39,423
   Accounts payable.............................................................        148,773            130,045
   Accrued salaries and wages...................................................         74,792             89,023
   Accrued expenses and other...................................................         36,135             57,873
   Billings in excess of costs and accrued earnings on contracts in process.....         69,370             70,313
                                                                                  --------------     --------------
          Total current liabilities.............................................        371,785            386,677
Long-term debt..................................................................        612,608            648,957
Deferred income taxes...........................................................         14,695             15,267
Deferred compensation and other.................................................         53,562             76,084
                                                                                  --------------     --------------
          Total liabilities.....................................................      1,052,650          1,126,985
                                                                                  --------------     --------------

Commitments and contingencies (Note 4)

Mandatory  redeemable  Series B exchangeable  convertible  preferred  stock, par value $1.00; authorized 150 shares; issued 50 and 48, respectively; liquidation
 preference $108,919 and $103,333, respectively.................................        108,919            103,333
                                                                                  --------------     --------------

Stockholders' equity:
   Common shares, par value $.01; authorized 50,000 shares; issued 16,509 and
    15,925 shares, respectively.................................................            165                159
   Treasury stock...............................................................           (287)              (287)
   Additional paid-in capital...................................................        130,118            125,462
   Foreign currency translation adjustment......................................         (1,808)               197
   Retained earnings since February 21, 1990, date of quasi-reorganization......        109,279             81,638
                                                                                  --------------     --------------
          Total stockholders' equity............................................        237,467            207,169
                                                                                  --------------     --------------
                                                                                     $1,399,036         $1,437,487
                                                                                  ==============     ==============

                                               URS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)

                                                           Three months ended                 Nine months ended
                                                                 July 31,                           July 31,
                                                   -------------------------------    -------------------------------
                                                          2000            1999               2000            1999
                                                          ----            ----               ----            ----
                                                               (unaudited)                        (unaudited)

Revenues............................................ $   558,534     $   428,482        $ 1,606,812     $   849,758
                                                     -----------     -----------        -----------     -----------
Expenses:
    Direct operating................................     343,660         255,531            963,045         500,889
    Indirect, general and administrative............     170,930         143,386            526,395         292,123
    Interest expense, net...........................      17,163          10,781             54,376          15,495
                                                     -----------     -----------        -----------     -----------
                                                         531,753         409,698          1,543,816         808,507
                                                     -----------     -----------        -----------     -----------
Income before taxes.................................      26,781          18,784             62,996          41,251
Income tax expense..................................      12,600           8,400             29,100          18,200
                                                     -----------     -----------        -----------     -----------
Net income..........................................      14,181          10,384             33,896     $    23,051
Preferred stock dividend............................       2,143           1,333              6,254           1,333
                                                     -----------     -----------        -----------     -----------
Net income available for common stockholders .......      12,038           9,051             27,642          21,718

Other comprehensive income, net of tax:
    Foreign currency translation adjustments........        (592)            360             (2,005)            430
                                                     ------------    -----------        -----------     -----------
Comprehensive income................................ $    11,446     $     9,411        $    25,637     $    22,148
                                                     ============    ===========        ===========     ===========
Net income per common share:
    Basic........................................... $       .73     $       .58        $      1.71     $      1.41
                                                     ============    ===========        ===========     ===========
    Diluted......................................... $       .64     $       .53        $      1.55     $      1.30
                                                     ============    ===========        ===========     ===========

                                                            4

                                   URS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                                                                  Nine Months Ended
                                                                                      July 31,
                                                                             ----------------------------
                                                                                 2000          1999
                                                                                 ----          ----
                                                                                     (unaudited)
Cash flows from operating activities:
   Net income..............................................................   $  33,896     $  23,051
                                                                              ---------     ---------
   Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
      Depreciation and amortization........................................      31,722        15,842
      Amortization of financing fees.......................................       2,581           320
      Receivable allowances................................................      (6,241)        3,992
    Changes in current assets and liabilities:
      Accounts receivable and costs and accrued earnings in excess of
       billings on contracts in process....................................       2,279       (42,006)
      Prepaid expenses and other assets....................................        (567)       (5,650)
      Accounts payable, accrued salaries and wages and accrued expenses....     (17,241)      (42,779)
      Billings in excess of costs and accrued earnings on contracts in
       process.............................................................        (943)       (5,739)
      Deferred income taxes................................................          68        12,618
      Deferred compensation and other......................................     (22,522)       12,448
      Other, net...........................................................      (9,790)      (27,375)
                                                                              ---------     ---------

           Total adjustments...............................................     (20,654)      (78,329)
                                                                              ---------     ---------

   Net cash provided (used) by operating activities........................      13,242       (55,278)
                                                                              ---------     ---------

Cash flows from investing activities:

   Business acquisition, net of cash acquired..............................          --      (316,167)
   Proceeds from sale of subsidiary........................................      20,000           --
   Capital expenditures, less equipment purchased through capital
      leases of  $6,336 and $11,651........................................     (13,626)      (10,191)
                                                                              ---------     ---------

   Net cash provided (used) by investing activities........................       6,374      (326,358)
                                                                              ---------     ---------

Cash flows from financing activities:


   Proceeds from lines of credit...........................................          --        15,000

   Proceeds from issuance of debt..........................................          --       854,739

   Payments on merger fees.................................................          --       (18,738)
   Principal payments on long-term debt, bank borrowings and capital lease obligations, excluding capital lease obligations to purchase
     equipment of $6,336 and $11,651.......................................     (39,393)     (589,597)
   Proceeds from sale of common shares and exercise of stock options.......       4,662         4,941
   Proceeds from issuance of preferred stock...............................          --       100,000
   Payments on financing fees related to issuance of preferred stock.......          --        (1,500)
                                                                              ---------     ---------

    Net cash (used) provided by financing activities.......................     (34,731)      364,845
                                                                              ---------     ---------

Net decrease in cash.......................................................     (15,115)      (16,791)
Cash at beginning of period................................................      45,687        36,529
                                                                              ---------     ---------
Cash at end of period......................................................   $  30,572     $  19,738
                                                                              =========     =========

Supplemental Information:
   Interest paid...........................................................   $  55,648     $  12,180
                                                                              =========     =========
   Taxes paid..............................................................   $  21,657     $  15,633
                                                                              =========     =========
   Equipment subject to capital lease obligations..........................   $   6,336     $  11,651
                                                                              =========     =========
   Non-cash dividends paid in-kind.........................................   $   5,586     $   1,333
                                                                              =========     =========
   Net book value of business sold.........................................   $  20,000     $      --
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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the three and nine month periods ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

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

Reporting Comprehensive Income

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), in the fiscal year ended October 31, 1999. SFAS 130 established new standards for reporting and displaying comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income is primarily comprised of foreign currency translation adjustments.

Adoption of Statements of Financial Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. While SFAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, in July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of applying the provisions of SFAS 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ending January 31, 2001 and does not expect such adoption to have a material effect on its financial position or results of operations.

Reclassifications

    Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation with no effect on net income as previously reported.

NOTE 2.  ACQUISITIONS

    During the year ended October 31, 1999, the Company acquired publicly held Dames & Moore Group ("D-M") for $376.2 million. The acquisition was accounted for by the purchase method of accounting and the excess of fair value of the net assets acquired over the purchase price has been allocated to goodwill and is being amortized over 40 years. The operating results of D-M are included in the Company's results of operations from the date of purchase.

    During the year ended October 31, 1999, the Company acquired privately-held Thorburn Colquhoun Holdings plc ("T-C") for $13.6 million. The acquisition was accounted for by the purchase method of accounting and the excess of fair value of the net assets acquired over the purchase price has been allocated to goodwill and is being amortized over 30 years. The operating results of T-C are included in the Company's results of operations from the date of purchase.

NOTE 3.   SALE OF SUBSIDIARY

    In June 2000, the Company sold its subsidiary, Decision Quest, for $20,000,000 in cash. The proceeds received from the divestiture were used to pay down the Company's senior debt. Results of operations of Decision Quest were not material, and no gain or loss was realized on the sale.


NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

    Various legal proceedings are pending against the Company or its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, punitive or treble damages are sought, which substantially exceed the Company's insurance coverage. The Company's management does not believe that any of such proceedings will have a material adverse effect on the consolidated financial position and operations of the Company.

NOTE 5.  SEGMENT AND RELATED INFORMATION

    In the fiscal year ended October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting information about operating segments and related disclosures on products, geographic information and major customers.

    Management has organized the Company by geographic divisions. The geographic divisions are Parent, Domestic and International. The Parent division is comprised of the Parent Company. The Domestic division is comprised of all offices located in the United States. The International division is comprised of all offices in the Americas and in Europe and Asia/Pacific (e.g., Australia, Indonesia, Singapore, New Zealand and the Philippines).

    Accounting policies for each of the reportable segments are the same as those described in Note 1, Accounting Policies. The Company provides services throughout the world. Services to other countries may be performed within the United States, and generally, revenues are classified within the geographic area where the services were performed.

    The following table shows summarized financial  information on the Company's reportable  segments.  Included in the "Eliminations"  column are elimination of inter-segment sales and elimination of investment in subsidiaries.
          As of July 31, 2000:              Parent        Domestic   International     Eliminations        Total
          --------------------              ------        --------   -------------     ------------        -----
Total accounts receivable............... $  (7,814)   $    595,318   $      84,201     $     (1,782)   $    669,923
Total assets............................ $  655,821   $  1,276,759   $     123,510     $   (657,054)   $  1,399,036




      For the Three Months Ended
            July 31, 2000:                  Parent        Domestic    International     Eliminations      Total
            --------------                  ------        --------    -------------     ------------      -----
Revenue ................................ $       --   $    498,473    $      62,308     $    (2,247)   $    558,534
Segment operating income (loss)......... $   11,680   $     30,873    $       1,422     $       (31)   $     43,944

      For the Nine Months Ended
            July 31, 2000:                  Parent        Domestic    International     Eliminations      Total
            --------------                  ------        --------    -------------     ------------      -----
Revenue ................................ $       --   $  1,442,894    $     177,503     $   (13,585)   $  1,606,812
Segment operating income (loss)......... $    2,833   $    110,270    $       4,269     $        --    $    117,372

          As of October 31, 1999:           Parent        Domestic    International     Eliminations       Total
          -----------------------           ------        --------    -------------     ------------       -----
Total accounts receivable............... $  (15,000)  $    592,159    $      90,818     $    (2,016)   $    665,961
Total assets............................ $  493,938   $  1,646,890    $     130,779     $  (834,120)   $  1,437,487

      For the Three Months Ended
            July 31, 1999:                  Parent        Domestic    International     Eliminations       Total
            --------------                  ------        --------    -------------     ------------       -----
Revenue ................................ $       --   $    385,457    $      44,518     $    (1,493)   $    428,482
Segment operating income (loss)......... $     (103)  $     23,704    $       5,964     $        --    $     29,565

      For the Nine Months Ended
            July 31, 1999:                  Parent        Domestic    International     Eliminations       Total
            --------------                  ------        --------    -------------     ------------       -----
Revenue ................................ $       --   $    765,048    $      87,267     $    (2,557)   $    849,758
Segment operating income (loss)......... $   (1,038)  $     52,109    $       5,675     $        --    $     56,746

    The Company's  reportable segments are measured based upon segment operating income.

    The next table provides a reconciliation of operating income to consolidated income before income taxes.

                                                        Three Months Ended          Nine Months Ended
                                                             July 31,                    July 31,
                                                  --------------------------- ---------------------------
                                                        2000          1999          2000          1999
                                                        ----          ----          ----          ----
             Segment operating income  ...........  $   43,944    $   29,565    $  117,372    $   56,746
             Interest expense, net................      17,163        10,781        54,376        15,495
                                                    ----------    ----------    ----------    ----------
             Income before taxes..................  $   26,781    $   18,784    $   62,996    $   41,251
                                                    ==========    ==========    ==========    ==========

NOTE 6. SUPPLEMENTAL GUARANTOR INFORMATION

    In June 1999, the Company completed a private placement of $200 million principal amount of its 12 1/4% Senior Subordinated Notes due 2009, which were exchanged in August 1999 for 12 1/4% Senior Subordinated Exchange Notes (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided mainly by distributions to or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

    The following information sets forth the condensed consolidating balance sheets of the Company as of July 31, 2000 and October 31, 1999, the condensed consolidating statements of operations for the three and nine months ended July 31, 2000 and 1999 and condensed consolidating statements of cash flows for the nine months ended July 31, 2000 and 1999. Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                                        URS CORPORATION
                                             CONDENSED CONSOLIDATING BALANCE SHEET
                                                         (In thousands)
                                                          (Unaudited)

                                                                                  July 31, 2000
                                               -------------------------------------------------------------------------------
                                                                                 Subsidiary
                                                                 Subsidiary          Non-
                                                   Parent        Guarantors       Guarantors     Eliminations    Consolidated
                                                   ------        ----------       ----------     ------------    ------------
ASSETS
Current assets:
    Cash...................................... $       4,930   $        (349)   $      25,991   $          --    $      30,572
    Accounts receivable, net..................        (7,814)        595,318           84,201          (1,782)         669,923
    Deferred income taxes.....................            --           8,156            1,209              --            9,365
    Prepaid expenses and other assets.........         5,815          19,401             (538)             --           24,678
                                               -------------   -------------    --------------  -------------    -------------
        Total current assets..................         2,931         622,526          110,863          (1,782)         734,538
Property and equipment, net...................           454          80,923           11,424               --          92,801
Goodwill, net.................................       391,601         162,034               --         (35,334)         518,301
Investment in unconsolidated subsidiaries.....       245,127         364,543            1,198        (610,868)              --
Inter-company receivable......................            --           5,458           (4,205)         (1,253)              --
Other assets..................................        15,708          41,275            4,230          (7,817)          53,396
                                               -------------   -------------    -------------   --------------   -------------
                                               $     655,821   $   1,276,759    $     123,510   $    (657,054)   $   1,399,036
                                               =============   =============    =============   ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt......... $      25,792   $      18,948    $      10,044   $     (12,069)   $      42,715
    Accounts payable..........................        20,940         122,190           26,154         (20,511)         148,773
    Inter-company payable.....................      (173,631)        130,350           50,943          (7,662)              --
    Accrued expenses and other................         8,616          92,424           10,413            (526)         110,927
    Billings in excess of costs and accrued
      earnings on contracts in process........            --          61,666            7,704              --           69,370
                                               -------------   -------------    -------------   -------------    -------------
        Total current liabilities.............      (118,283)        425,578          105,258         (40,768)         371,785
Long-term debt................................       596,213          16,230              165              --          612,608
Other.........................................        22,562          28,698            1,585          15,412           68,257
                                               -------------   -------------    -------------   -------------    -------------
        Total liabilities.....................       500,492         470,506          107,008         (25,356)       1,052,650
                                               -------------   -------------    -------------   --------------   -------------
Total stockholders' equity....................       155,329         806,253           16,502        (631,698)         346,386
                                               -------------   -------------    -------------   --------------   -------------
                                               $     655,821   $   1,276,759    $     123,510   $    (657,054)   $   1,399,036
                                               =============   =============    =============   ==============   =============

                                                               9

                                                    URS CORPORATION
                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                    (In thousands)
                                                      (Unaudited)

                                                              Three Months Ended July 31, 2000
                                         ----------------------------------------------------------------------------
                                                                          Subsidiary
                                                                             Non-
                                           Parent        Guarantors       Guarantors     Eliminations   Consolidated
                                           ------        ----------       ----------     -----------   ------------
Revenues...............................  $        --     $   498,473     $    62,308     $    (2,247)   $    558,534
                                         -----------     -----------     -----------     -----------    ------------
Expenses:
   Direct operating....................           --         309,606          36,500          (2,446)        343,660
   Indirect, general and
     administrative....................      (11,680)        157,994          24,386             230         170,930
   Interest expense, net...............       17,102            (150)            211              --          17,163
                                         -----------     ------------    -----------     -----------    ------------
                                               5,422         467,450          61,097          (2,216)        531,753
                                         -----------     -----------     -----------     -----------    ------------
Income (loss) before taxes.............       (5,422)         31,023           1,211             (31)         26,781
Income tax expense.....................       11,733             657             210              --          12,600
                                         -----------     -----------     -----------     -----------    ------------
Net income (loss)......................      (17,155)         30,366           1,001             (31)         14,181
Preferred stock dividend...............        2,143              --              --              --           2,143
                                         -----------     -----------     -----------     -----------    ------------
Net income (loss) available for
   common stockholders.................      (19,298)         30,366           1,001             (31)         12,038
Other comprehensive income,
   net of tax:
   Foreign currency adjustments........           --              --            (592)             --            (592)
                                         -----------     -----------     -----------     -----------    ------------
Comprehensive income (loss)............  $   (19,298)    $    30,366     $       409     $       (31)    $    11,446
                                         ===========     ===========     ===========     ===========    ============

                                                               Nine Months Ended July 31, 2000
                                         ----------------------------------------------------------------------------
                                                                          Subsidiary
                                                                             Non-
                                           Parent        Guarantors       Guarantors     Eliminations   Consolidated
                                           ------        ----------       ----------     ------------   ------------
Revenues...............................  $        --     $ 1,442,894     $   177,503     $   (13,585)   $  1,606,812
                                         -----------     -----------     -----------     -----------    ------------
Expenses:
   Direct operating....................           --         872,884         103,944         (13,783)        963,045
   Indirect, general and
     administrative....................       (2,833)        459,740          69,290             198         526,395
   Interest expense, net...............       54,120            (396)            652              --          54,376
                                         -----------     -----------     -----------     -----------    ------------
                                              51,287       1,332,228         173,886         (13,585)      1,543,816
                                         -----------     -----------     -----------     -----------    ------------
Income (loss) before taxes.............      (51,287)        110,666           3,617              --          62,996
Income tax expense.....................       27,707           1,101             292              --          29,100
                                         -----------     -----------     -----------     -----------    ------------
Net income (loss)......................      (78,994)        109,565           3,325              --          33,896
Preferred stock dividend...............        6,254              --              --              --           6,254
                                         -----------     -----------     -----------     -----------    ------------
Net income (loss) available for
   common stockholders.................      (85,248)        109,565           3,325              --          27,642
Other comprehensive income,
   net of tax:
   Foreign currency adjustments........           --              --          (2,005)             --          (2,005)
                                         -----------     -----------     -----------     -----------    ------------
Comprehensive income (loss)............  $   (85,248)    $   109,565     $     1,320     $        --    $     25,637
                                         ===========     ===========     ===========     ===========    ============

                                                          10

                                                    URS CORPORATION
                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                    (In thousands)
                                                      (Unaudited)
                                                               Nine Months Ended July 31, 2000
                                         ----------------------------------------------------------------------------
                                                                          Subsidiary
                                                                             Non-
                                           Parent        Guarantors       Guarantors     Eliminations   Consolidated
                                           ------        ----------       ----------     ------------   ------------
Cash flows from operating activities:
   Net income (loss)...................  $   (78,994)    $   109,565     $     3,325      $        --    $    33,896
                                         -----------     -----------     -----------      -----------    -----------
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
   Depreciation and amortization.......        7,542          22,291           1,889               --         31,722
   Amortization of financing fees .....        2,581              --              --               --          2,581
   Receivable allowances...............       (7,186)          3,936          (2,211)            (780)        (6,241)
Changes in current assets and
   liabilities:
   Accounts receivable and costs and
     accrued earnings in excess of
     billings on contracts in process..           --          (7,095)          8,828              546          2,279
   Prepaid expenses and other  assets..       (4,858)          3,744            (930)           1,477           (567)
   Accounts payable, accrued salaries
     and wages and accrued expenses....      105,191        (114,807)          2,050           (9,675)       (17,241)
   Billings in excess of costs and
     accrued earnings on contracts in
     process...........................           --          (8,703)          3,424            4,336           (943)
   Deferrals and other, net............      (19,229)        (13,351)         (3,760)           4,096        (32,244)
                                         -----------     -----------     -----------      -----------    -----------

     Total adjustments.................       84,041        (113,985)          9,290               --        (20,654)
                                         -----------     -----------     -----------      -----------    -----------
    Net cash provided (used) by
     operating activities..............        5,047          (4,420)          12,615             --          13,242
                                         -----------     -----------     -----------      -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of
     subsidiaries                             20,000              --              --               --         20,000
    Capital expenditures...............          (98)        (11,409)         (2,119)              --        (13,626)
                                         -----------     -----------     -----------      -----------    -----------
   Net cash provided (used) by
     investing activities..............       19,902         (11,409)         (2,119)              --          6,374
                                         -----------     -----------     -----------      -----------    -----------
Cash flows from financing activities:
   Payment on long-term debt, bank
     borrowings and capital lease
     obligations.......................      (31,403)         (1,548)         (6,442)              --        (39,393)
   Proceeds from sale of common
     shares and exercise of stock
     options...........................        4,662              --              --               --          4,662
                                         -----------     -----------     -----------      -----------    -----------
   Net cash (used) by financing
     activities........................      (26,741)         (1,548)         (6,442)              --        (34,731)
                                         -----------     -----------     -----------      -----------    -----------

Net increase (decrease) in cash........       (1,792)        (17,377)          4,054               --        (15,115)
Cash at beginning of period............        6,722          17,028          21,937               --         45,687
                                         -----------     -----------     -----------      -----------    -----------

Cash at end of period..................  $     4,930     $      (349)    $    25,991      $        --    $    30,572
                                         ===========     ===========     ===========      ===========    ===========

                                                          11

                                                       URS CORPORATION
                                            CONDENSED CONSOLIDATING BALANCE SHEET
                                                        (In thousands)
                                                                       October 31, 1999
                                         ----------------------------------------------------------------------------
                                                                          Subsidiary
                                                                             Non-
                                           Parent        Guarantors       Guarantors     Eliminations   Consolidated
                                           ------        ----------       ----------     ------------   ------------
ASSETS
Current assets:
   Cash................................  $     6,722     $    17,028     $    21,937      $        --    $    45,687
   Accounts receivable, net............      (15,000)        592,159          90,818           (2,016)       665,961
   Deferred income taxes...............           --           8,681           1,324               --         10,005
   Prepaid expenses and other
     assets............................        4,640          18,624             847               --         24,111
                                         -----------     -----------     -----------      -----------    -----------
     Total current assets..............       (3,638)        636,492         114,926           (2,016)       745,764
Property and equipment, net............          445          81,526          11,194               --         93,165
Goodwill, net..........................      233,081         322,363           3,633          (29,380)       529,697
Investment in unconsolidated
   subsidiaries........................      252,025         554,834           3,231         (810,090)            --
Inter-company receivable...............           --           5,460          (4,207)          (1,253)            --
Other assets...........................       12,025          46,215           2,002            8,619         68,861
                                         -----------     -----------     -----------      -----------    -----------
                                         $   493,938     $ 1,646,890     $   130,779      $  (834,120)   $ 1,437,487
                                         ===========     ===========     ===========      ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term
     debt..............................  $    18,392     $    16,514     $    16,250      $   (11,733)   $    39,423
   Accounts payable....................       27,381          95,277          13,686           (6,299)       130,045
   Inter-company payable...............     (471,007)        452,321          54,447          (35,761)            --
   Accrued expenses and other..........       27,132          68,613          28,185           22,966        146,896
   Billings in excess of costs and
     accrued earnings on contracts in
     process...........................           --          70,369           4,280           (4,336)        70,313
                                         -----------     -----------     -----------      -----------    -----------
     Total current liabilities.........     (398,102)        703,094         116,848          (35,163)       386,677
Long-term debt.........................      635,016          13,540             401               --        648,957
Other..................................       44,909          75,400             694          (29,652)        91,351
                                         -----------     -----------     -----------      -----------    -----------
     Total liabilities.................      281,823         792,034         117,943          (64,815)     1,126,985
Total stockholders' equity.............      212,115         854,856          12,836         (769,305)       310,502
                                         -----------     -----------     -----------      -----------    -----------
                                         $   493,938     $ 1,646,890     $   130,779      $  (834,120)   $ 1,437,487
                                         ===========     ===========     ===========      ===========    ===========

                                                          12

                                                    URS CORPORATION
                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                    (In thousands)
                                                      (Unaudited)
                                                               Three Months Ended July 31, 1999
                                         ----------------------------------------------------------------------------
                                                                          Subsidiary
                                                                             Non-
                                           Parent        Guarantors       Guarantors     Eliminations   Consolidated
                                           ------        ----------       ----------     ------------   ------------
Revenues...............................  $        --     $   385,457     $    44,518      $    (1,493)   $   428,482
                                         -----------     -----------     -----------      -----------    -----------
Expenses:
   Direct operating....................           --         228,817          28,207           (1,493)       255,531
   Indirect, general and
     administrative....................          103         132,936          10,347               --        143,386
   Interest expense, net...............        9,603            (292)          1,470               --         10,781
                                         -----------     -----------     -----------      -----------    -----------
                                               9,706         361,461          40,024           (1,493)       409,698
                                         -----------     -----------     -----------      -----------    -----------
Income (loss) before taxes.............       (9,706)         23,996           4,494               --         18,784
Income tax expense.....................        6,634              --           1,766               --          8,400
                                         -----------     -----------     -----------      -----------    -----------
Net income (loss)......................      (16,340)         23,996           2,728               --         10,384
Preferred stock dividend...............        1,333              --              --               --          1,333
                                         -----------     -----------     -----------      -----------    -----------
Net income (loss) available for
   common stockholders.................      (17,673)         23,996           2,728               --          9,051
Other comprehensive income,
   net of tax:
   Foreign currency adjustments........           --              --             360               --            360
                                         -----------     -----------     -----------      -----------    -----------
Comprehensive income (loss)............  $   (17,673)    $    23,996     $     3,088      $        --    $     9,411
                                         ===========     ===========     ===========      ===========    ===========


                                                               Nine Months Ended July 31, 1999
                                         ----------------------------------------------------------------------------
                                                                          Subsidiary
                                                                             Non-
                                           Parent        Guarantors       Guarantors     Eliminations   Consolidated
                                           ------        ----------       ----------     ------------   ------------
Revenues...............................  $        --     $   765,048     $    87,267      $    (2,557)   $   849,758
                                         -----------     -----------     -----------      -----------    -----------
Expenses:
   Direct operating....................           --         451,066          52,380           (2,557)       500,889
   Indirect, general and
     administrative....................        1,038         261,873          29,212               --        292,123
   Interest expense, net...............       13,762             183           1,550               --         15,495
                                         -----------     -----------     -----------      -----------    -----------
                                              14,800         713,122          83,142           (2,557)       808,507
                                         -----------     -----------     -----------      -----------    -----------
Income (loss) before taxes.............      (14,800)         51,926           4,125               --         41,251
Income tax expense.....................       16,380              --           1,820               --         18,200
                                         -----------     -----------     -----------      -----------    -----------
Net income (loss)......................      (31,180)         51,926           2,305               --         23,051
Preferred stock dividend...............        1,333              --              --               --          1,333
                                         -----------     -----------     -----------      -----------    -----------
Net income (loss) available for
   common stockholders.................      (32,513)         51,926           2,305               --         21,718
Other comprehensive income,
   net of tax:
   Foreign currency adjustments........           --              --             430               --            430
                                         -----------     -----------     -----------      -----------    -----------
Comprehensive income (loss)............  $   (32,513)    $    51,926     $     2,735      $        --    $    22,148
                                         ===========     ===========     ===========      ===========    ===========

                                                    URS CORPORATION
                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                    (In thousands)
                                                      (Unaudited)
                                                               Nine Months Ended July 31, 1999
                                         ----------------------------------------------------------------------------
                                                                          Subsidiary
                                                                             Non-
                                           Parent        Guarantors       Guarantors     Eliminations   Consolidated
                                           ------        ----------       ----------     ------------   ------------
Cash flows from operating activities:
   Net income (loss)...................  $   (31,180)    $    51,926     $     2,305      $        --    $    23,051
                                         -----------     -----------     -----------      -----------    -----------
Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
   Depreciation and amortization.......        1,019          13,191           1,632               --         15,842
   Amortization of financing fees......          320              --              --               --            320
   Receivable allowances...............           --           3,992              --               --          3,992
Changes in current assets and
   liabilities:
   Accounts receivable and costs and
     accrued earnings in excess of
     billings on contracts in process..           --         (31,870)         10,014          (20,150)       (42,006)
   Prepaid expenses and other
     assets............................      (12,177)         22,482          (2,836)         (13,119)        (5,650)
   Accounts payable, accrued salaries
     and wages and accrued
     expenses..........................      (42,927)        (38,890)         (2,288)          41,326        (42,779)
   Billings in excess of costs and
     accrued earnings on contracts in
     process...........................           --            (447)         (3,554)          (1,738)        (5,739)
   Deferrals and other, net............       14,717         (19,084)          8,377           (6,319)        (2,309)
                                         -----------     -----------     -----------      -----------    -----------
     Total adjustments.................      (39,048)        (50,626)         11,345               --        (78,329)
                                         -----------     -----------     -----------      -----------    -----------
 Net cash provided (used) by operating
   activities..........................      (70,228)          1,300          13,650               --        (55,278)
                                         -----------     -----------     -----------      -----------    -----------
Cash flows from investing activities:
   Business acquisition, net of cash
     acquired..........................     (316,167)             --              --               --       (316,167)
   Capital expenditures................         (115)         (7,593)         (2,483)              --        (10,191)
                                         -----------     -----------     -----------      -----------    -----------
   Net cash (used) by investing
     activities........................     (316,282)         (7,593)         (2,483)              --       (326,358)
                                         -----------     -----------     -----------      -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of debt......      854,440              --             299               --        854,739
   Principal payments on long-term
     debt..............................     (589,597)             --              --               --       (589,597)
   Payments on merger fees.............      (18,738)             --              --               --        (18,738)
   Proceeds from lines of credit.......       15,000              --              --               --         15,000
   Proceeds from issuance of preferred
     stock.............................      100,000              --              --               --        100,000
   Payments on financing fees related
     to issuance of preferred stock....       (1,500)             --              --               --         (1,500)
   Proceeds from sale of common shares
     and exercise of stock options.....        4,941              --              --               --          4,941
                                         -----------     -----------     -----------      -----------    -----------
   Net cash provided by financing
     activities........................      364,546              --             299               --        364,845
                                         -----------     -----------     -----------      -----------    -----------

Net increase (decrease) in cash........      (21,964)         (6,293)         11,466               --        (16,791)
Cash at beginning of period............       26,949           6,538           3,042               --         36,529
                                         -----------     -----------     -----------      -----------    -----------

Cash at end of period..................  $     4,985     $       245     $    14,508      $        --    $    19,738
                                         ===========     ===========     ===========      ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We report the results of our operations on a fiscal year, which ends on October 31. This Management Discussion and Analysis ("MD&A") should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which was previously filed with the Securities and Exchange Commission.

Results of Operations

   Third quarter ended July 31, 2000 vs. July 31, 1999

    Our revenues were $558,534,000 for the quarter ended July 31, 2000, an increase of $130,052,000 or 30%, over the amount reported for the same period last year. The growth in revenue is primarily attributable to the acquisition of D-M in June 1999.

    Direct operating expenses for the quarter ended July 31, 2000, which consist of direct labor and other direct expenses, including subcontractor costs, increased $88,129,000, a 34% increase over the amount reported for the same period last year. The increase is due to the addition of direct operating expenses of D-M. Indirect, general and administrative expenses for the quarter ended July 31, 2000 increased $27,544,000, or 19%, over the amount reported for the same period last year, as a result of the addition of D-M overhead. Direct, indirect, and general and administrative expenses generally increased at the same rate as revenues. Interest expense increased due to additional indebtedness incurred in connection with the acquisition of D-M and to a lesser extent to increased interest rates.

    Our earnings before income taxes were $26,781,000 for the third quarter ended July 31, 2000 compared to $18,784,000 for the same period last year. Our effective income tax rates for the quarters ended July 31, 2000 and 1999 were approximately 47% and 45%, respectively.

    We reported net income of $14,181,000 or $0.64 per share on a diluted basis for the third quarter ended July 31, 2000, compared with $10,384,000, or $0.53 per share for the same period last year.

    Our   backlog  at  July  31,  2000  was   $1,573,000,000,   as  compared  to
$1,260,000,000 at October 31, 1999.

   Nine months ended July 31, 2000 vs. July 31, 1999

    Our revenues were $1,606,812,000 for the nine months ended July 31, 2000, an increase of $757,054,000 or 89%, over the amount reported for the same period last year. The growth in revenues is primarily attributable to the acquisition of D-M in June 1999.

    Direct operating expenses for the nine months ended July 31, 2000, which consists of direct labor and other direct expenses including subcontractor costs, increased $462,156,000, or 92%, over the amount reported in the same period last year. The increase is due to the addition of direct operating expenses of D-M. Indirect, general and administrative expenses were $526,395,000 for the nine months ended July 31, 2000, an increase of $234,272,000 or 80%, over the amount reported for the same period last year as a result of the addition of D-M overhead. Direct, indirect, and general and administrative expenses generally increased at the same rate as revenues. Interest expense increased due to additional indebtedness incurred in connection with the acquisition of D-M and to a lesser extent to increased interest rates.

    Our earnings before income taxes were $62,996,000 for the nine months ended July 31, 2000 compared to $41,251,000 for the same period last year. Our effective income tax rates for the nine months ended July 31, 2000 and 1999 were approximately 46% and 44% respectively.

    We reported net income of $33,896,000 or $1.55 per share on a diluted basis for the nine months ended July 31, 2000, compared with $23,051,000 or $1.30 per share for the same period last year.

Liquidity and Capital Resources

    At July 31, 2000, we had working capital of $362,753,000, an increase of $3,666,000 from October 31, 1999. During the nine-month period ended July 31, 2000, we repaid $39,393,000 of our senior long-term debt, bank borrowings and capital lease obligations.

    Substantially all of our cash flow is generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided mainly from receipts of our subsidiaries. Under certain circumstances, legal and contractual restrictions, as well as financial condition and reporting requirements, of the subsidiaries may limit our ability to obtain cash from the subsidiaries.

    Our liquidity and capital measurements are set forth below:

                                                           As of July 31, 2000
                                                           -------------------
        Working capital.................................   $       362,753,000
        Working capital (current) ratio.................                2 to 1
        Average days to convert billed accounts
         receivable to cash.............................                    70
        Percentage of debt to equity....................                   189%

    Our cash and cash equivalents amounted to $30,572,000 at July 31, 2000, a decrease of $15,115,000 from October 31, 1999. The decrease is primarily due to cash used for capital expenditures of $13,626,000 and repayment of indebtedness of $39,393,000, offset by proceeds received from sale of subsidiary of $20,000,000 and cash flows generated from operations of $13,242,000.

    During the nine-month period ended July 31, 2000, cash flow provided by operating activities totaled $13,242,000. We intend to satisfy our working capital needs primarily through internal cash generation. Our primary sources of liquidity will be cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash will be to fund our working capital and capital expenditures and to service our debt. We believe that our existing financial resources, together with our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our combined operations and capital expenditure needs for the foreseeable future.

    During the fiscal year ended October 31,1999, we paid $376.2 million for the purchase of D-M. To fund this transaction and to refinance outstanding bank debt, we incurred new borrowings of $650 million from establishing a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank") and from the issuance of 12 1/4% Senior Subordinated Exchange Notes. In addition, we sold 46,082.95 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100 million.

    Senior Collateralized Credit Facility. The senior collateralized credit facility was funded on June 9, 1999 ("Funding Date") and provides for three term loan facilities in the aggregate amount of $450,000,000 and a revolving credit facility in the amount of $100,000,000. The term loan facilities consist of Term Loan A, a $250,000,000 tranche, Term Loan B, a $100,000,000 tranche, and Term Loan C, another $100,000,000 tranche.

    Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3,000,000 per quarter for the following four quarters. Thereafter and through the sixth anniversary of the Funding Date, annual principal payments under Term Loan A range from $25,000,000 to a maximum of $58,000,000 with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on the sixth anniversary of the Funding Date. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1,000,000 in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in four equal quarterly installments in year seven. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1,000,000 in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year eight. The revolving credit facility expires, and is repayable in full, on June 9, 2005.

    The term loans each bear interest at a rate per annum equal to, at our option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at our option, either the Base Rate, LIBOR or the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance-pricing grid based on our ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"). The "Base Rate" is defined as the higher of the Bank's Prime Rate and the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation by first class banks in the London interbank market to the Bank for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to the Bank in the London interbank market as determined by the British Bankers' Association. We may determine which interest rate options to use and interest periods will apply for such periods for both the term loans and the revolving credit facility.

    At July 31, 2000, our revolving credit facility with the Bank provides for advances up to $100,000,000. Also at July 31, 2000, we had outstanding letters of credit aggregating $37,400,000, which reduced the amount available to us under our revolving credit facility to $62,600,000.

    The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions upon incurring additional debt, paying dividends, or making distributions to our stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments, and require us to submit quarterly compliance certification. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, a pro-forma EBITDA minimum of $142,000,000 and a maximum leverage ratio of 4.25 to 1.00 for the period ended July 31, 2000. We were fully compliant with these covenants as of July 31, 2000.

    12 1/4% Senior Subordinated Exchange Notes. Our Notes are due in 2009. Each Note bears interest at 12 1/4% per annum. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The Notes are subordinate to the senior collateralized credit facility. As of July 31, 2000, we owed $200,000,000 on our Notes.

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

    Interest Rate Swap Agreement. We have entered into an interest rate swap agreement with the Bank. This interest rate swap effectively fixes the interest rate on $55,000,000 of our LIBOR-based borrowings at 5.97% plus the applicable margin through January 31, 2001. The actual borrowing cost to us with respect to indebtedness covered by this interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.75% to 3.50%, which will provide for an all-in annual interest rate range from 8.72% to 9.47% on these $55,000,000 of our borrowings.

    Interest Rate Cap Agreement. We entered into an interest rate cap agreement with the Bank. This agreement caps the interest rate at 7% for $165,800,000 of our LIBOR-based borrowings through July 31, 2002 and is incremental to the interest rate swap agreement stated above.

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

    We are a highly leveraged company. As of July 31, 2000, we had approximately $655.3 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

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

    Our senior collateralized credit facility and our obligations under the Notes limit our ability to sell assets and also restrict the use of proceeds from any such sale. Moreover, the senior collateralized credit facility is secured by substantially all of our assets. Furthermore, a substantial portion of our assets is, and may continue to be, intangible assets. Therefore, we cannot assure you that our assets could be sold quickly enough or for sufficient amounts to enable us to meet our debt obligations.

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

    Some of these government contracts are subject to renewal or extension annually, so we cannot assure you of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. As a result, we may incur costs in connection with the termination of these contracts. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment in our revenues if actual recoverable costs exceed billed recoverable costs.

    We must  maintain  our  present  responsibility  to be  eligible  to perform government contracts. From time to time allegations of improper conduct in connection with government contracting have been made against us and these could be the subjects of suspension or debarment consideration. We investigate all such allegations thoroughly and believe that appropriate actions have been taken in all cases. Additionally, we maintain a compliance program in an effort to assure that no improper conduct occurs in connection with government contracting.

We may be unable to estimate accurately our cost in performing services for our clients. This may cause us to have low profit margins or incur losses.

    We submit some proposals on projects based an estimate of the costs we will likely incur. To the extent we cannot control overhead, general and administrative and other costs, or underestimate such costs, we may have low profit margins or may incur losses.

We are subject to risks from changes in environmental legislation, regulation and governmental policies.

    Federal laws, such as the Resource Conservation and Recovery Act of 1976, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA"), and various state and local laws, strictly regulate the handling, removal, treatment and transportation of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries or property damages. We handle, remove, treat and transport toxic or hazardous substances. Consequently, we may be exposed to claims for damages caused by environmental contamination.

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

    Various legal proceedings are pending against us alleging, among other things, breaches of contract or negligence in connection with our performance of professional services. In some actions, punitive or treble damages are sought which substantially exceed our insurance coverage. If we sustain damages greater than our insurance coverage, there could be a material adverse effect on our business, financial condition and results of operations.

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

    We are engaged in highly fragmented and very competitive markets in our service areas. We will compete with firms of various sizes, several of which are substantially larger than us and which possess greater technical resources. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. As a result, we will compete against several larger companies that have the ability to offer more diverse services to a wider client base. These competitive forces could have a material adverse effect on our business, financial condition and results of operations.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Exhibit Number                              Exhibit
       -------------                               -------

       10.1 Employment Agreement, dated November 19, 1999, between URS Corporation and David C. Nelson. FILED HEREWITH.

       27                       Financial Data Schedule (electronic filing only)

  (b) Reports on Form 8-K
      None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated September 12, 2000            URS CORPORATION

                                    /s/ Kent Ainsworth
                                    --------------------------------------------
                                    Kent P. Ainsworth
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit                                                            Sequentially
Number       Exhibit                                               Numbered Page
------       -------                                               -------------

10.1         Employment Agreement, dated November 19, 1999,             25
             between URS Corporation and David C. Nelson.
             FILED HEREWITH.