Form 10-K
period 2000-10-31
URS CORP /NEW/
filed 2001-01-18
CIK 102379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

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

8 5/8% Senior Subordinated Debentures due 2004          New York Stock Exchange

6 1/2% Convertible Subordinated Debentures due 2012     New York Stock Exchange
                                                        Pacific Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                   12 1/4% Senior Subordinated Notes due 2009.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

     On January 2, 2001, there were 16,879,336 shares of Common Stock outstanding, and the aggregate market value of the shares of Common Stock of URS Corporation held by non-affiliates was approximately $222.2 million based on the closing sales price as reported in the consolidated transaction reporting system.

                       Documents Incorporated by Reference

Items 10, 11, and 12 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 20, 2001.

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

ITEM 1.  BUSINESS

     We are an engineering services firm that provides a broad range of planning, design and program and construction management services. We provide these services in seven markets: surface transportation, air transportation, railroads/mass transit, industrial process/petrochemical, general building and facilities, water/wastewater and hazardous waste. We provide services to state, local and Federal government agencies, as well as to private clients in the chemical, pharmaceutical, manufacturing, forest products, energy, oil, gas, mining, healthcare, water supply, retail and commercial development, telecommunications and utilities industries. We conduct business through approximately 319 principal offices and have approximately 15,900 employees located throughout the world, including the United States, Europe and the Asia/Pacific region.

Acquisitions

     In November 1997, we acquired privately held Woodward-Clyde Group, Inc. of Denver, Colorado, a firm specializing in geotechnical and environmental engineering ("W-C"). For a discussion of the effect of the W-C acquisition upon our operations, see Management's Discussion and Analysis of Results of Operations and Financial Condition.

     In February 1999, we acquired privately held Thorburn Colquhoun Holdings plc, a civil and structural engineering consulting firm based in the United Kingdom ("T-C"). For a discussion of the effect of the T-C acquisition upon our operations see Management's Discussion and Analysis of Results of Operations and Financial Condition.

     In June 1999, we acquired publicly held Dames and Moore Group, an engineering and construction services firm ("D-M"). For a discussion of the effect of the D-M acquisition upon our operations, see Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

     Planning. Planning covers a broad range of assignments from conceptual design and technical and economic feasibility studies to community involvement programs and archaeological investigations. In many instances, we use the planning process to develop the blueprint, or overall scheme, for the project. We use planning analyses and reports to identify and evaluate alternatives, estimate usage levels, determine financial feasibility, assess available technology, ascertain economic and environmental impacts and recommend optimal courses of action. Projects can include master planning, land use planning, feasibility studies, transportation planning, zoning, permitting and compliance with applicable regulations.

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

     Program and Construction Management. Our program and construction management services include master scheduling of both the design and construction phases, construction and life-cycle cost estimating, cash flow analyses, value engineering, constructability reviews, environmental and specialized engineering and construction and bid management. Once construction has begun, we oversee and coordinate the activities of construction contractors. This frequently involves acting as the owner's representative for on-site supervision and inspection of the contractor's work. In this role, our objective is to monitor a project's schedule, cost and quality. In addition, we act as the general contractor or sub-contractor on demolition and environmental contracts wherein we take responsibility for contractor's risk and methods. These construction projects account for approximately 10% of our revenues.

Markets

     Our strategy is to focus on the infrastructure market, including surface, air and rail transportation systems, industrial process/petrochemical and facilities projects and environmental programs involving water/wastewater and hazardous waste management. We perform our business development and sales activities primarily at our network of offices around the world. In addition, we coordinate national and global marketing efforts on large projects and for multi-national clients on a company-wide basis. For financial information about our segment reporting, see Note 9 to the Financial Statements.

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

     Facilities. Our architects and engineers specialize in the design of new buildings and the rehabilitation and expansion of existing facilities. The facility design practice covers a broad range of building types, including facilities for education, criminal justice, healthcare, commerce, industry, government, military, transportation, sports and recreation. With the increased interest in historic preservation, adaptive reuse and seismic safety, a significant portion of our practice focuses on facility assessments, code and structural evaluations and renovation projects to maintain aging building infrastructure.

     Water/Wastewater. We provide services for the planning, design and construction of all types of water and wastewater facilities to ensure that the quality and quantity of the world's water supply is maintained. Services include water quality studies, new and expanded water supply, storage, distribution, and treatment systems, municipal wastewater treatment plants and sewer systems, watershed and stormwater management and flood control. We also respond to this market with specialized expertise in the design and seismic retrofit of earth, rockfill and roller-compacted concrete dams, as well as the design of reservoirs, impoundments, including mine tailings disposal and large outfall structures.

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

Clients

     We provide our services to a broad range of clients, including state, local and municipal agencies, the Federal government and private sector businesses. Our state and local government clients include approximately 40 state departments of transportation, water utilities, local power generators, wastewater treatment agencies, environmental protection agencies, schools and colleges, law enforcement, judiciary, hospitals and healthcare providers. We provide services to Federal agencies, including the Army, Environmental Protection Agency, Navy, Air Force, Coast Guard, United States Postal Service and Department of Energy. Our private sector clients include retail and commercial, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities.

     For the five years ended October 31, 2000, our revenues were attributed to the following categories:

                                      2000                1999                1998                 1997               1996
                                      ----                ----                ----                 ----               ----
                                                               (Dollars in thousands)
Domestic:

Local and state
agencies..............      $  728,861      33%    $  470,958     33%    $346,072    43%    $ 255,423     63%   $ 198,472     65%

Federal agencies........       354,581      16        235,039     17      116,340    14        67,042     17       64,226     21

Private businesses......       886,453      40        558,314     39      288,067    36        83,986     20       42,772     14

International.............     235,683      11        154,211     11       55,467     7            --     --           --     --
                            ----------     ----    ----------    ---     --------    ----   ---------    ---    ---------   ----
  Total...................  $2,205,578     100%    $1,418,522    100%    $805,946    100%   $ 406,451    100%   $ 305,470   100%
                            ==========     ===     ==========    ===     ========    ===    =========    ===    =========   ====

International Business

     We currently derive approximately 11% of our revenues from international operations. Our focus is to provide a range of services to local and national governmental units and private sector businesses, both domestic and multi-national. The markets we serve are primarily industrial process/petrochemical, facilities, hazardous waste and surface transportation. Our international business is located in the United Kingdom and Western Europe, the Asia/Pacific region, including Australia, New Zealand, Singapore and the Philippines, and the Americas, including Canada, Mexico and Central and South America.

Contract Pricing and Terms of Engagement

     We earn our revenues from cost-plus, fixed price and time-and-materials contracts.

     Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated rates based on our direct and indirect costs. Labor costs and subcontractor services are the principal components of our direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts subject to such regulations. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment based on the total actual number of labor hours expended. If the total actual number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment for such overage. Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

     Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, we make no revenue adjustments if we over-estimate or under-estimate the costs required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent that costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on the project if the costs exceed the estimates.

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

Backlog, Project Designations and Indefinite Delivery Contracts

     Our contract backlog was $1.7 billion at October 31, 2000, compared to $1.3 billion at October 31, 1999. Our contract backlog consists of the amount billable at a particular point in time for future services under signed and funded contracts. We include indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $1.7 billion at October 31, 2000, we expect to fill approximately 70%, or approximately $1.2 billion, within the next fiscal year ending October 31, 2001.

     Customers also have designated us as the recipient of future contracts. These "designations" are projects that customers have awarded to us but for which we do not have signed contracts. We include in designations task orders under executed indefinite delivery contracts that we expect clients to issue over the next twelve months. We estimate total contract designations to be $817 million at October 31, 2000, as compared to $775 million at October 31, 1999. Typically, a significant portion of designations are converted into signed contracts. However, we cannot provide any assurance that this experience will continue to occur in the future.

     Indefinite delivery contracts are signed contracts pursuant to which we perform work only when the client issues specific task orders. Generally these contracts exceed one year and often indicate a maximum term and potential value. Certain indefinite delivery contracts are for a definite time period with renewal option periods at the client's discretion. While we believe that we will continue to get work under these contracts over their entire term, because of renewals and the necessity for issuance of individual task orders, we cannot be assured of continued work by us and the realization of the potential maximum values under these contracts. However, because of the increasing frequency with which our government and private sector clients use this contracting method, we believe the potential value should be disclosed along with backlog and designations as an indicator of our future business. When the client notifies us of the scope and pricing of task orders, we add the estimated value of such task orders to designations. When such task orders are signed and funded, we put their value into backlog. As of October 31, 2000, our five largest indefinite delivery contracts were as follows:

                                             Total                                                      Estimated
                                           Potential                                    Estimated       Remaining
         Contract              Term         Values         Revenue        Backlog      Designations      Values
         --------              ----         ------         -------        -------      ------------      ----
                                                            (In millions)
USAF-AFCEE(1)............    1997-2005    $ 190.0        $  62.4        $  32.6          $ 15.8        $  79.2
MRS OAMS(2)..............    1997-2003      150.0            1.0            7.9              --          141.1

METRIC(3)................    1997-2004      190.0            6.8            9.3              --          173.9
EPA RAC 9(4).............    1998-2008      140.0            4.6            3.0            17.7          114.7
EPA RAC 10(5)............    1998-2008      101.0           21.8            4.7             8.6           65.9
                                          -------        -------        -------          ------        -------
    Total................                 $ 771.0        $  96.6        $  57.5          $ 42.1        $ 574.8
                                          =======        =======        =======          ======        =======

The names of the clients and the complete titles of the contracts listed in the table above are:

(1)   Department of the Air Force, Remedial Design.
(2) Department of the Air Force, McClellan Remedial Systems Operations and Maintenance Services.
(3) Department of the Air Force, McClellan Environmental Remedial Implementation Contract.
(4) United States Environmental Protection Agency, Response Action Contract, Region 9.
(5) United States Environmental Protection Agency, Response Action Contract, Region 10.

Competition

     Our industry is highly fragmented and very competitive. As a result, in each specific market area, we compete with many engineering and consulting firms, some of which are substantially larger than us and possess greater financial resources. No firm currently dominates any significant portion of our market areas. Competition is based on quality of service, expertise, price, reputation and local presence, or the ability to provide services globally. We believe that we compete favorably with respect to each of these factors in the market areas we serve.

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

Insurance

     Currently, we have limits of $125.0 million per loss and $125.0 million in the annual aggregate for general liability, professional errors and omissions liability and contractor's pollution liability insurance. These programs each have a self-insured claim retention of $0.1 million, $1.0 million, and $0.25 million, respectively. With respect to D-M claims arising from professional errors and omissions prior to the acquisition, we have maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if we do not continue to maintain these excess policies, we will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. It is our intent to maintain these policies, but there can be no assurance that we can maintain existing coverage or that claims will not exceed the available amount of insurance. We believe that our claim reserves combined with our insurance coverage will be adequate for our present and reasonably foreseeable future operations. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Employees

     As of October 31, 2000, we had approximately 15,900 employees in total. We employ, at various times on a temporary or part-time basis, up to several thousand persons to meet contractual requirements. Approximately 320 of our employees are covered by collective bargaining agreements. We have never experienced a strike or work stoppage. We believe that employee relations are good.

ITEM 2.  PROPERTIES

     We lease office space in 319 principal locations throughout the world. Most of the leases are written for a minimum term of three years with options for renewal, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2010. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS

     Various legal proceedings are pending against us or our subsidiaries alleging, among other things, breaches of contract or negligence in connection with our performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage. Based on our previous experience with claims settlement and the nature of the pending legal proceedings, we do not believe that any of the legal proceedings are likely to result in a judgment against, or settlement by, us that would materially exceed our insurance coverage or have a material adverse effect on our consolidated financial position and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

             Name                                                    Position Held                                      Age
             ----                                                    -------------                                      ---
Martin M. Koffel....................    Chief Executive Officer,  President and Director from May 1989; Chairman        61
                                        of the Board from June 1989; Director of McKesson HBOC, Inc.

Kent P. Ainsworth...................    Executive  Vice  President  from April 1996;  Vice  President  and Chief        54
                                        Financial Officer from January 1991; Secretary from May 1994.

Joseph Masters......................    Vice  President  and General  Counsel since July 1997;  Vice  President,        44
                                        Legal,  from April  1994 to June  1997;  Vice  President  and  Associate
                                        General  Counsel of URS  Consultants,  Inc. from May 1992 to April 1994;
                                        outside counsel to URS from January 1990 to May 1992.

Irwin L. Rosenstein.................    President of General  Engineering Group ("GEG"),  a principal  operating        64
                                        group of URS since  November  1999;  President  of URS Greiner  Woodward
                                        Clyde Group, Inc.  ("URSGWC"),  the Company's former principal operating division,  from November 1998 to October 1999;  President of URS Greiner
                                        ("URSG"),  URS's former principal operating division, from November 1997 to October 1998;  President of URS  Consultants,  Inc.  ("URSC"),  URS's
                                        former  principal  operating  division,  from  February 1989 to November
                                        1997; Director  since February 1989; Vice President since 1987.

Jean-Yves Perez.....................    Director  and  Executive  Vice  President  of GEG since  November  1999;        55
                                        Executive Vice  President of URSGWC,  URS's former  principal  operating
                                        division,   from   November   1998  to  October   1999;   President   of
                                        Woodward-Clyde  Group,  Inc.  ("W-C"),  a division of URS from  November
                                        1997 to October 1998;  Director of URS since  November  1997;  President and Chief Executive Officer of W-C from 1987 to October 1997.

Susan B. Kilgannon..................    Vice President,  Communications, of the Company since October 1999; Vice        41
                                        President of URSGWC,  URS's former principal  operating  division,  from
                                        November  1998 to October  1999;  Vice  President of URSG,  URS's former principal operating  division,  from November 1997 to October 1998; Vice
                                        President  of URSC,  URS's former  principal  operating  division,  from
                                        March 1992 to November 1997.

David C. Nelson.....................    Vice President and Treasurer  since December 1999;  Assistant  Treasurer        47
                                        of  Seagate  Technology,  Inc.  from  February  1996 to  December  1999;
                                        Assistant  Treasurer  of  Conner  Peripherals,  Inc.  from  May  1995 to
                                        February 1996; Director of International  Finance of Conner Peripherals,
                                        Inc. from October 1994 to May 1995.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The shares of our Common Stock are listed on the New York Stock Exchange and the Pacific Exchange (under the symbol "URS"). At January 2, 2001, we had approximately 4,591 stockholders of record. The following table sets forth the high and low closing sale prices of our Common Stock, as reported by The Wall Street Journal for the periods indicated.

                                                     Market Price
                                          ------------------------------------
                                               Low                  High
                                          --------------        --------------
Fiscal Period:
1999:
   First Quarter.......................      $  17.94              $  24.00
   Second Quarter......................      $  15.75              $  23.44
   Third Quarter.......................      $  22.06              $  29.31
   Fourth Quarter......................      $  18.00              $  25.88
2000:
   First Quarter.......................      $  17.25              $  21.75
   Second Quarter......................      $  11.13              $  17.38
   Third Quarter.......................      $  12.69              $  15.94
   Fourth Quarter......................      $  11.38              $  15.50
2001:
   First Quarter.......................      $  12.19              $  14.88
   (through January 2, 2001)

     We have not paid cash dividends since 1986 and, at the present time, our management does not anticipate paying dividends on our outstanding Common Stock in the near future. Further, we are precluded from paying dividends on our outstanding Common Stock pursuant to our senior collateralized credit facility with our lender and the indentures governing the 8 5/8% senior subordinated debentures and the 12 1/4% senior subordinated notes. See Item 8, Consolidated Financial Statements and Supplementary Data, Note 7, Notes Payable and Long-Term Debt and Note 12, Stockholders' Equity.

ITEM 6.  SUMMARY OF SELECTED FINANCIAL INFORMATION

     The following table sets forth our selected financial data for the five years ended October 31, 2000. The data presented below should be read in conjunction with our Consolidated Financial Statements including the Notes thereto.


                    SUMMARY OF SELECTED FINANCIAL INFORMATION
                      (In thousands, except per share data)

                                                                           Years Ended October 31,
                                                       -----------------------------------------------------------------
                                                          2000          1999         1998         1997         1996
                                                          ----          ----         ----         ----         ----
Income Statement Data:
Revenues...........................................    $ 2,205,578   $ 1,418,522   $  805,946   $  406,451   $  305,470
                                                       -----------   -----------   ----------   ----------   ----------
Expenses:
   Direct operating................................      1,345,068       854,520      478,640      241,002      187,129
   Indirect, general and  administrative...........        697,051       463,132      277,065      141,442      102,389
   Interest expense, net...........................         71,861        34,589        8,774        4,802        3,897
                                                       -----------  ------------  -----------  -----------  -----------
                                                         2,113,980     1,352,241      764,479      387,246      293,415
                                                       -----------  ------------  -----------  -----------  -----------
Income before taxes................................         91,598        66,281       41,467       19,205       12,055
Income tax expense.................................         41,700        29,700       18,800        7,700        4,700
                                                       -----------  ------------  -----------  -----------  -----------
Net income.........................................         49,898        36,581       22,667       11,505        7,355
Preferred stock dividend...........................          8,337         3,333           --           --           --
                                                       -----------  ------------  -----------  -----------  -----------
Net income available for common stockholders.......         41,561        33,248       22,667       11,505        7,355
Other comprehensive income, net of tax:
Foreign currency translation adjustments...........         (2,609)          197           --           --           --
                                                       ------------ ------------  -----------  -----------  -----------
Comprehensive income...............................    $    38,952   $    33,445   $   22,667   $   11,505   $    7,355
                                                       ===========   ===========   ==========   ==========   ==========
Net income per common share:
   Basic...........................................    $       2.55  $      2.14   $      1.51  $      1.15  $       .92
                                                       ============  ===========   ===========  ===========  ===========
   Diluted.........................................    $       2.27  $      1.98   $      1.43  $      1.08  $       .81
                                                       ============  ===========   ===========  ===========  ===========

                                                                               As of October 31,
                                                       -----------------------------------------------------------------
                                                           2000          1999          1998         1997         1996
                                                           ----          ----          ----         ----         ----
Balance Sheet Data:
Working capital....................................    $   394,560   $   366,125   $  130,969   $   63,236   $   57,570
Total assets.......................................    $ 1,427,134   $ 1,444,525   $  451,704   $  210,091   $  194,932
Total debt.........................................    $   648,351   $   688,380   $  116,016   $   48,049   $   61,263
Mandatorily redeemable Series B exchangeable
   convertible preferred stock.....................    $   111,013   $   103,333   $       --   $       --   $       --
Stockholders' equity...............................    $   257,794   $   207,169   $  166,360   $   77,151   $   56,694

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

     We are an engineering services firm with domestic and international clients that include local, state and Federal government agencies and private clients in a broad array of industries. Revenues are earned from fixed-price, cost-plus and time-and-materials contracts. We recognize revenues by the percentage completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. The principal components of our direct operating costs are labor costs for employees who are directly involved in providing services to clients and subcontractor costs. Other direct operating expenses include those expenses associated with specific projects including materials and incidental expenditures. Indirect, general and administrative expenses include salaries and benefits for management, administrative, marketing and sales personnel, bid and proposal cost, occupancy and related overhead costs.

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

                              Results of Operations

Fiscal 2000 Compared with Fiscal 1999

     Revenues in fiscal 2000 were $2.2 billion, or 55% over the amount reported in fiscal 1999. The growth in revenues is primarily attributable to the acquisition of D-M in June 1999. In fiscal 1999, the results of operations of D-M were included for only five months versus a full year in fiscal 2000. Our internal growth rate in fiscal 2000 was approximately 5%.

     Direct operating expenses increased $490.5 million, or 57% over the amount reported in fiscal 1999. The increase is due to full year rather than five months of direct operating expenses of D-M in fiscal 2000 and, to a lesser extent, to increases in subcontractor costs and direct labor costs. Indirect, general and administrative ("IG&A") expenses increased to $697.1 million in fiscal 2000 from $463.1 million in fiscal 1999 as a result of the addition of the D-M overhead as well as an increase in business activity. Included in indirect expenses in fiscal 1999 was a $6.0 million fee incurred in connection with the acquisition of D-M. In addition, there was a $4.0 million reversal of a previously established reserve related to the settlement of a lawsuit in 1999. Expressed as a percentage of revenues, IG&A expenses decreased slightly from 33% in fiscal 1999 to 32% in fiscal 2000. We attribute this stability to cost control. Net interest expense increased to $71.9 million in fiscal 2000 from $34.6 million in fiscal 1999 as a result of increased borrowings incurred in connection with the acquisition of D-M in June 1999.

     With an effective income tax rate of 45.5% in 2000, we earned net income available for common stockholders of $41.6 million compared to $33.2 million in 1999. The effective income tax rate in fiscal 1999 was 45.0%. We earned $2.27 per share on a diluted basis in fiscal 2000 compared to $1.98 per share in fiscal 1999.

     Our backlog of signed and funded contracts at October 31, 2000, was $1.7 billion as compared to $1.3 billion at October 31, 1999. The value of our designations was $817 million at October 31, 2000, as compared to $775 million at October 31, 1999.

Fiscal 1999 Compared with Fiscal 1998

     Revenues in fiscal 1999 were $1.4 billion, or 76% over the amount reported in fiscal 1998. The growth in revenues is primarily attributable to the acquisition of D-M, the results of which are included commencing June 1999. Accordingly, in fiscal 1999, the results of operations of D-M were included for only five months.

     Direct operating expenses increased $375.9 million to $854.5 million, or 79% over the amount reported in fiscal 1998. The increase is due to the addition of the direct operating expenses of D-M and to increases in subcontractor costs and direct labor costs. IG&A expenses increased to $463.1 million in fiscal 1999 from $277.1 million in fiscal 1998 as a result of the addition of the D-M overhead as well as an increase in business activity. IG&A expenses in 1999 also include $6.0 million in fees incurred in connection with the acquisition of D-M. Finally, IG&A included a $4.0 million reversal of a previously established reserve related to a settlement of a lawsuit. Expressed as a percentage of revenues, IG&A expenses decreased slightly from 34% in fiscal 1998 to 33% in fiscal 1999. We attribute this stability to cost control. Net interest expense increased to $34.6 million in fiscal 1999 from $8.8 million in fiscal 1998 as a result of increased borrowings incurred in connection with the acquisition of D-M.

     With an effective income tax rate of 45% in 1999, we earned net income available for common stockholders of $33.2 million while in 1998 net income available for common stockholders was $22.7 million after an effective income tax rate of 45%. We earned $1.98 per share on a diluted basis in fiscal 1999 compared to $1.43 per share in fiscal 1998.

     Our backlog of signed and funded contracts at October 31, 1999, was $1.3 billion as compared to $675 million at October 31, 1998. The value of our designations was $775 million at October 31, 1999, as compared to $504 million at October 31, 1998.

Income Taxes

     We currently have $3.1 million net operating loss ("NOL") carryforwards, the utilization of which is limited to $750,000 per year, pursuant to Section 382 of the Internal Revenue Code, related to our October 1989 quasi-reorganization. This NOL will expire in the fiscal year beginning 2004. We also have available $11.4 million of foreign NOLs. These NOLs are available only to offset income earned in foreign jurisdictions and expire at various dates.

     We have  recorded  deferred  tax assets and  liabilities.  The deferred tax liability increased primarily because of the tax deductibility of post-acquisition charges to the acquisition reserves related to the acquisition of D-M. The net change in the total valuation allowance related to deferred tax assets for the year ended October 31, 2000, was a decrease of $0.3 million due to the utilization of domestic net operating losses, and an increase of $0.8 million due to current year foreign losses not benefited.

Liquidity and Capital Resources

     At October 31, 2000, we had working capital of $394.6 million, an increase of $28.4 million from October 31, 1999. As a professional services organization, we are not capital intensive. Capital expenditures historically have been for computer-aided design and general-purpose computer equipment to accommodate our growth. Capital expenditures during fiscal years 2000, 1999, and 1998 were $15.9 million, $20.2 million and $12.2 million, respectively. We expect to continue to have capital outlays consistent with our resulting relative growth.

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

     Our liquidity and capital measurements are set forth below:

                                                                                   Years Ended October 31,
                                                                        ----------------------------------------------
                                                                             2000           1999            1998
                                                                             ----           ----            ----
                                                                                   (Dollars in thousands)
Working capital.....................................................    $  394,560      $  366,125     $  130,969
Working capital ratio...............................................        2 to 1        1.9 to 1       1.8 to 1
Average days to convert billed accounts receivable to cash..........            68              75             72
Percentage of debt to equity........................................         175.8%          221.7%          69.7%

     During fiscal year 2000, cash flow provided by operating activities totaled $11.0 million. We intend to satisfy our working capital needs primarily through internal cash generation. Our primary sources of liquidity are cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash are to fund our working capital needs and capital expenditures and to service our debt. We believe that our existing financial resources, together with our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our operations and capital expenditure needs for the foreseeable future.

     During fiscal 1999, we paid $376.2 million for the purchase of D-M. To fund this transaction and to refinance outstanding bank debt, we incurred new borrowings of $650.0 million from establishing a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank") and from the issuance of the 12 1/4% Senior Subordinated Exchange Notes. We also issued 46,083 shares of our Series B Exchangeable, Convertible Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100.0 million. The net proceeds of the debt were incurred to fund a portion of the D-M acquisition and to refinance bank debt previously incurred in the acquisition of W-C.

     Senior Collateralized Credit Facility. The senior collateralized credit facility was funded on June 9, 1999 ("Funding Date") and provides for three term loan facilities in the aggregate amount of $450.0 million and a revolving credit facility in the amount of $100.0 million. The term loan facilities consist of Term Loan A, a $250.0 million tranche, Term Loan B, a $100.0 million tranche and Term Loan C, another $100.0 million tranche.

     Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3.0 million per quarter for the subsequent four quarters. Thereafter and through the sixth anniversary of the Funding Date, annual principal payments under Term Loan A range from $23.0 million to a maximum of $58.0 million with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on June 9, 2005. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year seven. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year eight. The revolving credit facility expires and is repayable in full on June 9, 2005.

     The term loans each bear interest at a rate per annum equal to, at our option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at our option, the Base Rate, LIBOR or the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance-pricing grid based on our ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"). The "Base Rate" is defined as the higher of the Bank's Prime Rate and the Federal Funds Rate plus 0.50%.

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

     At October 31, 2000, our revolving credit facility with the Bank provided for advances up to $100.0 million. Also at October 31, 2000, we had outstanding letters of credit in the aggregate amount of $36.5 million, which reduced the amount available to us under our revolving credit facility to $63.5 million.

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include a requirement to submit quarterly compliance certifications and restrictions upon incurring additional debt, paying dividends, or making distributions to our stockholders, repurchasing or retiring capital stock, and making subordinated junior debt payments. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, a four-quarter EBITDA (as defined) minimum of $142.0 million and a maximum leverage ratio of
4.25 to 1.00 for the year ended October 31, 2000. We were fully compliant with these covenants as of October 31, 2000.

     12 1/4% Senior Subordinated Notes. Our notes were originally issued as exchange notes and were exchanged in August 1999 for 12 1/4% Senior Subordinated Notes due 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes will be payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of October 31, 2000, we owed $200.0 million on our notes.

     Certain of our wholly owned subsidiaries fully and unconditionally guarantee the notes on joint and several bases. We may redeem any of the notes beginning May 1, 2004. The initial redemption price is 106.125% of their principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2004 and will be 100% of their principal amount, plus accrued and unpaid interest beginning on May 1, 2007. In addition, at any time prior to May 1, 2002, we may redeem up to 35% of the principal amount of the notes with net cash proceeds from the sale of capital stock. The redemption price will be equal to 112.25% of the principal amount of the redeemed notes.

     Interest Rate Swap Agreement. We have entered into an interest rate swap agreement with the Bank. This agreement effectively fixes the interest rate on $48.8 million of our LIBOR-based borrowings at 5.97% plus the applicable margin through November 30, 2000. The actual borrowing cost to us with respect to indebtedness covered by the interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.25% to 3.50%, which will provide for an all-in annual interest rate range from 8.22% to 9.47%.

     Interest Rate Cap Agreement. We entered into an interest rate cap agreement with the Bank. This agreement caps our interest rate at 7% for $165.5 million of our LIBOR-based borrowings through July 31, 2002, and is in addition to the interest rate swap agreement stated above.

     Other  Related  Party  Transaction.  Mr.  Koffel,  Mr.  Ainsworth  and  Mr.
Rosenstein have disposed of shares of our Common Stock, both in cashless transactions with the Company and in market transactions, in connection with exercises of stock options, the vesting of restricted stock and the payment of withholding taxes due with respect to such exercises and vesting. Mr. Koffel, Mr. Ainsworth, Mr. Rosenstein, other Named Executives and other officers of the Company may continue to dispose of shares of our Common Stock in this manner and for similar purposes.

Acquisitions

     In November 1997, we acquired W-C for Common Stock, cash and debt of $132.4 million.

                                                                                              (In thousands)
Purchase price of W-C (net of prepaid loan fees of $4.0 million)..................             $   128,366
Fair value of assets acquired.....................................................                 (36,194)
                                                                                              ------------
Excess purchase price over net assets acquired....................................             $    92,172
                                                                                               ===========

         On February 1, 1999, we acquired privately held T-C, for an aggregate purchase price of $13.6 million including assumption of its debt.

         In June 1999, we acquired D-M for cash and debt of $376.2 million.

                                                                                              (In thousands)
Purchase price of D-M (net of debt)...............................................             $   357,429
Acquisition costs (net of financing fees).........................................                  18,738
Fair value of assets acquired.....................................................                (148,154)
                                                                                                  --------
Incremental additional excess purchase price over net assets acquired.............                 228,013
                                                                                                   -------
D-M historical goodwill, net......................................................                 160,378
                                                                                                   -------
Aggregate goodwill................................................................             $   388,391
                                                                                                ==========

     During the year ended October 31, 1999, we provided for $37.0 million of costs in connection with the acquisition of D-M and our reorganization plans to integrate D-M's operations. These costs consist of project claims and cost over-runs, lease fees, severance and miscellaneous items.

     The following table summarizes the activity in the merger-related accruals during the year ended October 31, 2000 relating to the D-M acquisition.

                                                                     Balance                              Balance
                                                                October 31, 1999      Payments       October 31, 2000
                                                               -----------------     ----------      -----------------
                                                                                     (In millions)
Project claims..............................................         $ 10.0             $ (10.0)          $   --
Severance and related costs.................................            4.9                (4.9)              --
Lease termination fees and project cost over-runs...........           14.5               (14.5)              --
Miscellaneous expenses......................................            3.6                (3.6)              --
                                                                     ------             --------          ------
Total.......................................................         $ 33.0             $ (33.0)          $   --
                                                                     ======             ========          ======

     During the year ended October 31, 1998, we provided for $10.8 million of costs related to the acquisition of W-C and our reorganization plans to integrate W-C's operations. These costs consist of project claims, lease fees, severance and miscellaneous items.

     The following table summarizes the activity in the merger-related accruals during the year ended October 31, 2000 relating to the W-C acquisition.


                                                                 Balance                                Balance
                                                             October 31, 1999       Payments       October 31, 2000
                                                              -----------------     ----------     -----------------
                                                                                  (In millions)
Project claims..............................................         $ 2.2           $  (2.2)             $  --
Lease termination fees......................................           0.9              (0.9)                --
                                                                     -----          --------              -----
Total.......................................................         $ 3.1           $  (3.1)             $  --
                                                                      ====          ========              =====


Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-K, the following factors could affect our actual results:

Our substantial indebtedness could adversely affect our financial condition.

     We are a highly leveraged company. As of October 31, 2000, we had approximately $648.4 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

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

     Our senior collateralized credit facility and our obligations under the notes limit our ability to sell assets and also restrict the use of proceeds from any such sale. Moreover, the senior collateralized credit facility is secured by substantially all of our assets. Furthermore, substantial portions of our assets are, and may continue to be, intangible assets. Therefore, we cannot assure you that our assets could be sold quickly enough or for sufficient amounts to enable us to meet our debt obligations.

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

We derive approximately 55% of our revenues from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business and our ability to meet our debt obligations.

     We derive approximately 55% of our revenues from local, state and Federal government agencies. The demand for our services will be directly related to the level of government program funding that is allocated to rebuild and expand the nation's infrastructure. We believe that the success and further development of our business depend upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure you that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources, or that we will continue to win government contracts under these or other programs.

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

     We submit proposals on projects with an estimate of the costs that we will likely incur. To the extent we cannot control overhead, general and administrative and other costs, or if we underestimate such costs, we may have low profit margins or may incur losses.

We are subject to risks from changes in environmental legislation, regulation and governmental policies.

     Federal laws, such as the Resource Conservation and Recovery Act of 1976, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA"), and various state and local laws strictly regulate the handling, removal, treatment and transportation of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries or property damage. We handle, remove, treat and transport toxic or hazardous substances. Consequently, we may be exposed to claims for damages caused by environmental contamination.

     Federal and state laws, regulations, and programs related to environmental issues will generate, either directly or indirectly, much of our environmental business. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material effect on our business. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal year 2000, including further deferral of congressional reauthorization of CERCLA. The outlook for congressional action on CERCLA legislation in fiscal year 2001 remains unclear.

Our liability for damages due to legal proceedings may be significant. Our insurance may not be adequate to cover this risk.

     Various legal proceedings are pending against us alleging, among other things, breaches of contract or negligence in connection with our performance of professional services. In some actions punitive or treble damages are sought that substantially exceed our insurance coverage. If we sustain damages greater than our insurance coverage, there could be a material adverse effect on our business, financial condition and results of operations.

     Our engineering practices, including general engineering and civil engineering services, involve professional judgments about the nature of soil conditions and other physical conditions, including the extent to which toxic and hazardous materials are present and the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages that our clients incur.

The failure to attract and retain key professional personnel could adversely affect our business.

     The ability to attract, retain and expand our staff of qualified technical professionals will be an important factor in determining our future success. A shortage of qualified technical professionals currently exists in the engineering and design industry. The market for these professionals is competitive, and we cannot assure you that we will be successful in our efforts to continue to attract and retain such professionals. In addition, we will rely heavily upon the experience and ability of our senior executive staff and the loss of a significant number of these individuals could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to compete successfully in our industry.

     We are engaged in highly fragmented and very competitive markets in our service areas. We will compete with firms of various sizes, several of which are substantially larger than us and possess greater technical resources. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. As a result, we will compete against several larger companies that have the ability to offer more diverse services to a wider client base. These competitive forces could have a material adverse effect on our business, financial condition and results of operations.

Our international operations are subject to a number of risks that could adversely affect the results from these operations and our overall business.

     As a worldwide provider of engineering services, we have operations in over 30 countries and derive approximately 11% of our revenues from international operations. International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Additional acquisitions may adversely affect our ability to manage our business.

     Historically, we have completed numerous acquisitions and, in implementing our business strategy, we may continue to do so in the future. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms. We may not successfully integrate future acquisitions. Any acquisitions may require substantial attention from our management, which may limit the amount of time that management can devote to daily operations. Our inability to find additional attractive acquisition candidates or to effectively manage the integration of any businesses acquired in the future could adversely affect our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our senior collateralized credit facility. If market rates average 1% more in fiscal year 2001 than in fiscal year 2000, our net of tax interest expense, after considering the effect of the interest rate cap agreement, would increase by approximately $1.6 million. Conversely, if market rates average 1% less in fiscal year 2001 than in fiscal year 2000, our net of tax interest expense would decrease by approximately $2.2 million.

     The final interest rate settlement for our interest rate swap agreement had been determined prior to the close of fiscal year 2000. Therefore, changes in interest rates will not be impacted by our then-existing interest rate swap agreement, which expired on November 30, 2000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of URS Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                            /s/    PricewaterhouseCoopers LLP
                                            ---------------------------------
                                            PRICEWATERHOUSECOOPERS LLP

San Francisco, California
December 20, 2000

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                              October 31,
                                                                                  -----------------------------------
                                                                                      2000                 1999
                                                                                  --------------       --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents................................................      $      23,693        $      45,687
   Accounts receivable, including retainage amounts of $43,029 and $41,724..            464,074              477,731
   Costs and accrued earnings in excess of billings on contracts in process.            281,757              228,841
   Less receivable allowances...............................................            (36,826)             (40,611)
                                                                                  --------------       --------------
       Net accounts receivable..............................................            709,005              665,961
                                                                                  -------------        -------------
   Income taxes recoverable.................................................             16,668                   --
   Deferred income taxes....................................................              4,859               17,043
   Prepaid expenses and other assets........................................             22,325               24,111
                                                                                  -------------        -------------
       Total current assets.................................................            776,550              752,802
Property and equipment at cost, net.........................................             88,661               93,165
Goodwill, net...............................................................            514,611              529,697
Other assets................................................................             47,312               68,861
                                                                                  -------------        -------------

                                                                                  $   1,427,134        $   1,444,525
                                                                                  =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of  long-term debt.......................................      $      45,223        $      39,423
   Accounts payable.........................................................            125,165              130,045
   Accrued salaries and wages...............................................             92,212               89,023
   Accrued expenses and other...............................................             28,915               57,873
   Billings in excess of costs and accrued earnings on contracts in process.             90,475               70,313
                                                                                  -------------        -------------
       Total current liabilities............................................            381,990              386,677
Long-term debt..............................................................            603,128              648,957
Deferred income taxes.......................................................             33,157               22,305
Deferred compensation and other.............................................             40,052               76,084
                                                                                  -------------        -------------
       Total liabilities....................................................          1,058,327            1,134,023
                                                                                  -------------        -------------
Commitments and contingencies (Note 10)
Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00, authorized 150 shares, issued 51 and 48, respectively;
  liquidation preference $111,013 and $103,333, respectively                            111,013              103,333
                                                                                  -------------        -------------
Stockholders' equity:
   Common stock, par value $.01; authorized 50,000 shares; issued 16,834 and
    15,925 shares, respectively.............................................                168                  159
   Treasury stock...........................................................               (287)                (287)
   Additional paid-in capital...............................................            137,389              125,462
   Foreign currency translation adjustment..................................             (2,412)                 197
   Retained earnings........................................................            122,936               81,638
                                                                                  -------------        -------------
       Total stockholders' equity...........................................            257,794              207,169
                                                                                  -------------        -------------

                                                                                  $   1,427,134        $   1,444,525
                                                                                  =============        =============

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                    Years Ended October 31,
                                                                         ----------------------------------------------
                                                                              2000           1999            1998
                                                                              ----           ----            ----
Revenues.............................................................    $   2,205,578   $   1,418,522  $     805,946
                                                                         -------------   -------------  -------------
Expenses:
   Direct operating..................................................        1,345,068         854,520        478,640
   Indirect, general and administrative..............................          697,051         463,132        277,065
   Interest expense, net.............................................           71,861          34,589          8,774
                                                                         -------------   -------------  -------------
                                                                             2,113,980       1,352,241        764,479
                                                                         -------------   -------------  -------------
Income before taxes..................................................           91,598          66,281         41,467
Income tax expense...................................................           41,700          29,700         18,800
                                                                         -------------   -------------  -------------
Net income...........................................................           49,898          36,581         22,667
Preferred stock dividend.............................................            8,337           3,333             --
                                                                         -------------   -------------  -------------
Net income available for common stockholders.........................           41,561          33,248         22,667
Other comprehensive income, net of tax:
Foreign currency translation adjustments.............................           (2,609)            197             --
                                                                         --------------  -------------  -------------
Comprehensive income.................................................    $      38,952   $      33,445  $      22,667
                                                                         =============   =============  =============
Net income per common share:
   Basic.............................................................    $        2.55   $        2.14  $        1.51
                                                                         =============   =============  =============
   Diluted...........................................................    $        2.27   $        1.98  $        1.43
                                                                         =============   =============  =============




                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In thousands, except per share data)



                                                  Common Stock                                Accumulated
                                              ---------------------              Additional     Other                       Total
                                                                     Treasury     Paid-in    Comprehensive   Retained  Stockholders'
                                                Shares     Amount      Stock      Capital       Income       Earnings     Equity
                                                -------   -------   ----------  ----------   ------------    --------  ------------


Balances, October 31, 1997.....................  10,741   $    107  $    (287)  $  51,085    $       --     $  26,246   $   77,151
Employee stock purchases.......................     420          4         --       4,601            --            --        4,605
Issuance of 4,044,804 shares in connection
  with the Woodward-Clyde Group, Inc
  acquisition..................................   4,045         41         --      61,896            --            --       61,937
Quasi-reorganization NOL carryforward..........      --         --         --         260            --          (260)          --
Net income.....................................      --         --         --          --            --        22,667       22,667
                                               --------   --------  ---------   ---------   -----------     ---------  -----------

Balances, October 31, 1998.....................  15,206        152       (287)    117,842            --        48,653      166,360
Employee stock purchases.......................     719          7         --       8,857            --            --        8,864
Preferred stock issuance costs.................      --         --         --      (1,500)           --            --       (1,500)
Quasi-reorganization NOL carryforward..........      --         --         --         263            --          (263)          --
Total comprehensive income:
Foreign currency translation before and
  after tax....................................      --         --         --          --           197            --          197
Net income.....................................      --         --         --          --            --        36,581       36,581
Preferred stock dividends......................      --         --         --          --            --        (3,333)      (3,333)
                                               --------   --------  ---------   ---------   -----------     ---------- ------------

Balances, October 31, 1999.....................  15,925        159       (287)    125,462           197        81,638      207,169
Employee stock purchases.......................     909          9         --       9,209            --            --        9,218
Tax benefit of stock options...................      --         --         --       2,455            --            --        2,455
Quasi-reorganization NOL carryforward..........      --         --         --         263            --          (263)          --
Total comprehensive income:
Foreign currency translation before and
  after tax....................................      --         --         --          --        (2,609)           --       (2,609)
Net income.....................................      --         --         --          --            --        49,898       49,898
Preferred stock dividends......................      --         --         --          --            --        (8,337)      (8,337)
                                               --------   --------  ---------   ---------   -----------     ---------- ------------

Balances, October 31, 2000.....................  16,834   $    168  $    (287)  $ 137,389    $   (2,412)    $ 122,936   $  257,794
                                               ========   ========  ==========  =========   ============    =========   ==========

               See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Years Ended October 31,
                                                                        -----------------------------------------------
                                                                             2000            1999           1998
                                                                             ----            ----           ----
Cash flows from operating activities:
  Net income.........................................................    $    49,898       $  36,581      $  22,667
                                                                         -----------       ---------      ---------
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization.....................................         41,829          32,177         17,914
   Amortization of financing fees....................................          3,467           1,587            642
   Receivable allowances.............................................         (3,785)           (285)        (2,351)
   Stock compensation................................................          1,179           1,726             --
   Tax benefit of stock options......................................          2,455              --             --
  Changes in current assets and liabilities, net of business acquired:
   Accounts receivable and costs and accrued earnings in excess
    of billings on contracts in process..............................        (39,259)        (86,266)       (12,961)
   Income taxes recoverable..........................................        (16,668)             --             --
   Prepaid expenses and other assets.................................         (1,224)         (1,737)           (25)
   Accounts payable, accrued salaries and wages and accrued
    expenses.........................................................        (27,620)        (15,215)         2,186
   Billings in excess of costs and accrued earnings on
    contracts in process.............................................         20,162          33,307             23
   Deferred income taxes.............................................         23,036           5,831         12,695
   Deferred compensation and other...................................        (36,032)             --             --
   Other, net........................................................         (6,414)          1,047             --
                                                                        -------------   ------------   ------------
   Total adjustments.................................................        (38,874)        (27,828)        18,123
                                                                        ------------    -------------  ------------
       Net cash provided by operating activities.....................         11,024           8,753         40,790
                                                                        ------------    ------------   ------------
Cash flows from investing activities:
  Payment for business acquisition, net of cash acquired.............             --        (316,167)       (36,937)
  Proceeds from sale of subsidiaries.................................         25,354              --             --
  Capital expenditures, less equipment purchased through capital
    leases of $10,040, $11,651 and $12,200, respectively.............        (15,885)        (20,248)       (12,201)
                                                                        -------------   -------------  -------------
       Net cash provided (used) by investing activities..............          9,469        (336,415)       (49,138)
                                                                        ------------    ------------   ------------
Cash flows from financing activities:
  Payments of merger fees............................................             --         (18,738)        (4,705)
  Proceeds from issuance of debt.....................................             --         854,739        110,000
  Principal payments on long-term debt, bank borrowings and capital lease obligations, excluding capital lease obligations to purchase
    equipment of $10,040, $11,651 and $12,200, respectively..........        (50,526)       (593,222)       (83,157)
  Proceeds from sale of common shares and exercise of stock options..          8,039           7,138          4,605
  Proceeds from issuance of preferred stock..........................             --         100,000             --
  Payment of financing fees..........................................             --         (11,597)        (4,000)
  Payment of financing fees related to issuance of preferred stock...             --          (1,500)            --
                                                                        ------------    -------------  ------------
       Net cash (used) provided by financing activities..............        (42,487)        336,820         22,743
                                                                        -------------   ------------   ------------
       Net (decrease) increase in cash...............................        (21,994)          9,158         14,395
Cash at beginning of year............................................         45,687          36,529         22,134
                                                                        ------------    ------------   ------------
Cash at end of year..................................................    $    23,693       $  45,687      $  36,529
                                                                         ===========       =========      =========

Supplemental information:
       Interest paid.................................................    $    66,774     $    24,903    $     7,857
                                                                         ===========     ===========    ===========
       Taxes paid....................................................    $    34,726     $    22,562    $    18,398
                                                                         ===========     ===========    ===========
       Equipment subject to capital lease obligations................    $    10,040     $    11,651    $    12,200
                                                                         ===========     ===========    ===========
       Non-cash dividends paid in-kind...............................    $     7,680     $     3,333    $        --
                                                                         ===========     ===========    ===========
       Net book value of business sold...............................    $    25,354     $        --    $        --
                                                                         ===========     ===========    ===========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ACCOUNTING POLICIES

Business

     URS Corporation (the "Company") offers a broad range of planning, design, and program and construction management services for transportation, hazardous waste, industrial processing and petrochemical, general building and water/wastewater projects. Headquartered in San Francisco, the Company operates in more than 30 countries with approximately 15,900 employees providing engineering services to Federal, state and local governmental agencies as well as to private clients in the chemical, manufacturing, pharmaceutical, forest products, mining, oil and gas, and utilities industries.

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of URS Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company includes in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. The consolidated financial statements account for the acquisitions of Woodward-Clyde Group, Inc. ("W-C") in November 1997, Thorburn Colquhoun Holdings, plc ("T-C") in February 1999, and Dames & Moore Group ("D-M") in June 1999, as purchases. See Note 2, Acquisitions.

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

     Costs under contracts with the Federal, state and local government agencies are subject to government audit upon contract completion. Therefore, all contract costs, including direct and indirect, general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1997 through fiscal 2000 are subject to review by the Federal, state and local government agencies.

                        URS CORPORATION AND SUBSIDIARIES

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers of customers comprising the Company's customer base and their dispersion across different business and geographic areas. As of October 31, 2000 and 1999, the Company had no significant concentrations of credit risk. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Cash balances are held in financial institutions in concentrations that may exceed insured limits.

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

Interest Rate Risk Management

     The Company has entered into various interest rate protection agreements (swap and cap) on $214.3 million of the Company's London Interbank Offered Rate ("LIBOR") bank term loan borrowings. The related cost of these agreements is amortized over the life of the bank term loan borrowings and such amortization is recorded to interest expense. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counter-parties is not deemed to be significant.

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

                        URS CORPORATION AND SUBSIDIARIES

Income Per Common Share

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective November 1, 1997. SFAS 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period.
Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods and convertible preferred stock for the years ended October 31, 1999 and 2000.

     In accordance with the disclosure requirement of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows (in thousands, except per share data):

                                                                     Years ended October 31,
                                                            -----------------------------------------
                                                                2000          1999          1998
                                                            ------------- ------------- -------------
                                                             (in thousands, except per share amounts)
Numerator--Basic
Net income available for common stockholders...........      $  41,561     $  33,248     $  22,667
                                                             =========     =========     =========
Denominator--Basic
  Weighted-average common stock outstanding............         16,272        15,499        14,963
                                                            ==========    ==========    ==========
  Basic income per share...............................      $    2.55     $    2.14     $    1.51
                                                             =========     =========     =========
Numerator--Diluted
  Net income available for common stockholders.........      $  41,561     $  33,248     $  22,667
  Preferred stock dividend.............................          8,337         3,333            --
                                                            ----------    ----------    ----------
Net income.............................................      $  49,898     $  36,581     $  22,667
                                                             =========     =========     =========
Denominator--Diluted
Weighted-average common stock outstanding..............         16,272        15,499        14,963
Effect of dilutive securities:
Stock options..........................................            943         1,180           845
Convertible preferred stock............................          4,805         1,805            --
                                                            ----------    ----------    ----------
                                                                22,020        18,484        15,808
                                                            ==========    ==========    ==========
Diluted income per share...............................      $    2.27     $    1.98     $    1.43
                                                             =========     =========     =========

     Stock options to purchase 2,088,819 shares of Common Stock at prices ranging from $15.75 to $28.00 per share were outstanding at October 31, 2000, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the common shares. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

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

                        URS CORPORATION AND SUBSIDIARIES

Segment and Related Information

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

Reporting Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting of Comprehensive Income" ("SFAS 130"), in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income primarily comprises foreign currency translation adjustments.

Adoption of Statements of Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999; however, in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on November 1, 2000. As of this date, contracts held by the Company that would meet the definition of a derivative contained in SFAS 133 include the interest rate cap, and interest rate swap agreements. The Company intends to elect in accordance with SFAS 133 to account for both of these derivatives at fair market value. As of October 31, 2000, the fair market values of these derivatives are immaterial. The interest rate swap agreement expired on November 30, 2000. The Company does not expect the adoption of SFAS 133 will have a material impact on the financial statements taken as a whole.

Reclassifications

     Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation with no effect on net income as previously reported.

NOTE 2. ACQUISITIONS

     During the year ended October 31, 1999, the Company acquired publicly held D-M for cash in the amount of $376.2 million. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price in the amount of $388.3 million has been allocated to goodwill and is being amortized over 40 years. The operating results of D-M are included in the Company's results of operations from the date of purchase.

     The following unaudited proforma summary presents the consolidated results of operations as if the D-M acquisition had occurred at the beginning of periods presented and does not purport to indicate what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                        URS CORPORATION AND SUBSIDIARIES

                                              Fiscal Years Ended October 31:
                                              1999                   1998
                                              ----                   ----
                                        (In thousands, except per share amounts)
                                                       Unaudited
 Revenues.........................    $   2,089,701         $   1,895,184
 Net income.......................    $      31,101         $      11,071
 Net income per share.............    $        1.46         $         .70

     During the year ended October 31, 1999, the Company acquired privately held T-C for an aggregate purchase price of $13.6 million including assumption of its debt. The total purchase price was paid in cash. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price in the amount of $10.0 million has been allocated to goodwill and is being amortized over 30 years. The operating results of T-C are included in the Company's results of operations from the date of purchase. Pro forma operating results for the twelve months ended October 31, 1999 and 1998, as if the acquisition had been made on November 1, 1997, are not presented because they would not be materially different from the Company's reported results.

     During the year ended October 31, 1998, the Company acquired W-C for an aggregate purchase price of $132.4 million, comprising cash of $39.2 million, assumption of debt of $31.3 million, and 4.0 million shares of the Company's Common Stock valued at $61.9 million. The acquisition has been accounted for by the purchase method of accounting and the excess of the fair value of the net assets acquired over the purchase price in the amount of $92.1 million has been allocated to goodwill and is being amortized over 30 years. The operating results of W-C are included in the Company's results of operations from the date of purchase.

     During the year ended October 31, 1999, the Company provided for $37.0 million of costs in connection with the acquisition of D-M and the Company's reorganization plans to integrate D-M's operations into the Company. These costs consist of project claims and cost over-runs, lease fees, severance and miscellaneous items.

     The following table summarizes the activity in the merger-related accruals during the year ended October 31, 2000 relating to the D-M acquisition.

                                       Balance                                Balance
                                   October 31, 1999      Payments        October 31, 2000
                                   ----------------      --------        ----------------
                                                        (In millions)
 Project claims................         $  10.0           $ (10.0)            $    --
 Severance and related costs...             4.9              (4.9)                 --
 Lease termination fees and
 project cost over-runs........            14.5             (14.5)                 --
 Miscellaneous expenses........             3.6              (3.6)                 --
                                        -------           --------            -------
 Total.........................         $  33.0           $ (33.0)            $    --
                                        =======           ========            =======

     During the year ended  October 31,  1998,  the Company  provided  for $10.8 million of costs related to the acquisition of W-C and the Company's reorganization plans to integrate W-C's operations into the Company. These costs consist of project claims, lease fees, severance and miscellaneous items.

                        URS CORPORATION AND SUBSIDIARIES

         The following table summarizes the activity in the merger-related accruals during the year ended October 31, 2000 relating to the W-C acquisition.

                                      Balance                                Balance
                                  October 31, 1999      Payments        October 31, 2000
                                  ----------------      --------        ----------------
                                                        (In millions)
Project claims................         $   2.2           $  (2.2)            $    --
Lease termination fees........             0.9              (0.9)                 --
                                       -------           --------            -------
Total.........................         $   3.1           $  (3.1)            $    --
                                       =======           ========            =======

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                          October 31,
                                                  ----------------------------
                                                      2000           1999
                                                      ----           ----
                                                        (In thousands)
Equipment....................................     $   124,557    $   124,061
Furniture and fixtures.......................          24,926         22,581
Leasehold improvements.......................          13,710         14,400
Building.....................................             487            487
Land.........................................             117            117
                                                  -----------    -----------
                                                      163,797        161,646
Less: accumulated depreciation and
  amortization...............................         (75,136)       (68,481)
                                                  -----------    -----------
Net property and equipment...................     $    88,661    $    93,165
                                                  ===========    ===========

         Depreciation expense for the years ended 2000, 1999 and 1998 was $26.6 million, $17.3 million and $9.7 million, respectively.

NOTE 4.  GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 2000 and 1999, was $39.2 million and $26.9 million, respectively. Goodwill is amortized on the straight-line method over periods ranging from 30 to 40 years.

NOTE 5.  INCOME TAXES

         The components of income tax expense applicable to the operations each year are as follows:

                                            Years Ended October 31,
                                            -----------------------
                                       2000            1999          1998
                                       ----            ----          ----
                                                 (In thousands)
Current:
   Federal.......................   $  18,550      $  17,820       $  11,170
   State and local...............       4,040          3,380           1,920
   Foreign.......................       4,110            450             220
                                    ---------      ---------       ---------
       Subtotal..................      26,700         21,650          13,310
                                    ---------      ---------       ---------
Deferred:
   Federal.......................      13,940          7,687           5,320
   State and local...............       1,550            583             170
   Foreign.......................        (490)          (220)             --
                                    ---------      ----------      ---------
       Subtotal..................      15,000          8,050           5,490
                                    ---------      ---------       ---------
        Total tax provision......   $  41,700      $  29,700       $  18,800
                                    =========      =========       =========

                        URS CORPORATION AND SUBSIDIARIES

     As of October 31, 2000, the Company has available net operating loss ("NOL") carryforwards for Federal income tax and financial statement purposes of $3.1 million, which will expire in fiscal year beginning 2004. The Company's NOL utilization is limited to $750,000 per year pursuant to Section 382 of the Internal Revenue Code, related to the Company's October 1989 quasi-reorganization. The Company also has available $11.4 million of foreign NOLs. These NOLs are available only to offset income earned in foreign jurisdictions and these NOLs expire at various dates.

     While the Company had available NOL carryforwards which partially offset otherwise taxable income for Federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax.

     The significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets/(liabilities)--due to:

                                                                          October 31,
                                                              ---------------------------------
                                                                  2000                1999
                                                                  -----               ----
                                                                         (In thousands)
  Current:
    Allowance for doubtful accounts.......................     $     4,686        $     3,645
    Payroll related accruals..............................           9,164              9,956
    Other accruals........................................              47              7,228
                                                               -----------        -----------
    Current deferred tax asset............................          13,897             20,829
                                                               -----------        -----------
    Revenue retentions....................................          (1,492)            (1,548)
    Unbilled fees.........................................          (7,546)            (2,238)
                                                               -----------        -----------
  Current deferred tax liability...........................         (9,038)            (3,786)
                                                               -----------        -----------
        Net current deferred tax asset....................     $     4,859        $    17,043
                                                               ===========        ===========
  Non-Current:
    Deferred compensation and pension.....................     $      (931)       $     1,725
    Self-insurance contingency accrual....................           2,184              1,971
    Depreciation and amortization.........................             380              1,251
    Foreign tax credit....................................           2,837              1,583
    Net operating loss....................................          11,550              6,888
                                                               -----------        -----------
    Gross non-current deferred tax asset..................          16,020             13,418
    Valuation allowance...................................          (7,406)            (6,888)
                                                               ------------       ------------
        Net non-current deferred tax asset................           8,614              6,530
                                                               -----------        -----------
    Cash to accrual.......................................          (1,256)            (3,252)
    Acquisition liabilities...............................         (31,214)           (12,988)
    Other deferred gain and unamortized bond premium......            (941)            (1,099)
    Mark to market........................................            (154)            (1,731)
    Depreciation and amortization.........................          (8,556)            (5,802)
    Other accruals........................................             350             (3,963)
                                                               -----------        ------------
  Non-current deferred tax liability......................         (41,771)           (28,835)
                                                               ------------       ------------
        Net non-current deferred tax liability............     $   (33,157)       $   (22,305)
                                                               ============       ============

     The net change in the total valuation allowance related to deferred tax assets for the year ended October 31, 2000, was a decrease of $0.3 million due to the utilization of domestic net operating losses, and an increase of $0.8 million due to current year foreign losses not benefited.

                        URS CORPORATION AND SUBSIDIARIES

         The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                                             Years Ended October 31,
                                                                   --------------------------------------------
                                                                       2000           1999           1998
                                                                       ----           ----           ----
                                                                                 (In thousands)
Federal income tax expense based upon Federal statutory tax
    rate of 35%................................................    $   32,059     $   23,140     $   14,520
Nondeductible goodwill amortization............................         4,388          3,080          1,460
Meals and entertainment........................................           885            988            777
Non-deductible expenses........................................           461            925             53
NOL carryforwards utilized.....................................          (269)          (263)          (260)
Unbenefited foreign losses.....................................           939            900             --
Foreign tax credit utilized....................................            --           (250)            --
Foreign earnings taxed at rates higher (lower) than U S
statutory rate.................................................            53           (410)            --
State taxes, net of Federal benefit............................         4,158          2,700          1,890
Adjustment due to change in Federal and state rates............            52             --           (420)
Utilization of deferred tax allowance and other adjustments....        (1,026)        (1,110)           780
                                                                   -----------    -----------    ----------
Total taxes provided...........................................    $   41,700     $   29,700     $   18,800
                                                                   ==========     ==========     ==========

NOTE 6.  RELATED PARTY TRANSACTIONS

     The Company had agreements for business consulting services to be provided by BLUM Capital Partners, L.P. ("BLUM"), (formerly Richard C. Blum & Associates L.P.) and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $60,000 and $90,000; $40,000 and $60,000 to BLUM and Richard C. Blum, respectively, during each of fiscal 1999 and 1998. These agreements were terminated effective June 1999. Richard C. Blum also received an additional cash amount of $19,000, $21,000 and $21,500 for his services as a Director of the Company in fiscal 2000, 1999 and 1998, respectively.

     See Note 11, Preferred Stock, for a discussion of preferred stock issued to RCBA Strategic Partners, L.P. ("RCBA Strategic Partners").

                        URS CORPORATION AND SUBSIDIARIES

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                                                 October 31,
                                                                        ---------------------------
                                                                            2000          1999
                                                                            ----          ----
                                                                              (In thousands)

Bank term loans, payable in quarterly installments..................    $    415,925    $  446,756

12 1/4% Senior Subordinated Notes due 2009...........................        200,000       200,000

6 1/2% Convertible Subordinated Debentures due 2012 (net of bond
    issue costs of $29 and $31)......................................          1,810         1,904

8 5/8% Senior Subordinated Debentures due 2004 (net of discount and bond issue costs of $2,375 and $2,815) (effective interest rate
    on date of restructuring was 25%)................................          4,080         3,640

10.95% note payable, due in annual installments through 2001 (net of
    issue costs of $0 and $26).......................................            738         1,377

Obligations under capital leases....................................          21,664        18,429
Foreign collateralized lines of credit..............................           4,134        16,274
                                                                        ------------  ------------
                                                                             648,351       688,380
Less:
    Current maturities of long-term debt.............................         28,094        17,625
    Current maturities of notes payable..............................         10,658        17,040
    Current maturities of capital leases.............................          6,471         4,758
                                                                        ------------  ------------
                                                                        $    603,128    $  648,957
                                                                        ============    ==========

     During fiscal 1999, the Company incurred new borrowings by establishing a long-term senior collateralized credit facility with a syndicate of banks led by the Bank.

     Senior collateralized credit facility. The senior collateralized credit facility was funded on June 9, 1999, ("Funding Date") and provides for three term loan facilities in the aggregate amount of $450.0 million and a revolving credit facility in the amount of $100.0 million. The term loan facilities consist of Term Loan A, a $250.0 million tranche, Term Loan B, a $100.0 million tranche and Term Loan C, another $100.0 million tranche.

         Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3.0 million per quarter for the following four quarters. Thereafter and through June 9, 2005, annual principal payments under Term Loan A range from $23.0 million to a maximum of $58.0 million with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on June 9, 2005. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year seven. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year eight. The revolving credit facility expires, and is repayable in full, on June 9, 2005.

                        URS CORPORATION AND SUBSIDIARIES

     The term loans each bear interest at a rate per annum equal to, at the Company's option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at the Company's option, the Base Rate, LIBOR or the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance pricing grid based on the Company's ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"). The "Base Rate" is defined as the higher of the Bank's Prime Rate and the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation by first class banks in the London interbank market to the Bank for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to the Bank in the London interbank market as determined by the British Bankers' Association. The Company may determine which interest rate options to use and interest periods will apply for such periods for both term loans and the revolving credit facility.

     At October 31, 2000, our revolving credit facility with the Bank provided for advances up to $100.0 million. Also at October 31, 2000, we had outstanding letters of credit aggregating $36.5 million, which reduced the amount available to us under our revolving credit facility to $63.5 million.

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include a requirement to submit quarterly compliance certifications and restrictions upon incurring additional debt, paying dividends, or making distributions to its stockholders, repurchasing or retiring capital stock, and making subordinated junior debt payments. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, a four-quarter EBITDA (as defined) minimum of $142.0 million and a maximum leverage ratio of
4.25 to 1.00 for the year ended October 31, 2000. The Company was fully compliant with these covenants as of October 31, 2000.

Notes

     12 1/4% senior subordinated notes. The Company's notes are due in 2009. Each note will initially bear interest at 12 1/4% per annum. Interest on the notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of October 31, 2000, the Company owed $200.0 million on its notes.

     Certain of the Company's wholly owned subsidiaries fully and unconditionally guarantee the notes on joint and several bases. The Company may redeem any of the notes beginning May 1, 2004. The initial redemption price is 106.125% of their principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2004 and will be 100% of their principal amount, plus accrued and unpaid interest beginning on May 1, 2007. In addition, at any time prior to May 1, 2002, the Company may redeem up to 35% of the principal amount of the notes with net cash proceeds from the sale of capital stock. The redemption price will be equal to 112.25% of the principal amount of the redeemed notes.

Debentures

     8 5/8% senior subordinated debentures ("8 5/8% Debentures"). The Company's 8 5/8% Debentures are due in 2004. Interest is payable semiannually in January and July. The 8 5/8% Debentures are subordinate to the senior collateralized credit facility. As of October 31, 2000, the Company owed approximately $6.5 million on its 8 5/8% Debentures.

                        URS CORPORATION AND SUBSIDIARIES

         6 1/2% convertible subordinated debentures ("6 1/2% Debentures"). The Company's 6 1/2% Debentures are due in 2012 and are convertible into its common shares at the rate of $206.30 per share. Interest is payable semiannually in February and August. Sinking fund payments calculated to retire 70% of the 6 1/2% Debentures prior to maturity began in February 1998. The 6 1/2% Debentures are subordinate to the senior collateralized credit facility. As of October 31, 2000, the Company owed approximately $1.8 million on its 6 1/2% Debentures.

Promissory Note

         As part of the W-C acquisition, the Company assumed the responsibility for a 10.95% promissory note payable to Weyerhaeuser Company. The note is paid in four annual installments of $0.8 million each January 31 beginning in 1998 and ending in 2001.

Foreign Credit Lines

         The Company maintains foreign lines of credit which are collateralized by assets of foreign subsidiaries at October 31, 2000. The interest rates for the foreign lines of credit were 7.25% plus applicable margins consistent with market conditions in the respective countries at October 31, 2000. At October 31, 2000 these foreign lines of credit provided for advances up to $19.0 million. Also at October 31, 2000, we had $12.7 million of outstanding foreign lines of credit, which reduced the amount available to the Company under these foreign lines of credit to $6.3 million.

Interest Rate Swap

         The Company entered into an interest rate swap agreement with the Bank. This interest rate swap effectively fixes the interest rate on $48.8 million of the Company's LIBOR-based borrowings at 5.97% plus the applicable margin through November 30, 2000. The actual borrowing cost to the Company with respect to indebtedness covered by the interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 2.25% to 3.50%, which will provide for an all-in annual interest rate range from 8.22% to 9.47%.

Interest Rate Cap Agreement

         The Company entered into an interest rate cap agreement with the Bank. This agreement caps the Company's interest rate at 7% for $165.5 million of the Company's LIBOR-based borrowings through July 31, 2002 and is in addition to the interest rate swap agreement stated above.

                        URS CORPORATION AND SUBSIDIARIES

Maturities

         The  amounts  of  long-term   debt   outstanding   (excluding   foreign
collateralized lines of credit and capital leases) at October 31, 2000, maturing in the next five years are as follows:

                                       (In thousands)

2001..................................                         $    34,618
2002..................................                              40,048
2003..................................                              51,452
2004..................................                              66,611
2005..................................                              68,553
Thereafter............................                             361,271
                                                             -------------
                                                               $   622,553

NOTE 8.  OBLIGATIONS UNDER LEASES

     Total rental expense included in operations for operating leases for the fiscal years ended October 31, 2000, 1999 and 1998, amounted to $70.2 million, $50.1 million and $30.6 million, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2013. Obligations under capital leases include leases on vehicles, office equipment and other equipment. Obligations under operating leases include building, office, and other equipment rentals.

Obligations under non-cancelable lease agreements are as follows:

                                                       Capital     Operating
                                                       Leases        Leases
                                                      --------     ----------
                                                         (In thousands)

2001..........................................     $    7,867    $    48,580
2002..........................................          7,018         39,808
2003..........................................          5,389         31,107
2004..........................................          3,479         24,829
2005..........................................          1,332         17,892
Thereafter....................................             --         39,252
                                                   ----------    -----------
Total minimum lease payments..................         25,085    $   201,468
                                                                 ===========
Less: amounts representing interest...........          3,421
                                                     --------
Present value of net minimum lease payments...     $   21,664
                                                   ==========

NOTE 9.  SEGMENT AND RELATED INFORMATION

     In fiscal 1999, we adopted SFAS No. 131. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

     Management has organized the Company by geographic divisions. The geographic divisions are Parent, Domestic and International. The Parent division comprises the Parent Company. The Domestic division comprises all offices located in United States. The International division comprises all offices in the Americas and in Europe and Asia/Pacific (e.g., Australia, Indonesia, Singapore, New Zealand and the Philippines).

                        URS CORPORATION AND SUBSIDIARIES

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

     As of and for the year ended October 31, 2000:

                                       Parent           Domestic       International     Eliminations         Total
                                     ----------       ------------     -------------     ------------      ------------
Revenue...........................   $       800      $  1,989,259      $    235,683     $    (20,164)     $  2,205,578
Segment operating income..........   $    39,160      $    116,630      $      7,669     $         --      $    163,459
Total accounts receivable.........   $    (7,814)     $    637,564      $     82,469     $     (3,214)     $    709,005
Total assets......................   $   664,156      $  1,310,171      $    112,105     $   (659,298)     $  1,427,134

     As of and for the year ended October 31, 1999:

                                       Parent           Domestic       International     Eliminations         Total
                                     ----------       ------------      ------------     ------------      ------------
Revenue...........................   $       --       $  1,270,517      $    154,211     $     (6,206)     $  1,418,522

Segment operating income (loss)...   $  (14,541)      $    115,834      $        778     $     (1,201)     $    100,870
Total accounts receivable.........   $  (15,000)      $    592,159      $     90,818     $     (2,016)     $    665,961
Total assets......................   $  493,938       $  1,653,928      $    130,779     $   (834,120)     $  1,444,525

     As of and for the year ended October 31, 1998:

                                       Parent           Domestic       International     Eliminations         Total
                                     ----------       ------------      ------------     ------------      ------------
Revenue...........................   $       --       $   752,196       $    55,467      $    (1,717)      $   805,946
Segment operating income (loss)...   $   (7,137)      $    55,406       $     1,972      $        --       $    50,241
Total accounts receivable.........   $       --       $   223,747       $    15,876      $        --       $   239,623
Total assets......................   $  237,056       $   328,854       $    32,117      $  (146,323)      $   451,704

     The Company's reportable segments are measured based upon segment operating income.

     The  next  table  provides  a   reconciliation   of  operating   income  to
consolidated income before income taxes.

                                                     October 31,
                                   ---------------------------------------------
                                         2000           1999             1998
                                         ----           ----             ----
 Segment operating income........    $  163,459     $  100,870        $   50,241
 Interest expense, net...........        71,861         34,589             8,774
                                     ----------     ------------      ----------
 Income before taxes.............    $   91,598     $   66,281        $   41,467
                                     ==========     ==========        ==========

                        URS CORPORATION AND SUBSIDIARIES

         The Company provides services to local, state and Federal government agencies, private businesses and internationally. For the three years ended October 31, 2000, our revenues were attributed to the following categories:

                                                                     October 31,
                                 -------------------------------------------------------------------------------------
                                            2000                         1999                         1998
                                            ----                         ----                         ----
                                                                (Dollars in thousands)
Domestic:
  Local and state agencies.....  $    728,861        33%         $  470,958        33%     $    346,072        43%
  Federal agencies.............       354,581        16             235,039        17           116,340        14
  Private businesses...........       886,453        40             558,314        39           288,067        36
  International................       235,683        11             154,211        11            55,467         7
                                 ------------       ---          ----------       ---      ------------       ---
        Total..................  $  2,205,578       100%         $1,418,522       100%     $    805,946       100%
                                 ============       ===          ==========       ===      ============       ===

NOTE 10. COMMITMENTS AND CONTINGENCIES

     Currently, the Company has limits of $125.0 million per loss and $125.0 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor's pollution liability insurance. These programs each have a self-insured claim retention of $0.1 million, $1.0 million, and $0.25 million, respectively. With respect to D-M claims arising from professional errors and omissions prior to acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, it will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain these policies, but there can be no assurance that the Company can maintain existing coverages or that claims will not exceed the available amount of insurance.

     Various legal proceedings are pending against the Company or its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed the Company's insurance coverage. Based on the Company's previous experience with claims settlement and the nature of the pending legal proceedings, the Company does not believe that any of the legal proceedings are likely to result in a judgment against, or settlement by, it that would materially exceed its insurance coverage or have a material adverse effect on its consolidated financial position and operations.

NOTE 11. PREFERRED STOCK

     In June 1999, the Company issued 46,082.95 shares of its Series A Preferred Stock and 450,000 shares of its Series C Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100.0 million. The proceeds of this issuance were used in connection with the D-M acquisition. The Company paid a transaction fee of $1.5 million to RCBA Strategic Partners, L.P. in connection with this placement. In October 1999, the Company issued 46,083 shares of its Series B Exchangeable Convertible Preferred Stock ("Series B Stock") to RCBA Strategic Partners, L.P. in exchange for the shares of Series A and Series C Preferred Stock.

     The Company has authorized for issuance 3,000,000 shares of Preferred Stock with a $1.00 par value. Of these 3,000,000 shares, 150,000 shares have been designated Series B Stock. At October 31, 2000 and 1999, the Company had 51,159 and 47,618 shares, respectively, of Series B Stock outstanding. The Series B Stock has a liquidation preference equal to its original purchase price plus certain formulaic adjustments calculated at the time of liquidation. The Series B Stock is senior to the Common Stock and has voting rights equal to that number of shares of Common Stock into which it can be converted. Cumulative dividends are payable in-kind in additional shares of Series B Stock each calendar quarter at a dividend rate of 8%. Each share of the Series B Stock may be

                        URS CORPORATION AND SUBSIDIARIES
converted into shares of Common Stock at the option of the holder at any time (approximately 5,116,000 shares in the aggregate as of October 31, 2000). In addition, the Company will have the right, on or after June 2002, to convert all, but not less than all, of the outstanding shares of Series B Stock into Common Stock if the price of the Company's Common Stock on the relevant stock exchanges reaches certain levels for certain minimum periods of time. In June 2011, the Company is obligated to redeem any outstanding shares of Series B Stock for cash. If the Company fails to repurchase all of the outstanding shares of Series B Stock, the dividend rate will increase to 12%, and three months after that the rate will increase to 15%.

NOTE 12. STOCKHOLDERS' EQUITY

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

     On October 12, 1999, the stockholders approved the 1999 Equity Incentive Plan ("1999 Plan"). An aggregate of 1,500,000 shares of Common Stock initially has been reserved for issuance under the 1999 Plan. In July 2000, an additional 1,076,000 shares were reserved for issuance under the 1999 Plan. As of October 31, 2000, the Company issued options and restricted stock in the aggregate amount of 1,933,017 shares under the 1999 Plan.

     On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan ("1991 Plan"). The 1991 Plan provides for the grant not to exceed 3,310,000 Restricted Shares, Stock Units and Options. As of October 31, 1999, the Company issued options and restricted stock in the aggregate amount of 1,041,700 shares under the 1991 Plan.

     Stock options expire in ten years from the date granted and vest over service periods that range from three to five years.

     Under the Employee Stock Purchase Plan ("ESP Plan") implemented in September 1985, employees may purchase shares of Common Stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of Common Stock shall be the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 495,017 shares under the ESP Plan in fiscal 2000 and 282,505 shares in fiscal 1999.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1991 Plan and 1999 Plan. Accordingly, no compensation cost has been recognized for its 1991 and 1999 Plans. Had compensation cost for the Company's 1991 and 1999 Plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

                        URS CORPORATION AND SUBSIDIARIES

Compensation," the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                                       Years Ended October 31,
                                                       ---------------------------------------------------------
                                                             2000               1999                1998
                                                             ----               ----                ----
                                                                (In thousands, except per share data)
Net income available for common stockholders:
   As reported......................................       $   41,561         $   33,248         $   22,667
   Proforma.........................................       $   38,171         $   32,367         $   22,343
Basic earnings per share:
   As reported......................................       $     2.55         $     2.14         $     1.51
   Proforma.........................................       $     2.35         $     2.09         $     1.49
Dilutive earnings per share:
   As reported......................................       $     2.27         $     1.98         $     1.43
   Proforma.........................................       $     2.11         $     1.93         $     1.41

     A summary of the status of the stock options granted under the Company's 1991 and 1999 Plans for the years ended October 31, 2000, 1999, and 1998, is presented below:


                                                  2000                         1999                        1998
                                       ---------------------------   -------------------------   -------------------------
                                                      Weighted-                    Weighted-                    Weighted-
                                                       Average                      Average                      Average
                                                      Exercise                     Exercise                     Exercise
                                          Shares        Price          Shares       Price           Shares       Price
                                         ---------   ----------      ----------    ---------       -------     -----------
Outstanding at beginning of year....     2,394,709   $  11.97        2,031,094     $ 11.12        1,508,280    $   7.70
  Granted...........................     1,613,017   $  18.51          835,500     $ 16.81          644,500    $  14.63
  Exercised.........................       (80,716)  $   8.11         (350,099)    $  6.67          (98,356)   $   7.07
  Forfeited.........................       (97,926)  $  18.87         (121,786)    $ 15.22          (23,330)   $  14.40
                                       -----------                   ---------                    ---------
Outstanding at end of year..........     3,829,084   $  14.64        2,394,709     $ 11.97        2,031,094    $  11.12
                                       ===========                   =========                    =========
Options exercisable at year-end.....     1,554,426   $  10.04        1,133,788     $  7.72        1,154,388    $   6.96
Weighted-average fair value of
 options granted during the year....                 $   5.30                      $  6.53                     $   3.55


                        URS CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at October 31, 2000, under the 1991 and 1999 Plans:

                                          Outstanding                                  Exercisable
                      ---------------------------------------------------    ----------------------------------
                                       Weighted-Average
      Range of            Number          Remaining      Weighted-Average        Number       Weighted-Average
  Exercise Prices       Outstanding    Contractual Life  Exercise Price        Exercisable     Exercise Price
  ---------------       -----------    ----------------  --------------        -----------     --------------

$ 2.85 - $ 5.70             246,000           0.2           $   3.15               246,000        $   3.15
$ 5.70 - $ 8.55             473,500           3.4           $   6.80               473,500        $   6.80
$ 8.55 - $11.40             261,673           5.4           $  10.32               261,673        $  10.32
$11.40 - $14.25             352,100           9.1           $  13.81                36,666        $  13.95
$14.25 - $17.10           1,568,811           8.4           $  15.47               511,917        $  15.15
$19.95 - $22.80             877,000           9.0           $  21.44                 8,000        $  21.81
$25.65 - $28.50              50,000           8.6           $  28.10                16,670        $  28.10
                        -----------                                             ----------
                          3,829,084                                              1,554,426
                        ===========                                             ==========

         The fair value of each option  grant was  estimated  on the date of the
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:

                                                    2000              1999             1998
                                                    ----              ----             ----
Risk-free interest rates...................     5.72%-6.36%       4.70%-5.97%       4.43%-5.79%
Expected life..............................       4 years           4 years           4 years
Volatility.................................       42.54%            41.06%            28.30%
Expected dividends.........................       None              None              None

NOTE 13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the period for:

                                                   Years Ended October 31,
                                      ---------------------------------------------------
                                           2000              1999             1998
                                           ----              ----             ----
                                                        (In thousands)
Interest..........................       $ 66,774         $ 24,903          $  7,857
Income taxes......................       $ 34,726         $ 22,562          $ 18,398

     The Company's operating cash flow and working capital requirements have grown substantially due to its acquisition growth strategy. The Company intends to satisfy its working capital needs primarily through internal cash generation. As a professional services organization, the Company is not capital intensive. Capital expenditures, historically, have been for computer-aided design and general purpose computer equipment to accommodate its growth. Capital expenditures during fiscal years 2000, 1999 and 1998 were $15.4 million, $20.2 million and $12.2 million, respectively. The Company expects to continue to have capital outlays consistent with the resulting relative growth of the Company.

                        URS CORPORATION AND SUBSIDIARIES

NOTE 14. EMPLOYEE RETIREMENT PLANS

     The Company has defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans cover all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. The Company made contributions in the amounts of $10.4 million, $7.7 million and $4.9 million to the plans in fiscal 2000, 1999 and 1998, respectively.

     In July 1999, the Company entered into a Supplemental Executive Retirement Agreement (the "Agreement") with Martin M. Koffel, the Company's Chief Executive Officer (the "Executive"). The Executive will be eligible to receive a benefit under this agreement following his termination of employment with the Company (the "Benefit"). The Benefit shall be an annual amount, payable for the life of the Executive with a guarantee of payments for at least ten years. The Benefit is equal to a percentage of the Executive's final average compensation, reduced by the annual social security benefit to which the Executive is entitled based on his age at the termination of employment. The Benefits payable under this Agreement shall be "unfunded," as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of ERISA.

     Management's estimate of accumulated benefits for the Executive SERP as of October 31, 2000, was as follows:

     Actuarial present value of accumulated benefits:

                                                            (In thousands)
    Vested.................................................    $   1,319
    Non-vested.............................................           --
                                                               ---------
    Total..................................................    $   1,319
                                                               =========

The weighted-average discount rate used to determine the above amounts for the period was 6.0%.

 Change in projected benefit obligation (PBO):
    PBO as of October 31, 1999.............................    $     745
    Service cost...........................................          794
    Interest cost..........................................           48
    Amortization of unrecognized service cost..............           --
                                                               ---------
          Net period cost..................................          842
                                                               ---------
    Actuarial loss.........................................        1,187
    Benefit payments.......................................           --
                                                               ---------
    Benefit obligation at October 31, 2000.................    $   2,774
                                                               =========

The weighted-average discount rate used to determine the above amounts for the period was 6.5%.

 The funded status of the plans at October 31, 2000:
    Projected benefit obligation...........................    $   2,774
    Plan assets available for benefits.....................           --
                                                               ---------
    Deficiency of assets over projected benefit
       obligations.........................................        2,774
    Unrecognized actuarial loss............................       (1,263)
    Unrecognized prior service costs.......................           --
                                                               ---------
    Accrued pension liability..............................    $   1,511
                                                               =========

The weighted-average discount rate used in determining the above amounts for the period was 6.0%.

                        URS CORPORATION AND SUBSIDIARIES

     Certain of the Company's foreign subsidiaries have trustee retirement plans covering substantially all of their employees. These pension plans are not required to report to government agencies pursuant to ERISA and do not otherwise determine the actuarial value of accumulated benefits or net assets available for benefits. The aggregate pension expense for these plans for the fiscal years ended October 31, 2000 and 1999 were $825,972 and $963,000, respectively.

     The Company, upon acquiring D-M, assumed certain of Radian International LLC defined benefit pension plans ("Radian pension plans"), and several post-retirement benefit plans. These plans cover a select group of Radian employees and former employees who will continue to be eligible to participate in the plans.

     The Radian pension plans include a Supplemental Executive Retirement Plan ("SERP") and Salary Continuation Agreement ("SCA") which are intended to supplement retirement benefits provided by other benefit plans upon the participant's meeting minimum age and years of service requirements. The plans are unfunded. However, at October 31, 2000 and 1999, the Company had designated and deposited $7.2 million in a trust account for the SERP. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum age and years of service requirements. This plan is also unfunded.

Management's estimate of accumulated benefits for the Radian SERP and SCA as of October 31, 2000, was as follows:

     Actuarial present value of accumulated benefits:

                                                                  (In thousands)

   Vested.......................................................       $ 10,295
   Non-vested...................................................            657
                                                                      ----------
   Total........................................................      $  10,952
                                                                      =========

Change in projected benefit obligation (PBO):
   PBO as of October 31, 1999...................................      $  11,542
   Service cost.................................................             62
   Interest cost................................................            784
   Amortization of unrecognized service cost....................             --
                                                                      ---------
         Net period cost........................................         12,388
                                                                      ---------
   Actuarial loss...............................................           (631)
   Benefit payments.............................................           (805)
                                                                      ----------
   Benefit obligation at October 31, 2000.......................      $  10,952
                                                                      =========

The funded status of the plans at October 31, 2000:
   Projected benefit obligation.................................      $  10,952
   Plan assets available for benefits...........................             --
                                                                      ---------
   Deficiency of assets over projected benefit obligations......         10,952
   Unrecognized actuarial gain..................................            631
   Unrecognized prior service costs.............................             --
                                                                      ---------
   Accrued pension liability....................................      $  11,583
                                                                      =========

The weighted-average discount rate used in determining the above amounts for the period was 7.75%.

                        URS CORPORATION AND SUBSIDIARIES

     Management's estimate of the funded status of the Radian post-retirement program at October 31, 2000, was as follows:

 Accumulated post-retirement benefit obligation ("APBO"):
      Retirees...............................................       $     191
      Active plan participants, fully eligible...............             131
      Active plan participants, not yet fully eligible.......             608
                                                                    ---------
Total APBO...................................................             930
Unrecognized net loss from past experience different
     from that assumed and from changes in assumptions.......              --
                                                                    ---------
 Accrued post-retirement benefits............................       $     930
                                                                    =========

     The weighted-average discount rate used in determining the APBO was 7.75%.

NOTE 15. VALUATION AND ALLOWANCE ACCOUNTS

                                                                         Additions
                                                                         Charged to       Deductions
                                                        Beginning        Costs and           from             Ending
                                                         Balance          Expenses         Reserves          Balance
                                                        ---------       ----------        -----------        --------
                                                                                (In thousands)
October 31, 2000
 Allowances for losses and doubtful accounts             $  40,611        $  25,306         $  29,091        $  36,826
October 31, 1999
 Allowances for losses and doubtful accounts             $  14,102        $  40,772         $  14,263        $  40,611
October 31, 1998
 Allowances for losses and doubtful accounts             $   3,326        $  11,721         $     945        $  14,102

     The allowances for losses and doubtful accounts increased significantly in fiscal 1999 and 1998 due to the acquisitions of D-M and W-C.

                        URS CORPORATION AND SUBSIDIARIES

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     Selected quarterly financial data for fiscal 2000 and 1999 is summarized as follows:

                                                                        Fiscal 2000 Quarters Ended
                                                       --------------------------------------------------------------
                                                          Jan. 31         Apr. 30         July 31         Oct. 31
                                                          -------         -------         -------         -------
                                                                   (In thousands, except per share data)
Revenues                                                  $ 512,877       $ 535,401       $ 558,534       $ 598,766
Operating income                                          $  33,667       $  39,761       $  43,944       $  46,087
Net income available for common stockholders              $   6,582       $   9,022       $  12,038       $  13,919
Income per share:
 Basic                                                    $     .41       $     .56       $     .73       $     .85
                                                          =========       =========       =========       =========
 Diluted                                                  $     .40       $     .51       $     .64       $     .72
                                                          =========       =========       =========       =========
Weighted-average number of shares                            21,784          21,549          22,328          22,492
                                                                        Fiscal 1999 Quarters Ended
                                                       --------------------------------------------------------------
                                                          Jan. 31         Apr. 30         July 31         Oct. 31
                                                          -------         -------         -------         -------
                                                                   (In thousands, except per share data)
Revenues                                                  $ 199,057       $ 222,219       $ 428,482       $ 568,764
Operating income                                          $  11,992       $  15,189       $  29,565       $  44,124
Net income available for common stockholders              $   5,672       $   6,995       $   9,051       $  11,530
Income per share:
 Basic                                                    $     .37       $     .46       $     .58       $     .73
                                                          =========       =========       =========       =========
 Diluted                                                  $     .35       $     .42       $     .53       $     .68
                                                          =========       =========       =========       =========
Weighted-average number of shares                            16,371          16,532          19,578          21,513

         Operating income represents income from operations before interest income and expense.

NOTE 17. SUPPLEMENTAL GUARANTOR INFORMATION

     In June 1999, the Company completed a private placement of $200.0 million principal amount of its Senior Subordinated Exchange Notes due 2009, which notes were exchanged in August 1999 for 12 1/4% Senior Subordinated Notes due 2009. The notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in large part by distributions to or advances from its subsidiaries. Under certain circumstances, contractural and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the notes.

     The following information sets forth the condensed consolidating balance sheets of the Company as of October 31, 2000 and 1999, and the condensed consolidating statements of operations and cash flows for the three years ended October 31, 2000. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                                                                  October 31, 2000
                                                                                     Subsidiary
                                                                    Subsidiary          Non-
                                                    Parent          Guarantors       Guarantors       Eliminations     Consolidated
                                                    ------          ----------    ----------------    ------------     -------------

 ASSETS
 Current assets:
      Cash...................................  $      10,901     $      (5,820)    $      18,612      $        --     $      23,693
      Accounts receivable, net...............         (7,814)          637,564            82,469           (3,214)          709,005
      Prepaid expenses and other assets......          5,418            37,971               463               --            43,852
                                               -------------     -------------     -------------      -----------     -------------
         Total current assets................          8,505           669,715           101,544           (3,214)          776,550
 Property and equipment, net.................            442            77,184            11,035               --            88,661
 Goodwill, net...............................        395,063           154,631                --          (35,083)          514,611
 Investment in unconsolidated subsidiaries...
                                                     245,127           361,210               920         (607,257)               --
 Inter-company receivable....................             --             5,458            (4,205)          (1,253)               --
 Other assets................................         15,019            41,973             2,811          (12,491)           47,312
                                               -------------     -------------     -------------      ------------    -------------
                                               $     664,156     $   1,310,171     $     112,105      $  (659,298)    $   1,427,134
                                               =============     =============      ============      ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.......  $      28,924     $      18,824     $       9,723      $   (12,248)    $      45,223
     Accounts payable........................         (1,061)          119,776            10,345           (3,895)          125,165
     Inter-company payable...................       (173,328)          150,096            31,895           (8,663)               --
     Accrued expenses and other..............         33,291            59,875            32,358           (4,397)          121,127
     Billings in excess of costs and
       accrued earnings on contracts in
       process...............................             --            84,169             6,306               --            90,475
                                               -------------     -------------     -------------      -----------     -------------
         Total current liabilities...........       (112,174)          432,740            90,627          (29,203)          381,990
Long-term debt...............................        587,135            15,892               101               --           603,128
Other........................................         19,902            51,562             1,594              151            73,209
                                               -------------     -------------     -------------      -----------     -------------
         Total liabilities...................        494,863           500,194            92,322          (29,052)        1,058,327
Mandatorily redeemable Series B exchangeable
   convertible preferred stock...............
                                                     111,013                --                --               --           111,013
Total stockholders' equity...................         58,280           809,977            19,783         (630,246)          257,794
                                               -------------     -------------     -------------      -----------     -------------
                                               $     664,156     $   1,310,171     $     112,105      $  (659,298)    $   1,427,134
                                               =============     =============      ============      ===========      ============

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                                                       Year Ended October 31, 2000
                                                                              Subsidiary
                                                                Subsidiary       Non-
                                                    Parent      Guarantors    Guarantors    Eliminations  Consolidated
                                                    ------      ----------    ----------    ------------  -------------

Revenues......................................    $      800   $ 1,989,259    $ 235,683      $  (20,164)   $ 2,205,578
                                                  ----------   -----------    ---------      ----------    -----------
Expenses:
   Direct operating...........................            --     1,226,077      139,155         (20,164)     1,345,068
   Indirect, general and administrative.......       (38,360)      646,552       88,859              --        697,051
   Interest expense, net......................        71,800          (316)         377              --         71,861
                                                  ----------   -----------    ---------      ----------    -----------
                                                      33,440     1,872,313      228,391         (20,164)     2,113,980
                                                  ----------   -----------    ---------      ----------    -----------
Income (loss) before taxes....................       (32,640)      116,946        7,292              --         91,598
Income tax expense............................        40,246         1,201          253              --         41,700
                                                  ----------   -----------    ---------      ----------    -----------
Net income....................................       (72,886)      115,745        7,039              --         49,898
Preferred stock dividend......................         8,337            --           --              --          8,337
                                                  ----------   -----------    ---------      ----------    -----------
Net income (loss) available for common
   stockholders...............................       (81,223)      115,745        7,039              --         41,561
Other comprehensive income, net of tax:
   Foreign currency translation adjustments...            --            --       (2,609)             --         (2,609)
                                                  ----------   -----------    ---------      ----------    -----------
Comprehensive income (loss)...................    $  (81,223)  $   115,745    $   4,430      $       --    $    38,952
                                                  ===========  ===========    =========      ==========    ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                Year Ended October 31, 2000
                                                                                ----------------------------
                                                                                          Subsidiary
                                                                            Subsidiary       Non-
                                                                 Parent     Guarantors    Guarantors    Eliminations   Consolidated
                                                                --------   ------------   -----------   ------------   ------------
Cash flows from operating activities:
     Net income (loss)........................................  $(72,886)  $    115,745    $    7,039     $     --     $     49,898
                                                                --------   ------------    ----------     --------     ------------
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization............................    10,130         28,908         2,791           --           41,829
     Amortization of financing fees...........................     3,467             --            --           --            3,467
     Receivable allowances....................................    (7,186)         6,097        (2,801)         105           (3,785)
     Stock compensation.......................................     1,179             --            --           --            1,179
     Tax benefit of stock options.............................     2,455             --            --           --            2,455
Changes in current assets and liabilities:
     Accounts receivable and costs and accrued earnings
        in excess of billings on contracts in process.........        --        (51,502)       11,150        1,093          (39,259)
     Income taxes recoverable.................................        --        (16,668)           --           --          (16,668)
     Prepaid expenses and other assets........................    (3,788)         1,111         1,453           --           (1,224)
     Accounts payable, accrued salaries and wages and accrued
        expenses..............................................    88,206        (59,584)      (28,139)     (28,103)         (27,620)
     Billings in excess of costs and accrued earnings on
        contracts in process..................................        --         13,800         2,026        4,336           20,162
     Deferrals and other, net.................................   (12,868)       (42,242)       12,615       23,085          (19,410)
                                                                ---------  ------------    ----------     --------     ------------
        Total adjustments.....................................    81,595       (120,080)         (905)         516          (38,874)
                                                                --------   ------------    ----------     --------     ------------
     Net cash provided (used) by operating activities.........     8,709         (4,335)        6,134          516           11,024
                                                                --------   ------------    ----------     --------     ------------
Cash flows from investing activities:
     Proceeds from sale of subsidiaries.......................    25,354             --            --           --           25,354
     Capital expenditures.....................................      (118)       (14,404)       (1,363)          --          (15,885)
                                                                --------   ------------    ----------     --------     ------------
     Net cash provided (used) by investing activities.........    25,236        (14,404)       (1,363)          --            9,469
                                                                --------   ------------    ----------     --------     ------------
Cash flows from financing activities:
     Principal payments on long-term debt, bank borrowings
        and capital lease obligations.........................   (37,805)        (4,109)       (8,096)        (516)         (50,526)
     Proceeds from sale of common shares and exercise of
        stock options.........................................     8,039             --            --           --            8,039
                                                                --------   ------------    ----------     --------     ------------
     Net cash used by financing activities....................   (29,766)        (4,109)       (8,096)        (516)         (42,487)
                                                                ---------  ------------    ----------     --------     ------------
Net increase (decrease) in cash...............................     4,179        (22,848)       (3,325)          --          (21,994)
Cash at beginning of year.....................................     6,722         17,028        21,937           --           45,687
                                                                --------   ------------    ----------     --------     ------------
Cash at end of year...........................................  $ 10,901   $     (5,820)   $   18,612     $     --     $     23,693
                                                                ========   ============    ==========     ========     ============

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)


                                                                                   October 31, 1999
                                                                                      Subsidiary
                                                                     Subsidiary          Non-
                                                     Parent          Guarantors       Guarantors       Eliminations     Consolidated
                                                -------------     -------------     -------------    -------------     -------------
ASSETS
 Current assets:
      Cash....................................  $       6,722     $      17,028     $      21,937    $          --     $      45,687
      Accounts receivable, net................        (15,000)          592,159            90,818           (2,016)          665,961
      Deferred income taxes...................             --            15,719             1,324               --            17,043
      Prepaid expenses and other assets.......          4,640            18,624               847               --            24,111
                                                -------------     -------------     -------------    -------------     -------------
          Total current assets................         (3,638)          643,530           114,926           (2,016)          752,802
      Property and equipment, net.............            445            81,526            11,194               --            93,165
      Goodwill, net...........................        233,081           322,363             3,633          (29,380)          529,697
      Investment in unconsolidated
        subsidiaries..........................        252,025           554,834             3,231         (810,090)               --
      Inter-company receivable................             --             5,460            (4,207)          (1,253)               --
      Other assets............................         12,025            46,215             2,002            8,619            68,861
                                                -------------     -------------     -------------    -------------     -------------
                                                $     493,938     $   1,653,928     $     130,779    $    (834,120)    $   1,444,525
                                                =============     =============     =============    =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Current portion of long-term debt.......  $      18,392     $      16,514     $      16,250    $     (11,733)    $      39,423
      Accounts payable........................         27,381            95,277            13,686           (6,299)          130,045
      Inter-company payable...................       (471,007)          452,321            54,447          (35,761)               --
      Accrued expenses and other..............            --             68,613            28,185           50,098           146,896
      Billings in excess of costs and
        accrued earnings on contracts in
        process...............................            --             70,369             4,280           (4,336)           70,313
                                                -------------      -------------    -------------    --------------    ------------
          Total current liabilities...........       (425,234)          703,094           116,848           (8,031)          386,677
 Long-term debt...............................        635,016            13,540               401               --           648,957
 Other........................................         72,041            82,438               694          (56,784)           98,389
                                                -------------     -------------     -------------    --------------    -------------
          Total liabilities...................        281,823           799,072           117,943          (64,815)        1,134,023
 Mandatorily redeemable Series B exchangeable
   convertible preferred stock................        103,333                --                --               --           103,333

 Total stockholders' equity................           108,782           854,856            12,836         (769,305)          207,169
                                                -------------     -------------     -------------    --------------    -------------
                                                $     493,938     $   1,653,928     $     130,779    $    (834,120)    $   1,444,525
                                                =============     =============     =============    =============     =============

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                                                        Year Ended October 31, 1999
                                                                        ---------------------------
                                                                               Subsidiary
                                                                 Subsidiary       Non-
                                                     Parent      Guarantors    Guarantors    Eliminations    Consolidated
                                                  -----------   -----------    ---------     ------------    ------------
Revenues......................................    $        --   $ 1,270,517    $ 154,211      $  (6,206)     $  1,418,522
                                                  -----------   -----------    ---------      ----------     ------------
Expenses:
    Direct operating..........................             --       765,527       93,607         (4,614)          854,520
    Indirect, general and administrative......         14,541       389,156       59,826           (391)          463,132
    Interest expense, net.....................         34,069            --          520             --            34,589
                                                  -----------   -----------    ---------      ---------      ------------
                                                       48,610     1,154,683      153,953         (5,005)        1,352,241
                                                  -----------   -----------    ---------      ---------      ------------
Income (loss) before taxes....................        (48,610)      115,834          258         (1,201)           66,281
Income tax expense............................         29,130            --          562              8            29,700
                                                  -----------   -----------    ---------      ---------      ------------
Net income....................................        (77,740)      115,834         (304)        (1,209)           36,581
Preferred stock dividend......................          3,333            --           --             --             3,333
                                                  -----------   -----------    ---------      ---------      ------------
Net income (loss) available for common
    stockholders..............................        (81,073)      115,834         (304)        (1,209)           33,248
Other comprehensive income, net of tax:
    Foreign currency translation adjustments..             --            --          197             --               197
                                                  -----------   -----------    ---------      ---------      ------------
Comprehensive income (loss)...................    $   (81,073)  $   115,834    $    (107)     $  (1,209)     $     33,445
                                                  ===========   ===========    =========      =========      ============

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                     Year Ended October 31, 1999
                                                                                     ---------------------------
                                                                                              Subsidiary
                                                                               Subsidiary        Non-
                                                                    Parent     Guarantors     Guarantors  Eliminations  Consolidated
                                                                    ------     ----------     ----------  ------------  ------------
Cash flows from operating activities:
    Net income (loss)...........................................  $ (77,740)   $  115,834     $    (304)   $   (1,209)  $  36,581
                                                                  ----------   ----------     ---------    ----------   ----------
Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Depreciation and amortization...............................      7,075        23,162         1,940            --      32,177
    Amortization of financing fees..............................      1,587            --            --            --       1,587
    Receivable allowances.......................................         --          (231)          (51)           (3)       (285)
    Stock compensation..........................................      1,726            --            --            --       1,726
Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings in
     excess of billings on contracts in process.................         --      (221,410)      (30,211)      165,355     (86,266)
   Prepaid expenses and other assets............................     (3,376)       (6,768)        1,236         7,171      (1,737)
   Accounts payable, accrued salaries and wages and accrued
     expenses...................................................     63,181       120,758        38,084      (237,238)    (15,215)
   Billings in excess of costs and accrued earnings on
     contracts in process.......................................         --        35,931         3,263        (5,887)     33,307
   Deferrals and other, net.....................................    (10,033)      (30,015)       (1,875)       48,801       6,878
                                                                  ---------    ----------     ---------    ----------    --------
            Total adjustments...................................     60,160       (78,573)       12,386       (21,801)    (27,828)
                                                                  ---------    ----------     ---------    ----------    --------
   Net cash provided (used) by operating activities.............    (17,580)       37,261        12,082       (23,010)      8,753
                                                                  ---------    ----------     ---------    ----------    --------
Cash flows from investing activities:
   Payment for business acquisition, net of cash acquired.......   (316,167)           --            --            --    (316,167)
   Capital expenditures.........................................        (41)      (39,770)       (3,447)       23,010     (20,248)
                                                                  ---------    ----------     ---------    ----------    --------
   Net cash (used) by investing activities......................   (316,208)      (39,770)       (3,447)       23,010    (336,415)
                                                                  ---------    ----------     ---------    ----------    --------
Cash flows from financing activities:
   Payments on merger fees......................................    (18,738)           --            --            --     (18,738)
   Proceeds from issuance of debt...............................    817,162        24,335        13,242            --     854,739
   Principal payments on long-term debt, bank borrowings and
     capital lease obligations..................................   (578,904)      (11,336)       (2,982)           --    (593,222)
   Proceeds from sale of common shares and exercise of stock
     options....................................................      7,138            --            --            --       7,138
   Proceeds from issuance of preferred stock....................    100,000            --            --            --     100,000
   Payments on financing fees...................................    (11,597)           --            --            --     (11,597)
   Payments on financing fees related to issuance of
     preferred stock............................................     (1,500)           --            --            --      (1,500)
                                                                  ---------    ----------     ---------    ----------    --------
   Net cash provided by financing activities....................    313,561        12,999        10,260            --     336,820
                                                                  ---------    ----------     ---------    ----------    --------
Net increase (decrease) in cash.................................    (20,227)       10,490        18,895            --       9,158
Cash at beginning of year.......................................     26,949         6,538         3,042            --      36,529
                                                                  ---------    ----------     ---------    ----------    --------
Cash at end of year...........................................    $   6,722    $   17,028     $  21,937    $       --    $ 45,687
                                                                  =========    ==========     =========    ==========    ========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                                          Year Ended October 31, 1998
                                                          ---------------------------
                                                                Subsidiary
                                                 Subsidiary        Non-
                                      Parent     Guarantors     Guarantors   Eliminations    Consolidated
                                    -----------  -----------    ----------    ------------    -----------
Revenues........................    $        --  $   752,196    $   55,467    $    (1,717)    $   805,946
                                    -----------  -----------    ----------    ------------    -----------
Expenses:
      Direct operating..........             --      446,963        33,394         (1,717)        478,640
      Indirect, general and
        administrative..........          7,137      249,827        20,101             --         277,065
      Interest expense, net.....          8,274           --           500             --           8,774
                                    -----------  -----------    ----------    -----------     -----------
                                         15,411      696,790        53,995        (1,717)         764,479
                                    -----------  -----------    ----------    -----------     -----------
Income (loss) before taxes......        (15,411)      55,406         1,472             --          41,467
Income tax expense..............         18,447           --           353             --          18,800
                                    -----------  -----------    ----------    -----------     -----------
Net income (loss)...............    $   (33,858) $    55,406    $    1,119    $        --     $    22,667
                                    ============ ===========    ==========    ===========     ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                   Year Ended October 31, 1998
                                                                                   ---------------------------
                                                                                            Subsidiary
                                                                             Subsidiary       Non-
                                                               Parent        Guarantors    Guarantors    Eliminations   Consolidated
                                                               ------        ----------    ----------    ------------   ------------

Cash flows from operating activities:
     Net income (loss)....................................... $   (33,858)  $    55,406   $    1,119     $       --     $    22,667
                                                              -----------   -----------   ----------     ----------     -----------
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization...........................       5,964        11,041          909             --          17,914
     Amortization of financing fees..........................         642            --           --             --             642
     Receivable allowances...................................          --        (2,259)         (92)            --          (2,351)
Changes in current assets and liabilities:
     Accounts receivable and costs and accrued earnings in
         excess of billings on contracts in process..........          --       (16,528)      (1,314)         4,881         (12,961)
     Prepaid expenses and other assets.......................       4,043        (4,597)         600            (71)            (25)
     Accounts payable, accrued salaries and wages and
         accrued expenses....................................       1,117         8,625         (362)        (7,194)          2,186
     Billings in excess of costs and accrued earnings on
         contracts in process................................          --          (994)       1,017             --              23
     Deferrals and other, net................................       9,272            --          133          3,290          12,695
                                                                ---------   -----------   ----------     ----------     -----------
         Total adjustments...................................      21,038        (4,712)         891            906          18,123
                                                                ---------   ------------  ----------     ----------     -----------
     Net cash provided (used) by operating activities........     (12,820)       50,694        2,010            906          40,790
                                                                ---------   -----------   ----------     ----------     -----------
Cash flows from investing activities:
     Payment for business acquisition, net of cash acquired..
                                                                  (36,937)           --           --             --         (36,937)
     Capital expenditures....................................        (180)     (11,516)         (505)            --         (12,201)
                                                                ---------   -----------   -----------    ----------     -----------
     Net cash (used) by investing activities.................     (37,117)     (11,516)         (505)            --         (49,138)
                                                                ---------   -----------   -----------    ----------     -----------
Cash flows from financing activities:
     Payments of merger fees.................................      (4,705)           --           --             --          (4,705)
     Proceeds from issuance of debt..........................     110,000            --          920           (920)        110,000
     Principal payments on long-term debt, bank borrowings
         and capital lease obligations.......................     (83,149)           --          (22)            14         (83,157)
     Proceeds from sale of common shares and exercise of
         stock options.......................................       4,605            --           --             --           4,605
     Payment on financing fees...............................      (4,000)           --           --             --          (4,000)
                                                                ---------   -----------   ----------     ----------     -----------
     Net cash provided by financing activities...............      22,751            --          898           (906)         22,743
                                                                ---------   -----------   ----------     -----------    -----------
Net increase (decrease) in cash..............................     (27,186)       39,178        2,403             --          14,395
Cash at beginning of year....................................      54,135       (32,640)         639             --          22,134
                                                                ---------   ------------  ----------     ----------     -----------
Cash at end of year..........................................   $. 26,949   $     6,538   $    3,042     $       --     $    36,529
                                                                ==========  ===========   ==========     ==========     ===========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

Incorporated by reference from the information under the captions "Election of Directors" and "Compliance with Section 16(a) of Securities Exchange Act" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 20, 2001 and from Item 4A--"Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information under the caption "Executive Compensation" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 20, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 20, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Item 8, Consolidated Financial Statements and Supplementary Data, Note 7, Notes Payable and Long-Term Debt and Note 6, Related Party Transactions.

                                     PART IV

ITEM 14.      EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Accountants
Consolidated Balance Sheets October 31, 2000 and October 31, 1999
Consolidated Statements of Operations For the years ended October 31, 2000,
   1999 and 1998
Consolidated Statements of Changes in Stockholders' Equity For the years ended
   October 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows For the years ended October 31, 2000,
   1999 and 1998
Notes to Consolidated Financial Statements

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

10.11        Employment   Agreement,  dated   September  8, 2000,  between   URS
             Corporation and Kent P. Ainsworth. FILED HEREWITH.

10.12        Employment   Agreement,  dated   October   12, 2000,  between   URS
             Corporation and Irwin L. Rosenstein. FILED HEREWITH.

10.13 Employment Agreement, dated November 1, 1997, between Woodward-Clyde Group, Inc. and Jean-Yves Perez, filed as Exhibit
             10.1 to our Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference.

10.14 Employment Agreement, dated as of September 8, 2000, between URS Corporation and Joseph Masters. FILED HEREWITH.

10.15 Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation and Martin M. Koffel filed as Exhibit 10.21 to our 1998 Form 10-K and incorporated herein by reference.

10.16 Form of Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation, URS Greiner Woodward-Clyde Consultants, Inc., or URS Greiner Woodward-Clyde, Inc. and each of Martin Tanzer, and Jean-Yves Perez filed as Exhibit 10.22 to our 1998 Form 10-K and incorporated herein by reference.

10.17 Employment Agreement, dated November 19, 1999, between URS Corporation and David C. Nelson, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 2000, and incorporated herein by reference.

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

10.24 Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Martin M. Koffel. Filed as Exhibit
             10.24 to our Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K"), and incorporated herein by reference.

10.25 Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Kent P. Ainsworth. Filed as Exhibit
             10.25 to our 1999 Form 10-K and incorporated herein by reference.

10.26 Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Joseph Masters. Filed as Exhibit 10.26 to our 1999 Form 10-K and incorporated herein by reference.

21.1         Subsidiaries of URS Corporation. FILED HEREWITH.

23.1         Consent of PricewaterhouseCoopers LLP. FILED HEREWITH.

24.1         Powers of Attorney of URS Corporation's directors and officers.
             FILED HEREWITH.


(b) Reports on Form 8-K. We filed the following reports on Form 8-K during the quarter ended October 31, 2000:

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         URS Corporation
                                         (Registrant)
                                         By /s/ Kent P. Ainsworth
                                           ------------------------------------
                                            Kent P. Ainsworth
                                            Executive Vice President and
                                            Chief Financial Officer
                                            Dated: January 18, 2001

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

                  Signature                                   Title                           Date
                  ---------                                   -----                           ----
         /s/ MARTIN M. KOFFEL                      Chairman of the Board of Directors         January 18, 2001
-----------------------------------------          and Chief Executive Officer
           (Martin M. Koffel)


         /s/ KENT P. AINSWORTH                     Executive Vice President, Chief            January 18, 2001
-----------------------------------------          Financial Officer, Principal
             (Kent P. Ainsworth)                   Accounting Officer and Secretary



         /s/ IRWIN L. ROSENSTEIN*                  Director                                   January 18, 2001
-----------------------------------------
          (Irwin L. Rosenstein)


         /s/ RICHARD C. BLUM*                      Director                                   January 18, 2001
-----------------------------------------
           (Richard C. Blum)


         /s/ RICHARD Q. PRAEGER*                   Director                                   January 18, 2001
-----------------------------------------
          (Richard Q. Praeger)


         /s/ WILLIAM D. WALSH*                     Director                                   January 18, 2001
-----------------------------------------
           (William D. Walsh)


         /s/ RICHARD B. MADDEN*                    Director                                   January 18, 2001
-----------------------------------------
             (Richard B. Madden)

          /s/ ARMEN DER MARDEROSIAN*               Director                                   January 18, 2001
-----------------------------------------
           (Armen Der Marderosian)

                  Signature                             Title                                      Date
                  ---------                             -----                                      ----

      /s/ ADM. S. ROBERT FOLEY, JR.,
               USN (RET)*                          Director                                   January 18, 2001
----------------------------------------
(Adm. S. Robert Foley, Jr., USN (Ret.))


             /s/ JEAN YVES PEREZ*                  Director                                   January 18, 2001
----------------------------------------
              (Jean Yves Perez)


              MARIE L. KNOWLES*                    Director                                   January 18, 2001
----------------------------------------
             (Marie L. Knowles)


          *By /s/ Kent P. Ainsworth
----------------------------------------
  (Kent P. Ainsworth, Attorney-in-fact)
