Form 10-Q
period 2001-01-31
URS CORP /NEW/
filed 2001-03-14
CIK 102379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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

                                Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at March 2, 2001
                -----                           ----------------------------
      Common Stock, $.01 par value                      17,068,032

                        URS CORPORATION AND SUBSIDIARIES

    This Form 10-Q for the quarter ended January 31, 2001, contains forward-looking statements, including statements about the continued strength of our business and opportunities for future growth. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: our highly leveraged position; our ability to service our debt; our ability to pursue business strategies; our continued dependence on federal, state and local appropriations for infrastructure spending; pricing pressures, changes in the regulatory environment; outcomes of pending and future litigation; our ability to attract and retain qualified professionals; industry competition; changes in international trade, monetary and fiscal policies; our ability to integrate future acquisitions successfully; and other factors discussed more fully in the attached Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in our Annual Report on Form 10-K for the year ended October 31, 2000, and other reports subsequently filed from time to time with the Securities and Exchange Commission . We assume no obligation to update any forward-looking statements.


PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Consolidated Balance Sheets
                  January 31, 2001 and October 31, 2000 ......................................................      3

               Consolidated Statements of Operations
                  Three months ended January 31, 2001 and 2000 ...............................................      4

               Consolidated Statements of Cash Flows
                  Three months ended January 31, 2001 and 2000 ...............................................      5

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..............................................     15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk ....................................     21

PART II.       OTHER INFORMATION:

Item 1.        Legal Proceedings .............................................................................     22
Item 2.        Changes in Securities and Use of Proceeds .....................................................     22
Item 3.        Defaults Upon Senior Securities ...............................................................     22
Item 4.        Submission of Matters to a Vote of Security Holders ...........................................     22
Item 5.        Other Information .............................................................................     22
Item 6.        Exhibits and Reports on Form 8-K ..............................................................     22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                  January 31, 2001   October 31, 2000
                                                                                  ----------------   ----------------
                                                                                     (unaudited)
                                      ASSETS
Current assets:
   Cash ........................................................................      $     9,369       $    23,693
   Accounts receivable .........................................................          445,096           464,074
   Costs and accrued earnings in excess of billings on contracts in process ....          292,629           281,757
   Less receivable allowances ..................................................          (33,518)          (36,826)
                                                                                      -----------       -----------
         Net accounts receivable ...............................................          704,207           709,005
                                                                                      -----------       -----------
   Income taxes recoverable ....................................................            8,597            16,668
   Deferred income taxes .......................................................            5,205             4,859
   Prepaid expenses and other assets ...........................................           28,218            22,325
                                                                                      -----------       -----------
         Total current assets .................................................           755,596           776,550
Property and equipment, net ....................................................           88,321            88,661
Goodwill, net ..................................................................          510,715           514,611
Other assets ...................................................................           49,247            47,312
                                                                                      -----------       -----------
                                                                                      $ 1,403,879       $ 1,427,134
                                                                                      ===========       ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...........................................      $    49,048       $    45,223
   Accounts payable ............................................................          114,654           125,165
   Accrued salaries and wages ..................................................           58,852            92,212
   Accrued expenses and other ..................................................           28,345            28,915
   Billings in excess of costs and accrued earnings on contracts in process ....           96,923            90,475
                                                                                      -----------       -----------
         Total current liabilities ............................................           347,822           381,990
Long-term debt .................................................................          603,580           603,128
Deferred income taxes ..........................................................           32,921            33,157
Deferred compensation and other ................................................           39,879            40,052
                                                                                      -----------       -----------
         Total liabilities ....................................................         1,024,202         1,058,327
                                                                                      -----------       -----------
Commitments and contingencies (Note 2)

Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00; authorized 150 shares; issued 52 and 51, respectively; liquidation
 preference $113,252 and $111,013, respectively ................................          113,252           111,013
                                                                                      -----------       -----------
Stockholders' equity:
   Common shares, par value $.01; authorized 50,000 shares; issued 17,045 and
    16,834 shares, respectively ................................................              169               168
   Treasury stock ..............................................................             (287)             (287)
   Additional paid-in capital ..................................................          138,395           137,389
   Foreign currency translation adjustment .....................................           (2,291)           (2,412)
   Retained earnings ...........................................................          130,439           122,936
                                                                                      -----------       -----------
          Total stockholders' equity ...........................................          266,425           257,794
                                                                                      -----------       -----------
                                                                                      $ 1,403,879       $ 1,427,134
                                                                                      ===========       ===========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                            Three months ended
                                                                January 31,
                                                          ----------------------
                                                            2001          2000
                                                            ----          ----
                                                                (unaudited)
Revenues .............................................     $515,624     $512,877
                                                           --------     --------
Expenses:
    Direct operating .................................      305,533      310,176
    Indirect, general and administrative .............      175,518      169,034
    Interest expense, net ............................       17,618       17,983
                                                           --------     --------
                                                            498,669      497,193
                                                           --------     --------
Income before taxes ..................................       16,955       15,684
Income tax expense ...................................        7,500        7,050
                                                           --------     --------
Net income ...........................................        9,455        8,634
Preferred stock dividend .............................        2,214        2,052
                                                           --------     --------
Net income available for common stockholders .........        7,241        6,582

Other comprehensive income, net of tax:
    Foreign currency translation adjustments .........          121           83
                                                           --------     --------
Comprehensive income .................................     $  7,362     $  6,665
                                                           ========     ========
Net income per common share:
    Basic ............................................     $    .43     $    .41
                                                           ========     ========
    Diluted ..........................................     $    .42     $    .40
                                                           ========     ========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Three Months Ended
                                                                                   January 31,
                                                                              ---------------------
                                                                               2001          2000
                                                                               ----          ----
                                                                                   (unaudited)
Cash flows from operating activities:
   Net income .............................................................   $  9,455    $  8,634
                                                                              --------    --------
   Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
      Depreciation and amortization .......................................      9,919      10,714
      Amortization of financing fees ......................................        898         820
      Receivable allowances ...............................................     (3,308)         86
      Stock compensation ..................................................        365          89
    Changes in current assets and liabilities:
      Accounts receivable and costs and accrued earnings in excess of
       billings on contracts in process ...................................      8,106     (11,629)
      Income taxes recoverable ............................................      8,071        --
      Prepaid expenses and other assets ...................................     (6,666)     10,374
      Accounts payable, accrued salaries and wages and accrued
       expenses ...........................................................    (44,153)    (42,369)
      Billings in excess of costs and accrued earnings on contracts in
       process ............................................................      6,448       4,675
      Deferred income taxes ...............................................       (582)      1,544
      Deferred compensation and other .....................................       (173)        414
      Other, net ..........................................................     (1,814)       (535)
                                                                              --------    --------

           Total adjustments ..............................................    (22,889)    (25,817)
                                                                              --------    --------

   Net cash (used) by operating activities ................................    (13,434)    (17,183)
                                                                              --------    --------
Cash flows from investing activities:

   Capital expenditures, less equipment purchased through capital
      leases of  $3,386 and $2,829, respectively ..........................     (2,297)     (2,075)
                                                                              --------    --------

   Net cash (used) by investing activities ................................     (2,297)     (2,075)
                                                                              --------    --------
Cash flows from financing activities:

   Net increase in long-term debt, bank borrowings and capital lease obligations, excluding capital lease obligations to purchase equipment
     of $3,386 and $2,829, respectively ...................................        766       2,005
   Proceeds from sale of common shares and exercise of stock options ......        641         341
                                                                              --------    --------

    Net cash provided by financing activities .............................      1,407       2,346
                                                                              --------    --------

Net decrease in cash ......................................................    (14,324)    (16,912)
Cash at beginning of period ...............................................     23,693      45,687
                                                                              --------    --------
Cash at end of period .....................................................   $  9,369    $ 28,775
                                                                              ========    ========
Supplemental Information:
   Interest paid ..........................................................   $ 22,978    $ 20,199
                                                                              ========    ========
   Taxes paid .............................................................   $  3,137    $  8,609
                                                                              ========    ========
   Equipment acquired subject to capital lease obligations ................   $  3,386    $  2,829
                                                                              ========    ========
   Non-cash dividends paid in-kind ........................................   $  1,581    $  1,401
                                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES


NOTE 1.  Accounting Policies

    In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the interim financial information.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. The results of operations for the three months ended January 31, 2001, are not necessarily indicative of the operating results for the full year.

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

Adoption of Statements of Financial Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. While SFAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, in July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of applying the provisions of SFAS 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on November 1, 2000. As of January 31, 2001, the only contract held by the Company that meets the definition of a derivative contained in SFAS 133 is the interest rate cap agreement. The fair market value of the interest rate cap agreement at January 31, 2001, was $24,896 and was included in Prepaid Expenses and Other Assets in the Consolidated Balance Sheets. The gain on the interest rate cap agreement of $24,896 is also included in the Consolidated Statements of Operations.

Reclassifications

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation with no effect on net income as previously reported.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

    Currently, the Company has limits of $125.0 million per loss and $125.0 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor's pollution liability insurance. These programs each have a self-insured claim retention of $0.1 million, $1.0 million and $0.25 million, respectively. With respect to various claims of Dames and Moore Group ("D-M"), an engineering and construction services firm acquired in June 1999, that arose from professional errors and omissions prior to the acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, it will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. It is the Company's intent to maintain these policies, but there can be no assurance that the Company can maintain existing coverages or that claims will not exceed the available amount of insurance.

    Various legal proceedings are pending against the Company or its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages, that substantially exceed the Company's insurance coverage. Based on the Company's previous experience with claims settlement and the nature of the pending legal proceedings, the Company does not believe that any of the legal proceedings are likely to result in a judgment against, or settlement by it, that would materially exceed its insurance coverage or have a material adverse effect on its consolidated financial position or operations.

NOTE 3. SEGMENT AND RELATED INFORMATION

    In the fiscal year ended October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures on products, geographic information and major customers.

    Management has organized the Company by geographic divisions. The geographic divisions are Parent, Domestic and International. The Parent division comprises the Parent Company. The Domestic division comprises all offices located in the United States. The International division comprises all offices in the Americas and in Europe and Asia/Pacific (e.g., Australia, Indonesia, Singapore, New Zealand and the Philippines).

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

        As of January 31, 2001:           Parent     Domestic       International     Eliminations       Total
        -----------------------           ------     --------       -------------     ------------       -----
Total accounts receivable...........    $ (7,814)  $  628,551        $ 90,952          $  (7,482)     $  704,207
Total assets........................    $645,717   $1,318,300        $104,425          $(664,563)     $1,403,879

      FOR THE THREE MONTHS ENDED
           January 31, 2001:              Parent     Domestic       International     Eliminations       Total
           -----------------              ------     --------       -------------     ------------       -----
Revenue ............................    $    --    $   498,934       $  50,556         $  (33,866)     $  515,624
Segment operating income (loss).....    $ (2,719)  $    36,690       $     602         $       --      $   34,573

          As of October 31, 2000:         Parent     Domestic       International     Eliminations       Total
          -----------------------         ------     --------       -------------     ------------       -----
Total accounts receivable...........    $ (7,814)  $   637,564       $   82,469        $   (3,214)     $  709,005
Total assets........................    $664,156   $ 1,310,171       $  112,105        $ (659,298)     $1,427,134

      FOR THE THREE MONTHS ENDED
           January 31, 2000:              Parent     Domestic       International     Eliminations       Total
           -----------------              ------     --------       -------------     ------------       -----
 Revenue ...........................    $    --    $   458,884       $   56,804        $    (2,811)    $  512,877
 Segment operating income ..........    $ (3,716)  $    37,017       $      850        $      (484)    $   33,667

    The next table provides a reconciliation of operating income to consolidated income before income taxes.

                                                  Three Months Ended
                                                      January 31,
                                                 --------------------
                                                   2001         2000
                                                   ----         ----
        Segment operating income  ............   $34,573      $33,667
        Interest expense, net.................    17,618       17,983
                                                 -------      -------
        Income before taxes...................   $16,955      $15,684
                                                 =======      =======

NOTE 4.  SUPPLEMENTAL GUARANTOR INFORMATION

    In June 1999, the Company completed a private placement of $200 million principal amount of its 12 1/4% Senior Subordinated Notes due 2009, which were exchanged in August 1999, for 12 1/4% Senior Subordinated Exchange Notes (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided mainly by distributions to or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

    The following information sets forth the condensed consolidating balance sheets of the Company as of January 31, 2001 and October 31, 2000, the condensed consolidating statements of operations for the three months ended January 31, 2001 and 2000, and the condensed consolidating statements of cash flows for the three months ended January 31, 2001 and 2000. Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                                                 January 31, 2001
                                                       ---------------------------------------------------------------------
                                                                                    Subsidiary
                                                                     Subsidiary        Non-
                                                        Parent       Guarantors     Guarantors   Eliminations   Consolidated
                                                        ------       ----------     ----------   ------------   ------------
ASSETS
Current assets:
    Cash .........................................     $  (9,444)     $   4,075     $  14,738      $     --       $  $9,369
    Accounts receivable, net .....................        (7,814)       628,551        90,952         (7,482)       704,207
    Prepaid expenses and other assets ............        10,539         42,882       (11,401)           --          42,020
                                                       ---------     ----------     ---------      ---------     ----------
        Total current assets .....................        (6,719)       675,508        94,289         (7,482)       755,596
Property and equipment, net ......................           574         76,871        10,876           --           88,321
Goodwill, net ....................................       392,481        152,886           181        (34,833)       510,715
Investment in unconsolidated subsidiaries ........       245,127        362,010         1,204       (608,341)          --
Inter-company receivable .........................          --            3,984        (2,731)        (1,253)          --
Other assets .....................................        14,254         47,041           606        (12,654)        49,247
                                                       ---------     ----------     ---------      ---------     ----------
                                                       $ 645,717     $1,318,300     $ 104,425      $(664,563)    $1,403,879
                                                       =========     ==========     =========      =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ............     $  33,924     $   19,957     $   7,594      $ (12,427)    $   49,048
    Accounts payable .............................         2,776        110,618         9,424         (8,164)       114,654
    Inter-company payable ........................      (168,638)       126,223        42,361             54           --
    Accrued expenses and other ...................         7,133         61,431        21,190         (2,557)        87,197
    Billings in excess of costs and accrued
       earnings on contracts in process ..........          --           90,410         6,513           --           96,923
                                                       ---------     ----------     ---------      ---------     ----------
        Total current liabilities ................      (124,805)       408,639        87,082        (23,094)       347,822
Long-term debt ...................................       587,261         15,826           493           --          603,580
Other ............................................        40,315         32,478           (98)           105         72,800
                                                       ---------     ----------     ---------      ---------     ----------
        Total liabilities ........................       502,771        456,943        87,477        (22,989)     1,024,202
                                                       ---------     ----------     ---------      ---------     ----------
Mandatorily redeemable Series B exchangeable
   convertible preferred stock ...................       113,252           --            --             --          113,252
Total stockholders' equity .......................        29,694        861,357        16,948       (641,574)       266,425
                                                       ---------     ----------     ---------      ---------     ----------
                                                       $ 645,717     $1,318,300     $ 104,425      $(664,563)    $1,403,879
                                                       =========     ==========     =========      =========     ==========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                     Three Months Ended January 31, 2001
                                    ----------------------------------------------------------------------
                                                                 Subsidiary
                                                   Subsidiary       Non-
                                      Parent       Guarantors    Guarantors    Eliminations   Consolidated
                                      ------       ----------    ----------    ------------   ------------
Revenues ......................     $    --        $ 486,447     $  50,556      $ (21,379)     $ 515,624
                                    ---------      ---------     ---------      ---------      ---------
Expenses:
   Direct operating ...........          --          296,843        30,069        (21,379)       305,533
   Indirect, general and
     administrative ...........         2,719        152,914        19,885           --          175,518
   Interest expense, net ......        17,369             20           229           --           17,618
                                    ---------      ---------     ---------      ---------      ---------
                                       20,088        449,777        50,183        (21,379)       498,669
                                    ---------      ---------     ---------      ---------      ---------
Income (loss) before taxes ....       (20,088)        36,670           373           --           16,955
Income tax expense ............         7,291            131            78           --            7,500
                                    ---------      ---------     ---------      ---------      ---------
Net income (loss) .............       (27,379)        36,539           295           --            9,455
Preferred stock dividend ......         2,214           --            --             --            2,214
                                    ---------      ---------     ---------      ---------      ---------
Net income (loss) available for
   common stockholders ........       (29,593)        36,539           295           --            7,241
Other comprehensive income,
   net of tax:
   Foreign currency adjustments          --             --             121           --              121
                                    ---------      ---------     ---------      ---------      ---------
Comprehensive income (loss) ...     $ (29,593)     $  36,539     $     416      $    --        $   7,362
                                    =========      =========     =========      =========      =========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Three Months Ended January 31, 2001
                                         ------------------------------------------------------------------
                                                                     Subsidiary
                                                        Subsidiary      Non-
                                          Parent        Guarantors   Guarantors  Eliminations  Consolidated
                                          ------        ----------   ----------  ------------  ------------
Cash flows from operating activities:
   Net income (loss) ................    $(27,379)       $ 36,539     $    295     $   --       $  9,455
                                         --------        --------     --------     --------     --------
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
   Depreciation and amortization ....       2,616           6,597          706         --          9,919
   Amortization of financing fees ...         898              --           --         --            898
   Receivable allowances ............          --          (3,579)         271         --         (3,308)
   Stock compensation ...............         365              --           --         --            365
Changes in current assets and
   liabilities:
   Accounts receivable and costs and
     accrued earnings in excess of
     billings on contracts in
     process ........................          --          12,592       (8,756)       4,270        8,106
   Prepaid expenses and other
     assets .........................     (10,092)         12,199         (702)          --        1,405
   Accounts payable, accrued salaries
     and wages and accrued
     expenses .......................      (2,337)        (43,065)       5,578       (4,329)     (44,153)
   Billings in excess of costs and
     accrued earnings on contracts in
     process ........................          --           6,241          207           --        6,448
   Deferrals and other, net .........      10,109         (13,725)         810          237       (2,569)
                                         --------        --------     --------     --------     --------
     Total adjustments ..............       1,559         (22,740)      (1,886)         178      (22,889)
                                         --------        --------     --------     --------     --------
    Net cash provided (used) by
     operating activities ...........     (25,820)         13,799       (1,591)         178      (13,434)
                                         --------        --------     --------     --------     --------
Cash flows from investing activities:
   Capital expenditures .............        (166)         (1,585)        (546)        --         (2,297)
                                         --------        --------     --------     --------     --------
   Net cash provided (used) by
     investing activities ...........        (166)         (1,585)        (546)        --         (2,297)
                                         --------        --------     --------     --------     --------
Cash flows from financing activities:
   Net increase in long-term debt,
     bank borrowings and capital
     lease obligations ..............       5,000          (2,319)      (1,737)        (178)         766
   Proceeds from sale of common
     shares and exercise of stock
     options ........................         641            --           --           --            641
                                         --------        --------     --------     --------     --------
   Net cash (used) by financing
     activities .....................       5,641          (2,319)      (1,737)        (178)       1,407
                                         --------        --------     --------     --------     --------

Net increase (decrease) in cash .....     (20,345)          9,895       (3,874)        --        (14,324)
Cash at beginning of period .........      10,901          (5,820)      18,612         --         23,693
                                         --------        --------     --------     --------     --------

Cash at end of period ...............    $ (9,444)       $  4,075     $ 14,738     $   --       $  9,369
                                         ========        ========     ========     ========     ========

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)


                                                                                  October 31, 2000
                                                     -------------------------------------------------------------------------------
                                                                                       Subsidiary
                                                                      Subsidiary          Non-
                                                        Parent        Guarantors       Guarantors      Eliminations     Consolidated
                                                     -----------      -----------      -----------     ------------     ------------
                    ASSETS
 Current assets:
      Cash .....................................     $    10,901      $    (5,820)     $    18,612      $      --        $    23,693
      Accounts receivable, net .................          (7,814)         637,564           82,469           (3,214)         709,005
      Prepaid expenses and other assets ........           5,418           37,971              463             --             43,852
                                                     -----------      -----------      -----------      -----------      -----------
         Total current assets ..................           8,505          669,715          101,544           (3,214)         776,550
 Property and equipment, net ...................             442           77,184           11,035             --             88,661
 Goodwill, net .................................         395,063          154,631             --            (35,083)         514,611
 Investment in unconsolidated subsidiaries .....         245,127          361,210              920         (607,257)            --
 Inter-company receivable ......................            --              5,458           (4,205)          (1,253)            --
 Other assets ..................................          15,019           41,973            2,811          (12,491)          47,312
                                                     -----------      -----------      -----------      -----------      -----------
                                                     $   664,156      $ 1,310,171      $   112,105      $  (659,298)     $ 1,427,134
                                                     ===========      ===========      ===========      ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt .........     $    28,924      $    18,824      $     9,723      $   (12,248)     $    45,223
     Accounts payable ..........................          (1,061)         119,776           10,345           (3,895)         125,165
     Inter-company payable .....................        (173,328)         150,096           31,895           (8,663)            --
     Accrued expenses and other ................          33,291           59,875           32,358           (4,397)         121,127
     Billings in excess of costs and
       accrued earnings on contracts in
       process .................................            --             84,169            6,306             --             90,475
                                                     -----------      -----------      -----------      -----------      -----------
         Total current liabilities .............        (112,174)         432,740           90,627          (29,203)         381,990
Long-term debt .................................         587,135           15,892              101             --            603,128
Other ..........................................          19,902           51,562            1,594              151           73,209
                                                     -----------      -----------      -----------      -----------      -----------
         Total liabilities .....................         494,863          500,194           92,322          (29,052)       1,058,327
Mandatorily redeemable Series B exchangeable
   convertible preferred stock .................         111,013             --               --               --            111,013
Total stockholders' equity .....................          58,280          809,977           19,783         (630,246)         257,794
                                                     -----------      -----------      -----------      -----------      -----------
                                                     $   664,156      $ 1,310,171      $   112,105      $  (659,298)     $ 1,427,134
                                                     ===========      ===========      ===========      ===========      ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended January 31, 2000
                                     ---------------------------------------------------------------
                                                              Subsidiary
                                                 Subsidiary      Non-
                                      Parent     Guarantors   Guarantors  Eliminations  Consolidated
                                     --------    ----------   ----------  ------------  ------------
Revenues ......................      $  --        $459,215      $ 56,804     $  (3,142)  $512,877
                                     --------     --------      --------     ---------   --------
Expenses:
   Direct operating ...........         --         280,146        33,172        (3,142)   310,176
   Indirect, general and
     administrative ...........         3,716      142,536        22,782         --       169,034
   Interest expense, net ......        17,590          165           228         --        17,983
                                     --------     --------      --------     ---------   --------
                                       21,306      422,847        56,182        (3,142)   497,193
                                     --------     --------      --------     ---------   --------
Income (loss) before taxes ....       (21,306)      36,368           622         --        15,684
Income tax expense ............         6,856          161            33         --         7,050
                                     --------     --------      --------     ---------   --------

Net income (loss) .............       (28,162)      36,207           589         --         8,634
Preferred stock dividend ......         2,052          --            --          --         2,052
                                     --------     --------      --------     ---------   --------
Net income (loss) available for
   common stockholders ........       (30,214)       36,207          589         --         6,582
Other comprehensive income,
   net of tax:
   Foreign currency adjustments         --             --             83         --            83
                                     --------     --------      --------     ---------   --------
Comprehensive income (loss) ...      $(30,214)    $ 36,207      $    672     $   --      $  6,665
                                     ========     ========      ========     =========   ========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Three Months Ended January 31, 2000
                                          ---------------------------------------------------------------
                                                                   Subsidiary
                                                      Subsidiary      Non-
                                           Parent     Guarantors   Guarantors  Eliminations  Consolidated
                                          --------    ----------   ----------  ------------  ------------
Cash flows from operating activities:
   Net income (loss) .................    $(28,162)    $ 36,207     $    589      $  --       $  8,634
                                          --------     --------     --------      -------     --------
Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
   Depreciation and amortization .....       2,424        7,672          618         --         10,714
   Amortization of financing fees ....         820         --           --           --            820
   Receivable allowances .............        --          2,542       (3,548)       1,092           86
   Stock compensation ................          89         --           --           --             89
Changes in current assets and
   liabilities:
   Accounts receivable and costs and
     accrued earnings in excess of
     billings on contracts in
     process  ........................        --        (54,403)       7,598       35,176      (11,629)
   Prepaid expenses and other
     assets ..........................      (7,748)         822        1,167       16,133       10,374
   Accounts payable, accrued salaries
     and wages and accrued
     expenses ........................      24,363        3,408       (6,825)     (63,315)     (42,369)
   Billings in excess of costs and
     accrued earnings on contracts in
     process .........................        --          3,528        2,861       (1,714)       4,675
   Deferrals and other, net ..........        (535)        --         (2,387)       4,345        1,423
                                          --------     --------     --------      -------     --------
     Total adjustments ...............      19,413      (36,431)        (516)      (8,283)     (25,817)
                                          --------     --------     --------      -------     --------
 Net cash provided (used) by operating
   activities ........................      (8,749)        (224)          73       (8,283)     (17,183)
                                          --------     --------     --------      -------     --------
Cash flows from investing activities:
   Capital expenditures ..............         (16)        (697)      (1,362)        --         (2,075)
                                          --------     --------     --------      -------     --------
   Net cash (used) by investing
     activities ......................         (16)        (697)      (1,362)        --         (2,075)
                                          --------     --------     --------      -------     --------
Cash flows from financing activities:
   Proceeds from issuance (payment) of
     debt ............................         516       (8,924)       2,130        8,283        2,005
   Proceeds from sale of common shares
     and exercise of stock
     options .........................         341         --           --           --            341
                                          --------     --------     --------      -------     --------
   Net cash provided by financing
     activities ......................         857       (8,924)       2,130        8,283        2,346
                                          --------     --------     --------      -------     --------

Net increase (decrease) in cash ......      (7,908)      (9,845)         841         --        (16,912)
Cash at beginning of period ..........       6,722       17,028       21,937         --         45,687
                                          --------     --------     --------      -------     --------

Cash at end of period ................    $ (1,186)    $  7,183     $ 22,778      $  --       $ 28,775
                                          ========     ========     ========      =======     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We report the results of our operations on a fiscal year, which ends on October 31. This Management Discussion and Analysis ("MD&A") should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2000, which was previously filed with the Securities and Exchange Commission.

Results of Operations

   First quarter ended January 31, 2001 vs. January 31, 2000

    Our revenues were $515,624,000 for the quarter ended January 31, 2001, an increase of $2,747,000 or 0.5%, over the amount reported for the same period last year.

    Direct operating expenses for the quarter ended January 31, 2001, which consist of direct labor and other direct expenses, including subcontractor costs, decreased $4,643,000, a 1.5% decrease over the amount reported for the same period last year as a result of a decrease in the use of subcontractors. Indirect, general and administrative expenses for the quarter ended January 31, 2001, increased $6,484,000, or 3.8%, over the amount reported for the same period last year, as a result of an increase in sales and business development expenses. Interest expense decreased due to reductions in our long-term debt.

    Our earnings before income taxes were $16,955,000 for the first quarter ended January 31, 2001, compared to $15,684,000 for the same period last year. Our effective income tax rates for the quarters ended January 31, 2001 and 2000 were approximately 44% and 45%, respectively.

    We reported net income of $9,455,000 or $0.42 per share on a diluted basis for the first quarter ended January 31, 2001, compared with $8,634,000, or $0.40 per share for the same period last year.

    Our backlog at January 31, 2001, was $1.6 billion, as compared to $1.7 billion at October 31, 2000.

Liquidity and Capital Resources

    At January 31, 2001, we had working capital of $407,774,000, an increase of $13,214,000 from October 31, 2000.

    Substantially all of our cash flow is generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided mainly by receipts from our subsidiaries. Under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of the subsidiaries, may limit our ability to obtain cash from our subsidiaries.

    Our liquidity and capital measurements are set forth below:

                                                          As of January 31, 2001
                                                          ----------------------
        Working capital ..................................      $407,774,000
        Working capital (current) ratio ..................            2 to 1
        Average days to convert billed accounts receivable
           to cash .......................................                74
        Percentage of debt to equity .....................               172%

    Our cash and cash equivalents amounted to $9,369,000 at January 31, 2001, a decrease of $14,324,000 from October 31, 2000, primarily as a result of funding operating requirements.

    During the three-month period ended January 31, 2001, cash flow used by operating activities totaled $13,434,000. We intend to satisfy our working capital needs primarily through internal cash generation. Our primary sources of liquidity will be cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash will be to fund our working capital and capital expenditures and to service our debt. We believe that our existing financial resources, together with our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our combined operations and capital expenditure needs for the foreseeable future.

    During the fiscal year ended October 31, 1999, we paid $376.2 million for the purchase of Dames and Moore. To fund this transaction and to refinance outstanding bank debt, we incurred new borrowings of $650 million from establishing a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank") and from the issuance of 12 1/4% Senior Subordinated Exchange Notes. In addition, we sold 46,082.95 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100 million.

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

    Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3,000,000 per quarter for the following four quarters. Thereafter and through June 9, 2005, annual principal payments under Term Loan A range from $25,000,000 to a maximum of $58,000,000 with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on June 9, 2005. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1,000,000 in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in four equal quarterly installments in year seven. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1,000,000 in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in year eight. The revolving credit facility expires, and is repayable in full, on June 9, 2005.

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

    At January 31, 2001, our revolving credit facility with the Bank provides for advances up to $100,000,000. Also at January 31, 2001, we had outstanding letters of credit aggregating $36,500,000, which reduced the amount available to us under our revolving credit facility to $63,500,000.

    The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt, paying dividends or making distributions to our stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments, and require us to submit quarterly compliance certification. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $160,000,000 and a maximum leverage ratio of 4.00 to 1.00 for the period ended January 31, 2001. We were fully compliant with these covenants as of January 31, 2001.

    12 1/4% Senior Subordinated Exchange Notes. Our notes are due in 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of January 31, 2001, we owed $200,000,000 on our notes.

    Certain of our wholly owned subsidiaries fully and unconditionally guarantee the notes on a joint and several basis. We may redeem any of the notes beginning May 1, 2004. The initial redemption price is 109.125% of their principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2004 and will be 100% of their principal amount, plus accrued and unpaid interest beginning on May 1, 2007. In addition, at any time prior to May 1, 2002, we may redeem up to 35% of the principal amount of the notes with net cash proceeds from the sale of capital stock. The redemption price will be equal to 112.25% of the principal amount of the redeemed notes.

    Interest Rate Swap Agreement. We entered into an interest rate swap agreement with the Bank. This interest rate swap effectively fixed the interest rate on $48.8 million of our LIBOR-based borrowings at 5.97% plus the applicable margin. This interest rate swap expired on November 30, 2000.

    Interest Rate Cap Agreement. We entered into an interest rate cap agreement with the Bank. This agreement caps the interest rate at 7% for $211.0 million of our LIBOR-based borrowings through July 31, 2002. The fair market value of this interest rate cap agreement at January 31, 2001, was $24,896.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

    In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our actual results:

Our substantial indebtedness could adversely affect our financial condition.

    We are a highly leveraged company. As of January 31, 2001, we had approximately $652.6 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

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

To service our indebtedness, we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.

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

    We submit some proposals on projects based on an estimate of the costs we will likely incur. To the extent we cannot control overhead, general and administrative and other costs, or if we underestimate such costs, we may have low profit margins or may incur losses.

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

    As a worldwide provider of engineering services, we have operations in over 30 countries and derive approximately 10% of our revenues from international operations. International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
        None.

    (b) Reports on Form 8-K
        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated March 14, 2001                  URS CORPORATION

                                      /s/ Kent Ainsworth
                                      ------------------------------------------
                                      Kent P. Ainsworth
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)