Form 10-Q
period 2001-04-30
URS CORP /NEW/
filed 2001-06-14
CIK 102379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _____________ to _____________

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

                                Yes /X/   No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                          Outstanding at June 4, 2001
                      -----                          ---------------------------

         Common Stock, $.01 par value                       17,656,741

                        URS CORPORATION AND SUBSIDIARIES

    This Form 10-Q for the quarter ended April 30, 2001, contains forward-looking statements, including statements about the continued strength of our business and opportunities for future growth. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: our highly leveraged position; our ability to service our debt; our ability to pursue business strategies; our continued dependence on federal, state and local appropriations for infrastructure spending; pricing pressures, changes in the regulatory environment; outcomes of pending and future litigation; our ability to attract and retain qualified professionals; industry competition; changes in international trade, monetary and fiscal policies; our ability to integrate future acquisitions successfully; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in the attached Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in our Annual Report on Form 10-K for the year ended October 31, 2000, and other reports subsequently filed from time to time with the Securities and Exchange Commission . We assume no obligation to update any forward-looking statements.


PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets
             April 30, 2001 and October 31, 2000 ..........................    3

          Consolidated Statements of Operations
             Three and six months ended April 30, 2001 and 2000 ...........    4

          Consolidated Statements of Cash Flows
             Six months ended April 30, 2001 and 2000 .....................    5

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................   15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......   22

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings ...............................................   23
Item 2.   Changes in Securities and Use of Proceeds .......................   23
Item 3.   Defaults Upon Senior Securities .................................   23
Item 4.   Submission of Matters to a Vote of Security Holders .............   23
Item 5.   Other Information ...............................................   23
Item 6.   Exhibits and Reports on Form 8-K ................................   24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                      April 30, 2001      October 31, 2000
                                                                                      --------------      ----------------
                                                                                       (unaudited)

                                      ASSETS
Current assets:
   Cash.........................................................................       $     9,296           $    23,693
   Accounts receivable..........................................................           452,182               464,074
   Costs and accrued earnings in excess of billings on contracts in process.....           307,082               281,757
   Less receivable allowances...................................................           (31,634)              (36,826)
                                                                                       -----------           -----------
         Net accounts receivable................................................           727,630               709,005
                                                                                       -----------           -----------
   Income taxes recoverable.....................................................                --                16,668
   Deferred income taxes........................................................             4,926                 4,859
   Prepaid expenses and other assets............................................            25,405                22,325
                                                                                       -----------           -----------
          Total current assets..................................................           767,257               776,550
Property and equipment, net.....................................................            94,948                88,661
Goodwill, net...................................................................           508,057               514,611
Other assets....................................................................            46,384                47,312
                                                                                       -----------           -----------
                                                                                       $ 1,416,646           $ 1,427,134
                                                                                       ===========           ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................       $    51,943           $    45,223
   Accounts payable.............................................................           118,535               125,165
   Accrued salaries and wages...................................................            56,959                92,212
   Accrued expenses and other...................................................            33,604                28,915
   Billings in excess of costs and accrued earnings on contracts in process.....           100,699                90,475
                                                                                       -----------           -----------
          Total current liabilities.............................................           361,740               381,990
Long-term debt..................................................................           585,023               603,128
Deferred income taxes...........................................................            32,057                33,157
Deferred compensation and other.................................................            41,688                40,052
                                                                                       -----------           -----------
          Total liabilities.....................................................         1,020,508             1,058,327
                                                                                       -----------           -----------

Commitments and contingencies (Note 2)

Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00; authorized 150 shares; issued 53 and 51,
   respectively; liquidation preference $115,435 and $111,013, respectively.....           115,435               111,013
                                                                                       -----------           -----------

Stockholders' equity:
   Common shares, par value $.01; authorized 50,000 shares; issued
   17,505 and 16,834 shares, respectively.......................................               175                   168
   Treasury stock...............................................................              (287)                 (287)
   Additional paid-in capital...................................................           143,221               137,389
   Other comprehensive income (loss)............................................            (3,229)               (2,412)
   Retained earnings............................................................           140,823               122,936
                                                                                       -----------           -----------
          Total stockholders' equity............................................           280,703               257,794
                                                                                       -----------           -----------
                                                                                       $ 1,416,646           $ 1,427,134
                                                                                       ===========           ===========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                Three months ended                  Six months ended
                                                                     April 30,                          April 30,
                                                          -------------------------------    -------------------------------
                                                               2001            2000               2001            2000
                                                               ----            ----               ----            ----
                                                                    (unaudited)                        (unaudited)


Revenues...........................................        $   545,996      $   535,401       $ 1,061,620      $ 1,048,278
                                                           -----------      -----------       -----------      -----------
Expenses:
    Direct operating...............................            319,727          309,209           625,260          619,385
    Indirect, general and administrative...........            185,711          186,431           361,229          355,465
    Interest expense, net..........................             16,907           19,230            34,525           37,213
                                                           -----------      -----------       -----------      -----------
                                                               522,345          514,870         1,021,014        1,012,063
                                                           -----------      -----------       -----------      -----------
Income before taxes................................             23,651           20,531            40,606           36,215
Income tax expense.................................             10,770            9,450            18,270           16,500
                                                           -----------      -----------       -----------      -----------
Net income.........................................             12,881           11,081            22,336      $    19,715
Preferred stock dividend...........................              2,235            2,059             4,449            4,111
                                                           -----------      -----------       -----------      -----------
Net income available for common stockholders....                10,646            9,022            17,887           15,604
Other comprehensive income (loss)..................               (938)          (1,496)             (817)          (1,413)
                                                           -----------      -----------       -----------      -----------
Comprehensive income...............................        $     9,708      $     7,526       $    17,070      $    14,191
                                                           ===========      ===========       ===========      ===========
Net income per common share:
    Basic..........................................        $       .62      $       .56       $      1.05      $       .97
                                                           ===========      ===========       ===========      ===========
    Diluted........................................        $       .55      $       .51       $       .97      $       .91
                                                           ===========      ===========       ===========      ===========
Weighted average shares outstanding:
    Basic..........................................             17,202           16,052            17,045           15,997
                                                           ===========      ===========       ===========      ===========
    Diluted........................................             23,621           21,549            23,101           21,724
                                                           ===========      ===========       ===========      ===========


                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                          April 30,
                                                                                ----------------------------
                                                                                     2001          2000
                                                                                     ----          ----
                                                                                         (unaudited)
Cash flows from operating activities:
   Net income.................................................................  $  22,336       $  19,715
                                                                                ---------       ---------
   Adjustments to reconcile net income to net cash provided (used)
    by operating activities:

      Depreciation and amortization...........................................     20,277          21,619
      Amortization of financing fees..........................................      1,789           1,687
      Receivable allowances...................................................      2,622          (6,434)
      Stock compensation......................................................        906             323
    Changes in current assets and liabilities:
      Accounts receivable and costs and accrued earnings in excess of
       billings on contracts in process.......................................    (13,433)          7,656
      Income taxes recoverable................................................      4,997              --
      Prepaid expenses and other assets.......................................     (4,605)           (579)
      Accounts payable, accrued salaries and wages and accrued expenses.......    (33,364)        (31,903)
      Billings in excess of costs and accrued earnings on contracts in
       process................................................................     10,224          (4,012)
      Deferred income taxes...................................................     (1,167)            419
      Deferred compensation and other.........................................      1,636         (19,472)
      Other, net..............................................................     (1,127)         12,108
                                                                                ---------       ---------

           Total adjustments..................................................    (11,245)        (18,588)
                                                                                ---------       ---------

   Net cash provided by operating activities..................................     11,091           1,127
                                                                                ---------       ---------

Cash flows from investing activities:

   Capital expenditures, less equipment purchased through capital
      leases of  $7,711 and $3,655, respectively..............................    (14,254)         (4,838)
                                                                                ---------       ---------

   Net cash (used) by investing activities....................................    (14,254)         (4,838)
                                                                                ---------       ---------

Cash flows from financing activities:

   Principal payments on long-term debt.......................................    (12,082)         (7,305)
   Borrowings under the line of credit........................................     30,000              --
   Repayments on the line of credit...........................................    (25,000)             --
   Repayments on capital lease obligations....................................     (3,600)         (1,793)
   Repayments on short-term notes.............................................     (5,485)         (4,537)
   Proceeds from sale of common shares and exercise of stock options..........      4,933           3,695
                                                                                ---------       ---------

    Net cash (used) by financing activities...................................    (11,234)         (9,940)
                                                                                ---------       ---------

Net decrease in cash..........................................................    (14,397)        (13,651)
Cash at beginning of period...................................................     23,693          45,687
                                                                                ---------       ---------
Cash at end of period.........................................................  $   9,296       $  32,036
                                                                                =========       =========

Supplemental Information:
   Interest paid..............................................................  $  33,370       $  32,392
                                                                                =========       =========
   Taxes paid.................................................................  $  18,009       $  13,321
                                                                                =========       =========
   Equipment acquired subject to capital lease obligations....................  $   7,711       $   3,655
                                                                                =========       =========
   Non-cash dividends paid in-kind............................................  $   4,422       $   3,456
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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. The results of operations for the six months ended April 30, 2001, are not necessarily indicative of the operating results for the full year.

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

    In accordance with the disclosure requirement of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

                                                                 Three months ended           Six months ended
                                                                      April 30                    April 30
                                                             --------------------------- ---------------------------
                                                                2001          2000          2001          2000
                                                                ----          ----          ----          ----
                                                                    (in thousands, except per share amounts)
Numerator--Basic
  Net income available for common stockholders.........       $  10,646     $   9,022     $  17,887    $  15,604
                                                              =========     =========     =========    =========
Denominator--Basic
  Weighted-average common stock outstanding............          17,202        16,052        17,045       15,997
                                                              =========     =========     =========    =========
  Basic income per share...............................       $     .62     $     .56     $    1.05    $     .97
                                                              =========     =========     =========    =========
Numerator--Diluted
  Net income available for common stockholders.........       $  10,646     $   9,022     $  17,887    $  15,604
  Preferred stock dividend.............................           2,235         2,059         4,449        4,111
                                                              ---------     ---------     ---------    ---------
Net income.............................................       $  12,881     $  11,081     $  22,336    $  19,715
                                                              =========     =========     =========    =========
Denominator--Diluted
  Weighted-average common stock outstanding............          17,202        16,052        17,045       15,997
Effect of dilutive securities:
  Stock options........................................           1,168           889           858        1,119
  Convertible preferred stock..........................           5,251         4,608         5,198        4,608
                                                              ---------     ---------     ---------    ---------
                                                                 23,621        21,549        23,101       21,724
                                                              =========     =========     =========    =========
Diluted income per share...............................       $     .55     $     .51     $     .97    $     .91
                                                              =========     =========     =========    =========

Derivative Financial Instruments

    The Company is exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. From time to time, the Company may enter into interest rate derivatives to protect against this risk. At April 30, 2001, the only derivative instrument held by the Company was the interest rate cap agreement. From an economic standpoint, the cap agreement provides the Company with protection against LIBOR interest rate increases above 7%. For accounting purposes, the Company has elected not to designate the cap agreement as a hedge, and accordingly, changes in the fair market value of the cap agreement are included in other expenses in the Consolidated Statements of Operations. The fair market value of the interest rate cap agreement at April 30, 2001, was $7,760 and was included in Prepaid Expenses and Other Assets in the Consolidated Balance Sheets.

Reclassifications

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation with no effect on net income, equity or cash flows as previously reported.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

    Currently, the Company has limits of $125.0 million per loss and $125.0 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor's pollution liability insurance. These programs each have a self-insured claim retention of $0.1 million, $1.0 million and $0.25 million, respectively. With respect to various claims of Dames and Moore Group ("D-M"), an engineering and construction services firm acquired in June 1999, that arose from professional errors and omissions prior to the acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, it will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. The Company intends to maintain these policies, but there can be no assurance that the Company can maintain existing coverages or that claims will not exceed the available amount of insurance.

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

    Accounting policies for each of the reportable segments are the same as those of the Company. The Company provides services throughout the world. Services to other countries may be performed within the United States, and generally, revenues are classified within the geographic area where the services were performed.

    The following table shows summarized financial information on the Company's reportable segments. Included in the "Eliminations" column are elimination of inter-segment sales and elimination of investment in subsidiaries.

          As of April 30, 2001:                 Parent        Domestic       International     Eliminations       Total
          ---------------------                 ------        --------       -------------     ------------       -----
Total accounts receivable...............      $     174     $  650,150        $   77,306        $      --       $  727,630
Total assets............................      $ 657,457     $1,301,389        $  101,128        $(643,328)      $1,416,646

      For the Three Months Ended
            April 30, 2001:                     Parent        Domestic       International     Eliminations       Total
            ---------------                     ------        --------       -------------     ------------       -----
Revenue ................................      $      --     $  496,697        $   50,519        $  (1,220)      $  545,996
Segment operating income (loss).........      $  (7,288)    $   46,972        $      874        $      --       $   40,558

       For the Six Months Ended
            April 30, 2001:                     Parent        Domestic       International     Eliminations       Total
            ---------------                     ------        --------       -------------     ------------       -----
Revenue ................................      $      --     $  963,127        $  101,075        $  (2,582)      $1,061,620
Segment operating income (loss).........      $ (15,498)    $   88,322        $    2,307        $      --       $   75,131


          As of October 31, 2000:               Parent        Domestic       International     Eliminations       Total
          -----------------------               ------        --------       -------------     ------------       -----
Total accounts receivable...............      $  (7,814)    $  634,350        $   82,469        $      --       $  709,005
Total assets............................      $ 680,824     $1,272,340        $  116,310        $(642,340)      $1,427,134

      For the Three Months Ended
            April 30, 2000:                     Parent        Domestic       International     Eliminations       Total
            ---------------                     ------        --------       -------------     ------------       -----
Revenue ................................      $      --     $  477,403        $   58,391        $    (393)      $  535,401
Segment operating income (loss).........      $  (6,143)    $   44,688        $    1,216        $      --       $   39,761

       For the Six Months Ended
            April 30, 2000:                     Parent        Domestic       International     Eliminations       Total
            ---------------                     ------        --------       -------------     ------------       -----
Revenue ................................      $      --     $  933,627        $  115,195        $    (544)      $1,048,278
Segment operating income (loss).........      $ (11,261)    $   81,221        $    3,468        $      --       $   73,428


    Operating income is defined as income before income taxes and interest.

NOTE 4.  SUPPLEMENTAL GUARANTOR INFORMATION

    In June 1999, the Company completed a private placement of $200 million principal amount of its 12 1/4% Senior Subordinated Exchange Notes due 2009, which were exchanged in August 1999, for 12 1/4% Senior Subordinated Notes (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided mainly by distributions to or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

    The following information sets forth the condensed consolidating balance sheets of the Company as of April 30, 2001 and October 31, 2000, the condensed consolidating statements of operations for the three and six months ended April 30, 2001 and 2000, and the condensed consolidating statements of cash flows for the six months ended April 30, 2001 and 2000. Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                                                  April 30, 2001
                                                 ---------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                                   Subsidiary          Non-
                                                     Parent        Guarantors       Guarantors     Eliminations     Consolidated
                                                     ------        ----------       ----------     ------------     ------------

ASSETS
Current assets:
    Cash.....................................      $   (2,689)    $       901       $   11,084      $      --        $     9,296
    Accounts receivable, net.................             174         650,150           77,306             --            727,630
    Prepaid expenses and other assets........          10,223          18,335            1,773             --             30,331
                                                   ----------     -----------       ----------      ---------        -----------
        Total current assets.................           7,708         669,386           90,163             --            767,257
Property and equipment, net..................             636          83,568           10,744             --             94,948
Goodwill, net................................         390,555         152,153              182        (34,833)           508,057
Investment in unconsolidated subsidiaries....         245,127         363,959             (591)      (608,495)                --
Other assets.................................          13,431          32,323              630             --             46,384
                                                   ----------     -----------       ----------      ---------        -----------
                                                   $  657,457     $ 1,301,389       $  101,128      $(643,328)       $ 1,416,646
                                                   ==========     ===========       ==========      =========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt........      $   38,989     $     7,758       $    5,196      $      --        $    51,943
    Accounts payable.........................            (652)        104,392           14,795             --            118,535
    Inter-company payable....................        (102,132)         51,891           54,271         (4,030)                --
    Accrued expenses and other...............           6,666          67,372           16,525             --             90,563
    Billings in excess of costs and
    accrued earnings on contracts in process               --          92,135            8,564             --            100,699
                                                   ----------     -----------       ----------      ---------        -----------
        Total current liabilities............         (57,129)        323,548           99,351         (4,030)           361,740
Long-term debt...............................         568,960          15,603              460             --            585,023
Other........................................          36,571          37,147               27             --             73,745
                                                   ----------     -----------       ----------      ---------        -----------
        Total liabilities....................         548,402         376,298           99,838         (4,030)         1,020,508
                                                   ----------     -----------       ----------      ---------        -----------
Mandatorily redeemable Series B exchangeable
   convertible preferred stock..                      115,435              --               --             --            115,435
Total stockholders' equity...................          (6,380)        925,091            1,290       (639,298)           280,703
                                                   ----------     -----------       ----------      ---------        -----------
                                                   $  657,457     $ 1,301,389       $  101,128      $(643,328)       $ 1,416,646
                                                   ==========     ===========       ==========      =========        ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                            Three Months Ended April 30, 2001
                                                    --------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                                    Subsidiary         Non-
                                                       Parent       Guarantors      Guarantors     Eliminations    Consolidated
                                                       ------       ----------      ----------     ------------    ------------
Revenues...............................             $       --      $   496,697     $   50,519      $  (1,220)      $ 545,996
                                                    ----------      -----------     ----------      ---------       ---------
Expenses:
   Direct operating....................                     --          296,465         24,482         (1,220)        319,727
   Indirect, general and
     administrative....................                  7,288          153,260         25,163             --         185,711
   Interest expense, net...............                 16,519              249            139             --          16,907
                                                    ----------      -----------     ----------      ---------       ---------
                                                        23,807          449,974         49,784         (1,220)        522,345
                                                    ----------      -----------     ----------      ---------       ---------
Income (loss) before taxes.............                (23,807)          46,723            735             --          23,651
Income tax expense.....................                  9,521              778            471             --          10,770
                                                    ----------      -----------     ----------      ---------       ---------
Net income (loss)......................                (33,328)          45,945            264             --          12,881
Preferred stock dividend...............                  2,235               --             --             --           2,235
                                                    ----------      -----------     ----------      ---------       ---------
Net income (loss) available for
   common stockholders.................                (35,563)          45,945            264             --          10,646
Other comprehensive income
   (loss)..............................                     --               --           (938)            --            (938)
                                                    ----------      -----------     ----------      ---------       ---------
Comprehensive income (loss)............             $  (35,563)     $    45,945     $     (674)     $      --       $   9,708
                                                    ==========      ===========     ==========      =========       =========


                                                                            Six Months Ended April 30, 2001
                                                    --------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                                    Subsidiary         Non-
                                                       Parent       Guarantors      Guarantors     Eliminations    Consolidated
                                                       ------       ----------      ----------     ------------    ------------
Revenues...............................             $       --      $   963,127     $  101,075      $  (2,582)      $1,061,620
                                                    ----------      -----------     ----------      ---------       ----------
Expenses:
   Direct operating....................                     --          573,291         54,551         (2,582)         625,260
   Indirect, general and
     administrative....................                 15,498          301,514         44,217             --          361,229
   Interest expense, net...............                 33,650              507            368             --           34,525
                                                    ----------      -----------     ----------      ---------       ----------
                                                        49,148          875,312         99,136         (2,582)       1,021,014
                                                    ----------      -----------     ----------      ---------       ----------
Income (loss) before taxes.............                (49,148)          87,815          1,939             --           40,606
Income tax expense.....................                 16,812              909            549             --           18,270
                                                    ----------      -----------     ----------      ---------       ----------
Net income (loss)......................                (65,960)          86,906          1,390             --           22,336
Preferred stock dividend...............                  4,449               --             --             --            4,449
                                                    ----------      -----------     ----------      ---------       ----------
Net income (loss) available for
   common stockholders.................                (70,409)          86,906          1,390             --           17,887
Other comprehensive income
   (loss)..............................                     --               --           (817)            --             (817)
                                                    ----------      -----------     ----------      ---------       ----------
Comprehensive income (loss)............             $  (70,409)     $    86,906     $      573      $      --       $   17,070
                                                    ==========      ===========     ===========     =========       ==========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                           Six Months Ended April 30, 2001
                                                    --------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                                    Subsidiary         Non-
                                                       Parent       Guarantors      Guarantors     Eliminations    Consolidated
                                                       ------       ----------      ----------     ------------    ------------
Cash flows from operating activities:
   Net income (loss).........................       $  (65,960)     $   86,906      $    1,390      $      --       $   22,336
                                                    ----------      ----------      ----------      ---------       ----------
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
   Depreciation and amortization.............            5,234          13,623           1,420             --           20,277
   Amortization of financing fees ...........            1,789              --              --             --            1,789
   Receivable allowances.....................             (174)          1,055           1,741             --            2,622
   Stock compensation........................              906              --              --             --              906
Changes in current assets and
   liabilities:
   Accounts receivable and costs and
     accrued earnings in excess of
     billings on contracts in process .......               --         (16,855)          3,422             --          (13,433)
   Prepaid expenses and other  assets........            3,592            (821)         (2,379)            --              392
   Accounts payable, accrued salaries
     and wages and accrued expenses..........           47,462         (82,727)            502          1,399          (33,364)
   Billings in excess of costs and
     accrued earnings on contracts in
     process.................................               --           7,966           2,258             --           10,224
   Deferrals and other, net..................           (2,733)         14,060         (10,586)        (1,399)            (658)
                                                    ----------      ----------      ----------      ---------       ----------

     Total adjustments.......................           56,076         (63,699)         (3,622)            --          (11,245)
                                                    ----------      ----------      ----------      ---------       ----------
    Net cash provided (used) by
     operating activities....................           (9,884)         23,207          (2,232)            --           11,091
                                                    ----------      ----------      ----------      ---------       ----------

Cash flows from investing activities:
   Capital expenditures......................             (264)        (12,861)         (1,129)            --          (14,254)
                                                    ----------      ----------      ----------      ---------       ----------
   Net cash (used) by investing
     activities..............................             (264)        (12,861)         (1,129)            --          (14,254)
                                                    ----------      ----------      ----------      ---------       ----------
Cash flows from financing activities:
   Net (decrease) in long-term debt,
     bank borrowings and capital
     lease obligations.......................           (8,375)         (3,625)         (4,167)            --          (16,167)
   Proceeds from sale of common
     shares and exercise of stock
     options.................................            4,933              --              --             --            4,933
                                                    ----------      ----------      ----------      ---------       ----------
    Net cash (used) by financing
     activities..............................           (3,442)         (3,625)         (4,167)            --          (11,234)
                                                    ----------      ----------      ----------      ---------       ----------

Net increase (decrease) in cash..............          (13,590)          6,721          (7,528)            --          (14,397)
Cash at beginning of period..................           10,901          (5,820)         18,612             --           23,693
                                                    ----------      ----------      ----------      ---------       ----------

Cash at end of period........................    $      (2,689)     $      901      $   11,084      $      --       $    9,296
                                                 ==============     ==========      ==========      =========       ==========

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                                                                  October 31, 2000
                                                  ------------------------------------------------------------------------
                                                                                  Subsidiary
                                                                    Subsidiary       Non-
                                                    Parent          Guarantors    Guarantors   Eliminations   Consolidated
                                                    ------          ----------    ----------   ------------   ------------
                    ASSETS

 Current assets:
      Cash....................................    $  10,901        $    (5,820)    $  18,612    $       --     $    23,693
      Accounts receivable, net................       (7,814)           634,350        82,469            --         709,005
      Prepaid expenses and other assets.......       22,086             21,303           463            --          43,852
                                                  ---------        -----------     ---------    ----------     -----------
         Total current assets.................       25,173            649,833       101,544            --         776,550
 Property and equipment, net..................          442             77,184        11,035            --          88,661
 Goodwill, net................................      395,063            154,631            --       (35,083)        514,611
 Investment in unconsolidated subsidiaries....      245,127            361,210           920      (607,257)             --
 Other assets.................................       15,019             29,482         2,811            --          47,312
                                                  ---------        -----------     ---------    ----------     -----------
                                                  $ 680,824        $ 1,272,340     $ 116,310    $ (642,340)    $ 1,427,134
                                                  =========        ===========     =========    ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt........    $  28,924        $     6,576     $   9,723    $       --     $    45,223
     Accounts payable.........................       15,606             99,214        10,345            --         125,165
     Inter-company payable....................     (174,043)           150,053        36,099       (12,109)             --
     Accrued expenses and other...............       33,291             55,478        32,358            --         121,127
     Billings in excess of costs and accrued
       earnings on contracts in process.......           --             84,169         6,306            --          90,475
                                                  ---------        -----------     ---------    ----------     -----------
         Total current liabilities............      (96,222)           395,490        94,831       (12,109)        381,990
Long-term debt................................      587,136             15,892           100            --         603,128
Other.........................................       19,902             51,712         1,595            --          73,209
                                                  ---------        -----------     ---------    ----------     -----------
         Total liabilities....................      510,816            463,094        96,526       (12,109)      1,058,327
Mandatorily redeemable Series B exchangeable
   convertible preferred stock................      111,013                 --            --            --         111,013
Total stockholders' equity....................       58,995            809,246        19,784      (630,231)        257,794
                                                  ---------        -----------     ---------    -----------    -----------
                                                  $ 680,824        $ 1,272,340     $ 116,310    $ (642,340)    $ 1,427,134
                                                  =========        ===========     =========    ===========    ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                          Three Months Ended April 30, 2000
                                                    --------------------------------------------------------------------------------
                                                                                   Subsidiary
                                                                    Subsidiary        Non-
                                                       Parent       Guarantors     Guarantors     Eliminations    Consolidated
                                                       ------       ----------     ----------     ------------    ------------
Revenues.................................           $       --      $  477,403     $   58,391      $    (393)      $  535,401
                                                    ----------      ----------     ----------      ---------       ----------
Expenses:
 Direct operating........................                   --         275,330         34,272           (393)         309,209
 Indirect, general and
   administrative........................                6,143         157,385         22,903             --          186,431
 Interest expense, net...................               19,428            (411)           213             --           19,230
                                                    ----------      ----------     ----------      ---------       ----------
                                                        25,571         432,304         57,388           (393)         514,870
                                                    ----------      ----------     ----------      ---------       ----------
Income (loss) before taxes...............              (25,571)         45,099          1,003             --           20,531
Income tax expense.......................                9,118             283             49             --            9,450
                                                    ----------      ----------     ----------      ---------       ----------
Net income (loss)........................              (34,689)         44,816            954             --           11,081
Preferred stock dividend.................                2,059              --             --             --            2,059
                                                    ----------      ----------     ----------      ---------       ----------
Net income (loss) available for
   common stockholders...................              (36,748)         44,816            954             --            9,022
Other comprehensive income
   (loss)................................                   --              --         (1,496)            --           (1,496)
                                                    ----------      ----------     ----------      ---------       ----------
Comprehensive income (loss)..............           $  (36,748)     $   44,816     $     (542)     $      --       $    7,526
                                                    ==========      ==========     ==========      =========       ==========


                                                                            Six Months Ended April 30, 2000
                                                    --------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                                    Subsidiary         Non-
                                                       Parent       Guarantors      Guarantors     Eliminations    Consolidated
                                                       ------       ----------      ----------     ------------    ------------
Revenues.................................           $       --      $  933,627     $  115,195       $    (544)      $1,048,278
                                                    ----------      ----------     ----------       ---------       ----------
Expenses:
 Direct operating........................                   --         552,485         67,444            (544)         619,385
 Indirect, general and
   administrative........................               11,261         299,921         44,283              --          355,465
 Interest expense, net...................               37,018            (246)           441              --           37,213
                                                    ----------      ----------     ----------       ---------       ----------
                                                        48,279         852,160        112,168            (544)       1,012,063
                                                    ----------      ----------     ----------       ---------       ----------
Income (loss) before taxes...............              (48,279)         81,467          3,027              --           36,215
Income tax expense.......................               15,974             444             82              --           16,500
                                                    ----------      ----------     ----------       ---------       ----------
Net income (loss)........................              (64,253)         81,023          2,945              --           19,715
Preferred stock dividend.................                4,111              --             --              --            4,111
                                                    ----------      ----------     ----------       ---------       ----------
Net income (loss) available for
   common stockholders...................              (68,364)         81,023          2,945              --           15,604
Other comprehensive income
   (loss)................................                   --              --         (1,413)             --           (1,413)
                                                    ----------      ----------     ----------       ---------       ----------
Comprehensive income (loss)..............           $  (68,364)     $   81,023     $    1,532       $      --       $   14,191
                                                    ==========      ==========     ==========       =========       ==========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended April 30, 2000
                                                    --------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                                    Subsidiary         Non-
                                                       Parent       Guarantors      Guarantors     Eliminations    Consolidated
                                                       ------       ----------      ----------     ------------    ------------
 Cash flows from operating activities:
   Net income (loss).........................       $  (64,253)     $    81,023     $    2,945      $      --       $   19,715
                                                    ----------      -----------     ----------      ---------       ----------
Adjustments to reconcile net income to
   net cash provided (used) by
   operating activities:
   Depreciation and amortization.............            5,230           15,207          1,182             --           21,619
   Amortization of financing fees............            1,687               --             --             --            1,687
   Receivable allowances.....................           (7,079)           4,021         (3,376)            --           (6,434)
   Stock compensation........................              323               --             --             --              323
Changes in current assets and liabilities:
   Accounts receivable and costs and
     accrued earnings in excess of
     billings on contracts in process........               --           (6,274)        13,930             --            7,656
   Prepaid expenses and other assets.........           (1,491)          (1,003)         1,915             --             (579)
   Accounts payable, accrued salaries
     and wages and accrued expenses..........           78,982         (119,339)        (6,817)        15,271          (31,903)
   Billings in excess of costs and
     accrued earnings on contracts in
     process.................................               --           (8,408)         4,396             --           (4,012)
   Deferrals and other, net..................          (11,548)          18,095          1,779        (15,271)          (6,945)
                                                    ----------      -----------     ----------      ---------       ----------

     Total adjustments.......................           66,104          (97,701)        13,009             --          (18,588)
                                                    ----------      -----------     ----------      ---------       ----------
 Net cash provided (used) by operating
   activities................................            1,851          (16,678)        15,954             --            1,127
                                                    ----------      -----------     ----------      ---------       ----------

Cash flows from investing activities:
   Capital expenditures......................             (102)          (1,887)        (2,849)            --           (4,838)
                                                    ----------      -----------     ----------      ---------       ----------
   Net cash (used) by investing
     activities..............................             (102)          (1,887)        (2,849)            --           (4,838)
                                                    ----------      -----------     ----------      ---------       ----------
Cash flows from financing activities:
   Net increase (decrease) in long-term
     debt, bank borrowings and capital
     lease obligations.......................           (8,110)             728         (6,253)            --          (13,635)
   Proceeds from sale of common shares
     and exercise of stock options...........            3,695               --             --             --            3,695
                                                    ----------      -----------     ----------      ---------       ----------
   Net cash provided (used) by
     financing activities....................           (4,415)             728         (6,253)            --           (9,940)
                                                    ----------      -----------     ----------      ---------       ----------

Net increase (decrease) in cash..............           (2,666)         (17,837)         6,852             --          (13,651)
Cash at beginning of period..................            6,722           17,028         21,937             --           45,687
                                                    ----------      -----------     ----------      ---------       ----------

Cash at end of period........................       $    4,056      $      (809)    $   28,789      $      --       $   32,036
                                                    ==========      ===========     ==========      =========       ==========

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

Results of Operations

             Second quarter ended April 30, 2001 vs. April 30, 2000

    Consolidated

    Our revenues were $546.0 million for the quarter ended April 30, 2001, an increase of $10.6 million or 2.0%, over the amount reported for the same period last year.

    Direct operating expenses for the quarter ended April 30, 2001, which consist of direct labor and other direct expenses, including subcontractor costs, increased $10.5 million, a 3.4% increase over the amount reported for the same period last year as a result of an increase in the use of subcontractors. Indirect, general and administrative expenses for the quarter ended April 30, 2001, decreased $0.7 million, or 0.4%, from the amount reported for the same period last year. Interest expense decreased $2.3 million due to repayments of our long-term debt and decrease in interest rate.

    Our earnings before income taxes were $23.7 million for the second quarter ended April 30, 2001, compared to $20.5 million for the same period last year. Our effective income tax rates for the quarters ended April 30, 2001 and 2000 were both approximately 46%.

    We reported net income of $12.9 million or $0.55 per share on a diluted basis for the second quarter ended April 30, 2001, compared to $11.1 million, or $0.51 per share for the same period last year.

    Our backlog at April 30, 2001, was $1.6 billion, as compared to $1.7 billion at October 31, 2000.

    Domestic Segment Including Parent Company

    Revenues for the domestic segment were $496.7 million for the quarter ended April 30, 2001, an increase of $19.3 million or 4.0%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

    Domestic direct operating expenses for the quarter ended April 30, 2001 increased $21.1 million, a 7.7% increase over the amount reported for the same period last year as a result of an increase in the use of subcontractors. Indirect, general and administrative expenses for the quarter ended April 30, 2001, decreased $3.0 million, or 1.8%, from the amount reported for the same period last year, due to decrease in marketing and business development expenses during the quarter. Interest expense decreased $2.3 million due to repayments of our long-term debt and decrease in interest rate.

    International Segment

    Revenues for the international segment were $50.5 million for the quarter ended April 30, 2001, a decrease of $7.9 million or 13.5%, from the amount reported for the same period last year. The decrease is mainly due to decreases in foreign currency exchange rates versus the U.S. dollar.

    Foreign direct operating expenses for the quarter ended April 30, 2001 decreased $9.8 million, a 28.6% decrease from the amount reported for the same period last year as a result of the decrease in pass-through expenses. Indirect, general and administrative expenses for the quarter ended April 30, 2001, increased $2.3 million, or 9.9%, over the amount reported for the same period last year. The increase is primarily due to additional staff, increase in insurance premiums and increase in occupancy costs.

               Six months ended April 30, 2001 vs. April 30, 2000

    Consolidated

    Our revenues were $1.1 billion for the six months ended April 30, 2001, an increase of $13.3 million or 1.3%, over the amount reported for the same period last year.

    Direct operating expenses for the six months ended April 30, 2001, which consist of direct labor and other direct expenses, including subcontractor costs, increased $5.9 million, a 0.9% increase over the amount reported for the same period last year. Indirect, general and administrative expenses for the six months ended April 30, 2001, increased $5.8 million, or 1.6%, from the amount reported for the same period last year. Interest expense decreased $2.7 million due to repayments of our long-term debt and decrease in interest rate.

    Our earnings before income taxes were $40.6 million for the six months ended April 30, 2001, compared to $36.2 million for the same period last year. Our effective income tax rates for the six months ended April 30, 2001 and 2000 were approximately 45% and 46%, respectively.

    We reported net income of $22.3 million or $0.97 per share on a diluted basis for the six months ended April 30, 2001, compared to $19.7 million, or $0.91 per share for the same period last year.

    Domestic Segment Including Parent Company

    Revenues for the domestic segment were $963.1 million for the six months ended April 30, 2001, an increase of $29.5 million or 3.2%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

    Domestic direct operating expenses for the six months ended April 30, 2001 increased $20.8 million, a 3.8% increase over the amount reported for the same period last year as a result of an increase in the use of subcontractors. Indirect, general and administrative expenses for the six months ended April 30, 2001, increased $5.8 million, or 1.9%, from the amount reported for the same period last year, due to increase in marketing expenses. Interest expense decreased $2.6 million due to repayments of our long-term debt and decrease in interest rate.

    International Segment

    Revenues for the international segment were $101.1 million for the six months ended April 30, 2001, a decrease of $14.1 million or 12.3%, from the amount reported for the same period last year. The decrease is mainly due to decreases in foreign currency exchange rates versus the U.S. dollar.

    Foreign direct operating expenses for the six months ended April 30, 2001, decreased $12.9 million, a 19.1% decrease from the amount reported for the same period last year as a result of the decrease in pass-through expenses. Indirect, general and administrative expenses for the six months ended April 30, 2001, decreased $.07 million, or 0.1%, over the amount reported for the same period last year.

Liquidity and Capital Resources

    At April 30, 2001, we had working capital of $405.5 million, an increase of $11.0 million from October 31, 2000.

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

    Our liquidity and capital measurements are set forth below:

                                                  As of            As of
                                              April 30, 2001  October 31, 2001
                                              --------------  ----------------
 Working capital............................   $ 405,517,000     $ 394,560,000
 Working capital (current) ratio............          2 to 1            2 to 1
 Average days to convert billed accounts
  receivable to cash........................              72                68
 Percentage of debt to equity...............             161%              176%

    Our cash and cash equivalents amounted to $9.3 million at April 30, 2001, a decrease of $14.4 million from October 31, 2000, primarily as a result of $16.2 million in net repayment of debt, and $14.3 million in payment for capital expenditures, offset by $11.1 million generated from operations and $4.9 million of proceeds generated from sale of common stock and exercise of stock options.

    During the second quarter ended April 30, 2001, we borrowed $30.0 million and repaid $25.0 million under our revolving line of credit. Our primary sources of liquidity will be cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash will be to fund our working capital and capital expenditures and to service our debt. We believe that our existing financial resources, together with our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our combined operations and capital expenditure needs for the foreseeable future.

    During the fiscal year ended October 31, 1999, we paid $376.2 million for the purchase of D-M. To fund this transaction and to refinance outstanding bank debt, we incurred new borrowings of $650 million from establishing a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank") and from the issuance of 12 1/4% Senior Subordinated Exchange Notes subsequently exchanged for 12 1/4% Senior Subordinated Notes. In addition, we sold 46,083 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100 million.

    Senior Collateralized Credit Facility. The senior collateralized credit facility was funded on June 9, 1999 ("Funding Date"), and provides for three term loan facilities in the aggregate amount of $450 million and a revolving credit facility in the amount of $100 million. The term loan facilities consist of Term Loan A, a $250 million tranche, Term Loan B, a $100 million tranche and Term Loan C, another $100 million tranche.

    Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3 million per quarter for the following four quarters. Thereafter and through June 9, 2005, annual principal payments under Term Loan A range from $25 million to a maximum of $58 million with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on June 9, 2005. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in four equal quarterly installments in 2006. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in 2007. The revolving credit facility expires, and is repayable in full, on June 9, 2005.

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

    At April 30, 2001, our revolving credit facility with the Bank provides for advances up to $100 million, of which $5.0 million was outstanding. Also at April 30, 2001, we had outstanding letters of credit aggregating $22.9 million, which reduced the amount available to us under our revolving credit facility to $72.1 million.

    The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt, paying dividends or making distributions to our stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments. We are required to submit quarterly compliance certification. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $160 million and a maximum leverage ratio of 4.00 to 1.00 for the period ended April 30, 2001. We were fully compliant with these covenants as of April 30, 2001.

    12 1/4% Senior Subordinated Notes. Our notes are due in 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of April 30, 2001, we owed $200.0 million on our notes.

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

    Interest Rate Cap Agreement. We entered into an interest rate cap agreement with the Bank. This agreement caps the interest rate at 7% for $211.0 million of our LIBOR-based borrowings through July 31, 2002. From an economic standpoint, the cap agreement provides us with protection against LIBOR interest rate increases above 7%. For accounting purposes, we have elected not to designate the cap agreement as a hedge, and accordingly, changes in the fair market value of the cap agreement are included in other expenses in the Consolidated Statements of Operations. The fair market value of the interest rate cap agreement at April 30, 2001, was $7,760 and was included in Prepaid Expenses and Other Assets in the Consolidated Balance Sheets.

    Enterprise Resource Program (ERP). During the current year, we commenced a project to consolidate all of our accounting and project management information systems. The costs of implementing this project, including software, consulting and hardware costs, are estimated to be approximately $30 million, to be incurred over the next two years. As of April 30, 2001, we incurred a total of approximately $5 million for this project. We plan to finance most of the implementation costs through capital lease arrangements with various vendors. If and to the extent that financing cannot be obtained through capital leases, we will draw on our line of credit as alternative financing for expenditures to be incurred for this project.

           Risk Factors That Could Affect Our Financial Condition and
                             Results of Operations

    In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our actual results:

Our substantial indebtedness could adversely affect our financial condition.

    We are a highly leveraged company. As of April 30, 2001, we had approximately $637.0 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

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

We derive approximately 60% of our revenues from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business and our ability to meet our debt obligations.

    We derive approximately 60% of our revenues from local, state and federal government agencies. The demand for our services will be directly related to the level of government program funding that is allocated to rebuild and expand the nation's infrastructure. We believe that the success and further development of our business depend upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure you that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources, or that we will continue to win government contracts under these or other programs.

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

    We have a responsibility to maintain our eligibility to perform government contracts. From time to time allegations of improper conduct in connection with government contracting have been made against us, and these could be the subjects of suspension or debarment consideration. We investigate all such allegations thoroughly and believe that appropriate actions have been taken in all cases. Additionally, we maintain a compliance program in an effort to assure that no improper conduct occurs in connection with government contracting.

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

    Various legal proceedings are pending against us alleging, among other things, breaches of contract or negligence in connection with our performance of professional services. In some actions, punitive or treble damages are sought that substantially exceed our insurance coverage. If we sustain damages greater than our insurance coverage, there could be a material adverse effect on our business, financial condition and results of operations.

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

Our ability to successfully integrate our accounting and project management systems.

    We are in the process of designing, testing and installing a company-wide accounting and project management system. In the event we do not complete the project successfully, we may experience reduced cash flow due to an inability to issue invoices to our customers and collect cash in a timely manner.

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

    The final interest rate settlement for our interest rate swap agreement had been determined prior to the close of fiscal year 2000. Therefore, changes in interest rates did not impact our then-existing interest rate swap agreement, which expired on November 30, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our annual meeting of stockholders held on March 20, 2001, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death or resignation.

                                                         Number of Shares
                                                   ---------------------------
                                                       For           Withheld
                                                       ---           --------
 Richard C. Blum                                   11,366,264        2,487,974
 Admiral S. Robert Foley, Jr., USN (Ret.)          13,757,882           96,356
 Marie L. Knowles                                  13,764,421           89,817
 Martin M. Koffel                                  12,685,425        1,168,813
 Richard B. Madden                                 13,764,550           89,688
 Armen Der Marderosian                             13,735,587          118,651
 Jean-Yves Perez                                   13,741,362          112,876
 Richard Q. Praeger                                13,762,328           91,910
 Irwin L. Rosenstein                               13,711,610          142,628
 William D. Walsh                                  13,764,878           89,360

        No stockholders abstained from voting in this election of directors and there were no broker non-votes.

2. To ratify the selection of PricewaterhouseCoopers L.L.P. as the Company's independent auditors for the fiscal year 2001.

                                       Number of Shares
                                       ----------------
             For                          13,816,882
             Against                          27,370
             Abstain                           9,986

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    Exhibit Number    Exhibit
    --------------    -------

    10.1 URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of April 25, 2001, between Martin M. Koffel and URS Corporation.
                      FILED HEREWITH.

    10.2 Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, by and between each of Martin M. Koffel, Kent P. Ainsworth, Joseph Masters and Irwin L. Rosenstein and URS Corporation reflecting grants dated as of April 25, 2001. FILED HEREWITH.

(b) Reports on Form 8-K
        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated June 14, 2001                     URS CORPORATION

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

                                                                    Sequentially
Exhibit                                                               Numbered
Number   Exhibit                                                        Page
-------  ---------------------------------------------------------- ------------

10.1     URS Corporation 1999 Equity Incentive Plan Restricted
         Stock Award Agreement, dated as of April 25, 2001,
         between Martin M. Koffel and URS Corporation. FILED            27
         HEREWITH.

10.2     Form of URS Corporation 1999 Equity Incentive Plan
         Nonstatutory Stock Option Agreement, by and between
         each of Martin M. Koffel, Kent P. Ainsworth,
         Joseph Masters and Irwin L.Rosenstein and URS
         Corporation reflecting grants dated as of
         April 25, 2001. FILED HEREWITH.                                32