Form 10-Q
period 2001-07-31
URS CORP /NEW/
filed 2001-09-13
CIK 102379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

                               Yes [X]     No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at September 4, 2001
                -----                         --------------------------------

    Common Stock, $.01 par value                         17,886,520

                        URS CORPORATION AND SUBSIDIARIES

     This Form 10-Q for the quarter ended July 31, 2001, contains forward-looking statements, including statements about the continued strength of our business and opportunities for future growth. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements; our highly leveraged position; our ability to service our debt; our ability to pursue business strategies; our continued dependence on federal, state and local appropriations for infrastructure spending; pricing pressures; changes in the regulatory environment; outcomes of pending and future litigation; our ability to attract and retain qualified professionals; industry competition; changes in international trade, monetary and fiscal policies; our ability to integrate future acquisitions successfully; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in the attached Management's Discussion and Analysis of Financial
Condition and Results of Operations, as well as in our Annual Report on Form 10-K for the year ended October 31, 2000, and other reports subsequently filed from time to time with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets
              July 31, 2001 and October 31, 2000 ............................  3

          Consolidated Statements of Operations
              Three and nine months ended July 31, 2001 and 2000 ............  4

          Consolidated Statements of Cash Flows
              Nine months ended July 31, 2001 and 2000 ......................  5

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations ................. 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ........ 22

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings ................................................. 23
Item 2.   Changes in Securities and Use of Proceeds ......................... 23
Item 3.   Defaults Upon Senior Securities ................................... 23
Item 4.   Submission of Matters to a Vote of Security Holders ............... 23
Item 5.   Other Information ................................................. 23
Item 6.   Exhibits and Reports on Form 8-K .................................. 23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                     July 31, 2001       October 31, 2000
                                                                                     -------------       ----------------
                                                                                      (unaudited)
                                     ASSETS

Current assets:
    Cash ........................................................................     $    19,007          $    23,693
    Accounts receivable .........................................................         486,893              464,074
    Costs and accrued earnings in excess of billings on contracts in process ....         293,713              281,757
    Less receivable allowances ..................................................         (29,576)             (36,826)
                                                                                      -----------          -----------
             Net accounts receivable ............................................         751,030              709,005
                                                                                      -----------          -----------
    Income taxes recoverable ....................................................              --               16,668
    Deferred income taxes .......................................................           4,926                4,859
    Prepaid expenses and other assets ...........................................          23,967               22,325
                                                                                      -----------          -----------
             Total current assets ...............................................         798,930              776,550
Property and equipment, net .....................................................         104,925               88,661
Goodwill, net ...................................................................         504,666              514,611
Other assets ....................................................................          49,747               47,312
                                                                                      -----------          -----------
                                                                                      $ 1,458,268          $ 1,427,134
                                                                                      ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt ...........................................     $    47,102          $    45,223
    Accounts payable ............................................................         128,691              125,165
    Accrued salaries and wages ..................................................          59,187               92,212
    Accrued expenses and other ..................................................          26,077               28,915
    Billings in excess of costs and accrued earnings on contracts in process ....         100,129               90,475
                                                                                      -----------          -----------
             Total current liabilities ..........................................         361,186              381,990
Long-term debt ..................................................................         609,101              603,128
Deferred income taxes ...........................................................          32,611               33,157
Deferred compensation and other .................................................          39,457               40,052
                                                                                      -----------          -----------
             Total liabilities ..................................................       1,042,355            1,058,327
                                                                                      -----------          -----------

Commitments and contingencies (Note 2)

Mandatorily  redeemable Series B exchangeable  convertible  preferred stock, par value $1.00; authorized 150 shares; issued 54 and 51, respectively; liquidation
preference $117,744 and $111,013, respectively ..................................         117,744              111,013
                                                                                      -----------          -----------

Stockholders' equity:
    Common shares, par value $.01; authorized 50,000 shares; issued 17,834 and
      16,834 shares, respectively ...............................................             178                  168
    Treasury stock ..............................................................            (287)                (287)
    Additional paid-in capital ..................................................         147,201              137,389
    Other comprehensive income (loss) ...........................................          (3,098)              (2,412)
    Retained earnings ...........................................................         154,175              122,936
                                                                                      -----------          -----------
             Total stockholders' equity .........................................         298,169              257,794
                                                                                      -----------          -----------
                                                                                      $ 1,458,268          $ 1,427,134
                                                                                      ===========          ===========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     Three months ended                    Nine months ended
                                                                           July 31,                             July 31,
                                                                -----------------------------        ------------------------------
                                                                    2001              2000               2001               2000
                                                                -----------       -----------        -----------        -----------
                                                                         (unaudited)                           (unaudited)
Revenues ................................................       $   591,198       $   558,534        $ 1,652,818        $ 1,606,812
                                                                -----------       -----------        -----------        -----------
Expenses:
     Direct operating ...................................           361,735           343,660            986,995            963,045
     Indirect, general and administrative ...............           184,748           170,930            545,977            526,395
     Interest expense, net ..............................            16,211            17,163             50,736             54,376
                                                                -----------       -----------        -----------        -----------
                                                                    562,694           531,753          1,583,708          1,543,816
                                                                -----------       -----------        -----------        -----------
Income before taxes .....................................            28,504            26,781             69,110             62,996
Income tax expense ......................................            12,830            12,600             31,100             29,100
                                                                -----------       -----------        -----------        -----------
Net income ..............................................            15,674            14,181             38,010             33,896
Preferred stock dividend ................................             2,322             2,143              6,771              6,254
                                                                -----------       -----------        -----------        -----------
Net income available for common stockholders ............            13,352            12,038             31,239             27,642
Other comprehensive income (loss) .......................               131              (592)              (686)            (2,005)
                                                                -----------       -----------        -----------        -----------
Comprehensive income ....................................       $    13,483       $    11,446        $    30,553        $    25,637
                                                                ===========       ===========        ===========        ===========
Net income per common share:
     Basic ..............................................       $       .76       $       .73        $      1.81        $      1.71
                                                                ===========       ===========        ===========        ===========
     Diluted ............................................       $       .64       $       .64        $      1.61        $      1.55
                                                                ===========       ===========        ===========        ===========
Weighted average shares outstanding:
     Basic ..............................................            17,695            16,498             17,262             16,161
                                                                ===========       ===========        ===========        ===========
     Diluted ............................................            24,696            22,328             23,594             21,884
                                                                ===========       ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                                July 31,
                                                                                       --------------------------
                                                                                         2001              2000
                                                                                       --------          --------
                                                                                              (unaudited)
Cash flows from operating activities:
   Net income .....................................................................    $ 38,010          $ 33,896
                                                                                       --------          --------
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
        Depreciation and amortization .............................................      31,324            31,722
        Amortization of financing fees ............................................       2,692             2,581
        Receivable allowances .....................................................         564            (6,241)
        Stock compensation ........................................................       1,330               814
     Changes in current assets and liabilities:
        Accounts receivable and costs and accrued earnings in excess of
          billings on contracts in process ........................................     (34,775)            2,279
        Income taxes recoverable ..................................................       4,997                --
        Prepaid expenses and other assets .........................................      (3,354)           (2,498)
        Accounts payable, accrued salaries and wages and accrued expenses .........     (28,520)          (17,241)
        Billings in excess of costs and accrued earnings on contracts in process ..       9,654              (943)
        Deferred income taxes .....................................................        (613)               68
        Deferred compensation and other ...........................................        (595)          (22,522)
        Other, net ................................................................      (5,489)           (7,521)
                                                                                       --------          --------

               Total adjustments ..................................................     (22,785)          (19,502)
                                                                                       --------          --------

     Net cash provided by operating activities ....................................      15,225            14,394
                                                                                       --------          --------

Cash flows from investing activities:

   Proceeds from sale of subsidiaries .............................................          --            20,000
   Capital expenditures, less equipment purchased through capital
      leases of $19,958 and $6,336, respectively ..................................     (19,085)          (13,626)
                                                                                       --------          --------

   Net cash (used) provided by investing activities ...............................     (19,085)            6,374
                                                                                       --------          --------

Cash flows from financing activities:

   Principal payments on long-term debt ...........................................     (12,261)          (37,219)
   Borrowings under the line of credit ............................................      75,000                --
   Repayments on the line of credit ...............................................     (65,000)               --
   Repayments on capital lease obligations ........................................      (6,963)           (2,512)
   Borrowings under short-term notes ..............................................       5,830                --
   Repayments on short-term notes .................................................      (5,924)               --
   Proceeds from sale of common shares and exercise of stock options ..............       8,492             3,848
                                                                                       --------          --------

    Net cash (used) by financing activities .......................................        (826)          (35,883)
                                                                                       --------          --------

Net decrease in cash ..............................................................      (4,686)          (15,115)
Cash at beginning of period .......................................................      23,693            45,687
                                                                                       --------          --------
Cash at end of period .............................................................    $ 19,007          $ 30,572
                                                                                       ========          ========

Supplemental Information:
   Interest paid ..................................................................    $ 54,914          $ 55,648
                                                                                       ========          ========
   Taxes paid .....................................................................    $ 25,070          $ 21,657
                                                                                       ========          ========
   Equipment acquired subject to capital lease obligations ........................    $ 19,958          $  6,336
                                                                                       ========          ========
   Non-cash dividends paid in-kind ................................................    $  6,731          $  5,586
                                                                                       ========          ========
   Net book value of business sold ................................................    $     --          $ 20,000
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. The results of operations for the nine months ended July 31, 2001 are not necessarily indicative of the operating results for the full year.

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

     In accordance with the disclosure requirement of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

                                                                            Three months ended             Nine months ended
                                                                                  July 31                       July 31
                                                                           ----------------------------------------------------
                                                                             2001           2000           2001           2000
                                                                           -------        -------        -------        -------
                                                                                (in thousands, except per share amounts)
     Numerator--Basic
        Net income available for common stockholders ..............        $13,352        $12,038        $31,239        $27,642
                                                                           =======        =======        =======        =======
     Denominator--Basic
        Weighted-average common stock outstanding .................         17,695         16,498         17,262         16,161
                                                                           =======        =======        =======        =======
        Basic income per share ....................................        $   .76        $   .73        $  1.81        $  1.71
                                                                           =======        =======        =======        =======
     Numerator--Diluted
        Net income available for common stockholders ..............        $13,352        $12,038        $31,239        $27,642
        Preferred stock dividend ..................................          2,322          2,143          6,771          6,254
                                                                           -------        -------        -------        -------
     Net income ...................................................        $15,674        $14,181        $38,010        $33,896
                                                                           =======        =======        =======        =======
     Denominator--Diluted
        Weighted-average common stock outstanding .................         17,695         16,498         17,262         16,161
     Effect of dilutive securities:
        Stock options .............................................          1,650            878          1,084          1,001
        Convertible preferred stock ...............................          5,351          4,952          5,248          4,722
                                                                           -------        -------        -------        -------
                                                                            24,696         22,328         23,594         21,884
                                                                           =======        =======        =======        =======
     Diluted income per share .....................................        $   .64        $   .64        $  1.61        $  1.55
                                                                           =======        =======        =======        =======

Derivative Financial Instruments

     The Company is exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. From time to time, the Company may enter into interest rate derivatives to protect against this risk. At July 31, 2001, the only derivative instrument held by the Company was the interest rate cap agreement. From an economic standpoint, the cap agreement provides the Company with protection against LIBOR interest rate increases above 7%. For accounting purposes, the Company has elected not to designate the cap agreement as a hedge, and accordingly, changes in the fair market value of the cap agreement are included in other expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at July 31, 2001 was zero.

Impairment of Long-Lived Assets

     In accordance with SFAS #121, the Company assesses impairment of long-lived assets. Long-lived assets, including goodwill, are assessed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an asset is deemed impaired, an impairment loss is measured and recorded as a charge against earnings in an amount equal to the excess of the book value of the asset over the estimated fair value of the asset at the time of the impairment.

Statement of Financial Accounting Standards No. 142

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statndards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of that fiscal year. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. The Company is completing its evaluation of the impact of SFAS 142 on its financial position and its results of operations and intends to adopt SFAS 142 on November 1, 2001. The Company does not expect any material adverse impact on its financial position or its results of operations upon adoption of SFAS 142.

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

     Various legal proceedings are pending against the Company or its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages, that substantially exceed the Company's insurance coverage. Based on the Company's previous experience with claims settlement and the nature of the pending legal proceedings, the Company does not believe that any of the legal proceedings are likely to result in a judgment against or settlement by the Company, that would materially exceed its insurance coverage or have a material adverse effect on its consolidated financial position or operations.

NOTE 3. SEGMENT AND RELATED INFORMATION

     Management has organized the Company by geographic divisions. The geographic divisions are Parent, Domestic and International. The Parent division comprises the Parent Company. The Domestic division comprises all offices located in the United States. The International division comprises all offices in the Americas, Europe and Asia/Pacific (e.g., Australia, Indonesia, Singapore, New Zealand and the Philippines).

     Accounting policies for each of the reportable segments are the same as those of the Company. The Company provides services throughout the world. Services to other countries may be performed within the United States, and generally, revenues are classified within the geographic area where the services are performed.

     The following table shows summarized financial information (in thousands) on the Company's reportable segments. Included in the "Eliminations" column are elimination of inter-segment sales and elimination of investment in subsidiaries.

            As of July 31, 2001:                       Parent          Domestic       International    Eliminations          Total
            --------------------                       ------          --------       -------------    ------------          -----
Total accounts receivable ...................       $       --        $  672,189       $   78,841       $       --        $  751,030
Total assets ................................       $  641,892        $1,349,716       $  105,818       $ (639,158)       $1,458,268

         For the Three Months Ended
                July 31, 2001:                         Parent          Domestic       International    Eliminations          Total
                --------------                         ------          --------       -------------    ------------          -----
Revenue .....................................       $       --        $  541,441       $   52,351       $   (2,594)       $  591,198
Segment operating income (loss) .............       $   (8,306)       $   51,864       $    1,157       $       --        $   44,715

           For the Nine Months Ended
                July 31, 2001:                         Parent          Domestic       International    Eliminations          Total
                --------------                         ------          --------       -------------    ------------          -----
Revenue .....................................       $       --        $1,504,568       $  153,426       $   (5,176)       $1,652,818
Segment operating income (loss) .............       $  (23,804)       $  140,186       $    3,464       $       --        $  119,846

            As of October 31, 2000:                    Parent          Domestic       International    Eliminations          Total
            -----------------------                    ------          --------       -------------    ------------          -----
Total accounts receivable ...................       $   (7,814)       $  634,350       $   82,469       $       --        $  709,005
Total assets ................................       $  680,824        $1,272,340       $  116,310       $ (642,340)       $1,427,134

         For the Three Months Ended
                July 31, 2000:                         Parent          Domestic       International    Eliminations          Total
                --------------                         ------          --------       -------------    ------------          -----
Revenue .....................................       $       --        $  496,891       $   62,308       $     (665)       $  558,534
Segment operating income (loss) .............       $  (10,158)       $   50,982       $    3,120       $       --        $   43,944

           For the Nine Months Ended
                July 31, 2000:                         Parent          Domestic       International    Eliminations          Total
                --------------                         ------          --------       -------------    ------------          -----
Revenue .....................................       $       --        $1,430,518       $  177,503       $   (1,209)       $1,606,812
Segment operating income (loss) .............       $  (21,419)       $  132,203       $    6,588       $       --        $  117,372

     Operating income is defined as income before income taxes and interest.

NOTE 4. SUPPLEMENTAL GUARANTOR INFORMATION

     In June 1999, the Company completed a private placement of $200 million principal amount of its 12 1/4% Senior Subordinated Exchange Notes due 2009, which were exchanged in August 1999 for 12 1/4% Senior Subordinated Notes (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided mainly by distributions to or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

     The following information sets forth the condensed consolidating balance sheets of the Company as of July 31, 2001 and October 31, 2000, the condensed consolidating statements of operations for the three and nine months ended July 31, 2001 and 2000, and the condensed consolidating statements of cash flows for the nine months ended July 31, 2001 and 2000. Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                                                        July 31, 2001
                                                             -----------------------------------------------------------------------
                                                                                          Subsidiary
                                                                            Subsidiary       Non-
                                                                Parent      Guarantors    Guarantors     Eliminations   Consolidated
                                                             -----------    -----------   -----------    -----------    -----------
ASSETS
Current assets:
     Cash ................................................   $    (9,916)   $    15,383   $    13,540    $        --    $    19,007
     Accounts receivable, net ............................            --        672,189        78,841             --        751,030
     Prepaid expenses and other assets ...................         9,952         16,848         2,093             --         28,893
                                                             -----------    -----------   -----------    -----------    -----------
           Total current assets ..........................            36        704,420        94,474             --        798,930
Property and equipment, net ..............................         1,021         92,932        10,972             --        104,925
Goodwill, net ............................................       388,314        151,185            --        (34,833)       504,666
Investment in unconsolidated subsidiaries ................       239,852        365,014          (541)      (604,325)            --
Other assets .............................................        12,669         36,165           913             --         49,747
                                                             -----------    -----------   -----------    -----------    -----------
                                                             $   641,892    $ 1,349,716   $   105,818    $  (639,158)   $ 1,458,268
                                                             ===========    ===========   ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ...................   $    33,989    $     7,518   $     5,595    $        --    $    47,102
     Accounts payable ....................................        (1,726)       116,393        14,024             --        128,691
     Inter-company payable ...............................       (78,519)        29,281        53,244         (4,006)            --
     Accrued expenses and other ..........................         5,021         63,566        16,677             --         85,264
     Billings in excess of costs and accrued earnings
       on contracts in process ...........................            --         88,986        11,143             --        100,129
                                                             -----------    -----------   -----------    -----------    -----------
           Total current liabilities .....................       (41,235)       305,744       100,683         (4,006)       361,186
Long-term debt ...........................................       584,101         24,558           442             --        609,101
Other ....................................................        37,639         34,232           197             --         72,068
                                                             -----------    -----------   -----------    -----------    -----------
           Total liabilities .............................       580,505        364,534       101,322         (4,006)     1,042,355
                                                             -----------    -----------   -----------    -----------    -----------
Mandatorily redeemable Series B exchangeable
    convertible preferred stock ..........................       117,744             --            --             --        117,744
Total stockholders' equity ...............................       (56,357)       985,182         4,496       (635,152)       298,169
                                                             -----------    -----------   -----------    -----------    -----------
                                                             $   641,892    $ 1,349,716   $   105,818    $  (639,158)   $ 1,458,268
                                                             ===========    ===========   ===========    ===========    ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended July 31, 2001
                                                     -------------------------------------------------------------------------------
                                                                                      Subsidiary
                                                                      Subsidiary         Non-
                                                        Parent        Guarantors      Guarantors       Eliminations     Consolidated
                                                     -----------      -----------     -----------      -----------      -----------
Revenues .......................................     $        --      $   541,441     $    52,351      $    (2,594)     $   591,198
                                                     -----------      -----------     -----------      -----------      -----------
Expenses:
   Direct operating ............................              --          335,640          28,689           (2,594)         361,735
   Indirect, general and administrative ........           8,306          153,937          22,505               --          184,748
   Interest expense, net .......................          15,742              307             162               --           16,211
                                                     -----------      -----------     -----------      -----------      -----------
                                                          24,048          489,884          51,356           (2,594)         562,694
                                                     -----------      -----------     -----------      -----------      -----------
Income (loss) before taxes .....................         (24,048)          51,557             995               --           28,504
Income tax expense .............................          12,230              356             244               --           12,830
                                                     -----------      -----------     -----------      -----------      -----------
Net income (loss) ..............................         (36,278)          51,201             751               --           15,674
Preferred stock dividend .......................           2,322               --              --               --            2,322
                                                     -----------      -----------     -----------      -----------      -----------
Net income (loss) available for common
   stockholders ................................         (38,600)          51,201             751               --           13,352
Other comprehensive income (loss) ..............              --               --             131               --              131
                                                     -----------      -----------     -----------      -----------      -----------
Comprehensive income (loss) ....................     $   (38,600)     $    51,201     $       882      $        --      $    13,483
                                                     ===========      ===========     ===========      ===========      ===========

                                                                           Nine Months Ended July 31, 2001
                                                     -------------------------------------------------------------------------------
                                                                                      Subsidiary
                                                                      Subsidiary         Non-
                                                        Parent        Guarantors      Guarantors       Eliminations     Consolidated
                                                     -----------      -----------     -----------      -----------      -----------
Revenues .......................................     $        --      $ 1,504,568     $   153,426      $    (5,176)     $ 1,652,818
                                                     -----------      -----------     -----------      -----------      -----------
Expenses:
   Direct operating ............................              --          908,931          83,240           (5,176)         986,995
   Indirect, general and administrative ........          23,804          455,451          66,722               --          545,977
   Interest expense, net .......................          49,392              814             530               --           50,736
                                                     -----------      -----------     -----------      -----------      -----------
                                                          73,196        1,365,196         150,492           (5,176)       1,583,708
                                                     -----------      -----------     -----------      -----------      -----------
Income (loss) before taxes .....................         (73,196)         139,372           2,934               --           69,110
Income tax expense .............................          29,042            1,265             793               --           31,100
                                                     -----------      -----------     -----------      -----------      -----------
Net income (loss) ..............................        (102,238)         138,107           2,141               --           38,010
Preferred stock dividend .......................           6,771               --              --               --            6,771
                                                     -----------      -----------     -----------      -----------      -----------
Net income (loss) available for common
   stockholders ................................        (109,009)         138,107           2,141               --           31,239
Other comprehensive income (loss) ..............              --               --            (686)              --             (686)
                                                     -----------      -----------     -----------      -----------      -----------
Comprehensive income (loss) ....................     $  (109,009)     $   138,107     $     1,455      $        --      $    30,553
                                                     ===========      ===========     ===========      ===========      ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended July 31, 2001
                                                                  ------------------------------------------------------------------
                                                                                              Subsidiary
                                                                                Subsidiary       Non-
                                                                    Parent      Guarantors    Guarantors  Eliminations  Consolidated
                                                                  ---------     ---------     ---------   ------------  ------------
Cash flows from operating activities:
   Net income (loss) .........................................    $(102,238)    $ 138,107     $   2,141     $      --     $  38,010
                                                                  ---------     ---------     ---------     ---------     ---------
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization .............................        7,901        21,252         2,171            --        31,324
   Amortization of financing fees ............................        2,692            --            --            --         2,692
   Receivable allowances .....................................           --        (1,137)        1,701            --           564
   Stock compensation ........................................        1,330            --            --            --         1,330
Changes in current assets and liabilities:
   Accounts receivable and costs
      and accrued earnings in excess of billings on
      contracts in process ...................................           --       (36,702)        1,927            --       (34,775)
   Prepaid expenses and other
      assets .................................................        3,816           525        (2,698)           --         1,643
   Accounts payable, accrued salaries and wages and
      accrued expenses .......................................       58,118       (89,513)        1,444         1,431       (28,520)
   Billings in excess of costs and accrued earnings
      on contracts in process ................................           --         4,817         4,837            --         9,654
   Deferrals and other, net ..................................       (1,869)        7,304       (10,701)       (1,431)       (6,697)
                                                                  ---------     ---------     ---------     ---------     ---------

      Total adjustments ......................................       71,988       (93,454)       (1,319)           --       (22,785)
                                                                  ---------     ---------     ---------     ---------     ---------
    Net cash provided (used) by operating
      activities .............................................      (30,250)       44,653           822            --        15,225
                                                                  ---------     ---------     ---------     ---------     ---------
Cash flows from investing activities:
   Capital expenditures ......................................         (684)      (16,293)       (2,108)           --       (19,085)
                                                                  ---------     ---------     ---------     ---------     ---------
   Net cash (used) by investing activities ...................         (684)      (16,293)       (2,108)           --       (19,085)
                                                                  ---------     ---------     ---------     ---------     ---------
Cash flows from financing activities:
   Net increase (decrease) in long-term debt, bank
      borrowings and capital lease obligations ...............        1,625        (7,157)       (3,786)           --        (9,318)
   Proceeds from sale of common shares and exercise
      of stock options .......................................        8,492            --            --            --         8,492
                                                                  ---------     ---------     ---------     ---------     ---------
   Net cash provided (used) by financing
      activities .............................................       10,117        (7,157)       (3,786)           --          (826)
                                                                  ---------     ---------     ---------     ---------     ---------

Net increase (decrease) in cash ..............................      (20,817)       21,203        (5,072)           --        (4,686)
Cash at beginning of period ..................................       10,901        (5,820)       18,612            --        23,693
                                                                  ---------     ---------     ---------     ---------     ---------

Cash at end of period ........................................    $  (9,916)    $  15,383     $  13,540     $      --     $  19,007
                                                                  =========     =========     =========     =========     =========

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                                                                       October 31, 2000
                                                             -----------------------------------------------------------------------
                                                                                           Subsidiary
                                                                            Subsidiary        Non-
                                                                Parent      Guarantors     Guarantors    Eliminations   Consolidated
                                                             -----------    -----------    -----------   ------------   ------------
                       ASSETS
Current assets:
       Cash ..............................................   $    10,901    $    (5,820)   $    18,612    $        --    $    23,693
       Accounts receivable, net ..........................        (7,814)       634,350         82,469             --        709,005
       Prepaid expenses and other assets .................        22,086         21,303            463             --         43,852
                                                             -----------    -----------    -----------    -----------    -----------
           Total current assets ..........................        25,173        649,833        101,544             --        776,550
Property and equipment, net ..............................           442         77,184         11,035             --         88,661
Goodwill, net ............................................       395,063        154,631             --        (35,083)       514,611
Investment in unconsolidated subsidiaries ................       245,127        361,210            920       (607,257)            --
Other assets .............................................        15,019         29,482          2,811             --         47,312
                                                             -----------    -----------    -----------    -----------    -----------
                                                             $   680,824    $ 1,272,340    $   116,310    $  (642,340)   $ 1,427,134
                                                             ===========    ===========    ===========    ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt ..................   $    28,924    $     6,576    $     9,723    $        --    $    45,223
      Accounts payable ...................................        15,606         99,214         10,345             --        125,165
      Inter-company payable ..............................      (174,043)       150,053         36,099        (12,109)            --
      Accrued expenses and other .........................        33,291         55,478         32,358             --        121,127
      Billings in excess of costs and
         accrued earnings on contracts in process ........            --         84,169          6,306             --         90,475
                                                             -----------    -----------    -----------    -----------    -----------
            Total current liabilities ....................       (96,222)       395,490         94,831        (12,109)       381,990
Long-term debt ...........................................       587,136         15,892            100             --        603,128
Other ....................................................        19,902         51,712          1,595             --         73,209
                                                             -----------    -----------    -----------    -----------    -----------
            Total liabilities ............................       510,816        463,094         96,526        (12,109)     1,058,327
Mandatorily redeemable Series B exchangeable convertible
   preferred stock .......................................       111,013             --             --             --        111,013
Total stockholders' equity ...............................        58,995        809,246         19,784       (630,231)       257,794
                                                             -----------    -----------    -----------    -----------    -----------
                                                             $   680,824    $ 1,272,340    $   116,310    $  (642,340)   $ 1,427,134
                                                             ===========    ===========    ===========    ===========    ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                          Three Months Ended July 31, 2000
                                                    --------------------------------------------------------------------------------
                                                                                      Subsidiary
                                                                     Subsidiary          Non-
                                                       Parent        Guarantors       Guarantors       Eliminations     Consolidated
                                                    -----------      -----------      -----------      ------------     ------------
Revenues ......................................     $        --      $   496,891      $    62,308      $      (665)     $   558,534
                                                    -----------      -----------      -----------      -----------      -----------
Expenses:
 Direct operating .............................              --          307,826           36,499             (665)         343,660
 Indirect, general and administrative .........          10,158          138,083           22,689               --          170,930
 Interest expense, net ........................          17,102             (150)             211               --           17,163
                                                    -----------      -----------      -----------      -----------      -----------
                                                         27,260          445,759           59,399             (665)         531,753
                                                    -----------      -----------      -----------      -----------      -----------
Income (loss) before taxes ....................         (27,260)          51,132            2,909               --           26,781
Income tax expense ............................          11,733              657              210               --           12,600
                                                    -----------      -----------      -----------      -----------      -----------
Net income (loss) .............................         (38,993)          50,475            2,699               --           14,181
Preferred stock dividend ......................           2,143               --               --               --            2,143
                                                    -----------      -----------      -----------      -----------      -----------
Net income (loss) available for common
   stockholders ...............................         (41,136)          50,475            2,699               --           12,038
Other comprehensive income (loss) .............              --               --             (592)              --             (592)
                                                    -----------      -----------      -----------      -----------      -----------
Comprehensive income (loss) ...................     $   (41,136)     $    50,475      $     2,107      $        --      $    11,446
                                                    ===========      ===========      ===========      ===========      ===========

                                                                           Nine Months Ended July 31, 2000
                                                    --------------------------------------------------------------------------------
                                                                                      Subsidiary
                                                                     Subsidiary          Non-
                                                       Parent        Guarantors       Guarantors       Eliminations     Consolidated
                                                    -----------      -----------      -----------      ------------     ------------
Revenues ......................................     $        --      $ 1,430,518      $   177,503      $    (1,209)     $ 1,606,812
                                                    -----------      -----------      -----------      -----------      -----------
Expenses:
 Direct operating .............................              --          860,311          103,943           (1,209)         963,045
 Indirect, general and administrative .........          21,419          438,004           66,972               --          526,395
 Interest expense, net ........................          54,120             (396)             652               --           54,376
                                                    -----------      -----------      -----------      -----------      -----------
                                                         75,539        1,297,919          171,567           (1,209)       1,543,816
                                                    -----------      -----------      -----------      -----------      -----------
Income (loss) before taxes ....................         (75,539)         132,599            5,936               --           62,996
Income tax expense ............................          27,707            1,101              292               --           29,100
                                                    -----------      -----------      -----------      -----------      -----------
Net income (loss) .............................        (103,246)         131,498            5,644               --           33,896
Preferred stock dividend ......................           6,254               --               --               --            6,254
                                                    -----------      -----------      -----------      -----------      -----------
Net income (loss) available for common
   stockholders ...............................        (109,500)         131,498            5,644               --           27,642
Other comprehensive income (loss) .............              --               --           (2,005)              --           (2,005)
                                                    -----------      -----------      -----------      -----------      -----------
Comprehensive income (loss) ...................     $  (109,500)     $   131,498      $     3,639      $        --      $    25,637
                                                    ===========      ===========      ===========      ===========      ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended July 31, 2000
                                                                 ----------------------------------------------------------------
                                                                                           Subsidiary
                                                                              Subsidiary      Non-
                                                                   Parent     Guarantors   Guarantors  Eliminations  Consolidated
                                                                 ---------    ---------    ---------   ------------  ------------
Cash flows from operating activities:
   Net income (loss) .........................................   $(103,246)   $ 131,498    $   5,644    $      --      $  33,896
                                                                 ---------    ---------    ---------    ---------      ---------
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization .............................       7,542       22,291        1,889           --         31,722
   Amortization of financing fees ............................       2,581           --           --           --          2,581
   Receivable allowances .....................................      (7,517)       3,380       (2,104)          --         (6,241)
   Stock compensation ........................................         814           --           --           --            814
Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings in
      excess of billings on contracts in process .............          --       (6,443)       8,722           --          2,279
   Prepaid expenses and other
      assets .................................................      (3,107)        (777)       1,386           --         (2,498)
   Accounts payable, accrued salaries and wages and
      accrued expenses .......................................     114,569     (152,489)        (530)      21,209        (17,241)
   Billings in excess of costs and accrued earnings on
      contracts in process ...................................          --       (4,367)       3,424           --           (943)
   Deferrals and other, net ..................................      (5,412)         751       (4,105)     (21,209)       (29,975)
                                                                 ---------    ---------    ---------    ---------      ---------

      Total adjustments ......................................     109,470     (137,654)       8,682           --        (19,502)
                                                                 ---------    ---------    ---------    ---------      ---------
 Net cash provided (used) by
      operating activities ...................................       6,224       (6,156)      14,326           --         14,394
                                                                 ---------    ---------    ---------    ---------      ---------

Cash flows from investing activities:
   Proceeds from sale of subsidiaries ........................      20,000           --           --           --         20,000
   Capital expenditures ......................................        (123)     (10,011)      (3,492)          --        (13,626)
                                                                 ---------    ---------    ---------    ---------      ---------
   Net cash provided (used) by
      investing activities ...................................      19,877      (10,011)      (3,492)          --          6,374
                                                                 ---------    ---------    ---------    ---------      ---------
Cash flows from financing activities:
   Net increase (decrease) in long-term debt, bank
      borrowings and capital lease obligations ...............     (31,741)      (1,210)      (6,780)          --        (39,731)
   Proceeds from sale of common
      shares and exercise of stock options ...................       3,848           --           --           --          3,848
                                                                 ---------    ---------    ---------    ---------      ---------
   Net cash (used) by financing activities ...................     (27,893)      (1,210)      (6,780)          --        (35,883)
                                                                 ---------    ---------    ---------    ---------      ---------

Net increase (decrease) in cash ..............................      (1,792)     (17,377)       4,054           --        (15,115)
Cash at beginning of period ..................................       6,722       17,028       21,937           --         45,687
                                                                 ---------    ---------    ---------    ---------      ---------

Cash at end of period ........................................   $   4,930    $    (349)   $  25,991    $      --      $  30,572
                                                                 =========    =========    =========    =========      =========

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

Results of Operations

               Third quarter ended July 31, 2001 vs. July 31, 2000

     Consolidated
     ------------

     Our revenues were $591.2 million for the quarter ended July 31, 2001, an increase of $32.7 million, or 5.8%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

     Direct operating expenses for the quarter ended July 31, 2001, which consist of direct labor and other direct expenses, including subcontractor costs, increased $18.1 million, a 5.3% increase over the amount reported for the same period last year as a result of an increase in the use of subcontractors. Indirect, general and administrative expenses for the quarter ended July 31, 2001, increased $13.8 million, or 8.1%, from the amount reported for the same period last year due to an increase in marketing and business development expenses, benefits and rental expense. Interest expense decreased $1.0 million due to repayments of our long-term debt and decrease in interest rates.

     Our earnings before income taxes were $28.5 million for the third quarter ended July 31, 2001, compared to $26.8 million for the same period last year.
Our effective income tax rates for the quarters ended July 31, 2001 and 2000 were approximately 45% and 47%, respectively.

     We reported net income of $15.7 million, or $0.64 per share, on a diluted basis for the third quarter ended July 31, 2001, compared to $14.2 million, or $0.64 per share on a diluted basis, for the same period last year.

     Our backlog at July 31, 2001, was $1,655.4 million, as compared to $1,656.5 million at October 31, 2000.

     Domestic Segment Including Parent Company
     -----------------------------------------

     Revenues for the domestic segment were $541.4 million for the quarter ended July 31, 2001, an increase of $44.5 million or 9.0%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

     Domestic direct operating expenses for the quarter ended July 31, 2001 increased $27.8 million, a 9.0% increase over the amount reported for the same period last year as a result of an increase in pass-through expenses. Indirect, general and administrative expenses for the quarter ended July 31, 2001, increased $14.0 million, or 9.4%, from the amount reported for the same period last year, due to increases in marketing and business development expenses, benefits and rental expenses during the quarter. Interest expense decreased $0.9 million due to repayments of our long-term debt and a decrease in interest rates.

     International Segment
     ---------------------

     Revenues for the international segment were $52.4 million for the quarter ended July 31, 2001, a decrease of $10.0 million, or 16.0%, from the amount reported for the same period last year. The decrease is mainly due to decreases in foreign currency exchange rates versus the U.S. dollar and a decrease in the demand for our services in the Asia Pacific region.

     Foreign direct operating expenses for the quarter ended July 31, 2001 decreased $7.8 million, a 21.4% decrease from the amount reported for the same period last year primarily due to the decrease in foreign currency exchange rates versus the U.S. dollar, as well as decreases in the use of subcontractors and decreases in pass-through expenses. Indirect, general and administrative expenses for the quarter ended July 31, 2001, decreased $0.2 million, or 0.8%, from the amount reported for the same period last year.

                Nine months ended July 31, 2001 vs. July 31, 2000

     Consolidated
     ------------

     Our revenues were $1,652.8 million for the nine months ended July 31, 2001, an increase of $46.0 million, or 2.9%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

     Direct operating expenses for the nine months ended July 31, 2001, which consist of direct labor and other direct expenses, including subcontractor costs, increased $24.0 million, a 2.5% increase over the amount reported for the same period last year. Indirect, general and administrative expenses for the nine months ended July 31, 2001, increased $19.6 million, or 3.7%, from the amount reported for the same period last year. The increase is primarily due to increases in marketing and business development expenses, benefits and rental expense. Interest expense decreased $3.6 million due to repayments of our long-term debt and a decrease in interest rates.

     Our earnings before income taxes were $69.1 million for the nine months ended July 31, 2001, compared to $63.0 million for the same period last year. Our effective income tax rates for the nine months ended July 31, 2001 and 2000 were approximately 45% and 46%, respectively.

     We reported net income of $38.0 million, or $1.61 per share on a diluted basis, for the nine months ended July 31, 2001, compared to $33.9 million, or $1.55 per share on a diluted basis, for the same period last year.

     Domestic Segment Including Parent Company
     -----------------------------------------

     Revenues for the domestic segment were $1,523.4 million for the nine months ended July 31, 2001, an increase of $74.1 million, or 5.2%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

     Domestic direct operating expenses for the nine months ended July 31, 2001 increased $48.6 million, a 5.7% increase over the amount reported for the same period last year as a result of an increase in the use of subcontractors and an increase in pass-through expenses. Indirect, general and administrative expenses for the nine months ended July 31, 2001, increased $19.8 million, or 4.3%, from the amount reported for the same period last year, due to increases in marketing and business development expenses, benefits and rental expense. Interest expense decreased $3.5 million due to repayments of our long-term debt and decrease in interest rates.

     International Segment
     ---------------------

     Revenues for the international segment were $153.4 million for the nine months ended July 31, 2001, a decrease of $24.1 million, or 13.6%, from the amount reported for the same period last year. The decrease is mainly due to decreases in foreign currency exchange rates versus the U.S. dollar and a decrease in the demand for our services in the Asia Pacific region.

     Foreign direct operating expenses for the nine months ended July 31, 2001, decreased $20.7 million, a 19.9% decrease from the amount reported for the same period last year primarily as a result of the decrease in foreign currency exchange rates versus the U.S. dollar, as well as the decrease in the use of subcontractors and a decrease in pass-through expenses. Indirect, general and administrative expenses for the nine months ended July 31, 2001, decreased $0.2 million, or 0.4%, from the amount reported for the same period last year.

Liquidity and Capital Resources

     At July 31, 2001, we had working capital of $437.7 million, an increase of $43.1 million from October 31, 2000.

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

     Our liquidity and capital measurements are set forth below:

                                                   As of             As of
                                               July 31, 2001   October 31, 2000
                                               -------------   ----------------

        Working capital (in thousands) .......    $437,744         $394,560
        Working capital (current) ratio ......      2 to 1           2 to 1
        Average days to convert billed
           accounts receivable to cash .......          72               68
        Percentage of debt to equity .........         158%             176%

     Our cash and cash equivalents amounted to $19.0 million at July 31, 2001, a decrease of $4.7 million from October 31, 2000, primarily as a result of $9.3 million in net repayments of debt, and $19.1 million in payment for capital expenditures, offset by $15.2 million generated from operations and $8.5 million of proceeds generated from the sale of common stock and the exercise of stock options.

     During the third quarter ended July 31, 2001, we borrowed $45.0 million and repaid $35.0 million under our revolving line of credit. Our primary sources of liquidity will be cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash will be to fund our working capital and capital expenditures and to service our debt. We believe that our existing financial resources, together with our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our combined operations and capital expenditure needs for the foreseeable future.

     During the fiscal year ended October 31, 1999, we paid $376.2 million for the purchase of D-M. To fund this transaction and to refinance outstanding bank debt, we incurred new borrowings of $650 million from the establishment of a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. ("the Bank") and from the issuance of 12 1/4% Senior Subordinated Exchange Notes subsequently exchanged for 12 1/4% Senior Subordinated Notes. In addition, we sold 46,083 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. for aggregate consideration of $100 million.

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

     Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3 million per quarter for the following four quarters. Thereafter and through June 9, 2005, annual principal payments under Term Loan A range from $25 million up to a maximum of $58 million with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on June 9, 2005. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in four equal quarterly installments in 2006. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments in 2007. The revolving credit facility expires, and is repayable in full, on June 9, 2005.

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

     At July 31, 2001, our revolving credit facility with the Bank provides for advances of up to $100.0 million, of which $15.0 million was outstanding. Also at July 31, 2001, we had outstanding letters of credit aggregating $23.8 million, which reduced the amount available to us under our revolving credit facility to $61.2 million.

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt, paying dividends or making distributions to our stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $160 million and a maximum leverage ratio of 3.50 to 1.00 for the period ended July 31, 2001. We are required to submit quarterly compliance certification to the bank. We were fully compliant with these covenants as of July 31, 2001.

     12 1/4% Senior Subordinated Notes. Our notes are due in 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of July 31, 2001, we owed $200.0 million on our notes.

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

     Interest Rate Cap Agreement. We entered into an interest rate cap agreement with the Bank. This agreement caps the interest rate at 7% for $211.0 million of our LIBOR-based borrowings through July 31, 2002. From an economic standpoint, the cap agreement provides us with protection against LIBOR interest rate increases above 7%. For accounting purposes, we have elected not to designate the cap agreement as a hedge, and accordingly, changes in the fair market value of the cap agreement are included in other expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at July 31, 2001 was zero.

     Enterprise Resource Program (ERP). During the current year, we commenced a project to consolidate all of our accounting and project management information systems. The costs of implementing this project, including software, consulting and hardware costs, are estimated to be approximately $30 million, to be incurred over the next two years. As of July 31, 2001, we had incurred a total of approximately $7 million for this project. We plan to finance most of the implementation costs through capital lease arrangements with various vendors. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our line of credit as alternative financing for expenditures to be incurred for this project.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our actual results:

Our substantial indebtedness could adversely affect our financial condition.

     We are a highly leveraged company. As of July 31, 2001, we had approximately $656.2 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

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

     o it may make us more vulnerable to a downturn in our business or the economy; and

     o a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness and would not be available for other purposes.

To service our indebtedness, we require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.

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

     If we default under our various debt obligations, the lenders could require immediate repayment of the entire principal. If the lenders require immediate repayment on the entire principal, we will not be able to repay them, and our inability to meet our debt obligations could have a material adverse effect on our business, financial condition and results of operations.

We derive approximately 60% of our revenues from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business and our ability to meet our debt obligations.

     We derive approximately 60% of our revenues from local, state and federal government agencies. The demand for our services will be directly related to the level of government program funding that is allocated to rebuild and expand the nation's infrastructure. We believe that the success and further development of our business depend upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure you that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources, or that we will continue to win government contracts.

     Some of these government contracts are subject to renewal or extension annually, so we cannot assure you of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. As a result, we may incur costs in connection with the termination of these contracts and suffer a loss of business. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment in our revenues if actual recoverable costs exceed billed recoverable costs.

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

     We submit some proposals on projects based on an estimate of the costs that we will likely incur. To the extent we cannot control overhead, general and administrative and other costs, or if we underestimate such costs, we may have low profit margins or may incur losses.

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

     Federal and state laws, regulations, and programs related to environmental issues will generate, either directly or indirectly, much of our environmental business. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material effect on our business. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal year 2000 and for the first nine months of fiscal year 2001, including further deferral of congressional reauthorization of CERCLA. The outlook for congressional action on CERCLA legislation in fiscal year 2001 remains unclear.

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

     The ability to attract, retain and expand our staff of qualified technical professionals is an important factor in determining our future success. A shortage of professionals qualified in certain technical areas exists from time to time in the engineering and design industry. The market for these professionals is competitive, and we cannot assure you that we will be successful in our efforts to continue to attract and retain such professionals. In addition, we rely heavily upon the experience and ability of our senior executive staff and the loss of a significant number of such individuals could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to compete successfully in our industry.

     We are engaged in highly fragmented and very competitive markets in our service areas. We compete with firms of various sizes, some of which are substantially larger than us and which possess greater resources. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. These competitive forces could have a material adverse effect on our business, financial condition and results of operations.

Our international operations are subject to a number of risks that could adversely affect the results from these operations and our overall business.

     As a worldwide provider of engineering services, we have operations in over 30 countries and derive approximately 9% of our revenues from international operations. International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to successfully integrate our accounting and project management systems.

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


Dated September 13, 2001                       URS CORPORATION

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