Form 10-K
period 2001-10-31
URS CORP /NEW/
filed 2002-01-16
CIK 102379

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     On January 2, 2002, there were 18,257,232 shares of Common Stock outstanding, and the aggregate market value of the shares of Common Stock of URS Corporation held by non-affiliates was approximately $433.3 million based on the closing sales price on such date as reported in the consolidated transaction reporting system.

                       Documents Incorporated by Reference

Items 10, 11, and 12 of Part III incorporate information by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 26, 2002.


================================================================================

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

ITEM 1. BUSINESS

     We are an engineering services firm that provides a broad range of planning, design and program and construction management services. We provide these services in seven markets: surface transportation, air transportation, railroads/mass transit, industrial process/petrochemical, general building and facilities, water/wastewater and hazardous waste. We provide services to state, local and federal government agencies, as well as to private clients in the chemical, pharmaceutical, manufacturing, forest products, energy, oil, gas, mining, healthcare, water supply, retail and commercial development, telecommunications and utilities industries. We conduct business through approximately 110 principal offices and have approximately 16,000 employees located throughout the world, including the United States of America, Canada, Mexico, Central and South America, Europe and the Asia/Pacific region.

Acquisitions

     In June 1999, we acquired publicly held Dames and Moore Group, an engineering and construction services firm ("D-M"). For a discussion of the effect of the D-M acquisition upon our operations, see Management's Discussion and Analysis of Results of Operations and Financial Condition.

Services

     We provide professional services in planning, design and program and construction management. Each of our offices is responsible for obtaining local or regional contracts, and multiple offices often work together to pursue large national or multi-national contracts. We have the capability to market and perform large multi-disciplinary projects throughout the world, by drawing from our large and diverse network of professional and technical resources.

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

     Design. We provide a broad range of design and design-related services. Representative services include architectural and interior design and civil, structural, mechanical, electrical, sanitary, environmental, water resources, geotechnical/underground, dam, mining and seismic engineering design. For each project, we identify the project requirements and then integrate and coordinate the various design elements. The result is a set of contract documents that may include plans, specifications and cost estimates that are used to build a project. These documents detail design characteristics and set forth for the contractor the material it should use and the schedule for construction. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

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

     Rail. We provide services to freight and passenger railroads and urban mass transit agencies. We have planned, designed and managed the construction of commuter rail systems, freight rail systems, heavy and light rail transit systems and high-speed rail. Our specialized expertise in transportation structures, including terminals, stations, parking facilities, bridges, tunnels, power, signals and communications systems complements these capabilities.

     Industrial Process. We provide full-service capabilities for industrial process markets. We provide expertise in facility siting and permitting, environmental management and pollution control, waste management and remediation engineering, process engineering and design and property redevelopment.

     Facilities. We provide design services of new buildings and the rehabilitation and expansion of existing facilities. The facility design practice covers a broad range of building types, including facilities for education, criminal justice, healthcare, commerce, industry, government, military, transportation, sports and recreation. With the increased interest in historic preservation, adaptive reuse and seismic safety, a significant portion of our practice focuses on facility assessments, code and structural evaluations and renovation projects to maintain aging building infrastructure.

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

     Hazardous Waste Management. We conduct initial site investigations, design remedial actions for site clean up and provide construction management services during site clean up. This market involves identifying and developing measures to dispose of hazardous and toxic waste effectively at contaminated sites. We also provide air quality monitoring and design modifications required to meet national and local air quality standards. This work requires specialized knowledge of, and compliance with, complex applicable regulations, as well as the permitting and approval processes.

Clients

     We provide our services to a broad range of clients, including state, local and municipal agencies, the federal government and private sector businesses. Our state and local government clients include approximately 40 state departments of transportation, water utilities, local power generators, wastewater treatment agencies, environmental protection agencies, schools and colleges, law enforcement, judiciary, hospitals and healthcare providers. Our federal agency clients include the Army, Environmental Protection Agency, Navy, Air Force, Coast Guard, United States Postal Service and Department of Energy. Our private sector clients include retail and commercial, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities.

         For the five fiscal years ended October 31, 2001, our revenues were attributed to the following categories:

                               2001               2000                 1999              1998              1997
                               ----               ----                 ----              ----              ----
                                                            (Dollars in thousands)
Domestic:
  Local and state
     agencies .........$  822,900    36%   $  728,861    33%   $  470,958    33%   $346,072    43%   $255,423    63%
  Federal agencies ....   380,454    16       354,581    16       235,039    17     116,340    14      67,042    17
  Private businesses ..   899,021    39       886,453    40       558,314    39     288,067    36      83,986    20
International .........   216,975     9       235,683    11       154,211    11      55,467     7        --     --
                       ----------   ---    ----------   ---    ----------   ---    --------   ---    --------   ---
     Total ............$2,319,350   100%   $2,205,578   100%   $1,418,522   100%   $805,946   100%   $406,451   100%
                       ==========   ===    ==========   ===    ==========   ===    ========   ===    ========   ===

International Business

     We currently derive approximately 9% of our revenues from international operations. Our focus is to provide a range of services to local and national governmental units and private sector businesses, both domestic and multi-national. The markets we serve are primarily industrial process/petrochemical, facilities, hazardous waste and surface transportation. Our international business is located in the United Kingdom and Western Europe, the Asia/Pacific region, including Australia, New Zealand, Singapore and the Philippines, and the Americas, including Canada, Mexico, and Central and South America.


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

Backlog, Project Designations and Indefinite Delivery Contracts

     Our contract backlog was $1,684.1 million at October 31, 2001 and $1,656.5 million at October 31, 2000. Our contract backlog consists of the amount billable at a particular point in time for future services under signed and funded contracts. We include indefinite delivery contracts, which are executed contracts requiring the issuance of task orders in contract backlog only to the extent the task orders are actually issued and funded. Of the contract backlog of $1,684.1 million at October 31, 2001, we expect to fill approximately 70%, or $1,178.9 million, within the next fiscal year ending October 31, 2002.

     Customers also have designated us as the recipient of future contracts. These "designations" are projects that customers have awarded to us but for which we do not have signed contracts. We include in designations task orders under executed indefinite delivery contracts that we expect clients to issue over the next twelve months. We estimate total contract designations to be $939.0 million at October 31, 2001, as compared to $817.0 million at October 31, 2000. Historically, a significant portion of designations is converted into signed contracts. However, we cannot provide any assurance that this experience will continue to occur in the future.

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

     As of October 31, 2001, our five largest indefinite delivery contracts were as follows:

                                                              Total                                                Estimated
                                                            Potential                               Estimated      Remaining
                    Contract                   Term          Values       Revenue     Backlog     Designations      Values
                    --------                   ----          ------       -------     -------     ------------      ------
                                                                        (In millions)
USAF-AFCEE(1) ........................      2000-2005         $200         $ 10         $32           $ 29           $129
FEMA(2) ..............................      2001-2005          157            5          27            --             125
EPA RAC 9(3) .........................      1998-2008          120           12           8            --             100
EPA RAC 10(4) ........................      1998-2008          101           34          17              4             46
USAF-AFCEE (5) .......................      1997-2002           65           52           7            --               6
                                                              ----         ----         ---           ----           ----
       Total .........................                        $643         $113         $91           $ 33           $406
                                                              ====         ====         ===           ====           ====

The names of the clients and the complete titles of the contracts listed in the table above are:

(1)  Department of the Air Force, Remedial Design

(2)  Federal Emergency Management Agency, Housing Inspection Support Services

(3) United States Environmental Protection Agency, Response Action Contract, Region 9

(4) United States Environmental Protection Agency, Response Action Contract, Region 10

(5)  Department of the Air Force, Remedial Design

Competition

     Our industry is highly fragmented and very competitive. As a result, in each specific market area, we compete with many engineering and consulting firms, some of which are substantially larger than us and possess greater financial resources. To our knowledge, no firm currently dominates any significant portion of our market areas. Competition is based on quality of service, expertise, price, reputation and local presence, or the ability to provide services globally. We believe that we compete favorably with respect to each of these factors in the market areas we serve.

Regulation

     Our professional services include the planning, design, program and construction management and, under limited circumstances, construction of waste management and pollution control facilities. Federal laws, such as CERCLA, the Clean Water Act, the Toxic Substances Control Act, and various state and local laws strictly regulate the handling, removal, storage, treatment, transportation and disposal of toxic and hazardous substances and impose liability for environmental contamination caused by these substances. These laws and regulations are directly related to the demand for many of the services that we offer. While generally we do not directly handle, remove, store, treat, transport or dispose of toxic or hazardous substances, some of our contracts require us to design systems for those functions or to subcontract for or supervise this type of work. Consequently, we may be exposed to claims for damages or penalties caused by environmental contamination arising from projects on which we have worked.

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

Employees

     As of October 31, 2001, we had approximately 16,000 employees in total. We employ, at various times on a temporary or part-time basis, up to several thousand persons to meet contractual requirements. Approximately 425 of our employees are covered by collective bargaining agreements. We have never experienced a strike or work stoppage. We believe that employee relations are good.

ITEM 2. PROPERTIES

     We lease office space in 236 offices, branches and project locations throughout the world. Most of the leases are written for a minimum term of three years with options for renewal, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2013. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

               Name                                                      Position Held                                 Age
               ----                                                      -------------                                 ---
Martin M. Koffel....................        Chief Executive Officer,  President and Director from May 1989; Chairman    62
                                            of the Board from June 1989; Director of McKesson HBOC, Inc.

Kent P. Ainsworth...................        Executive  Vice  President  from April 1996;  Vice  President  and Chief    55
                                            Financial Officer from January 1991; Secretary from May 1994.

Joseph Masters......................        Vice  President  and General  Counsel since July 1997;  Vice  President,    45
                                            Legal,  from April  1994 to June  1997;  Vice  President  and  Associate
                                            General  Counsel of URS  Consultants,  Inc. from May 1992 to April 1994;
                                            outside counsel to URS from January 1990 to May 1992.

Irwin L. Rosenstein.................        President of General Engineering Group ("GEG"),  the principal operating    65
                                            group of URS since  November  1999;  President  of URS Greiner  Woodward
                                            Clyde Group, Inc.  ("URSGWC"),  the Company's former principal operating division,  from November 1998 to October 1999;  President of URS Greiner
                                            ("URSG"),  URS's former principal operating division, from November 1997 to October 1998;  President of URS  Consultants,  Inc.  ("URSC"),  URS's
                                            former  principal  operating  division,  from  February 1989 to November
                                            1997; Director  since February 1989; Vice President since 1987.

Jean-Yves Perez.....................        Director  and  Executive  Vice  President  of GEG since  November  1999;    56
                                            Executive Vice  President of URSGWC,  URS's former  principal  operating
                                            division,   from   November   1998  to  October   1999;   President   of
                                            Woodward-Clyde  Group,  Inc.  ("W-C"),  a division of URS from  November
                                            1997 to October 1998;  Director of URS since  November  1997;  President and Chief Executive Officer of W-C from 1987 to October 1997.

Susan B. Kilgannon..................        Vice President,  Communications, of the Company since October 1999; Vice    42
                                            President of URSGWC,  URS's former principal  operating  division,  from
                                            November  1998 to October  1999;  Vice  President of URSG,  URS's former principal operating  division,  from November 1997 to October 1998; Vice
                                            President  of URSC,  URS's former  principal  operating  division,  from
                                            March 1992 to November 1997.

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

Mark H. Perry.......................        Vice  President  and  Corporate   Controller   beginning  January  2002;    51
                                            Executive   Vice  President  and  Chief   Financial   Officer  of  Covad
                                            Communications from August 2000 to July 2001; Vice President, Operations and  Merger  Integration  of US  West,  Inc.  from  1999 to  2000;  Vice
                                            President, Finance  and  Administration  of US West,  Inc.  from 1996 to
                                            1999.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The shares of our Common Stock are listed on the New York Stock Exchange and the Pacific Exchange (under the symbol "URS"). At January 2, 2002, we had approximately 4,200 stockholders of record. The following table sets forth the high and low closing sale prices of our Common Stock, as reported by The Wall Street Journal for the periods indicated.

                                                               Market Price
                                                          ----------------------
                                                             Low          High
                                                          ---------     --------
Fiscal Period:
2000:
   First Quarter....................................       $17.25        $21.75
   Second Quarter...................................       $11.13        $17.38
   Third Quarter....................................       $12.69        $15.94
   Fourth Quarter...................................       $11.38        $15.50
2001:
   First Quarter....................................       $12.19        $19.44
   Second Quarter...................................       $17.05        $22.06
   Third Quarter....................................       $22.70        $27.92
   Fourth Quarter...................................       $18.30        $24.72
2002:
   First Quarter....................................       $23.40        $27.84
   (through January 2, 2002)

     We have not paid cash dividends since 1986, and at the present time, our management does not anticipate paying dividends on our outstanding Common Stock in the near future. Further, we are precluded from paying dividends on our outstanding Common Stock pursuant to our senior collateralized credit facility with our lender and the indentures governing the 8 5/8% Senior Subordinated Debentures and the 12 1/4% Senior Subordinated Notes. See Item 8, Consolidated Financial Statements and Supplementary Data, Note 7, Notes Payable and Long-Term Debt and Note 12, Stockholders' Equity.

ITEM 6.  SUMMARY OF SELECTED FINANCIAL INFORMATION

         The following table sets forth our selected financial data for the five fiscal years ended October 31, 2001. The data presented below should be read in conjunction with our Consolidated Financial Statements including the Notes thereto.


                    SUMMARY OF SELECTED FINANCIAL INFORMATION
                      (In thousands, except per share data)

                                                                                    Years Ended October 31,
                                                              ----------------------------------------------------------------------
                                                                  2001          2000               1999         1998          1997
                                                              -----------    ----------         ----------    ---------    ---------
Income Statement Data:
Revenues ................................................     $ 2,319,350      $ 2,205,578      $1,418,522     $805,946     $406,451
                                                              -----------      -----------      ----------     --------     --------
Expenses:
   Direct operating .....................................       1,393,818        1,345,068         854,520      478,640      241,002
   Indirect, general and  administrative ................         755,791          697,051         463,132      277,065      141,442
   Interest expense, net ................................          65,589           71,861          34,589        8,774        4,802
                                                              -----------      -----------      ----------     --------     --------
                                                                2,215,198        2,113,980       1,352,241      764,479      387,246
                                                              -----------      -----------      ----------     --------     --------
Income before taxes .....................................         104,152           91,598          66,281       41,467       19,205
Income tax expense ......................................          46,300           41,700          29,700       18,800        7,700
                                                              -----------      -----------      ----------     --------     --------
Net income ..............................................          57,852           49,898          36,581       22,667       11,505
Preferred stock dividend ................................           9,229            8,337           3,333           --           --
                                                              -----------      -----------      ----------     --------     --------
Net income available for common stockholders ............          48,623           41,561          33,248       22,667       11,505
Other comprehensive income, net of tax:
Foreign currency translation adjustments ................          (1,550)          (2,609)            197           --           --
                                                              -----------      -----------      ----------     --------     --------
Comprehensive income ....................................     $    47,073      $    38,952      $   33,445     $ 22,667     $ 11,505
                                                              ===========      ===========      ==========     ========     ========
Net income per common share:

   Basic ................................................     $      2.79      $      2.55      $     2.14     $   1.51     $   1.15
                                                              ===========      ===========      ==========     ========     ========

   Diluted ..............................................     $      2.41      $      2.27      $     1.98     $   1.43     $   1.08
                                                              ===========      ===========      ==========     ========     ========

                                                                                       As of October 31,
                                                              ----------------------------------------------------------------------
                                                                  2001          2000               1999         1998          1997
                                                              -----------    ----------         ----------    ---------    ---------
Balance Sheet Data:
Working capital .........................................     $   427,417      $   394,560      $  366,125     $130,969     $ 63,236
Total assets ............................................     $ 1,463,376      $ 1,427,134      $1,444,525     $451,704     $210,091
Total debt ..............................................     $   631,129      $   648,351      $  688,380     $116,016     $ 48,049
Preferred stock .........................................     $   120,099      $   111,013      $  103,333     $     --     $     --
Stockholders' equity ....................................     $   322,502      $   257,794      $  207,169     $166,360     $ 77,151

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

     We are an engineering services firm with domestic and international clients that include local, state and federal government agencies and private clients in a broad array of industries. Revenues are earned from fixed-price, cost-plus and time-and-materials contracts. Revenue from contract services is recognized by the percentage-of-completion method and includes a proportion of the earnings expected to be realized on a contract in the ratio that costs incurred bear to estimated total costs. The principal components of our direct operating costs are labor costs for employees who are directly involved in providing services to clients and subcontractor costs. Other direct operating expenses include those expenses associated with specific projects including materials and incidental expenditures. Indirect, general and administrative expenses include salaries and benefits for management, administrative, marketing and sales personnel, bid and proposal costs, occupancy and related overhead costs.

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

                              Results of Operations

Fiscal 2001 Compared with Fiscal 2000

     Consolidated
     ------------

     Our revenues were $2,319.4 million for the fiscal year ended October 31, 2001, an increase of $113.8 million, or 5.2%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

     Direct operating expenses for the fiscal year ended October 31, 2001, which consist of direct labor and other direct expenses, including subcontractor costs, increased $48.8 million, a 3.6% increase over the amount reported for the same period last year primarily as a result of an increase in the use of subcontractors. Indirect, general and administrative expenses ("IG&A") for the fiscal year ended October 31, 2001, increased $58.7 million, or 8.4%, from the amount reported for the same period last year. The increase is primarily due to increases in marketing and business development expenses, benefits and rental expense. Net interest expense for the fiscal year ended October 31, 2001 decreased $6.3 million due to repayments of our long-term debt and a decrease in interest rates.

     Our earnings before income taxes were $104.2 million for the fiscal year ended October 31, 2001, compared to $91.6 million for the same period last year. Our effective income tax rates for the fiscal years ended October 31, 2001 and 2000 were approximately 44.5% and 45.5%, respectively.

     We reported net income available to shareholders of $48.6 million, or $2.41 per share on a diluted basis, for the fiscal year ended October 31, 2001, compared to $41.6 million, or $2.27 per share on a diluted basis, for the same period last year.

     Our backlog of signed and funded contracts was $1,684.1 million at October 31, 2001 and $1,656.5 million at October 31, 2000. The value of our designations was $939.0 million at October 31, 2001, as compared to $817.0 million at October 31, 2000.

     Domestic Segment Including Parent Company
     -----------------------------------------

     Revenues for the domestic segment were $2,109.2 million for the fiscal year ended October 31, 2001, an increase of $119.1 million, or 6.0%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

     Domestic direct operating expenses for the fiscal year ended October 31, 2001 increased $57.8 million, a 4.7% increase over the amount reported for the same period last year as a result of an increase in the use of subcontractors and an increase in other direct expenses. Domestic IG&A expenses for the fiscal year ended October 31, 2001 increased $47.9 million, or 7.9%, from the amount reported for the same period last year, due to increases in marketing and business development expenses, benefits and rental expense. Domestic net interest expense, which includes intercompany interest recorded in the fiscal year ended October 31, 2001, decreased $10.3 million due to repayments of our long-term debt and a decrease in interest rates.

     International Segment
     ---------------------

     Revenues for the international segment were $217.0 million for the fiscal year ended October 31, 2001, a decrease of $18.7 million, or 7.9%, from the amount reported for the same period last year. The decrease is mainly due to decreases in foreign currency exchange rates versus the U.S. dollar and a decrease in the demand for our services in the Asia/Pacific region.

     Foreign direct operating expenses for the fiscal year ended October 31, 2001, decreased $22.4 million, a 16.1% decrease from the amount reported for the same period last year. The change is primarily the result of a decrease in foreign currency exchange rates versus the U.S. dollar, as well as the decrease in the use of subcontractors and a decrease in other direct expenses. Foreign IG&A expenses for the fiscal year ended October 31, 2001 increased $10.8 million, or 12.2%, from the amount reported for the same period last year. Foreign net interest expense increased $4.0 million primarily due to intercompany interest recorded in the fiscal year ended October 31, 2001.

Fiscal 2000 Compared with Fiscal 1999

     Consolidated
     ------------

     Our revenues were $2,205.6 million for the fiscal year ended October 31, 2000, an increase of $787.1 million, or 55.5%, over the amount reported for the fiscal year ended October 31, 1999. The increase is due to the acquisition of D-M in June 1999. In fiscal 2000, the results of operations of D-M were included for a full year compared to five months in fiscal 1999.

     Direct operating expenses for the fiscal year ended October 31, 2000, which consist of direct labor and other direct expenses, including subcontractor costs, increased $490.5 million, a 57.4% increase over the amount reported for the fiscal year ended October 31, 1999. The increase is primarily due to a full year of direct operating expenses of D-M in fiscal 2000 compared to five months in fiscal 1999 and, to a lesser extent, to increases in subcontractor costs and direct labor costs. IG&A expenses for the fiscal year ended October 31, 2000, increased to $233.9 million, or 50.5% from the amount reported for the fiscal year ended October 31, 1999. The increase is primarily due to the addition of the D-M overhead as well as an increase in business activity. Net interest expense for the fiscal year ended October 31, 2000 increased $37.3 million due to increased borrowings incurred in connection with the acquisition of D-M in June 1999.

     Our earnings before income taxes were $91.6 million for the fiscal year ended October 31, 2000 compared to $66.3 million for the fiscal year ended October 31, 1999. Our effective income tax rates for the fiscal years ended October 31, 2000 and 1999 were approximately 45.5% and 45.0%, respectively.

     We reported net income available to shareholders of $41.6 million, or $2.27 per share on a diluted basis, for the fiscal year ended October 31, 2000, compared to $33.2 million, or $1.98 per share on a diluted basis, for the fiscal year ended October 31, 1999.

     Our backlog of signed and funded contracts at October 31, 2000 was $1,656.5 million, as compared to $1,260.0 million at October 31, 1999. The value of our designations was approximately $817.0 million at October 31, 2000, as compared to approximately $775.0 million at October 31, 1999.

     Domestic Segment Including Parent Company
     -----------------------------------------

     Revenues for the domestic segment were $1,990.1 million for the fiscal year ended October 31, 2000, an increase of $721.1 million, or 56.8%, over the amount reported for the fiscal year ended October 31, 1999. The increase is primarily attributable to the acquisition of D-M in June 1999.

     Domestic direct operating expenses for the fiscal year ended October 31, 2000 increased $460.6 million, a 60.2% increase over the amount reported for the fiscal year ended October 31, 1999. The increase in direct operating expenses is primarily due to the acquisition of D-M in June 1999 and, to a lesser extent, to increases in subcontractor costs and direct labor costs. Domestic IG&A expenses for the fiscal year ended October 31, 2000, increased $204.9 million, or 50.8%, from the amount reported for the fiscal year ended October 31, 1999 as a result of the addition of the D-M overhead as well as an increase in business activity. Domestic net interest expense increased $37.4 million due to increased borrowings incurred in connection with the acquisition of D-M in June 1999.

     International Segment
     ---------------------

     Revenues for the international segment were $235.7 million for the fiscal year ended October 31, 2000, an increase of $81.5 million, or 52.8%, from the amount reported for the fiscal year ended October 31, 1999. The increase is primarily attributable to the acquisition of D-M in June 1999.

     Foreign direct operating expenses for the fiscal year ended October 31, 2000, increased $45.5 million, a 48.7% increase over the amount reported for the fiscal year ended October 31, 1999, primarily as a result of the acquisition of D-M. Foreign IG&A expenses for the fiscal year ended October 31, 2000, increased $29.0 million, or 48.5%, from the amount reported for the fiscal year ended October 31, 1999. Foreign net interest expense for the fiscal year ended October 31, 2000 decreased $0.1 million.

Income Taxes

     As of October 31, 2001, we have available net operating loss ("NOL") carryforwards for federal income tax and financial statement purposes of $2.4 million, which will expire in fiscal year 2004. Our NOL utilization is limited to $750,000 per year pursuant to Section 382 of the Internal Revenue Code and is related to our October 1989 quasi-reorganization. We also have available $21.1 million of foreign NOLs. These NOLs are available only to offset income earned in foreign jurisdictions and expire at various dates.

     We have recorded deferred tax assets and liabilities. The deferred tax liability decreased primarily because of a change in tax accounting for unbilled fees and an expiring adjustment due to a change in accounting method. The net change in the total valuation allowance related to deferred tax assets for the fiscal year ended October 31, 2001, was a decrease of $0.3 million due to the utilization of domestic net operating losses and a decrease of $1.3 million due to current and prior year foreign losses utilized.

Liquidity and Capital Resources

     At October 31, 2001, we had working capital of $427.4 million, an increase of $32.9 million from October 31, 2000. As a professional services organization, we are not capital intensive. Capital expenditures historically have been for computer-aided design, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during fiscal years 2001, 2000, and 1999 were $19.8 million, $15.9 million and $20.2 million, respectively. We expect to continue to have capital outlays consistent with our resulting relative growth.

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

     Our liquidity and capital measurements are set forth below:


                                                                                                   Years Ended October 31,
                                                                                      ----------------------------------------------
                                                                                         2001              2000              1999
                                                                                      ----------        -----------      -----------
                                                                                                 (Dollars in thousands)
Working capital ..............................................................         $427,417          $394,560          $366,125
Working capital ratio ........................................................         2.1 to 1          2.0 to 1          1.9 to 1
Average days to convert billed accounts receivable to cash ...................               63                68                75
Percentage of debt to equity .................................................            142.6%            175.8%            221.7%

     Our cash and cash equivalents amounted to $23.4 million at October 31, 2001, a decrease of $0.3 million from October 31, 2000. During the fiscal year ended October 31, 2001, we generated $47.1 million from operations, received $3.5 million of proceeds from sales of subsidiaries and generated $11.8 million of proceeds from sales of common stock and exercises of stock options. We used $42.9 million to repay debt and $19.8 million for capital expenditures.

     During the fiscal year ended October 31, 2001, cash flow provided by operating activities totaled $47.1 million. We borrowed various amounts that totaled in aggregate $105.8 million and paid off the entire outstanding balance under our revolving line of credit by the end of the fiscal year. We intend to satisfy our working capital needs primarily through internal cash generation. Our primary sources of liquidity are cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that our existing financial resources, which primarily includes our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our operations and capital expenditure needs for the foreseeable future.

     During the fiscal year ended October 31, 1999, we paid $376.2 million for the purchase of D-M. To fund this transaction and to refinance outstanding bank debt, we incurred new borrowings of $650.0 million from the establishment of a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. (the "Bank") and from the issuance of the 12 1/4% Senior Subordinated Notes. In addition, we sold 46,083 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100.0 million.

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

     Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3.0 million per quarter for the subsequent three quarters. Commencing on October 31, 2000 and through June 9, 2005, annual principal payments under Term Loan A range from $25.0 million to a maximum of $58.0 million with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on June 9, 2005. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments beginning on October 31, 2005. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments beginning on October 31, 2006. The revolving credit facility expires and is repayable in full on June 9, 2005.

     The term loans each bear interest at a rate per annum equal to, at our option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at our option, any of the Base Rate, LIBOR or the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance-pricing grid based on our ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"). The "Base Rate" is defined as the higher of the Bank's Prime Rate and the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation by first class banks in the London interbank market to the Bank for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to the Bank in the London interbank market as determined by the British Bankers' Association. We may determine which interest rate options to use and which interest periods will apply for both the term loans and the revolving credit facility.

     At October 31, 2001, our revolving credit facility with the Bank provided for advances up to $100.0 million. At October 31, 2001, we had outstanding letters of credit in the aggregate amount of $25.0 million, which reduced the amount available to us under our revolving credit facility to $75.0 million.

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt, paying dividends, or making distributions to our stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments, as well as other restrictions. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $160.0 million and a maximum leverage ratio of 3.50 to 1.00 for the fiscal year ended October 31, 2001. We are required to submit quarterly compliance certification to the Bank. We were fully compliant with these covenants as of October 31, 2001.

     12 1/4% Senior Subordinated Notes. Our notes are due in 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of October 31, 2001, we owed $200.0 million on our notes.

     Certain of our wholly owned subsidiaries fully and unconditionally guarantee the notes on a joint and several basis. We may redeem any of the notes beginning May 1, 2004. The initial redemption price is 106.125% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2004 and will be 100% of the principal amount, plus accrued and unpaid interest beginning on May 1, 2007. In addition, at any time prior to May 1, 2002, we may redeem up to 35% of the principal amount of the notes with net cash proceeds from the sale of capital stock. The redemption price will be equal to 112.25% of the principal amount of the redeemed notes.

     8 5/8% Senior Subordinated Debentures. Our 8 5/8% Debentures are due in 2004. Interest is payable semiannually in January and July. The 8 5/8% Debentures are subordinate to the senior collateralized credit facility. As of October 31, 2001, we owed approximately $6.5 million on the 8 5/8% Debentures.

     6 1/2% Convertible Subordinated Debentures. Our 6 1/2% Debentures are due in 2012 and are convertible into shares of common stock at the rate of $206.30 per share. Interest is payable semiannually in February and August. Sinking fund payments calculated to retire 70% of the 6 1/2% Debentures prior to maturity began in February 1998. The 6 1/2% Debentures are subordinate to the senior collateralized credit facility. As of October 31, 2001, we owed approximately $1.8 million on the 6 1/2% Debentures.

     Foreign Credit Lines. We maintain foreign lines of credit which are collateralized by assets of foreign subsidiaries at October 31, 2001. The interest rate for the foreign lines of credit was 7.25% plus applicable margins consistent with market conditions in the respective countries at October 31, 2001. At October 31, 2001 and 2000, these foreign lines of credit provided for advances up to $15.0 million and $19.0 million, respectively. At October 31, 2001 and 2000, we utilized $3.8 million and $10.6 million of outstanding foreign lines of credit, respectively. This reduced the amount available to us under these foreign lines of credit to $11.2 million and $8.4 million, respectively.

     Interest Rate Swap Agreement. On December 31, 1997, we entered into an interest rate swap agreement with the Bank. This interest rate swap effectively fixed the interest rate on $48.8 million of our LIBOR-based borrowings at 5.97% plus the applicable margin. The interest rate swap expired on November 30, 2000.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. We have entered into interest rate derivatives to protect against the risk. At October 31, 2001, the only derivative instrument we held was an interest rate cap agreement relating to $204.3 million of our LIBOR bank term loan borrowings. From an economic standpoint, the cap agreement provided us with protection against LIBOR interest rate increases above 7%. For accounting purposes, we elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we adopted on November 1, 2000, changes in the fair market value of the cap agreement were included in other expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at October 31, 2001 is zero.

     Other Related Party Transaction. Mr. Koffel, Mr. Ainsworth, Mr. Rosenstein and other employees of URS Corporation have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted stock and the payment of withholding taxes due with respect to such exercises and vesting. Mr. Koffel, Mr. Ainsworth, Mr. Rosenstein, other Named Executives, and other officers and employees of URS Corporation may continue to dispose of shares of our common stock in this manner and for similar purposes.

     Enterprise Resource Program (ERP). During the current year, we commenced a project to consolidate all of our accounting and project management information systems. The costs of implementing this project, including hardware, software licenses, consultants, internal staffing costs and training, are estimated to be approximately $50.0 million, to be incurred over the next two years. As of October 31, 2001, we incurred a total of approximately $21.0 million for this project. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders and plan on continuing to do so. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our line of credit as alternative financing for expenditures to be incurred for this project.

Acquisitions

     In June 1999, we acquired D-M for cash and debt of $376.2 million.

                                                                                               (In millions)
     Purchase price of D-M (net of debt) ....................................................    $  357.4
     Acquisition costs (net of financing fees) ..............................................        18.8
     Fair value of assets acquired ..........................................................      (148.2)
                                                                                                 --------
     Incremental additional excess purchase price over net assets acquired ..................       228.0
     D-M historical goodwill, net ...........................................................       160.4
                                                                                                 --------
     Aggregate goodwill .....................................................................    $  388.4
                                                                                                 ========

     During the fiscal year ended October 31, 1999, we provided for $37.0 million of costs in connection with the acquisition of D-M and our reorganization plans to integrate D-M's operations. These costs consist of project claims and cost over-runs, lease fees, severance and miscellaneous items. These reserves were substantially utilized during the fiscal year ended October 31, 2000.

             Risk Factors That Could Affect Our Financial Condition
                           and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-K, the following factors could affect our actual results:

Our substantial indebtedness could adversely affect our financial condition.

     We are a highly leveraged company. As of October 31, 2001, we had approximately $631.1 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

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

To service our indebtedness we require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.

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

     If we default under our various debt obligations, the lenders could require immediate repayment of the entire principal. If the lenders require immediate repayment of the entire principal, we will not be able to repay them, and our inability to meet our debt obligations could have a material adverse effect on our business, financial condition and results of operations.

We derive approximately 60% of our revenues from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business and our ability to meet our debt obligations.

     We derive approximately 60% of our revenues from local, state and federal government agencies. The demand for our services will be directly related to the level of government program funding that is allocated to rebuild and expand the nation's infrastructure. We believe that the success and further development of our business depends upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure you that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources, or that we will continue to win government contracts.

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

     We have a responsibility to maintain our eligibility to perform government contracts. From time to time allegations of improper conduct in connection with government contracting have been made against us, and these allegations could be the subjects of suspension or debarment consideration. We investigate all such allegations thoroughly and believe that appropriate actions have been taken in all cases. Additionally, we maintain a compliance program in an effort to assure that no improper conduct occurs in connection with government contracting.

We may be unable to estimate accurately our cost in performing services for our clients. This may cause us to have low profit margins or incur losses.

     We submit some proposals on projects with an estimate of the costs that we will likely incur. To the extent we cannot control overhead, general and administrative and other costs, or if we underestimate such costs, we may have low profit margins or may incur losses.

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

     Federal and state laws, regulations, and programs related to environmental issues will generate, either directly or indirectly, much of our environmental business. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material effect on our business. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal year 2001, including further deferral of congressional reauthorization of CERCLA. The outlook for congressional action on CERCLA legislation in fiscal year 2002 remains unclear.

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

     We are engaged in highly fragmented and very competitive markets in our service areas. We compete with firms of various sizes, some of which are larger than us and possess greater resources. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States of America. These competitive forces could have a material adverse effect on our business, financial condition and results of operations.

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

External factors may affect our ability to conduct business.

     Recent terrorist attacks on the United States of America present a potential threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We may need to take steps to increase security and add necessary protections against terrorist threats. Although built to structural standards, our facilities are physically vulnerable to a terrorist attack. Significant structural damage to our facilities could cause a disruption of our information systems and loss of financial data and certain customer data, which may affect our ability to conduct business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our senior collateralized credit facility. If market rates average 1% more in fiscal year 2002 than in fiscal year 2001, our net of tax interest expense, after considering the effect of the interest rate cap agreement, would increase by approximately $2.2 million. Conversely, if market rates average 1% less in fiscal year 2002 than in fiscal year 2001, our net of tax interest expense would decrease by approximately $2.2 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

     The Board of Directors and Stockholders of URS Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries ("the Company") at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                        /s/ PricewaterhouseCoopers LLP
                                        ----------------------------------------
                                        PRICEWATERHOUSECOOPERS LLP
San Francisco, California
December 18, 2001

                        URS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                              October 31,
                                                                                                    -------------------------------
                                                                                                       2001                2000
                                                                                                    -----------         -----------
                                        ASSETS
Current assets:
   Cash and cash equivalents ...............................................................        $    23,398         $    23,693
   Accounts receivable, including retainage amounts of $43,751 and $43,029 .................            484,107             464,074
   Costs and accrued earnings in excess of billings on contracts in process ................            289,644             281,757
   Less receivable allowances ..............................................................            (28,572)            (36,826)
                                                                                                    -----------         -----------
       Net accounts receivable .............................................................            745,179             709,005
                                                                                                    -----------         -----------
   Income taxes recoverable ................................................................                 --              16,668
   Deferred income taxes ...................................................................             10,296               4,859
   Prepaid expenses and other assets .......................................................             24,769              22,325
                                                                                                    -----------         -----------
       Total current assets ................................................................            803,642             776,550
Property and equipment at cost, net ........................................................            106,997              88,661
Goodwill, net ..............................................................................            500,286             514,611
Other assets ...............................................................................             52,451              47,312
                                                                                                    -----------         -----------

                                                                                                    $ 1,463,376         $ 1,427,134
                                                                                                    ===========         ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of  long-term debt ......................................................        $    54,425         $    45,223
   Accounts payable ........................................................................            135,066             125,165
   Accrued salaries and wages ..............................................................             69,982              92,212
   Accrued expenses and other ..............................................................             21,232              28,915
   Billings in excess of costs and accrued earnings on contracts in process ................             95,520              90,475
                                                                                                    -----------         -----------
       Total current liabilities ...........................................................            376,225             381,990
Long-term debt .............................................................................            576,704             603,128
Deferred income taxes ......................................................................             34,700              33,157
Deferred compensation and other ............................................................             33,146              40,052
                                                                                                    -----------         -----------
       Total liabilities ...................................................................          1,020,775           1,058,327
                                                                                                    -----------         -----------
Commitments and contingencies (Note 10) ....................................................
Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00; authorized 150 shares; issued and outstanding 55 and 51,
   respectively; liquidation preference $120,099 and $111,013, respectively ................            120,099             111,013
                                                                                                    -----------         -----------
Stockholders' equity:
   Common stock, par value $.01; authorized 50,000 shares; issued
      and outstanding 18,198 and 16,834 shares, respectively ...............................                182                 168
   Treasury stock ..........................................................................               (287)               (287)
   Additional paid-in capital ..............................................................            155,273             137,389
   Accumulated other comprehensive income (loss) ...........................................             (3,962)             (2,412)
   Retained earnings .......................................................................            171,296             122,936
                                                                                                    -----------         -----------

       Total stockholders' equity ..........................................................            322,502             257,794
                                                                                                    -----------         -----------

                                                                                                    $ 1,463,376         $ 1,427,134
                                                                                                    ===========         ===========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                             Years Ended October 31,
                                                                              ------------------------------------------------------
                                                                                  2001                 2000                  1999
                                                                              -----------           -----------           ----------
Revenues ...........................................................          $ 2,319,350           $ 2,205,578           $1,418,522
                                                                              -----------           -----------           ----------
Expenses:
   Direct operating ................................................            1,393,818             1,345,068              854,520
   Indirect, general and administrative ............................              755,791               697,051              463,132
   Interest expense, net ...........................................               65,589                71,861               34,589
                                                                              -----------           -----------           ----------
                                                                                2,215,198             2,113,980            1,352,241
                                                                              -----------           -----------           ----------
Income before taxes ................................................              104,152                91,598               66,281
Income tax expense .................................................               46,300                41,700               29,700
                                                                              -----------           -----------           ----------
Net income .........................................................               57,852                49,898               36,581
Preferred stock dividend ...........................................                9,229                 8,337                3,333
                                                                              -----------           -----------           ----------
Net income available for common stockholders .......................               48,623                41,561               33,248
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments ...........................               (1,550)               (2,609)                 197
                                                                              -----------           -----------           ----------
Comprehensive income ...............................................          $    47,073           $    38,952           $   33,445
                                                                              ===========           ===========           ==========
Net income per common share:
   Basic ...........................................................          $      2.79           $      2.55           $     2.14
                                                                              ===========           ===========           ==========
   Diluted .........................................................          $      2.41           $      2.27           $     1.98
                                                                              ===========           ===========           ==========
 Weighted average shares outstanding:
    Basic ..........................................................               17,444                16,272               15,499
                                                                              ===========           ===========           ==========
    Diluted ........................................................               23,962                22,020               18,484
                                                                              ===========           ===========           ==========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In thousands, except per share data)

                                                                                           Accumulated
                                                  Common Stock                Additional      Other                       Total
                                                ---------------   Treasury     Paid-in    Comprehensive    Retained   Stockholders'
                                                Shares   Amount    Stock      Capital        Income        Earnings      Equity
                                                ------   ------    -----      -------        ------        --------      ------
Balances, October 31, 1998 .................   15,206    $152     $(287)     $ 117,842     $    --        $  48,653     $ 166,360
Employee stock purchases ...................      719       7        --          8,857          --               --         8,864
Preferred stock issuance costs .............       --      --        --         (1,500)         --               --        (1,500)
Quasi-reorganization NOL carryforward ......       --      --        --            263          --             (263)           --
Total comprehensive income:
Foreign currency translation before
  and after tax ............................       --      --        --             --         197               --           197
Net income .................................       --      --        --             --          --           36,581        36,581
In-kind preferred stock dividends ..........       --      --        --             --          --           (3,333)       (3,333)
                                               ------    ----     -----      ---------     -------        ---------     ---------

Balances, October 31, 1999 .................   15,925     159      (287)       125,462         197           81,638       207,169
Employee stock purchases ...................      909       9        --          9,209          --               --         9,218
Tax benefit of stock options ...............       --      --        --          2,455          --               --         2,455
Quasi-reorganization NOL carryforward ......       --      --        --            263          --             (263)           --
Total comprehensive income:
Foreign currency translation before
  and after tax ............................       --      --        --             --      (2,609)              --        (2,609)
Net income .................................       --      --        --             --          --           49,898        49,898
In-kind preferred stock dividends ..........       --      --        --             --          --           (8,337)       (8,337)
                                               ------    ----     -----      ---------     -------        ---------     ---------

Balances, October 31, 2000 .................   16,834     168      (287)       137,389      (2,412)         122,936       257,794
Employee stock purchases ...................    1,364      14        --         13,722          --               --        13,736
Tax benefit of stock options ...............       --      --        --          3,899          --               --         3,899
Quasi-reorganization NOL carryforward ......       --      --        --            263          --             (263)           --
Total comprehensive income:
Foreign currency translation before
  and after tax ............................       --      --        --             --      (1,550)              --        (1,550)
Net income .................................       --      --        --             --          --           57,852        57,852

In-kind preferred stock dividends ..........       --      --        --             --          --           (9,229)       (9,229)
                                               ------    ----     -----      ---------     -------        ---------     ---------

Balances, October 31, 2001 .................   18,198    $182     $(287)     $ 155,273     $(3,962)       $ 171,296     $ 322,502
                                               ======    ====     =====      =========     =======        =========     =========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    Years Ended October 31,
                                                                                           ----------------------------------------
                                                                                              2001           2000           1999
                                                                                           ---------       --------       ---------
Cash flows from operating activities:
  Net income ........................................................................      $  57,852       $ 49,898       $  36,581
                                                                                           ---------       --------       ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................................         42,143         41,829          32,177
   Amortization of financing fees ...................................................          3,663          3,467           1,587
   Receivable allowances ............................................................         (8,254)        (3,785)           (285)
   Stock compensation ...............................................................          1,964          1,179           1,726
   Tax benefit of stock options .....................................................          3,899          2,455              --
  Changes in current assets and liabilities, net of business acquired:
   Accounts receivable and costs and accrued earnings in excess of
    billings on contracts in process ................................................        (27,920)       (39,259)        (86,266)
   Income taxes recoverable .........................................................          4,997        (16,668)             --
   Prepaid expenses and other assets ................................................         (5,544)        (1,224)         (1,737)
   Accounts payable, accrued salaries and wages and accrued expenses ................         (8,484)       (27,620)        (15,215)
   Billings in excess of costs and accrued earnings on contracts in process .........          5,045         20,162          33,307
   Deferred income taxes ............................................................         (3,894)        23,036           5,831
   Deferred compensation and other ..................................................         (6,906)       (36,032)             --
   Other, net .......................................................................        (11,511)        (6,414)          1,047
                                                                                           ---------       --------       ---------
   Total adjustments ................................................................        (10,802)       (38,874)        (27,828)
                                                                                           ---------       --------       ---------
       Net cash provided by operating activities ....................................         47,050         11,024           8,753
                                                                                           ---------       --------       ---------
Cash flows from investing activities:
  Payment for business acquisition, net of cash acquired ............................             --             --        (316,167)
  Proceeds from sale of subsidiaries ................................................          3,530         25,354              --
  Capital expenditures, less equipment purchased through capital leases of
    $25,084, $10,040, and $11,651, respectively .....................................        (19,778)       (15,885)        (20,248)
                                                                                           ---------       --------       ---------
       Net cash (used) provided by investing activities .............................        (16,248)         9,469        (336,415)
                                                                                           ---------       --------       ---------
Cash flows from financing activities:
  Payments of merger fees ...........................................................             --             --         (18,738)
  Proceeds from issuance of debt ....................................................             --             --         854,739
  Principal payments on long-term debt ..............................................        (33,522)       (43,721)       (590,251)
  Borrowings under the line of credit ...............................................        105,849             --              --
  Repayments under the line of credit ...............................................       (105,849)            --              --
  Repayments under capital lease obligations ........................................         (7,530)        (6,805)         (2,971)
  Borrowings under short-term notes .................................................          5,830             --              --
  Repayments under short-term notes .................................................         (7,647)            --              --
  Proceeds from sale of common shares and exercise of stock options .................         11,772          8,039           7,138
  Proceeds from issuance of preferred stock .........................................             --             --         100,000
  Payment of financing fees .........................................................             --             --         (11,597)
  Payment of financing fees related to issuance of preferred stock ..................             --             --          (1,500)
                                                                                           ---------       --------       ---------
       Net cash (used) provided by financing activities .............................        (31,097)       (42,487)        336,820
                                                                                           ---------       --------       ---------
       Net (decrease) increase in cash ..............................................           (295)       (21,994)          9,158
Cash and cash equivalents at beginning of year ......................................         23,693         45,687          36,529
                                                                                           ---------       --------       ---------
Cash and cash equivalents at end of year ............................................      $  23,398       $ 23,693       $  45,687
                                                                                           =========       ========       =========

Supplemental information:
       Interest paid ................................................................      $  75,434       $ 66,774       $  24,903
                                                                                           =========       ========       =========
       Taxes paid ...................................................................      $  33,882       $ 34,726       $  22,562
                                                                                           =========       ========       =========
       Non-cash dividends paid in-kind ..............................................      $   9,086       $  7,680       $   3,333
                                                                                           =========       ========       =========
       Net book value of business sold ..............................................      $   3,530       $ 25,354       $      --
                                                                                           =========       ========       =========

                 See Notes to Consolidated Financial Statements

                        URS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Business

     URS Corporation (the "Company") offers a broad range of planning, design, and program and construction management services for transportation, hazardous waste, industrial processing and petrochemical, general building and water/wastewater projects. Headquartered in San Francisco, the Company operates in more than 30 countries with approximately 16,000 employees providing engineering services to federal, state and local governmental agencies as well as to private clients in the chemical, manufacturing, pharmaceutical, forest products, mining, oil and gas, and utilities industries.

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company includes in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. The consolidated financial statements reflect the June 1999 acquisition of Dames & Moore Group ("D-M"), which was accounted for under purchase accounting method. See Note 2, Acquisitions.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenue from contract services is recognized using the percentage-of-completion method and includes a proportion of the earnings expected to be realized on a contract in the ratio that costs incurred bear to estimated total costs. Revenue on cost reimbursable contracts is recorded as related contract costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions, which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined. Revenue for additional contract compensation related to unpriced change orders is recorded when realization is probable. Revenue from claims by the Company for additional contract compensation is recorded when agreed to by the customer. If estimated total costs on any contract indicate a loss, the Company provides currently for the total loss anticipated on the contract.

     Costs under contracts with the federal, state and local government agencies are subject to government audit upon contract completion. Therefore, all contract costs, including direct and indirect, general and administrative expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provision for such adjustments, if any, has been made in the accompanying consolidated financial statements. All overhead and general and administrative expense recovery rates for fiscal 1998 through fiscal 2001 are subject to review by the federal, state and local government agencies.

Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the

                        URS CORPORATION AND SUBSIDIARIES
large numbers of customers that compose the Company's customer base and their dispersion across different business and geographic areas. The Company's cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States of America and Europe. As of October 31, 2001 and 2000, the Company had no significant concentrations of credit risk. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

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

Income Taxes

     The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Property and Equipment

     Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in income. Depreciation is provided on the straight-line method using estimated lives ranging from 5 to 10 years for property and equipment. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Income Per Common Share

     Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share of common stock is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock. Diluted income per share is computed by dividing net income available to common stockholders plus the preferred stock dividend by the weighted average common share and dilutive potential common shares that were outstanding during the period.

                        URS CORPORATION AND SUBSIDIARIES

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

                                                        Years ended October 31,
                                                     ---------------------------
                                                       2001      2000      1999
                                                     -------   -------   -------
                                                      (in thousands, except per
                                                             share amounts)
Numerator--Basic
  Net income available for common stockholders ...   $48,623   $41,561   $33,248
                                                     =======   =======   =======
Denominator--Basic
  Weighted-average common stock outstanding ......    17,444    16,272    15,499
                                                     =======   =======   =======
  Basic income per share .........................   $  2.79   $  2.55   $  2.14
                                                     =======   =======   =======
Numerator--Diluted
  Net income available for common stockholders ...   $48,623   $41,561   $33,248
  Preferred stock dividend .......................     9,229     8,337     3,333
                                                     -------   -------   -------
Net income .......................................   $57,852   $49,898   $36,581
                                                     =======   =======   =======
Denominator--Diluted
  Weighted-average common stock outstanding ......    17,444    16,272    15,499
Effect of dilutive securities:
  Stock options ..................................     1,212       943     1,180
  Convertible preferred stock ....................     5,306     4,805     1,805
                                                     -------   -------   -------
                                                      23,962    22,020    18,484
                                                     =======   =======   =======
Diluted income per share .........................   $  2.41   $  2.27   $  1.98
                                                     =======   =======   =======

     Stock options to purchase 1,511,916 shares of common stock at prices ranging from $20.94 to $28.00 per share were outstanding at October 31, 2001, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the shares of common stock. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

     Stock options to purchase 2,088,819 shares of common stock at prices ranging from $15.75 to $28.00 per share were outstanding at October 31, 2000, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the shares of common stock. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

     Stock options to purchase 60,000 shares of common stock at $28.00 were outstanding at October 31, 1999, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of a share of common stock. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

Derivative Financial Instruments

     The Company is exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. The Company has entered into interest rate derivatives to protect against the risk. At October 31, 2001, the only derivative instrument held by the Company was an interest rate cap agreement relating to $204.3 million of the Company's LIBOR bank term loan borrowings. From an economic standpoint, the cap agreement provides the Company with protection against LIBOR interest rate increases above 7%. For accounting purposes, the Company has elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company adopted on November 1, 2000, changes in the fair market value of the cap agreement are included in other expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at October 31, 2001 is zero.

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

Reporting Comprehensive Income

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting of Comprehensive Income." SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. Foreign currency translation adjustments compose the Company's other comprehensive income.

Adoption of Statements of Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity's balance sheet at the beginning of that fiscal year. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. SFAS 142 will be effective for the Company on November 1, 2001 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill will no longer be amortized and will be tested for impairment at least annually. Based on the goodwill amortization expense for fiscal year ended October 31, 2001, the Company estimates that based upon an effective income tax rate of 44.5%, the net of tax effect of eliminating goodwill amortization expense will positively impact net income by approximately $8.7 million on an annual basis.

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 intends to establish a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to resolve significant implementation issues related to SFAS 121. SFAS 144 is not expected to significantly impact the assessment of impairment of long-lived assets by the Company, other than the fact that SFAS 144 removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. As indicated above, goodwill will be required to be assessed for impairment in accordance with the provisions of SFAS 142, which the Company adopted on November 1, 2001.

Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation with no effect on net income, equity or cash flows as previously reported.

                        URS CORPORATION AND SUBSIDIARIES

NOTE 2. ACQUISITIONS

       During the fiscal year ended October 31, 1999, the Company acquired publicly held D-M for cash in the amount of $376.2 million. The acquisition has been accounted for by the purchase method of accounting, and the excess of the fair value of the net assets acquired over the purchase price in the amount of $388.4 million has been allocated to goodwill and has been amortized based on an estimated useful life of 40 years. The operating results of D-M are included in the Company's results of operations from the date of purchase.

       The following unaudited proforma summary presents the consolidated results of operations as if the D-M acquisition had occurred at the beginning of fiscal year 1999 and does not purport to indicate what would have occurred had the acquisition been made as of that date.

                                                           For the Fiscal Year
                                                          Ended October 31, 1999
                                                          ----------------------
                                                          (In thousands, except
                                                          per share amounts)
                                                                  Unaudited
Revenues ...........................................              $2,089,701
Net income .........................................              $   31,101
Net income per share ...............................              $     1.46


NOTE 3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                October 31,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
                                                               (In thousands)
Equipment ..........................................    $  87,245     $  93,960
Capital leases .....................................       49,695        29,842
Furniture and fixtures .............................       25,375        24,926
Leasehold improvements .............................       19,872        13,710
Construction in progress ...........................       11,752           872
Building ...........................................          301           390
Land ...............................................           75            97
                                                        ---------     ---------
                                                          194,315       163,797
Less: accumulated depreciation and amortization.....     (87,318)      (75,136)
                                                        ---------     ---------
Net property and equipment .........................    $ 106,997     $  88,661
                                                        =========     =========

     The Company capitalizes certain costs incurred in the development of internal-use software, including external direct material costs, external service costs, payroll and employee-related costs and interest costs incurred during the period of development.

     Depreciation expense for the fiscal years ended 2001, 2000 and 1999 was $26.5 million, $26.6 million, and $17.3 million, respectively.

NOTE 4. GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Accumulated amortization at October 31, 2001, 2000 and 1999, was $53.9 million, $39.2 million and $26.9 million, respectively. Amortization expense for the fiscal years ended 2001, 2000 and 1999 was $15.6 million, $15.2 million, and $14.9 million, respectively. Goodwill was amortized on the straight-line method over periods ranging from 30 to 40 years.

                        URS CORPORATION AND SUBSIDIARIES

NOTE 5. INCOME TAXES

     The components of income tax expense applicable to the operations each year are as follows:

                                                  Years Ended October 31,
                                        ----------------------------------------

                                           2001           2000           1999
                                         --------       --------       --------
                                                     (In thousands)
Current:
   Federal ........................      $ 33,242       $ 18,550       $ 17,820
   State and local ................         6,963          4,040          3,380
   Foreign ........................         3,660          4,110            450
                                         --------       --------       --------
       Subtotal ...................        43,865         26,700         21,650
                                         --------       --------       --------
Deferred:
   Federal ........................         4,510         13,940          7,687
   State and local ................           945          1,550            583
   Foreign ........................        (3,020)          (490)          (220)
                                         --------       --------       --------
       Subtotal ...................         2,435         15,000          8,050
                                         --------       --------       --------
        Total tax provision .......      $ 46,300       $ 41,700       $ 29,700
                                         ========       ========       ========

     As of October 31, 2001, the Company has available net operating loss ("NOL") carryforwards for federal income tax and financial statement purposes of $2.4 million, which will expire in fiscal year 2004. The Company's NOL utilization is limited to $750,000 per year pursuant to Section 382 of the Internal Revenue Code and is related to the Company's October 1989 quasi-reorganization. The Company also has available $21.1 million of foreign NOLs. These NOLs are available only to offset income earned in foreign jurisdictions and expire at various dates.

     While the Company had available NOL carryforwards which partially offset otherwise taxable income for federal income tax purposes, for state tax purposes such amounts are not necessarily available to offset income subject to tax.

                        URS CORPORATION AND SUBSIDIARIES

     The significant components of the Company's deferred tax assets and liabilities are as follows:

     Deferred tax assets/(liabilities)--due to:

                                                                       October 31,
                                                            --------------------------------
                                                              2001         2000       1999
                                                            --------    --------    --------
                                                                     (In thousands)
Current:
   Allowance for doubtful accounts ......................   $  5,392    $  4,686    $  3,645
   Payroll related and other accruals ...................     11,193       9,211      17,184
                                                            --------    --------    --------
   Current deferred tax asset ...........................     16,585      13,897      20,829
                                                            --------    --------    --------
   Revenue retentions ...................................     (1,402)     (1,492)     (1,548)
   Unbilled fees ........................................     (4,887)     (7,546)     (2,238)
                                                            --------    --------    --------
   Current deferred tax liability .......................     (6,289)     (9,038)     (3,786)
                                                            --------    --------    --------
      Net current deferred tax asset ....................   $ 10,296    $  4,859    $ 17,043
                                                            ========    ========    ========
Non-Current:
   Deferred compensation and pension ....................   $  2,995    $   (931)   $  1,725
   Self-insurance contingency accrual ...................      2,082       2,184       1,971
   Depreciation and amortization ........................     (1,245)        380       1,251
   Foreign tax credit ...................................        561       2,837       1,583
   Net operating loss ...................................      9,425      11,550       6,888
                                                            --------    --------    --------
   Gross non-current deferred tax asset .................     13,818      16,020      13,418
   Valuation allowance ..................................     (5,815)     (7,406)     (6,888)
                                                            --------    --------    --------
      Net non-current deferred tax asset ................      8,003       8,614       6,530
                                                            --------    --------    --------
   Cash to accrual ......................................         --      (1,256)     (3,252)
   Acquisition liabilities ..............................    (28,370)    (28,229)    (12,988)
   Other deferred gain and unamortized bond premium .....       (725)       (941)     (1,099)
   Restructuring accrual ................................     (2,820)     (2,985)         --
   Mark to market .......................................         --        (154)     (1,731)
   Depreciation and amortization ........................    (11,184)     (8,556)     (5,802)
   Other accruals .......................................        396         350      (3,963)
                                                            --------    --------    --------
       Non-current deferred tax liability ...............    (42,703)    (41,771)    (28,835)
                                                            --------    --------    --------
       Net non-current deferred tax liability ...........   $(34,700)   $(33,157)   $(22,305)
                                                            ========    ========    ========

     The net change in the total valuation allowance related to deferred tax assets for the fiscal year ended October 31, 2001, was a decrease of $0.3 million due to the utilization of domestic net operating losses and a decrease of $1.3 million due to current and prior year foreign losses utilized.

                        URS CORPORATION AND SUBSIDIARIES

     The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                   Years Ended October 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                       (In thousands)
Federal income tax expense based upon federal statutory
    tax rate of 35% .......................................   $ 36,453    $ 32,059    $ 23,140
Nondeductible goodwill amortization .......................      4,592       4,388       3,080
Meals and entertainment ...................................        290         885         988
Non-deductible expenses ...................................      1,289         461         925
NOL carryforwards utilized ................................       (263)       (269)       (263)
Unbenefited foreign losses ................................        305         939         900
Foreign tax credit utilized ...............................         --          --        (250)
Foreign earnings taxed at rates higher (lower) than U.S.
    statutory rate ........................................         41          53        (410)
State taxes, net of federal benefit .......................      5,218       4,158       2,700
Adjustment due to change in federal and state rates .......        206          52          --
Extraterritorial income exclusion .........................       (622)         --          --
Reversal of valuation adjustment ..........................       (821)         --          --
Utilization of deferred tax allowance and other
    adjustments ...........................................       (388)     (1,026)     (1,110)
                                                              --------    --------    --------
Total taxes provided ......................................   $ 46,300    $ 41,700    $ 29,700
                                                              ========    ========    ========

NOTE 6. RELATED PARTY TRANSACTIONS

     The Company had agreements for business consulting services to be provided by BLUM Capital Partners, L.P. (formerly Richard C. Blum & Associates L.P.) ("BLUM") and Richard C. Blum, a Director of the Company. Under these agreements, the Company paid $60,000 and $40,000 to BLUM and Richard C. Blum, respectively, during fiscal year 1999. These agreements were terminated effective June 1999. Richard C. Blum also received an additional cash amount of $23,000, $19,000, and $21,000 for his services as a Director of the Company in fiscal 2001, 2000 and 1999, respectively.

     See Note 11, Preferred Stock, for a discussion of preferred stock issued to RCBA Strategic Partners, L.P. ("RCBA Strategic Partners").

                        URS CORPORATION AND SUBSIDIARIES

NOTE 7. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consists of the following:

                                                                          October 31,
                                                                     --------------------
                                                                       2001       2000
                                                                     --------   --------
                                                                        (In thousands)
Bank term loans, payable in quarterly installments ...............   $381,338   $409,432
12 1/4% Senior Subordinated Notes due 2009 .......................    200,000    200,000
6 1/2% Convertible Subordinated Debentures due 2012
    (net of bond issue costs of $26 and $29) .....................      1,772      1,810
8 5/8% Senior Subordinated Debentures due 2004 (net of discount and bond issue costs of $1,817 and $2,375) (effective interest
    rate on date of restructuring was 25%) .......................      4,638      4,080
10.95% note payable, due in annual installments through 2001
    (net of issue costs of $0 and $26) ...........................         --        738
Obligations under capital leases .................................     39,219     21,664
Foreign collateralized borrowings and notes payable ..............      4,162     10,627
                                                                     --------   --------

                                                                      631,129    648,351
Less:
    Current maturities of long-term debt .........................     39,704     28,094
    Current maturities of notes payable ..........................      3,841     10,658
    Current maturities of capital leases .........................     10,880      6,471
                                                                     --------   --------
                                                                     $576,704   $603,128
                                                                     ========   ========

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

     Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3.0 million per quarter for the subsequent three quarters. Commencing on October 31, 2000 and through June 9, 2005, annual principal payments under Term Loan A range from $25.0 million to a maximum of $58.0 million with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on June 9, 2005. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments beginning on October 31, 2005. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments beginning on October 31, 2006. The revolving credit facility expires, and is repayable in full, on June 9, 2005.

     The term loans each bear interest at a rate per annum equal to, at the Company's option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at the Company's option, any of the Base Rate, LIBOR or the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance-pricing grid based on the Company's ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"). The "Base Rate" is defined as the higher of the Bank's Prime Rate and the Federal Funds Rate plus 0.50%. "LIBOR" is defined as the offered quotation by first class banks in the London interbank market to

                        URS CORPORATION AND SUBSIDIARIES
the Bank for dollar deposits, as adjusted for reserve requirements. The "Adjusted Sterling Rate" is defined as the rate per annum displayed by Reuters at which Sterling is offered to the Bank in the London interbank market as determined by the British Bankers' Association. The Company may determine which interest rate options to use and which interest periods will apply for both the term loans and the revolving credit facility.

     At October 31, 2001 and 2000, the Company's revolving credit facility with the Bank provided for advances up to $100.0 million. At October 31, 2001 and 2000, the Company had outstanding letters of credit in the aggregate amount of $25.0 million and $36.5 million, respectively, which reduced the amount available to the Company under the Company's revolving credit facility to $75.0 million and $63.5 million, respectively.

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt, paying dividends or making distributions to its stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments, as well as other restrictions. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $160.0 million and a maximum leverage ratio of 3.50 to 1.00 for the fiscal year ended October 31, 2001. The Company is required to submit quarterly compliance certification to the Bank. The Company was fully compliant with these covenants as of October 31, 2001.

Notes

     12 1/4% Senior Subordinated Notes. The Company's notes are due in 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of October 31, 2001, the Company owed $200.0 million on the notes.

     Certain of the Company's wholly owned subsidiaries fully and unconditionally guarantee the notes on a joint and several basis. The Company may redeem any of the notes beginning May 1, 2004. The initial redemption price is 106.125% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2004 and will be 100% of the principal amount, plus accrued and unpaid interest beginning on May 1, 2007. In addition, at any time prior to May 1, 2002, the Company may redeem up to 35% of the principal amount of the notes with net cash proceeds from the sale of capital stock. The redemption price will be equal to 112.25% of the principal amount of the redeemed notes.

Debentures

     8 5/8% Senior Subordinated Debentures ("8 5/8% Debentures"). The Company's 8 5/8% Debentures are due in 2004. Interest is payable semiannually in January and July. The 8 5/8% Debentures are subordinate to the senior collateralized credit facility. As of October 31, 2001, the Company owed approximately $6.5 million on the 8 5/8% Debentures.

     6 1/2% Convertible Subordinated Debentures ("6 1/2% Debentures"). The Company's 6 1/2% Debentures are due in 2012 and are convertible into shares of the Company's common stock at the rate of $206.30 per share. Interest is payable semiannually in February and August. Sinking fund payments calculated to retire 70% of the 6 1/2% Debentures prior to maturity began in February 1998. The 6 1/2% Debentures are subordinate to the senior collateralized credit facility. As of October 31, 2001, the Company owed approximately $1.8 million on the 6 1/2% Debentures.

Foreign Credit Lines

     The Company maintains foreign lines of credit which are collateralized by assets of foreign subsidiaries at October 31, 2001. The interest rate for the foreign lines of credit was 7.25% plus applicable margins consistent with market conditions in the respective countries at October 31, 2001. At October 31, 2001 and 2000, these foreign lines

                        URS CORPORATION AND SUBSIDIARIES
of credit provided for advances up to $15.0 million and $19.0 million, respectively. At October 31, 2001 and 2000, the Company had utilized $3.8 million and $10.6 million of outstanding foreign lines of credit, respectively. This reduced the amount available to the Company under these foreign lines of credit to $11.2 million and $8.4 million, respectively.

Interest Rate Swap

     On December 31, 1997, the Company entered into an interest rate swap agreement with the Bank. This interest rate swap effectively fixed the interest rate on $48.8 million of the Company's LIBOR-based borrowings at 5.97% plus the applicable margin. This interest rate swap expired on November 30, 2000.

Interest Rate Cap Agreement

     The Company entered into an interest rate cap agreement with the Bank. This agreement caps the Company's interest rate at 7% for $204.3 million of the Company's LIBOR-based borrowings through July 31, 2002. From an economic standpoint, the cap agreement provides the Company with protection against LIBOR interest rate increases above 7%. For accounting purposes, the Company elected not to designate the cap agreement as a hedge, and accordingly, changes in the fair market value of the cap agreement were included in other expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at October 31, 2001 was zero.

Maturities

     The amounts of long-term debt outstanding (excluding capital leases and foreign collateralized borrowings) at October 31, 2001, maturing in the next five years are as follows:

                                                       (In thousands)
              2002 .....................................  $ 39,904
              2003 .....................................    51,696
              2004 .....................................    66,606
              2005 .....................................    68,536
              2006 .....................................    70,315
              Thereafter ...............................   291,212
                                                          --------
                                                          $588,269
                                                          ========

NOTE 8. OBLIGATIONS UNDER LEASES

     Total rental expense included in operations for operating leases for the fiscal years ended October 31, 2001, 2000 and 1999, totaled to $76.5 million, $70.2 million and $50.1 million, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2013. Obligations under capital leases include leases on vehicles, office equipment and other equipment. Obligations under operating leases include building, office, and other equipment rentals.

                        URS CORPORATION AND SUBSIDIARIES

Obligations under non-cancelable lease agreements are as follows:

                                                         Capital       Operating
                                                         Leases          Leases
                                                       -------------------------
                                                              (In thousands)
2002 ................................................      $14,735      $ 66,883
2003 ................................................       11,911        58,021
2004 ................................................        9,796        50,748
2005 ................................................        7,131        42,827
2006 ................................................        2,874        32,773
Thereafter ..........................................           --        92,721
                                                           -------      --------
Total minimum lease payments ........................       46,447      $343,973
                                                                        ========
Less: amounts representing interest .................        7,228
                                                           -------
Present value of net minimum lease payments .........      $39,219
                                                           =======

NOTE 9. SEGMENT AND RELATED INFORMATION

     Management has organized the Company by geographic divisions. The geographic divisions are Parent, Domestic and International. The Parent division comprises the Parent Company. The Domestic division comprises all offices located in United States of America. The International division comprises all offices in the Americas (e.g., Canada, Mexico, Central and South America), in Europe and in Asia/Pacific (e.g., Australia, Indonesia, Singapore, New Zealand and the Philippines).

     Accounting policies for each of the reportable segments are the same as those of the Company. The Company provides services throughout the world. Services to other countries may be performed within the United States of America, and generally, revenues are classified within the geographic area where the services are performed.

     The following table shows summarized financial information (in thousands) on the Company's reportable segments. Included in the "Eliminations" column are elimination of inter-segment sales and elimination of investment in subsidiaries.

     As of and for the fiscal year ended October 31, 2001:

                                                      Parent           Domestic      International    Eliminations           Total
                                                      ------           --------      -------------    ------------           -----
Revenue ....................................        $      --         $2,109,173        $216,975        $  (6,798)        $2,319,350
Segment operating income (loss) ............        $  (2,980)        $  172,164        $    557        $      --         $  169,741
Total accounts receivable ..................        $      --         $  667,009        $ 78,170        $      --         $  745,179
Total assets ...............................        $ 665,015         $1,574,865        $116,995        $(893,499)        $1,463,376

     As of and for the fiscal year ended October 31, 2000:

                                                      Parent           Domestic      International    Eliminations           Total
                                                      ------           --------      -------------    ------------           -----
Revenue ....................................        $     800         $1,989,259        $235,683        $ (20,164)        $2,205,578
Segment operating income ...................        $  39,160         $  116,630        $  7,669        $      --         $  163,459
Total accounts receivable ..................        $  (7,814)        $  634,350        $ 82,469        $      --         $  709,005
Total assets ...............................        $ 680,824         $1,272,340        $116,310        $(642,340)        $1,427,134

                        URS CORPORATION AND SUBSIDIARIES

         As of and for the fiscal year ended October 31, 1999:

                                                      Parent           Domestic      International    Eliminations           Total
                                                      ------           --------      -------------    ------------           -----
Revenue ....................................        $      --         $1,268,925        $154,211        $  (4,614)        $1,418,522
Segment operating income (loss) ............        $ (14,541)        $  114,633        $    778        $      --         $  100,870
Total accounts receivable ..................        $ (15,000)        $  590,143        $ 90,818        $      --         $  665,961
Total assets ...............................        $ 493,938         $1,653,928        $130,779        $(834,120)        $1,444,525

     Operating income is defined as income before income taxes and net interest expense.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     Currently, the Company has limits of $125.0 million per loss and $125.0 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor's pollution liability insurance. These programs each have a self-insured claim retention of $0.1 million, $1.0 million, and $0.25 million, respectively. With respect to various claims of D-M that arose from professional errors and omissions prior to acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a "claims made" basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, it will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. The Company intends to maintain these policies, but there can be no assurance that the Company can maintain existing coverages or that claims will not exceed the available amount of insurance. The Company believes that any settlement of these claims will not have a material adverse effect on its consolidated financial position and operations.

     Various legal proceedings are pending against the Company or its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed the Company's insurance coverage. Based on the Company's previous experience with claims settlement and the nature of the pending legal proceedings, the Company does not believe that any of the legal proceedings are likely to result in a judgment against, or settlement by the Company, that would materially exceed its insurance coverage or have a material adverse effect on its consolidated financial position and operations.

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

     The Company has authorized for issuance 3,000,000 shares of preferred stock with a $1.00 par value. Of these 3,000,000 shares, 150,000 shares have been designated Series B Stock. At October 31, 2001 and 2000, the Company had 55,345 and 51,159 shares, respectively, of Series B Stock outstanding. The Series B Stock has a liquidation preference equal to its original purchase price plus certain formulaic adjustments calculated at the time of liquidation. The Series B Stock is senior to the common stock and has voting rights equal to that number of shares of common stock into which it can be converted. Cumulative dividends are payable in-kind in additional shares of Series B Stock each calendar quarter at a dividend rate of 8%. Each share of the Series B Stock may be converted into shares of common stock at the option of the holder at any time (approximately 5,535,000 shares in the aggregate as of October 31, 2001). In addition, the Company will have the right, on or after June 2002, to convert all, but not

                        URS CORPORATION AND SUBSIDIARIES
less than all, of the outstanding shares of Series B Stock into common stock if the price of the Company's common stock on the relevant stock exchanges reaches certain levels for certain minimum periods of time. In June 2011, the Company is obligated to redeem any outstanding shares of Series B Stock for cash. If the Company fails to repurchase all of the outstanding shares of Series B Stock, the dividend rate will increase to 12%, and three months after that the rate will increase to 15%.

NOTE 12. STOCKHOLDERS' EQUITY

     Declaration of dividends, except preferred stock dividends, is restricted by the senior collateralized credit facility with the Bank and the indentures governing the 8 5/8% Debentures and the 12 1/4% Senior Subordinated Notes. Further, declaration of dividends may be precluded by existing Delaware law.

     On October 12, 1999, the stockholders approved the 1999 Equity Incentive Plan ("1999 Plan"). An aggregate of 1,500,000 shares of common stock initially has been reserved for issuance under the 1999 Plan. In July 2000, an additional 1,076,000 shares were reserved for issuance under the 1999 Plan. As of October 31, 2001, the Company had issued options and restricted stock in the aggregate amount of 1,339,272 shares under the 1999 Plan.

     On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan ("1991 Plan"). The 1991 Plan provides for the grant not to exceed 3,310,000 Restricted Shares, Stock Units and Options. As of October 31, 1999, the Company had issued options and restricted stock in the aggregate amount of 1,041,700 shares under the 1991 Plan.

     Stock options expire in ten years from the date granted and vest over service periods that range from three to five years.

     Under the Employee Stock Purchase Plan ("ESP Plan") implemented in September 1985, employees may purchase shares of common stock through payroll deductions of up to 10% of the employee's base pay. Contributions are credited to each participant's account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of common stock is the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 602,522 shares under the ESP Plan in fiscal 2001 and 495,017 shares in fiscal 2000.

                        URS CORPORATION AND SUBSIDIARIES

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its 1991 Plan and 1999 Plan. Accordingly, no compensation cost has been recognized for its 1991 and 1999 Plans. Had compensation cost for the Company's 1991 and 1999 Plans been determined consistent with Statement of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                                            Years Ended October 31,
                                                                     ------------------------------------
                                                                        2001          2000        1999
                                                                        ----          ----        ----
                                                                     (In thousands, except per share data)
Net income available for common stockholders:
   As reported ...................................................    $ 48,623     $ 41,561     $ 33,248
   Proforma ......................................................    $ 45,496     $ 38,171     $ 32,367
Basic earnings per share:
   As reported ...................................................    $   2.79     $   2.55     $   2.14
   Proforma ......................................................    $   2.61     $   2.35     $   2.09
Net income before preferred stock dividends:
   As reported ...................................................    $ 57,852     $ 49,898     $ 36,581
   Proforma ......................................................    $ 54,725     $ 46,508     $ 35,700
Dilutive earnings per share:
   As reported ...................................................    $   2.41     $   2.27     $   1.98
   Proforma ......................................................    $   2.28     $   2.11     $   1.93

         A summary of the status of the stock options granted under the Company's 1991 and 1999 Plans for the fiscal years ended October 31, 2001, 2000, and 1999, is presented below:

                                                                  2001                      2000                      1999
                                                         ----------------------    ----------------------   -----------------------
                                                                      Weighted-                 Weighted-                 Weighted-
                                                                       Average                   Average                   Average
                                                                       Exercise                  Exercise                  Exercise
                                                          Shares        Price        Shares       Price        Shares       Price
                                                          ------        -----        ------       -----        ------       -----
Outstanding at beginning of year ..................      3,829,084     $ 14.64     2,394,709     $ 11.97     2,031,094     $ 11.12
  Granted .........................................      1,234,272     $ 20.33     1,613,017     $ 18.51       835,500     $ 16.81
  Exercised .......................................       (812,142)    $  8.78       (80,716)    $  8.11      (350,099)    $  6.67
  Forfeited .......................................       (117,677)    $ 17.02       (97,926)    $ 18.87      (121,786)    $ 15.22
                                                         ---------                 ---------                ----------
Outstanding at end of year ........................      4,133,537     $ 17.39     3,829,084     $ 14.64     2,394,709     $ 11.97
                                                         =========                 =========                ==========
Options exercisable at year-end ...................      1,585,242     $ 14.52     1,554,426     $ 10.04     1,133,788     $  7.72
Weighted-average fair value of
   options granted during the year ................                    $  8.48                   $  5.30                   $  6.53

                        URS CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at October 31, 2001, under the 1991 and 1999 Plans:

                                     Outstanding                                  Exercisable
                    -------------------------------------------------   ------------------------------
                                  Weighted-Average
     Range of          Number        Remaining      Weighted-Average       Number     Weighted-Average
  Exercise Prices   Outstanding   Contractual Life   Exercise Price     Exercisable    Exercise Price
  ---------------   -----------   ----------------   --------------     -----------    --------------
$ 5.70 - $ 8.55         263,300          3.1            $ 6.48             263,300        $ 6.48
$ 8.55 - $11.40         148,000          4.6            $10.32             148,000        $10.32
$11.40 - $14.25         312,532          8.0            $13.81             121,211        $13.88
$14.25 - $17.10       1,334,112          7.5            $15.53             770,871        $15.35
$17.10 - $19.95         594,510          9.4            $17.62                  --           --
$19.95 - $22.80         823,833          8.0            $21.44             248,525        $21.45
$22.80 - $25.65         587,750         10.0            $23.03                  --           --
$25.65 - $28.50          69,500          8.2            $27.93              33,335        $28.10
                      ---------                                          ---------
                      4,133,537                                          1,585,242
                      =========                                          =========

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                            2001         2000           1999
                                            ----         ----           ----
Risk-free interest rates..............  4.62%-5.28%   5.72%-6.36%   4.70%-5.97%
Expected life.........................    4 years       4 years       4 years
Volatility............................    44.58%        42.54%        41.06%
Expected dividends....................     None          None          None

NOTE 13. EMPLOYEE RETIREMENT PLANS

     The Company has defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans cover all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. The Company made contributions in the amounts of $12.0 million, $10.4 million and $7.7 million to the plans in fiscal years 2001, 2000 and 1999, respectively.

     In July 1999, the Company entered into a Supplemental Executive Retirement Agreement (the "Agreement") with Martin M. Koffel, the Company's Chief Executive Officer (the "Executive"). The Executive will be eligible to receive a benefit under this agreement following his termination of employment with the Company (the "Benefit"). The Benefit shall be an annual amount, payable for the life of the Executive with a guarantee of payments for at least ten years. The Benefit is equal to a percentage of the Executive's final average compensation, reduced by the annual social security benefit to which the Executive is entitled based on his age at the termination of employment. The Benefits payable under this Agreement shall be "unfunded," as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of the Employee Retirement Income Securities Act ("ERISA").

                        URS CORPORATION AND SUBSIDIARIES

     Management's   estimate  of  accumulated   benefits  for  the   Executive's
Supplemental Executive Retirement Plan as of October 31, 2001 and 2000, was as follows:

Actuarial present value of accumulated benefits:
                                                                  2001       2000
                                                                 -------    -------
                                                                     (In thousands)
   Vested ....................................................   $ 3,091    $ 1,319
   Non-vested ................................................        --         --
                                                                 -------    -------
   Total .....................................................   $ 3,091    $ 1,319
                                                                 =======    =======

Change in projected benefit obligation (PBO):
   PBO at beginning of the year ..............................   $ 2,774    $   745
   Service cost ..............................................     1,469        794
   Interest cost .............................................       166         48
   Amortization of unrecognized service cost .................        --         --
                                                                 -------    -------
         Net period cost .....................................     1,635        842
                                                                 -------    -------
   Actuarial loss ............................................       403      1,187
   Benefit payments ..........................................        --         --
                                                                 -------    -------
   PBO at the end of the year ................................   $ 4,812    $ 2,774
                                                                 =======    =======

The funded status of the plans:
   Projected benefit obligation ..............................   $ 4,812    $ 2,774
   Plan assets available for benefits ........................        --         --
                                                                 -------    -------
   Deficiency of assets over projected benefit obligations....     4,812      2,774
   Unrecognized actuarial loss ...............................    (1,378)    (1,263)
   Unrecognized prior service costs ..........................        --         --
                                                                 -------    -------
   Accrued pension liability .................................   $ 3,434    $ 1,511
                                                                 =======    =======

The weighted-average discount rate used to determine the above amounts was 5.5% for 2001 and 6.0% for 2000.

     Certain of the Company's foreign subsidiaries have trustee retirement plans covering substantially all of their employees. These pension plans are not required to report to government agencies pursuant to ERISA and do not otherwise determine the actuarial value of accumulated benefits or net assets available for benefits. The aggregate pension expense for these plans for the fiscal years ended October 31, 2001 and 2000 was $1.8 million and $0.8 million, respectively.

     The Company, upon acquiring D-M, assumed certain of Radian International LLC defined benefit pension plans ("Radian pension plans"), and several post-retirement benefit plans. These plans cover a select group of Radian employees and former employees who will continue to be eligible to participate in the plans.

     The Radian pension plans include a Supplemental Executive Retirement Plan ("SERP") and Salary Continuation Agreement ("SCA") which are intended to supplement retirement benefits provided by other benefit plans upon the participant's meeting minimum age and years of service requirements. The plans are unfunded. However, at October 31, 2001 and 2000, the Company had designated and deposited $7.2 million in a trust account for the SERP. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum age and years of service requirements. This plan is also unfunded.

                        URS CORPORATION AND SUBSIDIARIES

         Management's estimate of accumulated benefits for the Radian SERP and SCA as of October 31, 2001 and 2000, was as follows:

Actuarial present value of accumulated benefits:
                                                                   2001        2000
                                                                 --------    --------
                                                                     (In thousands)
   Vested ....................................................   $  9,726    $ 10,295
   Non-vested ................................................        789         657
                                                                 --------    --------
   Total .....................................................   $ 10,515    $ 10,952
                                                                 ========    ========

Change in projected benefit obligation (PBO):
   PBO at the beginning of the year ..........................   $ 10,952    $ 11,542
   Service cost ..............................................         12          62
   Interest cost .............................................        727         784
   Amortization of unrecognized service cost .................         --          --
                                                                 --------    --------
         Net period cost .....................................        739         846
                                                                 --------    --------
   Actuarial (gain) loss .....................................       (301)       (631)
   Benefit payments ..........................................       (875)       (805)
                                                                 --------    --------
   PBO at the end of the year ................................   $ 10,515    $ 10,952
                                                                 ========    ========

The funded status of the plans:
   Projected benefit obligation ..............................   $ 10,515    $ 10,952
   Plan assets available for benefits ........................         --          --
                                                                 --------    --------
   Deficiency of assets over projected benefit obligations....     10,515      10,952
   Unrecognized actuarial gain ...............................        904         631
   Unrecognized prior service costs ..........................         --          --
                                                                 --------    --------
   Accrued pension liability .................................   $ 11,419    $ 11,583
                                                                 ========    ========

The weighted-average discount rate used to determine the above amounts was 7.25% for 2001 and 7.75% for 2000.

     Management's estimate of the funded status of the Radian post-retirement program at October 31, 2001 and 2000, was as follows:

                                                                   2001        2000
                                                                 --------    --------
                                                                     (In thousands)
Accumulated post-retirement benefit obligation ("APBO"):
         Retirees ............................................   $    204    $    191
         Active plan participants, fully eligible ............        145         131
         Active plan participants, not yet fully eligible ....        789         608
                                                                 --------    --------
Total APBO ...................................................      1,138         930
         Unrecognized net loss from past experience
         different from that assumed and from changes
         in assumptions ......................................         --          --
                                                                 --------    --------
Accrued post-retirement benefits .............................   $  1,138    $    930
                                                                 ========    ========

The weighted-average discount rate used to determine the APBO was 7.25% for 2001 and 7.75% for 2000.

                        URS CORPORATION AND SUBSIDIARIES

NOTE 14. VALUATION AND ALLOWANCE ACCOUNTS

                                                                    Beginning                            Ending
                                                                     Balance    Additions   Deductions   Balance
                                                                     -------    ---------   ----------   -------
                                                                                    (In thousands)
October 31, 2001
 Allowances for losses and doubtful accounts ....................    $36,826    $ 6,091     $14,345     $28,572
October 31, 2000
 Allowances for losses and doubtful accounts ....................    $40,611    $25,306     $29,091     $36,826
October 31, 1999
 Allowances for losses and doubtful accounts ....................    $14,102    $40,772     $14,263     $40,611

     The allowances for losses and doubtful accounts increased significantly in fiscal 1999 due to the acquisition of D-M.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     Selected quarterly financial data for fiscal 2001 and 2000 is summarized as follows:

                                                                                         Fiscal 2001 Quarters Ended
                                                                         -----------------------------------------------------------
                                                                         Jan. 31          Apr. 30          July 31          Oct. 31
                                                                         -------          -------          -------          -------
                                                                                      (In thousands, except per share data)
Revenues .......................................................         $515,624         $545,996         $591,198         $666,532
Operating income ...............................................         $ 34,573         $ 40,558         $ 44,715         $ 49,895
Net income available for common stockholders ...................         $  7,241         $ 10,646         $ 13,352         $ 17,384
Net income .....................................................         $  9,455         $ 12,881         $ 15,674         $ 19,842
Income per share:
    Basic ......................................................         $    .43         $    .62         $    .76         $    .98
                                                                         ========         ========         ========         ========
    Diluted ....................................................         $    .42         $    .55         $    .64         $    .80
                                                                         ========         ========         ========         ========
Weighted-average number of shares:
    Basic ......................................................           16,889           17,202           17,695           17,953
                                                                         ========         ========         ========         ========
    Diluted ....................................................           22,673           23,621           24,696           24,870
                                                                         ========         ========         ========         ========

                                                                                         Fiscal 2000 Quarters Ended
                                                                         -----------------------------------------------------------
                                                                         Jan. 31          Apr. 30          July 31          Oct. 31
                                                                         -------          -------          -------          -------
                                                                                      (In thousands, except per share data)
Revenues .......................................................         $512,877         $535,401         $558,534         $598,766
Operating income ...............................................         $ 33,667         $ 39,761         $ 43,944         $ 46,087
Net income available for common stockholders ...................         $  6,582         $  9,022         $ 12,038         $ 13,919
Net income .....................................................         $  8,634         $ 11,081         $ 14,181         $ 16,002
Income per share:
    Basic ......................................................         $    .41         $    .56         $    .73         $    .85
                                                                         ========         ========         ========         ========
    Diluted ....................................................         $    .40         $    .51         $    .64         $    .72
                                                                         ========         ========         ========         ========
Weighted-average number of shares:
    Basic ......................................................           15,943           16,052           16,498           16,609
                                                                         ========         ========         ========         ========
    Diluted ....................................................           21,784           21,549           22,328           22,492
                                                                         ========         ========         ========         ========

     Operating income is defined as income before income taxes and net interest expense.

                        URS CORPORATION AND SUBSIDIARIES

NOTE 16. SUPPLEMENTAL GUARANTOR INFORMATION

     In June 1999, the Company completed a private placement of $200.0 million principal amount of the 12 1/4% Senior Subordinated Exchange Notes due in the year 2009, which notes were exchanged in August 1999 for 12 1/4% Senior Subordinated Notes due in the year 2009. The notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned subsidiaries. Substantially all of the Company's income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in large part by distributions to or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the notes.

     The following information sets forth the condensed consolidating balance sheets of the Company as of October 31, 2001 and 2000, and the condensed consolidating statements of operations and cash flows for the three fiscal years ended October 31, 2001. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                                                                          October 31, 2001
                                                                                          ----------------
                                                                                            Subsidiary
                                                                               Subsidiary       Non-
                                                                   Parent      Guarantors    Guarantors   Eliminations  Consolidated
                                                                   ------      ----------    ----------   ------------  ------------
 ASSETS
 Current assets:
      Cash ..................................................   $     1,699    $     9,371    $  12,328    $        --    $   23,398
      Accounts receivable, net ..............................            --        667,009       78,170             --       745,179
      Prepaid expenses and other assets .....................        16,615         17,416        1,034             --        35,065
                                                                -----------    -----------    ---------    -----------    ----------
         Total current assets ...............................        18,314        693,796       91,532             --       803,642
 Property and equipment, net ................................           820         96,193        9,984             --       106,997
 Goodwill, net ..............................................       385,749        114,537           --             --       500,286
 Investment in unconsolidated subsidiaries ..................       247,643        631,103       14,753       (893,499)           --
 Other assets ...............................................        12,489         39,236          726             --        52,451
                                                                -----------    -----------    ---------    -----------    ----------
                                                                $   665,015    $ 1,574,865    $ 116,995    $  (893,499)   $1,463,376
                                                                ===========    ===========    =========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ......................   $    39,794    $    10,803    $   3,828    $        --    $   54,425
     Accounts payable .......................................         1,012        120,414       13,640             --       135,066
     Inter-company payable ..................................       (32,720)       (13,341)      47,130         (1,069)           --
     Accrued expenses and other .............................         6,672         68,945       15,597             --        91,214
     Billings in excess of costs and accrued
       earnings on contracts in process .....................            --         84,411       11,109             --        95,520
                                                                -----------    -----------    ---------    -----------    ----------
         Total current liabilities ..........................        14,758        271,232       91,304         (1,069)      376,225
Long-term debt ..............................................       547,954         28,276          474             --       576,704
Other .......................................................        40,035         27,286          525             --        67,846
                                                                -----------    -----------    ---------    -----------    ----------
         Total liabilities ..................................       602,747        326,794       92,303         (1,069)    1,020,775
Mandatorily redeemable Series B exchangeable convertible
   preferred stock ..........................................       120,099             --           --             --       120,099
Total stockholders' equity ..................................       (57,831)     1,248,071       24,692       (892,430)      322,502
                                                                -----------    -----------    ---------    -----------    ----------
                                                                $   665,015    $ 1,574,865    $ 116,995    $  (893,499)   $1,463,376
                                                                ===========    ===========    =========    ===========    ==========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                                                                 Year Ended October 31, 2001
                                                                                 ---------------------------
                                                                                           Subsidiary
                                                                              Subsidiary       Non-
                                                                 Parent       Guarantors    Guarantors   Eliminations   Consolidated
                                                                 ------       ----------    ----------   ------------   ------------
Revenues ..................................................   $        --    $ 2,109,173    $ 216,975    $    (6,798)   $ 2,319,350
Expenses:
   Direct operating .......................................            --      1,283,880      116,736         (6,798)     1,393,818
   Indirect, general and administrative ...................         2,980        653,129       99,682             --        755,791
   Interest expense, net ..................................        64,455         (3,227)       4,361             --         65,589
                                                              -----------    -----------    ---------    -----------    -----------
                                                                   67,435      1,933,782      220,779         (6,798)     2,215,198
                                                              -----------    -----------    ---------    -----------    -----------
Income (loss) before taxes ................................       (67,435)       175,391       (3,804)            --        104,152
Income tax expense ........................................        41,632          1,492        3,176             --         46,300
                                                              -----------    -----------    ---------    -----------    -----------
Net income (loss) .........................................      (109,067)       173,899       (6,980)            --         57,852
Preferred stock dividend ..................................         9,229             --           --             --          9,229
                                                              -----------    -----------    ---------    -----------    -----------
Net income (loss) available for common stockholders
                                                                 (118,296)       173,899       (6,980)            --         48,623
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments ...............            --             --       (1,550)            --         (1,550)
                                                              -----------    -----------    ---------    -----------    -----------
Comprehensive income (loss) ...............................   $  (118,296)   $   173,899    $  (8,530)   $        --    $    47,073
                                                              ===========    ===========    =========    ===========    ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                       Year Ended October 31, 2001
                                                                                       ---------------------------
                                                                                              Subsidiary
                                                                                  Subsidiary      Non-
                                                                         Parent   Guarantors  Guarantors  Eliminations  Consolidated
                                                                         ------   ----------  ----------  ------------  ------------
Cash flows from operating activities:
     Net income (loss) ............................................   $(109,067)  $ 173,899    $ (6,980)    $     --     $ 57,852
                                                                      ---------   ---------    --------     --------     --------
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization ................................      10,552      29,474       2,117           --       42,143
     Amortization of financing fees ...............................       3,663          --          --           --        3,663
     Receivable allowances ........................................      (7,814)     (2,092)      1,652           --       (8,254)
     Stock compensation ...........................................       1,964          --          --           --        1,964
     Tax benefit of stock options .................................       3,899          --          --           --        3,899
Changes in current assets and liabilities:
     Accounts receivable and costs and accrued earnings in
        excess of billings on contracts in process ................          --     (30,566)      2,646           --      (27,920)
     Income taxes recoverable .....................................       4,997          --          --           --        4,997
     Prepaid expenses and other assets ............................      (4,002)         98      (1,640)          --       (5,544)
     Accounts payable, accrued salaries and wages and accrued
        expenses ..................................................     107,469    (126,354)      7,889        2,512       (8,484)
     Billings in excess of costs and accrued earnings on
        contracts in process ......................................          --         242       4,803           --        5,045
     Deferrals and other, net .....................................      (3,275)     (6,340)    (10,184)      (2,512)     (22,311)
                                                                      ---------   ---------    --------     --------     --------
        Total adjustments .........................................     117,453    (135,538)      7,283           --      (10,802)
                                                                      ---------   ---------    --------     --------     --------
     Net cash provided by operating activities ....................       8,386      38,361         303           --       47,050
                                                                      ---------   ---------    --------     --------     --------
Cash flows from investing activities:
     Proceeds from sale of subsidiaries ...........................          --       3,530          --           --        3,530
     Capital expenditures .........................................        (528)    (18,184)     (1,066)          --      (19,778)
                                                                      ---------   ---------    --------     --------     --------
     Net cash (used) by investing activities ......................        (528)    (14,654)     (1,066)          --      (16,248)
                                                                      ---------   ---------    --------     --------     --------
Cash flows from financing activities:
     Principal payments on long-term debt, bank borrowings and
        capital lease obligations .................................     (28,832)     (8,516)     (5,521)          --      (42,869)
     Proceeds from sale of common shares and exercise of stock
        options ...................................................      11,772          --          --           --       11,772
                                                                      ---------   ---------    --------     --------     --------
     Net cash (used) by financing activities ......................     (17,060)     (8,516)     (5,521)          --      (31,097)
                                                                      ---------   ---------    --------     --------     --------
Net (decrease) increase in cash ...................................      (9,202)     15,191      (6,284)          --         (295)
Cash and cash equivalents at beginning of year ....................      10,901      (5,820)     18,612           --       23,693
                                                                      ---------   ---------    --------     --------     --------
Cash and cash equivalents at end of year ..........................   $   1,699   $   9,371    $ 12,328     $     --     $ 23,398
                                                                      =========   =========    ========     ========     ========

                                 URS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (In thousands)

                                                                                         October 31, 2000
                                                                                         ----------------
                                                                                            Subsidiary
                                                                              Subsidiary       Non-
                                                                 Parent       Guarantors    Guarantors   Eliminations   Consolidated
                                                                 ------       ----------    ----------   ------------   ------------
 ASSETS
 Current assets:
      Cash .................................................  $    10,901    $    (5,820)   $  18,612    $        --    $   23,693
      Accounts receivable, net .............................       (7,814)       634,350       82,469             --       709,005
      Prepaid expenses and other assets ....................       22,086         21,303          463             --        43,852
                                                              -----------    -----------    ---------    -----------    ----------
         Total current assets ..............................       25,173        649,833      101,544             --       776,550
 Property and equipment, net ...............................          442         77,184       11,035             --        88,661
 Goodwill, net .............................................      395,063        119,548           --             --       514,611
 Investment in unconsolidated subsidiaries .................      245,127        396,293          920       (642,340)           --
 Other assets ..............................................       15,019         29,482        2,811             --        47,312
                                                              -----------    -----------    ---------    -----------    ----------
                                                              $   680,824    $ 1,272,340    $ 116,310    $  (642,340)   $1,427,134
                                                              ===========    ===========    =========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt .....................  $    28,924    $     6,576    $   9,723    $        --    $   45,223
     Accounts payable ......................................       15,606         99,214       10,345             --       125,165
     Inter-company payable .................................     (174,043)       150,053       36,099        (12,109)           --
     Accrued expenses and other ............................       33,291         55,478       32,358             --       121,127
     Billings in excess of costs and accrued
       earnings on contracts in process ....................           --         84,169        6,306             --        90,475
                                                              -----------    -----------    ---------    -----------    ----------
         Total current liabilities .........................      (96,222)       395,490       94,831        (12,109)      381,990
Long-term debt .............................................      587,136         15,892          100             --       603,128
Other ......................................................       19,902         51,712        1,595             --        73,209
                                                              -----------    -----------    ---------    -----------    ----------
         Total liabilities .................................      510,816        463,094       96,526        (12,109)    1,058,327
Mandatorily redeemable Series B exchangeable convertible
   preferred stock .........................................      111,013             --           --             --       111,013
Total stockholders' equity .................................       58,995        809,246       19,784       (630,231)      257,794
                                                              -----------    -----------    ---------    -----------    ----------
                                                              $   680,824    $ 1,272,340    $ 116,310    $  (642,340)   $1,427,134
                                                              ===========    ===========    =========    ===========    ==========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                                                                   Year Ended October 31, 2000
                                                                                   ---------------------------
                                                                                            Subsidiary
                                                                             Subsidiary        Non-
                                                                Parent       Guarantors     Guarantors   Eliminations   Consolidated
                                                                ------       ----------     ----------   ------------   ------------
Revenues ..................................................   $       800    $ 1,989,259    $ 235,683    $   (20,164)   $ 2,205,578
                                                              -----------    -----------    ---------    -----------    -----------
Expenses:
   Direct operating .......................................            --      1,226,077      139,155        (20,164)     1,345,068
   Indirect, general and administrative ...................       (38,360)       646,552       88,859             --        697,051
   Interest expense, net ..................................        71,800           (316)         377             --         71,861
                                                              -----------    -----------    ---------    -----------    -----------
                                                                   33,440      1,872,313      228,391        (20,164)     2,113,980
                                                              -----------    -----------    ---------    -----------    -----------
Income (loss) before taxes ................................       (32,640)       116,946        7,292             --         91,598
Income tax expense ........................................        40,246          1,201          253             --         41,700
                                                              -----------    -----------    ---------    -----------    -----------
Net income (loss) .........................................       (72,886)       115,745        7,039             --         49,898
Preferred stock dividend ..................................         8,337             --           --             --          8,337
                                                              -----------    -----------    ---------    -----------    -----------
Net income (loss) available for common stockholders
                                                                  (81,223)       115,745        7,039             --         41,561
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments ...............            --             --       (2,609)            --         (2,609)
                                                              -----------    -----------    ---------    -----------    -----------
Comprehensive income (loss) ...............................   $   (81,223)   $   115,745    $   4,430    $        --    $    38,952
                                                              ===========    ===========    =========    ===========    ===========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                      Year Ended October 31, 2000
                                                                                       ---------------------------
                                                                                              Subsidiary
                                                                                  Subsidiary     Non-
                                                                       Parent     Guarantors  Guarantors  Eliminations  Consolidated
                                                                       ------     ----------  ----------  ------------  ------------
Cash flows from operating activities:
     Net income (loss) ............................................   $(72,886)   $ 115,745    $  7,039     $     --     $ 49,898
                                                                      --------    ---------    --------     --------     --------
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization ................................     10,130       28,908       2,791           --       41,829
     Amortization of financing fees ...............................      3,467           --          --           --        3,467
     Receivable allowances ........................................     (7,186)       6,202      (2,801)          --       (3,785)
     Stock compensation ...........................................      1,179           --          --           --        1,179
     Tax benefit of stock options .................................      2,455           --          --           --        2,455
Changes in current assets and liabilities:
     Accounts receivable and costs and accrued earnings
        in excess of billings on contracts in process .............         --      (50,409)     11,150           --      (39,259)
     Income taxes recoverable .....................................         --      (16,668)         --           --      (16,668)
     Prepaid expenses and other assets ............................     (3,788)       1,111       1,453           --       (1,224)
     Accounts payable, accrued salaries and wages and accrued
        expenses ..................................................     88,206      (64,602)    (28,139)     (23,085)     (27,620)
     Billings in excess of costs and accrued earnings on
        contracts in process ......................................         --       18,136       2,026           --       20,162
     Deferrals and other, net .....................................    (12,868)     (42,242)     12,615       23,085      (19,410)
                                                                      --------    ---------    --------     --------     --------
        Total adjustments .........................................     81,595     (119,564)       (905)          --      (38,874)
                                                                      --------    ---------    --------     --------     --------
     Net cash provided (used) by operating activities .............      8,709       (3,819)      6,134           --       11,024
                                                                      --------    ---------    --------     --------     --------
Cash flows from investing activities:
     Proceeds from sale of subsidiaries ...........................     25,354           --          --           --       25,354
     Capital expenditures .........................................       (118)     (14,404)     (1,363)          --      (15,885)
                                                                      --------    ---------    --------     --------     --------
     Net cash provided (used) by investing activities .............     25,236      (14,404)     (1,363)          --        9,469
                                                                      --------    ---------    --------     --------     --------
Cash flows from financing activities:
     Principal payments on long-term debt, bank borrowings
        and capital lease obligations .............................    (37,805)      (4,625)     (8,096)          --      (50,526)
     Proceeds from sale of common shares and exercise of
        stock options .............................................      8,039           --          --           --        8,039
                                                                      --------    ---------    --------     --------     --------
     Net cash (used) by financing activities ......................    (29,766)      (4,625)     (8,096)          --      (42,487)
                                                                      --------    ---------    --------     --------     --------
Net increase (decrease) in cash ...................................      4,179      (22,848)     (3,325)          --      (21,994)
Cash and cash equivalents at beginning of year ....................      6,722       17,028      21,937           --       45,687
                                                                      --------    ---------    --------     --------     --------
Cash and cash equivalents at end of year ..........................   $ 10,901    $  (5,820)   $ 18,612     $     --     $ 23,693
                                                                      ========    =========    ========     ========     ========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In thousands)

                                                                                     Year Ended October 31, 1999
                                                                                     ---------------------------
                                                                                              Subsidiary
                                                                               Subsidiary        Non-
                                                                  Parent       Guarantors     Guarantors  Eliminations  Consolidated
                                                                  ------       ----------     ----------  ------------  ------------
Revenues ....................................................   $        --    $ 1,268,925    $ 154,211    $    (4,614)   $1,418,522
                                                                -----------    -----------    ---------    -----------    ----------
Expenses:
    Direct operating ........................................            --        765,527       93,607         (4,614)      854,520
    Indirect, general and administrative ....................        14,541        388,765       59,826             --       463,132
    Interest expense, net ...................................        34,069             --          520             --        34,589
                                                                -----------    -----------    ---------    -----------    ----------
                                                                     48,610      1,154,292      153,953         (4,614)    1,352,241
                                                                -----------    -----------    ---------    -----------    ----------
Income (loss) before taxes ..................................       (48,610)       114,633          258             --        66,281
Income tax expense ..........................................        29,130              8          562             --        29,700
                                                                -----------    -----------    ---------    -----------    ----------
Net income (loss) ...........................................       (77,740)       114,625         (304)            --        36,581
Preferred stock dividend ....................................         3,333             --           --             --         3,333
                                                                -----------    -----------    ---------    -----------    ----------
Net income (loss) available for common stockholders
                                                                    (81,073)       114,625         (304)            --        33,248
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments ................            --             --          197             --           197
                                                                -----------    -----------    ---------    -----------    ----------
Comprehensive income (loss) .................................   $   (81,073)   $   114,625    $    (107)   $        --    $   33,445
                                                                ===========    ===========    =========    ===========    ==========

                                 URS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                        Year Ended October 31, 1999
                                                                                        ---------------------------
                                                                                                Subsidiary
                                                                                   Subsidiary      Non-
                                                                        Parent     Guarantors   Guarantors Eliminations Consolidated
                                                                        ------     ----------   ---------- ------------ ------------
Cash flows from operating activities:
    Net income (loss) ...............................................  $ (77,740)   $ 114,625    $   (304)   $     --     $  36,581
                                                                       ---------    ---------    --------    --------     ---------
Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Depreciation and amortization ...................................      7,075       23,162       1,940          --        32,177
    Amortization of financing fees ..................................      1,587           --          --          --         1,587
    Receivable allowances ...........................................         --         (234)        (51)         --          (285)
    Stock compensation ..............................................      1,726           --          --          --         1,726
Changes in current assets and liabilities:
   Accounts receivable and costs and accrued earnings in
     excess of billings on contracts in process .....................         --      (56,055)    (30,211)         --       (86,266)
   Prepaid expenses and other assets ................................     (3,376)         403       1,236          --        (1,737)
   Accounts payable, accrued salaries and wages and accrued
     expenses .......................................................     63,181      (67,679)     38,084     (48,801)      (15,215)
   Billings in excess of costs and accrued earnings on
     contracts in process ...........................................         --       30,044       3,263          --        33,307
   Deferrals and other, net .........................................    (10,033)     (30,015)     (1,875)     48,801         6,878
                                                                       ---------    ---------    --------    --------     ---------
            Total adjustments .......................................     60,160     (100,374)     12,386          --       (27,828)
                                                                       ---------    ---------    --------    --------     ---------
   Net cash (used) provided by operating activities .................    (17,580)      14,251      12,082          --         8,753
                                                                       ---------    ---------    --------    --------     ---------
Cash flows from investing activities:
   Payment for business acquisition, net of cash acquired ...........   (316,167)          --          --          --      (316,167)
   Capital expenditures .............................................        (41)     (16,760)     (3,447)         --       (20,248)
                                                                       ---------    ---------    --------    --------     ---------
   Net cash (used) by investing activities ..........................   (316,208)     (16,760)     (3,447)         --      (336,415)
                                                                       ---------    ---------    --------    --------     ---------
Cash flows from financing activities:
   Payments on merger fees ..........................................    (18,738)          --          --          --       (18,738)
   Proceeds from issuance of debt ...................................    817,162       24,335      13,242          --       854,739
   Principal payments on long-term debt, bank borrowings and
     capital lease obligations ......................................   (578,904)     (11,336)     (2,982)         --      (593,222)
   Proceeds from sale of common shares and exercise of stock
     options ........................................................      7,138           --          --          --         7,138
   Proceeds from issuance of preferred stock ........................    100,000           --          --          --       100,000
   Payments on financing fees .......................................    (11,597)          --          --          --       (11,597)
   Payments on financing fees related to issuance of preferred
     stock ..........................................................     (1,500)          --          --          --        (1,500)
                                                                       ---------    ---------    --------    --------     ---------
   Net cash provided by financing activities ........................    313,561       12,999      10,260          --       336,820
                                                                       ---------    ---------    --------    --------     ---------
Net (decrease) increase in cash .....................................    (20,227)      10,490      18,895          --         9,158
Cash and cash equivalents at beginning of year ......................     26,949        6,538       3,042          --        36,529
                                                                       ---------    ---------    --------    --------     ---------
Cash and cash equivalents at end of year ............................  $   6,722    $  17,028    $ 21,937    $     --     $  45,687
                                                                       =========    =========    ========    ========     =========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

Incorporated by reference from the information under the captions "Election of Directors" and "Compliance with Section 16(a) of Securities Exchange Act" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 26, 2002 and from Item 4A--"Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information under the caption "Executive Compensation" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 26, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 26, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Item 8, Consolidated Financial Statements and Supplementary Data, Note 6, Related Party Transactions and Note 11, Preferred Stock.

                                     PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Accountants

Consolidated Balance Sheets as at October 31, 2001 and October 31, 2000

Consolidated Statements of Operations for the fiscal years ended October 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended October 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a)(2)   Exhibits

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

10.1* 1991 Stock Incentive Plan of URS Corporation, as amended effective December 17, 1996, filed as Appendix A to our definitive proxy statement for the 1997 Annual Meeting of Stockholders, filed with the SEC on February 13, 1997, and incorporated herein by reference.

10.2* Employee Stock Purchase Plan of URS Corporation, as amended effective October 12, 1999, filed as Exhibit A to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.3* 1999 Equity Incentive Plan of URS Corporation, effective October 12, 1999, filed as Exhibit B to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.4* Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996, filed as Exhibit 10.5 to our 1996 Form 10-K filed with the SEC on January 14, 1997, and incorporated herein by reference.

10.5* Selected Executive Deferred Compensation Plan of URS Corporation, filed as Exhibit 10.3 to the 1990 Form S-1, and incorporated herein by reference.

10.6* 1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Shareholders, filed with the SEC on February 17, 1999, and incorporated herein by reference.

10.7*     Non-Executive Directors Stock Grant Plan, as amended, filed as Exhibit
          10.1 to the Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

10.8* Contingent Restricted Stock Award Agreement dated as of December 16, 1997, between URS Corporation and Martin M. Koffel, filed as Exhibit
          10.12 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (the "1998 Form 10-K"), filed with the SEC on January 29, 1999, and incorporated herein by reference.

10.9* Contingent Restricted Stock Award Agreement dated as of December 16, 1997, between URS Corporation and Kent P. Ainsworth, filed as Exhibit
          10.13 to our 1998 Form 10-K filed with the SEC on January 29, 1999, and incorporated herein by reference.

10.10* Employment Agreement, dated December 16, 1991, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.13 to our 1991 Form 10-K and incorporated herein by reference.

10.11* Employment Agreement, dated September 8, 2000, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.11 to our 2000 Form 10-K and incorporated herein by reference.

10.12* Employment Agreement, dated October 12, 2000, between URS Corporation and Irwin L. Rosenstein, filed as Exhibit 10.12 to our 2000 Form 10-K and incorporated herein by reference.

10.13* Employment Agreement, dated November 1, 1997, between Woodward-Clyde Group, Inc. and Jean-Yves Perez, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference.

10.14* Employment Agreement, dated as of September 8, 2000, between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to our 1999 Form 10-K and incorporated herein by reference.

10.15* Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation and Martin M. Koffel filed as Exhibit 10.21 to our 1998 Form 10-K and incorporated herein by reference.

10.16* Form of Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation, URS Greiner Woodward-Clyde Consultants, Inc., or URS Greiner Woodward-Clyde, Inc. and each of Martin Tanzer, and Jean-Yves Perez filed as Exhibit 10.22 to our 1998 Form 10-K and incorporated herein by reference.

10.17* Employment Agreement, dated November 19, 1999, between URS Corporation and David C. Nelson, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 2000, and incorporated herein by reference.

10.18* Employment Agreement, dated December 17, 2001, between URS Corporation and Mark H. Perry. FILED HEREWITH.

10.19 Registration Rights Agreement, dated February 21, 1990, by and among URS Corporation, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to our 1990 Form S-1 and incorporated herein by reference.

10.20 Form of Indemnification Agreement filed as Exhibit 10.34 to URS Corporation's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference; dated as of May 1, 1992 between URS Corporation and each of Messrs. Ainsworth, Blum, Koffel, Madden, Praeger, Rosenstein and Walsh; dated as of March 22, 1994 between URS Corporation and each of Admiral Foley and Mr. Der Marderosian; and dated as of August 5, 1999 between URS Corporation and Marie L. Knowles; dated as of January 20, 1997 between URS Corporation and Mr. Masters; and dated as of November 17, 1997 between URS Corporation and Mr. Perez.

10.21 Agreement and Plan of Merger dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to URS Corporation's Current Report on Form 8-K filed on August 21, 1997 and incorporated herein by reference.

10.22 Credit Agreement, dated as of November 14, 1997, between URS Corporation, the Financial Institutions listed therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 2.2 to URS Corporation's Current Report on Form 8-K filed on November 26, 1997, and incorporated herein by reference.

10.23* URS Corporation Supplemental Executive Retirement Agreement, dated as of July 13, 1999, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.24* URS Corporation 1991 Stock Incentive Plan Nonstatutory Stock Option Agreement, dated as of March 23, 1999, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.25* Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Martin M. Koffel. Filed as Exhibit 10.24 to our Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K"), and incorporated herein by reference.

10.26* Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Kent P. Ainsworth. Filed as Exhibit 10.25 to our 1999 Form 10-K and incorporated herein by reference.

10.27* Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Joseph Masters. Filed as Exhibit 10.26 to our 1999 Form 10-K and incorporated herein by reference.

10.28* URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of April 25, 2001, between Martin M. Koffel and URS Corporation. Filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.29* Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, by and between each of Martin M. Koffel, Kent P. Ainsworth, Joseph Masters and Irwin L. Rosenstein and URS Corporation, reflecting grants dated as of April 25, 2001. Filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

21.1      Subsidiaries of URS Corporation. FILED HEREWITH.

23.1      Consent of PricewaterhouseCoopers LLP. FILED HEREWITH.

24.1 Powers of Attorney of URS Corporation's directors and officers. FILED HEREWITH.

          *Represents a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. We filed the following reports on Form 8-K during the quarter ended October 31, 2001:

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        URS Corporation
                                        (Registrant)


                                        By /s/ Kent P. Ainsworth
                                          --------------------------------------
                                           Kent P. Ainsworth
                                           Executive Vice President and
                                           Chief Financial Officer
                                           Dated: January 16, 2002

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

            Signature                                      Title                                  Date
            ---------                                      -----                                  ----
       /s/ MARTIN M. KOFFEL                     Chairman of the Board of Directors           January 16, 2002
----------------------------------              and Chief Executive Officer
        (Martin M. Koffel)


      /s/ KENT P. AINSWORTH                     Executive Vice President, Chief              January 16, 2002
----------------------------------              Financial Officer, Principal Accounting
       (Kent P. Ainsworth)                      Officer and Secretary



     /s/ IRWIN L. ROSENSTEIN*                   Director                                     January 16, 2002
----------------------------------
      (Irwin L. Rosenstein)


       /s/ RICHARD C. BLUM*                     Director                                     January 16, 2002
----------------------------------
        (Richard C. Blum)


     /s/ RICHARD Q. PRAEGER*                    Director                                     January 16, 2002
----------------------------------
       (Richard Q. Praeger)


      /s/ WILLIAM D. WALSH*                     Director                                     January 16, 2002
----------------------------------
        (William D. Walsh)


      /s/ RICHARD B. MADDEN*                    Director                                     January 16, 2002
----------------------------------
       (Richard B. Madden)


    /s/ ARMEN DER MARDEROSIAN*                  Director                                     January 16, 2002
----------------------------------
     (Armen Der Marderosian)

               Signature                                   Title                                 Date
               ---------                                   -----                                  ----

   /s/ ADM. S. ROBERT FOLEY, JR.,
            USN (RET)*                          Director                                     January 16, 2002
--------------------------------------
 (Adm. S. Robert Foley, Jr., USN (Ret.))


         /s/ JEAN YVES PEREZ*                   Director                                     January 16, 2002
--------------------------------------
          (Jean Yves Perez)


        /s/ MARIE L. KNOWLES*                   Director                                     January 16, 2002
--------------------------------------
          (Marie L. Knowles)


        *By /s/ Kent P. Ainsworth
--------------------------------------
 (Kent P. Ainsworth, Attorney-in-fact)