Form 10-Q
period 2002-01-31
URS CORP /NEW/
filed 2002-03-14
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________ to __________________

Commission file number 1-7567

URS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-1381538
(State or other jurisdiction Identification No.)	(I.R.S. Employer of incorporation)

100 California Street, Suite 500 San Francisco, California (Address of principal executive offices)	94111-4529 (Zip Code)

(415) 774-2700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2002

Common Stock, $.01 par value	18,726,221

URS CORPORATION AND SUBSIDIARIES

     This Form 10-Q for the quarter ended January 31, 2002, contains forward-looking statements, including statements about the continued strength of our business and opportunities for future growth. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: our highly leveraged position; our ability to service our debt; our ability to pursue business strategies; our continued dependence on federal, state and local appropriations for infrastructure spending; pricing pressures; changes in the regulatory environment; outcomes of pending and future litigation; our ability to attract and retain qualified professionals; industry competition; changes in international trade, monetary and fiscal policies; our ability to integrate future acquisitions successfully; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in our Annual Report on Form 10-K for the year ended October 31, 2001, and other reports subsequently filed from time to time with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31, 2002	October 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,567	$23,398
Accounts receivable	485,263	484,107
Costs and accrued earnings in excess of billings on contracts in process	264,084	289,644
Less receivable allowances	(29,870)	(28,572)

Net accounts receivable	719,477	745,179

Deferred income taxes	9,996	10,296
Prepaid expenses and other assets	23,214	24,769

Total current assets	774,254	803,642
Property and equipment, net	128,805	106,997
Goodwill, net	500,440	500,286
Other assets	43,171	52,451

	$1,446,670	$1,463,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$58,620	$54,425
Accounts payable	115,436	135,066
Accrued salaries and wages	54,974	69,982
Accrued expenses and other	24,543	21,232
Billings in excess of costs and accrued earnings on contracts in process	93,824	95,520

Total current liabilities	347,397	376,225
Long-term debt	570,548	576,704
Deferred income taxes	35,576	34,700
Deferred compensation and other	33,001	33,146

Total liabilities	986,522	1,020,775

Commitments and contingencies (Note 4)
Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00; authorized 150 shares; issued 56 and 55, respectively; liquidation preference $122,501 and $120,099, respectively	122,501	120,099

Stockholders’ equity:
Common shares, par value $.01; authorized 50,000 shares; issued 18,560 and 18,198 shares, respectively	185	182
Treasury stock	(287)	(287)
Additional paid-in capital	162,521	155,273
Other comprehensive loss	(6,940)	(3,962)
Retained earnings	182,168	171,296

Total stockholders’ equity	337,647	322,502

	$1,446,670	$1,463,376

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended
	January 31,

	2002	2001

	(unaudited)
Revenues	$542,998	$515,624

Expenses:
Direct operating	330,816	305,533
Indirect, general and administrative	176,846	175,518
Interest expense, net	12,616	17,618

	520,278	498,669

Income before taxes	22,720	16,955
Income tax expense	9,430	7,500

Net income	13,290	9,455
Preferred stock dividend	2,418	2,214

Net income available for common stockholders	10,872	7,241
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,978)	121

Comprehensive income	$7,894	$7,362

Net income per common share:
Basic	$.60	$.43

Diluted	$.52	$.42

Weighted average shares outstanding:
Basic	18,264	16,889

Diluted	25,570	22,673

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	January 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$13,290	$9,455

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,403	9,919
Amortization of financing fees	921	898
Receivable allowances	1,298	(3,308)
Stock compensation	518	365
Effect of changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	24,404	8,106
Income taxes recoverable	—	8,071
Prepaid expenses and other assets	793	(6,666)
Accounts payable, accrued salaries and wages and accrued expenses	(31,343)	(44,153)
Billings in excess of costs and accrued earnings on contracts in process	(1,696)	6,448
Deferred income taxes	1,176	(582)
Deferred compensation and other	(145)	(173)
Other, net	6,148	(1,814)

Total adjustments	9,477	(22,889)

Net cash provided (used) by operating activities	22,767	(13,434)

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases of $11,542 and $3,386, respectively	(17,669)	(2,297)

Net cash used by investing activities	(17,669)	(2,297)

Cash flows from financing activities:
Principal payments on long-term debt	(9,209)	—
Borrowings under the line of credit	9,880	5,000
Repayments on the line of credit	(9,880)	—
Repayments on capital lease obligations	(3,384)	(2,180)
Borrowings under short-term notes	—	75
Repayments on short-term notes	(1,069)	(2,129)
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	6,733	641

Net cash (used) provided by financing activities	(6,929)	1,407

Net decrease in cash	(1,831)	(14,324)
Cash and cash equivalents at beginning of period	23,398	23,693

Cash and cash equivalents at end of period	$21,567	$9,369

Supplemental Information:
Interest paid	$6,124	$22,978

Taxes paid	$8,405	$3,137

Equipment acquired subject to capital lease obligations	$11,542	$3,386

Non-cash dividends paid in-kind	$2,402	$1,581

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTE 1. Accounting Policies

OVERVIEW

     In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the interim financial information.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the operating results for the full year.

Income Per Common Share

     Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and conversion of preferred stock. Diluted income per share is computed by dividing net income available to common stockholders plus the preferred stock dividend by the weighted-average common shares and dilutive potential common shares that were outstanding during the period.

     In accordance with the disclosure requirement of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three months ended
	January 31

	2002	2001

	(In thousands, except
	per share date)
Numerator—Basic
Net income available for common stockholders	$10,872	$7,241

Denominator—Basic
Weighted-average common stock outstanding	18,264	16,889

Basic income per share	$.60	$.43

Numerator—Diluted
Net income available for common stockholders	$10,872	$7,241
Preferred stock dividend	2,418	2,214

Net income	$13,290	$9,455

Denominator—Diluted
Weighted-average common stock outstanding	18,264	16,889
Effect of dilutive securities:
Stock options	1,732	638
Convertible preferred stock	5,574	5,146

	25,570	22,673

Diluted income per share	$.52	$.42

Derivative Financial Instruments

     The Company is exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. The Company has entered into interest rate derivatives to protect against the risk. At January 31, 2002, the only derivative instrument held by the Company was an interest rate cap agreement relating to $199.3 million of the Company’s LIBOR bank term loan borrowings. From an economic standpoint, the cap agreement provides the Company with protection against LIBOR interest rate increases above 7%. For accounting purposes, the Company has elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted on

November 1, 2000, changes in the fair market value of the cap agreement are included in indirect, general and administrative expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at January 31, 2002 was zero.

Adoption of Statements of Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity’s balance sheet at the beginning of that fiscal year. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on November 1, 2001 and ceased to amortize goodwill on that date.

     As part of the adoption of SFAS 142, the Company completed the initial impairment tests during the first quarter of fiscal year 2002, and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, the Company’s estimated fiscal year 2002 effective tax rate has been reduced to approximately 41.5%. If amortization expense related to goodwill that is no longer amortized had been excluded from operating expenses for the quarter ended January 31, 2001, and if the effective tax rate had been 44.5%, diluted earnings per share for the three months ended January 31, 2001 would have increased by $0.09.

     The Company regularly evaluates whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, the Company calculates its estimated fair value using the closing sales price of its common stock as of the date it performs the impairment tests. The Company has two reporting units - domestic and international. A portion of the total fair value is allocated to the international reporting unit based on discounted cash flows. The resulting fair values by reporting unit are then compared to their respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, the Company would measure the amount of impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of the reporting unit's goodwill exceeds its implied fair value, a goodwill impairment loss would be recognized. This impairment test will be performed annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company believes the methodology it uses in testing impairment of goodwill provides a reasonable basis in determining whether an impairment charge should be taken.

     The Company has recorded goodwill in the domestic segment, which includes the parent company. The changes in the carrying amount of goodwill as of October 31, 2001 and January 31, 2002 were as follows:

		Accumulated	Net
	Goodwill	Amortization	Goodwill

		(In thousands)
Balance at October 31, 2000	$553,806	$(39,195)	$514,611
Contingent purchase price related to prior acquisitions	1,436	—	1,436
Goodwill amortization	—	(15,617)	(15,617)
Goodwill written off due to sale of subsidiary	(152)	8	(144)

Balance at October 31, 2001	555,090	(54,804)	500,286
Contingent purchase price related to prior acquisitions	154	—	154

Balance at January 31, 2002	$555,244	$(54,804)	$500,440

     The following table reflects the adjusted net income and net income per share as if SFAS 142 had been effective as of November 1, 2000:

	Three months ended
	January 31

	2002	2001

	(In thousands, except
	per share data)
Net Income
Reported net income	$13,290	$9,455
Add: goodwill amortization, net of tax	—	2,162

Adjusted net income	$13,290	$11,617

Basic income per share
Reported net income	$.60	$.43
Goodwill amortization	—	.13

Adjusted net income	$.60	$.56

Diluted income per share
Reported net income	$.52	$.42
Goodwill amortization	—	.09

Adjusted net income	$.52	$.51

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to resolve significant implementation issues related to SFAS 121. The Company intends to adopt SFAS 144 on November 1, 2002. SFAS 144 is not expected to significantly impact the assessment of impairment of long-lived assets by the Company, other than the fact that SFAS 144 removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. As indicated above, assessment of impairment of goodwill is required in accordance with the provisions of SFAS 142, which the Company adopted on November 1, 2001.

Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation with no effect on consolidated net income, equity or cash flows as previously reported.

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	January 31,	October 31,
	2002	2001

	(In thousands)
Equipment	$96,298	$87,245
Capital leases	61,280	49,695
Furniture and fixtures	25,768	25,375
Leasehold improvements	20,877	20,248
Construction in progress	18,929	11,752

	223,152	194,315
Less: accumulated depreciation and amortization	(94,347)	(87,318)

Net property and equipment	$128,805	$106,997

     The Company capitalizes certain costs incurred in the development of software for internal use, including external direct material costs, external service costs, payroll and employee-related costs and interest costs incurred during the period of development.

NOTE 3. DEBT COVENANTS

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt; paying dividends or making distributions to the Company’s stockholders; making certain investments, including joint ventures; creating contingent obligations; incurring liability in a sales-leaseback transaction; incurring or assuming liens; exceeding limits on consolidated capital expenditures; repurchasing or retiring capital stock; making subordinated junior debt payments; and violating specified financial covenants. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $185.0 million and a maximum leverage ratio of 3.25 to 1.00 for the period ended January 31, 2002. Violation of any of the covenants could trigger default. The Company is required to submit quarterly compliance certification to the bank. As of January 31, 2002, the Company is fully compliant with these covenants.

NOTE 4. COMMITMENTS AND CONTINGENCIES

     Currently, the Company has limits of $125.0 million per loss and $125.0 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor’s pollution liability insurance. These programs each have a self-insured claim retention of $0.1 million, $1.0 million and $0.25 million, respectively. With respect to various claims of Dames and Moore Group (“D-M”), an engineering and construction services firm acquired in June 1999, that arose from professional errors and omissions prior to the acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, it will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. The Company intends to maintain these policies, but there can be no assurance that the Company can maintain existing coverages or that claims will not exceed the available amount of insurance. The Company believes that any settlement of these claims will not have a material adverse effect on its consolidated financial position and operations.

     On January 18, 2002, the Attorney General of the State of Michigan filed a civil action against Radian International, L.L.C. (“Radian”), a subsidiary of the Company, entitled Jennifer M. Granholm, Attorney General of the State of Michigan, and the Michigan Department of Environmental Quality v. Radian, L.L.C., (Ingham County Michigan Circuit Court). The complaint alleges violations by Radian of the Michigan Hazardous Waste Management Act and the Michigan Air Pollution Control Act and related regulations. The claimed violations arose out of an environmental remediation project undertaken by Radian in 1997 and 1998 (prior to the Company’s acquisition of Radian as part of the Dames and Moore acquisition in 1999) at the Midland, Michigan facility of Dow Chemical Co. during which minor amounts of pollutants may have been released into the air during maintenance of a hazardous waste incinerator. The complaint seeks payment of civil penalties, costs, attorney’s fees and other relief against Radian. The Michigan Attorney General’s office has offered to settle the matter for $1.2 million.

     Various other legal proceedings are pending against the Company or its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed the Company’s insurance coverage. Based on the Company’s previous experience with claims settlement and the nature of the pending legal proceedings, the Company does not believe that any of the legal proceedings are likely to result in a judgment against, or settlement by the Company, that would materially exceed its insurance coverage or have a material adverse effect on its consolidated financial position or operations.

NOTE 5. SEGMENT AND RELATED INFORMATION

     Management has organized the Company by geographic divisions. The divisions are Parent, Domestic and International. The Parent division comprises the Parent Company. The Domestic division comprises all offices located in the United States of America. The International division comprises all offices in the Americas (e.g., Canada, Mexico, Central and South America), in Europe and in Asia/Pacific (e.g., Australia, Indonesia, Singapore, New Zealand and the Philippines).

     Accounting policies for each of the reportable segments are the same as those of the Company. The Company provides services throughout the world. Services to other countries may be performed within the United States of America, and generally, revenues are classified within the geographic area where the services are performed.

     The following table shows summarized financial information (in thousands) on the Company’s reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries.

As of January 31, 2002:	Parent	Domestic	International	Eliminations	Total

Total accounts receivable	$—	$643,293	$76,184	$—	$719,477
Total assets	$661,705	$1,593,526	$114,205	$(922,766)	$1,446,670

As of October 31, 2001:	Parent	Domestic	International	Eliminations	Total

Total accounts receivable	$—	$667,009	$78,170	$—	$745,179
Total assets	$665,015	$1,574,865	$116,995	$(893,499)	$1,463,376

For the Three Months Ended
January 31, 2002:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$495,040	$50,035	$(2,077)	$542,998
Segment operating income (loss)	$(5,984)	$41,094	$226	$—	$35,336

For the Three Months Ended
January 31, 2001:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$466,430	$50,556	$(1,362)	$515,624
Segment operating income (loss)	$(4,572)	$37,712	$1,433	$—	$34,573

     Operating income is defined as income before income taxes and net interest expense.

NOTE 6. SUPPLEMENTAL GUARANTOR INFORMATION

     In June 1999, the Company completed a private placement of $200.0 million principal amount of its 12 1/4% Senior Subordinated Exchange Notes due in the year 2009, which were exchanged in August 1999 for 12 1/4% Senior Subordinated Notes (the “Notes”) due in the year 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s wholly owned subsidiaries. Substantially all of the Company’s income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company’s debt service obligations are provided mainly by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company’s subsidiaries, could limit the Company’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes.

     The following information sets forth the condensed consolidating balance sheets of the Company as of January 31, 2002 and October 31, 2001, the condensed consolidating statements of operations for the three months ended January 31, 2002 and 2001, and the condensed consolidating statements of cash flows for the three months ended January 31, 2002 and 2001. Entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(Unaudited)

	January 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$279	$10,961	$10,327	$—	$21,567
Accounts receivable, net	—	643,293	76,184	—	719,477
Prepaid expenses and other assets	14,510	16,783	1,917	—	33,210

Total current assets	14,789	671,037	88,428	—	774,254
Property and equipment, net	1,520	117,464	9,821	—	128,805
Goodwill, net	385,897	114,543	—	—	500,440
Investment in unconsolidated subsidiaries	247,643	659,881	15,242	(922,766)	—
Other assets	11,856	30,601	714	—	43,171

	$661,705	$1,593,526	$114,205	$(922,766)	$1,446,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,697	$13,194	$2,729	$—	$58,620
Accounts payable	2,709	100,335	12,392	—	115,436
Inter-company payable	(4,936)	(42,498)	48,580	(1,146)	—
Accrued expenses and other	1,412	63,922	14,183	—	79,517
Billings in excess of costs and accrued earnings on contracts in process	—	82,278	11,546	—	93,824

Total current liabilities	41,882	217,231	89,430	(1,146)	347,397
Long-term debt	536,010	34,079	459	—	570,548
Other	41,491	26,613	473	—	68,577

Total liabilities	619,383	277,923	90,362	(1,146)	986,522

Mandatorily redeemable Series B exchangeable convertible preferred stock	122,501	—	—	—	122,501
Total stockholders’ equity	(80,179)	1,315,603	23,843	(921,620)	337,647

	$661,705	$1,593,526	$114,205	$(922,766)	$1,446,670

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$495,040	$50,035	$(2,077)	$542,998

Expenses:
Direct operating	—	306,666	26,227	(2,077)	330,816
Indirect, general and administrative	5,984	147,280	23,582	—	176,846
Interest expense, net	12,088	409	119	—	12,616

	18,072	454,355	49,928	(2,077)	520,278

Income (loss) before taxes	(18,072)	40,685	107	—	22,720
Income tax expense	9,109	56	265	—	9,430

Net income (loss)	(27,181)	40,629	(158)	—	13,290
Preferred stock dividend	2,418	—	—	—	2,418

Net income (loss) available for common stockholders	(29,599)	40,629	(158)	—	10,872
Other comprehensive income (loss)	—	—	(2,978)	—	(2,978)

Comprehensive income (loss)	$(29,599)	$40,629	$(3,136)	$—	$7,894

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(27,181)	$40,629	$(158)	$—	$13,290

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	55	6,661	687	—	7,403
Amortization of financing fees	921	—	—	—	921
Receivable allowances	—	(551)	1,849	—	1,298
Stock compensation	518	—	—	—	518
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	24,267	137	—	24,404
Prepaid expenses and other assets	1,043	633	(883)	—	793
Accounts payable, accrued salaries and wages and accrued expenses	24,057	(56,140)	(2,393)	3,133	(31,343)
Billings in excess of costs and accrued earnings on contracts in process	—	(2,133)	437	—	(1,696)
Deferrals and other, net	2,389	7,962	(39)	(3,133)	7,179

Total adjustments	28,983	(19,301)	(205)	—	9,477

Net cash provided (used) by operating activities	1,802	21,328	(363)	—	22,767

Cash flows from investing activities:
Capital expenditures	(755)	(16,390)	(524)	—	(17,669)

Net cash used by investing activities	(755)	(16,390)	(524)	—	(17,669)

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings and capital lease obligations	(9,200)	(3,348)	(1,114)	—	(13,662)
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	6,733	—	—	—	6,733

Net cash used by financing activities	(2,467)	(3,348)	(1,114)	—	(6,929)

Net increase (decrease) in cash	(1,420)	1,590	(2,001)	—	(1,831)
Cash and cash equivalents at beginning of period	1,699	9,371	12,328	—	23,398

Cash and cash equivalents at end of period	$279	$10,961	$10,327	$—	$21,567

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	October 31, 2001

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,699	$9,371	$12,328	$—	$23,398
Accounts receivable, net	—	667,009	78,170	—	745,179
Prepaid expenses and other assets	16,615	17,416	1,034	—	35,065

Total current assets	18,314	693,796	91,532	—	803,642
Property and equipment, net	820	96,193	9,984	—	106,997
Goodwill, net	385,749	114,537	—	—	500,286
Investment in unconsolidated subsidiaries	247,643	631,103	14,753	(893,499)	—
Other assets	12,489	39,236	726	—	52,451

	$665,015	$1,574,865	$116,995	$(893,499)	$1,463,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,794	$10,803	$3,828	$—	$54,425
Accounts payable	1,012	120,414	13,640	—	135,066
Inter-company payable	(32,720)	(13,341)	47,130	(1,069)	—
Accrued expenses and other	6,672	68,945	15,597	—	91,214
Billings in excess of costs and accrued earnings on contracts in process	—	84,411	11,109	—	95,520

Total current liabilities	14,758	271,232	91,304	(1,069)	376,225
Long-term debt	547,954	28,276	474	—	576,704
Other	40,035	27,286	525	—	67,846

Total liabilities	602,747	326,794	92,303	(1,069)	1,020,775
Mandatorily redeemable Series B exchangeable convertible preferred stock	120,099	—	—	—	120,099
Total stockholders’ equity	(57,831)	1,248,071	24,692	(892,430)	322,502

	$665,015	$1,574,865	$116,995	$(893,499)	$1,463,376

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2001

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$466,430	$50,556	$(1,362)	$515,624

Expenses:
Direct operating	—	276,826	30,069	(1,362)	305,533
Indirect, general and administrative	4,572	151,892	19,054	—	175,518
Interest expense, net	17,131	258	229	—	17,618

	21,703	428,976	49,352	(1,362)	498,669

Income (loss) before taxes	(21,703)	37,454	1,204	—	16,955
Income tax expense	7,291	131	78	—	7,500

Net income (loss)	(28,994)	37,323	1,126	—	9,455
Preferred stock dividend	2,214	—	—	—	2,214

Net income (loss) available for common stockholders	(31,208)	37,323	1,126	—	7,241
Other comprehensive income (loss)	—	—	121	—	121

Comprehensive income (loss)	$(31,208)	$37,323	$1,247	$—	$7,362

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2001

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(28,994)	$37,323	$1,126	$—	$9,455

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,616	6,597	706	—	9,919
Amortization of financing fees	898	—	—	—	898
Receivable allowances	—	(3,579)	271	—	(3,308)
Stock compensation	365	—	—	—	365
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	16,862	(8,756)	—	8,106
Prepaid expenses and other assets	6,575	(4,468)	(702)	—	1,405
Accounts payable, accrued salaries and wages and accrued expenses	(17,388)	(27,183)	4,747	(4,329)	(44,153)
Billings in excess of costs and accrued earnings on contracts in process	—	6,241	207	—	6,448
Deferrals and other, net	10,108	(17,816)	810	4,329	(2,569)

Total adjustments	3,174	(23,346)	(2,717)	—	(22,889)

Net cash (used) provided by operating activities	(25,820)	13,977	(1,591)	—	(13,434)

Cash flows from investing activities:
Capital expenditures	(166)	(1,585)	(546)	—	(2,297)

Net cash used by investing activities	(166)	(1,585)	(546)	—	(2,297)

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings, and capital lease obligations	5,000	(2,497)	(1,737)	—	766
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	641	—	—	—	641

Net cash provided (used) by financing activities	5,641	(2,497)	(1,737)	—	1,407

Net increase (decrease) in cash	(20,345)	9,895	(3,874)	—	(14,324)
Cash and cash equivalents at beginning of period	10,901	(5,820)	18,612	—	23,693

Cash and cash equivalents at end of period	$(9,444)	$4,075	$14,738	$—	$9,369

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We report the results of our operations on a fiscal year, which ends on October 31. This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2001, which was previously filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves exercise of judgment and use of assumptions as to future uncertainties; as a result, actual results could differ from these estimates.

     In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended October 31, 2001.

Revenue Recognition

     We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. Currently, approximately one-third of our revenues is recognized under each of the contract types. We currently have approximately 4,000 active jobs, none of which represents more than 1% of our total revenues for the quarter. If estimated total costs on any contract indicate a loss, the entire estimated loss is charged to operations in the period the loss first becomes known.

     Cost-Plus Contracts. Under cost-plus contracts, we charge clients negotiated rates based on direct and indirect costs. Labor costs and subcontractor services are the principal components of our direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts subject to such regulations. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment and recognize revenues based on the total actual number of labor hours expended and total costs incurred. If the total actual number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment for such overage. Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

     Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, we make no revenue adjustments if we over-estimate or under-estimate the costs required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent that costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on the project if the costs exceed the estimates. Revenues on fixed-price contracts are recognized using the percentage-of-completion method and include a proportion of the earnings expected to be realized on a contract in the ratio that costs incurred bear to total estimated costs. The percentage-of -completion is calculated on a contract by contract basis to arrive at the total estimated revenues recognized under fixed-price contracts.

     Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for the actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates. Revenues under these contracts are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures incurred on the projects.

Goodwill

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity’s balance sheet at the beginning of that fiscal year. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We adopted SFAS 142 on November 1, 2001 and ceased to amortize goodwill on that date.

     As part of our adoption of SFAS 142, we completed the initial impairment tests during the first quarter of fiscal year 2002, and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, our estimated fiscal year 2002 effective tax rate has been reduced to approximately 41.5%. If amortization expense related to goodwill that is no longer amortized had been excluded from the quarter ended January 31, 2001 operating expenses and if the effective tax rate had been 44.5%, diluted earnings per share for the three months ended January 31, 2001 would have increased by $0.09.

     We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment on goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the Company using the closing sales price of our common stock as of the date we perform the impairment tests. We have two reporting units – domestic and international. A portion of the total fair value is allocated to the international reporting unit based on discounted cash flows. The resulting fair values by reporting unit are then compared to their respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we would measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a goodwill impairment loss would be recognized. This impairment test will be performed annually and whenever facts and circumstances indicate that there is a possible impairment on goodwill. We believe the methodology we use in testing impairment of goodwill provides us a reasonable basis in determining whether an impairment charge should be taken.

Allowance for Uncollectible Accounts Receivable

     Our accounts receivable and accrued earnings in excess of billings on contracts in process are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of our clients. Management regularly evaluates the adequacy of the allowance for uncollectible amounts by taking into consideration factors such as the type of customer — governmental agencies or private sector client; trends in actual and forecasted credit quality, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay. The use of different estimates or assumptions could produce different provisions for uncollectible accounts receivable.

RESULTS OF OPERATIONS

First quarter ended January 31, 2002 vs. January 31, 2001

     Consolidated

     Our revenues were $543.0 million for the quarter ended January 31, 2002, an increase of $27.4 million, or 5.3%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

     Direct operating expenses for the quarter ended January 31, 2002, which consist of direct labor and other direct expenses, including subcontractor costs, increased $25.3 million, an increase of 8.3% over the amount reported for the same period last year, primarily as a result of an increase in the use of subcontractors. Indirect, general and administrative expenses (“IG&A”) for the quarter ended January 31, 2002 increased $1.3 million, or 0.8%, from the amount reported for the same period last year due to an increase in indirect labor, benefits and rental expense, which was partially offset by the decrease in amortization expense of $3.9 million as a result of implementing SFAS 142. Net interest expense for the quarter ended January 31, 2002 decreased $5.0 million due to repayments of our long-term debt and decrease in interest rates.

     Our earnings before income taxes were $22.7 million for the first quarter ended January 31, 2002, compared to $17.0 million for the same period last year. Our effective income tax rates for the quarters ended January 31, 2002 and 2001 were approximately 41.5% and 44%, respectively. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142, which removed certain differences between book and tax income.

     We reported net income of $13.3 million, or $0.52 per share, on a diluted basis for the first quarter ended January 31, 2002, compared with $9.5 million, or $0.42 per share on a diluted basis, for the same period last year.

     Our backlog of signed and funded contracts was $1,722.9 million at January 31, 2002, as compared with $1,684.1 million at October 31, 2001.

     Domestic Segment Including Parent Company

     Revenues for the domestic segment were $495.0 million for the quarter ended January 31, 2002, an increase of $28.6 million or 6.1%, over the amount reported for the same period last year. The increase was due to increased demand for our services.

     Domestic direct operating expenses for the quarter ended January 31, 2002 increased $29.8 million, a 10.8% increase over the amount reported for the same period last year, as a result of increases in the use of subcontractors. Indirect, general and administrative expenses for the quarter ended January 31, 2002 decreased $3.2 million, or 2.0%, from the amount reported for the same period last year, due to a decrease in amortization expense of $3.9 million as a result of implementing SFAS 142, which was partially offset by an increase in indirect labor, benefits and rental expense during the quarter. Interest expense decreased $4.9 million due to repayments of our long-term debt and a decrease in interest rates.

     International Segment

     Revenues for the international segment were $50.0 million for the quarter ended January 31, 2002, a decrease of $0.5 million, or 1.0%, from the amount reported for the same period last year. The decrease was mainly due to decreases in foreign currency exchange rates versus the U.S. dollar.

     Foreign direct operating expenses for the quarter ended January 31, 2002 decreased $3.8 million, a 12.8% decrease from the amount reported for the same period last year, primarily due to the decrease in foreign currency exchange rates versus the U.S. dollar as well as decreases in the use of subcontractors and in pass-through expenses. Indirect, general and administrative expenses for the quarter ended January 31, 2002 increased $4.5 million, or 23.8%, from the amount reported for the same period last year, primarily due to an increase in indirect labor, benefits and rental expense. Foreign net interest expense for the quarter ended January 31, 2002 decreased $0.1 million.

Liquidity and Capital Resources

     At January 31, 2002, we had working capital of $426.9 million, a decrease of $0.6 million from October 31, 2001.

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

     Our cash and cash equivalents amounted to $21.6 million at January 31, 2002, a decrease of $1.8 million from October 31, 2001. During the three months ended January 31, 2002, we generated $22.8 million from operations and $6.7 million of proceeds from sales of common stock and exercises of stock options. We used $13.7 million to repay debt and $17.7 million for capital expenditures.

     During the first quarter ended January 31, 2002, we borrowed various amounts under our revolving line of credit that totaled in the aggregate $9.9 million; and we paid off the entire outstanding balance by the end of the quarter. Our primary sources of liquidity are cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that our existing financial resources, together with our planned cash flow from operations and existing credit facilities, will provide sufficient resources to fund our combined operations and capital expenditure needs for the foreseeable future.

     Collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts; however, current general economic conditions may impact our client base and as such, may impact their credit-worthiness and our ability to collect cash to meet our operating needs. In addition, we are in the process of designing, testing and installing a company-wide accounting and project management system. In the event we do not complete the project successfully, we may experience reduced cash flow due to an inability to issue invoices to our customers and collect cash in a timely manner.

     During the fiscal year ended October 31, 1999, we paid $376.2 million for the purchase of D-M. To fund this transaction and to refinance outstanding bank debt, we incurred new borrowings of $650.0 million from the establishment of a long-term senior collateralized credit facility with a syndicate of banks led by Wells Fargo Bank, N.A. (“the Bank”) and from the issuance of 12 1/4% Senior Subordinated Notes. In addition, we sold 46,083 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. for aggregate consideration of $100.0 million.

     Senior Collateralized Credit Facility. The senior collateralized credit facility was funded on June 9, 1999 (“Funding Date”), and provides for three term loan facilities in the aggregate amount of $450.0 million and a revolving credit facility in the amount of $100.0 million. The term loan facilities consist of Term Loan A, a $250.0 million tranche, Term Loan B, a $100.0 million tranche and Term Loan C, another $100.0 million tranche.

     Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of approximately $3.0 million per quarter for the subsequent three quarters. Commencing on October 31, 2000 and through June 9, 2005, annual principal payments under Term Loan A range from $25.0 million up to a maximum of $58.0 million, with Term Loan A expiring and the then-outstanding principal amount becoming due and repayable in full on June 9, 2005. Principal amounts under Term Loan B became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2005, with Term Loan B expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments beginning on October 31, 2005 and ending on June 9, 2006. Principal amounts under Term Loan C became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through July 31, 2006, with Term Loan C expiring and the then-outstanding principal amount becoming due and repayable in full in equal quarterly installments beginning on October 31, 2006 and ending on June 9, 2007. The revolving credit facility expires and is repayable in full on June 9, 2005.

     The term loans each bear interest at a rate per annum equal to, at our option, either the Base Rate or LIBOR, in each case plus an applicable margin. The revolving credit facility bears interest at a rate per annum equal to, at our option, any of the Base Rate, LIBOR or the Adjusted Sterling Rate, in each case plus an applicable margin. The applicable margin adjusts according to a performance-pricing grid based on our ratio of Consolidated Total Funded Debt to Consolidated Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”). The “Base Rate” is defined as the higher of the Bank’s Prime Rate and the Federal Funds Rate plus 0.50%. “LIBOR” is defined as the offered quotation by first class banks in the London interbank market to the Bank for dollar deposits, as adjusted for reserve requirements. The “Adjusted Sterling Rate” is defined as the rate per annum displayed by Reuters at which Sterling is offered to the Bank in the London interbank market as determined by the British Bankers’ Association. We may determine which interest rate options to use and which interest periods will apply for both the term loans and the revolving credit facility.

     At January 31, 2002, our revolving credit facility with the Bank provided for advances of up to $100.0 million. At January 31, 2002, we had outstanding letters of credit aggregating $31.7 million, which reduced the amount available to us under our revolving credit facility to $68.3 million.

     The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt; paying dividends or making distributions to our stockholders; making certain investments, including joint ventures; creating contingent obligations; incurring liability in a sales-leaseback transaction; incurring or assuming liens; exceeding limits on consolidated capital expenditures; repurchasing or retiring capital stock; making subordinated junior debt payments; and violating specified financial covenants. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $185.0 million and a maximum leverage ratio of 3.25 to 1.00 for the period ended January 31, 2002. Violation of any of the covenants could trigger default. We are required to submit quarterly compliance certification to the bank. As of January 31, 2002, we were fully compliant with these covenants.

     12 1/4% Senior Subordinated Notes. Our notes are due in 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of January 31, 2002, we owed $200.0 million on our notes.

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

     8 5/8% Senior Subordinated Debentures. Our 8 5/8% Debentures are due in 2004. Interest is payable semiannually in January and July. The 8 5/8% Debentures are subordinate to the senior collateralized credit facility. As of January 31, 2002, we owed approximately $6.5 million on the 8 5/8% Debentures.

     6 1/2% Convertible Subordinated Debentures. Our 6 1/2% Debentures are due in 2012 and are convertible into shares of common stock at the rate of $206.30 per share. Interest is payable semi-annually in February and August. Sinking fund payments calculated to retire 70% of the 6 1/2% Debentures prior to maturity began in February 1998. The 6 1/2% Debentures are subordinate to the senior collateralized credit facility. As of January 31, 2002, we owed approximately $1.8 million on the 6 1/2% Debentures.

     Mandatorily Redeemable Series B Exchangeable Convertible Preferred Stock. In June 1999, we issued 46,082.95 shares of our Series A Preferred Stock and 450,000 shares of our Series C Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100.0 million. The proceeds of this issuance were used in connection with the D-M acquisition. We paid a transaction fee of $1.5 million to RCBA Strategic Partners, L.P. in connection with this placement. In October 1999, we issued 46,083 shares of our Series B Exchangeable Convertible Preferred Stock (“Series B Stock”) to RCBA Strategic Partners, L.P. in exchange for the shares of Series A and Series C Preferred Stock.

     There are 3,000,000 shares of preferred stock authorized for issuance with a $1.00 par value. Of these 3,000,000 shares, 150,000 shares have been designated Series B Stock. At January 31, 2002 and October 31, 2001, we had 56,452 and 53,345 shares, respectively, of Series B Stock outstanding. The Series B Stock has a liquidation preference equal to its original purchase price plus certain formulaic adjustments calculated at the time of liquidation. The Series B Stock is senior to the common stock and has voting rights equal to that number of shares of common stock into which it can be converted. Cumulative dividends are payable in-kind in additional shares of Series B Stock each calendar quarter at a dividend rate of 8%. Each share of the Series B Stock may be converted into shares of common stock at the option of the holder at any time (approximately 5,645,000 and 5,335,000 shares in the aggregate as of January 31, 2002 and October 31, 2001, respectively). In addition, we will have the right, on or after June 9, 2002, to convert all, but not less than all, of the outstanding shares of Series B Stock into common stock if the price of our common stock on the relevant stock exchanges reaches certain levels for certain minimum periods of time.

In June 2011, we are obligated to redeem any outstanding shares of Series B Stock for cash. If we fail to repurchase all of the outstanding shares of Series B Stock, the dividend rate will increase to 12%, and three months after that the rate will increase to 15%.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. We have entered into interest rate derivatives to protect against this risk. At January 31, 2002, the only derivative instrument we held was an interest rate cap agreement relating to $199.3 million of our LIBOR bank term loan borrowings. From an economic standpoint, the cap agreement provided us with protection against LIBOR interest rate increases above 7%. For accounting purposes, we have elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which we adopted on November 1, 2000, changes in the fair market value of the cap agreement are included in other expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at January 31, 2002 was zero.

     Enterprise Resource Program (ERP). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems. The costs of implementing this project, including hardware, software licenses, consultants, internal staffing costs and training, are estimated to be approximately $50.0 million, to be incurred over the next two years. As of January 31, 2002, we incurred a total of approximately $29.0 million for this project. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our line of credit as alternative financing for expenditures to be incurred for this project.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our actual results:

Our substantial indebtedness could adversely affect our financial condition.

     We are a highly leveraged company. As of January 31, 2002, we had approximately $629.2 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we could be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy; and

•	a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness and would not be available for other purposes.

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

     Our senior collateralized credit facility and indenture relating to the notes restrict our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

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

     We derive approximately 60% of our revenues from local, state and federal government agencies. The demand for our services will be directly related to the level of government program funding that is allocated to rebuild and expand the nation’s infrastructure. We believe that the success and further development of our business depend upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure you that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources, or that we will continue to win government contracts.

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

     Federal laws, such as the Resource Conservation and Recovery Act of 1976, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”), and various state and local laws, strictly regulate the handling, removal, treatment and transportation of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. Moreover, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries or property damages. We handle, remove, treat and transport toxic or hazardous substances. Consequently, we may be exposed to claims for damages caused by environmental contamination.

     Federal and state laws, regulations, and programs related to environmental issues will generate, either directly or indirectly, much of our environmental business. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material effect on our business. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal year 2001 and for the first three months of fiscal year 2002, including further deferral of congressional reauthorization of CERCLA. The outlook for congressional action on CERCLA legislation in fiscal year 2002 remains unclear.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Footnote 3 of the Consolidated Financial Statements.

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

Dated March 14, 2002	URS CORPORATION

/s/ Kent Ainsworth

Kent P. Ainsworth Executive Vice President and Chief Financial Officer (Principal Accounting Officer)