Form 10-Q
period 2002-04-30
URS CORP /NEW/
filed 2002-06-12
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2002

Common Stock, $.01 par value	19,065,248

URS CORPORATION AND SUBSIDIARIES

      This Form 10-Q for the quarter ended April 30, 2002, contains forward-looking statements, including statements about the continued strength of our business and opportunities for future growth. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: our highly leveraged position; our ability to service our debt; our ability to pursue business strategies; our continued dependence on federal, state and local appropriations for infrastructure spending; pricing pressures; changes in the regulatory environment; outcomes of pending and future litigation; our ability to attract and retain qualified professionals; industry competition; changes in international trade, monetary and fiscal policies; our ability to integrate future acquisitions successfully; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in our Annual Report on Form 10-K for the year ended October 31, 2001, and other reports subsequently filed from time to time with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2002	October 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,077	$23,398
Accounts receivable	467,008	484,107
Costs and accrued earnings in excess of billings on contracts in process	259,599	289,644
Less receivable allowances	(30,091)	(28,572)

Net accounts receivable	696,516	745,179

Deferred income taxes	8,296	10,296
Prepaid expenses and other assets	24,411	24,769

Total current assets	754,300	803,642
Property and equipment, net	143,297	106,997
Goodwill, net	501,086	500,286
Other assets	42,118	52,451

	$1,440,801	$1,463,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60,456	$54,425
Accounts payable	105,029	135,066
Accrued salaries and wages	46,629	69,982
Accrued expenses and other	23,976	21,232
Billings in excess of costs and accrued earnings on contracts in process	86,568	95,520

Total current liabilities	322,658	376,225
Long-term debt	560,406	576,704
Deferred income taxes	40,514	34,700
Deferred compensation and other	33,676	33,146

Total liabilities	957,254	1,020,775

Commitments and contingencies (Note 4)
Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00; authorized 150 shares; issued 58 and 55, respectively; liquidation preference $124,951 and $120,099, respectively	124,951	120,099

Stockholders’ equity:
Common shares, par value $.01; authorized 50,000 shares; issued 18,921 and 18,198 shares, respectively	188	182
Treasury stock	(287)	(287)
Additional paid-in capital	168,472	155,273
Other comprehensive loss	(6,391)	(3,962)
Retained earnings	196,614	171,296

Total stockholders’ equity	358,596	322,502

	$1,440,801	$1,463,376

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Six months ended
	April 30,		April 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues	$564,410	$545,996	$1,107,408	$1,061,620

Expenses:
Direct operating	332,692	319,727	663,508	625,260
Indirect, general and administrative	191,774	185,711	368,620	361,229
Interest expense, net	12,322	16,907	24,938	34,525

	536,788	522,345	1,057,066	1,021,014

Income before taxes	27,622	23,651	50,342	40,606
Income tax expense	10,710	10,770	20,140	18,270

Net income	16,912	12,881	30,202	22,336
Preferred stock dividend	2,466	2,235	4,884	4,449

Net income available for common stockholders	14,446	10,646	25,318	17,887
Other comprehensive income (loss)	549	(938)	(2,429)	(817)

Comprehensive income	$14,995	$9,708	$22,889	$17,070

Net income per common share:
Basic	$.77	$.62	$1.37	$1.05

Diluted	$.64	$.55	$1.16	$.97

Weighted average shares outstanding:
Basic	18,701	17,202	18,482	17,045

Diluted	26,353	23,621	25,895	23,101

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	April 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$30,202	$22,336

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,252	20,277
Amortization of financing fees	1,859	1,789
Receivable allowances	1,519	2,622
Stock compensation	1,206	906
Effect of changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	47,144	(13,433)
Income taxes recoverable	—	4,997
Prepaid expenses and other assets	(1,167)	(4,605)
Accounts payable, accrued salaries and wages and accrued expenses	(50,678)	(33,364)
Billings in excess of costs and accrued earnings on contracts in process	(8,952)	10,224
Deferred income taxes	7,814	(1,167)
Deferred compensation and other	530	1,636
Other, net	7,104	(1,127)

Total adjustments	21,631	(11,245)

Net cash provided by operating activities	51,833	11,091

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases of $16,696 and $7,711, respectively	(34,856)	(14,254)

Net cash used by investing activities	(34,856)	(14,254)

Cash flows from financing activities:
Principal payments on long-term debt	(18,532)	(12,082)
Borrowings of long-term debt	275	—
Borrowings under the line of credit	42,576	30,000
Repayments on the line of credit	(42,576)	(25,000)
Repayments on capital lease obligations	(6,767)	(3,600)
Borrowings under short-term notes	92	—
Repayments on short-term notes	(2,365)	(5,485)
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	11,999	4,933

Net cash used by financing activities	(15,298)	(11,234)

Net increase (decrease) in cash	1,679	(14,397)
Cash and cash equivalents at beginning of period	23,398	23,693

Cash and cash equivalents at end of period	$25,077	$9,296

Supplemental Information:
Interest paid	$25,581	$33,370

Taxes paid	$16,758	$18,009

Equipment acquired subject to capital lease obligations	$16,696	$7,711

Non-cash dividends paid in-kind	$4,852	$4,422

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTE 1.     ACCOUNTING POLICIES

Overview

      In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the interim financial information.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001. The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of the operating results for the full year.

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

      In accordance with the disclosure requirement of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three months ended		Six months ended
	April 30		April 30

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Numerator — Basic
Net income available for common stockholders	$14,446	$10,646	$25,318	$17,887

Denominator — Basic
Weighted-average common stock outstanding	18,701	17,202	18,482	17,045

Basic income per share	$.77	$.62	$1.37	$1.05

Numerator — Diluted
Net income available for common stockholders	$14,446	$10,646	$25,318	$17,887
Preferred stock dividend	2,466	2,235	4,884	4,449

Net income	$16,912	$12,881	$30,202	$22,336

Denominator — Diluted
Weighted-average common stock outstanding	18,701	17,202	18,482	17,045
Effect of dilutive securities:
Stock options	1,966	1,168	1,783	858
Convertible preferred stock	5,686	5,251	5,630	5,198

	26,353	23,621	25,895	23,101

Diluted income per share	$.64	$.55	$1.16	$.97

Derivative Financial Instruments

      The Company is exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. The Company has entered into interest rate derivatives to protect against the risk. At April 30, 2002, the only derivative instrument held by the Company was an interest rate cap agreement relating to $189.4 million of the Company’s LIBOR bank term loan borrowings. This agreement will expire on July 31, 2002. From an economic standpoint, the cap agreement provides the Company with protection against LIBOR interest rate increases above 7%. For accounting purposes, the Company has elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted on November 1, 2000, changes in the fair market value of the cap agreement were included in indirect, general and administrative expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at April 30, 2002 was zero.

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

      As part of the adoption of SFAS 142, the Company completed the initial impairment tests during the first quarter of fiscal year 2002, and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, the Company’s estimated fiscal year 2002 effective tax rate has been reduced to approximately 40%. If amortization expense related to goodwill that is no longer amortized had been excluded from operating expenses for the quarter and six months ended April 30, 2001, and if the effective tax rate remained at 45%, diluted earnings per share for the three and six months ended April 30, 2001 would have increased by $0.09 and $0.18, respectively.

      The Company regularly evaluates whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, the Company calculates its estimated fair value using the closing sales price of its common stock as of the date it performs the impairment tests. The Company has two reporting units — domestic and international. A portion of the total fair value is allocated to the international reporting unit based on discounted cash flows. The resulting fair values by reporting unit are then compared to their respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, the Company would measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a goodwill impairment loss would be recognized. This impairment test will be performed annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company believes the methodology it uses in testing impairment of goodwill provides a reasonable basis in determining whether an impairment charge should be taken.

      The Company has recorded goodwill in the domestic segment, which includes the parent company. The changes in the carrying amount of goodwill as of October 31, 2001 and April 30, 2002 were as follows:

		Accumulated	Net
	Goodwill	Amortization	Goodwill

	(In thousands)
Balance at October 31, 2000	$553,806	$(39,195)	$514,611
Contingent purchase price related to prior acquisitions	1,436	—	1,436
Goodwill amortization	—	(15,617)	(15,617)
Goodwill written off due to sale of subsidiary	(152)	8	(144)

Balance at October 31, 2001	555,090	(54,804)	500,286
Contingent purchase price related to prior acquisitions	800	—	800

Balance at April 30, 2002	$555,890	$(54,804)	$501,086

      The following table reflects the adjusted net income and net income per share as if SFAS 142 had been effective as of November 1, 2000:

	Three months ended		Six months ended
	April 30		April 30

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net Income
Reported net income	$16,912	$12,881	$30,202	$22,336
Add: goodwill amortization, net of tax	—	2,124	—	4,286

Adjusted net income	$16,912	$15,005	$30,202	$26,622

Basic income per share
Reported net income	$.77	$.62	$1.37	$1.05
Goodwill amortization	—	.12	—	.25

Adjusted net income	$.77	$.74	$1.37	$1.30

Diluted income per share
Reported net income	$.64	$.55	$1.16	$.97
Goodwill amortization	—	.09	—	.18

Adjusted net income	$.64	$.64	$1.16	$1.15

      In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to resolve significant implementation issues related to SFAS 121. The Company intends to adopt SFAS 144 on November 1, 2002. SFAS 144 is not expected to significantly impact the assessment of impairment of long-lived assets by the Company, other than the fact that SFAS 144 removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. As indicated above, assessment of impairment of goodwill is required in accordance with the provisions of SFAS 142, which the Company adopted on November 1, 2001.

Reclassifications

      Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation with no effect on consolidated net income, equity or cash flows as previously reported.

NOTE 2.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

	April 30,	October 31,
	2002	2001

	(In thousands)
Equipment	$100,133	$87,245
Capital leases	64,761	49,695
Furniture and fixtures	26,539	25,375
Leasehold improvements	22,045	20,248
Construction in progress	32,353	11,752

	245,831	194,315
Less: accumulated depreciation and amortization	(102,534)	(87,318)

Net property and equipment	$143,297	$106,997

      The Company capitalizes certain costs incurred in the development of software for internal use, including external direct material costs, external service costs, payroll and employee-related costs and interest costs incurred during the period of development.

NOTE 3. DEBT COVENANTS

      The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt; paying dividends or making distributions to the Company’s stockholders; making certain investments, including joint ventures; creating contingent obligations; incurring liability in a sale-leaseback transaction; incurring or assuming liens; exceeding limits on consolidated capital expenditures, which was recently amended to allow for the additional costs associated with the Company’s new Enterprise Resource Program; repurchasing or retiring capital stock; making subordinated junior debt payments; and violating specified financial covenants. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $185.0 million and a maximum leverage ratio of 3.25 to 1.00 for the period ended April 30, 2002.

NOTE 4. COMMITMENTS AND CONTINGENCIES

      Currently, the Company has limits of $125.0 million per loss and $125.0 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor’s pollution liability insurance. These programs each have a self-insured claim retention of $1.0 million, $3.0 million and $0.25 million, respectively. With respect to various claims of Dames and Moore Group (“D-M”), an engineering and construction services firm acquired in June 1999, that arose from professional errors and omissions prior to the acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, it will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. The Company intends to maintain these policies, but there can be no assurance that the Company can maintain existing coverages or that claims will not exceed the available amount of insurance. The Company believes that any settlement of these claims will not have a material adverse effect on its consolidated financial position and operations.

      On January 18, 2002, the Attorney General of the State of Michigan filed a civil action against Radian International, L.L.C. (“Radian”), a subsidiary of the Company, entitled Jennifer M. Granholm, Attorney General of the State of Michigan, and the Michigan Department of Environmental Quality v. Radian, L.L.C., (Ingham County Michigan Circuit Court). The complaint alleges violations by Radian of the Michigan Hazardous Waste Management Act and the Michigan Air Pollution Control Act and related regulations. The claimed violations arose out of an environmental remediation project undertaken by Radian in 1997 and 1998 (prior to the Company’s acquisition of Radian as part of the D-M acquisition in 1999) at the Midland, Michigan facility of Dow Chemical Co. during which minor amounts of pollutants may have been released into the air during maintenance of a hazardous waste incinerator. The complaint seeks payment of civil penalties, costs, attorney’s fees and other relief against Radian. The Michigan Attorney General’s office has offered to settle the matter for $1.2 million.

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

NOTE 5. SUBSEQUENT EVENT

      On June 9, 2002, the Company exercised its right to convert the outstanding Series B Exchangeable Convertible Preferred Stock (“Series B Stock”) to voting common stock. Under the terms of the Series B Stock, the Company had the option, exercisable at any time on or after June 9, 2002 (the third anniversary of the financing for the D-M acquisition), to convert all of the outstanding Series B Stock to common stock if the share price of its common stock on the relevant stock exchanges was at least $29.30 per share for 30 out of the 45 trading days prior to the conversion date. This requirement was satisfied, and accordingly, the Board of Directors met on June 9, 2002 and approved the conversion. As a result, all outstanding shares of the Series B Stock were converted to 5,845,104 shares of voting common stock.

NOTE 6. SEGMENT AND RELATED INFORMATION

      Management has organized the Company by geographic divisions. The divisions are Parent, Domestic and International. The Parent division comprises the Parent Company. The Domestic division comprises all offices located in the United States of America. The International division comprises all offices in the Americas (e.g., Canada, Mexico, Central and South America), in Europe and in Asia/ Pacific (e.g., Australia, Indonesia, Singapore, New Zealand and the Philippines).

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

As of April 30, 2002:	Parent	Domestic	International	Eliminations	Total

Total accounts receivable	$—	$619,882	$76,634	$—	$696,516
Total assets	$671,245	$1,571,127	$119,054	$(920,625)	$1,440,801

As of October 31, 2001:	Parent	Domestic	International	Eliminations	Total

Total accounts receivable	$—	$667,009	$78,170	$—	$745,179
Total assets	$665,015	$1,574,865	$116,995	$(893,499)	$1,463,376

For the Three Months Ended
April 30, 2002:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$512,965	$53,661	$(2,216)	$564,410
Segment operating income (loss)	$(6,885)	$44,371	$2,458	$—	$39,944

For the Three Months Ended
April 30, 2001:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$496,697	$50,519	$(1,220)	$545,996
Segment operating income (loss)	$(5,762)	$45,446	$874	$—	$40,558

For the Six Months Ended
April 30, 2002:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$1,008,005	$103,696	$(4,293)	$1,107,408
Segment operating income (loss)	$(12,869)	$85,465	$2,684	$—	$75,280

For the Six Months Ended
April 30, 2001:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$963,127	$101,075	$(2,582)	$1,061,620
Segment operating income (loss)	$(10,334)	$83,158	$2,307	$—	$75,131

      Operating income is defined as income before income taxes and net interest expense.

NOTE 7. SUPPLEMENTAL GUARANTOR INFORMATION

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

      The following information sets forth the condensed consolidating balance sheets of the Company as of April 30, 2002 and October 31, 2001, the condensed consolidating statements of operations for the three and six months ended April 30, 2002 and 2001, and the condensed consolidating statements of cash flows for the six months ended April 30, 2002 and 2001. Entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

URS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	April 30, 2002

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$9,302	$2,586	$13,189	$—	$25,077
Accounts receivable, net	—	619,882	76,634	—	696,516
Prepaid expenses and other assets	14,660	15,646	2,401	—	32,707

Total current assets	23,962	638,114	92,224	—	754,300
Property and equipment, net	1,920	131,389	9,988	—	143,297
Goodwill, net	386,197	114,889	—	—	501,086
Investment in unconsolidated subsidiaries	247,643	656,986	15,996	(920,625)	—
Other assets	11,523	29,749	846	—	42,118

	$671,245	$1,571,127	$119,054	$(920,625)	$1,440,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,711	$13,199	$1,546	$—	$60,456
Accounts payable	(5,634)	97,839	12,824	—	105,029
Inter-company payable	34,316	(81,712)	46,755	641	—
Accrued expenses and other	5,806	46,796	18,003	—	70,605
Billings in excess of costs and accrued earnings on contracts in process	—	76,110	10,458	—	86,568

Total current liabilities	80,199	152,232	89,586	641	322,658
Long-term debt	524,437	35,553	416	—	560,406
Other	47,009	26,696	485	—	74,190

Total liabilities	651,645	214,481	90,487	641	957,254

Mandatorily redeemable Series B exchangeable convertible preferred stock	124,951	—	—	—	124,951
Total stockholders’ equity	(105,351)	1,356,646	28,567	(921,266)	358,596

	$671,245	$1,571,127	$119,054	$(920,625)	$1,440,801

URS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	October 31, 2001

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,699	$9,371	$12,328	$—	$23,398
Accounts receivable, net	—	667,009	78,170	—	745,179
Prepaid expenses and other assets	16,615	17,416	1,034	—	35,065

Total current assets	18,314	693,796	91,532	—	803,642
Property and equipment, net	820	96,193	9,984	—	106,997
Goodwill, net	385,749	114,537	—	—	500,286
Investment in unconsolidated subsidiaries	247,643	631,103	14,753	(893,499)	—
Other assets	12,489	39,236	726	—	52,451

	$665,015	$1,574,865	$116,995	$(893,499)	$1,463,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,794	$10,803	$3,828	$—	$54,425
Accounts payable	1,012	120,414	13,640	—	135,066
Inter-company payable	(32,720)	(13,341)	47,130	(1,069)	—
Accrued expenses and other	6,672	68,945	15,597	—	91,214
Billings in excess of costs and accrued earnings on contracts in process	—	84,411	11,109	—	95,520

Total current liabilities	14,758	271,232	91,304	(1,069)	376,225
Long-term debt	547,954	28,276	474	—	576,704
Other	40,035	27,286	525	—	67,846

Total liabilities	602,747	326,794	92,303	(1,069)	1,020,775
Mandatorily redeemable Series B exchangeable convertible preferred stock	120,099	—	—	—	120,099
Total stockholders’ equity	(57,831)	1,248,071	24,692	(892,430)	322,502

	$665,015	$1,574,865	$116,995	$(893,499)	$1,463,376

URS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended April 30, 2002

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Revenues	$—	$512,965	$53,661	$(2,216)	$564,410

Expenses:
Direct operating	—	307,195	27,713	(2,216)	332,692
Indirect, general and administrative	6,885	161,399	23,490	—	191,774
Interest expense, net	11,823	380	119	—	12,322

	18,708	468,974	51,322	(2,216)	536,788

Income (loss) before taxes	(18,708)	43,991	2,339	—	27,622
Income tax expense	9,954	110	646	—	10,710

Net income (loss)	(28,662)	43,881	1,693	—	16,912
Preferred stock dividend	2,466	—	—	—	2,466

Net income (loss) available for common stockholders	(31,128)	43,881	1,693	—	14,446
Other comprehensive income	—	—	549	—	549

Comprehensive income (loss)	$(31,128)	$43,881	$2,242	$—	$14,995

	Three Months Ended April 30, 2001

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Revenues	$—	$496,697	$50,519	$(1,220)	$545,996

Expenses:
Direct operating	—	296,465	24,482	(1,220)	319,727
Indirect, general and administrative	5,762	154,786	25,163	—	185,711
Interest expense, net	16,519	249	139	—	16,907

	22,281	451,500	49,784	(1,220)	522,345

Income (loss) before taxes	(22,281)	45,197	735	—	23,651
Income tax expense	9,521	778	471	—	10,770

Net income (loss)	(31,802)	44,419	264	—	12,881
Preferred stock dividend	2,235	—	—	—	2,235

Net income (loss) available for common stockholders	(34,037)	44,419	264	—	10,646
Other comprehensive loss	—	—	(938)	—	(938)

Comprehensive income (loss)	$(34,037)	$44,419	$(674)	$—	$9,708

URS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
(unaudited)

	Six Months Ended April 30, 2002

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Revenues	$—	$1,008,005	$103,696	$(4,293)	$1,107,408

Expenses:
Direct operating	—	613,861	53,940	(4,293)	663,508
Indirect, general and administrative	12,869	308,679	47,072	—	368,620
Interest expense, net	23,911	789	238	—	24,938

	36,780	923,329	101,250	(4,293)	1,057,066

Income (loss) before taxes	(36,780)	84,676	2,446	—	50,342
Income tax expense	19,063	166	911	—	20,140

Net income (loss)	(55,843)	84,510	1,535	—	30,202
Preferred stock dividend	4,884	—	—	—	4,884

Net income (loss) available for common stockholders	(60,727)	84,510	1,535	—	25,318
Other comprehensive loss	—	—	(2,429)	—	(2,429)

Comprehensive income (loss)	$(60,727)	$84,510	$(894)	$—	$22,889

	Six Months Ended April 30, 2001

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Revenues	$—	$963,127	$101,075	$(2,582)	$1,061,620

Expenses:
Direct operating	—	573,291	54,551	(2,582)	625,260
Indirect, general and administrative	10,334	306,678	44,217	—	361,229
Interest expense, net	33,650	507	368	—	34,525

	43,984	880,476	99,136	(2,582)	1,021,014

Income (loss) before taxes	(43,984)	82,651	1,939	—	40,606
Income tax expense	16,812	909	549	—	18,270

Net income (loss)	(60,796)	81,742	1,390	—	22,336
Preferred stock dividend	4,449	—	—	—	4,449

Net income (loss) available for common stockholders	(65,245)	81,742	1,390	—	17,887
Other comprehensive loss	—	—	(817)	—	(817)

Comprehensive income (loss)	$(65,245)	$81,742	$573	$—	$17,070

URS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended April 30, 2002

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(55,843)	$84,510	$1,535	$—	$30,202

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	13,632	1,397	—	15,252
Amortization of financing fees	1,859	—	—	—	1,859
Receivable allowances	—	13	1,506	—	1,519
Stock compensation	1,206	—	—	—	1,206
Effect of changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	47,114	30	—	47,144
Prepaid expenses and other assets	(1,569)	1,769	(1,367)	—	(1,167)
Accounts payable, accrued salaries and wages and accrued expenses	59,493	(114,912)	2,312	2,429	(50,678)
Billings in excess of costs and accrued earnings on contracts in process	—	(8,301)	(651)	—	(8,952)
Deferrals and other, net	9,492	8,545	(160)	(2,429)	15,448

Total adjustments	70,704	(52,140)	3,067	—	21,631

Net cash provided by operating activities	14,861	32,370	4,602	—	51,833

Cash flows from investing activities:
Capital expenditures	(1,214)	(32,241)	(1,401)	—	(34,856)

Net cash used by investing activities	(1,214)	(32,241)	(1,401)	—	(34,856)

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings and capital lease obligations	(18,043)	(6,914)	(2,340)	—	(27,297)
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	11,999	—	—	—	11,999

Net cash used by financing activities	(6,044)	(6,914)	(2,340)	—	(15,298)

Net increase (decrease) in cash	7,603	(6,785)	861	—	1,679
Cash and cash equivalents at beginning of period	1,699	9,371	12,328	—	23,398

Cash and cash equivalents at end of period	$9,302	$2,586	$13,189	$—	$25,077

URS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended April 30, 2001

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(60,796)	$81,742	$1,390	$—	$22,336

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	70	18,787	1,420	—	20,277
Amortization of financing fees	1,789	—	—	—	1,789
Receivable allowances	(174)	1,055	1,741	—	2,622
Stock compensation	906	—	—	—	906
Effect of changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(16,855)	3,422	—	(13,433)
Prepaid expenses and other assets	3,592	(821)	(2,379)	—	392
Accounts payable, accrued salaries and wages and accrued expenses	47,462	(82,727)	502	1,399	(33,364)
Billings in excess of costs and accrued earnings on contracts in process	—	7,966	2,258	—	10,224
Deferrals and other, net	(2,733)	14,060	(10,586)	(1,399)	(658)

Total adjustments	50,912	(58,535)	(3,622)	—	(11,245)

Net cash provided (used) by operating activities	(9,884)	23,207	(2,232)	—	11,091

Cash flows from investing activities:
Capital expenditures	(264)	(12,861)	(1,129)	—	(14,254)

Net cash used by investing activities	(264)	(12,861)	(1,129)	—	(14,254)

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings, and capital lease obligations	(8,375)	(3,625)	(4,167)	—	(16,167)
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	4,933	—	—	—	4,933

Net cash used by financing activities	(3,442)	(3,625)	(4,167)	—	(11,234)

Net increase (decrease) in cash	(13,590)	6,721	(7,528)	—	(14,397)
Cash and cash equivalents at beginning of period	10,901	(5,820)	18,612	—	23,693

Cash and cash equivalents at end of period	$(2,689)	$901	$11,084	$—	$9,296

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves exercise of judgment and use of assumptions as to future uncertainties; as a result, actual results could differ from these estimates.

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

          Revenue Recognition

      We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. Currently, approximately one-third of our revenues is recognized under each of the contract types. We currently have approximately 4,000 active jobs, none of which represent more than 1% of our total revenues for the quarter. If estimated total costs on any contract indicate a loss, the entire estimated loss is charged to operations in the period the loss first becomes known.

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

      Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, we make no revenue adjustments if we over-estimate or under-estimate the costs required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent that costs are below the contracted amounts. The profit margin will decrease, and we may realize a loss on the project if the costs exceed the estimates. Revenues on fixed-price contracts are recognized using the percentage-of-completion method and include a proportion of the earnings expected to be realized on a contract in the ratio that costs incurred bear to total estimated costs. The percentage-of-completion is calculated on a contract by contract basis to arrive at the total estimated revenues recognized under fixed-price contracts.

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

      As part of our adoption of SFAS 142, we completed the initial impairment tests during the first quarter of fiscal year 2002, and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, our estimated fiscal year 2002 effective tax rate has been reduced to approximately 40%. If amortization expense related to goodwill that is no longer amortized had been excluded from operating expenses for the quarter and year-to-date ended April 30, 2001, and if the effective tax rate remained at 45%, diluted earnings per share for the three and six months ended April 30, 2001 would have increased by $0.09 and $0.18, respectively.

      We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company using the closing sales price of our common stock as of the date we perform the impairment tests. We have two reporting units — domestic and international. A portion of the total fair value is allocated to the international reporting unit based on discounted cash flows. The resulting fair values by reporting unit are then compared to their respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we would measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a goodwill impairment loss would be recognized. This impairment test will be performed annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We believe the methodology we use in testing impairment of goodwill provides us a reasonable basis in determining whether an impairment charge should be taken.

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

RESULTS OF OPERATIONS

Second quarter ended April 30, 2002 vs. April 30, 2001

          Consolidated

      Our revenues were $564.4 million for the quarter ended April 30, 2002, an increase of $18.4 million, or 3.4%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

      Direct operating expenses for the quarter ended April 30, 2002, which consist of direct labor and other direct expenses, including subcontractor costs, increased $13.0 million, an increase of 4.1% over the amount reported for the same period last year, due to an increase in the use of subcontractors and an increase in direct labor and other direct costs as a result of the increase in revenues. Indirect, general and administrative expenses (“IG&A”) for the quarter ended April 30, 2002 increased $6.1 million, or 3.3%, from the amount reported for the same period last year due to an increase in indirect labor, benefits and rental expense, which was partially offset by the decrease in amortization expense of $3.9 million as a result of implementing SFAS 142. Net interest expense for the quarter ended April 30, 2002 decreased $4.6 million due to repayments of our long-term debt and to decreases in interest rates.

      Our earnings before income taxes were $27.6 million for the second quarter ended April 30, 2002, compared to $23.7 million for the same period last year. Our effective income tax rates for the quarters ended April 30, 2002 and 2001 were approximately 39% and 46%, respectively. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142, which removed certain differences between book and tax income.

      We reported net income of $16.9 million, or $0.64 per share on a diluted basis, for the second quarter ended April 30, 2002, compared with $12.9 million, or $0.55 per share on a diluted basis, for the same period last year.

      Our backlog of signed and funded contracts was $1,679.5 million at April 30, 2002, as compared with $1,684.1 million at October 31, 2001.

          Domestic Segment Including Parent Company

      Revenues for the domestic segment were $513.0 million for the quarter ended April 30, 2002, an increase of $16.3 million, or 3.3%, over the amount reported for the same period last year. The increase was due to increased demand for our services.

      Domestic direct operating expenses for the quarter ended April 30, 2002 increased $10.7 million, a 3.6% increase over the amount reported for the same period last year, due to increases in direct labor and other direct costs as a result of an increase in revenues and an increase in the use of subcontractors. Indirect, general and administrative expenses for the quarter ended April 30, 2002 increased $7.7 million, or 4.8%, from the amount reported for the same period last year, due to an increase in indirect labor, benefits and rental expense during the quarter, which was partially offset by a decrease in amortization expense of $3.9 million as a result of implementing SFAS 142. Interest expense decreased $4.6 million due to repayments of our long-term debt and to decreases in interest rates.

          International Segment

      Revenues for the international segment were $53.7 million for the quarter ended April 30, 2002, an increase of $3.1 million, or 6.2%, from the amount reported for the same period last year. The increase was mainly due to decreases in foreign currency exchange rates versus the U.S. dollar.

      Foreign direct operating expenses for the quarter ended April 30, 2002 increased $3.2 million, a 13.2% increase from the amount reported for the same period last year, primarily due to the decrease in foreign currency exchange rates versus the U.S. dollar as well as decreases in the use of subcontractors and in pass-through expenses. Indirect, general and administrative expenses for the quarter ended April 30, 2002 decreased $1.7 million, or 6.7%, from the amount reported for the same period last year, primarily due to a decrease in benefits, rental expense and travel expenses, in addition to the effect of the decrease in foreign currency exchange rates.

Six months ended April 30, 2002 vs. April 30, 2001

          Consolidated

      Our revenues were $1,107.4 million for the six months ended April 30, 2002, an increase of $45.8 million, or 4.3%, over the amount reported for the same period last year. The increase is due to increased demand for our services.

      Direct operating expenses for the six months ended April 30, 2002, which consist of direct labor and other direct expenses, including subcontractor costs, increased $38.2 million, an increase of 6.1% over the amount reported for the same period last year, due to an increase in the use of subcontractors and an increase in direct labor and other direct costs as a result of the increase in revenues. Indirect, general and administrative expenses (“IG&A”) for the six months ended April 30, 2002 increased $7.4 million, or 2.1%, from the amount reported for the same period last year, due to an increase in indirect labor, benefits and rental expense, which was partially offset by the decrease in amortization expense of $7.8 million as a result of implementing SFAS 142. Net interest expense for the six months ended April 30, 2002 decreased $9.6 million due to repayments of our long-term debt and to decreases in interest rates.

      Our earnings before income taxes were $50.3 million for the six months ended April 30, 2002, compared to $40.6 million for the same period last year. Our effective income tax rates for the six months ended April 30, 2002 and 2001 were approximately 40% and 45%, respectively. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142, which removed certain differences between book and tax income.

      We reported net income of $30.2 million, or $1.16 per share on a diluted basis, for the six months ended April 30, 2002, compared with $22.3 million, or $0.97 per share on a diluted basis, for the same period last year.

          Domestic Segment Including Parent Company

      Revenues for the domestic segment were $1,008.0 million for the six months ended April 30, 2002, an increase of $44.9 million, or 4.7%, over the amount reported for the same period last year. The increase was due to increased demand for our services.

      Domestic direct operating expenses for the six months ended April 30, 2002 increased $40.6 million, a 7.1% increase over the amount reported for the same period last year, as a result of an increase in the use of subcontractors, and an increase in direct labor and other direct costs as a result of the increase in revenues. Indirect, general and administrative expenses for the six months ended April 30, 2002 increased $4.5 million, or 1.4%, from the amount reported for the same period last year, due to an increase in indirect labor, benefits and rental expense, which was partially offset by a decrease in amortization expense of $7.8 million as a result of implementing SFAS 142. Interest expense decreased $9.5 million due to repayments of our long-term debt and to decreases in interest rates.

          International Segment

      Revenues for the international segment were $103.7 million for the six months ended April 30, 2002, an increase of $2.6 million, or 2.6%, from the amount reported for the same period last year. The increase was mainly due to decreases in foreign currency exchange rates versus the U.S. dollar.

      Foreign direct operating expenses for the six months ended April 30, 2002 decreased $0.6 million, a 1.1% decrease from the amount reported for the same period last year, primarily due to the decrease in foreign currency exchange rates versus the U.S. dollar as well as a decrease in the use of subcontractors. Indirect, general and administrative expenses for the six months ended April 30, 2002 increased $2.9 million, or 6.5%, from the amount reported for the same period last year, primarily due to an increase in indirect labor, benefits, contract labor and consulting services.

Liquidity and Capital Resources

      At April 30, 2002, we had working capital of $431.6 million, an increase of $4.2 million from October 31, 2001.

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

      Our cash and cash equivalents amounted to $25.1 million at April 30, 2002, an increase of $1.7 million from October 31, 2001. During the six months ended April 30, 2002, we generated $51.8 million from operations and $12.0 million of proceeds from sales of common stock and exercises of stock options. We used $27.3 million, net of additional borrowings, to repay debt and $34.9 million for capital expenditures. During the six months ended April 30, 2002, we borrowed various amounts under our revolving line of credit that totaled in the aggregate $42.6 million and repaid the entire outstanding balance by the end of the quarter.

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

      Collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts; however, current general economic conditions may impact our client base and as such, may impact their credit-worthiness and our ability to collect cash to meet our operating needs. In addition, we are in the process of designing, testing and installing a company-wide accounting and project management system known as our Enterprise Resource Program. In the event we do not complete the project successfully, we may experience reduced cash flow due to an inability to issue invoices to our customers and collect cash in a timely manner.

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

      Below is a table containing information for our contractual obligations and commercial commitments as of April 30, 2002, followed by narrative descriptions.

		Principal Payments Due by Period (In thousands)
		Less Than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Contractual Obligations
Long Term Debt (Principal Only)	$573,224	34,858	136,126	177,529	224,711
Capital Lease Obligations	49,147	13,379	26,093	9,675	—

	Total	Total Committed to Letters		Remaining
	Commitment	of Credit (Expires Within	Amount	Amount
	(Expires 2005)	the Next Year)	Drawn	Available
Other Commitments

(In thousands)
Revolving Line of Credit	$100,000	35,700	—	64,300

      Senior Collateralized Credit Facility. The senior collateralized credit facility was funded on June 9, 1999 (“Funding Date”), and provides for three term loan facilities in the aggregate amount of $450.0 million and a revolving credit facility in the amount of $100.0 million. The term loan facilities consist of Term Loan A, a $250.0 million tranche, Term Loan B, a $100.0 million tranche, and Term Loan C, another $100.0 million tranche.

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

      At April 30, 2002, our revolving credit facility with the Bank provided for advances of up to $100.0 million. At April 30, 2002, we had outstanding letters of credit aggregating $35.7 million, which reduced the amount available to us under our revolving credit facility to $64.3 million.

      The senior collateralized credit facility is governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt; paying dividends or making distributions to our stockholders; making certain investments, including joint ventures; creating contingent obligations; incurring liabilities in a sale-leaseback transaction; incurring or assuming liens; exceeding limits on consolidated capital expenditures, which was recently amended to allow for the additional costs associated with our Enterprise Resource Program; repurchasing or retiring capital stock; making subordinated junior debt payments; and

violating specified financial covenants. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $185.0 million and a maximum leverage ratio of 3.25 to 1.00 for the period ended April 30, 2002.

      12 1/4% Senior Subordinated Notes. Our notes are due in 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of April 30, 2002, we owed $200.0 million on our notes.

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

      8 5/8% Senior Subordinated Debentures. Our 8 5/8% Debentures are due in 2004. Interest is payable semiannually in January and July. The 8 5/8% Debentures are subordinate to the senior collateralized credit facility. As of April 30, 2002, we owed approximately $6.5 million on the 8 5/8% Debentures.

      6 1/2% Convertible Subordinated Debentures. Our 6 1/2% Debentures are due in 2012 and are convertible into shares of common stock at the rate of $206.30 per share. Interest is payable semi-annually in February and August. Sinking fund payments calculated to retire 70% of the 6 1/2% Debentures prior to maturity began in February 1998. The 6 1/2% Debentures are subordinate to the senior collateralized credit facility. As of April 30, 2002, we owed approximately $1.8 million on the 6 1/2% Debentures.

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

      There are 3,000,000 shares of preferred stock authorized for issuance with a $1.00 par value. Of these 3,000,000 shares, 150,000 shares have been designated Series B Stock. At April 30, 2002 and October 31, 2001, we had 57,581 and 53,345 shares, respectively, of Series B Stock outstanding. The Series B Stock had a liquidation preference equal to its original purchase price plus certain formulaic adjustments calculated at the time of liquidation. The Series B Stock was senior to the common stock and has voting rights equal to that number of shares of common stock into which it could be converted. Cumulative dividends were payable in-kind in additional shares of Series B Stock each calendar quarter at a dividend rate of 8%. Each share of the Series B Stock could be converted into shares of common stock at the option of the holder at any time (approximately 5,758,000 and 5,335,000 shares in the aggregate as of April 30, 2002 and October 31, 2001, respectively).

      On June 9, 2002, we exercised our right to convert the outstanding Series B Exchangeable Convertible Preferred Stock (“Series B Stock”) to voting common stock. Under the terms of the Series B Stock, we had the option, exercisable at any time on or after June 9, 2002 (the third anniversary of the financing for the D-M acquisition), to convert all of the outstanding Series B Stock to common stock if the share price of our common stock on the relevant stock exchanges was at least $29.30 per share for 30 out of the 45 trading days prior to the conversion date. This requirement was satisfied, and accordingly, the Board of Directors met on June 9, 2002 and approved the conversion. As a result, all outstanding shares of the Series B Stock were converted to 5,845,104 shares of voting common stock.

      Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. We have entered into interest rate derivatives to protect against this risk. At April 30, 2002, the only derivative instrument we held was an interest rate cap agreement relating to $189.4 million of our LIBOR bank term loan borrowings. This agreement will expire on

July 31, 2002. From an economic standpoint, the cap agreement provides us with protection against LIBOR interest rate increases above 7%. For accounting purposes, we have elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which we adopted on November 1, 2000, changes in the fair market value of the cap agreement are included in other expenses in the Consolidated Statements of Operations. The value of the interest rate cap agreement at April 30, 2002 was zero.

      Enterprise Resource Program (ERP). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems. The costs of implementing this project, including hardware, software licenses, consultants, internal staffing costs and training, are estimated to be approximately $50.0 million. As of April 30, 2002, we incurred a total of approximately $37.6 million for this project, with the remaining costs to be incurred over the next eighteen months. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our line of credit as alternative financing for expenditures to be incurred for this project.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

      In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our actual results:

Our substantial indebtedness could adversely affect our financial condition.

      We are a highly leveraged company. As of April 30, 2002, we had approximately $620.9 million of outstanding indebtedness following consummation of the D-M acquisition and the related financing plan. This level of indebtedness could have important consequences, including the following:

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

      Our senior collateralized credit facility and indenture relating to the notes restrict our ability to, among other things:

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

We may be unable to estimate accurately our costs in performing services for our clients. This may cause us to have low profit margins or incur losses.

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

      Federal and state laws, regulations, and programs related to environmental issues will generate, either directly or indirectly, much of our environmental business. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material effect on our business. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal year 2001 and for the first six months of fiscal year 2002, including further deferral of congressional reauthorization of CERCLA. The outlook for congressional action on CERCLA legislation in fiscal year 2002 remains unclear.

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

      The ability to attract, retain and expand our staff of qualified technical professionals is an important factor in determining our future success. A shortage of professionals qualified in certain technical areas exists from time to time in the engineering and design industry. The market for these professionals is competitive, and we cannot assure you that we will be successful in our efforts to continue to attract and retain such professionals. In addition, we rely heavily upon the experience and ability of our senior executive staff, and the loss of a significant number of such individuals could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to compete successfully in our industry.

      We are engaged in highly fragmented and very competitive markets in our service areas. We compete with firms of various sizes, some of which are substantially larger than us and possess greater resources. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United

States. These competitive forces could have a material adverse effect on our business, financial condition and results of operations.

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

      Historically, we have completed numerous acquisitions, and in implementing our business strategy, we may continue to do so in the future. We cannot assure you that we will identify, finance and complete additional suitable acquisitions on acceptable terms. We may not successfully integrate future acquisitions. Any acquisitions may require substantial attention from our management, which may limit the amount of time that management can devote to daily operations. Our inability to find additional attractive acquisition candidates or to effectively manage the integration of any businesses acquired in the future could adversely affect our business, financial condition and results of operations.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Note 4 of the Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our annual meeting of stockholders held on March 26, 2002, the following proposals were adopted by the margins indicated:

1.	The stockholders approved the election of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death or resignation.

	Number of Shares

	For	Withheld

Richard C. Blum	15,145,399	80,018
Armen Der Marderosian	15,147,113	78,304
Admiral S. Robert Foley, Jr., USN (Ret.)	15,146,218	79,199
Marie L. Knowles	15,146,284	79,133
Martin M. Koffel	12,915,057	2,310,360
Richard B. Madden	15,148,134	77,283
Richard Q. Praeger	15,142,804	82,613
Irwin L. Rosenstein	15,147,485	77,932
William D. Walsh	15,145,001	80,416

No stockholders abstained from voting in this election of directors and there were no broker non-votes.

2.	The stockholders ratified the selection of PricewaterhouseCoopers L.L.P. as our independent auditors for the fiscal year 2002.

Number of Shares

For	15,148,392
Against	34,153
Abstain	42,872

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

99.1	Second Amendment, dated June 4, 2002, to Credit Agreement, dated June 9, 1999, by and among URS Corporation, the Lenders named therein, and Wells Fargo Bank, N.A., as Administrative Agent. FILED HEREWITH.

      (b) Reports on Form 8-K

           None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 12, 2002

URS CORPORATION

/s/ Kent Ainsworth

Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)