Form 10-Q
period 2002-07-31
URS CORP /NEW/
filed 2002-09-09
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission file number 1-7567

URS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	94-1381538 (I.R.S. Employer Identification No.)

100 California Street, Suite 500 San Francisco, California (Address of principal executive offices)	94111-4529 (Zip Code)

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

Yes [X]      No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2002

Common Stock, $.01 par value	30,002,232

URS CORPORATION AND SUBSIDIARIES

     This Form 10-Q for the quarter ended July 31, 2002, contains forward-looking statements, including statements about the continued strength of our business and opportunities for future growth. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: our ability to successfully integrate Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (the “EG&G businesses”); our highly leveraged position; our ability to service our debt; deterioration in current economic conditions; our ability to pursue business strategies; our continued dependence on federal, state and local appropriations for infrastructure spending; pricing pressures; changes in the regulatory environment; outcomes of pending and future litigation; our ability to attract and retain qualified professionals; industry competition; changes in international trade, monetary and fiscal policies; our ability to integrate future acquisitions successfully; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors below, as well as in other reports subsequently filed from time to time with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2002	October 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,461	$23,398
Accounts receivable	498,270	484,107
Costs and accrued earnings in excess of billings on contracts in process	249,566	289,644
Less receivable allowances	(30,528)	(28,572)

Net accounts receivable	717,308	745,179

Deferred income taxes	9,796	10,296
Prepaid expenses and other assets	26,139	24,769

Total current assets	796,704	803,642
Property and equipment, net	149,516	106,997
Goodwill, net	501,426	500,286
Other assets	40,154	52,451

	$1,487,800	$1,463,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60,031	$54,425
Accounts payable	140,475	135,066
Accrued salaries and wages	59,272	69,982
Accrued expenses and other	22,891	21,232
Billings in excess of costs and accrued earnings on contracts in process	82,871	95,520

Total current liabilities	365,540	376,225
Long-term debt	534,811	576,704
Deferred income taxes	38,296	34,700
Deferred compensation and other	34,444	33,146

Total liabilities	973,091	1,020,775

Commitments and contingencies (Note 4)
Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00; authorized 150 shares; issued and outstanding 0 and 55, respectively; liquidation preference $0 and $120,099, respectively	—	120,099

Stockholders’ equity:
Common shares, par value $.01; authorized 50,000 shares; issued and outstanding 25,105 and 18,198 shares, respectively	251	182
Treasury stock	(287)	(287)
Additional paid-in capital	304,666	155,273
Accumulated other comprehensive loss	(3,842)	(3,962)
Retained earnings	213,921	171,296

Total stockholders’ equity	514,709	322,502

	$1,487,800	$1,463,376

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	July 31,		July 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues	$583,937	$591,198	$1,691,345	$1,652,818

Expenses:
Direct operating	353,537	361,735	1,017,045	986,995
Indirect, general and administrative	187,738	184,748	556,358	545,977
Interest expense, net	12,070	16,211	37,008	50,736

	553,345	562,694	1,610,411	1,583,708

Income before taxes	30,592	28,504	80,934	69,110
Income tax expense	12,230	12,830	32,370	31,100

Net income	18,362	15,674	48,564	38,010
Preferred stock dividend	1,055	2,322	5,939	6,771

Net income available for common stockholders	17,307	13,352	42,625	31,239
Other comprehensive income (loss)	2,550	131	121	(686)

Comprehensive income	$19,857	$13,483	$42,746	$30,553

Net income per common share:
Basic	$.78	$.76	$2.15	$1.81

Diluted	$.70	$.64	$1.86	$1.61

Weighted average shares outstanding:
Basic	22,587	17,695	19,851	17,262

Diluted	26,121	24,696	26,227	23,594

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	July 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$48,564	$38,010

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,081	31,324
Amortization of financing fees	2,801	2,692
Receivable allowances	1,956	564
Stock compensation	1,707	1,330
Tax benefit of stock options	3,800	3,424
Effect of changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	25,915	(34,775)
Income taxes recoverable	—	4,997
Prepaid expenses and other assets	(1,945)	(3,354)
Accounts payable, accrued salaries and wages and accrued expenses	(2,841)	(31,944)
Billings in excess of costs and accrued earnings on contracts in process	(12,649)	9,654
Deferred income taxes	4,096	(613)
Deferred compensation and other	1,298	(595)
Other, net	9,564	(5,489)

Total adjustments	56,783	(22,785)

Net cash provided by operating activities	105,347	15,225

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases of $19,345 and $19,958, respectively	(46,255)	(19,085)

Net cash used by investing activities	(46,255)	(19,085)

Cash flows from financing activities:
Principal payments on long-term debt	(42,959)	(12,261)
Borrowings of long-term debt	1,115	—
Borrowings under the line of credit	52,576	75,000
Repayments on the line of credit	(52,576)	(65,000)
Repayments on capital lease obligations	(10,905)	(6,963)
Borrowings under short-term notes	96	5,830
Repayments on short-term notes	(3,492)	(5,924)
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	17,116	8,492

Net cash used by financing activities	(39,029)	(826)

Net increase (decrease) in cash	20,063	(4,686)
Cash and cash equivalents at beginning of period	23,398	23,693

Cash and cash equivalents at end of period	$43,461	$19,007

Supplemental Information:
Interest paid	$30,270	$54,914

Taxes paid	$27,274	$25,070

Equipment acquired subject to capital lease obligations	$19,345	$19,958

Non-cash dividends paid in-kind	$6,740	$6,731

Conversion of preferred stock to common stock	$126,839	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTE 1. ACCOUNTING POLICIES

Overview

     In the opinion of management, the information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the interim financial information.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001. The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of the operating results for the full year.

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

     In accordance with the disclosure requirement of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three months ended		Nine months ended
	July 31		July 31

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Numerator — Basic
Net income available for common stockholders	$17,307	$13,352	$42,625	$31,239

Denominator — Basic
Weighted-average common stock outstanding	22,587	17,695	19,851	17,262

Basic income per share	$.78	$.76	$2.15	$1.81

Numerator — Diluted
Net income available for common stockholders	$17,307	$13,352	$42,625	$31,239
Preferred stock dividend	1,055	2,322	5,939	6,771

Net income	$18,362	$15,674	$48,564	$38,010

Denominator — Diluted
Weighted-average common stock outstanding	22,587	17,695	19,851	17,262
Effect of dilutive securities:
Stock options	1,257	1,650	1,864	1,084
Convertible preferred stock	2,277	5,351	4,512	5,248

	26,121	24,696	26,227	23,594

Diluted income per share	$.70	$.64	$1.86	$1.61

     Stock options to purchase 114,771 shares of common stock at prices ranging from $27.30 to $33.90 per share and to purchase 30,271 shares of common stock at prices ranging from $31.70 to $33.90 per share were excluded from the computation of diluted income per share for the three and nine months ended July 31, 2002, respectively. These shares were excluded from the computation because the exercise price was greater than the average market value of the shares of common stock. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

Derivative Financial Instruments

     The Company is exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. The Company entered into an interest rate cap agreement to protect against this risk. This agreement expired on July 31, 2002 and was not renewed. From an economic standpoint, the cap agreement provided the Company with protection against LIBOR interest rate increases above 7%. For accounting purposes, the Company elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted on November 1, 2000, changes in the fair market value of the cap agreement were included in indirect, general and administrative expenses in the Consolidated Statements of Operations.

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

     As part of the adoption of SFAS 142, the Company completed the initial impairment tests during the first quarter of fiscal year 2002, and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, the Company’s estimated fiscal year 2002 effective tax rate has been reduced to approximately 40%. If amortization expense related to goodwill that is no longer amortized had been excluded from operating expenses for the quarter and nine months ended July 31, 2001, and if the effective tax rate remained at 45%, diluted earnings per share for the three and nine months ended July 31, 2001 would have increased by $0.08 and $0.27, respectively.

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

     The Company has recorded goodwill in the domestic segment, which includes the parent company. The changes in the carrying amount of goodwill as of October 31, 2001 and July 31, 2002 were as follows:

		Accumulated	Net
	Goodwill	Amortization	Goodwill

	(In thousands)
Balance at October 31, 2000	$553,806	$(39,195)	$514,611
Contingent purchase price related to prior acquisitions	1,436	—	1,436
Goodwill amortization	—	(15,617)	(15,617)
Goodwill written off due to sale of subsidiary	(152)	8	(144)

Balance at October 31, 2001	555,090	(54,804)	500,286
Contingent purchase price related to prior acquisitions	1,140	—	1,140

Balance at July 31, 2002	$556,230	$(54,804)	$501,426

     The following table reflects the adjusted net income and net income per share as if SFAS 142 had been effective as of November 1, 2000:

	Three months ended		Nine months ended
	July 31		July 31

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net Income
Reported net income	$18,362	$15,674	$48,564	$38,010
Add: goodwill amortization, net of tax	—	2,170	—	6,456

Adjusted net income	$18,362	$17,844	$48,564	$44,466

Basic income per share
Reported net income	$.78	$.76	$2.15	$1.81
Goodwill amortization	—	.12	—	.37

Adjusted net income	$.78	$.88	$2.15	$2.18

Diluted income per share
Reported net income	$.70	$.64	$1.86	$1.61
Goodwill amortization	—	.08	—	.27

Adjusted net income	$.70	$.72	$1.86	$1.88

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to resolve significant implementation issues related to SFAS 121. The Company intends to adopt SFAS 144 on November 1, 2002. SFAS 144 is not expected to significantly impact the assessment of impairment of long-lived assets by the Company, other than the fact that SFAS 144 removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. As indicated above, assessment of impairment of goodwill is required in accordance with the provisions of SFAS 142, which the Company adopted on November 1, 2001.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”) “Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30 and is effective beginning after May 15, 2002.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)” in its entirety and addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity’s commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company intends to adopt SFAS 146 early on November 1, 2002. Currently, SFAS 146 is not expected to significantly impact the assessment of such liability by the Company.

Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation with no effect on consolidated net income, equity or cash flows as previously reported.

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	July 31,	October 31,
	2002	2001

	(In thousands)
Equipment	$100,559	$87,245
Capital leases	70,189	49,695
Furniture and fixtures	27,036	25,375
Leasehold improvements	23,529	20,248
Construction in progress	38,340	11,752

	259,653	194,315
Less: accumulated depreciation and amortization	(110,137)	(87,318)

Net property and equipment	$149,516	$106,997

     The Company capitalizes certain costs incurred in the development of software for internal use, including external direct material costs, external service costs, payroll and employee-related costs and interest costs incurred during the period of development.

NOTE 3. DEBT COVENANTS

     The senior collateralized credit facility in effect as of July 31, 2002 was governed by affirmative and negative covenants. These covenants include restrictions on incurring additional debt; paying dividends or making distributions to the Company’s stockholders; making certain investments, including joint ventures; creating contingent obligations; incurring liability in a sale-leaseback transaction; incurring or assuming liens; exceeding limits on consolidated capital expenditures, which was recently amended to allow for the additional costs associated with the Company’s new Enterprise Resource Program; repurchasing or retiring capital stock; making subordinated junior debt payments; and violating specified financial covenants. The financial covenants include maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $185.0 million and a maximum leverage ratio of 3.00 to 1.00 for the period ended July 31, 2002. As of July 31, 2002, we were fully compliant with these covenants. The senior collateralized credit facility was terminated in connection with the EG&G acquisition and the related financings. See “Note 7. Subsequent Event” below.

NOTE 4. COMMITMENTS AND CONTINGENCIES

     Currently, the Company has limits of $125.0 million per loss and $125.0 million in the annual aggregate for general liability, professional errors and omissions liability, and contractor’s pollution liability insurance. These programs each have a self-insured claim retention of $1.0 million, $3.0 million and $0.25 million, respectively. With respect to various claims of Dames and Moore Group (“D-M”), an engineering and construction services firm acquired in June 1999, that arose from professional errors and omissions prior to the acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, it will have no coverage for claims made after its termination date even if the occurrence was during the term of coverage. The Company intends to maintain these policies, but there can be no assurance that the Company can maintain existing coverages or that claims will not exceed the available amount of insurance. The Company believes that any settlement of these claims will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

     Various other legal proceedings are pending against the Company or its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed the Company’s insurance coverage. Based on the Company’s previous experience with claims settlement and the nature of the pending legal proceedings, the Company does not believe that any of the legal proceedings are likely to result in a judgment against, or settlement by the Company, that would materially exceed its insurance coverage or have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 5. SEGMENT AND RELATED INFORMATION

     Management has organized the Company by geographic divisions. The divisions are Parent, Domestic and International. The Parent division comprises the Parent Company. The Domestic division comprises all offices located in the United States of America. The International division comprises all non-U.S. offices in the Americas (e.g., Canada, Mexico, Central and South America), in Europe and in Asia/Pacific (e.g., Australia, Indonesia, Singapore, and New Zealand).

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

As of July 31, 2002:	Parent	Domestic	International	Eliminations	Total

Total accounts receivable, net	$—	$633,905	$83,403	$—	$717,308
Total assets	$689,706	$1,593,451	$124,813	$(920,170)	$1,487,800
As of October 31, 2001:	Parent	Domestic	International	Eliminations	Total

Total accounts receivable, net	$—	$667,009	$78,170	$—	$745,179
Total assets	$665,015	$1,574,865	$116,995	$(893,499)	$1,463,376
For the Three Months Ended
July 31, 2002:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$528,526	$57,561	$(2,150)	$583,937
Segment operating income (loss)	$(6,715)	$47,443	$1,934	$—	$42,662
For the Three Months Ended
July 31, 2001:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$541,441	$52,351	$(2,594)	$591,198
Segment operating income (loss)	$(5,466)	$49,822	$359	$—	$44,715
For the Nine Months Ended
July 31, 2002:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$1,536,531	$161,257	$(6,443)	$1,691,345
Segment operating income (loss)	$(19,584)	$132,908	$4,618	$—	$117,942
For the Nine Months Ended
July 31, 2001:	Parent	Domestic	International	Eliminations	Total

Revenue	$—	$1,504,568	$153,426	$(5,176)	$1,652,818
Segment operating income (loss)	$(15,800)	$132,980	$2,666	$—	$119,846

     Operating income is defined as income before income taxes and net interest expense.

NOTE 6. SUPPLEMENTAL GUARANTOR INFORMATION

     In June 1999, the Company completed a private placement of $200.0 million principal amount of its 12 1/4% Senior Subordinated Exchange Notes due in the year 2009, which were exchanged in August 1999 for 12 1/4% Senior Subordinated Notes (the “Notes”) due in the year 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s wholly owned subsidiaries. Substantially all of the Company’s income and cash flow is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company’s debt service obligations are provided mainly by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company’s subsidiaries, could limit the Company’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. In addition, the $200 million of senior notes issued in connection with the EG&G acquisition are also guaranteed by certain of the Company’s wholly owned subsidiaries. See “Note 7. Subsequent Event” below.

     The following information sets forth the condensed consolidating balance sheets of the Company as of July 31, 2002 and October 31, 2001, the condensed consolidating statements of operations for the three and nine months ended July 31, 2002 and 2001, and the condensed consolidating statements of cash flows for the nine months ended July 31, 2002 and 2001. Entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	July 31, 2002

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$25,977	$6,751	$10,733	$—	$43,461
Accounts receivable, net	—	633,905	83,403	—	717,308
Prepaid expenses and other assets	16,454	15,972	3,509	—	35,935

Total current assets	42,431	656,628	97,645	—	796,704
Property and equipment, net	2,216	136,796	10,504	—	149,516
Goodwill, net	386,429	114,997	—	—	501,426
Investment in unconsolidated subsidiaries	247,644	656,884	15,642	(920,170)	—
Other assets	10,986	28,146	1,022	—	40,154

	$689,706	$1,593,451	$124,813	$(920,170)	$1,487,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,491	$13,383	$157	$—	$60,031
Accounts payable	(1,112)	126,331	15,256	—	140,475
Inter-company payable	91,962	(143,248)	50,628	658	—
Accrued expenses and other	6,099	60,851	15,213	—	82,163
Billings in excess of costs and accrued earnings on contracts in process	—	70,934	11,937	—	82,871

Total current liabilities	143,440	128,251	93,191	658	365,540
Long-term debt	499,703	34,540	568	—	534,811
Other	45,369	26,947	424	—	72,740

Total liabilities	688,512	189,738	94,183	658	973,091

Total stockholders’ equity	1,194	1,403,713	30,630	(920,828)	514,709

	$689,706	$1,593,451	$124,813	$(920,170)	$1,487,800

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

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended July 31, 2002

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Revenues	$—	$528,526	$57,561	$(2,150)	$583,937

Expenses:
Direct operating	—	324,228	31,459	(2,150)	353,537
Indirect, general and administrative	6,715	156,855	24,168	—	187,738
Interest expense, net	11,550	378	142	—	12,070

	18,265	481,461	55,769	(2,150)	553,345

Income (loss) before taxes	(18,265)	47,065	1,792	—	30,592
Income tax expense	10,391	29	1,810	—	12,230

Net income (loss)	(28,656)	47,036	(18)	—	18,362
Preferred stock dividend	1,055	—	—	—	1,055

Net income (loss) available for common stockholders	(29,711)	47,036	(18)	—	17,307
Other comprehensive income	—	—	2,550	—	2,550

Comprehensive income (loss)	$(29,711)	$47,036	$2,532	$—	$19,857

	Three Months Ended July 31, 2001

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Revenues	$—	$541,441	$52,351	$(2,594)	$591,198
Expenses:
Direct operating	—	335,640	28,689	(2,594)	361,735
Indirect, general and administrative	5,466	155,979	23,303	—	184,748
Interest expense, net	15,742	307	162	—	16,211

	21,208	491,926	52,154	(2,594)	562,694

Income (loss) before taxes	(21,208)	49,515	197	—	28,504
Income tax expense	12,230	356	244	—	12,830

Net income (loss)	(33,438)	49,159	(47)	—	15,674
Preferred stock dividend	2,322	—	—	—	2,322

Net income (loss) available for common stockholders	(35,760)	49,159	(47)	—	13,352
Other comprehensive income (loss)	—	—	131	—	131

Comprehensive income (loss)	$(35,760)	$49,159	$84	$—	$13,483

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)
(unaudited)

	Nine months Ended July 31, 2002

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Revenues	$—	$1,536,531	$161,257	$(6,443)	$1,691,345

Expenses:
Direct operating	—	938,089	85,399	(6,443)	1,017,045
Indirect, general and administrative	19,584	465,534	71,240	—	556,358
Interest expense, net	35,461	1,167	380	—	37,008

	55,045	1,404,790	157,019	(6,443)	1,610,411

Income (loss) before taxes	(55,045)	131,741	4,238	—	80,934
Income tax expense	29,454	195	2,721	—	32,370

Net income (loss)	(84,499)	131,546	1,517	—	48,564
Preferred stock dividend	5,939	—	—	—	5,939

Net income (loss) available for common stockholders	(90,438)	131,546	1,517	—	42,625
Other comprehensive income (loss)	—	—	121	—	121

Comprehensive income (loss)	$(90,438)	$131,546	$1,638	$—	$42,746

	Nine months Ended July 31, 2001

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Revenues	$—	$1,504,568	$153,426	$(5,176)	$1,652,818

Expenses:
Direct operating	—	908,931	83,240	(5,176)	986,995
Indirect, general and administrative	15,800	462,657	67,520	—	545,977
Interest expense, net	49,392	814	530	—	50,736

	65,192	1,372,402	151,290	(5,176)	1,583,708

Income (loss) before taxes	(65,192)	132,166	2,136	—	69,110
Income tax expense	29,042	1,265	793	—	31,100

Net income (loss)	(94,234)	130,901	1,343	—	38,010
Preferred stock dividend	6,771	—	—	—	6,771

Net income (loss) available for common stockholders	(101,005)	130,901	1,343	—	31,239
Other comprehensive income (loss)	—	—	(686)	—	(686)

Comprehensive income (loss)	$(101,005)	$130,901	$657	$—	$30,553

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months Ended July 31, 2002

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Cash flows from operating Activities:
Net income (loss)	$(84,499)	$131,546	$1,517	$—	$48,564

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	20,612	2,153	—	23,081
Amortization of financing fees	2,801	—	—	—	2,801
Receivable allowances	—	27	1,929	—	1,956
Stock compensation	1,707	—	—	—	1,707
Tax benefit of stock options	3,800	—	—	—	3,800
Effect of changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	33,077	(7,162)	—	25,915
Prepaid expenses and other assets	(914)	1,443	(2,474)	—	(1,945)
Accounts payable, accrued salaries and wages and accrued expenses	122,785	(133,768)	8,262	(120)	(2,841)
Billings in excess of costs and accrued earnings on contracts in process	—	(13,477)	828	—	(12,649)
Deferrals and other, net	4,944	10,291	(397)	120	14,958

Total adjustments	135,439	(81,795)	3,139	—	56,783

Net cash provided by operating activities	50,940	49,751	4,656	—	105,347

Cash flows from investing activities:
Capital expenditures	(1,604)	(41,978)	(2,673)	—	(46,255)

Net cash used by investing activities	(1,604)	(41,978)	(2,673)	—	(46,255)

Cash flows from financing activities:
Net increase (decrease) in long- term debt, bank borrowings and capital lease obligations	(42,174)	(10,393)	(3,578)	—	(56,145)
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	17,116	—	—	—	17,116

Net cash used by financing activities	(25,058)	(10,393)	(3,578)	—	(39,029)

Net increase (decrease) in cash	24,278	(2,620)	(1,595)	—	20,063
Cash and cash equivalents at beginning of period	1,699	9,371	12,328	—	23,398

Cash and cash equivalents at end of period	$25,977	$6,751	$10,733	$—	$43,461

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended July 31, 2001

			Subsidiary
		Subsidiary	Non-
		Guarantors	Guarantors
	Parent	(Domestic)	(International)	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(94,234)	$130,901	$1,343	$—	$38,010

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,901	21,252	2,171	—	31,324
Amortization of financing fees	2,692	—	—	—	2,692
Receivable allowances	—	(1,137)	1,701	—	564
Stock compensation	1,330	—	—	—	1,330
Tax benefit of stock options	3,424	—	—	—	3,424
Effect of changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(36,702)	1,927	—	(34,775)
Prepaid expenses and other assets	3,816	525	(2,698)	—	1,643
Accounts payable, accrued salaries and wages and accrued expenses	46,690	(82,307)	2,242	1,431	(31,944)
Billings in excess of costs and accrued earnings on contracts in process	—	4,817	4,837	—	9,654
Deferrals and other, net	(1,869)	7,304	(10,701)	(1,431)	(6,697)

Total adjustments	63,984	(86,248)	(521)	—	(22,785)

Net cash provided (used) by operating activities	(30,250)	44,653	822	—	15,225

Cash flows from investing activities:
Capital expenditures	(684)	(16,293)	(2,108)	—	(19,085)

Net cash used by investing activities	(684)	(16,293)	(2,108)	—	(19,085)

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings, and capital lease obligations	1,625	(7,157)	(3,786)	—	(9,318)
Proceeds from sale of common shares through Employee Stock Purchase Plan and exercise of stock options	8,492	—	—	—	8,492

Net cash used by financing activities	10,117	(7,157)	(3,786)	—	(826)

Net increase (decrease) in cash	(20,817)	21,203	(5,072)	—	(4,686)
Cash and cash equivalents at beginning of period	10,901	(5,820)	18,612	—	23,693

Cash and cash equivalents at end of period	$(9,916)	$15,383	$13,540	$—	$19,007

NOTE 7. SUBSEQUENT EVENT

     On August 22, 2002, the Company acquired Carlyle-EG&G Holdings Corp. (“EG&G”) and Lear Siegler Services, Inc. (“Lear Siegler”), both privately held, for an aggregate purchase price of $491.6 million. The aggregate purchase price included the issuance of 4,957,359 shares of our common stock, valued at $112.3 million (based on the price of the common stock on the closing date), issuance of 100,000 shares of Series D Senior Nonvoting Participating Convertible Preferred Stock, valued at $47.8 million (based on the price of the common stock on the closing date), $175.9 million in cash, and the assumption and retirement of $155.6 million of EG&G and Lear Siegler debt. The financing for the EG&G and Lear Siegler acquisition (the “EG&G acquisition”) was partially provided by borrowings through a new senior secured credit facility and the issuance of $200 million of senior notes. Financing proceeds in excess of the cash needed at closing were used to refinance the Company’s then-existing senior collateralized credit facility.

     The new senior secured credit facility provides for a $125 million term loan A, a $350 million term loan B and a $200 million revolving credit facility. As part of the financing related to the EG&G acquisition, the Company borrowed $475 million under the term loan facilities. Borrowings under the term loans will become due and are payable in quarterly installments beginning on January 31, 2003 and ending on August 22, 2007 and August 22, 2008 for term loan A and term loan B, respectively. The revolving credit facility is repayable in full on August 22, 2007.

     All loans outstanding under the new senior secured credit facility bear interest at a floating rate per annum based either on the administrative agent’s “Base Rate” or “LIBOR” plus an applicable margin. At closing, the applicable margin over LIBOR was 3.0% for term loan A, 3.5% for term loan B and 3.0% for the revolving credit facility. The new senior secured credit facility is guaranteed by most of our domestic subsidiaries and is secured by substantially all of Company’s assets.

     On August 22, 2002, the Company issued $200 million aggregate principal amount of 11 1/2% senior notes for net proceeds of approximately $195.3 million, net of $4.7 million of original issue discount. The 11 1/2% senior notes are due in 2009. Each note bears interest at 11 1/2% per annum. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2003. The notes are effectively subordinated to our new senior secured credit facility to the extent of the assets securing the senior secured credit facility.

     Certain of our wholly owned subsidiaries fully and unconditionally guarantee the notes on a joint and several basis. The Company may redeem any of the notes beginning September 15, 2006. The initial redemption price is 105.750% of their principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2006 and will be 100% of their principal amount, plus accrued and unpaid interest beginning on September 15, 2008.

     The EG&G acquisition will be accounted for using the purchase method of accounting. For the year ended December 31, 2001, EG&G’s and Lear Siegler’s revenues were $877.6 million. EG&G’s and Lear Siegler’s results are not included in the Company’s results for the year ended October 31, 2001 or the three and nine month periods ended July 31, 2002.

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

OVERVIEW

     We are an engineering services firm with domestic and international clients that include local, state and federal government agencies and private clients in a broad array of industries. On August 22, 2002, we acquired Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (“EG&G”). See “Note 7. Subsequent Event under Item 1 — Notes to Consolidated Financial Statements” above. EG&G is a provider of technical operations and maintenance services to the U.S. government, including NASA, the Departments of Justice, Energy and Transportation and the military. EG&G’s services include the management of military bases and ranges, logistics and distribution center operations, program management and acquisition support for weapons systems, system integration, upgrading and maintaining military equipment, flight training for military pilots, and other services related to global threat reduction and homeland defense.

     During the past nine months and in particular during the third quarter of 2002, we experienced certain negative trends in our state and local government business and our private sector business, which adversely impacted our revenues and profit margins. We experienced a decrease in the demand for our services in our state and local government business. We believe this decreased demand is the result of state and local governments deferring projects because of the current economic conditions and the related sharp decline in personal income, sales and corporate tax revenues at the state and local levels utilized to fund these projects. In our private sector business, particularly with large industrial and petrochemical clients, we have faced increased pricing pressures due to the current economic conditions, which have resulted in decreased margins in the third quarter of 2002. In contrast, our federal government business has remained strong with continued growth through our third quarter. We believe that the EG&G acquisition, by increasing our federal government business from approximately 18% to 41% of our revenues, will shift our business in the direction of markets that we believe offer good growth potential for the Company.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves exercise of judgment and use of assumptions as to future uncertainties. As a result, actual results could differ from these estimates.

     Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended October 31, 2001.

     Revenue Recognition

     We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. Currently, approximately one-third of our revenues is recognized under each of the contract types. At July 31, 2002, we had approximately 5,000 active jobs, none of which represents more than 1% of our total revenues for the quarter. If estimated total costs on any contract indicate a loss, the entire estimated loss is charged to operations in the period the loss first becomes known.

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

     Substantially all of the EG&G businesses’ fixed-price contracts are fixed-price per unit (“FPPU”) contracts, which differ from the firm price type of fixed-price contracts discussed above. Under FPPU contracts, clients pay a set fee for each unit provided. The EG&G businesses are generally guaranteed a minimum number of units at a fixed price. The EG&G businesses’ profit margins under FPPU contracts generally fluctuate with the number of units of service provided.

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

     As part of our adoption of SFAS 142, we completed the initial impairment tests during the first quarter of fiscal year 2002, and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, our estimated fiscal year 2002 effective tax rate has been reduced to approximately 40%. If amortization expense related to goodwill that is no longer amortized had been excluded from operating expenses for the quarter and year-to-date ended July 31, 2001, and if the effective tax rate remained at 45%, diluted earnings per share for the three and nine months ended July 31, 2001 would have increased by $0.08 and $0.27, respectively.

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

RESULTS OF OPERATIONS

Third quarter ended July 31, 2002 vs. July 31, 2001

     Consolidated

     Our revenues were $583.9 million for the quarter ended July 31, 2002, a decrease of $7.3 million, or 1.2%, from the amount reported for the same period last year. The decrease is due to pricing pressures and the effect of the deteriorating economic conditions, as discussed in the “Overview” section above.

     Direct operating expenses for the quarter ended July 31, 2002, which consist of direct labor and other direct expenses, including subcontractor costs, decreased $8.2 million, or 2.3% from the amount reported for the same period last year, due to a decrease in the use of subcontractors and a decrease in other direct costs as a result of the decrease in revenues. Indirect, general and administrative expenses (“IG&A”) for the quarter ended July 31, 2002 increased $3.0 million, or 1.6%, from the amount reported for the same period last year due to an increase in indirect labor, benefits and rental expense, which was partially offset by the decrease in amortization expense of $4.0 million as a result of implementing SFAS 142. Net interest expense for the quarter ended July 31, 2002 decreased $4.1 million due to repayments of our long-term debt and to decreases in interest rates.

     Our earnings before income taxes were $30.6 million for the quarter ended July 31, 2002, compared to $28.5 million for the same period last year. Our effective income tax rates for the quarters ended July 31, 2002 and 2001 were approximately 40% and 45%, respectively. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142, which removed certain differences between book and tax income.

     We reported net income of $18.4 million, or $0.70 per share on a diluted basis, for the quarter ended July 31, 2002, compared with $15.7 million, or $0.64 per share on a diluted basis, for the same period last year.

     Our backlog of signed contracts was $1,639.8 million at July 31, 2002, as compared with $1,684.1 million at October 31, 2001.

     Domestic Segment Including Parent Company

     Revenues for the domestic segment were $528.5 million for the quarter ended July 31, 2002, a decrease of $12.9 million, or 2.4%, from the amount reported for the same period last year. The decrease was due to pricing pressures and the effect of the deteriorating economic conditions as discussed in the “Overview” section above.

     Domestic direct operating expenses for the quarter ended July 31, 2002 decreased $11.4 million, a 3.4% decrease from the amount reported for the same period last year, due to a decrease in other direct costs as a result of a decrease in revenues and a decrease in the use of subcontractors. IG&A expenses for the quarter ended July 31, 2002 increased $2.1 million, or 1.3%, from the amount reported for the same period last year, due to an increase in indirect labor, benefits and rental expense during the quarter, which was partially offset by a decrease in amortization expense of $4.0 million as a result of implementing SFAS 142. Interest expense decreased $4.1 million due to repayments of our long-term debt and to decreases in interest rates.

     International Segment

     Revenues for the international segment were $57.6 million for the quarter ended July 31, 2002, an increase of $5.2 million, or 10.0%, from the amount reported for the same period last year. The increase was mainly due to increased demand for our services, an increase in pass-through revenues, and the effect of foreign currency exchange fluctuations.

     Foreign direct operating expenses for the quarter ended July 31, 2002 increased $2.8 million, a 9.7% increase from the amount reported for the same period last year, primarily due to the effect of foreign currency exchange fluctuations as well as increases in the use of subcontractors and in pass-through expenses. IG&A expenses for the quarter ended July 31, 2002 increased $0.9 million, or 3.7%, from the amount reported for the same period last year, primarily due to an increase in indirect labor, benefits, travel and recruiting expenses, and rental expense, in addition to the effect of the foreign currency exchange fluctuations.

Nine months ended July 31, 2002 vs. July 31, 2001

     Consolidated

     Our revenues were $1,691.3 million for the nine months ended July 31, 2002, an increase of $38.5 million, or 2.3%, over the amount reported for the same period last year. The increase is due to increased demand for our services during the first two quarters compared to the same periods last year, which more than offset the decrease in revenues during the third quarter noted above.

     Direct operating expenses for the nine months ended July 31, 2002, which consist of direct labor and other direct expenses, including subcontractor costs, increased $30.1 million, an increase of 3.0% over the amount reported for the same period last year, due to an increase in the use of subcontractors and an increase in direct labor and other direct costs as a result of the increase in revenues. IG&A expenses for the nine months ended July 31, 2002 increased $10.4 million, or 1.9%, from the amount reported for the same period last year, due to an increase in indirect labor, benefits and rental expense, which was partially offset by the decrease in amortization expense of $11.7 million as a result of implementing SFAS 142. Net interest expense for the nine months ended July 31, 2002 decreased $13.7 million due to repayments of our long-term debt and a decrease in interest rates.

     Our earnings before income taxes were $80.9 million for the nine months ended July 31, 2002, compared to $69.1 million for the same period last year. Our effective income tax rates for the nine months ended July 31, 2002 and 2001 were approximately 40% and 45%, respectively. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142, which removed certain differences between book and tax income.

     We reported net income of $48.6 million, or $1.86 per share on a diluted basis, for the nine months ended July 31, 2002, compared with $38.0 million, or $1.61 per share on a diluted basis, for the same period last year.

     Our backlog of signed contracts was $1,639.8 million at July 31, 2002, as compared with $1,655.4 million at July 31, 2001. See “Risk Factors — Termination of all or some of our backlog of orders could negatively affect our revenues.”

     Domestic Segment Including Parent Company

     Revenues for the domestic segment were $1,536.5 million for the nine months ended July 31, 2002, an increase of $32.0 million, or 2.1%, over the amount reported for the same period last year. The increase was due to increased demand for our services during the first two quarters compared to the same periods last year, which more than offset the decrease in revenues during the third quarter noted above.

     Domestic direct operating expenses for the nine months ended July 31, 2002 increased $29.2 million, a 3.2% increase over the amount reported for the same period last year, as a result of an increase in the use of subcontractors, and an increase in other direct costs as a result of the increase in revenues. IG&A expenses for the nine months ended July 31, 2002 increased $6.7 million, or 1.4%, from the amount reported for the same period last year, due to an increase in indirect labor, benefits and rental expense, which was partially offset by a decrease in amortization expense of $11.7 million as a result of implementing SFAS 142. Interest expense decreased $13.6 million due to repayments of our long-term debt and to a decrease in interest rates.

     International Segment

     Revenues for the international segment were $161.3 million for the nine months ended July 31, 2002, an increase of $7.8 million, or 5.1%, from the amount reported for the same period last year. The increase was mainly due to increased demand for our services, an increase in pass-through revenues, and the effect of foreign currency exchange fluctuations.

     Foreign direct operating expenses for the nine months ended July 31, 2002 increased $2.2 million, a 2.6% increase from the amount reported for the same period last year, primarily due to the increase in other direct costs and direct labor and to the effect of foreign currency exchange fluctuations. Indirect, general and administrative expenses for the nine months ended July 31, 2002 increased $3.7 million, or 5.5%, from the amount reported for the same period last year, primarily due to an increase in indirect labor, benefits, and external services, in addition to the effect of foreign currency exchange fluctuations.

Liquidity and Capital Resources

     Our liquidity and capital resource measurements are set forth in the table below:

	July 31, 2002	October 31, 2001

	(in millions)
Working capital	$431.2	$427.4
Cash and cash equivalents	43.5	23.4

     During the nine months ended July 31, 2002, we generated $105.3 million from operations and $17.1 million of proceeds from sales of common stock through the Employee Stock Purchase Plan, and exercises of stock options. We used $56.1 million, net of additional borrowings, to repay debt and $46.3 million for capital expenditures. During the nine months ended July 31, 2002, we borrowed various amounts under our revolving line of credit that totaled in the aggregate $52.6 million and repaid the entire outstanding balance by the end of the third quarter.

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

     Our primary sources of liquidity during the third quarter of fiscal 2002 were cash flow from operations and borrowings under the senior collateralized credit facility, if necessary. Our primary uses of cash were to fund our working capital and capital expenditures and to service our debt. In connection with the EG&G acquisition, we replaced the senior collateralized credit facility with a new $675 million senior secured credit facility, which includes a $200 million revolving line of credit. We believe that our existing financial resources, together with our planned cash flow from operations and credit facilities, will provide sufficient resources to fund our combined operations and capital expenditure needs for the foreseeable future.

     Collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts; however, current economic downturn may impact our client base and as such, may impact their credit-worthiness and our ability to collect cash to meet our operating needs. In addition, as discussed in more detail below, we are in the process of designing, testing and implementing a new company-wide accounting and project management system (the “ERP”). In connection with the implementation of the ERP, we expect a temporary increase in accounts receivables during the fourth quarter of fiscal 2002 of approximately $40 million. As a result, we may temporarily increase our borrowings under our revolving line of credit to offset any decrease in liquidity caused by the increase in accounts receivables.

     Below is a table containing information for our contractual obligations and commercial commitments followed by narrative descriptions.

		Principal Payments Due by Period (In thousands)

		Less Than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Long Term Debt (Principal Only):
As of July 31, 2002:
Senior collateralized credit facility (1)	$338,736	$46,301	$114,840	$177,595	$—
12 1/4% senior subordinated notes	200,000	—	—	—	200,000
8 5/8% senior subordinated debentures (2)	6,455	—	6,455	—	—
6 1/2% convertible subordinated debentures (2)	1,798	—	—	—	1,798
Capital lease obligations	47,658	13,283	24,005	10,370	—
Other indebtedness	1,525	356	987	182	—

Additional debt as of August 22, 2002 (the closing of the EG&G acquisition):
New senior secured credit facility
Term loan A	125,000	9,375	40,625	65,625	9,375
Term loan B	350,000	2,625	7,000	7,000	333,375
11 1/2% senior notes (2)	200,000	—	—	—	200,000

		Total		Remaining
	Total	Committed to Letters	Amount	Amount
Other Commitments	Commitment	Of Credit	Drawn	Available

	(In thousands)
As of July 31, 2002:
Revolving line of credit (1)	$100,000	$36,954	$—	$63,046

As of August 22, 2002 (the closing of the EG&G acquisition):
New revolving line of credit (3)	$200,000	$42,338	$—	$157,662

(1)	Our senior collateralized credit facility, including the revolving line of credit thereunder, was repaid in full, terminated and replaced with the new senior secured credit facility on August 22, 2002.

(2)	Amounts shown exclude remaining original issue discounts of $1,306, $24, and $4,720 for the 8 5/8% senior subordinated debentures, the 6 1/2% convertible subordinated debentures and the 11 1/2% senior notes, respectively.

(3)	Reflects the revolving line of credit under the new senior secured credit facility and amounts committed to Letters of Credit as of August 22, 2002 taking into account the effect of the EG&G acquisition.

     Senior secured credit facility. The new senior secured credit facility provides for a $125 million term loan A, a $350 million term loan B and a $200 million revolving line of credit. As part of the financing related to the EG&G acquisition, on August 22, 2002, we borrowed $475 million under the term loan facilities and had outstanding letters of credit aggregating $42.3 million, which reduced the amount available to us under our revolving credit facility to $157.7 million. Principal amounts under the term loans will become due on a quarterly basis beginning on January 31, 2003 through August 22, 2007 and August 22, 2008 for term loan A and term loan B, respectively. The revolving line of credit is repayable in full on August 22, 2007.

     All loans outstanding under the new senior secured credit facility bear interest at a floating rate per annum based either on the administrative agent’s “base rate” or “LIBOR” plus an applicable margin. The applicable margin is currently 3.00% for the term loan A, 3.50% for the term loan B and 3.00% for the revolving line of credit.

     As July 31, 2002, our revolving credit facility with the Bank provided for advances of up to $100.0 million. At July 31, 2002 we had outstanding letters of credit aggregating $37.0 million, which reduced the amount available to us under our revolving credit facility to $63.0 million.

     The new senior secured credit facility contains certain financial covenants, including the maintenance of a minimum current ratio of 1.5 to 1.00, a minimum fixed charge coverage ratio of 1.05 to 1.00 for the period ending January 31, 2003, and a maximum ratio of consolidated total funded debt to consolidated EBITDA of 4.25 to 1.00 for the period ending April 30, 2003. The new senior secured credit facility also contains customary affirmative and negative covenants, including, without limitation, restrictions on mergers, consolidations, acquisitions, sale of assets, payment of dividends, redemptions or repurchases of stock, transactions with stockholders and affiliates, liens, capital expenditures, negative pledges, indebtedness, contingent obligations and investments.

     The old senior collateralized credit facility contained financial covenants, including the maintenance of a minimum current ratio of 1.20 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $185.0 million and a maximum leverage ratio of 3.00 to 1.00 for the period ended July 31, 2002. As of July 31, 2002, we were fully compliant with these covenants.

     11 1/2% Senior Notes. On August 22, 2002, we issued $200 million aggregate principal amount of 11 1/2% senior notes for net proceeds of approximately $195.3 million, net of $4.7 million of original issue discount. The 11 1/2% senior notes are due in 2009. Each note bears interest at 11 1/2% per annum. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2003. The notes are effectively subordinated to our new senior secured credit facility to the extent of the assets securing the senior secured credit facility.

     Certain of our wholly owned subsidiaries fully and unconditionally guarantee the notes on a joint and several basis. We may redeem any of the notes beginning September 15, 2006. The initial redemption price is 105.750% of their principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2006 and will be 100% of their principal amount, plus accrued and unpaid interest beginning on September 15, 2008.

     12 1/4% Senior Subordinated Notes. Our 12 1/4% senior subordinated notes are due in 2009. Each note bears interest at 12 1/4% per annum. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The notes are subordinate to the senior collateralized credit facility. As of July 31, 2002, we owed $200.0 million on our notes.

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

     8 5/8% Senior Subordinated Debentures. Our 8 5/8% debentures are due in 2004. Interest is payable semiannually in January and July. The 8 5/8% debentures are subordinate to the senior collateralized credit facility. As of July 31, 2002, we owed approximately $6.5 million on the 8 5/8% debentures.

     6 1/2% Convertible Subordinated Debentures. Our 6 1/2% debentures are due in 2012 and are convertible into shares of common stock at the rate of $206.30 per share. Interest is payable semi-annually in February and August. Sinking fund payments calculated to retire 70% of the 6 1/2% debentures prior to maturity began in February 1998. The 6 1/2% debentures are subordinate to the senior collateralized credit facility. As of July 31, 2002, we owed approximately $1.8 million on the 6 1/2% debentures.

     Capital Leases. As of July 31, 2002, we had approximately $47.7 million in obligations under our capital leases, consisting primarily of leases for vehicles, office equipment and technical equipment.

     Other indebtedness. Our other indebtedness includes notes payable. As of July 31, 2002, we owed approximately $1.5 million.

Derivative Financial Instruments

     We are exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. We entered into an interest rate cap agreement to protect against this risk. This agreement expired on July 31, 2002 and was not renewed. From an economic standpoint, the cap agreement provided us with protection against LIBOR interest rate increases above 7%. For accounting purposes, we elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which we adopted on November 1, 2000, changes in the fair market value of the cap agreement were included in indirect, general and administrative expenses in the Consolidated Statements of Operations.

Series D Senior Convertible Participating Preferred Stock

     In connection with the EG&G acquisition, we issued 100,000 shares of our Series D Senior Convertible Participating Preferred Stock. If approved by a majority of our stockholders at a special meeting anticipated to be held on or about October 31, 2002, the Series D Preferred Stock will automatically convert into an aggregate of 2,106,675 shares of our common stock, subject to possible anti-dilution adjustments between closing and the date on which the Series D Preferred Stock is actually converted into common stock. The aggregate liquidation preference of the Series D Preferred Stock is $46.7 million. Holders of the Series D Preferred Stock have voting rights in respect of certain corporate actions, including, but not limited to, certain changes to our certificate of incorporation and bylaws, the creation of senior equity securities and certain transactions with respect to our common stock. The holders of the Series D Preferred Stock share on an as-converted basis in any dividends or distributions that we pay on the common stock.

     If our stockholders fail to approve the conversion of the Series D Preferred Stock within 180 days of the closing of the EG&G acquisition, at the election of the holders of a majority of the outstanding shares of Series D Preferred Stock, each share of Series D Preferred Stock will be convertible into one share of Series E Senior Cumulative Convertible Participating Preferred Stock. The Series E Preferred Stock will be automatically converted into shares of our common stock at a conversion ratio equal to the conversion ratio of the original Series D Preferred Stock for which it was exchanged (subject to certain adjustments due to accrued but unpaid dividends) if we obtain approval from a majority of our stockholders within 270 days of the closing of the EG&G acquisition. If we obtain such approval more than 270 days after the closing, then each share of Series E Preferred Stock will be convertible into common stock at the option of the holder and all shares of Series E Preferred Stock will automatically convert into common stock upon the affirmative vote of holders of a majority of the outstanding shares of Series E Preferred Stock. The holders of Series E Preferred Stock will have voting rights in respect of certain corporate actions, including, but not limited to, certain changes to our certificate of incorporation and bylaws, the creation of senior equity securities, certain transactions with respect to our common stock, the incurrence of certain indebtedness and certain purchases of assets. The liquidation preference of the Series E Preferred Stock will be equal to the liquidation preference of the original Series D Preferred Stock for which it was exchanged, subject to adjustments due to accrued but unpaid dividends, and the holders of the Series E Preferred Stock will be entitled to receive cumulative per share dividends at an initial rate of 12.5% per annum, payable on a quarterly basis, of the liquidation preference beginning at the closing of the EG&G acquisition and until stockholder approval is obtained, increasing by 2% per quarter subject to a 22.5% cap. If we fail to pay six or more quarterly dividends, the holders of Series E Preferred Stock will have the right to elect two directors at our next annual meeting and at each subsequent annual meeting. Upon a change of control, each holder of Series E Preferred Stock would have the right to require us to repurchase the Series E Preferred Stock at a price per share equal to the greater of 120% of the liquidation preference for a share of Series E Preferred Stock and the current market price of all common stock issuable upon conversion of a share of Series E Preferred Stock. In addition, to the extent permitted by the senior debt, we are required to use the proceeds from certain sales of our securities or assets to repurchase the Series E Preferred Stock. The Series E Preferred Stock is subject to anti-dilution adjustments for certain issuances of our securities below the conversion price for the Series E Preferred Stock. The Series E Preferred Stock is redeemable at the option of the holders on the earlier of August 2007 or the date on which all indebtedness under the new senior secured credit facility, the notes, the 12 1/4% senior subordinated notes and certain other indebtedness, including any refinancings of such indebtedness, is repaid in full. We may redeem the Series E Preferred Stock, at our option, at a price per share equal to the liquidation preference, at any time after August 2010.

Series B Preferred Stock

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

Enterprise Resource Program (ERP)

     During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and transition to a new JD Edwards ERP system. Following our acquisition of Dames & Moore in 1999, we operated nine separate ERP systems, which we reduced to four systems by 2001. We launched an initial implementation of the new ERP system in early August 2002. It currently covers approximately $1.2 billion of our revenues and we anticipate that the initial implementation will result in a temporary increase in account receivables of approximately $40 million during the fourth quarter of fiscal 2002 as billings are delayed. We plan to move the rest of our operations onto the new system over the next twelve months. We estimate that full implementation of the new ERP system will reduce average days sales outstanding from the 100s to the low 90s.

     We estimated the costs of implementing the new ERP system, including hardware, software licenses, consultants, internal staffing costs and training, to be approximately $50.0 million. As of July 31, 2002, we had incurred a total of approximately $45.3 million for this project, with the remaining costs to be incurred over the next twelve months. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our line of credit as alternative financing for expenditures to be incurred for this project.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our actual results:

We may not be able to integrate the EG&G businesses successfully and achieve anticipated cost savings and other benefits from the EG&G acquisition.

     We will only achieve the efficiencies, cost reductions and other benefits that we expect to result from the EG&G acquisition if we can successfully integrate the EG&G businesses’ administrative, finance, technical and marketing organizations and implement appropriate operations, financial and management systems and controls. We may have insufficient management resources to accomplish the integration, and even if we are able to integrate the EG&G acquisition successfully, we may not realize the level of cost savings and other benefits that we currently expect to achieve.

     The integration of the EG&G businesses’ operations with our own will involve a number of risks, including:

•	the disruption of our business and the diversion of our management’s attention from other business concerns;

•	unanticipated expenses related to integration;

•	the potential failure to realize anticipated revenue opportunities associated with the EG&G acquisition;

•	the possible loss of our key professional employees or those of the EG&G businesses;

•	the potential failure to replicate our operating efficiencies in the EG&G businesses’ operations;

•	our increased complexity and diversity compared to our operations prior to the EG&G acquisition;

•	the possible negative reaction of clients to the EG&G acquisition; and

•	unanticipated problems or legal liabilities.

     If we do not succeed in addressing these challenges or any other difficulties encountered in the transition and integration process, our business, financial condition and results of operations would be adversely affected.

We have begun to experience the adverse effects of the current economic downturn. If the current downturn continues, our revenues could decline and our financial condition may deteriorate.

     In response to reduced revenues caused by the current economic downturn, our clients are likely to cut costs and delay, curtail or cancel projects with us. Our clients may also demand better pricing terms. In addition, the current economic downturn may impact our clients’ creditworthiness and our ability to collect cash from them to meet our operating needs. We have already begun to notice a decrease in our margins, and in the future, we may see an increase in the average number of days to convert billed accounts receivable into cash. Accordingly, if current economic conditions do not improve, our revenues and profits may suffer and our operating cash may decrease.

Our substantial indebtedness could adversely affect our financial condition.

     We are a highly leveraged company. As of July 31, 2002, we had approximately $594.8 million of outstanding indebtedness and on a pro forma basis after giving effect to the EG&G acquisition, we would have had $926.4 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

•	it may limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may restrict us from making strategic acquisitions or exploiting business opportunities;

•	it may make us more vulnerable to a downturn in our business or the economy; and

•	a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness and is not available for other purposes.

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

     Our senior secured credit facility and our obligations under our outstanding notes limit our ability to sell assets and also restrict the use of proceeds from any such sale. Moreover, the senior secured credit facility is secured by substantially all of our assets. Furthermore, substantial portions of our assets are, and may continue to be, intangible assets. Therefore, we cannot assure you that our assets could be sold quickly enough or for sufficient amounts to enable us to meet our debt obligations.

We are a holding company and therefore depend on our subsidiaries to service our debt.

     We have no direct operations and no significant assets other than the stock of our subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or the principal of such debt at maturity.

Restrictive covenants in our senior secured credit facility and the indenture relating to our outstanding notes may restrict our ability to pursue business strategies.

     Our senior secured credit facility and the indentures relating to our outstanding notes restrict our ability to, among other things:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	create liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

     Our senior secured credit facility will also require us to maintain certain financial ratios. We may not be able to maintain these ratios. In addition, if we fail to obtain stockholder approval for the conversion of our series D preferred stock into shares of common stock, our series D preferred stock will convert into series E preferred stock, which contains covenants that restrict our ability to incur additional indebtedness and purchase certain assets. The covenants in various debt instruments and, if issued, our series E preferred stock may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

     If we default under our various debt obligations, the lenders could require immediate repayment of the entire principal. If the lenders require immediate repayment on the entire principal, we will not be able to repay them, and our inability to meet our debt obligations could have a material adverse effect on our business, financial condition and results of operations.

We derive a substantial portion of our revenues from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business and our ability to meet our debt obligations.

     We derive approximately 57% of our revenues from local, state and federal government agencies. Giving effect to the EG&G acquisition, this percentage is expected to increase to 69%. The demand for our services will be directly related to the level of government program funding. The success and further development of our business depend, in large part, upon the continued funding of these government programs and upon our ability to participate in these government programs. Factors that could materially affect our government contracting business include:

•	changes in and delays or cancellations of government programs, requirements or appropriations;

•	curtailment of the use of government contracting firms;

•	changes in political climate with regard to the funding or operation of the services we provide;

•	budget constraints or policy changes resulting in delay or curtailment of expenditures relating to environmental remediation services;

•	the adoption of new laws or regulations affecting our contracting relationships with local or state governments or the federal government;

•	unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with local or state governments or the federal government;

•	disputes with or improper activity by a subcontractor; and

•	general economic conditions.

     These and other factors could cause government agencies to reduce their purchases or orders under contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions, any of which could have a material adverse effect on our financial condition and operating results.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities.

     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our clients, and in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially for state and local government contracts.

Our government contracts may be terminated at any time prior to their completion.

     Government clients can terminate or modify any of their contracts with us at their convenience. In addition, many of these government contracts are subject to renewal or extension annually. If a government client terminates a contract or fails to renew or extend a contract, our backlog may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. A termination due to our unsatisfactory performance could expose us to liability and have a material adverse effect on our ability to recompete for future contracts and orders. In cases where we are a subcontractor, the prime contract under which we are a subcontractor could be terminated, irrespective of the quality of our services as a subcontractor or our relationship with the relevant government agency. Our government clients can also reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

Termination of all or some of our backlog of orders could negatively affect our revenues.

     The contracts comprising our backlog estimates may not result in actual revenues in any particular period. These estimates are based on our experience under these contracts and similar contracts and may not be accurate. Our contract backlog consists of the amount billable at a particular point in time for future services under signed and funded contracts, including the full term of multi-year government contracts for which funds must be appropriated on an annual basis.

Our business could be adversely affected by a negative government audit.

     Government agencies, such as the United States Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse us for these costs, or if they are already reimbursed, we must refund these costs. Therefore, an audit could result in a substantial adjustment to our financial results or statement of operations.

     Moreover, if the agencies determine that we or a subcontractor engaged in improper conduct, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition. In addition, it could have a negative impact on our reputation. Our compliance programs are designed to prevent any such improper conduct, but do not provide absolute assurance that improper conduct will not occur in the future.

We may be unable to estimate accurately our costs in performing services for our clients. This may cause us to have low profit margins or incur losses.

     We enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which are subject to a contract-ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Profitability on these types of contracts is driven by billable headcount and control of costs and overhead. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially affected.

We may incur substantial costs of compliance with, or liabilities under, environmental laws and regulations.

     A substantial portion of our business involves the planning, design and program and construction management of pollution control facilities as well as the assessment and management of remediation activities at hazardous waste or military bases. Federal laws, including the Resource Conservation and Recovery Act of 1976, as amended, or RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, as well as various state and local laws strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. In addition, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities, any of which could have a material adverse effect on our operations or financial position.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services.

     Federal and state laws, regulations, and programs related to pollution and environmental protection generate, either directly or indirectly, much of our environmental business. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services and may have a material effect on our business or financial condition. The outlook for congressional action on CERCLA legislation in the remainder of fiscal 2002 remains unclear.

Our liability for damages due to legal proceedings may be significant. Our insurance may not be adequate to cover this risk.

     Various legal proceedings are pending against us alleging, among other things, breaches of contract, failure to comply with environmental laws and regulations, or negligence in connection with our performance of professional services. In some actions, punitive or treble damages are sought that substantially exceed our insurance coverage. Some actions involve allegations that are not insured. If we sustain damages greater than our insurance coverage, or the damages are not insured, there could be a material adverse effect on our business, financial condition and results of operations.

     Our engineering practices, including general engineering and civil engineering services, involve professional judgments about the nature of soil conditions and other physical conditions, including the extent to which toxic and hazardous materials are present, and about the probable effect of procedures to mitigate problems or otherwise affect those conditions. If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages incurred by our clients. These resulting damages could be substantial.

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

     We operate in highly fragmented and very competitive markets in our service areas. As a result, we compete with many engineering and consulting firms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we compete. In addition, some of our competitors have substantially more financial resources and/or financial flexibility than we do. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. These competitive forces could have a material adverse effect on our business, financial condition and results of operations.

Our international operations are subject to a number of risks that could adversely affect the results from these operations and our overall business.

     As a worldwide provider of engineering services, we have operations in over 20 countries and derive approximately 10% of our revenues from international operations. The EG&G businesses do not have any foreign subsidiaries. However, the EG&G businesses and our domestic subsidiaries engage in business abroad. International business is subject to a variety of risks, including:

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communications challenges;

•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	exposure to liability under the Foreign Corrupt Practices Act; and

•	general economic and political conditions in these foreign markets.

     These and other risks associated with international operations could have a material adverse effect on our business, financial condition and results of operations.

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

     We are in the process of designing, testing and installing a company-wide accounting and project management system. As a result of the transition to this new system, we may experience reduced cash flow due to an inability to issue invoices to our customers and collect cash in a timely manner. If we ultimately decide to reject the new system, we will write off the costs incurred in connection with the transition, which we estimate will be approximately $50 million. Furthermore, the EG&G acquisition may increase the difficulty of integrating this new accounting and project management system with respect to the EG&G businesses.

Terrorist attacks may affect our ability to conduct business.

     Recent terrorist attacks on the United States of America present a potential threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We may need to take steps to increase security and add other protections against terrorist threats and may incur significant costs in doing so. In addition, a terrorist attack could cause significant structural damage to our facilities, which could cause a disruption of our information systems and loss of financial data and certain customer data, which may affect our ability to conduct business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our new senior secured credit facility. Assuming outstanding indebtedness of $475 million under our new senior secured credit facility, if market rates average 1% more in the next twelve months, our net of tax interest expense would increase by approximately $2.8 million. Conversely, if market rates average 1% less over the next twelve months, our net of tax interest expense would decrease by approximately $2.8 million.

ITEM 4. CONTROLS AND PROCEDURES

     In the quarter ended July 31, 2002, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 4 of the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Mandatorily Redeemable Series B Exchangeable Convertible Preferred Stock. In June 1999, we issued 46,082.95 shares of our Series A Preferred Stock and 450,000 shares of our Series C Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100 million. The proceeds of this issuance were used in connection with the Dames & Moore acquisition. The issuance of the Series A Stock and Series C Stock was exempt from registration under the Securities Act of 1933, as amended (the “Act”) in reliance on Regulation D promulgated under the Act. We paid a transaction fee of $1.5 million to RCBA Strategic Partners, L.P. in connection with this placement. In October 1999, we issued 46,083 shares of our Series B Preferred Stock to RCBA Strategic Partners, L.P. in exchange for the shares of Series A Preferred Stock and the Series C Preferred Stock. The issuance of the Series B Preferred Stock was exempt from registration under the Act in reliance on Regulation D promulgated under the Act. The Series B Preferred Stock had a liquidation preference equal to its original purchase price plus certain formulaic adjustments calculated at the time of liquidation. The Series B Preferred Stock was senior to the common stock and had voting rights equal to that number of shares of common stock into which it could be converted. Cumulative dividends were payable in-kind in additional shares of Series B Preferred Stock each calendar quarter at a dividend rate of 8%. On June 9, 2002, we exercised our right to convert the outstanding Series B Preferred Stock into voting common stock. Under the terms of the Series B Preferred Stock, we had the option, exercisable at any time on or after June 9, 2002 (the third anniversary of the financing for the Dames & Moore acquisition), to convert all of the outstanding Series B Preferred Stock into common stock if the share price of our common stock on the relevant stock exchanges was at least $29.30 per share for 30 out of the 45 trading days prior to the conversion date. This requirement was satisfied, and accordingly, our Board of Directors met on June 9, 2002 and approved the conversion. As a result, all outstanding shares of the Series B Preferred Stock were converted to 5,845,104 shares of voting common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     We filed the following reports on Form 8-K during the quarter ended July 31, 2002:

•	Form 8-K dated July 26, 2002 to report that the Company had signed a definitive agreement to acquire Carlyle-EG&G Holding Corp. and Lear Siegler Services, Inc.

     We filed the following reports subsequent to the quarter ended July 31, 2002:

•	Form 8-K dated August 2, 2002 to furnish unaudited pro forma combined financial information of the Company, the Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc for the period ended April 30, 2002.

•	Form 8-K dated August 5, 2002 to file a press release regarding the offering of senior notes in a private placement.

•	Form 8-K dated August 19, 2002 to furnish updated unaudited pro forma combined financial information of the Company, the Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc.

•	Form 8-K dated September 5, 2002 to report the closing of the acquisition of Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 6, 2002	URS CORPORATION

/s/ Kent Ainsworth

Kent P. Ainsworth Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Martin M. Koffel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of URS Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Martin M. Koffel

Martin M. Koffel Chief Executive Officer

I, Kent P. Ainsworth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of URS Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Kent Ainsworth

Kent P. Ainsworth Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.