Form 10-K
period 2002-10-31
URS CORP /NEW/
filed 2003-01-24
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

On January 3, 2003, there were 30,124,289 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock of the registrant held by non-affiliates on January 3, 2003 and April 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) were $298.3 million and $563.3 million, respectively, based upon the closing sales price of the registrant’s Common Stock on such date as reported in the consolidated transaction reporting system. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Common Stock of the registrant are deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

Items 10, 11, and 12 of Part III incorporate information by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 25, 2003.

URS CORPORATION AND SUBSIDIARIES

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

     We are an engineering firm that provides a comprehensive range of professional planning, design, program and construction management, and operations and maintenance services. We provide these services in eight markets, which are surface transportation, air transportation, railroads and mass transit, industrial process and petrochemical refinement, general building and facilities, water/wastewater treatment, hazardous waste management and military platform support. We provide services to state, local and federal government agencies, as well as to private clients in the chemical, pharmaceutical, manufacturing, forest product, energy, oil, gas, mining, healthcare, water supply, retail and commercial development, telecommunication and utility industries. With our workforce of over 25,000 full time and temporary employees, we conduct business through a network of approximately 240 principal offices and contract-specific job sites throughout the world, including the United States of America, Canada, Mexico, Central and South America, Europe, the Middle East and the Asia/Pacific region.

     We are one of the largest professional engineering firms in the United States. Over the past several years, we have grown through both internal marketing initiatives and strategic mergers and acquisitions, which has enabled us to:

•	expand and enhance the breath of services we provide to our clients;

•	expand and diversify our client base;

•	provide clients with access to services worldwide;

•	enhance cross selling opportunities; and

•	capitalize on increased federal government spending.

     The following is a discussion of some of our significant historical mergers and acquisitions:

     In August 2002, we acquired Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (collectively, “EG&G”). EG&G provides management and operations and maintenance capabilities in support of large military installations and operations. EG&G’s services include the management of complex government installations and ranges, including oversight of all construction, testing and operation of base systems and processes, operation and maintenance of chemical agent disposal systems, management of base logistics and transportation and support of high security environments. The EG&G acquisition has expanded our federal client base and our operations and maintenance services, especially for the Department of Defense.

     In June 1999, we acquired Dames & Moore Group (“Dames & Moore”), one of the largest engineering services firms in the United States at that time. Dames and Moore provided consulting, planning, environmental, engineering, and project and construction management services to a diversified group of local, state, and federal government, private sector, and foreign clients. Prior to our acquisition (and consistent with the trend towards consolidation in our industry), Dames & Moore pursued a growth strategy by acquiring professional services firms, including Radian International, Walk-Haydel, O’Brien Kreitzberg, and BRW, that provided services relating to process engineering, transportation, construction management, and other specialized engineering. The Dames & Moore acquisition expanded our private industry and international client base.

     In February 1999, we acquired Thorburn Colquhoun Holdings plc, a civil and structural engineering consulting firm based in the United Kingdom. This acquisition expanded our presence in the United Kingdom.

     In November 1997, we acquired Woodward-Clyde Group, Inc. (“Woodward Clyde”). Woodward Clyde specialized in geotechnical and environmental engineering services, including implementation of solutions for problems relating to hazardous waste, air pollution, water pollution, facility permitting and regulatory compliance. The Woodward Clyde acquisition enabled us to provide services in a broader geographic area, both domestically and internationally and in markets that we did not previously service.

     In March 1996, we acquired Greiner Engineering, Inc. (“Greiner”), an engineering and architectural design services firm based in Irving, Texas. Greiner provided a broad range of engineering, planning, architectural, environmental analysis, design, surveying, program management and other services to state, local, and federal government and private sector clients throughout the United States and abroad. The Greiner acquisition expanded our client base and enabled us to compete for larger contracts.

Services

     We provide planning, design, program and construction management, and operations and maintenance services to local, state and federal government agencies, as well as private sector and foreign clients. We provide our services through approximately 110 principal offices and 130 contract-specific job sites. On contract job sites, we provide specific services to federal government agencies under stand-alone contracts.

     Planning. Our planning services include conceptual design, technical and economic feasibility studies, community involvement program development and archaeological investigations. In many instances, we use the planning process to develop a blueprint, or overall scheme, for a project. We use planning analyses and reports to identify and evaluate alternatives, estimate usage levels, determine financial feasibility, assess available technology, ascertain economic and environmental impacts and recommend optimal courses of action. Our planning services can include master planning, land use planning, feasibility studies, transportation planning, policy development and evaluation, zoning, permitting and ensuring compliance with applicable regulations.

     Included in our planning services category are the development of engineering and implementation plans related to the construction of new facilities and the renovation, maintenance and expansion of existing facilities, including bridges, highways, roads, airports, mass transit systems, railroads, schools, courthouses, hospitals, and water and wastewater treatment facilities. Also included are assessment of and planning for remediation activities at military bases and environmental assessment, due diligence and permitting at commercial and industrial facilities.

     We also use our planning capabilities to provide support for homeland defense and global threat reduction programs. Such services include threat scenario generation, risk analysis, effect analysis, development of emergency response strategies and first responder training for the military and other federal agencies. In addition, we provide specialized and classified technology analysis, technical advisory services and training for the elimination and dismantlement of weapons of mass destruction.

     Design. We provide a broad range of design and design-related services. Representative design services include:

•	architectural and interior design;

•	civil, structural, mechanical, electrical, sanitary, environmental, water resource, geotechnical/underground, dam, mining and seismic engineering design; and

•	engineering and design studies for the upgrade and maintenance of military hardware.

     We develop client project requirements and then integrate and coordinate the various design elements. The result of providing our design services is a set of contract documents that may include plans, specifications and cost estimates, all of which are then used by our clients in the actual construction of a project. The documents we prepare include detail design characteristics, materials specification and the schedule for construction. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

     Program and Construction Management. Our program and construction management services include:

•	master scheduling of both the design and construction phases of a project;

•	construction and life-cycle cost estimation;

•	cash flows analyses;

•	value engineering;

•	constructability reviews;

•	environmental and specialized engineering;

•	construction and bid management; and

•	construction or demolition of buildings.

     Once construction has begun, we oversee and coordinate the activities of construction contractors. This frequently involves acting as the owner’s representative for on-site supervision and inspection of the contractors’ work. In our oversight role, we monitor a project’s schedule, cost and quality. We may act as a general contractor or sub-contractor on some demolition and environmental contracts. We also provide comprehensive services for the management of large military programs for naval, ground, vessel and airborne platforms. These services include logistics planning, acquisition management, risk management of weapons systems, safety management and subcontractor management.

     Operations and Maintenance. We have traditionally provided oversight of day-to-day operations and ongoing repair, maintenance and monitoring services for environmental systems (such as water treatment plants) and transportation facilities (such as railroads). In addition, we provide management and operations and maintenance services in support of large military installations and operations, including:

•	oversight of construction, testing and operation of base systems and processes;

•	operation and maintenance of chemical agent disposal systems;

•	management of base logistics; and

•	support of high security systems.

     Management of base logistics involves the management and operation of government warehousing and distribution centers, as well as government property and asset management. We also provide a range of services for vehicle, vessel and aircraft systems maintenance, modification, overhaul and life service extension. In addition, we provide comprehensive flight training services for fixed wing and rotary wing aircraft, including courseware development, classroom instruction and simulator instruction.

Markets

     We focus on infrastructure projects related to surface, air and rail transportation systems, industrial processes and facilities, and environmental programs involving water/wastewater treatment and hazardous waste management. As a result of the EG&G acquisition, we have extended our focus to the military platform support market. We perform our business development and sales activities primarily through our network of offices around the world. In addition, we coordinate national and global marketing efforts on large projects and for multi-national clients on a company-wide basis.

     Surface Transportation. We provide a full range of planning and design services for all types of surface transportation systems and networks, including highways, interchanges, bridges, tunnels, toll facilities, intelligent transportation systems, parking facilities and port and marine structures. Historically, we have emphasized the design of new transportation systems, but in recent years we have focused on the rehabilitation of existing systems.

     Air Transportation. We provide comprehensive services for the development of new airports and the modernization and expansion of existing facilities. Some of our projects include construction, renovation, expansion, design, development and maintenance of:

•	airport terminals, hangars, air cargo buildings and air traffic control towers;

•	runways and taxiways;

•	baggage, communications, security and fueling systems; and

•	infrastructure systems such as people mover systems, roadways, parking garages and utilities.

     We have completed projects at both general aviation and large-hub international airports. We have played a major role in the expansion and modernization of existing airports as well as in the development of new facilities worldwide. In the growing area of security systems at airports, we provide a full range of planning, design, program and construction management and operations and maintenance services.

     Rail Transportation. We provide services to freight and passenger railroads and urban mass transit agencies. We have planned, designed and managed the construction of commuter rail systems, freight rail systems, heavy and light rail transit systems and high-speed rail systems. Our specialized expertise in transportation structures, including terminals, stations, parking facilities, bridges, tunnels and power, signals and communications systems complements these capabilities.

     Industrial Process. We provide full-service capabilities, such as facility siting and permitting, environmental management and pollution control, waste management and remediation engineering, process engineering and design and property redevelopment, to private companies engaged in industrial process markets.

     Facilities and Logistic Support Services. We provide design services for new facilities and the rehabilitation and expansion of existing ones. Our facility design services cover a broad range of building types, including facilities used for education, criminal justice, healthcare, transportation and sports and recreation purposes. With increased interest in historic preservation, adaptive reuse and seismic safety, a significant portion of our practice focuses on facility assessments, code and structural evaluations and renovation projects to maintain aging building infrastructure. We also provide comprehensive services for the operation and maintenance of complex government installations, including military bases and ranges. Logistics support services, which focus on the development of integrated logistics chains to ensure readiness and rapid response, are provided to a number of Department of Defense agencies. In addition, we provide logistics support services for the management and operation of warehousing and distribution centers, and government property and asset management.

     Water/Wastewater Management. We provide services for the planning, design and construction of all types of water/wastewater management facilities and systems for the protection of water supplies in locations throughout the world, including new and expanded water supply, storage, distribution and treatment, municipal wastewater treatment and sewer, watershed and stormwater management and flood control systems. Our services also include water quality studies. Furthermore, we provide services in the areas of design and seismic retrofit of earth, rockfill and roller-compacted concrete dams, as well as the design of reservoirs, impoundments, including mine tailings disposal and large outfall structures.

     Hazardous Waste Management. We provide a variety of services relating to hazardous waste and air pollution management, as well as specialized global threat reduction. Our hazardous waste management services include the planning and conduct of initial site investigations, the design of remedial actions for site clean-up and the provision of construction management services during the site clean-up process. In connection with these services, we identify and develop measures to dispose of hazardous and toxic waste effectively at contaminated sites. Our air pollution management services include air quality monitoring and design modifications required to meet national and local air quality standards. This work requires specialized knowledge of, and compliance with, complex applicable regulations, as well as the permitting and approval processes. Our specialized global threat reduction services focus on the elimination and dismantlement of nuclear, chemical and biological weapons of mass destruction (“WMD”). These services include technical WMD advisory services and training of client personnel who are responsible for the operation and maintenance of chemical agent disposal facilities.

     Military Platform Support. Following a steady decline in uniformed military and Department of Defense civilian personnel levels throughout the 1990s, federal agencies have increasingly used outside consultants for major naval, ground, vessel and airborne acquisition programs. The military also faces a significant shortage of instructor pilots with combat experience and is turning to private sector companies like ours to provide these services. We provide a suite of services to the military and Department of Defense in areas where they lack sufficient resources. These services include:

•	management, technical consulting and advisory services;

•	undergraduate and graduate-level instruction for pilots of military fixed wing and rotary wing aircraft; and

•	maintenance, modification and overhaul services for military vehicles and aircraft.

     We also provide these services for weapons systems.

Clients

     We provide our services to a broad range of clients, including state, local and municipal agencies, the federal government and private sector businesses. Our state and local government clients include various state departments of transportation, water utilities and wastewater authorities, environmental protection agencies, schools and colleges, judiciary agencies, hospitals and airport authorities. Representative federal agencies include all branches of the Department of Defense, the Environmental Protection Agency, the Coast Guard, the United States Postal Service, the Department of Energy, the Department of Justice, the Department of Treasury, the Federal Emergency Management Agency, and the General Services Administration. Our private sector clients include various Fortune 500 clients from a broad range of industries, including petro-chemical, telecommunications, oil and gas, power, semi-conductor, mining and forest products.

     For the five fiscal years ended October 31, 2002, we attributed our revenues to the following categories:

	2002		2001		2000		1999		1998

	(Dollars in thousands)
	Dollar Amount	% of Total	Dollar Amount	% of Total	Dollar Amount	% of Total	Dollar Amount	% of Total	Dollar Amount	% of Total

Domestic:
State and local government agencies	$704,286	29%	$822,900	36%	$728,861	33%	$470,958	33%	$346,072	43%
Federal government agencies	600,194	25	380,454	16	354,581	16	235,039	17	116,340	14
Private businesses	910,257	37	899,021	39	886,453	40	558,314	39	288,067	36
International	213,090	9	216,975	9	235,683	11	154,211	11	55,467	7

Total	$2,427,827	100%	$2,319,350	100%	$2,205,578	100%	$1,418,522	100%	$805,946	100%

International Business

     We currently derive approximately 9% of our revenues from international operations. The focus of our international business is to provide a range of services to multi-national and domestic private sector businesses, and local, state and federal governmental agencies. The international markets that we serve are primarily those relating to industrial processes, facilities, hazardous waste management and surface transportation. We conduct our international business in the United Kingdom, Western Europe and the Middle East, the Asia/Pacific region (including Australia, New Zealand, Singapore and Indonesia) and the Americas excluding the U.S. (including Canada, Mexico, and Central and South America).

     For more information on our business by segment, please refer to Note 8, “Segment and Related Information” to our Consolidated Financial Statements and Supplementary Data included under Item 8 of this report.

Contract Pricing and Terms of Engagement

     We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

     Cost-Plus Contracts. We have two major types of cost-plus contracts:

•	Cost-Plus Fixed Fee. Under our cost-plus fixed fee contracts, we charge clients negotiated rates based on our direct and indirect costs. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment and recognize revenues based on the actual total number of labor hours we expend and total costs we incur. If the actual total number of labor hours we expended is lower than the total number of labor hours we have estimated, our revenues from that project will be lower than we have estimated. If the actual labor hours we expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment and to recognize revenues for such overage.

•	Cost-Plus Award Fee. Certain cost-plus contracts provide for an award or penalty fee based on performance criteria in lieu of a fixed fee. We recognize revenues to the extent of costs actually incurred plus a proportionate amount of the fee earned. We take these award or penalty fees on contracts into consideration when estimating sales and profit rates, and we record revenues related to the award fees when there is sufficient information to assess anticipated contract performance. If revenues related to the award or penalty fees are based solely on a single significant event, we generally do not record these fees until the event actually occurs.

     Labor costs and subcontractor services are the principal components of our direct costs on cost-plus contracts. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Federal Acquisition Regulations, which are applicable to all federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts subject to such regulations. Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. In accordance with industry practice, most of our federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     Fixed-Price Contracts. We have two major types of fixed-price contracts:

•	Fixed-Price Per Unit (“FPPU”). Under our FPPU contracts, clients pay us a set fee for each service transaction that we complete. We are generally guaranteed a minimum number of service transactions at a fixed price, but our actual profit margins on any FPPU contract depend on the number of service transactions we ultimately complete. We recognize revenues under FPPU contracts as we complete and bill the related service transactions to our clients. If our costs per service transaction turn out to exceed our estimates, our profit margins will decrease and we may realize a loss on the project.

•	Firm Fixed-Price (“FFP”). Our FFP contracts have historically accounted for most of our fixed-price contracts. Under FFP contracts, our clients agree to pay us an agreed sum negotiated in advance for the specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method and in performing our calculations we include a proportion of the earnings that we expect to realize on a contract equal to the ratio that costs incurred bear to total estimated costs. We calculate percentage-of-completion on a contract-by-contract basis to arrive at the total estimated revenues recognized under fixed-price contracts. We do not adjust our revenues downward if we incur costs below our original estimated costs. Similarly, we do not recognize additional revenues if we incur costs in excess of estimates required to complete the project, unless there is an approved change of scope in the work to be performed. Accordingly, our profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the contracted amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project.

     Our fixed-price work is generally limited in scope, and we generally do not pursue fixed-price development or construction contracts. We have a comprehensive risk management process to ensure that contracts are priced appropriately and that we are adequately compensated for our work.

     Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with negotiated billing rates. We recognize revenues under these contracts based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects.

Backlog, Project Designations and Indefinite Delivery Contracts

     Backlog. Our contract backlog was $2,565 million at October 31, 2002 and $1,684 million at October 31, 2001. Our contract backlog consists of the amount billable at a particular point in time for future services under signed contracts, including the full term of multi-year government contracts for which funds must be appropriated on an annual basis. We include indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, in contract backlog only to the extent the task orders are actually issued and funded. Of our contract backlog of $2,565 million at October 31, 2002, we expect to fill approximately 55%, or $1,411 million, within our fiscal year ending October 31, 2003.

     Project Designations. Some of our clients also have designated us as the recipient of certain of their future contracts. These “project designations” are projects that clients have awarded to us but for which we do not yet have signed contracts. On any measurement date, we include as project designations task orders under executed indefinite delivery contracts that we expect our clients to issue over the next 12 months. Project designations also include option years on existing contracts and our pro-rata share of joint venture project designations. We estimate total project designations to be $4,529 million at October 31, 2002, as compared to $939 million at October 31, 2001. Historically, a significant portion of our project designations is converted into signed contracts, but we cannot provide any assurance that our historical rates of conversion will remain unchanged in the future.

     Indefinite Delivery Contracts. Indefinite delivery contracts are signed contracts under which we perform work only when the client issues specific task orders. Generally, the terms of these contracts exceed one year and often include a maximum term and potential value. Certain indefinite delivery contracts are for a definite time period with renewal option periods at the client’s discretion. While we believe that we will continue to receive work under these contracts over their entire term, because of the uncertainty of renewals and our dependence on the issuance of individual task orders for new projects, we cannot be assured that we will ultimately realize the maximum potential values for any particular indefinite delivery contract. Because of the increasing frequency with which our government and private sector clients use this contracting method, however, we believe the potential value of these contracts should be included along with our backlog and project designations as an indicator of our future business. When a client notifies us of the scope and pricing of task orders, we transfer the estimated value of such task orders to our project designations. When such task orders are signed and funded, we transfer their value into backlog. As of October 31, 2002 and 2001, the estimated remaining values on our indefinite delivery contracts valued over $3 million totaled $1,860 million and $1,518 million, respectively.

     As of October 31, 2002, our five largest indefinite delivery contracts were:

		Total
		Potential				Estimated
Contract	Term	Values	Recognized Revenue	Backlog	Designations	Remaining Values

(In millions)
USAF-AFCEE(1)	2000-2005	$200	$21	$50	$3	$126
GSA – LOGWORLD(2)	2001-2021	149	8	5	—	136
EPA RAC 9(3)	1998-2008	120	12	8	—	100
GSA – IT(4)	1998-2018	101	21	2	—	78
EPA –RAC 10(5)	1998-2008	101	43	5	3	50

Total		$671	$105	$70	$6	$490

The names of the clients and the complete titles of the contracts listed in the table above are:

(1)	Department of the U.S. Air Force, Remedial Design.

(2)	General Services Administration – Logistics Worldwide Services.

(3)	U.S. Environmental Protection Agency, Response Action Contract, Region 9.

(4)	General Services Administration – Information Technology.

(5)	U.S. Environmental Protection Agency, Response Action Contract, Region 10.

Competition

     The engineering services industry is highly fragmented and very competitive. As a result, in each specific market area, we compete with a wide range of other engineering and consulting firms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we compete, and have substantially more financial resources and/or financial flexibility than we do. In addition, client needs in the federal sector are changing significantly with an increasing number of clients insisting on large “omnibus” contracts requiring prime contractors to have diverse capabilities. Federal agencies have also increased their emphasis on past performance as a key factor in selecting contractors. To our knowledge, no firm currently dominates any significant portion of our market areas. Competition in our industry is based on quality of service, reputation, expertise, price, local presence, and the ability to provide services globally. We believe we have an exemplary reputation based on high quality of performance on our current and past contracts. Accordingly, we believe that we are well positioned to compete in the market areas we serve. Our key competitors are major public and private companies engaged in comparable services and in related markets, including: Bechtel Group, Inc., Jacobs Engineering Group Inc., AECOM Technology Corporation, Fluor Corporation, Lockheed Martin Corporation, DynCorp, Northrop Grumman Corporation, TRW, Inc., Earth Tech Inc. (a subsidiary of Tyco International), CH2M HILL Companies, Ltd., Halliburton KBR (a subsidiary of Halliburton Company) and Parsons Brinckerhoff Inc.

Regulation

     We engage in various service activities which are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with whom we conduct business.

     Environmental. A substantial portion of our business involves the planning, design and program and construction management of pollution control facilities, as well as the assessment and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities require us to manage, handle, remove, treat, transport, and dispose of toxic or hazardous substances.

     Some environmental laws, such as the federal Superfund law and similar state statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators as well as generators, transporters and persons arranging for the treatment or disposal of such substances. We have been named as a potentially responsible party at several Superfund sites. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas may be injured or sickened, resulting in lawsuits, which expose us to liability that may result in substantial damage awards against us. Liabilities for contamination or human exposure to hazardous or toxic materials or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

     Certain of our business operations are covered by Public Law 85-804, which provides for government indemnification against claims and damages arising out of unusually hazardous activities performed at the request of the government. Due to changes in public policies and law, however, government indemnification may not be available in the case of any future claims or liabilities relating to other hazardous activities that we undertake to perform.

     Government Procurement. The services we provide to the federal government are subject to the Federal Acquisition Regulations and other rules and regulations applicable to government contracts. These rules and regulations, among other things:

•	require certification and disclosure of all cost and pricing data in connection with the contract negotiations;

•	impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

     In addition, services provided to the Department of Defense are monitored by the Defense Contract Management Agency and audited by the U.S. Defense Contract Audit Agency (“DCAA”). Some of our facilities have permanent on-site government auditors.

     Our government clients can also terminate or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually. For more information on risks associated with our government-related business, please refer to the section entitled “Risk Factors That Could Affect Our Financial Condition and Results of Operations” included under Item 7 of this report.

     Other regulations and requirements. We provide certain services, such as the maintenance, modification, overhaul and service life-extension of military aircraft, which require specialized professional qualifications and are subject to military specifications and standards. In addition, in the ordinary course of business, we and members of our professional staff are subject to a variety of state, local and foreign licensing and permit requirements.

Raw Materials

     Our business is not heavily dependent on raw materials, but any raw materials we require for the conduct of our business are generally available from numerous sources. We do not foresee any unavailability of raw materials, which would have a material adverse effect on our business in the near term.

Insurance

     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability, and contractor’s pollution liability insurance. These policies include self-insured claim retention amounts of $1.0 million, $3.0 million and $0.25 million, respectively. With respect to various claims against Dames and Moore that arose from professional errors and omissions prior to the acquisition, we have maintained a self-insured retention amount of $5.0 million per claim. Excess limits provided for our coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if we do not continue to maintain these excess policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels and, even if we do, claims may exceed the available amount of insurance. We believe that any settlement of existing claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Employees

     As of October 31, 2002, we had approximately 25,000 employees. At various times, we may also employ up to several thousand workers on a temporary or part-time basis to meet our contractual obligations. Approximately 2,000 of our employees are covered by collective bargaining agreements. These agreements are subject to amendment on various dates ranging from January 2003 to August 2006. We believe that employee relations are good.

Available Information

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site at www.urscorp.com.

ITEM 2. PROPERTIES

     We lease office space in 285 locations, branches and project sites throughout the world. Most of the leases are for a minimum term of one to a maximum of ten years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2013. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS

     On January 18, 2002, the Attorney General of the State of Michigan filed a civil action against Radian International, L.L.C. (“Radian”), one of our subsidiaries, under the title Jennifer M. Granholm, Attorney General of the State of Michigan, and the Michigan Department of Environmental Quality v. Radian, L.L.C., (Ingham County Michigan Circuit Court). The complaint alleges violations by Radian of the Michigan Hazardous Waste Management Act and the Michigan Air Pollution Control Act and related regulations. The claimed violations arose out of an environmental remediation project undertaken by Radian in 1997 and 1998 (prior to our acquisition of Radian as part of the Dames & Moore acquisition in 1999) at the Midland, Michigan facility of Dow Chemical Co., during which minor amounts of pollutants may have been released into the air in the course of performing maintenance of a hazardous waste incinerator. The complaint seeks payment of civil penalties, costs, attorney’s fees and other relief against Radian. The Michigan Attorney General’s office has offered to settle the matter for $1.2 million.

     Various other legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage. Based on our previous experience with claims settlement and the nature of the pending legal proceedings, however, we do not believe that any of these legal proceedings are likely to result in a settlement or judgment against us or our subsidiaries, that would materially exceed our insurance coverage or have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer, President and Director from May 1989; Chairman of the Board from June 1989; Director of McKesson Corporation (formerly McKesson HBOC, Inc.) from March 2000 to August 2002	63
Kent P. Ainsworth	Executive Vice President from April 1996; Vice President and Chief Financial Officer from January 1991; Secretary from May 1994.	56
Joseph Masters	Vice President and General Counsel since July 1997; Vice President, Legal, from April 1994 to June 1997; Vice President and Associate General Counsel of URS Consultants, Inc., one of our former principal operating divisions, from May 1992 to April 1994; outside counsel to URS from January 1990 to May 1992.	46
Irwin L. Rosenstein	President of URS Operations since November 2001; President of General Engineering Group (“GEG”), our principal operating group of URS, from November 1999 to November 2001; President of URS Greiner Woodward Clyde Group, Inc. (“URSGWC”), one of our former principal operating divisions, from November 1998 to October 1999; President of URS Greiner (“URSG”), one of our former principal operating divisions, from November 1997 to October 1998; President of URS Consultants, Inc. (“URSC”), one of our former principal operating divisions, from February 1989 to November 1997; Director since February 1989; Vice President since 1987.	66
Susan B. Kilgannon	Vice President, Communications, of the Company since October 1999; Vice President of URSGWC from November 1998 to October 1999; Vice President of URSG from November 1997 to October 1998; Vice President of URSC from March 1992 to November 1997.	43
David C. Nelson	Vice President and Treasurer since December 1999; Assistant Treasurer of Seagate Technology, Inc. from February 1996 to December 1999; Assistant Treasurer of Conner Peripherals, Inc. from May 1995 to February 1996; Director of International Finance of Conner Peripherals, Inc. from October 1994 to May 1995.	48
Mark H. Perry	Vice President, Finance and Corporate Controller since December 2001; Executive Vice President and Chief Financial Officer of Covad Communications from August 2000 to July 2001; Vice President, Operations and Merger Integration of US West, Inc. from June 1999 to June 2000; Vice President, Finance and Administration of US West, Inc. from June 1996 to May 1999.	52
George R. Melton	President of our EG&G Technical Services division since August 2002; President and Chief Executive Officer of EG&G Technical Services, Inc. since November 2000 and President and Chief Executive Officer of Lear Siegler Services, Inc. since March 2002; President of BAE Systems Aerospace Sector from November 1999 to October 2000. President of Marconi Aerospace from June 1998 to November 1999; President and Vice President of Tracor, Inc. from August 1990 to June 1998.	55

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of our common stock are listed on the New York Stock Exchange and the Pacific Exchange (under the symbol “URS”). At January 3, 2003, we had approximately 4,791 stockholders of record. The following table sets forth the high and low closing sale prices of our common stock, as reported by The Wall Street Journal, for the periods indicated.

	Market Price

	Low	High

Fiscal Period:
2001:
First Quarter	$12.19	$19.44
Second Quarter	$17.05	$22.06
Third Quarter	$22.70	$27.92
Fourth Quarter	$18.30	$24.72
2002:
First Quarter	$23.40	$30.18
Second Quarter	$28.65	$34.25
Third Quarter	$19.89	$32.19
Fourth Quarter	$15.19	$25.25
2003:
First Quarter	$12.89	$21.20
(through January 3, 2003)

     We have not paid cash dividends since 1986, and at the present time, we do not anticipate paying dividends on our outstanding common stock in the near future. In addition, we are precluded from paying dividends on our outstanding common stock pursuant to our senior secured credit facility with our lender and the indentures governing our 8 5/8% Senior Subordinated Debentures, our 12 1/4% Senior Subordinated Notes and our 11 1/2% Senior Notes. Please refer to Note 6, “Current and Long-Term Debt” and Note 11, “Stockholders’ Equity” to our Consolidated Financial Statements and Supplementary Data included under Item 8 of this report.

Issuance of Unregistered Securities

     On August 22, 2002 we issued an aggregate of 4,957,359 shares of our Common Stock valued at $112.3 million (based on the price of our Common Stock on the closing date) and an aggregate of 100,000 shares of our Series D Senior Cumulative Convertible Participating Preferred Stock (the “Series D Preferred Stock”) to Carlyle-EG&G, L.L.C. and EG&G Technical Services Holdings, L.L.C. in connection with our acquisition of EG&G. The Series D Preferred Stock has an aggregate liquidation preference of approximately $46.7 million (based on the trading price of our Common Stock on the closing date). Our issuance of the Series D Preferred Stock shares was exempt from registration under the Securities Act of 1933 pursuant to Regulation D and Section 4(2) thereof. For information on the terms governing conversion of the Series D Preferred Stock, please refer to Note 10, “Preferred Stock” to our Consolidated Financial Statements and Supplementary Data included under Item 8 of this report.

     To finance the EG&G acquisition, we also issued $200 million in aggregate principal amount of our 11 1/2% Senior Notes due 2009 to certain qualified institutional buyers in a Rule 144A offering with Credit Suisse First Boston Corporation, Wells Fargo Securities, LLC, BNP Paribas Securities Corp., The Royal Bank of Scotland plc, BMO Nesbitt Burns Corp. and ING Financial Markets LLC.

ITEM 6. SUMMARY OF SELECTED FINANCIAL INFORMATION

     The following selected financial data for the five fiscal years ended October 31, 2002 is derived from our audited consolidated financial statements and reflects our August 2002 acquisition of EG&G and our June 1999 acquisition of Dames & Moore, both of which were accounted for under the purchase accounting method. The selected financial data also reflects a $7.6 million loss on extinguishment of debt we recorded in the fourth quarter in the year ended October 31, 2002. You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data” of this report.

SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Years Ended October 31,

	2002	2001	2000	1999	1998

Income Statement Data:
Revenues	$2,427,827	$2,319,350	$2,205,578	$1,418,522	$805,946

Expenses:
Direct operating	1,489,386	1,393,818	1,345,068	854,520	478,640
Indirect, general and administrative	791,625	755,791	697,051	463,132	277,065
Interest expense, net	55,705	65,589	71,861	34,589	8,774

	2,336,716	2,215,198	2,113,980	1,352,241	764,479

Income before taxes	91,111	104,152	91,598	66,281	41,467
Income tax expense	35,940	46,300	41,700	29,700	18,800

Net income	55,171	57,852	49,898	36,581	22,667
Preferred stock dividend	5,939	9,229	8,337	3,333	—

Net income available for common stockholders	49,232	48,623	41,561	33,248	22,667
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,170)	(1,550)	(2,609)	197	—

Comprehensive income	$48,062	$47,073	$38,952	$33,445	$22,667

Net income per common share:
Basic	$2.18	$2.79	$2.55	$2.14	$1.51

Diluted	$2.03	$2.41	$2.27	$1.98	$1.43

	As of October 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$444,577	$427,417	$394,560	$366,125	$130,969
Total assets	$2,229,092	$1,463,376	$1,427,134	$1,444,525	$451,704
Total debt	$954,161	$631,129	$648,351	$688,380	$116,016
Preferred stock	$46,733	$120,099	$111,013	$103,333	$—
Stockholders’ equity	$633,852	$322,502	$257,794	$207,169	$166,360

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. As you read this section, you should also refer to our financial statements and the notes thereto contained in Item 8 of this report, “Consolidated Financial Statements and Supplementary Data,” which contain additional information regarding our financial condition and results of operations.

Overview

     We are an engineering services firm with domestic and international clients that include local, state and federal government agencies and private clients in a broad array of industries. We earn revenues from fixed-price, cost-plus and time-and-materials contracts. The principal components of our direct operating costs are labor costs for employees who are directly involved in providing services to clients and subcontractor costs. Other direct operating costs include expenses associated with specific projects including materials and incidental expenditures. Indirect, general and administrative (“IG&A”) expenses include salaries and benefits for management, administrative, marketing and sales personnel, bid and proposal costs, occupancy and related overhead costs.

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

     On August 22, 2002, we acquired EG&G, a provider of operations and maintenance services to various federal agencies, including NASA, the Departments of Justice, Energy and Transportation and Defense. Services offered by EG&G include the management of complex government installations and ranges, including oversight of all construction, testing and operation of base systems and processes, operation and maintenance of chemical agent disposal systems, management of base logistics and transportation and support of high security environments. For more information on the EG&G acquisition, please refer to Note 2, “Acquisition” to our Consolidated Financial Statements and Supplementary Data included under Item 8 of this report.

     During the past 12 months and in particular during the second half of 2002, our revenues and profit margins were impacted by certain negative trends in our state and local government business and our private sector business. We experienced a decrease in demand for our services provided in the state and local government sector. We believe this decrease in demand was the result of state and local governments deferring projects because of the current economic conditions and the related sharp decline in personal income, sales and corporate tax revenues at the state and local levels which are used to fund these projects. In our private sector business, particularly with large industrial and petrochemical clients, we faced increased pricing pressures due to the current economic conditions, which have resulted in decreased margins in the second half of 2002. In contrast, our federal government business remained strong and grew during the last fiscal year. We believe that the EG&G acquisition will shift our business in the direction of markets that we believe offer good growth potential for the Company. The EG&G acquisition increased our federal government business from 19% to 41% of our pro forma consolidated revenues during the fiscal year ended October 31, 2002 (here, “pro forma consolidated revenues” means our consolidated revenues calculated as if the EG&G acquisition had occurred as of the beginning of our fiscal year).

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes included in Item 8 of this report. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving consideration to materiality. Historically, our estimates have not materially differed from actual results. Application of these accounting policies, however, involves exercise of judgment and use of assumptions as to future uncertainties. Consequently, actual results could differ from these estimates. See Note 1, “Accounting Policies” to our Consolidated Financial Statements and Supplementary Data included under Item 8 of this report.

     Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included under Item 8, “Consolidated Financial Statements and Supplementary Data” of this report.

Revenue Recognition

     We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. At October 31, 2002, we had approximately 5,000 major active jobs, none of which represented more than 5% of our total revenues for the year. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

     Cost-Plus Contracts. We have two major types of cost-plus contracts:

•	Cost-Plus Fixed Fee. Under our cost-plus fixed fee contracts, we charge clients negotiated rates based on our direct and indirect costs. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment and recognize revenues based on the actual total number of labor hours we expend and total costs we incur. If the actual total number of labor hours we expended is lower than the total number of labor hours we have estimated, our revenues from that project will be lower than we have estimated. If the actual labor hours we expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment and to recognize revenues for such overage.

•	Cost-Plus Award Fee. Certain cost-plus contracts provide for an award or penalty fee based on performance criteria in lieu of a fixed fee. We recognize revenues to the extent of costs actually incurred plus a proportionate amount of the fee earned. We take these award or penalty fees on contracts into consideration when estimating sales and profit rates, and we record revenues related to the award fees when there is sufficient information to assess anticipated contract performance. If revenues related to the award or penalty fees are based solely on a single significant event, we generally do not record these fees until the event actually occurs.

     Labor costs and subcontractor services are the principal components of our direct costs on cost-plus contracts. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Federal Acquisition Regulations, which are applicable to all federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts subject to such regulations. Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. In accordance with industry practice, most of our federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     Fixed-Price Contracts. We have two major types of fixed-price contracts:

•	Fixed-Price Per Unit (“FPPU”). Under our FPPU contracts, clients pay us a set fee for each service transaction that we complete. We are generally guaranteed a minimum number of service transactions at a fixed price, but our actual profit margins on any FPPU contract depend on the number of service transactions we ultimately complete. We recognize revenues under FPPU contracts as we complete and bill the related service transactions to our clients. If our costs per service transaction turn out to exceed our estimates, our profit margins will decrease and we may realize a loss on the project.

•	Firm Fixed-Price (“FFP”). Our FFP contracts have historically accounted for most of our fixed-price contracts. Under FFP contracts, our clients agree to pay us an agreed sum negotiated in advance for the specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method and in performing our calculations we include a proportion of the earnings that we expect to realize on a contract equal to the ratio that costs incurred bear to total estimated costs. We calculate percentage-of-completion on a contract-by-contract basis to arrive at the total estimated revenues recognized under fixed-price contracts. We do not adjust our revenues downward if we incur costs below our original estimated costs. Similarly, we do not recognize additional revenues if we incur costs in excess of estimates required to complete the project, unless there is an approved change of scope in the work to be performed. Accordingly, our profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the contracted amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project.

     Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with negotiated billing rates. We recognize revenues under these contracts based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects.

Goodwill

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and that it is no longer amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity’s balance sheet at the beginning of that fiscal year. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. We adopted SFAS 142 on November 1, 2001 and ceased to amortize goodwill on that date.

     As part of our adoption of SFAS 142, we completed the required initial impairment test. This test resulted in no impairment for fiscal year 2002. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, our fiscal year 2002 effective tax rate has been reduced to approximately 39.5%. If we had excluded amortization expense related to goodwill that we no longer amortize from operating expenses for the two years ended October 31, 2001 and 2000, and if our effective tax rates for those years had remained at 44.5%, and 45.5%, respectively, our diluted earnings per share for the two years ended October 31, 2001 and 2000 would have increased by $0.37 and $0.38, respectively.

     We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units based on discounted cash flows. We then compare the resulting fair values by reporting units to their respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We completed the required annual impairment test, which resulted in no impairment for fiscal year 2002. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

Allowance for Uncollectible Accounts Receivable

     We reduce our accounts receivable and accrued earnings in excess of billings on contracts in process by an allowance for amounts that may become uncollectible in the future. We base our estimated allowance for uncollectible amounts primarily on management’s evaluation of the financial condition of our clients. Management regularly evaluates the adequacy of the allowance for uncollectible amounts by taking into consideration factors such as:

•	the type of client — governmental agencies or private sector client;

•	trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and

•	current economic conditions that may affect a client’s ability to pay.

Adoption of Statements of Financial Accounting Standards

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30 and is effective beginning after May 15, 2002. In addition to our adoption of SFAS 142 described above, as permitted, we elected to adopt SFAS 145 early on August 1, 2002; accordingly, we recorded a loss of $7.6 million from extinguishment of debt in indirect, general, and administrative expenses during fiscal year 2002.

Recently Issued Statements of Financial Accounting Standards

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to resolve significant implementation issues related to SFAS 121. We adopted SFAS 144 on November 1, 2002. SFAS 144 is not expected to significantly impact the assessment of impairment of long-lived assets by us, other than the fact that SFAS 144 removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. As indicated above, assessment of impairment of goodwill is required in accordance with the provisions of SFAS 142, which we adopted on November 1, 2001.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)” in its entirety and addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity’s commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. As permitted, we adopted SFAS 146 early on November 1, 2002. Currently, SFAS 146 is not expected to significantly impact the assessment of such liability by us.

     On November 25, 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45” or the “Interpretation”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. We have guarantees that will be subject to the accounting and disclosure provisions of the Interpretation, and therefore, adoption of FIN 45 will impact disclosures in the first quarter of our next fiscal year. We are currently evaluating the recognition and measurement impacts of adoption.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. We intend to adopt SFAS 148 on November 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 is expected to impact only our future disclosures, not our financial results.

Results of Operations

Fiscal 2002 Compared with Fiscal 2001

Consolidated

     Our revenues were $2,427.8 million for the fiscal year ended October 31, 2002, an increase of $108.5 million, or 4.7%, over the amount we reported for the same period last year. The increase in revenues was primarily due to the acquisition of EG&G, which provided an additional $186.4 million in revenues. This increase was offset by a decrease in revenues from the state and local government sector, as a result of their significant reductions in current spending.

     Direct operating expenses for the fiscal year ended October 31, 2002, which consisted of direct labor, subcontractor costs, and other direct expenses, increased by $95.6 million, or 6.9% over the amount we reported for the same period last year, primarily as a result of the acquisition of EG&G, which increased direct operating expenses by $144.0 million, and as a result of the recognition of $4.0 million in cost overruns on a highway transportation project. This increase was offset by a decrease in direct operating expenses resulting from a decreased level of services provided to our state and local government clients. IG&A expenses for the fiscal year ended

October 31, 2002, increased by $35.8 million, or 4.7%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $34.9 million of expenses attributable to EG&G. The remaining $0.9 million of the total increase in IG&A expenses was due to increases in marketing and business development expenses, indirect labor, benefits, rental expense, and $7.6 million of loss on extinguishment of debt, offset by a decrease in amortization expense of $8.7 million as a result of our adoption of SFAS 142 and a decrease in external services and travel expenses. Net interest expense for the fiscal year ended October 31, 2002 decreased by $9.9 million due to repayments of our long-term debt and decreases in interest rates.

     Our earnings before income taxes were $91.1 million for the fiscal year ended October 31, 2002, compared to $104.2 million for the same period last year. Our effective income tax rates for the fiscal years ended October 31, 2002 and 2001 were approximately 39.5% and 44.5%, respectively. The decrease in effective income tax rates was primarily due to the implementation of SFAS 142, which eliminated the requirement to amortize goodwill, and to the recognition of certain state income tax credits.

     We reported net income available for common stockholders of $49.2 million, or $2.03 per share on a diluted basis, for the fiscal year ended October 31, 2002, compared to $48.6 million, or $2.41 per share on a diluted basis, for the same period last year.

     Our backlog of signed and funded contracts was $2,565.0 million at October 31, 2002 and $1,684.1 million at October 31, 2001. The value of our project designations was $4,529.2 million at October 31, 2002, as compared to $939.0 million at October 31, 2001. The increase in backlog and project designations was primarily due to the addition of backlog and project designations attributable to EG&G of $946.9 million and $3,429.0 million, respectively. If we were to exclude the effects of the EG&G acquisition, our backlog would have decreased by $66.0 million primarily as a result of the decrease in spending by our state and local government clients.

Domestic Segment Including Parent Company

     Revenues for the domestic segment (including our parent company) were $2,220.5 million for the fiscal year ended October 31, 2002, an increase of $111.3 million, or 5.3%, over the amount we reported for the same period last year. The increase in revenues was primarily due to the acquisition of EG&G, which provided an additional $186.4 million in revenues. This increase was offset by a decrease in revenues from the state and local government sector, as a result of their significant reductions in current spending.

     Domestic direct operating expenses for the fiscal year ended October 31, 2002 increased by $101.1 million, or 7.9% over the amount we reported for the same period last year. This increase in direct operating expenses was primarily attributable to the acquisition of EG&G, which accounted for $144.0 million of the increase, and as a result of the recognition of $4.0 million in cost overruns on a highway transportation project. This increase was offset by a decrease in direct operating expenses resulting from a decreased level of services provided to our state and local government clients. Domestic IG&A expenses for the fiscal year ended October 31, 2002 increased by $29.3 million, or 4.4%, from the amount we reported for the same period last year. The increase in domestic IG&A expenses was primarily due to the addition of $34.9 million of expenses from EG&G. The remaining difference of $5.6 million was due to increases in marketing and business development expenses, indirect labor, benefits, rental expense, and $7.6 million of loss on extinguishment of debt, offset by a decrease in amortization expense of $8.7 million as a result of our adoption of SFAS 142 and a decrease in external services and travel expenses. Domestic net interest expense, which included intercompany interest recorded in the fiscal year ended October 31, 2002, decreased by $7.8 million due to repayments of our long-term debt and decreases in interest rates.

International Segment

     Revenues for the international segment were $213.1 million for the fiscal year ended October 31, 2002, a decrease of $3.9 million, or 1.8%, from the amount we reported for the same period last year. The decrease was mainly due to a decrease in demand for our services, offset by the foreign currency translation effect of a weaker U.S. dollar.

     Foreign direct operating expenses for the fiscal year ended October 31, 2002, decreased by $6.5 million, or 5.6% from the amount we reported for the same period last year. The decrease was primarily due to a decrease in subcontractors costs and other direct costs, offset by the effect of foreign currency exchange fluctuations. Foreign IG&A expenses for the fiscal year ended October 31, 2002 increased by $6.6 million, or 7.2% over the amount we reported for the same period last year, mainly due to increases in labor costs, benefits, and the effect of foreign currency fluctuations. Foreign net interest expense decreased by $2.1 million primarily due to interest incurred on lower amounts of debt payable to the domestic segment.

Fiscal 2001 Compared with Fiscal 2000

Consolidated

     Our revenues were $2,319.4 million for the fiscal year ended October 31, 2001, an increase of $113.8 million, or 5.2%, over the amount we reported for the fiscal year ended October 31, 2000. The increase was due to increased demand for our services.

     Direct operating expenses for the fiscal year ended October 31, 2001, which consisted of direct labor and other direct expenses, including subcontractor costs, increased by $48.8 million, or 3.6% over the amount we reported for the prior fiscal year primarily as a result of an increase in our use of subcontractors. Our IG&A expenses for the fiscal year ended October 31, 2001, increased by $58.7 million, or 8.4%, over the amount reported for the prior fiscal year. The increase in IG&A expenses was primarily due to increases in marketing and business development expenses, benefits and rental expense. Net interest expense for the fiscal year ended October 31, 2001 decreased by $6.3 million from the amount reported in the prior fiscal year due to repayments of our long-term debt and decreases in interest rates.

     Our earnings before income taxes were $104.2 million for the fiscal year ended October 31, 2001, compared to $91.6 million for the prior fiscal year. Our effective income tax rates for the fiscal years ended October 31, 2001 and 2000 were approximately 44.5% and 45.5%, respectively.

     We reported net income available for common stockholders of $48.6 million, or $2.41 per share on a diluted basis, for the fiscal year ended October 31, 2001, compared to $41.6 million, or $2.27 per share on a diluted basis, for the prior fiscal year.

     Our backlog of signed and funded contracts was $1,684.1 million at October 31, 2001 and $1,656.5 million at October 31, 2000. The value of our project designations was $939.0 million at October 31, 2001, as compared to $817.0 million at October 31, 2000.

Domestic Segment Including Parent Company

     Revenues for the domestic segment (including our parent company) were $2,109.2 million for the fiscal year ended October 31, 2001, an increase of $138.3 million, or 7.0%, over the amount we reported for the prior fiscal year. The increase was due to increased demand for our services.

     Domestic direct operating expenses for the fiscal year ended October 31, 2001 increased by $77.0 million, or 6.4% over the amount we reported for the prior fiscal year as a result of an increase in our use of subcontractors and an increase in other direct expenses. Domestic IG&A expenses for the fiscal year ended October 31, 2001 increased by $54.4 million, or 8.9%, over the amount we reported for the prior fiscal year, due to increases in marketing and business development expenses, benefits and rental expense. Domestic net interest expense, which included intercompany interest recorded in the fiscal year ended October 31, 2001, decreased $10.3 million due to repayments of our long-term debt and decreases in interest rates.

International Segment

     Revenues for the international segment were $217.0 million for the fiscal year ended October 31, 2001, a decrease of $18.7 million, or 7.9%, from the amount we reported for the prior fiscal year. The decrease was mainly due to decreases in foreign currency exchange rates versus the U.S. dollar and a decrease in the demand for our services in the Asia/Pacific region.

     Foreign direct operating expenses for the fiscal year ended October 31, 2001, decreased by $22.4 million, or 16.1% from the amount we reported for the prior fiscal year. The change was primarily the result of a decrease in foreign currency exchange rates versus the U.S. dollar, as well as the decrease in our use of subcontractors and a decrease in other direct expenses. Foreign IG&A expenses for the fiscal year ended October 31, 2001 increased $4.4 million, or 5.0%, over the amount we reported for the prior fiscal year, due to increases in external services, travel, and utilities expenses. Foreign net interest expense increased by $4.0 million primarily due to interest charged by the domestic segment in the fiscal year ended October 31, 2001.

Income Taxes

     As of October 31, 2002, we had available net operating loss (“NOL”) carryforwards for federal income tax and financial statement purposes of $21.4 million. Utilization of the NOL which arose from our October 1989 quasi-reorganization and the acquisition of EG&G in August 2002 is limited pursuant to Section 382 of the Internal Revenue Code (“382 limit”). Of the total NOL, $1.5 million is subject to a 382 limit of $750,000 per year and will expire in fiscal year 2004, $17.5 million is subject to a 382 limit of $13.0 million per year and will expire in fiscal years 2019 and 2021 and $2.4 million will be carried back for refund. We also have $14.8 million of foreign NOLs available to carry forward. These NOLs are available only to offset income earned in foreign jurisdictions and will expire at various dates.

     We have recorded deferred tax assets and liabilities. Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized. Our current deferred tax assets at October 31, 2002 increased from the balance at October 31, 2001 primarily due to deferred tax assets associated with our newly acquired subsidiaries, and our noncurrent deferred tax liabilities increased primarily due to the continued amortization of tax goodwill. Total tax deductible goodwill resulting from the Dames & Moore and EG&G acquisitions amounted to $362.9 million. As of October 31, 2002, $268.2 million of goodwill was unamortized for tax purposes. Based on expected future operating results, management believes that realization of deferred tax assets in excess of the valuation allowance are more likely than not. The deferred tax asset valuation allowance at October 31, 2002 decreased $0.3 million due to utilization of domestic net operating losses and $4.9 million due to the analysis, use, and adjustment of foreign losses available for use from the balance at October 31, 2001.

Liquidity and Capital Resources

     Our liquidity and capital resources are set forth in the table below as of the periods indicated:

	October 31, 2002	October 31, 2001

	(in millions, except ratio and percentage data)
Working capital	$444.6	$427.4
Working capital ratio	1.8	2.1
Cash and cash equivalents	$10.0	$23.4
Percentage of debt to equity and preferred stocks	140%	143%

     During the fiscal year ended October 31, 2002, we generated $87.6 million of cash from operations, received $5.8 million of proceeds from sale of a division, generated $17.0 million of proceeds from sales of common stock and exercises of stock options, and obtained net borrowings of $298.8 million for a total of $409.2 million. During the same period, we used $340.5 million to partially finance our acquisition of EG&G, $29.6 million for payment of financing fees and $52.5 million for capital expenditures. We borrowed $122.8 million and repaid $95.6 million in aggregate amount under our revolving credit line at various times during the fiscal year ended October 31, 2002.

     Our primary financing activities during the fiscal year ended October 31, 2002, were the replacement of our senior collateralized credit facility with a new $675 million senior secured credit facility, which includes a $200 million revolving line of credit, and the issuance of 11 1/2% Senior Notes due 2009 with an aggregate principal of $200 million due at maturity. The proceeds of the new senior secured credit facility and the 11 1/2% Senior Notes were used to refinance our existing debt and partially finance the acquisition of EG&G.

     Our cash and cash equivalents amounted to $23.4 million at October 31, 2001, a decrease of $0.3 million from October 31, 2000. During the fiscal year ended October 31, 2001, we generated $47.1 million of cash from operations, received $3.5 million of proceeds from sales of subsidiaries and generated $11.8 million of proceeds from sales of common stock and exercises of stock options. During the same period, we used $42.9 million to repay debt and $19.8 million for capital expenditures.

     As a professional services organization, we are not capital intensive. Capital expenditures historically have been for computer-aided design, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during fiscal years 2002, 2001, and 2000 were $52.5 million, $19.8 million and $15.9 million, respectively. The increase in capital expenditures during fiscal year 2002 was due to the implementation of a new accounting and project management information system. We expect capital expenditures during fiscal year 2003 to return to approximately the level we incurred in the fiscal year ended October 31, 2001.

     Our primary sources of liquidity are cash flows from operations and borrowings under the credit line from our senior secured credit facility, if necessary. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that our primary sources of liquidity will provide sufficient resources to fund our operating and capital expenditure needs for the next 12 months and beyond. We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Under certain circumstances, legal and contractual restrictions as well as the financial condition and reporting requirements of the subsidiaries may limit our ability to obtain cash from the subsidiaries.

•	Collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts; however, the current economic downturn may adversely impact the credit-worthiness of our client base and our ability to collect cash to meet our operating needs.

     In addition, as discussed in more detail below, we are in the process of designing, testing and implementing a new company-wide accounting and project management information system (the “Enterprise Resource Program” or “ERP”). In connection with the implementation of the ERP, we experienced a temporary increase in accounts receivable during the fourth quarter of the fiscal year ended October 31, 2002 of approximately $60 million. As a result, we temporarily increased our borrowings under our revolving line of credit to offset the decrease in liquidity.

     Below is a table containing information for our contractual obligations and commercial commitments followed by narrative descriptions.

		Principal Payments Due by Period
			(In thousands)

		Less Than			After 5
Long Term Debt (Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years

As of October 31, 2002:
Senior secured credit facility
Term loan A	$125,000	$12,500	$43,750	$68,750	$—
Term loan B	350,000	3,500	7,000	7,000	332,500
11 1/2% senior notes (1)	200,000	—	—	—	200,000
12 1/4% senior subordinated notes	200,000	—	—	—	200,000
8 5/8% senior subordinated debentures (1)	6,455	90	6,365	—	—
6 1/2% convertible subordinated debentures (1)	1,799	—	—	—	1,799
Capital lease obligations	47,842	13,859	25,012	8,971	—
Other indebtedness	1,548	349	879	320	—

	$932,644	$30,298	$83,006	$85,041	$734,299

				Remaining
	Total	Total Committed to	Amount	Amount
Other Commitments	Commitment	Letters Of Credit	Drawn	Available

		(In thousands)
Revolving line of credit (2)	$200,000	$45,946	$27,259	$126,795
Guarantee to Joint Venture (3)	$4,500	—	—	—
Guarantee to Joint Venture (4)	$30,000	—	—	—

(1)	Amounts shown exclude remaining original issue discounts of $4,609, $1,109, and $24 for our 11 1/2% senior notes, 8 5/8% senior subordinated debentures, and 6 1/2% convertible subordinated debentures, respectively.

(2)	Reflects the revolving line of credit under the new senior secured credit facility and amounts committed to Letters of Credit outstanding as of October 31, 2002.

(3)	Amounts guaranteed in favor of Wachovia Bank, N.A. pursuant to the EC III, LLC (a 50%-owned joint venture) credit line facility, in a principal amount not to exceed $4,500.

(4)	Amounts guaranteed through an indemnity agreement in favor of Raytheon Corporation, providing credit line support to JT3, LLC (a 50%-owned joint venture), in a principal amount not to exceed $30,000.

     Our New Senior Secured Credit Facility. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we entered into a new senior secured credit facility, which provides for two term loan facilities in the aggregate amount of $475.0 million and a revolving credit facility in the amount of $200.0 million. The term loan facilities consist of term loan A, a $125.0 million tranche, and term loan B, a $350.0 million tranche. As of October 31, 2002, we had borrowed $475.0 million in principal amount under the term loan facilities, and we had outstanding letters of credit aggregating to $45.9 million and an outstanding balance drawn on the revolving line of credit of $27.3 million, which reduced the amount available to us under our revolving credit facility to $126.8 million.

     Principal amounts under term loan A will become due and payable on a quarterly basis beginning January 31, 2003, and thereafter through August 22, 2007. Annual required principal payments under term loan A will range from $12.5 million to a maximum of $37.5 million with term loan A expiring and all remaining outstanding principal amounts becoming due and payable in full on August 22, 2007. Principal amounts under term loan B will become due and payable on a quarterly basis beginning January 31, 2003, in the amount of $3.5 million per year through October 31, 2007, with all remaining outstanding principal amounts becoming due and payable in equal quarterly installments with the final payment due on August 22, 2008. The revolving credit facility expires and is payable in full on August 22, 2007.

     All loans outstanding under the new senior secured credit facility bear interest at a rate per annum equal to, at our option, either the base rate or LIBOR, in each case plus an applicable margin. The applicable margin will adjust according to a performance pricing grid based on our ratio of consolidated total funded debt to consolidated Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”). For the purposes of the new senior secured credit facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expenses and amounts set aside for the payment of taxes, subject to adjustment for certain non-cash items and to pro forma adjustments related to permitted acquisitions, including the EG&G acquisition. For both the term loan A and the revolving credit facility, the applicable margin over LIBOR will range between 2.25% and 3.00%, depending on the ratio of our consolidated total funded debt to consolidated EBITDA. For the term loan B, the corresponding applicable margin over LIBOR will range between 3.25% and 3.50%. The terms “base rate” and “LIBOR” have meanings customary and appropriate for financings of this type. As of October 31, 2002, the LIBOR applicable margin was 3.0% for the term loan A and the revolving line of credit and 3.5% for the term loan B.

     We are required to prepay the loans under the new senior secured credit facility with:

•	100% of the net cash proceeds of all assets disposed of by us and our subsidiaries guaranteeing the new senior secured credit facility, net of selling expenses, taxes and prepayments of debt required in connection with the sale of such assets, subject to reinvestment rights within 270 days for asset dispositions in amounts less than $20 million and other limited exceptions;

•	100% of the net cash proceeds from the issuance of debt by us, provided that such percentage shall be reduced to 50% for any fiscal year in which our leverage ratio, measured as of the end of the preceding fiscal year, is less than 2.5 to 1, subject to limited exceptions;

•	50% of the net cash proceeds from the issuance of equity by us or our subsidiaries, subject to limited exceptions; and

•	75% of excess cash flows commencing with fiscal year 2003, provided that such percentage shall be reduced to 50% for any fiscal year in which, measured as of the end of such fiscal year, our leverage ratio is less than 2.5 to 1.

     We, at our option, may prepay the loans under the new senior secured credit facility without premium or penalty, subject to reimbursement of the lenders’ prepayment fees in the case of prepayment of LIBOR loans.

     Substantially all of our domestic subsidiaries are guarantors of the new senior secured credit facility on a joint and several basis. Our and the guaranteeing entities’ obligations are collateralized by an interest in substantially all of the our parent company’s and subsidiaries’ existing and hereafter acquired personal property and material real property, including a pledge of the capital stock of the guaranteeing entities. The equity interests of non-U.S. subsidiaries are not required to be pledged as security; however, with limited exceptions, the terms of the facility restrict the foreign assets from being used as a pledge for future liens (“negative pledge”).

     Our new senior secured credit facility contains financial covenants, including a minimum current ratio of 1.5:1, a minimum fixed charge coverage ratio (which will vary over the term of the facility between 1.05:1 and 1.20:1), and a maximum ratio of consolidated total funded debt to consolidated EBITDA (which will decrease over the term of the facility from a maximum of 4.25:1 to a minimum of 3:1). We are required to submit quarterly compliance certification to the lender under the facility. We were fully compliant with these covenants as of October 31, 2002.

     The new senior secured credit facility also contains customary events of default and customary affirmative and negative covenants including, but not limited to, restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, capital expenditures, capital leases, negative pledges, sale-leaseback transactions, indebtedness, contingent obligations, investments and joint ventures.

     Our Old Senior Collateralized Credit Facility. Our old senior collateralized credit facility was funded on June 9, 1999, and provided for three term loan facilities in the aggregate amount of $450.0 million and a revolving credit facility in the amount of $100.0 million. The term loan facilities consisted of Term Loan A, a $250.0 million tranche, Term Loan B, a $100.0 million tranche and Term Loan C, another $100.0 million tranche. As part of the EG&G acquisition, we repaid and terminated our old senior collateralized credit facility on August 22, 2002.

     11 1/2% Senior Notes. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we issued $200.0 million in aggregate principal amount due at maturity of 11 1/2% Senior Notes due 2009 (the “11 1/2% notes”) for proceeds, net of $4.7 million of original issue discount, of approximately $195.3 million. Interest on the 11 1/2% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. The notes are effectively subordinate to our new senior secured credit facility and senior to our subordinated indebtedness, including the 12 1/4% notes, the 8 5/8% debentures, and the 6 1/2% debentures described below. As of October 31, 2002, all amounts remained outstanding under the 11 1/2% notes.

     Substantially all of our domestic subsidiaries fully and unconditionally guarantee the 11 1/2% notes on a joint and several basis. We may redeem any of the 11 1/2% notes beginning on September 15, 2006 at the following redemption prices (expressed as percentages of the principal amount of the 11 1/2% notes so redeemed), if we do so during the 12-month period commencing on September 15 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price

2006	105.750%
2007	102.875%
2008	100.000%

     In addition, at any time prior to or on September 15, 2005, we may redeem up to 35% of the principal amount of the 11 1/2% notes then outstanding with the net cash proceeds from the sale of capital stock. The redemption price will be equal to 111.50% of the principal amount of the redeemed 11 1/2% notes.

     If we undergo a change of control, we may be required to repurchase the 11 1/2% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If we sell certain of our assets, we may be required to use the net cash proceeds to repurchase the 11 1/2% notes at 100% of the principal amount plus accrued and unpaid interest to the date of purchase.

     The indenture governing the 11 1/2% notes contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by a lien, enter into transactions with our stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing the 11 1/2% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

     12 1/4% Senior Subordinated Notes. In June 1999, we issued $200.0 million in aggregate principal amount of 12 1/4% Senior Subordinated Notes due 2009 (the “12 1/4% notes”), all of which remained outstanding at October 31, 2002. Interest on the 12 1/4% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12 1/4% notes are effectively subordinate to our senior secured credit facility and our 11 1/2% notes.

     Substantially all of our domestic subsidiaries fully and unconditionally guarantee the 12 1/4% notes on a joint and several basis. We may redeem the 12 1/4% notes, in whole or in part, at any time on or after May 1, 2004 at the following redemption prices (expressed as percentages of the principal amount of the 12 1/4% notes so redeemed), if we do so during the 12-month period commencing on May 1 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price

2004	106.125%
2005	104.083%
2006	102.041%
2007 and thereafter	100.000%

     If we undergo a change of control, we may be required to repurchase the 12 1/4% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If we sell certain of our assets, we may be required to use the net cash proceeds to repurchase the 12 1/4% notes at 100% of the principal amount plus accrued and unpaid interest to the date of purchase.

     The indenture governing the 12 1/4% notes contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by a lien, enter into transactions with our stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing the 12 1/4% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

     8 5/8% Senior Subordinated Debentures (“8 5/8% debentures”). Our 8 5/8% debentures are due in 2004. Interest on these debentures is payable semi-annually in January and July of each year. Our 8 5/8% debentures are subordinate to our new senior secured credit facility, and the 11 1/2% notes. As of October 31, 2002, we owed approximately $6.5 million on the 8 5/8% debentures.

     6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”). Our 6 1/2% debentures are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. Interest on these debentures is payable semi-annually in February and August of each year. Annual sinking fund payments calculated to retire 70% of the 6 1/2% debentures prior to maturity began in February 1998. Our 6 1/2% debentures are subordinate to our new senior secured credit facility, the 11 1/2% notes, and the 12 1/4% notes. As of October 31, 2002, we owed approximately $1.8 million on the 6 1/2% debentures.

     Foreign Credit Lines. We maintain foreign lines of credit which are collateralized by assets of foreign subsidiaries at October 31, 2002. The average interest rate for the foreign lines of credit was 6.20% at October 31, 2002. At October 31, 2002 and 2001, amounts available under these foreign lines of credit were $12.5 million and $15.0 million, respectively. At October 31, 2002 and 2001, amounts outstanding under the foreign lines of credit were $0 million and $3.8 million, respectively. This reduced the amounts available to us under these foreign lines of credit to $12.5 million and $11.2 million, respectively.

     Capital Leases. As of October 31, 2002 and 2001, we had approximately $47.8 million and $39.2 million, in obligations under our capital leases respectively, consisting primarily of leases for office equipment, computer equipment, and furniture.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our credit facilities. We periodically enter into interest rate derivatives to protect against this risk. During fiscal year 2002, the only derivative instrument we held was an interest rate cap agreement relating to $204.3 million of our LIBOR bank term loan borrowings. This agreement expired on July 31, 2002 and was not renewed. As such, at October 31, 2002, we did not hold any interest rate derivatives. From an economic standpoint, the cap agreement provided us with protection against LIBOR interest rate increases above 7%. For accounting purposes, we elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which we adopted on November 1, 2000, changes in the fair market value of the cap agreement were included in other expenses in the Consolidated Statements of Operations. Since interest rates throughout the fiscal year ending October 31, 2002 were significantly below the 7% cap agreement, such agreement did not have any value during the year and accordingly there were no changes in the fair value to be included in other expenses.

     Other Related Party Transactions. Mr. Koffel, Mr. Ainsworth, Mr. Rosenstein and certain of our other employees have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted stock and the payment of withholding taxes due with respect to such exercises and vesting. Mr. Koffel, Mr. Ainsworth and Mr. Rosenstein, as well as our other named executives, and certain of our officers and employees may continue to dispose of shares of our common stock in this manner and for similar purposes.

     Enterprise Resource Program (ERP). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and transition to a new JD Edwards ERP system. Following our acquisition of Dames & Moore in 1999, we operated nine separate ERP systems, which we reduced to four by the end of fiscal year 2001. We converted one of our legacy accounting systems to the new ERP system, covering annualized revenues of approximately $1.2 billion, in August 2002. As we had anticipated, the initial implementation resulted in a temporary increase in account receivables of approximately $60 million during the fourth quarter of fiscal year 2002 due to delays in billings. We plan to move the rest of our operations, with the exception of the EG&G operations, onto the new system over the next 12 months. We estimate that full implementation of the new ERP system will reduce average days sales outstanding from the 100s to the low 90s.

     We estimated the capitalized costs of implementing the new ERP system, including hardware, software licenses, consultants, and internal staffing costs, will be approximately $55.0 million. As of October 31, 2002, we had incurred total capitalized costs of approximately $50.1 million for this project, with the remaining costs to be incurred over the next 12 months. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that we can not obtain financing through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

Acquisition

     On August 22, 2002, we acquired all of the outstanding common shares of EG&G, a leading provider of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies, for an aggregate purchase price of $503.6 million. The aggregate purchase price included the issuance of 4,957,359 shares of our common stock, valued at $112.3 million (based on the price of our common stock on the closing date), issuance of 100,000 shares of our Series D Senior Cumulative Convertible Participating Preferred Stock (convertible into approximately 2.1 million shares of our common stock), valued at $47.8 million (based on the price of our common stock on the closing date), $176.1 million in cash, estimated direct transaction costs of $11.8 million, and the assumption and retirement of $155.6 million of EG&G’s debt. The EG&G acquisition was partially financed with the net proceeds from the sale of the 11 1/2% notes.

     The following table summarizes the purchase price and allocation of purchase price at the date of acquisition:

Value
(in thousands)

Current assets	$147,665
Fixed assets	6,449
Other assets	8,509
Purchased intangible assets:
Software	3,900
Existing contracts	10,600
Goodwill	499,552
Current liabilities	(170,222)
Non-current liabilities	(2,872)

Total purchase price	$503,581

     Certain information necessary to complete the purchase accounting is not yet available, including the completion of actuarial reports associated with our decision to freeze or terminate the defined benefit pension plan and analysis of the EG&G leases by a real estate valuation firm in order to determine whether the leases are favorable or unfavorable. Purchase accounting will be finalized upon receipt of actuarial studies and lease analysis.

Equity Compensation Plan Information

     The table presented below contains certain information about our equity compensation plans, which consist of the 1991 Stock Incentive Plan (“1991 Plan”), approved by the stockholders on March 26, 1991, and the 1999 Equity Incentive Plan (“1999 Plan”), approved by the stockholders on October 12, 1999. When the 1999 Plan was approved, the remaining shares available for grant under the 1991 Plan was added to the 1999 Plan. The 1999 Plan contains an automatic reload feature, which allows us to increase the shares available for future issuance. The number of shares to be reloaded annually equals the lesser of 5% of the common stock outstanding as of July 1st or 1.5 million shares of our common stock of each year through 2009.

	(a)	(b)	(c)

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding	exercise price of	(excluding
	options, warrants	outstanding	securities
	and rights	options, warrants	reflected in column (a))
Plan category	(in thousands)	and rights	(in thousands)

Equity compensation plans approved by security holders	1,944	$16.00	841
Equity compensation plans not approved by security holders	—	—	—

Total	1,944	$16.00	841

Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-K, the following factors could affect our financial condition and results of operations:

Failure to integrate EG&G successfully will prevent us from achieving the anticipated cost savings and other benefits on which our decision to consummate the EG&G acquisition was based.

     We will only achieve the efficiencies, cost reductions and other benefits that we expect to result from the EG&G acquisition if we can successfully integrate EG&G’s administrative, finance, technical and marketing organizations and implement appropriate operations, financial and management systems and controls. We may have insufficient management resources to accomplish the integration, and even if we are able to integrate the EG&G acquisition successfully, we may not realize the level of cost savings and other benefits that we currently expect to achieve.

The integration of EG&G’s operations with our own will involve a number of risks, including:

•	the disruption of our business and the diversion of our management’s attention from other business concerns;

•	unanticipated expenses related to integration;

•	the potential failure to realize anticipated revenue opportunities associated with the EG&G acquisition;

•	the possible loss of our key professional employees or those of EG&G;

•	the potential failure to replicate our operating efficiencies in EG&G’s operations;

•	our increased complexity and diversity compared to our operations prior to the EG&G acquisition;

•	the possible negative reaction of clients to the EG&G acquisition; and

•	unanticipated problems or legal liabilities.

We have begun to experience the adverse effects of the current economic downturn. If the current economic downturn continues, our revenues could decline and our financial condition may deteriorate.

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

     We are a highly leveraged company. As of October 31, 2002, we had approximately $954.2 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

•	it may limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	it may place us at a competitive disadvantage if we are more highly leveraged than some of our competitors;

•	it may restrict us from making strategic acquisitions or exploiting business opportunities;

•	it may make us more vulnerable to a downturn in our business or the economy; and

•	it may require us to dedicate a substantial portion of our cash flows from operations to the repayment of our indebtedness which would reduce the availability of cash flows to fund working capital, capital expenditures, and other general corporate purposes.

We may not be able to generate or borrow enough cash to service our debt.

     We rely primarily on our ability to generate cash in the future to service our debt. If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances.

     Our senior secured credit facility and our obligations under our outstanding notes limit our ability to sell assets and also restrict our use of the proceeds from any such sale. Furthermore, substantial portions of our assets and those of our subsidiaries are, and may continue to be, intangible assets. Therefore, even if forced to do so, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations.

Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.

     We have no direct operations and no significant assets other than the stock of our subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.

Restrictive covenants in our senior secured credit facility and the indentures relating to our outstanding notes may restrict our ability to pursue business strategies.

     Our senior secured credit facility and the indentures relating to our outstanding notes restrict our ability to, among other things:

•	incur additional indebtedness or contingent obligations;

•	pay dividends and make distributions to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our senior secured credit facility or our outstanding notes;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell or exchange assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

     Our senior secured credit facility also requires us to maintain certain financial ratios, which we may not be able to do. If we default on any of our various debt obligations, our lenders could require immediate repayment of the entire principal amount of that outstanding debt. If our lenders require immediate repayment on the entire principal amount, we will not be able to repay them in full, and our inability to meet our debt obligations could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

We derive a substantial portion of our revenues from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business with these agencies, and as a result our revenues may suffer.

     During fiscal year 2002, we derived approximately 54% of our revenues from local, state and federal government agencies. Had we consummated the EG&G acquisition as of the beginning of our 2002 fiscal year, this percentage would have been 62%. The demand for our government-related services is generally directly related to the level of government program funding. The success and further development of our business therefore depend, in large part, upon the continued funding of these government programs and upon our ability to participate in these government programs. Factors that could materially affect our government contracting business include:

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

     These and other factors could cause government agencies to reduce their purchases or orders under contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions, any of which could have a material adverse effect on our financial condition and operating results by reducing our revenues from these agencies.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business.

     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our clients, and in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

Our government contracts may be terminated unexpectedly at any time prior to their completion, which may result in a reduction of our backlog or direct losses on partially complete government projects.

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

Unexpected terminations of all or some of our backlog of orders could negatively affect our anticipated revenues.

     The contracts comprising our backlog estimates may not result in actual revenues in any particular period. These estimates are based on our experience under these contracts and similar contracts and may not be accurate. Our contract backlog consists of the amount billable at a particular point in time for future services under signed contracts, including the full term of multi-year government contracts for which funds must be appropriated on an annual basis.

Our business with government agencies could be adversely affected by a negative government audit.

     Government agencies, such as the United States Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse us for these costs, or if we have already been reimbursed, we must refund these costs. Therefore, an audit could result in substantial adjustments to our revenues and costs.

     Moreover, if the agencies determine that we or a subcontractor engaged in improper conduct, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition. In addition, we could suffer serious harm to our reputation. Our compliance programs are designed to prevent any such improper conduct, but do not provide absolute assurance that improper conduct will not occur.

We may be unable to estimate accurately our costs in performing services for our clients. This may cause us to have low profit margins or incur losses.

     We enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Profitability on these types of contracts is driven by billable headcount and control of costs and overhead. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our operating margins will decrease and our profitability will be adversely affected.

We may incur substantial costs of compliance with, or liabilities under, environmental laws and regulations.

     A substantial portion of our business involves the planning, design and program and construction management of pollution control facilities as well as the assessment and management of remediation activities at hazardous waste sites or military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. Federal laws, including the Resource Conservation and Recovery Act of 1976, as amended, or RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, as well as various state and local laws strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. In addition, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services.

     Federal and state laws, regulations, and programs related to pollution and environmental protection generate, either directly or indirectly, much of our environmental business. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services and may have a material effect on our business or financial condition. The outlook for congressional action on CERCLA legislation in fiscal year 2003 remains unclear.

Our liability for damages due to legal proceedings may be significant. Our insurance may not be adequate to cover this risk.

     Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breaches of contract, failure to comply with environmental laws and regulations, or negligence in connection with our performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage. Some actions involve allegations that are not insured. If we sustain damages materially exceed our insurance coverage, or the damages are not insured, there could be a material adverse effect on our liquidity, which could hamper our operations.

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

Because we rely heavily on qualified technical professionals, a failure to attract and retain key professional personnel could impair our ability to provide services to our clients and otherwise conduct our business efficiently.

     The ability to attract, retain and expand our staff of qualified technical professionals is an important factor in determining our future success. Shortages of professionals qualified in certain technical areas occur from time to time in the engineering and design industry, however. The market for these professionals is competitive, and we may not be successful in our efforts to continue to attract and retain such professionals. In addition, we rely heavily upon the experience and ability of our senior executive staff, and the loss of a significant number of these individuals could impair our ability to provide technical services to our clients and conduct our business effectively.

We may be unable to compete successfully in our industry.

     We operate in highly fragmented and very competitive markets in our service areas. As a result, we compete with many engineering and consulting firms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we compete. In addition, some of our competitors have substantially more financial resources and/or financial flexibility than we do. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. These competitive forces could have a material adverse effect on our business, financial condition and results of operations by reducing our relative share in the markets we serve.

Our international operations are subject to a number of risks that could adversely affect the results from these operations and our overall business.

     As a worldwide provider of engineering services, we have operations in over 20 countries and derive approximately 9% of our revenues from international operations. International business is subject to a variety of special risks, including:

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

     These and other risks associated with international operations could have a material adverse effect on the revenues derived from (and the profitability of) our international operations.

We may not be able to successfully integrate our accounting and project management systems.

     We are in the process of designing, testing and installing a new company-wide accounting and project management system. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our customers and collect cash in a timely manner. Our current efforts to integrate EG&G’s operations with our own may further complicate implementation of the new system. If we ultimately decide to reject the new system, we will write off the costs incurred in connection with its implementation, which we estimate will be approximately $55 million.

Ownership of our common stock is concentrated among a few of our major stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

     As of November 29, 2002, our officers and directors and their affiliates beneficially owned approximately 29% of the outstanding shares of our common stock. In addition, as a result of the EG&G acquisition and assuming the conversion of our outstanding shares of Series D Senior Cumulative Convertible Participating Preferred Stock into common stock, TCG Holdings, L.L.C. would beneficially own approximately 22% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations, and new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

     Approximately 8% of our employees are covered by collective bargaining agreements. These agreements are subject to amendments and negotiations on various dates ranging from January 2003 to August 2006. We cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits we negotiate. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our new senior secured credit facility. Historically, we have periodically entered into interest rate derivatives to protect against this risk. We do not have any interest rate derivatives in place at October 31, 2002. Based on outstanding indebtedness of $475 million under our new senior secured credit facility at October 31, 2002, if market rates were to increase by 1% in the next 12 months, our net of tax interest expense would increase by approximately $2.8 million. Conversely, if market rates were to decrease by 1% over the next 12 months, our net of tax interest expense would decrease by approximately $2.8 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders of URS Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (“the Company”) at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

San Francisco, California January 17, 2003

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,972	$23,398
Accounts receivable, including retainage amounts of $50,552 and $43,751, respectively	596,275	484,107
Costs and accrued earnings in excess of billings on contracts in process	374,651	289,644
Less receivable allowances	(30,710)	(28,572)

Net accounts receivable	940,216	745,179

Deferred income taxes	17,895	10,296
Prepaid expenses and other assets	20,248	24,769

Total current assets	988,331	803,642
Property and equipment at cost, net	156,524	106,997
Goodwill, net	1,001,629	500,286
Purchased intangible assets, net	14,500	—
Other assets	68,108	52,451

	$2,229,092	$1,463,376

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,298	$54,425
Accounts payable	204,389	135,066
Accrued salaries and wages	101,287	69,982
Accrued expenses and other	115,545	21,232
Billings in excess of costs and accrued earnings on contracts in process	92,235	95,520

Total current liabilities	543,754	376,225
Long-term debt	923,863	576,704
Deferred income taxes	40,629	34,700
Deferred compensation and other	40,261	33,146

Total liabilities	1,548,507	1,020,775

Commitments and contingencies (Note 9)
Mandatorily redeemable Series B exchangeable convertible preferred stock, par value $1.00; authorized 150 shares; issued and outstanding 0 and 55, respectively; liquidation preference $0 and $120,099, respectively	—	120,099

Mandatorily redeemable Series D senior convertible participating preferred stock, par value $.01; authorized 100 shares; issued and outstanding 100 and 0, respectively; liquidation preference $46,733 and $0, respectively	46,733	—

Mandatorily redeemable Series E senior convertible participating preferred stock, par value $.01; authorized 100 shares; issued and outstanding 0 and 0, respectively; liquidation preference $0 and $0, respectively	—	—

Stockholders’ equity:
Common stock, par value $.01; authorized 50,000 shares; issued
And outstanding 30,084 and 18,198 shares, respectively	301	182
Treasury stock, 51,900 shares at cost	(287)	(287)
Additional paid-in capital	418,705	155,273
Accumulated other comprehensive loss	(5,132)	(3,962)
Retained earnings	220,265	171,296

Total stockholders’ equity	633,852	322,502

	$2,229,092	$1,463,376

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended October 31,

	2002	2001	2000

Revenues	$2,427,827	$2,319,350	$2,205,578

Expenses:
Direct operating	1,489,386	1,393,818	1,345,068
Indirect, general and administrative	791,625	755,791	697,051
Interest expense, net	55,705	65,589	71,861

	2,336,716	2,215,198	2,113,980

Income before taxes	91,111	104,152	91,598
Income tax expense	35,940	46,300	41,700

Net income	55,171	57,852	49,898
Preferred stock dividend	5,939	9,229	8,337

Net income available for common stockholders	49,232	48,623	41,561
Other comprehensive loss:
Foreign currency translation adjustments	(1,170)	(1,550)	(2,609)

Comprehensive income	$48,062	$47,073	$38,952

Net income per common share:
Basic	$2.18	$2.79	$2.55

Diluted	$2.03	$2.41	$2.27

Weighted average shares outstanding:
Basic	22,554	17,444	16,272

Diluted	27,138	23,962	22,020

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

					Accumulated
	Common Stock			Additional	Other		Total
			Treasury	Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balances, October 31, 1999	15,925	$159	$(287)	$125,462	$197	$81,638	$207,169
Employee stock purchases	909	9	—	9,209	—	—	9,218
Tax benefit of stock options	—	—	—	2,455	—	—	2,455
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive income:
Foreign currency translation	—	—	—	—	(2,609)	—	(2,609)
Net income	—	—	—	—	—	49,898	49,898
In-kind preferred stock dividends	—	—	—	—	—	(8,337)	(8,337)

Balances, October 31, 2000	16,834	168	(287)	137,389	(2,412)	122,936	257,794
Employee stock purchases	1,364	14	—	13,722	—	—	13,736
Tax benefit of stock options	—	—	—	3,899	—	—	3,899
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive income:
Foreign currency translation	—	—	—	—	(1,550)	—	(1,550)
Net income	—	—	—	—	—	57,852	57,852
In-kind preferred stock dividends	—	—	—	—	—	(9,229)	(9,229)

Balances, October 31, 2001	18,198	182	(287)	155,273	(3,962)	171,296	322,502
Employee stock purchases	1,084	11	—	19,327	—	—	19,338
Tax benefit of stock options	—	—	—	3,745	—	—	3,745
Conversion of preferred stock to common stock	5,845	58	—	126,780	—	—	126,838
Issuance of common stock in connection with the EG&G acquisition	4,957	50	—	112,250	—	—	112,300
Issuance of preferred stock in connection with the EG&G acquisition	—	—	—	1,067	—	—	1,067
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive income:
Foreign currency translation	—	—	—	—	(1,170)	—	(1,170)
Net income	—	—	—	—	—	55,171	55,171
In-kind preferred stock dividends	—	—	—	—	—	(5,939)	(5,939)

Balances, October 31, 2002	30,084	$301	$(287)	$418,705	$(5,132)	$220,265	$633,852

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended October 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$55,171	$57,852	$49,898

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,799	42,143	41,829
Amortization of financing fees	4,220	3,663	3,467
Loss on extinguishment of debt	7,620	—	—
Receivable allowances	1,694	(8,254)	(3,785)
Deferred income taxes	2,373	(3,894)	23,036
Stock compensation	2,345	1,964	1,179
Tax benefit of stock options	3,745	3,899	2,455
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of
billings on contracts in process	(59,658)	(27,920)	(39,259)
Income taxes recoverable	—	4,997	(16,668)
Prepaid expenses and other assets	8,738	(5,544)	(1,224)
Accounts payable, accrued salaries and wages and accrued expenses	21,514	(8,484)	(27,620)
Billings in excess of costs and accrued earnings on contracts in process	(3,721)	5,045	20,162
Deferred compensation and other	4,893	(6,906)	(36,032)
Other, net	5,839	(11,511)	(6,414)

Total adjustments	32,401	(10,802)	(38,874)

Net cash provided by operating activities	87,572	47,050	11,024

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	(340,540)	—	—
Proceeds from sale of subsidiaries and divisions	5,840	3,530	25,354
Capital expenditures, less equipment purchased with capital leases of $23,419, $25,084 and $10,040, respectively	(52,458)	(19,778)	(15,885)

Net cash provided (used) by investing activities	(387,158)	(16,248)	9,469

Cash flows from financing activities:
Proceeds from issuance of debt	195,280	—	—
Principal payments on long-term debt	(381,648)	(33,522)	(43,721)
Borrowings of long term debt	476,101	—	—
Borrowings under the line of credit	122,835	105,849	—
Repayments under the line of credit	(95,576)	(105,849)	—
Repayments under capital lease obligations	(14,794)	(7,530)	(6,805)
Borrowings under short-term notes	278	5,830	—
Repayments under short-term notes	(3,680)	(7,647)	—
Proceeds from sale of common shares and exercise of stock options	17,003	11,772	8,039
Payment of financing fees	(29,639)	—	—

Net cash provided (used) by financing activities	286,160	(31,097)	(42,487)

Net decrease in cash	(13,426)	(295)	(21,994)
Cash and cash equivalents at beginning of year	23,398	23,693	45,687

Cash and cash equivalents at end of year	$9,972	$23,398	$23,693

Supplemental information:
Interest paid	$50,084	$75,434	$66,774

Taxes paid	$30,513	$33,882	$34,726

Equipment acquired with capital lease obligations	$23,419	$25,084	$10,040

Non-cash dividends paid in-kind	$6,740	$9,086	$7,680

Conversion of Series B preferred stock to common stock	$126,839	$—	$—

Net book value of business sold	$5,840	$3,530	$25,354

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Business

     URS Corporation (the “Company”) offers a comprehensive range of professional planning, design, program and construction management services, and operations and maintenance services for transportation, hazardous waste management, industrial process and petrochemical refinement, general building and water/wastewater treatment projects. The Company is also a leading provider of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies. Headquartered in San Francisco, the Company operates in more than 20 countries with approximately 25,000 employees providing services to state, local and federal government agencies, as well as to private clients in the chemical, pharmaceutical, manufacturing, forest product, energy, oil, gas, mining, healthcare, water supply, retail and commercial development, telecommunication and utility industries.

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company includes in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. The consolidated financial statements reflect the August 2002 acquisitions of Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (collectively, “EG&G”), which were all accounted for under purchase accounting method. See Note 2, “Acquisition”.

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

Revenue Recognition

     The Company earns its revenues from cost-plus, fixed-price, and time-and-materials contracts. At October 31, 2002, the Company had approximately 5,000 major active jobs, none of which represented more than 5% of its total revenues for the year. If estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss first becomes known.

     Cost-Plus Contracts. The Company has two major types of cost-plus contracts:

•	Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, the Company charges clients negotiated rates based on its direct and indirect costs. In negotiating a cost-plus contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. The Company receives payment and recognizes revenues based on the actual total number of labor hours the Company expends and total costs the Company incurs. If the actual total number of labor hours the Company expended is lower than the total number of labor hours the Company has estimated, its revenues from that project will be lower than the Company has estimated. If the actual labor hours the Company expended exceed the initial negotiated amount, the Company must obtain a contract modification to receive payment and to recognize revenues for such overage.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Cost-Plus Award Fee. Certain cost-plus contracts provide for an award or penalty fee based on performance criteria in lieu of a fixed fee. The Company recognizes revenues to the extent of costs actually incurred plus a proportionate amount of the fee earned. The Company takes these award or penalty fees on contracts into consideration when estimating sales and profit rates, and the Company records revenues related to the award fees when there is sufficient information to assess anticipated contract performance. If revenues related to the award or penalty fees are based solely on a single significant event, the Company generally does not record these fees until the event actually occurs.

     Labor costs and subcontractor services are the principal components of the Company’s direct costs on cost-plus contracts. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Federal Acquisition Regulations, which are applicable to all federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts subject to such regulations. Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. In accordance with industry practice, most of the Company’s federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     Fixed-Price Contracts. The Company has two major types of fixed-price contracts:

•	Fixed-Price Per Unit (“FPPU”). Under FPPU contracts, clients pay a set fee for each service transaction that the Company completes. The Company is generally guaranteed a minimum number of service transactions at a fixed price, but actual profit margins on any FPPU contract depend on the number of service transactions the Company ultimately completes. The Company recognizes revenues under FPPU contracts as the Company completes and bills the related service transactions to its clients. If the costs per service transaction turn out to exceed the estimates, profit margins will decrease and the Company may realize a loss on the project.

•	Firm Fixed-Price (“FFP”). FFP contracts have historically accounted for most of the Company’s fixed-price contracts. Under FFP contracts, clients agree to pay the Company an agreed sum negotiated in advance for the specified scope of work. The Company recognizes revenues on FFP contracts using the percentage-of-completion method and in performing its calculations the Company includes a proportion of the earnings that the Company expects to realize on a contract equal to the ratio that costs incurred bear to total estimated costs. The Company calculates percentage-of-completion on a contract-by-contract basis to arrive at the total estimated revenues recognized under fixed-price contracts. The Company does not adjust revenues downward if the Company incurs costs below its original estimated costs. Similarly, the Company does not recognize additional revenues if the Company incurs costs in excess of estimates required to complete the project, unless there is an approved change of scope in the work to be performed. Accordingly, the Company’s profit margins on any FFP contract depend on the accuracy of the Company’s estimates and will increase to the extent that actual costs are below the contracted amounts. If the costs exceed the estimates, on the other hand, profit margin will decrease, and the Company may realize a loss on a project.

     Time-and-Materials Contracts. Under the time-and-materials contracts, management negotiates hourly billing rates and the Company charges the clients based on the actual time that the Company expends on a project. In addition, clients reimburse the Company for the actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs in connection with its performance under the contract. The Company’s profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared with negotiated billing rates. The Company recognizes revenues under these contracts based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that it incurs on the projects.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers of customers that comprise the Company’s customer base and their dispersion across different business and geographic areas. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States of America and Europe. The Company estimates and maintains an allowance for potential uncollectible accounts and such estimates have historically been within management’s expectations.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

     Carrying amounts of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of long-term debt approximate fair value.

Property and Equipment

     Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in income. Depreciation is provided on the straight-line and the double declining methods using estimated lives ranging from 3 to 10 years for property and equipment. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Internal-Use Computer Software

     AICPA Statement of Position No. 98-1 (“SOP 98-1”) summarizes the three stages of computer software development as the preliminary project stage application development stage and post-implementation/operation stage. The Company expenses or capitalizes charges associated with development of internal-use software in accordance with SOP No. 98-1 as follows:

Preliminary project stage: Both internal and external costs incurred during this stage are expensed to operations as incurred.

Application development stage: Both internal and external costs incurred to develop the internal-use computer software begin to be capitalized when the preliminary project stage is completed and management with relevant authority permits and commits to fund a computer software project. However, training costs and the process of data conversion from the old system to the new system, which includes purging or cleansing of existing data, reconciliation or balancing of old data to the converted data in the new system, are expensed to operations as incurred.

Post-Implementation/Operation Stage: All training costs and maintenance costs incurred during this stage are expensed as incurred.

     Costs of upgrades and enhancements are capitalized if the expenditures will result in added functionality for the software. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which may be up to 10 years. Impairment is measured and recognized in accordance with the Statement of Financial Accounting Standards No. 144 issued by the Financial Accounting Standards Board (“FASB”), which the Company adopted on November 1, 2002.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs and Accrued Earnings in Excess of Billings on Contracts in Process and Billings in Excess of Costs and Accrued
Earnings on Contracts in Process

     Included in costs and accrued earnings in excess of billings on contracts in process in the accompanying consolidated balance sheets at October 31, 2002 and 2001 were $374.7 million and $289.6 million, respectively, representing amounts earned and reimbursable under contracts in progress at the respective balance sheet dates. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next 12 months.

     Billings in excess of costs and accrued earnings on contracts in process in the accompanying consolidated balance sheets represent cash collected from clients on contracts in advance of revenues earned thereon, as well as advanced billings to clients in excess of costs and earnings on uncompleted contracts. As of October 31, 2002, and 2001, billings in excess of costs and accrued earnings on contracts in process were $92.2 million and $95.5 million, respectively. The Company anticipates that substantially all such amounts will be earned over the next 12 months.

Allowance for Uncollectible Accounts Receivable

     The Company’s accounts receivable and costs and accrued earnings in excess of billings on contracts in process are reduced by an allowance for amounts that may become uncollectible in the future. The Company bases its estimated allowance for uncollectible amounts primarily on management’s evaluation of the financial condition of its clients. Management regularly evaluates the adequacy of the allowance for uncollectible amounts by taking into consideration factors such as the type of client: governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay.

Income Taxes

     The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and based on expected future operating results, management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Income Per Common Share

     Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share of common stock is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock. Diluted income per share is computed by dividing net income available to common stockholders plus the preferred stock dividend by the weighted average common share and dilutive potential common shares that were outstanding during the period. Due to the participation features of the Series D Cumulative Convertible Participating Preferred Stock (“Series D Preferred Stock”) shares issued in connection with the acquisition of EG&G and the fact that these shares were not convertible at October 31, 2002, these shares are assumed to be a separate class of common stock (equivalent to approximately an additional 416,000 weighted average common shares in the fiscal year ended October 31, 2002). Accordingly, income per common share for fiscal year 2002 has been calculated using the two-class method, which is an earnings allocation formula that determines income per common share for each class of common stock. Under the two-class method, approximately $907,000 of net income for the fiscal year ended October 31, 2002 is allocable to the Series D Preferred Stock and the remaining amount is allocable to common stockholders. While a proportionate amount of the income otherwise available to common shares is allocable, as described above, to the weighted average number of Series D Preferred Stock shares outstanding during the fiscal year ended October 31, 2002, the presentation below combines the two classes of common stock.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Years ended October 31,

	2002	2001	2000

	(in thousands, except per share amounts)
Numerator—Basic
Net income available for common stockholders	$49,232	$48,623	$41,561

Denominator—Basic
Weighted-average common stock outstanding	22,554	17,444	16,272

Basic income per share	$2.18	$2.79	$2.55
Numerator—Diluted
Net income available for common stockholders	$49,232	$48,623	$41,561
Preferred stock dividend	5,939	9,229	8,337

Net income	$55,171	$57,852	$49,898

Denominator—Diluted
Weighted-average common stock outstanding	22,554	17,444	16,272
Effect of dilutive securities:
Stock options	1,194	1,212	943
Convertible preferred stock	3,390	5,306	4,805

	27,138	23,962	22,020

Diluted income per share	$2.03	$2.41	$2.27

     Stock options to purchase 66,271 shares of common stock at prices ranging from $27.30 to $33.90 per share were outstanding at October 31, 2002, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the shares of common stock. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

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

Derivative Financial Instruments

     The Company is exposed to risk of changes in interest rates as a result of borrowings under the senior collateralized credit facility. The Company periodically enters into interest rate derivatives to protect against the risk. During fiscal year 2002, the only derivative instrument the Company held was an interest rate cap agreement relating to $204.3 million of its LIBOR bank term loan borrowings. This agreement expired on July 31, 2002 and was not renewed. As such, at October 31, 2002, the Company did not hold any interest rate derivatives. From an economic standpoint, the cap agreement provided the Company with protection against LIBOR interest rate increases above 7%. For accounting purposes, the Company elected not to designate the cap agreement as a hedge, and in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted on November 1, 2000, changes in the fair market value of the cap agreement were included in other expenses in the Consolidated Statements of Operations. Since interest rates throughout the fiscal year ending October 31, 2002 were significantly below the 7% cap agreement, such agreement did not have any value during the year and accordingly there were no changes in the fair value to be included in other expenses. The value of the interest rate cap agreement at October 31, 2001 was zero.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of Statements of Financial Accounting Standards

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and that it is no longer amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity’s balance sheet at the beginning of that fiscal year. Early application of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. The Company adopted SFAS 142 on November 1, 2001 and ceased to amortize goodwill on that date. See Note 4, “Goodwill and Purchased Intangible Assets”.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30 and is effective beginning after May 15, 2002. As permitted, the Company elected to adopt SFAS 145 early on August 1, 2002; accordingly, the Company recorded a loss of $7.6 million from extinguishment of debt in indirect, general, and administrative expenses during fiscal year 2002.

Recently Issued Statements of Financial Accounting Standards

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to resolve significant implementation issues related to SFAS 121. The Company adopted SFAS 144 on November 1, 2002. SFAS 144 is not expected to significantly impact the assessment of impairment of long-lived assets by the Company, other than the fact that SFAS 144 removes goodwill from its scope and, therefore, eliminates the requirement of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. As indicated above, assessment of impairment of goodwill is required in accordance with the provisions of SFAS 142, which the Company adopted on November 1, 2001.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)” in its entirety and addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity’s commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. As permitted, the Company adopted SFAS 146 early on November 1, 2002. Currently, SFAS 146 is not expected to significantly impact the assessment of such liability by the Company.

     On November 25, 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45” or the “Interpretation”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The Company has guarantees that will be subject to the accounting and disclosure provisions of the Interpretation, and therefore, adoption of FIN 45 will impact disclosures in the first quarter of its next fiscal year. The Company is currently evaluating the recognition and measurement impacts of adoption.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The Company intends to adopt SFAS 148 on November 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 is expected to impact only the future disclosures, not the financial results, of the Company.

Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation with no effect on consolidated net income, equity or cash flows as previously reported.

     NOTE 2. ACQUISITION

     In accordance with SFAS 141, the Company allocates the purchase price of its acquisition to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The tax deductible goodwill resulting from the EG&G acquisition amounted to $269.3 million. As of October 31, 2002, $203.7 million of goodwill was unamortized for tax purposes. The fair values assigned to intangible assets acquired are based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. In accordance with SFAS 142, which the Company adopted on November 1, 2001, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

     On August 22, 2002, the Company acquired all of the outstanding common shares of EG&G, a leading provider of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies, for an aggregate purchase price of $503.6 million. The aggregate purchase price included the issuance of 4,957,359 shares of the Company’s common stock, valued at $112.3 million (based on the price of its common stock on the closing date), issuance of 100,000 shares of the Company’s Series D Preferred Stock, valued at $47.8 million (based on the price of its common stock on the closing date), $176.1 million in cash, estimated direct transaction costs of $11.8 million and the assumption and retirement of $155.6 million of EG&G’s debt.

     Simultaneously with the closing of the EG&G acquisition, the Company entered into a new senior secured credit facility, which provides for term loan facilities in the aggregate amount of $475.0 million and a revolving credit facility in the amount of $200.0 million. In addition, the Company issued $200.0 million in aggregate principal amount due at maturity of 11 1/2% senior notes due 2009. The Company used the proceeds of these new debt instruments to consummate the EG&G acquisition and to repay and terminate its old senior collateralized credit facility.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The operating results of EG&G have been included in the accompanying consolidated financial statements from the date of acquisition forward. Accordingly, EG&G’s results of operations for 2001 and 2000 were not included in the Company’s consolidated statements of operations for prior periods. Actual revenues, operating income and net income of EG&G for the period from August 22, 2002 to October 31, 2002 were $186.4 million, $7.5 million, and $7.4 million, respectively and total assets and net accounts receivable at October 31, 2002 were $195.8 million and $89.1 million, respectively.

     The EG&G acquisition was intended to enhance the Company’s competitive position in key industries, while strengthening its position in strategic markets. The merger is intended to provide the Company with leverage in expanded service offerings, achieve cost synergies and economies of scale and improve the profitability of the combined company. The Company intends to increase its revenue per customer by marketing and delivering additional services to existing customers. The EG&G acquisition will also allow the Company to be well positioned to capitalize on the growth in the federal government sector.

     Based on an independent valuation, the total purchase price paid for EG&G of approximately $503.6 million has been allocated as follows:

Value
(in thousands)

Current assets	$147,665
Fixed assets	6,449
Other assets	8,509
Purchased intangible assets:
Software	3,900
Existing contracts	10,600
Goodwill	499,552
Current liabilities	(170,222)
Non-current liabilities	(2,872)

Total purchase price	$503,581

Purchased Intangible Assets

     Of the total purchase price paid for the EG&G acquisition, approximately $14.5 million has been allocated to purchased intangible assets, which include acquired backlog and software. Based on an independent valuation, $10.6 million, which will be amortized on a straight line basis over the individual related contract terms, was allocated to the value of the backlog and $3.9 million was allocated to software, which will be amortized on a straight line basis over a useful life of three years.

Pro Forma Results

     The following unaudited pro forma financial information presents the combined results of operations of the Company and EG&G as if the EG&G acquisition had occurred as of the beginning of the fiscal periods presented. An adjustment of $1.2 million, net of tax, has been made to the combined results of operations, reflecting amortization of purchased intangibles, as if the EG&G acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information also excludes a non-recurring, pre-tax charge of $8.9 million and $10.6 million for fiscal years 2002 and 2001, respectively. This charge relates to early extinguishment of debt on a loan that would have been retired if the EG&G acquisition had occurred at the beginning of each of the fiscal years presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the EG&G acquisition been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001
	(In thousands, except per share amounts)
	Unaudited

Revenues	$3,185,383	$3,177,614
Net income	$48,920	$56,981
Basic income per share	$1.52	$1.95
Diluted income per share	$1.49	$1.86

Acquisition Costs Related to the EG&G acquisition

     In connection with the EG&G acquisition, the Company set up an accrual of $2.7 million for severance and relocation costs, of which $1.2 million was incurred during fiscal year 2002. The remaining accrual of $1.5 million is included in accrued expenses on the consolidated balance sheet as of October 31, 2002.

Finalization of Purchase Price

     Certain information necessary to complete the purchase accounting is not yet available, including the completion of actuarial reports associated with the Company’s decision to freeze or terminate the defined benefit pension plan and analysis of the EG&G leases by a real estate valuation firm in order to determine whether there are favorable or unfavorable leases. Purchase accounting will be finalized upon receipt of actuarial studies and lease analysis.

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	October 31,

	2002	2001

	(In thousands)
Equipment	$150,286	$87,245
Capital leases	67,592	49,695
Furniture and fixtures	26,875	25,375
Leasehold improvements	26,221	19,872
Construction in progress	222	11,752
Building	295	301
Land	—	75

	271,491	194,315
Less: accumulated depreciation and amortization	(114,967)	(87,318)

Net property and equipment	$156,524	$106,997

     As of October 31, 2002 and 2001, the Company capitalized development costs of internal-use software of $50.1 million and $6.9 million, respectively. The Company intends to amortize the capitalized software costs using the straight-line method over 10 years of estimated useful life.

     Accumulated amortization of capital leases was $29.3 million and $17.2 million at October 31, 2002 and 2001, respectively. Depreciation and amortization expense of property and equipment for the fiscal years ended 2002, 2001 and 2000 was $32.8 million, $26.5 million, and $26.6 million, respectively.

NOTE 4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     The Company adopted SFAS 142 on November 1, 2001 and ceased to amortize goodwill on that date. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by the Company. Goodwill was amortized on the straight-line method over periods ranging from 30 to 40 years for the years ended before November 1, 2001. Accumulated amortization at October 31, 2002, 2001 and 2000 was $54.8 million, $54.8 million, and $39.2 million, respectively. Amortization expense for the fiscal years ended 2002, 2001 and 2000 was $0, $15.6 million, and $15.2 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As part of the adoption of SFAS 142, the Company completed the required initial impairment test. This test resulted in no impairment for fiscal year 2002. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, the Company’s fiscal year 2002 effective tax rate has been reduced to approximately 39.5%.

     The Company regularly evaluates whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, the Company calculates its estimated fair value based on the closing sales price of its common stock and projected discounted cash flows as of the date it performs the impairment tests. The Company allocates a portion of the total fair value to different reporting units based on discounted cash flows. The Company then compares the resulting fair values by reporting units to the respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, the Company measures the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, the Company recognizes a goodwill impairment loss. The Company performs this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company completed the required annual impairment test, which resulted in no impairment for fiscal year 2002. The Company believes the methodology it uses in testing impairment of goodwill provides a reasonable basis in determining whether an impairment charge should be taken.

     The Company has recorded goodwill in the domestic segment, which includes the parent company. The changes in the carrying amount of goodwill as of October 31, 2002 and 2001 were as follows:

		Accumulated	Net
	Goodwill	Amortization	Goodwill

		(In thousands)
Balance at October 31, 2000	$553,806	$(39,195)	$514,611
Contingent purchase price related to prior acquisitions	1,436	—	1,436
Goodwill amortization	—	(15,617)	(15,617)
Goodwill written off due to sale of subsidiary	(152)	8	(144)

Balance at October 31, 2001	555,090	(54,804)	500,286
Contingent purchase price related to prior acquisitions	1,791	—	1,791
Goodwill related to the acquisition of EG&G	499,552	—	499,552

Balance at October 31, 2002	$1,056,433	$(54,804)	$1,001,629

     The following table reflects the adjusted net income and net income per share as if SFAS 142 had been effective as of November 1, 2000 and assuming that the effective tax rates remained at 44.5% and 45.5%, for the two years ended October 31, 2001 and 2000, respectively:

	Years Ended October 31,

	2002	2001	2000

	(In thousands, except amounts)
Net Income
Reported net income	$55,171	$57,852	$49,898
Add: goodwill amortization, net of tax	—	8,667	8,321

Adjusted net income	$55,171	$66,519	$58,219

Basic income per share
Reported net income	$2.18	$2.79	$2.55
Goodwill amortization	—	.49	.51

Adjusted net income	$2.18	$3.28	$3.06

Diluted income per share
Reported net income	$2.03	$2.41	$2.27
Goodwill amortization	—	.37	.38

Adjusted net income	$2.03	$2.78	$2.65

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Purchased intangible assets is comprised of $10.6 million in market value of customer backlog and $3.9 million of software acquired as a result of the EG&G acquisition. Purchased intangible assets are amortized on the straight-line method. See Note 2, “Acquisition”. The following table presents the estimated future amortization expense of purchased intangible assets:

	Market Value
	Backlog	Software	Total

		(In thousands)
2003	$1,991	$1,300	$3,291
2004	1,721	1,300	3,021
2005	1,546	1,300	2,846
2006	1,407	—	1,407
2007	903	—	903
Thereafter	3,032	—	3,032

	$10,600	$3,900	$14,500

NOTE 5. INCOME TAXES

     The components of income tax expense applicable to the operations each year are as follows:

		Years Ended October 31,

	2002	2001	2000

		(In thousands)
Current:
Federal	$19,832	$33,242	$18,550
State and local	2,786	6,963	4,040
Foreign	3,786	3,660	4,110

Subtotal	26,404	43,865	26,700

Deferred:
Federal	9,787	4,510	13,940
State and local	1,375	945	1,550
Foreign	(1,626)	(3,020)	(490)

Subtotal	9,536	2,435	15,000

Total tax provision	$35,940	$46,300	$41,700

     As of October 31, 2002, the Company had available net operating loss (“NOL”) carryforwards for federal income tax and financial statement purposes of $21.4 million. Utilization of the NOL which arose from the Company’s October 1989 quasi-reorganization and the acquisition of EG&G in August 2002 is limited pursuant to Section 382 of the Internal Revenue Code (“382 limit”). Of the total NOL, $1.5 million is subject to a 382 limit of $750,000 per year and will expire in fiscal year 2004, $17.5 million is subject to a 382 limit of $13.0 million per year and will expire in fiscal years 2019 and 2021 and $2.4 million will be carried back for refund. The Company also has $14.8 million of foreign NOLs available to carry forward. These NOLs are available only to offset income earned in foreign jurisdictions and will expire at various dates.

     While the Company has available NOL carryforwards, which partially offset otherwise taxable income for federal income tax purposes, for state tax purposes, such amounts are not necessarily available to offset income subject to tax.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The significant components of the Company’s deferred tax assets and liabilities are as follows:

     Deferred tax assets/(liabilities) due to:

		October 31,

	2002	2001	2000

		(In thousands)
Current:
Allowance for doubtful accounts	$5,115	$5,392	$4,686
Net operating losses	7,934	—	—
Inventory	124	—	—
Investment in joint ventures	(11)	—	—
Payroll related and other accruals	15,392	11,193	9,211

Current deferred tax asset	28,554	16,585	13,897

Revenue retentions	(825)	(1,402)	(1,492)
Prepaid expenses	(467)	—	—
Contingent liabilities	3,571	—	—
Unbilled fees	(12,938)	(4,887)	(7,546)

Current deferred tax liability	(10,659)	(6,289)	(9,038)

Net current deferred tax asset	$17,895	$10,296	$4,859

Non-Current:
Deferred compensation and pension	$3,657	$2,995	$(931)
Self-insurance contingency accrual	245	2,082	2,184
Depreciation and amortization	(1,503)	(1,245)	380
Foreign tax credit	1,596	561	2,837
Net operating loss	7,391	9,425	11,550

Gross non-current deferred tax asset	11,386	13,818	16,020
Valuation allowance	(572)	(5,815)	(7,406)

Net non-current deferred tax asset	10,814	8,003	8,614

Cash to accrual	—	—	(1,256)
Acquisition liabilities	(20,023)	(28,370)	(28,229)
Other deferred gain and unamortized bond premium	(501)	(725)	(941)
Restructuring accrual	(1,889)	(2,820)	(2,985)
Mark to market	—	—	(154)
Depreciation and amortization	(32,040)	(11,184)	(8,556)
Other accruals	3,010	396	350

Non-current deferred tax liability	(51,443)	(42,703)	(41,771)

Net non-current deferred tax liability	$(40,629)	$(34,700)	$(33,157)

     The change in the total valuation allowance related to deferred tax assets for the fiscal year ended October 31, 2002, results from a decrease of $0.3 million due to the utilization of domestic net operating losses and a decrease of $4.9 million due to the analysis, use, and adjustment of foreign losses available for use. The net change in the total valuation allowance related to deferred tax assets for the fiscal year ended October 31, 2001, was a decrease of $0.3 million from fiscal year 2000 due to the utilization of domestic net operating losses and a decrease of $1.3 million from fiscal year 2000 due to current and prior year foreign losses utilized.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

	Years Ended October 31,

	2002	2001	2000

	(In thousands)
Federal income tax expense based upon federal statutory tax rate of 35%	$31,889	$36,453	$32,059
Nondeductible goodwill amortization	—	4,592	4,388
Meals and entertainment	1,261	1,289	885
Non-deductible expenses	760	290	461
NOL carryforwards utilized	(263)	(263)	(269)
Unbenefited foreign losses	—	305	939
EZ California Credit	(1,428)	—	—
Foreign earnings taxed at rates higher (lower) than U.S. statutory rate	220	41	53
State taxes, net of federal benefit	3,996	5,218	4,158
Adjustment due to change in federal and state rates	—	206	52
Extraterritorial income exclusion	(484)	(622)	—
Reversal of valuation adjustment	—	(821)	—
Utilization of deferred tax allowance and other adjustments	(11)	(388)	(1,026)

Total taxes provided	$35,940	$46,300	$41,700

NOTE 6. CURRENT AND LONG-TERM DEBT

     Current and long-term debt consists of the following:

	October 31,

	2002	2001

	(In thousands)
Bank term loans, payable in quarterly installments	$475,000	$381,338
12 1/4% Senior subordinated notes due 2009	200,000	200,000
11 1/2% Senior notes due 2009 (net of discount and issue costs of $4,609)	195,391	—
Revolving line of credit	27,259	—
6 1/2% Convertible subordinated debentures due 2012 (net of bond issue costs of $24 and $26)	1,775	1,772
8 5/8% Senior subordinated debentures due 2004 (net of discount and bond issue costs of $1,109 and $1,817) (effective interest rate on date of restructuring was 25%)	5,346	4,638
Obligations under capital leases	47,842	39,219
Foreign collateralized borrowings and notes payable	1,548	4,162

	954,161	631,129
Less:
Current maturities of long-term debt	16,000	39,704
Current maturities of notes payable	439	3,841
Current maturities of capital leases	13,859	10,880

	$923,863	$576,704

     During fiscal year 2002, the Company incurred new borrowings through a new long term senior secured credit facility and issued $200 million in aggregate principal amount due at maturity of 11 1/2% senior notes in connection with the EG&G acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Credit Facility

     Senior Secured Credit Facility. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, the Company entered into a new senior secured credit facility, which provides for two term loan facilities in the aggregate amount of $475.0 million and a revolving credit facility in the amount of $200.0 million. The term loan facilities consist of term loan A, a $125.0 million tranche, and term loan B, a $350.0 million tranche. As of October 31, 2002, the Company had borrowed $475.0 million in principal amount under the term loan facilities, and the Company had outstanding letters of credit aggregating to $45.9 million and an outstanding balance drawn on the revolving line of credit of $27.3 million, which reduced the amount available to the Company under its revolving credit facility to $126.8 million.

     Principal amounts under term loan A will become due and payable on a quarterly basis beginning January 31, 2003, and thereafter through August 22, 2007. Annual required principal payments under term loan A will range from $12.5 million to a maximum of $37.5 million with term loan A expiring and all remaining outstanding principal amounts becoming due and payable in full on August 22, 2007. Principal amounts under term loan B will become due and payable on a quarterly basis beginning January 31, 2003, in the amount of $3.5 million per year through October 31, 2007, with all remaining outstanding principal amounts becoming due and payable in equal quarterly installments with the final payment due on August 22, 2008. The revolving credit facility expires and is payable in full on August 22, 2007.

     All loans outstanding under the new senior secured credit facility bear interest at a rate per annum equal to, at its option, either the base rate or LIBOR, in each case plus an applicable margin. The applicable margin will adjust according to a performance pricing grid based on the Company’s ratio of consolidated total funded debt to consolidated EBITDA. For the purposes of the new senior secured credit facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expenses and amounts set aside for the payment of taxes, subject to adjustment for certain non-cash items and to pro forma adjustments related to permitted acquisitions, including the EG&G acquisition. For both the term loan A and the revolving credit facility, the applicable margin over LIBOR will range between 2.25% and 3.00%, depending on the ratio of the Company’s consolidated total funded debt to consolidated EBITDA. For the term loan B, the corresponding applicable margin over LIBOR will range between 3.25% and 3.50%. The terms “base rate” and “LIBOR” have meanings customary and appropriate for financings of this type. As of October 31, 2002, the LIBOR applicable margin was 3.0% for the term loan A and the revolving line of credit and 3.5% for the term loan B.

     The Company is required to prepay the loans under the new senior secured credit facility with:

•	100% of the net cash proceeds of all assets disposed of by the Company and its subsidiaries guaranteeing the new senior secured credit facility, net of selling expenses, taxes and prepayments of debt required in connection with the sale of such assets, subject to reinvestment rights within 270 days for asset dispositions in amounts less than $20 million and other limited exceptions;

•	100% of the net cash proceeds from the issuance of debt by the Company, provided that such percentage shall be reduced to 50% for any fiscal year in which the Company’s leverage ratio, measured as of the end of the preceding fiscal year, is less than 2.5 to 1, subject to limited exceptions;

•	50% of the net cash proceeds from the issuance of equity by the Company or its subsidiaries, subject to limited exceptions; and

•	75% of excess cash flows commencing with fiscal year 2003, provided that such percentage shall be reduced to 50% for any fiscal year in which, measured as of the end of such fiscal year, the Company’s leverage ratio is less than 2.5 to 1.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company, at its option, may prepay the loans under the new senior secured credit facility without premium or penalty, subject to reimbursement of the lenders’ prepayment fees in the case of prepayment of LIBOR loans.

     Substantially all of the Company’s domestic subsidiaries are guarantors of the new senior secured credit facility on a joint and several basis. The Company and the guaranteeing entities’ obligations are collateralized by an interest in substantially all of the Company’s and its subsidiaries’ existing and hereafter acquired personal property and material real property, including a pledge of the capital stock of the guaranteeing entities. The equity interests of non-U.S. subsidiaries are not required to be pledged as security; however, with limited exceptions, the terms of the facility restrict the foreign assets from being used as a pledge for future liens (“negative pledge”). See Note 15, “Supplemental Guarantor Information”.

     The Company’s new senior secured credit facility contains financial covenants, including a minimum current ratio of 1.5:1, a minimum fixed charge coverage ratio (which will vary over the term of the facility between 1.05:1 and 1.20:1), and a maximum ratio of consolidated total funded debt to consolidated EBITDA (which will decrease over the term of the facility from a maximum of 4.25:1 to a minimum of 3:1). The Company is required to submit quarterly compliance certification to the lender under the facility. The Company was fully compliant with these covenants as of October 31, 2002.

     The new senior secured credit facility also contains customary events of default and customary affirmative and negative covenants including, but not limited to, restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, capital expenditures, capital leases, negative pledges, sale-leaseback transactions, indebtedness, contingent obligations, investments and joint ventures.

     Old Senior Collateralized Credit Facility. The Company’s old senior collateralized credit facility was funded on June 9, 1999, and provided for three term loan facilities in the aggregate amount of $450.0 million and a revolving credit facility in the amount of $100.0 million. The term loan facilities consisted of Term Loan A, a $250.0 million tranche, Term Loan B, a $100.0 million tranche and Term Loan C, another $100.0 million tranche. As part of the EG&G acquisition, the Company repaid and terminated the old senior collateralized credit facility on August 22, 2002.

     Principal amounts under Term Loan A became due, commencing on October 31, 1999, in the amount of $3.0 million per quarter for the subsequent three quarters. Commencing on October 31, 2000 and through August 22, 2002, the retirement date, annual principal payments under Term Loan A ranged from $25.0 million to a maximum of $34.8 million. Principal amounts under Term Loans B and C became due, commencing on October 31, 1999, in the amount of $1.0 million in each year through August 22, 2002 when these loans were retired.

     The term loans and revolving credit facility were priced at an interest rate equal to, at the Company’s option, either the Base Rate or LIBOR, in each case plus an applicable margin. The applicable margin adjusted according to a performance-pricing grid based on the Company’s ratio of consolidated total funded debt to consolidated EBITDA. The “Base Rate” was defined as the higher of the lender’s Prime rate and the Federal Funds Rate plus 0.50%. “LIBOR” was defined as the offered quotation by first class banks in the London interbank market to the Bank for dollar deposits, as adjusted for reserve requirements.

     At October 31, 2001 and 2000, the Company’s revolving credit facility with the Bank provided for advances up to $100.0 million. At October 31, 2001 and 2000, the Company had outstanding letters of credit in the aggregate amount of $25.0 million and $36.5 million, respectively, which reduced the amount available to the Company under the Company’s revolving credit facility to $75.0 million and $63.5 million, respectively.

     The senior collateralized credit facility was governed by affirmative and negative covenants. These covenants included restrictions on incurring additional debt, paying dividends or making distributions to its stockholders, repurchasing or retiring capital stock and making subordinated junior debt payments, as well as other restrictions. The financial covenants included maintenance of a minimum current ratio of 1.20 to 1.00 and a minimum fixed charge coverage ratio of 1.10 to 1.00, an EBITDA minimum of $160.0 million and a maximum leverage ratio of 3.50 to 1.00 for fiscal year ended October 31, 2001. The Company was required to submit quarterly compliance

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certification to the Bank. The Company was fully compliant with these covenants as of October 31, 2001.

     Notes

     11 1/2% Senior Notes. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, the Company issued $200.0 million in aggregate principal amount due at maturity of 11 1/2% Senior Notes due 2009 (the “11 1/2% notes”) for proceeds, net of $4.7 million of original issue discount, of approximately $195.3 million. Interest on the 11 1/2% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. The notes are effectively subordinate to the new senior secured credit facility and senior to the subordinated indebtedness, including the 12 1/4% notes, the 8 5/8% debentures, and the 6 1/2% debentures described below. As of October 31, 2002, all amounts remained outstanding under the 11 1/2% notes.

     Substantially all of Company’s domestic subsidiaries fully and unconditionally guarantee the 11 1/2% notes on a joint and several basis. The Company may redeem any of the 11 1/2% notes beginning on September 15, 2006 at the following redemption prices (expressed as percentages of the principal amount of the 11 1/2% notes so redeemed), if the Company does so during the 12-month period commencing on September 15 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price

2006	105.750%
2007	102.875%
2008	100.000%

     In addition, at any time prior to or on September 15, 2005, the Company may redeem up to 35% of the principal amount of the 11 1/2% notes then outstanding with the net cash proceeds from the sale of capital stock. The redemption price will be equal to 111.50% of the principal amount of the redeemed 11 1/2% notes.

     If the Company undergoes a change of control, the Company may be required to repurchase the 11 1/2% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If the Company sells certain of its assets, the Company may be required to use the net cash proceeds to repurchase the 11 1/2% notes at 100% of the principal amount plus accrued and unpaid interest to the date of purchase.

     The indenture governing the 11 1/2% notes contains certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or make distributions to the Company’s stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by a lien, enter into transactions with the Company’s stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing the 11 1/2% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

     12 1/4% Senior Subordinated Notes. In June 1999, the Company issued $200.0 million in aggregate principal amount of 12 1/4% Senior Subordinated Notes due 2009 (the “12 1/4% notes”), all of which remained outstanding at October 31, 2002. Interest on the 12 1/4% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12 1/4% notes are effectively subordinate to the Company’s senior secured credit facility and its 11 1/2% notes.

     Substantially all of the Company’s domestic subsidiaries fully and unconditionally guarantee the 12 1/4% notes on a joint and several basis. The Company may redeem the 12 1/4% notes, in whole or in part, at any time on or after May 1, 2004 at the following redemption prices (expressed as percentages of the principal amount of the 12 1/4% notes so redeemed), if the Company does so during the 12-month period commencing on May 1 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price

2004	106.125%
2005	104.083%
2006	102.041%
2007 and thereafter	100.000%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     If the Company undergoes a change of control, the Company may be required to repurchase the 12 1/4% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If the Company sells certain of its assets, the Company may be required to use the net cash proceeds to repurchase the 12 1/4% notes at 100% of the principal amount plus accrued and unpaid interest to the date of purchase.

     The indenture governing the 12 1/4% notes contains certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or make distributions to its stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by a lien, enter into transactions with its stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing the 12 1/4% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

Debentures

     8 5/8% Senior Subordinated Debentures (“8 5/8% debentures”). The Company’s 8 5/8% debentures are due in 2004. Interest is payable semi-annually in January and July of each year. The 8 5/8% debentures are subordinate to the new senior secured credit facility, and the 11 1/2% notes. As of October 31, 2002, the Company owed approximately $6.5 million on the 8 5/8% debentures.

     6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”). The Company’s 6 1/2% debentures are due in 2012 and are convertible into shares of the Company’s common stock at the rate of $206.30 per share. Interest is payable semi-annually in February and August of each year. Annual sinking fund payments calculated to retire 70% of the 6 1/2% debentures prior to maturity began in February 1998. The 6 1/2% debentures are subordinate to the new senior secured credit facility, the 11 1/2% notes, and the 12 1/4% notes. As of October 31, 2002, the Company owed approximately $1.8 million on the 6 1/2% debentures.

Foreign Credit Lines

     The Company maintains foreign lines of credit which are collateralized by assets of foreign subsidiaries at October 31, 2002. The average interest rate for the foreign lines of credit was 6.20% at October 31, 2002. At October 31, 2002 and 2001, amounts available under these foreign lines of credit were $12.5 million and $15.0 million, respectively. At October 31, 2002 and 2001, amounts outstanding under the foreign lines of credit were $0 million and $3.8 million, respectively. This reduced the amount available to the Company under these foreign lines of credit to $12.5 million and $11.2 million, respectively.

Maturities

     The amounts of long-term debt outstanding (excluding capital leases) at October 31, 2002, maturing in the next five years are as follows:

(In thousands)
2003	$16,439
2004	29,229
2005	28,741
2006	35,007
2007	68,323
Thereafter	728,580

$906,319

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7. OBLIGATIONS UNDER LEASES

     Total rental expense included in operations for operating leases for the fiscal years ended October 31, 2002, 2001 and 2000, totaled to $81.7 million, $76.5 million and $70.2 million, respectively. Certain of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2013. Obligations under operating leases include building, office, and other equipment rentals. Obligations under capital leases include leases on vehicles, office equipment and other equipment.

     Obligations under non-cancelable lease agreements are as follows:

	Capital Leases	Operating Leases

	(In thousands)
2003	$17,665	$84,479
2004	15,015	73,206
2005	12,079	62,573
2006	7,894	47,090
2007	1,825	39,258
Thereafter	—	99,885

Total minimum lease payments	$54,478	$406,491

Less: amounts representing interest	6,636

Present value of net minimum lease payments	$47,842

NOTE 8. SEGMENT AND RELATED INFORMATION

     Management has organized the Company by geographic divisions, consisting of the Parent, Domestic and International divisions. The Parent division is the legal entity, which is comprised of the Parent Company alone. The Domestic division is comprised of all offices located in United States of America. The International division is comprised of all offices in the United Kingdom, Western Europe and the Middle East, the Asia/Pacific region (including Australia, New Zealand, Singapore and Indonesia) and the Americas excluding the U.S. (including Canada, Mexico, and Central and South America).

     The Company provides services throughout the world. While services sold to companies in other countries may be performed and recognized within offices located in the United States of America, generally, revenues are classified within the geographic area where the services are performed.

     All of the Company’s operations share similar economic characteristics, and all of the Company’s business units are managed according to a consistent set of principal metrics and benchmarks determined by management within the Parent division. For example, management plans and controls the rates at which it bills professional and technical staff. Management also sets billable goals for all the Company’s professional and technical staff, and management aggregates all the indirect costs, including the aforementioned indirect labor expenses, as well as labor fringe expenses, facilities costs, insurance and other miscellaneous expenses, which in total comprise the “overhead pools.”

     All of the Company’s operations provide planning, design, program and construction management, and operations and maintenance services. These services are provided to federal governmental agencies by virtually all of the Company’s business units and approximately two-thirds of the Company’s operating units provide these services to local and state governmental agencies and to private sector clients. The Company’s services are provided to the Company’s clients through a combination of local office, client facilities and specific-job sites.

     Services are provided in a similar manner. For example, the use of technology throughout the Company’s operating units is fairly consistent, as the Company employs computer-aided design (CAD) and project management systems, for both general use and web-based job-specific application.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Based on the above similarities, the Company has concluded that its United States operations should be aggregated as one reportable segment, and its international operations should be aggregated into another segment. Accounting policies for each of the reportable segments are the same as those of the Company.

     The following table shows summarized financial information (in thousands) on the Company’s reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries.

     As of and for the fiscal year ended October 31, 2002:

		/	Segments		/

	Parent		Domestic	International	Eliminations		Total

Revenue	$—		$2,220,478	$213,090		$(5,741)	$2,427,827
Segment operating income (loss)	$(30,003)		$172,175	$4,644		$—	$146,816
Net accounts receivable	$—		$854,784	$85,432		$—	$940,216
Total assets	$1,697,938		$1,183,429	$98,128		$(750,403)	$2,229,092

     As of and for the fiscal year ended October 31, 2001:

		/	Segments		/

	Parent		Domestic	International	Eliminations		Total

Revenue	$—		$2,109,173	$216,975		$(6,798)	$2,319,350
Segment operating income (loss)	$(23,787)		$184,985	$8,543		$—	$169,741
Net accounts receivable	$—		$667,009	$78,170		$—	$745,179
Total assets	$1,078,067		$943,762	$102,242		$(660,695)	$1,463,376

     As of and for the fiscal year ended October 31, 2000:

	/	Segments		/

	Parent	Domestic	International	Eliminations		Total

Revenue	$—	$1,970,903	$235,683		$(1,008)	$2,205,578
Segment operating income (loss)	$(18,810)	$173,048	$9,221		$—	$163,459
Net accounts receivable	$(7,814)	$634,350	$82,469		$—	$709,005
Total assets	$1,089,960	$911,130	$115,390		$(689,346)	$1,427,134

     Operating income is defined as income before income taxes and net interest expense.

     The Company provides services to state, local and federal government, private businesses, and non-U.S. clients. For the three years ended October 31, 2002, revenues were attributed to the following categories:

	2002		2001		2000

			(Dollars in thousands)
Domestic:
State and local government agencies	$704,286	29%	$822,900	36%	$728,861	33%
Federal government agencies	600,194	25	380,454	16	354,581	16
Private businesses	910,257	37	899,021	39	886,453	40
International	213,090	9	216,975	9	235,683	11

Total	$2,427,827	100%	$2,319,350	100%	$2,205,578	100%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9. COMMITMENTS AND CONTINGENCIES

     Currently, the Company has limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability, and contractor’s pollution liability insurance. These policies include self-insured claim retention amounts of $1.0 million, $3.0 million and $0.25 million, respectively. With respect to various claims against Dames and Moore that arose from professional errors and omissions prior to the acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, the Company will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. The Company intends to maintain these policies; however, the Company may be unable to maintain existing coverage levels and, even if the Company does, claims may exceed the available amount of insurance. The Company believes that any settlement of existing claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has maintained insurance without lapse for many years with limits in excess of losses sustained.

     On January 18, 2002, the Attorney General of the State of Michigan filed a civil action against Radian International, L.L.C. (“Radian”), one of the Company’s subsidiaries, under the title Jennifer M. Granholm, Attorney General of the State of Michigan, and the Michigan Department of Environmental Quality v. Radian, L.L.C., (Ingham County Michigan Circuit Court). The complaint alleges violations by Radian of the Michigan Hazardous Waste Management Act and the Michigan Air Pollution Control Act and related regulations. The claimed violations arose out of an environmental remediation project undertaken by Radian in 1997 and 1998 (prior to the Company’s acquisition of Radian as part of the Dames & Moore acquisition in 1999) at the Midland, Michigan facility of Dow Chemical Co., during which minor amounts of pollutants may have been released into the air in the course of performing maintenance of a hazardous waste incinerator. The complaint seeks payment of civil penalties, costs, attorney’s fees and other relief against Radian. The Michigan Attorney General’s office has offered to settle the matter for $1.2 million.

     Various other legal proceedings are pending against the Company and certain of its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed the Company’s insurance coverage. Based on the Company’s previous experience with claims settlement and the nature of the pending legal proceedings, however, the Company does not believe that any of the legal proceedings are likely to result in a settlement or judgment against the Company or its subsidiaries, that would materially exceed its insurance coverage or have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 10. PREFERRED STOCK

     The Company has authorized the issuance of 100,000 shares of $0.01 par value, Series D Senior Cumulative Convertible Participating Preferred Stock (the “Series D Preferred Stock”), 100,000 shares of $0.01 par value, Series E Senior Cumulative Convertible Participating Preferred Stock (the “Series E Preferred Stock”), and 3,000,000 shares of $1.00 par value, Series B Exchangeable Convertible Preferred Stock (the “Series B Preferred Stock”).

Series D and Series E Senior Cumulative Convertible Participating Preferred Stock

     In connection with the EG&G acquisition, the Company issued 100,000 shares of its Series D Senior Preferred Stock. If approved by a majority of the Company’s stockholders at a special meeting anticipated to be held on or about January 28, 2003, the Series D Preferred Stock will automatically convert into an aggregate of 2,106,675 shares of the Company’s common stock, subject to possible anti-dilution adjustments between closing and the date on which the Series D Preferred Stock is actually converted into common stock. The aggregate liquidation preference of the Series D Preferred Stock is approximately $46.7 million. Holders of the Series D Preferred Stock have voting rights in respect of certain corporate actions, including, but not limited to, certain changes to the Company’s certificate of incorporation and bylaws, the creation of senior equity securities and certain transactions with respect to the common stock. The holders of the Series D Preferred Stock share on an as-converted basis in any dividends or distributions that the Company pays on the common stock.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     If the Company’s stockholders fail to approve the conversion of the Series D Preferred Stock by February 18, 2003, then at the election of the holders of a majority of the outstanding shares of Series D Preferred Stock, each share of Series D Preferred Stock will be convertible into one share of Series E Preferred Stock. The Series E Preferred Stock will be automatically converted into shares of the Company’s common stock at a conversion ratio equal to the conversion ratio of the original Series D Preferred Stock for which it was exchanged (subject to certain adjustments due to accrued but unpaid dividends) if the Company obtains approval from a majority of the stockholders by May 19, 2003. If the Company obtains such approval after May 19, 2003, then each share of Series E Preferred Stock will be convertible into common stock at the option of the holder and all shares of Series E Preferred Stock will automatically convert into common stock upon the affirmative vote of holders of a majority of the outstanding shares of Series E Preferred Stock. The holders of Series E Preferred Stock will have voting rights in respect of certain corporate actions, including, but not limited to, certain changes to the Company’s certificate of incorporation and bylaws, the creation of senior equity securities, certain transactions with respect to the Company’s common stock, the incurrence of certain indebtedness and certain purchases of assets. The aggregate liquidation preference of the Series E Preferred Stock will be equal to that of the Series D Preferred Stock (approximately $46.7 million), subject to adjustments due to accrued but unpaid dividends. The holders of the Series E Preferred Stock will be entitled to receive cumulative per share dividends at an initial rate of 12.5% per annum, payable on a quarterly basis, of the liquidation preference beginning on August 22, 2002 and until stockholder approval is obtained, increasing by 2% per quarter subject to a 22.5% cap. If the Company fails to pay six or more quarterly dividends, the holders of Series E Preferred Stock will have the right to elect two directors at the Company’s next annual meeting and at each subsequent annual meeting. Upon a change of control, each holder of Series E Preferred Stock will have the right to require the Company to repurchase the Series E Preferred Stock at a price per share equal to the greater of 120% of the liquidation preference for a share of Series E Preferred Stock and the current market price of all common stock issuable upon conversion of a share of Series E Preferred Stock. In addition, to the extent permitted by the senior debt, the Company will be required to use the proceeds from certain sales of the Company’s securities or assets to repurchase the Series E Preferred Stock. The Series E Preferred Stock will be subject to anti-dilution adjustments for certain issuance of the Company’s securities below the conversion price for the Series E Preferred Stock. The Series E Preferred Stock will be redeemable at the option of the holders on the earlier of August 2007 or the date on which all indebtedness under the new senior secured credit facility, the 11 1/2% senior notes, the 12 1/4% senior subordinated notes and certain other indebtedness, including any refinancing of such indebtedness, is repaid in full. The Company may redeem the Series E Preferred Stock, at the Company’s option, at a price per share equal to the liquidation preference, at any time after August 2010. At October 31, 2002 and 2001, the Company has 100,000 and 0 shares, respectively, of Series D Preferred Stock outstanding. The Company has issued no shares of Series E Preferred Stock to date.

Series B Preferred Stock

     In June 1999, the Company issued 46,082.95 shares of its Series A Preferred Stock and 450,000 shares of its Series C Preferred Stock to RCBA Strategic Partners, L.P. for an aggregate consideration of $100.0 million. In October 1999, the Company issued 46,083 shares of its Series B Preferred Stock to RCBA Strategic Partners, L.P. in exchange for the shares of Series A and Series C Preferred Stock. The Series B Preferred Stock had a liquidation preference equal to its original purchase price plus certain formulaic adjustments calculated at the time of liquidation. The Series B Preferred Stock was senior to the common stock and had voting rights equal to that number of shares of common stock into which it could be converted. Cumulative dividends were payable in-kind in additional shares of Series B Preferred Stock each calendar quarter at a dividend rate of 8%.

     Under the terms of the Series B Preferred Stock, the Company had the option, exercisable at any time on or after June 9, 2002 (the third anniversary of the financing for the Dames & Moore acquisition), to convert all of the outstanding Series B Preferred Stock to common stock if the share price of the Company’s common stock on the relevant stock exchanges was at least $29.30 per share for 30 out of the 45 trading days prior to the conversion date. This requirement was satisfied, and accordingly, the Board of Directors met on June 9, 2002 and approved the conversion. As a result, all outstanding shares of the Series B Preferred Stock were converted to 5,845,104 shares of voting common stock. At October 31, 2002 and 2001, the Company had 0 and 55,345 shares, respectively, of Series B Preferred Stock outstanding.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. STOCKHOLDERS’ EQUITY

     Declaration of dividends, except preferred stock dividends, is restricted by the senior secured credit facility and the indentures governing the 8 5/8% debentures, the 12 1/4% notes and the 11 1/2% notes. Declaration of dividends may be precluded by existing Delaware law.

     On October 12, 1999, the stockholders approved the 1999 Equity Incentive Plan (“1999 Plan”). An aggregate of 1,500,000 shares of common stock initially has been reserved for issuance under the 1999 Plan. In July 2000, an additional 1,076,000 shares were reserved for issuance under the 1999 Plan. The 1999 Plan provides for an automatic reload of shares every July 1 equal to 5% of the outstanding common stock. As of October 31, 2002, the Company had reserved approximately 5,242,000 shares and had issued options and restricted stock in the aggregate amount of approximately 4,401,000 shares under the 1999 Plan.

     On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan (“1991 Plan”). The 1991 Plan provides for the grant not to exceed 3,310,000 Restricted Shares, Stock Units and Options. When the 1999 Plan was approved, the remaining shares available for grant under the 1991 Plan was added to the 1999 Plan.

     Stock options expire in ten years from the date of grant and vest over service periods that range from three to five years.

     Under the Company’s Employee Stock Purchase Plan (“ESP Plan”) implemented in September 1985, employees may purchase shares of common stock through payroll deductions of up to 10% of the employee’s base pay. Contributions are credited to each participant’s account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of common stock is the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 361,988 shares under the ESP Plan in fiscal 2002 and 602,522 shares in fiscal 2001.

Stock-Based Compensation

     The Company accounts for stock issued to employees and outside directors in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Accordingly, compensation cost is measured based on the excess, if any, of the market price of the Company’s common stock over the exercise price of a stock option, determined on the date the option is granted. With respect to the issuance of restricted stock, unearned compensation expense equivalent to the market value of the stock issued on the date of award is charged to stockholders’ equity and subsequently amortized against earnings over the periods during which the restrictions lapse. During fiscal years 2002, 2001 and 2000, the Company recognized compensation expense on restricted stock of $2.2 million, $1.8 million and $1.0 million, respectively.

     The Company applies APB 25 and related interpretations in accounting for its 1991 Plan and 1999 Plan. Substantially all of the Company’s options are awarded with an exercise price that is equal to the market price of the Company’s stock on the date of the grant and accordingly, no compensation cost has been recognized in connection with options granted in the 1991 and 1999 Plans. Had compensation cost for the Company’s 1991 and 1999 Plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended October 31,

	2002	2001	2000

	(In thousands, except per share data)
Net income available for common stockholders:
As reported	$49,232	$48,623	$41,561
Pro forma	$39,236	$45,496	$38,171
Basic earnings per share:
As reported	$2.18	$2.79	$2.55
Pro forma	$1.74	$2.61	$2.35
Net income:
As reported	$55,171	$57,852	$49,898
Pro forma	$45,175	$54,725	$46,508
Dilutive earnings per share:
As reported	$2.03	$2.41	$2.27
Pro forma	$1.66	$2.28	$2.11

     A summary of the status of the stock options granted under the Company’s 1991 and 1999 Plans for the fiscal years ended October 31, 2002, 2001, and 2000, is presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,133,537	$17.39	3,829,084	$14.64	2,394,709	$11.97
Granted	1,388,471	$21.13	1,234,272	$20.33	1,613,017	$18.51
Exercised	(645,341)	$15.94	(812,142)	$8.78	(80,716)	$8.11
Forfeited	(306,127)	$19.95	(117,677)	$17.02	(97,926)	$18.87

Outstanding at end of year	4,570,540	$18.57	4,133,537	$17.39	3,829,084	$14.64

Options exercisable at year-end	1,944,034	$16.00	1,585,242	$14.52	1,554,426	$10.04
Weighted-average fair value of Options granted during the year		$13.38		$8.48		$5.30

     The following table summarizes information about stock options outstanding at October 31, 2002, under the 1991 and 1999 Plans:

			Outstanding			Exercisable

				Weighted-Average
Range of			Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$5.70	—	$8.55	193,800	2.3	$6.46	220,400	$6.46
$8.55	—	$11.40	105,750	4.3	$10.45	105,750	$10.45
$11.40	—	$14.25	216,902	6.8	$13.84	145,730	$13.87
$14.25	—	$17.10	1,172,638	6.9	$15.52	795,576	$15.50
$17.10	—	$19.95	494,240	8.3	$17.71	147,047	$17.78
$19.95	—	$22.80	678,438	7.2	$21.53	335,771	$21.43
$22.80	—	$25.65	1,652,501	9.4	$23.74	174,818	$23.03
$25.65	—	$28.50	26,000	8.0	$27.65	13,671	$27.87
$28.50	—	$33.90	30,271	9.4	$32.93	5,271	$33.20

			4,570,540			1,944,034

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Risk-free interest rates	3.77%-5.44%	4.62%-5.28%	5.72%-6.36%
Expected life	7.60 years	4 years	4 years
Volatility	45.66%	44.58%	42.54%
Expected dividends	None	None	None

NOTE 12. EMPLOYEE RETIREMENT PLANS

     The Company has defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans cover all full-time employees who are at least 18 years of age. Contributions by the Company are made at the discretion of the Board of Directors. The Company made contributions in the amounts of $12.5 million, $12.0 million and $10.4 million to the plans in fiscal years 2002, 2001, and 2000, respectively.

     In July 1999, the Company entered into a Supplemental Executive Retirement Agreement (the “Agreement”) with Martin M. Koffel, the Company’s Chief Executive Officer (the “Executive”). The Executive will be eligible to receive a benefit under this agreement following his termination of employment with the Company (the “Benefit”). The Benefit shall be an annual amount, payable for the life of the Executive with a guarantee of payments for at least ten years. The Benefit is equal to a percentage of the Executive’s final average compensation, reduced by the annual social security benefit to which the Executive is entitled based on his age at the termination of employment. The Benefits payable under this Agreement shall be “unfunded,” as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of the Employee Retirement Income Securities Act (“ERISA”).

     Management’s estimate of accumulated benefits for the Executive’s Supplemental Executive Retirement Plan as of October 31, 2002 and 2001, was as follows:

	2002	2001

	(In thousands)
Actuarial present value of accumulated benefits:
Vested	$6,021	$3,091
Non-vested	—	—

Total	$6,201	$3,091

Change in projected benefit obligation (PBO):
PBO at beginning of the year	$4,812	$2,774
Service cost	1,692	1,469
Interest cost	265	166
Actuarial loss	119	403

PBO at the end of the year	$6,888	$4,812

The funded status reconciliation:
Projected benefit obligation	$6,888	$4,812
Unrecognized actuarial loss	(1,138)	(1,378)
Charged to other comprehensive income	271	—

Accrued pension liability	$6,021	$3,434

Weighted-average assumptions at year-end:
Discount rate	5.0%	5.5%
Rate of compensation increase	5.0%	5.0%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Certain of the Company’s foreign subsidiaries have trustee retirement plans covering substantially all of their employees. These pension plans are not required to be reported to government agencies pursuant to ERISA, and the Company is not required to determine the actuarial value of accumulated benefits or net assets available for benefits for these pension plans. The aggregate pension expense for these plans for the fiscal years ended October 31, 2002 and 2001 was $2.1 million and $1.8 million, respectively. As of October 31, 2002 and 2001, the accrued pension liability, which is included as Deferred Compensation and Other on Consolidated Balance Sheets, was $6.0 million and $3.4 million, respectively.

     Components of net periodic pension costs for the three years ended October 31, 2002 are as follows:

	2002	2001	2000

	(In thousands)
Service cost	$1,692	$1,469	$794
Interest cost	265	166	48
Recognized actuarial loss	359	288	—

Net periodic cost	$2,316	$1,923	$842

     The Company, upon acquiring Dames & Moore, assumed certain of Radian International LLC’s defined benefit pension plans (“Radian pension plans”), and several post-retirement benefit plans. These plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the plans.

     The Radian pension plans include a Supplemental Executive Retirement Plan (“SERP”) and Salary Continuation Agreement (“SCA”) which are intended to supplement retirement benefits provided by other benefit plans upon the participant’s meeting minimum age and years of service requirements. The plans are unfunded; however, at October 31, 2002 and 2001, the Company had designated and deposited $4.8 million and $7.2 million, respectively, in a trust account for the SERP. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum age and years of service requirements. This plan is also unfunded and the historical costs and accumulated benefit for this post-retirement benefit program are not significant.

     Management’s estimate of accumulated benefits for the Radian SERP and SCA as of October 31, 2002 and 2001, was as follows:

	2002	2001

	(In thousands)
Actuarial present value of accumulated benefits:
Vested	$11,199	$9,726
Non-vested	262	789

Total	$11,461	$10,515

Change in projected benefit obligation (PBO):
PBO at the beginning of the year	$10,515	$10,952
Service cost	7	12
Interest cost	697	727
Actuarial (gain) loss	363	(301)
Benefit payments	(875)	(875)

PBO at the end of the year	$10,707	$10,515

The funded status reconciliation:
Projected benefit obligation	$10,707	$10,515
Unrecognized actuarial gain	533	904

Accrued pension liability	$11,240	$11,419

Weighted-average assumptions at year-end:
Discount rate	6.75%	7.25%
Rate of compensation increase	N/A	N/A

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     As of October 31, 2002 and 2001, the accrued pension liabilities, which is included as deferred compensation and other on the consolidated balance sheets, were $11.3 million and $11.4 million, respectively.

     Components of net periodic pension costs for the three years ended October 31, 2002 are as follows:

	2002	2001	2000

	(In thousands)
Service cost	$7	$12	$63
Interest cost	697	727	784
Recognized actuarial (gain)	(8)	(29)	—

Net periodic cost	$696	$710	$847

     The Company, upon acquiring EG&G, assumed certain of EG&G’s defined benefit pension plans (“EG&G pension plans”), and several post-retirement benefit plans. These plans cover substantially all of its hourly and salaried employees. The hourly pension plan benefits are based primarily on hours of service with the Company. The salaried pension plan benefits are based on years of participation and final average compensation.

     The Company’s funding obligations to the plan are to contribute necessary amounts to satisfy the funding requirements of federal laws and regulations. The Company measures pension costs according to independent actuarial valuations and the projected unit credit cost method is used to determine pension cost for financial accounting purposes consistent with the provisions of SFAS No. 87, “Employees’ Accounting for Pensions”.

     EG&G also has a post-retirement medical plan that provides certain medical benefits to employees that meet certain eligibility requirements. All of these benefits may be subject to deductibles, co-payment provisions, and other limitations. The following is a reconciliation of the benefit obligations, plan assets, and funded status of the Company’s pension and post-retirement plans at October 31, 2002.

		Other
	Pension	Post-retirement
	Benefits	Benefits

	(In thousands)
Change in benefit obligation:
Benefit obligation at 9/1/2002	$119,470	$3,731
Service cost	892	35
Interest cost	1,340	42
Benefits paid	(747)	(25)
Actuarial loss (gain)	71	(2)

Benefit obligation at end of year	$121,026	$3,781

Change in plan assets:
Fair value of plan assets at 9/1/2002	$90,702	$3,008
Actual return of plan assets	(1,395)	(46)
Benefits paid and expense	(822)	—

Fair value of plan assets at end of year	$88,485	$2,962

Funded status reconciliation:
Funded status	$(32,542)	$(818)
Unrecognized net prior service cost	—	—
Unrecognized net actuarial (gain)/loss	2,821	61

Accrued benefit cost	$(29,721)	$(757)

Weighted-average assumptions at year end:
Discount rate	6.75%	6.75%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	4.50%	N/A

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Assumed health care costs trend rates have a significant effect on the health care plan. A one-percentage point change in assumed health care costs trend rates would have the following effects for the fiscal year ended October 31, 2002:

	1% - Point

	Increase	Decrease

	(In thousands)
Effect on total of service and interest cost components	$342	$(308)
Effect on postretirement benefit obligation	30,435	(27,392)

     Net periodic pension and other post-retirement benefit costs include the following components for the year ended October 31, 2002.

	Pension	Other Post-retirement
	Benefits	Benefits

	(In thousands)
Service cost	$892	$35
Interest cost	1,340	42
Expected return on assets	(1,280)	(43)

Net periodic cost	$952	$34

NOTE 13. VALUATION AND ALLOWANCE ACCOUNTS

	Beginning			Ending
	Balance	Additions	Deductions	Balance

		(In thousands)
October 31, 2002
Allowances for losses and doubtful accounts	$28,572	$9,024	$6,886	$30,710
October 31, 2001
Allowances for losses and doubtful accounts	$36,826	$6,091	$14,345	$28,572
October 31, 2000
Allowances for losses and doubtful accounts	$40,611	$25,306	$29,091	$36,826

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     The following table sets forth selected quarterly financial data for the fiscal years ended October 31, 2002 and 2001 that is derived from audited consolidated financial statements including those included in the Consolidated Financial Statements. The selected quarterly financial data reflects the August 2002 acquisition of EG&G which was accounted for under the purchase accounting method and also reflects a $7.6 million of loss on extinguishment of debt recorded in the fourth quarter of the fiscal year ended October 31, 2002. The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal 2002 Quarters Ended

	Jan. 31	Apr. 30	July 31	Oct. 31

	(In thousands, except per share data)
Revenues	$542,998	$564,410	$583,937	$736,482
Operating income	$35,336	$39,944	$42,662	$28,874
Net income available for common stockholders	$10,872	$14,446	$17,307	$6,607
Net income	$13,290	$16,912	$18,362	$6,607
Income per share:
Basic	$.60	$.77	$.78	$.22

Diluted	$.52	$.64	$.70	$.21

Weighted-average number of shares:
Basic	18,264	18,701	22,587	30,711

Diluted	25,570	26,353	26,121	31,211

	Fiscal 2001 Quarters Ended

	Jan. 31	Apr. 30	July 31	Oct. 31

	(In thousands, except per share data)
Revenues	$515,624	$545,996	$591,198	$666,532
Operating income	$34,573	$40,558	$44,715	$49,895
Net income available for common stockholders	$7,241	$10,646	$13,352	$17,384
Net income	$9,455	$12,881	$15,674	$19,842
Income per share:
Basic	$.43	$.62	$.76	$.98

Diluted	$.42	$.55	$.64	$.80

Weighted-average number of shares:
Basic	16,889	17,202	17,695	17,953

Diluted	22,673	23,621	24,696	24,870

     Operating income is defined as income before income taxes and net interest expense.

NOTE 15. SUPPLEMENTAL GUARANTOR INFORMATION

     Substantially all of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Company’s senior secured credit facility, its 12 1/4% notes due 2009 and its 11 1/2% notes due 2009. Each of the subsidiary guarantors has fully and unconditionally guaranteed the Company’s obligations on a joint and several basis.

     In June 1999, the Company issued $200 million in aggregate principal amount of its 12 1/4% notes and, in connection with the EG&G acquisition, the Company issued $200 million in aggregate principal amount due at maturity of its 11 1/2% notes in August 2002. At that time, the Company also replaced its existing senior collateralized credit facility with a new $675 million senior secured credit facility.

     Substantially all of the Company’s income and cash flows is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company’s debt service obligations are provided in large part by distributions or advances from its subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit the Company’s ability to obtain cash from its subsidiaries for the purposes of meeting its debt service obligations, including the payment of principal and interest on the notes and the senior secured credit facility. In addition, although the terms of the notes and the senior secured credit facilities limit the Company’s and the subsidiary guarantors’ ability to place contractual restrictions on the flows of funds to the Company, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings, at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, make loans or other distributions to the Company.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Other restrictions imposed by the notes and senior secured credit facilities include restrictions on the Company’s and the subsidiary guarantors’ ability to:

•	incur additional indebtedness and contingent obligations;

•	pay dividends and make distributions to the Company's stockholders;

•	repurchase or redeem the Company’s stock;

•	repay indebtedness that is junior to the senior secured credit facility or the outstanding notes;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on the Company’s assets;

•	acquire the assets of, or merge or consolidate with, other companies;

•	sell or exchange assets;

•	make capital expenditures;

•	enter into sale-leaseback transactions; and

•	enter into transactions with the Company’s shareholders and affiliates.

     In addition, if a change of control occurs, each holder of the notes will have the right to require the Company to repurchase all or part of the holder’s notes at a price equal to 101% of the principal amount of the notes, plus any accrued interest to the date of repurchase.

     The following information sets forth the condensed consolidating balance sheets of the Company as of October 31, 2002 and 2001, and the condensed consolidating statements of operations and cash flows for the three fiscal years ended October 31, 2002, which includes the financial position and results of operations of EG&G, as a “subsidiary guarantor” from the date of acquisition forward. The EG&G acquisition was accounted for under the purchase accounting method. Entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	October 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(4,000)	$11,240	$2,732	$—	$9,972
Accounts receivable, net	—	854,784	85,432	—	940,216
Prepaid expenses and other assets	21,516	14,942	1,685	—	38,143

Total current assets	17,516	880,966	89,849	—	988,331
Property and equipment at cost, net	1,802	142,109	12,613	—	156,524
Goodwill, net	886,649	114,980	—	—	1,001,629
Purchased intangible assets, net	14,500	—	—	—	14,500
Investment in subsidiaries	750,403	—	—	(750,403)	—
Inter-company notes receivable	5,263	—	(5,263)	—	—
Other assets	21,805	45,374	929	—	68,108

	$1,697,938	$1,183,429	$98,128	$(750,403)	$2,229,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,200	$14,016	$82	$—	$30,298
Accounts payable	(783)	189,923	15,249	—	204,389
Accrued expenses and other	62,387	141,484	12,961	—	216,832
Billings in excess of costs and accrued earnings on contracts in process	—	83,004	9,231	—	92,235

Total current liabilities	77,804	428,427	37,523	—	543,754
Long-term debt	889,105	33,780	978	—	923,863
Other	50,445	30,292	153	—	80,890

Total liabilities	1,017,354	492,499	38,654	—	1,548,507
Mandatorily redeemable Series D senior convertible participating preferred stock	46,733	—	—	—	46,733
Total stockholders’ equity	633,851	690,930	59,474	(750,403)	633,852

	$1,697,938	$1,183,429	$98,128	$(750,403)	$2,229,092

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	October 31, 2001

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,699	$9,371	$12,328	$—	$23,398
Accounts receivable, net	—	667,009	78,170	—	745,179
Prepaid expenses and other assets	16,615	17,416	1,034	—	35,065

Total current assets	18,314	693,796	91,532	—	803,642
Property and equipment at cost, net	820	96,193	9,984	—	106,997
Goodwill, net	385,749	114,537	—	—	500,286
Investment in subsidiaries	660,695	—	—	(660,695)	—
Other assets	12,489	39,236	726	—	52,451

	$1,078,067	$943,762	$102,242	$(660,695)	$1,463,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,794	$10,803	$3,828	$—	$54,425
Accounts payable	1,012	120,414	13,640	—	135,066
Accrued expenses and other	6,672	68,945	15,597	—	91,214
Billings in excess of costs and accrued earnings on contracts in process	—	84,411	11,109	—	95,520

Total current liabilities	47,478	284,573	44,174	—	376,225
Long-term debt	547,954	28,276	474	—	576,704
Other	40,035	27,286	525	—	67,846

Total liabilities	635,467	340,135	45,173	—	1,020,775
Mandatorily redeemable Series B exchangeable convertible preferred stock	120,099	—	—	—	120,099
Total stockholders’ equity	322,501	603,627	57,069	(660,695)	322,502

	$1,078,067	$943,762	$102,242	$(660,695)	$1,463,376

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$2,220,478	$213,090	$(5,741)	$2,427,827
Expenses:
Direct operating	—	1,384,935	110,192	(5,741)	1,489,386
Indirect, general and administrative	30,003	663,368	98,254	—	791,625
Interest expense, net	53,164	287	2,254	—	55,705

	83,167	2,048,590	210,700	(5,741)	2,336,716

Income (loss) before taxes	(83,167)	171,888	2,390	—	91,111
Income tax expense	32,340	229	3,371	—	35,940

Income (loss) before equity in net earnings of subsidiaries	(115,507)	171,659	(981)	—	55,171
Equity in net earnings of subsidiaries	170,678	—	—	(170,678)	—

Net income (loss)	55,171	171,659	(981)	(170,678)	55,171
Preferred stock dividend	5,939	—	—	—	5,939

Net income (loss) available for common stockholders	49,232	171,659	(981)	(170,678)	49,232
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(1,170)	—	(1,170)

Comprehensive income (loss)	$49,232	$171,659	$(2,151)	$(170,678)	$48,062

	Year Ended October 31, 2001

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$2,109,173	$216,975	$(6,798)	$2,319,350
Expenses:
Direct operating	—	1,283,880	116,736	(6,798)	1,393,818
Indirect, general and administrative	23,787	640,308	91,696	—	755,791
Interest expense, net	64,455	(3,227)	4,361	—	65,589

	88,242	1,920,961	212,793	(6,798)	2,215,198

Income (loss) before taxes	(88,242)	188,212	4,182	—	104,152
Income tax expense	41,632	1,492	3,176	—	46,300

Income (loss) before equity in net earnings of subsidiaries	(129,874)	186,720	1,006	—	57,852
Equity in net earnings of subsidiaries	187,726	—	—	(187,726)	—

Net income (loss)	57,852	186,720	1,006	(187,726)	57,852
Preferred stock dividend	9,229	—	—	—	9,229

Net income (loss) available for common stockholders	48,623	186,720	1,006	(187,726)	48,623
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(1,550)	—	(1,550)

Comprehensive income (loss)	$48,623	$186,720	$(544)	$(187,726)	$47,073

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2000

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$1,970,903	$235,683	$(1,008)	$2,205,578

Expenses:
Direct operating	—	1,206,921	139,155	(1,008)	1,345,068
Indirect, general and administrative	18,810	590,934	87,307	—	697,051
Interest expense, net	71,085	399	377	—	71,861

	89,895	1,798,254	226,839	(1,008)	2,113,980

Income (loss) before taxes	(89,895)	172,649	8,844	—	91,598
Income tax expense	40,246	1,201	253	—	41,700

Income (loss) before equity in net earnings of subsidiaries	(130,141)	171,448	8,591	—	49,898
Equity in net earnings of subsidiaries	180,039	—	—	(180,039)	—

Net income (loss)	49,898	171,448	8,591	(180,039)	49,898
Preferred stock dividend	8,337	—	—	—	8,337

Net income (loss) available for common stockholders	41,561	171,448	8,591	(180,039)	41,561
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(2,609)	—	(2,609)

Comprehensive income (loss)	$41,561	$171,448	$5,982	$(180,039)	$38,952

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$55,171	$171,659	$(981)	$(170,678)	$55,171

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	29,482	2,900	—	32,799
Amortization of financing fees	4,220	—	—	—	4,220
Loss on extinguishment of debt	7,620	—	—	—	7,620
Receivable allowances	—	(185)	1,879	—	1,694
Deferred income taxes	2,373	—	—	—	2,373
Stock compensation	2,345	—	—	—	2,345
Tax benefit of stock options	3,745	—	—	—	3,745
Equity in net earnings of subsidiaries	(170,678)	—	—	170,678	—
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(50,518)	(9,140)	—	(59,658)
Income taxes recoverable	—	—	—	—	—
Prepaid expenses and other assets	2,167	7,226	(655)	—	8,738
Accounts payable, accrued salaries and wages and accrued expenses	114,487	(103,572)	7,627	2,972	21,514
Billings in excess of costs and accrued earnings on contracts in process	—	(1,843)	(1,878)	—	(3,721)
Deferred compensation and other, net	10,273	4,006	(575)	(2,972)	10,732

Total adjustments	(23,031)	(115,404)	158	170,678	32,401

Net cash provided (used) by operating activities	32,140	56,255	(823)	—	87,572

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	(340,540)	—	—	—	(340,540)
Proceeds from sale of a division	—	5,840	—	—	5,840
Capital expenditures	(1,262)	(45,692)	(5,504)	—	(52,458)

Net cash used by investing activities	(341,802)	(39,852)	(5,504)	—	(387,158)

Cash flows from financing activities:
Proceeds from issuance of debt	794,494	—	—	—	794,494
Principal payments on long-term debt, bank borrowings and capital lease obligations	(477,895)	(14,534)	(3,269)	—	(495,698)
Proceeds from sale of common shares and exercise of stock options	17,003	—	—	—	17,003
Payment of financing fees	(29,639)	—	—	—	(29,639)

Net cash provided (used) by financing activities	303,963	(14,534)	(3,269)	—	286,160

Net (decrease) increase in cash	(5,699)	1,869	(9,596)	—	(13,426)
Cash and cash equivalents at beginning of year	1,699	9,371	12,328	—	23,398

Cash and cash equivalents at end of year	$(4,000)	$11,240	$2,732	$—	$9,972

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2001

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$57,852	$186,720	$1,006	$(187,726)	$57,852

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,552	29,474	2,117	—	42,143
Amortization of financing fees	3,663	—	—	—	3,663
Receivable allowances	(7,814)	(2,092)	1,652	—	(8,254)
Deferred income taxes	(3,894)	—	—	—	(3,894)
Stock compensation	1,964	—	—	—	1,964
Tax benefit of stock options	3,899	—	—	—	3,899
Equity in net earnings of subsidiaries	(187,726)	—	—	187,726	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(30,566)	2,646	—	(27,920)
Income taxes recoverable	4,997	—	—	—	4,997
Prepaid expenses and other assets	(4,002)	98	(1,640)	—	(5,544)
Accounts payable, accrued salaries and wages and accrued expenses	128,275	(139,175)	(96)	2,512	(8,484)
Billings in excess of costs and accrued earnings on contracts in process	—	242	4,803	—	5,045
Deferred compensation and other, net	619	(6,340)	(10,184)	(2,512)	(18,417)

Total adjustments	(49,467)	(148,359)	(702)	187,726	(10,802)

Net cash provided by operating activities	8,385	38,361	304	—	47,050

Cash flows from investing activities:
Proceeds from sale of subsidiaries	—	3,530	—	—	3,530
Capital expenditures	(528)	(18,184)	(1,066)	—	(19,778)

Net cash used by investing activities	(528)	(14,654)	(1,066)	—	(16,248)

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings and capital lease obligations	(28,831)	(8,516)	(5,522)	—	(42,869)
Proceeds from sale of common shares and exercise of stock options	11,772	—	—	—	11,772

Net cash used by financing activities	(17,059)	(8,516)	(5,522)	—	(31,097)

Net (decrease) increase in cash	(9,202)	15,191	(6,284)	—	(295)
Cash and cash equivalents at beginning of year	10,901	(5,820)	18,612	—	23,693

Cash and cash equivalents at end of year	$1,699	$9,371	$12,328	$—	$23,398

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2000

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$49,898	$171,448	$8,591	$(180,039)	$49,898

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,130	28,908	2,791	—	41,829
Amortization of financing fees	3,467	—	—	—	3,467
Receivable allowances	(7,186)	6,202	(2,801)	—	(3,785)
Deferred income taxes	23,036	—	—	—	23,036
Stock compensation	1,179	—	—	—	1,179
Tax benefit of stock options	2,455	—	—	—	2,455
Equity in net earnings of subsidiaries	(180,039)	—	—	180,039	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(50,409)	11,150	—	(39,259)
Income taxes recoverable	(16,668)	—	—	—	(16,668)
Prepaid expenses and other assets	(3,788)	1,111	1,453	—	(1,224)
Accounts payable, accrued salaries and wages and accrued expenses	162,130	(187,886)	(29,691)	27,827	(27,620)
Billings in excess of costs and accrued earnings on contracts in process	—	18,136	2,026	—	20,162
Deferred compensation and other, net	(35,904)	8,670	12,615	(27,827)	(42,446)

Total adjustments	(41,188)	(175,268)	(2,457)	180,039	(38,874)

Net cash provided (used) by operating activities	8,710	(3,820)	6,134	—	11,024

Cash flows from investing activities:
Proceeds from sale of subsidiaries	25,354	—	—	—	25,354
Capital expenditures	(118)	(14,404)	(1,363)	—	(15,885)

Net cash provided (used) by investing activities	25,236	(14,404)	(1,363)	—	9,469

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings and capital lease obligations	(37,806)	(4,624)	(8,096)	—	(50,526)
Proceeds from sale of common shares and exercise of stock options	8,039	—	—	—	8,039

Net cash used by financing activities	(29,767)	(4,624)	(8,096)	—	(42,487)

Net (decrease) increase in cash	4,179	(22,848)	(3,325)	—	(21,994)
Cash and cash equivalents at beginning of year	6,722	17,028	21,937	—	45,687

Cash and cash equivalents at end of year	$10,901	$(5,820)	$18,612	$—	$23,693

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

Incorporated by reference from the information under the captions “Election of Directors” and “Compliance with Section 16(a) of Securities Exchange Act” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 25, 2003 and from Item 4A—“Executive Officers of the Registrant” in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information under the caption “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 25, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 25, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Note 10, “Preferred Stock” to the Consolidated Financial Statements and Supplementary Data included under Item 8 of this report.

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART IV

ITEM 15. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report.

(1)	Item 8. Consolidated Financial Statements and Supplementary Data

•	Report of Independent Accountants

•	Consolidated Balance Sheets as of October 31, 2002 and October 31, 2001

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended October 31, 2002, 2001 and 2000

•	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended October 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(2)	Exhibits

2.1	Agreement and Plan of Merger, dated May 5, 1999, by and among Dames & Moore Group, URS Corporation and Demeter Acquisition Corporation, filed as Exhibit 2.1 to our Current Report on Form 8-K, dated May 7, 1999, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., Carlyle-EG&G Holdings Corp., Lear Siegler Services, Inc., and EG&G Technical Services Holdings, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

3(i)	Certificate of Incorporation of URS Corporation, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1991 (the “1991 Form 10-K”), and incorporated herein by reference.

3(ii)	Bylaws of URS Corporation, filed as Exhibit 3(ii) to the Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

4.1	Indenture, dated as of February 15, 1987, between URS Corporation and First Interstate Bank of California, Trustee, relating to $57.5 million of our 6 1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to our Registration Statement on Form S-2 (Commission File No. 33-11668), and incorporated herein by reference.

4.2	Amendment Number 1 to Indenture governing 6 1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between URS Corporation and First Interstate Bank of California, Trustee, filed as Exhibit 4.9 to our Registration Statement on Form S-1 (Commission File No. 33-56296) (the “1990 Form S-1”), and incorporated herein by reference.

4.3	Indenture, dated as of March 16, 1989, between URS Corporation and MTrust Corp., National Association, Trustee relating to our 8 5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to our Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189), and incorporated herein by reference.

4.4	Amendment Number 1 to Indenture governing 8 5/8% Senior Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1 and incorporated herein by reference.

4.5	Amendment Number 2 to Indenture governing 8 5/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between URS Corporation and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1 and incorporated herein by reference.

4.6	Credit Agreement, dated as of June 9, 1999, by and among URS Corporation, the lenders named therein, Wells Fargo Bank, N.A., as Co-Lead Arranger and Administrative Agent, and Morgan Stanley Senior Funding, Inc. as Co-Lead Arranger and Syndication Agent, filed as Exhibit 2.2 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.7	Note Purchase Agreement, dated as of June 9, 1999, by and between Morgan Stanley Senior Funding, Inc. and URS Corporation, filed as Exhibit 2.3 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.8	Securities Purchase Agreement, dated as of May 5, 1999, by and between RCBA Strategic Partners, L.P. and URS Corporation, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.9	Indenture, dated as of June 23, 1999, by and among Firststar Bank of Minnesota, N.A., URS Corporation and Subsidiary Guarantors defined therein relating to our 12 1/4% Senior Subordinated Notes due 2009, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.10	Registration Rights Agreement, dated June 23, 1999 by and among Morgan Stanley & Co. Incorporated, URS Corporation and the Guarantors listed therein, filed as Exhibit 2.6 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.11	Placement Agreement, dated June 18, 1999, by and among Morgan Stanley & Co. Incorporated, URS Corporation and the Guarantors named therein, filed as Exhibit 2.7 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.12	Form of URS Corporation 12 1/4% Senior Subordinated Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.13	Form of URS Corporation 12 1/4% Senior Subordinated Exchange Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.14	Certificate of Designation of Series A Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.15	Certificate of Designation of Series B Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.16	Certificate of Designation of Series C Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.17	Voting agreement, by and among URS Corporation, Carlyle-EG&G, L.L.C., and EG&G Technical Services Holdings, L.L.C., filed as Exhibit 2.2 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

4.18	Voting Agreement, by and among URS Corporation, Blum Capital Partners, L.P., Blum Strategic Partners, L.P., BK Capital Partners IV, L.P., Stinson Capital Partners III, L.P., Stinson Capital Partners II, L.P., Stinson Capital Partners, L.P., and Stinson Capital Fund (CAYMAN), LTD filed as Exhibit 2.3 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

4.19	Voting Agreement, by and among URS Corporation and Martin M. Koffel filed as Exhibit 2.4 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

4.20	Voting Agreement, by and among URS Corporation and Kent P. Ainsworth filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

4.21	Certificate of Designations of Series D Senior Convertible Participating Preferred Stock, filed as Exhibit 99.4 to our Current Report on Form 8-K, dated September 5, 2002 and incorporated herein by reference.

4.22	Certificate of Designations of Series E Senior Cumulative Convertible Participating Preferred Stock of URS Corporation, filed as Exhibit 99.5 to our Current Report on Form 8-K, dated September 5, 2002 and incorporated herein by reference.

4.23	Indenture among URS Corporation, the issuer, and the Subsidiary Guarantors, as guarantors, and U.S. Bank, N.A., as trustee, on 11 1/2% Senior Notes due 2009, filed as Exhibit 99.7 to our Current Report on Form 8-K, dated September 5, 2002 and incorporated herein by reference.

4.24	Second Supplemental Indenture, by and among URS Corporation, the Restricted Subsidiaries of the Company, and U.S. Bank, N.A., previously known as Firstar Bank OF Minnesota, N.A., as trustee, on 11 1/2% Senior Notes due 2009, filed as Exhibit 99.8 to our Current Report on Form 8-K, dated September 5, 2002 and incorporated herein by reference.

4.25	Registration Rights Agreement by and among URS Corporation, Wells Fargo Securities, LLC, BNP Paribas Securities Corp., The Royal Bank of Scotland plc, BMO Nesbitt Burns Corp., ING Financial Markets LLC, and Credit Suisse First Boston Corporation on 11 1/2% Senior Notes due 2009, filed as Exhibit 99.9 to our Current Report on Form 8-K, dated September 5, 2002 and incorporated herein by reference.

4.26	Credit Agreement, dated as of August 22, 2002, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as co- lead Arranger and Syndication Agent, filed as Exhibit 99.10 to our Current Report on Form 8-K, dated September 5, 2002 and incorporated herein by reference.

4.27	Escrow Agreement entered into as of August 22, 2002, by and among: URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc, EG&G Technical Services Holdings, and State Street Bank and Trust Company of California, N.A filed as Exhibit 99.3 to our Current Report on Form 8-K, dated September 5, 2002 and incorporated herein by reference.

10.1*	1991 Stock Incentive Plan of URS Corporation, as amended effective December 17, 1996, filed as Appendix A to our definitive proxy statement for the 1997 Annual Meeting of Stockholders, filed with the SEC on February 13, 1997, and incorporated herein by reference.

10.2*	Employee Stock Purchase Plan of URS Corporation, as amended effective October 12, 1999, filed as Exhibit A to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.3*	1999 Equity Incentive Plan of URS Corporation, effective October 12, 1999, filed as Exhibit B to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.4*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996, filed as Exhibit 10.5 to our 1996 Form 10-K filed with the SEC on January 14, 1997, and incorporated herein by reference.

10.5*	Selected Executive Deferred Compensation Plan of URS Corporation, filed as Exhibit 10.3 to the 1990 Form S-1, and incorporated herein by reference.

10.6*	1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Shareholders, filed with the SEC on February 17, 1999, and incorporated herein by reference.

10.7*	Non-Executive Directors Stock Grant Plan, as amended, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

10.8*	Contingent Restricted Stock Award Agreement dated as of December 16, 1997, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (the “1998 Form 10-K”), filed with the SEC on January 29, 1999, and incorporated herein by reference.

10.9*	Contingent Restricted Stock Award Agreement dated as of December 16, 1997, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.13 to our 1998 Form 10-K filed with the SEC on January 29, 1999, and incorporated herein by reference.

10.10*	Employment Agreement, dated December 16, 1991, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.13 to our 1991 Form 10-K and incorporated herein by reference.

10.11*	Employment Agreement, dated September 8, 2000, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.11 to our 2000 Form 10-K and incorporated herein by reference.

10.12*	Employment Agreement, dated October 12, 2000, between URS Corporation and Irwin L. Rosenstein, filed as Exhibit 10.12 to our 2000 Form 10-K and incorporated herein by reference.

10.13*	Employment Agreement, dated November 1, 1997, between Woodward-Clyde Group, Inc. and Jean-Yves Perez, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference.

10.14*	Employment Agreement, dated as of September 8, 2000, between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to our 1999 Form 10-K and incorporated herein by reference.

10.15*	Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation and Martin M. Koffel filed as Exhibit 10.21 to our 1998 Form 10-K and incorporated herein by reference.

10.16*	Form of Amendment to Employment Agreement dated as of October 13, 1998 between URS Corporation, URS Greiner Woodward-Clyde Consultants, Inc., or URS Greiner Woodward-Clyde, Inc. and each of Martin Tanzer, and Jean-Yves Perez filed as Exhibit 10.22 to our 1998 Form 10-K and incorporated herein by reference.

10.17*	Employment Agreement, dated November 19, 1999, between URS Corporation and David C. Nelson, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 2000, and incorporated herein by reference.

10.18*	Employment Agreement, dated December 17, 2001, between URS Corporation and Mark H. Perry, filed as Exhibit 10.18 to our Form 10-K for fiscal year ended October 31, 2001, and incorporated herein by reference.

10.19	Registration Rights Agreement, dated February 21, 1990, by and among URS Corporation, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to our 1990 Form S-1 and incorporated herein by reference.

10.20	Form of Indemnification Agreement filed as Exhibit 10.34 to URS Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference; dated as of May 1, 1992 between URS Corporation and each of Messrs. Ainsworth, Blum, Koffel, Madden, Praeger, Rosenstein and Walsh; dated as of March 22, 1994 between URS Corporation and each of Admiral Foley and Mr. Der Marderosian; and dated as of August 5, 1999 between URS Corporation and Marie L. Knowles; dated as of January 20, 1997 between URS Corporation and Mr. Masters; and dated as of November 17, 1997 between URS Corporation and Mr. Perez.

10.21	Agreement and Plan of Merger dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to URS Corporation’s Current Report on Form 8-K filed on August 21, 1997 and incorporated herein by reference.

10.22	Credit Agreement, dated as of November 14, 1997, between URS Corporation, the Financial Institutions listed therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 2.2 to URS Corporation’s Current Report on Form 8-K filed on November 26, 1997, and incorporated herein by reference.

10.23*	URS Corporation Supplemental Executive Retirement Agreement, dated as of July 13, 1999, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.24*	URS Corporation 1991 Stock Incentive Plan Nonstatutory Stock Option Agreement, dated as of March 23, 1999, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.25*	Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Martin M. Koffel. Filed as Exhibit 10.24 to our Form 10-K for the fiscal year ended October 31, 1999 (the “1999 Form 10-K”), and incorporated herein by reference.

10.26*	Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Kent P. Ainsworth. Filed as Exhibit 10.25 to our 1999 Form 10-K and incorporated herein by reference.

10.27*	Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Joseph Masters. Filed as Exhibit 10.26 to our 1999 Form 10-K and incorporated herein by reference.

10.28*	URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of April 25, 2001, between Martin M. Koffel and URS Corporation Filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.29*	Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, by and between each of Martin M. Koffel, Kent P. Ainsworth, Joseph Masters and Irwin L. Rosenstein and URS Corporation, reflecting grants dated as of April 25, 2001. Filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.30*	Employment Agreement by and among George R. Melton and URS Corporation, dated August 23, 2002 filed as Exhibit 99.6 to our Current Report on Form 8-K, dated September 5, and incorporated herein by reference.

21.1	Subsidiaries of URS Corporation. FILED HEREWITH.

23.1	Consent of Independent Accountants. FILED HEREWITH.

24.1	Powers of Attorney of URS Corporation’s directors and officers. FILED HEREWITH.

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*Represents a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

     We filed the following reports on Form 8-K during the quarter ended October 31, 2002:

•	Form 8-K dated August 2, 2002 to furnish unaudited pro forma combined financial information of the Company, the Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc for the period ended April 30, 2002 pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-K.

•	Form 8-K dated August 5, 2002 to file a press release regarding the offering of senior notes in a private placement.

•	Form 8-K dated August 19, 2002 to furnish updated unaudited pro forma combined financial information of the Company, the Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-K.

•	Form 8-K dated September 5, 2002 to report the closing of the acquisition of Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc.

•	Form 8-K dated September 9, 2002 to furnish the certifications of the financial statements by principal executive officer and financial officer pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-K.

     We filed the following reports subsequent to the quarter ended October 31, 2002:

•	Form 8-K/A dated November 5, 2002 to amend the Form 8-K dated September 5,2002 and to furnish pro forma audited and unaudited consolidated financial information of EG&G Technical Services, Inc. and Subsidiary, and Lear Siegler Services, Inc. and Subsidiaries and unaudited pro forma condensed combined financial information of URS Corporation and its subsidiaries, giving effect to the EG&G acquisition and the related financing as if they had occurred on November 1, 2000.

•	Form 8-K dated November 15, 2002 to furnish financial information within the Consolidated Financial Statements as if the Company adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) at November 1, 1998.

•	Form 8-K dated December 23, 2002 to furnish the fourth-quarter and year-end results for the period and year ended October 31, 2002 pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URS Corporation (Registrant)

By	/s/ Kent P. Ainsworth Kent P. Ainsworth Executive Vice President and Chief Financial Officer Dated: January 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN M. KOFFEL (Martin M. Koffel)	Chairman of the Board of Directors and Chief Executive Officer	January 24, 2003

/s/ KENT P. AINSWORTH (Kent P. Ainsworth)	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Secretary	January 24, 2003

/s/ IRWIN L. ROSENSTEIN* (Irwin L. Rosenstein)	Director	January 24, 2003

/s/ RICHARD C. BLUM* (Richard C. Blum)	Director	January 24, 2003

/s/ RICHARD Q. PRAEGER* (Richard Q. Praeger)	Director	January 24, 2003

/s/ WILLIAM D. WALSH* (William D. Walsh)	Director	January 24, 2003

/s/ RICHARD B. MADDEN* (Richard B. Madden)	Director	January 24, 2003

/s/ ARMEN DER MARDEROSIAN* (Armen Der Marderosian)	Director	January 24, 2003

Signature	Title	Date

/s/ ADM. S. ROBERT FOLEY, JR., USN (RET)* (Adm. S. Robert Foley, Jr., USN (Ret.))	Director	January 24, 2003

/s/ MARIE L. KNOWLES* (Marie L. Knowles)	Director	January 24, 2003

/s/ GEORGE R. MELTON* (George L. Melton)	Director	January 24, 2003

/s/ JOSEPH E. LIPSCOMB* (Joseph E. Lipscomb)	Director	January 24, 2003

*By /s/ Kent P. Ainsworth (Kent P. Ainsworth, Attorney-in-fact)

CERTIFICATIONS

I, Martin M. Koffel, certify that:

1)	I have reviewed this annual report on Form 10-K of URS Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003	/s/ Martin M. Koffel Martin M. Koffel Chief Executive Officer

CERTIFICATIONS

I, Kent P. Ainsworth, certify that:

1)	I have reviewed this annual report on Form 10-K of URS Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003	/s/ Kent P. Ainsworth Kent P. Ainsworth Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of URS Corporation.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney of URS Corporation’s directors and officers.

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.