Form 10-Q
period 2003-01-31
URS CORP /NEW/
filed 2003-03-17
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2003

Common Stock, $.01 par value	32,613,083

URS CORPORATION AND SUBSIDIARIES

     This Form 10-Q for the quarter ended January 31, 2003, contains forward-looking statements, including statements about the continued strength of our business and opportunities for future growth. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: our ability to successfully integrate Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (the “EG&G businesses”); our highly leveraged position; our ability to service our debt; deterioration in current economic conditions; our ability to pursue business strategies; our continued dependence on federal, state and local appropriations for infrastructure spending; pricing pressures; changes in the regulatory environment; outcomes of pending and future litigation; our ability to attract and retain qualified professionals; industry competition; changes in international trade, monetary and fiscal policies; our ability to integrate future acquisitions successfully; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors below, as well as in other reports subsequently filed from time to time with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31, 2003	October 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,844	$9,972
Accounts receivable	569,130	596,275
Costs and accrued earnings in excess of billings on contracts in process	386,827	374,651
Less receivable allowances	(30,646)	(30,710)

Net accounts receivable	925,311	940,216

Deferred income taxes	20,195	17,895
Prepaid expenses and other assets	22,962	20,248

Total current assets	978,312	988,331
Property and equipment at cost, net	155,897	156,524
Goodwill, net	1,000,680	1,001,629
Purchased intangible assets, net	13,953	14,500
Other assets	65,954	68,108

	$2,214,796	$2,229,092

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,683	$30,298
Accounts payable	166,223	204,389
Accrued salaries and wages	106,285	101,287
Accrued expenses and other	123,479	115,545
Billings in excess of costs and accrued earnings on contracts in process	95,007	92,235

Total current liabilities	523,677	543,754
Long-term debt	916,946	923,863
Deferred income taxes	41,229	40,629
Deferred compensation and other	37,456	40,261

Total liabilities	1,519,308	1,548,507

Commitments and contingencies (Note 5)
Mandatorily redeemable Series D senior convertible participating preferred stock, par value $.01; authorized 100 shares; issued and outstanding 0 and 100 shares, respectively; liquidation preference $0 and $46,733, respectively	—	46,733

Mandatorily redeemable Series E senior cumulative convertible participating preferred stock, par value $.01; authorized 100 shares; issued and outstanding 0 and 0 shares, respectively; liquidation preference $0 and $0, respectively	—	—

Stockholders’ equity:
Common shares, par value $.01; authorized 50,000 shares; issued and outstanding 32,490 and 30,084 shares, respectively	325	301
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	472,043	418,705
Accumulated other comprehensive loss	(2,807)	(5,132)
Retained earnings	226,214	220,265

Total stockholders’ equity	695,488	633,852

	$2,214,796	$2,229,092

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended
	January 31,

	2003	2002

	(unaudited)
Revenues	$758,033	$542,998
Direct operating expenses	483,597	330,816

Gross profit	274,436	212,182

Indirect expenses:
Indirect, general and administrative	243,246	176,846
Interest expense, net	21,280	12,616

	264,526	189,462

Income before taxes	9,910	22,720
Income tax expense	3,960	9,430

Net income	5,950	13,290
Preferred stock dividend	—	2,418

Net income available for common stockholders	5,950	10,872
Other comprehensive income (loss):
Foreign currency translation adjustments	2,325	(2,978)

Comprehensive income	$8,275	$7,894

Net income per common share:
Basic	$.18	$.60

Diluted	$.18	$.52

Weighted-average shares outstanding:
Basic	32,324	18,264

Diluted	32,574	25,570

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	January 31,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$5,950	$13,290

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,497	7,403
Amortization of financing fees	1,751	921
Receivable allowances	(64)	1,298
Deferred income taxes	(1,700)	1,176
Stock compensation	2,956	518
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	14,969	24,404
Prepaid expenses and other assets	(2,714)	793
Accounts payable, accrued salaries and wages and accrued expenses	(25,234)	(31,343)
Billings in excess of costs and accrued earnings on contracts in process	2,772	(1,696)
Deferred compensation and other	(2,805)	(145)
Other, net	3,095	6,148

Total adjustments	4,523	9,477

Net cash provided by operating activities	10,473	22,767

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases of $6,204 and $11,542, respectively	(3,169)	(17,669)

Net cash used by investing activities	(3,169)	(17,669)

Cash flows from financing activities:
Long-term debt principal payments	(4,290)	(9,209)
Long-term debt borrowings	300	—
Line of credit borrowings	34,741	9,880
Line of credit principal payments	(37,644)	(9,880)
Capital lease obligations payments	(4,180)	(3,384)
Short-term note borrowings	87	—
Short-term note payments	(118)	(1,069)
Proceeds from sale of common shares and exercise of stock options	3,672	6,733

Net cash used by financing activities	(7,432)	(6,929)

Net decrease in cash	(128)	(1,831)
Cash and cash equivalents at beginning of period	9,972	23,398

Cash and cash equivalents at end of period	$9,844	$21,567

Supplemental Information:
Interest paid	$8,102	$6,124

Taxes paid	$1,784	$8,405

Equipment acquired with capital lease obligations	$6,204	$11,542

Non-cash dividends paid in-kind	$—	$2,402

Conversion of Series D preferred stock to common stock	$46,733	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Overview

     In the opinion of management, the information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the interim financial information.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The results of operations for the three months ended January 31, 2003, are not necessarily indicative of the operating results for the full year.

Income Per Common Share

     Basic income per common share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share of common stock is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock. Diluted income per share is computed by dividing net income available for common stockholders plus the preferred stock dividend by the weighted-average common share and dilutive potential common shares that were outstanding during the period. Due to the participation features of the Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) shares issued in connection with the acquisition of EG&G and the fact that these shares were not convertible until January 28, 2003, these shares are assumed to be a separate class of common stock (equivalent to approximately an additional 2,014,000 weighted-average common shares in the first quarter of fiscal year 2003). Accordingly, income per common share for the first quarter of fiscal year 2003 has been calculated using the two-class method, which is an earnings allocation formula that determines income per common share for each class of common stock. Under the two-class method, approximately $371,000 of net income for the first quarter of fiscal year 2003 is allocable to the Series D Preferred Stock and the remaining amount is allocable to common stockholders. While a proportionate amount of the income otherwise available to common shares is allocable, as described above, to the weighted-average number of Series D Preferred Stock shares outstanding during the first quarter of fiscal year 2003, the presentation below combines the two classes of common stock.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	January 31

	2003	2002

	(In thousands, except per share data)
Numerator — Basic
Net income available for common stockholders	$5,950	$10,872

Denominator — Basic
Weighted-average common stock outstanding	32,324	18,264

Basic income per share	$.18	$.60

Numerator — Diluted
Net income available for common stockholders	$5,950	$10,872
Preferred stock dividend	—	2,418

Net income	$5,950	$13,290

Denominator — Diluted
Weighted-average common stock outstanding	32,324	18,264
Effect of dilutive securities
Stock options	250	1,732
Convertible preferred stock	—	5,574

	32,574	25,570

Diluted income per share	$.18	$.52

     Stock options to purchase 2,899,856 shares of common stock at prices ranging from $17.06 to $33.90 per share and to purchase 79,500 shares of common stock at prices ranging from $27.50 to $28.00 per share were outstanding at January 31, 2003 and 2002, respectively, but were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the shares of common stock. Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

Adoption of Statements of Financial Accounting Standards

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” in its entirety and addresses the significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized as of the date of an entity’s commitment to an exit plan as well as its measurement and reporting. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. As permitted, the Company adopted SFAS 146 early on November 1, 2002 and adoption of SFAS 146 did not significantly impact the Company’s financial statements.

     In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company did not issue or modify any guarantees during the first quarter of fiscal year 2003. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has completed an initial evaluation of its guarantees for disclosures required by FIN 45, which are included in Note 7, and will continue to evaluate whether the Company will be subject to the measurement and accounting provisions of FIN 45, which may impact future disclosures of the company’s fiscal year 2003 financial statements.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The Company intends to adopt SFAS 148 on November 1, 2003. The Company does not expect to adopt the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is expected to impact only the future disclosures, not the financial results, of the Company.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the requirements of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and provides guidance to improve financial reporting for enterprises involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company, which is subject to majority of the risk of loss or return from the variable interest entity’s activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For the variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for financial statements of interim or annual periods that end after June 15, 2003. The Company has completed its initial evaluation and does not believe that it is reasonably possible that adoption of FIN 46 will have a significant impact on the Company’s financial statements and thus no transitional disclosures have been included herein. The Company continues to evaluate its entities, as defined in FIN 46, to determine whether the reporting requirements of FIN 46 will impact the Company’s fiscal year 2003 financial statements.

     EITF Consensus Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” was first discussed at the July 2000 EITF meeting and was issued on February 6, 2002. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating its contracts to determine whether adoption of Issue 00-21 will have significant impact to the Company’s financial statements.

Reclassifications

     Certain reclassifications have been made to the 2002 financial statements and notes to conform to the 2003 presentation with no effect on consolidated net income, equity or cash flows as previously reported.

NOTE 2. ACQUISITION

     On August 22, 2002, the Company acquired all of the outstanding common shares of the EG&G businesses, leading providers of operations and maintenance, logistics and technical services to the Department of Defense and other

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

federal government agencies, for an aggregate purchase price of $503.6 million (the “EG&G acquisition”). The aggregate purchase price included the issuance of 4,957,359 shares of the Company’s common stock, valued at $112.3 million (based on the price of its common stock on the closing date), issuance of 100,000 shares of the Company’s Series D Preferred Stock, valued at $47.8 million (based on the price of its common stock on the closing date), $176.1 million in cash, estimated direct transaction costs of $11.8 million and the assumption and retirement of $155.6 million of EG&G businesses’ debt. At a special meeting held on January 28, 2003, the Company’s stockholders approved the conversion of all outstanding shares of the Series D Preferred Stock into 2,106,674 shares of voting common stock. In addition, the conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of the Company’s employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased general and administrative expense by approximately $2.5 million.

     Simultaneously with the closing of the EG&G acquisition, the Company entered into a new senior secured credit facility, which provides for term loan facilities in the aggregate amount of $475 million and a revolving credit facility in the amount of $200 million. In addition, the Company issued $200 million in aggregate principal amount due at maturity of 11 1/2% senior notes due 2009. The Company used the proceeds of these new debt instruments to consummate the EG&G acquisition and to repay and terminate its old senior collateralized credit facility.

Pro Forma Results

     The operating results of EG&G businesses have been included in the accompanying consolidated financial statements from the date of acquisition forward. Accordingly, the EG&G businesses’ results of operations for the periods from November 1, 2001 through August 22, 2002 were not included in the Company’s consolidated statements of operations.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the EG&G businesses as if the EG&G acquisition had occurred at November 1, 2001. An adjustment of $1.2 million, net of tax, has been made to the combined results of operations, reflecting amortization of purchased intangibles, as if the EG&G acquisition had occurred at November 1, 2001. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the EG&G acquisition been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

Three Months Ended
January 31, 2002

(In thousands, except per share data)
(unaudited)
Revenues	$784,694
Operating income	$39,858
Net income available for common stockholders	$5,056
Net income per common share:
Basic	$.20
Diluted	$.15

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Finalization of Purchase Price

     Certain information necessary to complete the purchase accounting is not yet available, including the completion of actuarial reports associated with the Company’s decision to freeze or terminate the defined benefit pension plan. Purchase accounting will be finalized upon receipt of actuarial studies.

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	January 31,	October 31,
	2003	2002

	(In thousands)
Equipment	$137,419	$135,609
Capital leases	88,078	82,269
Furniture and fixtures	27,708	26,875
Leasehold improvements	27,173	26,221
Construction in progress	654	222
Building	254	295

	281,286	271,491
Less: accumulated depreciation and amortization	(125,389)	(114,967)

Property and equipment at cost, net	$155,897	$156,524

     As of January 31, 2003 and October 31, 2002, the Company capitalized development costs of internal-use software of $53.9 million and $50.1 million, respectively. The Company is amortizing the capitalized software costs using the straight-line method over ten years of estimated useful life.

     Property and equipment is depreciated by using the following estimated useful life.

Estimated Useful Life

Equipment	4 – 10 years
Capital leases	4 – 10 years
Furniture and fixtures	10 years
Leasehold improvements	9 months – 20 years
Building	45 years

     Accumulated amortization of capital leases was $31.9 million and $29.3 million at January 31, 2003 and October 31, 2002, respectively. Depreciation and amortization expense of property and equipment for the first quarter ended January 31, 2003 and 2002 was $10.0 million and $7.4 million, respectively.

NOTE 4. DEBT COVENANTS

     Effective January 30, 2003, the Company amended its senior secured credit facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated EBITDA for the first, second and third quarters of fiscal year 2003 to 4.50:1, for the fourth quarter of fiscal year 2003 to 4.25:1 and for the first quarter of fiscal year 2004 to 4.00:1. As a result of the amendment, the applicable interest rate margins for all borrowings initially increased by 0.25% through the second quarter of fiscal year 2004, but revert to the original interest rate margins if the Company achieves a leverage ratio of 3.90:1 or less for fiscal year 2003 or 3.75:1 or less for the first quarter of fiscal year 2004. The amendment also provides that interest rate margins for all borrowings will increase an additional 0.25% if the Company’s leverage ratio was greater than 3.70:1 and either Standard & Poor’s or Moody’s were to lower the Company’s credit rating to below BB-

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or Ba3, respectively. As of January 31, 2003, the Company was in compliance with the original and amended leverage ratio financial covenant.

     In addition to the leverage ratio covenant discussed above, the senior secured credit facility requires the Company to maintain a minimum current ratio of 1.5:1 and a minimum fixed charge coverage ratio, which varies over the term of the facility from 1.05:1 to 1.20:1. Neither of these two financial covenants were modified by the amendment. The senior secured credit facility also contains customary affirmative and negative covenants including, without limitation, the following material covenants: restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, repayments of junior indebtedness, transactions with stockholders and affiliates, liens, capital expenditures, capital leases, further agreements restricting the creation of liens (also called a “negative pledge”), sale-leaseback transactions, indebtedness, contingent obligations, investments and joint ventures. The senior secured credit facility also prohibits prepayments of the 11 1/2% senior notes (the “11 1/2% notes”) and amendments to the terms of the 11 1/2% notes.

     The indentures governing the 11 1/2% notes and the 12 1/4% senior subordinated notes (the “12 1/4% notes”) contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or make distributions to the Company’s stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur liens on its subsidiaries assets, enter into transactions with the Company’s stockholders and affiliates, sell assets and merge or consolidate with other companies. The indentures governing the 11 1/2% and the 12 1/4% notes also contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     Currently, the Company has limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance. These policies include self-insured claim retention amounts of $1.0 million, $3.0 million and $0.25 million, respectively. With respect to various claims against the Dames & Moore Group (which the Company acquired in June 1999) that arose from professional errors and omissions prior to the acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, the Company will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. The Company intends to maintain these policies; however, the Company may be unable to maintain existing coverage levels and, even if the Company does, claims may exceed the available amount of insurance. The Company believes that any settlement of existing claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has maintained insurance without lapse for many years with limits in excess of losses sustained.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 6. SEGMENT AND RELATED INFORMATION

     Management has organized the Company by geographic divisions, consisting of the Parent, Domestic and International divisions. The Parent division is the legal entity comprised of the Parent Company alone. The Domestic division is comprised of all offices located in United States of America. The International division is comprised of all offices in the United Kingdom, Western Europe and the Middle East, the Asia/Pacific region (including Australia, New Zealand, Singapore and Indonesia) and the Americas excluding the U.S. (including Canada, Mexico, and Central and South America).

     The Company provides services throughout the world. While services sold to companies in other countries may be performed and recognized within offices located in the U.S., generally, revenues are classified within the geographic area where the services are performed.

     All of the Company’s operations share similar economic characteristics, and all of the Company’s business units are managed according to a consistent set of principal metrics and benchmarks determined by management within the Parent division. For example, management plans and controls the rates at which it bills professional and technical staff. Management also sets billable goals for all the Company’s professional and technical staff, and management aggregates all the indirect costs, including indirect labor expenses, labor fringe expenses, facilities costs, insurance and other miscellaneous expenses.

     All of the Company’s operations provide planning, design, program and construction management and operations and maintenance services. These services are provided to federal governmental agencies by virtually all of the Company’s business units. Approximately two-thirds of the Company’s operating units provide these services to local and state governmental agencies and to private sector clients. The Company’s services are provided to the Company’s clients through a network of local office, client facilities and specific-job sites.

     Services are provided in a similar manner. For example, the use of technology throughout the Company’s operating units is fairly consistent, as the Company employs computer-aided design (CAD) and project management systems for both general use and web-based job-specific applications.

     Based on the above similarities, the Company has concluded that its U.S. operations should be aggregated as one reportable segment, and its international operations should be aggregated into another segment. Accounting policies for each of the reportable segments are the same as those of the Company.

     The following table shows summarized financial information (in thousands) on the Company’s reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		/---------------------------Segments---------------------------/

As of January 31, 2003:	Parent	Domestic	International	Eliminations	Total

Net accounts receivable	$—	$837,469	$87,842	$—	$925,311
Total assets	$1,721,419	$1,041,910	$105,008	$(653,541)	$2,214,796

		/---------------------------Segments---------------------------/

As of October 31, 2002:	Parent	Domestic	International	Eliminations	Total

Net accounts receivable	$—	$854,784	$85,432	$—	$940,216
Total assets	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

		/---------------------------Segments---------------------------/

For the Three Months Ended
January 31, 2003:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$701,828	$57,002	$(797)	$758,033
Operating income (loss)	$(10,182)	$38,369	$3,003	$—	$31,190

		/---------------------------Segments---------------------------/

For the Three Months Ended
January 31, 2002:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$495,040	$50,035	$(2,077)	$542,998
Operating income (loss)	$(5,984)	$41,094	$226	$—	$35,336

     Operating income is defined as income before income taxes and net interest expense.

NOTE 7. SUPPLEMENTAL GUARANTEE INFORMATION

     The following table includes disclosures regarding the Company’s guarantees as of January 31, 2003 in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Maximum
			Potential	Recourse
	Approximate	Current	Amount of	Provision and
Guarantees	Terms of Guarantees	Liability Recorded	Future Payments	Assets Held as Collateral

(In thousands)
As of January 31, 2003:
Guarantee to Joint Venture (1)	Two years	—	$4,500	None

(1)	As a result of a credit facility agreement between Wachovia Bank, N.A. and EC III, LLC (“EC III”), the Company issued a guaranty to Wachovia Bank, N.A. The Company has a 50% interest in the EC III joint venture. In the event that EC III defaults on the credit facility, the Company is obligated to make payment of any outstanding principal amounts owed under the credit facility up to $4.5 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8. SUPPLEMENTAL GUARANTOR INFORMATION

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

     Substantially all of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Company’s senior secured credit facility, the 11 1/2% notes due 2009 and the 12 1/4% notes (collectively, the “Notes”). Each of the subsidiary guarantors has fully and unconditionally guaranteed the Company’s obligations on a joint and several basis.

     Substantially all of the Company’s income and cash flows is generated by its subsidiaries. The Company has no operating assets or operations other than its investments in its subsidiaries. As a result, funds necessary to meet the Company’s debt service obligations are provided in large part by distributions or advances from its subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit the Company’s ability to obtain cash from its subsidiaries for the purposes of meeting its debt service obligations, including the payment of principal and interest on the notes and the senior secured credit facility. In addition, although the terms of the Notes and the senior secured credit facility limit the Company’s and the subsidiary guarantors’ ability to place contractual restrictions on the flows of funds to the Company, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings, at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, make loans or other distributions to the Company.

     Other restrictions imposed by the Notes and the senior secured credit facility include restrictions on the Company’s and the subsidiary guarantors’ ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions to the Company’s stockholders;

•	repurchase or redeem the Company’s stock;

•	repay indebtedness that is junior to the senior secured credit facility or the Notes;

•	make investments or other restricted payments;

•	create liens securing debt or other encumbrances on the Company’s assets;

•	acquire the assets of, or merge or consolidate with, other companies;

•	sell or exchange assets;

•	make capital expenditures;

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	enter into sale-leaseback transactions; and

•	enter into transactions with the Company’s shareholders and affiliates.

     The senior secured credit facility also restricts the Company and its subsidiaries from entering into negative pledge agreements.

     In addition, if a change of control occurs, each holder of the Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of the principal amount of the Notes, plus any accrued interest to the date of repurchase.

     The following information sets forth the condensed consolidating balance sheets of the Company as of January 31, 2003 and October 31, 2002, the condensed consolidating statements of operations for the three months ended January 31, 2003 and 2002, and the condensed consolidating statements of cash flows for the three months ended January 31, 2003 and 2002. The EG&G acquisition was accounted for under the purchase accounting method and the financial position, results of operations and cash flows of EG&G businesses, as a “subsidiary guarantor”, have been included from August 22, 2002. Entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of January 31, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(162)	$8,304	$1,702	$—	$9,844
Accounts receivable, net	—	837,469	87,842	—	925,311
Prepaid expenses and other assets	24,342	17,675	1,140	—	43,157

Total current assets	24,180	863,448	90,684	—	978,312
Property and equipment at cost, net	1,727	140,850	13,320	—	155,897
Goodwill, net	1,000,680	—	—	—	1,000,680
Purchased intangible assets, net	13,953	—	—	—	13,953
Investment in subsidiaries	653,541	—	—	(653,541)	—
Other assets	27,338	37,612	1,004	—	65,954

	$1,721,419	$1,041,910	$105,008	$(653,541)	$2,214,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,667	$14,888	$128	$—	$32,683
Accounts payable	(151)	153,074	13,300	—	166,223
Accrued expenses and other	74,903	139,923	14,938	—	229,764
Billings in excess of costs and accrued earnings on contracts in process	—	85,632	9,375	—	95,007

Total current liabilities	92,419	393,517	37,741		523,677
Long-term debt	881,056	35,110	780	—	916,946
Other	52,456	25,744	485	—	78,685

Total liabilities	1,025,931	454,371	39,006	—	1,519,308

Total stockholders’ equity	695,488	587,539	66,002	(653,541)	695,488

	$1,721,419	$1,041,910	$105,008	$(653,541)	$2,214,796

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of October 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(4,000)	$11,240	$2,732	$—	$9,972
Accounts receivable, net	—	854,784	85,432	—	940,216
Prepaid expenses and other assets	21,516	14,942	1,685	—	38,143

Total current assets	17,516	880,966	89,849	—	988,331
Property and equipment at cost, net	1,802	142,109	12,613	—	156,524
Goodwill, net	1,001,629	—	—	—	1,001,629
Purchased intangible assets, net	14,500	—	—		14,500
Investment in subsidiaries	640,687	—	—	(640,687)	—
Other assets	21,805	45,374	929	—	68,108

	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,200	$14,016	$82	$—	$30,298
Accounts payable	(783)	189,923	15,249	—	204,389
Accrued expenses and other	62,387	141,484	12,961	—	216,832
Billings in excess of costs and accrued earnings on contracts in process	—	83,004	9,231	—	92,235

Total current liabilities	77,804	428,427	37,523	—	543,754
Long-term debt	889,105	33,780	978	—	923,863
Other	50,445	30,292	153	—	80,890

Total liabilities	$1,017,354	$492,499	$38,654	—	$1,548,507

Mandatorily redeemable Series D senior convertible participating preferred stock	46,733	—	—	—	46,733
Total stockholders’ equity	633,852	575,950	64,737	(640,687)	633,852

	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended January 31, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$701,828	$57,002	$(797)	$758,033
Direct operating expenses	(1,501)	455,378	30,517	(797)	483,597

Gross profit	1,501	246,450	26,485	—	274,436

Indirect expenses:
Indirect, general and administrative	11,683	208,081	23,482	—	243,246
Interest expense, net	20,621	472	187	—	21,280

	32,304	208,553	23,669	—	264,526

Income (loss) before taxes	(30,803)	37,897	2,816	—	9,910
Income tax expense	3,534	6	420	—	3,960

Income (loss) before equity in net earnings of subsidiaries	(34,337)	37,891	2,396	—	5,950
Equity in net earnings of subsidiaries	40,287	—	—	(40,287)	—

Net income (loss)	5,950	37,891	2,396	(40,287)	5,950
Preferred stock dividend	—	—	—	—	—

Net income (loss) available for common stockholders	5,950	37,891	2,396	(40,287)	5,950
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,325	—	2,325

Comprehensive income (loss)	$5,950	$37,891	$4,721	$(40,287)	$8,275

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$495,040	$50,035	$(2,077)	$542,998
Direct operating expenses	—	306,666	26,227	(2,077)	330,816

Gross profits	—	188,374	23,808	—	212,182

Indirect expenses:
Indirect, general and administrative	5,984	147,280	23,582	—	176,846
Interest expense, net	12,088	409	119	—	12,616

	18,072	147,689	23,701	—	189,462

Income (loss) before taxes	(18,072)	40,685	107	—	22,720
Income tax expense	9,109	56	265	—	9,430

Income (loss) before equity in net earnings of subsidiaries	(27,181)	40,629	(158)	—	13,290
Equity in net earnings of subsidiaries	40,471	—	—	(40,471)	—

Net income (loss)	13,290	40,629	(158)	(40,471)	13,290
Preferred stock dividend	2,418	—	—	—	2,418

Net income (loss) available for common stockholders	10,872	40,629	(158)	(40,471)	10,872
Other comprehensive loss:
Foreign currency translation adjustment	—	—	(2,978)	—	(2,978)

Comprehensive income (loss)	$10,872	$40,629	$(3,136)	$(40,471)	$7,894

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended January 31, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$5,950	$37,891	$2,396	$(40,287)	$5,950

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,617	9,073	807	—	11,497
Amortization of financing fees	1,751	—	—	—	1,751
Receivable allowances	—	(307)	243	—	(64)
Deferred income taxes	(1,700)	—	—	—	(1,700)
Stock compensation	2,956	—	—	—	2,956
Equity in net earnings of subsidiaries	(40,287)	—	—	40,287	—
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	17,623	(2,654)	—	14,969
Prepaid expenses and other assets	(535)	(2,724)	545	—	(2,714)
Accounts payable, accrued salaries and wages and accrued expenses	46,428	(67,661)	(1,101)	(2,900)	(25,234)
Billings in excess of costs and accrued earnings on contracts in process	—	2,628	144	—	2,772
Deferred compensation and other, net	(9,019)	6,153	256	2,900	290

Total adjustments	1,211	(35,215)	(1,760)	40,287	4,523

Net cash provided by operating activities	7,161	2,676	636	—	10,473

Cash flows from investing activities:
Capital expenditures	(44)	(1,665)	(1,460)	—	(3,169)

Net cash used by investing activities	(44)	(1,665)	(1,460)	—	(3,169)

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings and capital lease obligations	(41,692)	(4,334)	(206)	—	(46,232)
Proceeds from notes payable and long-term debt	34,741	387	—	—	35,128
Proceeds from sale of common shares and exercise of stock options	3,672	—	—	—	3,672

Net cash used by financing activities	(3,279)	(3,947)	(206)	—	(7,432)

Net increase (decrease) in cash	3,838	(2,936)	(1,030)	—	(128)
Cash and cash equivalents at beginning of year	(4,000)	11,240	2,732	—	9,972

Cash and cash equivalents at end of year	$(162)	$8,304	$1,702	$—	$9,844

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended January 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$13,290	$40,629	$(158)	$(40,471)	$13,290

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	6,661	687	—	7,403
Amortization of financing fees	921	—	—	—	921
Receivable allowances	—	(551)	1,849	—	1,298
Deferred income taxes	1,176	—	—	—	1,176
Stock compensation	518	—	—	—	518
Equity in net earnings of subsidiaries	(40,471)	—	—	40,471	—
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	24,267	137	—	24,404
Prepaid expenses and other assets	1,043	633	(883)	—	793
Accounts payable, accrued salaries and wages and accrued expenses	24,057	(56,140)	(2,393)	3,133	(31,343)
Billings in excess of costs and accrued earnings on contracts in process	—	(2,133)	437	—	(1,696)
Deferred compensation and other, net	1,213	7,962	(39)	(3,133)	6,003

Total adjustments	(11,488)	(19,301)	(205)	40,471	9,477

Net cash provided (used) by operating activities	1,802	21,328	(363)	—	22,767

Cash flows from investing activities:
Capital expenditures	(755)	(16,390)	(524)	—	(17,669)

Net cash used by investing activities	(755)	(16,390)	(524)	—	(17,669)

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings and capital lease obligations	(9,200)	(3,348)	(1,114)	—	(13,662)
Proceeds from sale of common shares and exercise of stock options	6,733	—	—	—	6,733

Net cash provided (used) by financing activities	(2,467)	(3,348)	(1,114)	—	(6,929)

Net increase (decrease) in cash	(1,420)	1,590	(2,001)	—	(1,831)
Cash and cash equivalents at beginning of year	1,699	9,371	12,328	—	23,398

Cash and cash equivalents at end of year	$279	$10,961	$10,327	$—	$21,567

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on October 31. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the footnotes for the three months ended January 31, 2003 included elsewhere in this report as well as the MD&A and the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which was previously filed with the Securities and Exchange Commission.

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

     On August 22, 2002, we acquired the EG&G businesses, providers of operations and maintenance services to various federal agencies, including NASA and the Departments of Justice, Energy and Transportation and Defense. Services offered by the EG&G businesses include the management of complex government installations and ranges, including oversight of all construction, testing and operation of base systems and processes, operation and maintenance of chemical agent disposal systems, management of base logistics and transportation and support of high security environments. For more information on the EG&G acquisition, please refer to Note 2, “Acquisition” to our Consolidated Financial Statements and Supplementary Data included in the Annual Report and Form 10-K for the fiscal year ended October 31, 2002.

     During the past 15 months, our revenues and profit margins were impacted by certain negative trends in our state and local government business and our private sector business. We experienced a decrease in demand for our services provided to the state and local government clients. We believe this decrease in demand was the result of state and local governments deferring projects because of the current economic conditions and the related sharp decline in tax revenues at the state and local levels which are used to fund these projects. With respect to our clients in private sector, particularly with large industrial and petrochemical clients, we faced increased pricing pressures due to the current economic conditions, which have resulted in decreased margins in the first quarter of fiscal year 2003. In contrast, our federal government business remained strong and grew for our first quarter of fiscal year 2003. We believe that the EG&G acquisition will shift our business in the direction of markets that we believe offer good growth potential for the Company.

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

     Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended October 31, 2002.

Revenue Recognition

     We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. At January 31, 2003, we had approximately 5,000 active jobs, none of which represented more than 5% of our total revenues for the quarter. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

     Cost-Plus Contracts. We have two major types of cost-plus contracts:

•	Cost-Plus Fixed Fee. Under our cost-plus fixed fee contracts, we charge clients negotiated rates based on our direct and indirect costs. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment and recognize revenues based on the actual total number of labor hours we expend and total costs we incur. If the actual total number of labor hours we expended is lower than the total number of labor hours we have estimated, our revenues from that project will be lower than we have estimated. If the actual labor hours we expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment and to recognize revenues for such overage.

•	Cost-Plus Award Fee. Certain cost-plus contracts provide for an award or penalty fee based on performance criteria in lieu of a fixed fee. We recognize revenues to the extent of costs actually incurred plus a proportionate amount of the fee earned. We take these award fee or penalties on contracts into consideration when estimating sales and profit rates, and we record revenues related to the award fees when there is sufficient information to assess anticipated contract performance. If revenues related to the award or penalty fees are based solely on a single significant event, we generally do not record these fees until the event actually occurs.

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

     As part of the adoption of SFAS 142, we completed the required initial impairment test and our annual impairment test for fiscal year 2002. These tests resulted in no impairment for fiscal year 2002. The adoption of SFAS 142 removed certain differences between book and tax income.

     We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company considering the average closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units based on discounted cash flows. We then compare the resulting fair values by reporting units to their respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

     Due to the decrease in our average closing stock price, we evaluated goodwill for impairment for the first quarter of fiscal year 2003. In determining whether there is an impairment of goodwill, we took into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. We concluded that there is no impairment of goodwill at January 31, 2003.

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

Adoption of Statements of Financial Accounting Standards

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)” in its entirety and addresses the significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized as of the date of an entity’s commitment to an exit plan as well as its measurement and reporting. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. As permitted, we adopted SFAS 146 early on November 1, 2002 and adoption of SFAS 146 did not significantly impact our financial statements.

     In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not issue or modify any guarantees during the first quarter of fiscal year 2003. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. We have completed an initial evaluation of our guarantees for disclosures required by FIN 45, which are included in Note 7 of our first quarter of fiscal year 2003 financial statements, and will continue to evaluate whether we will be subject to the measurement and accounting provisions of FIN 45, which may impact future disclosures of our fiscal year 2003 financial statements.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. We intend to adopt SFAS 148 on November 1, 2003. We do not expect to adopt the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is expected to impact only our future disclosures, not our financial results.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the requirements of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and provides guidance to improve financial reporting for enterprises involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company, which is subject to majority of the risk of loss or return from the variable interest entity’s activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For the variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for financial statements of interim or annual periods that end after June 15, 2003. We have completed our initial evaluation and do not believe that it is reasonably possible that adoption of FIN 46 will have a significant impact on our financial statements and thus no transitional disclosures have been included herein. We continue to evaluate its entities, as defined in FIN 46, to determine whether the reporting requirements of FIN 46 will impact our fiscal year 2003 financial statements.

     EITF Consensus Issue No. 00-21 (the “Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” was first discussed at the July 2000 EITF meeting and was issued on February 6, 2002. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating our contracts to determine whether adoption of Issue 00-21 will have a significant impact to our financial statements.

RESULTS OF OPERATIONS

First quarter ended January 31, 2003 vs. January 31, 2002

     Consolidated

     Our revenues were $758.0 million for the quarter ended January 31, 2003, an increase of $215.0 million, or 39.6%, over the amount we reported for the same period last year. The increase in revenues was primarily due to the EG&G acquisition, which provided an additional $222.0 million in revenues. This increase was offset by a decrease in revenues from the state and local government sector, as a result of their significant reductions in current spending, as discussed in the “Overview” section above.

     Direct operating expenses for the quarter ended January 31, 2003, which consist of direct labor, subcontractor costs, and other direct expenses, increased by $152.8 million, or 46.2% over the amount we reported for the same period last year, primarily as a result of the EG&G acquisition, which increased direct operating expenses by $159.8 million. This increase was offset by a decrease in direct operating expenses resulting from a decreased level of services provided to our state and local government clients.

     Our gross profit was $274.4 million for the quarter ended January 31, 2003, an increase of $62.3 million, or 29.3%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the EG&G acquisition, which provided an additional $62.2 million in gross profit.

     Indirect, general and administrative expenses (“IG&A”) for the quarter ended January 31, 2003 increased by $66.4 million, or 37.6%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $53.6 million of expenses attributable to the EG&G businesses. The remaining $12.8 million of the total increase in IG&A expenses was due to increases in indirect labor, benefits and rental expense and an increase in depreciation expense as a result of the implementation of our new enterprise resource program. In addition, the conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of our employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased benefit expense by approximately $2.5 million. Net interest expense for the quarter ended January 31, 2003 increased by $8.7 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

     Our earnings before income taxes were $9.9 million for the quarter ended January 31, 2003, compared to $22.7 million for the same period last year. Our effective income tax rates for the quarters ended January 31, 2003 and 2002 were approximately 40.0% and 41.5%, respectively.

     We reported net income available for common stockholders of $6.0 million, or $0.18 per share on a diluted basis, for the quarter ended January 31, 2003, compared with $10.9 million, or $0.52 per share on a diluted basis, for the same period last year.

     Our backlog of signed contracts was $2,639.8 million at January 31, 2003, as compared with $2,565.0 million at October 31, 2002.

     Domestic Segment Including Parent Company

     Revenues for the domestic segment were $701.8 million for the quarter ended January 31, 2003, an increase of $206.8 million, or 41.8%, over the amount we reported for the same period last year. The increase in revenues was primarily due to the EG&G acquisition, which provided an additional $222.0 million in revenues. This increase was offset by a decrease in revenues from our state and local government sector, as a result of their significant reductions in current spending, as discussed in the “Overview” section above.

     Domestic direct operating expenses for the quarter ended January 31, 2003 increased $147.2 million, or 48.0% increase over the amount we reported for the same period last year, primarily as a result of the EG&G acquisition, which increased direct operating expenses by $159.8 million. This increase was offset by a decrease in direct operating expenses resulting from a decreased level of services provided to our state and local government clients.

     Our gross profit was $248.0 million for the quarter ended January 31, 2003, an increase of $59.6 million, or 31.6%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the EG&G acquisition, which provided an additional $62.2 million in gross profit. This increase was offset by a decrease in revenue and gross profit from the state and local government sector, as a result of their significant reductions in current spending, as discussed in the “Overview” section above.

     IG&A expenses for the quarter ended January 31, 2003 increased $ 66.5 million, or 43.3%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $53.6 million of expenses attributable to the EG&G businesses. The remaining $12.9 million of the total increase in IG&A expenses was due to increases in indirect labor, benefits and rental expense and an increase in depreciation expense as a result of the implementation of our new enterprise resource program. In addition, the conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of our employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased benefit expense by approximately $2.5 million. Net interest expense for the quarter ended January 31, 2003 increased by $8.6 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

     International Segment

     Revenues for the international segment were $57.0 million for the quarter ended January 31, 2003, an increase of $7.0 million, or 13.9%, over the amount we reported for the same period last year. The increase was mainly due to increased demand for our services and the effect of foreign currency exchange fluctuations.

     Foreign direct operating expenses for the quarter ended January 31, 2003 increased $4.3 million, or 16.4% increase over the amount we reported for the same period last year, primarily due to increases in revenues and the effect of foreign currency exchange fluctuations. Our gross profit was $26.5 million for the quarter ended January 31, 2003, an increase of $2.7 million, or 11.3%, over the amount we reported for the same period last year. IG&A expenses for the quarter ended January 31, 2003 decreased $0.1 million, or 0.4%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the decrease in the use of subcontractors and the effect of foreign currency exchange fluctuations.

Liquidity and Capital Resources

     Our liquidity and capital resources are set forth in the table below as of the periods indicated:

	January 31, 2003	October 31, 2002

	(in millions except ratio and percentage data)
Working capital	$454.6	$444.6
Working capital ratio	1.9	1.8
Cash and cash equivalent	$9.8	$10.0
Percentage of debt to equity	136.5%	140.2%

     During the quarter ended January 31, 2003, we generated $10.5 million of cash from operations and generated $3.7 million of proceeds from sales of common stock and exercises of stock options. During the same period, we used $3.2 million for capital expenditures, repaid $8.2 million, net of additional borrowings, in debt and capital leases, and borrowed $34.7 million and repaid $37.6 million in aggregate amount under our revolving credit line at various times.

     As a professional services organization, we are not capital intensive. Capital expenditures historically have been for computer-aided design, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the first quarter of fiscal years 2003 and 2002 were $3.2 million and $17.7 million, respectively.

     Our primary sources of liquidity are cash flows from operations and borrowings under the credit line from our senior secured credit facility, if necessary. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that our primary sources of liquidity will provide sufficient resources to fund our operating and capital expenditure needs for the next 12 months and beyond. We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Under certain circumstances, legal and contractual restrictions as well as the financial condition and reporting requirements of the subsidiaries may limit our ability to obtain cash from the subsidiaries.

•	Collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance accounts for receivables as of January 31, 2003 and deemed it to be adequate; however, the current economic downturn may impact our clients’ credit-

worthiness and our ability to collect cash from them to meet our operating needs.

     In addition, as discussed in more detail below, we are in the process of designing, testing and implementing a new company-wide accounting and project management information system (the “Enterprise Resource Program” or “ERP”). In connection with the implementation of the ERP, we continued to experience a temporary increase in accounts receivable of approximately $30 million as of January 31, 2003.

     Below is a table containing information for our contractual obligations and commercial commitments followed by narrative descriptions.

		Principal Payments Due by Period
		(In thousands)

		Less Than			After 5
Long Term Debt (Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years

As of January 31, 2003:
Senior secured credit facility credit (1)
Term loan A	$121,875	$14,063	$46,875	$60,937	$—
Term loan B	349,125	3,500	7,000	89,250	249,375
11 1/2% senior notes (1)	200,000	—	—	—	200,000
12 1/4% senior subordinated notes	200,000	—	—	—	200,000
8 5/8% senior subordinated debentures (1)	6,455	—	6,455	—	—
6 1/2% senior subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	49,871	14,714	25,859	9,298	—
Other indebtedness	1,523	406	693	424	—

	$930,647	$32,683	$86,889	$159,902	$651,173

				Remaining
	Total	Total Committed to	Amount	Amount
Other Commitments	Commitment	Letters Of Credit	Drawn	Available

		(In thousands)
As of January 31, 2003:
Revolving line of credit (2)	$200,000	$54,060	$24,356	$121,584
Guarantee to Joint Venture (3)	$4,500	—	—	—
Indemnity agreement to the Joint Venture Partner (4)	$30,000	—	—	—

(1)	Amounts shown exclude remaining original issue discounts of $4,442, $909 and $23 for the 11 1/2% senior notes, 8 5/8% senior subordinated debentures, and the 6 1/2% convertible subordinated debentures, respectively.

(2)	Reflects the revolving line of credit under the senior secured credit facility and amounts committed to standby letters of credit as of January 31, 2003.

(3)	Amounts guaranteed in favor of Wachovia Bank, N.A. pursuant to the EC III, LLC (a 50%-owned joint venture) credit line facility, in a principal amount not to exceed $4,500.

(4)	An indemnity agreement in relation to bookkeeping services provided to JT3, LLC (a 50%-owned joint venture). The agreement, in favor of Raytheon Company, covers any potential losses and damages, and liabilities associated with lawsuits, in an amount not to exceed $30,000, resulting from misleading financial statements provided as a consequence of our gross negligence, intentional errors or omissions, or intentional misconduct.

     Our Senior Secured Credit Facility. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we entered into a new senior secured credit facility, which provides for two term loan facilities in the aggregate amount of $475 million and a revolving credit facility in the amount of $200 million. The term loan facilities consist of term loan A, a $125 million tranche, and term loan B, a $350 million tranche. As of January 31, 2003, we had borrowed $471 million in principal amount under the term loan facilities, and we had outstanding standby letters of credit aggregating to $54 million and an outstanding balance drawn on the revolving line of credit of $24 million, which reduced the amount available to us under our revolving credit facility to $122 million.

     Principal amounts under term loan A will become due and payable on a quarterly basis beginning January 31, 2003, and thereafter through August 22, 2007. Annual required principal payments under term loan A will range from $14.1 million to a maximum of $32.8 million with term loan A expiring and all remaining outstanding principal amounts becoming due and payable in full on August 22, 2007. Principal amounts under term loan B will become due and payable on a quarterly basis beginning January 31, 2003, in the amount of $3.5 million per year through October 31, 2007, with all remaining outstanding principal amounts becoming due and payable in equal quarterly installments with the final payment due on August 22, 2008. The revolving credit facility expires and is payable in full on August 22, 2007.

     All loans outstanding under the senior secured credit facility bear interest at a rate per annum equal to, at our option, either the base rate or LIBOR, in each case plus an “applicable margin.” The applicable margin will adjust according to a performance pricing grid based on our ratio of consolidated total funded debt to consolidated Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”). For the purposes of the senior secured credit facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expenses, amounts set aside for the payment of taxes, for certain non-cash items and pro forma adjustments related to permitted acquisitions, including the EG&G acquisition. The terms “base rate” and “LIBOR” have meanings customary and appropriate for financings of this type.

     Effective January 30, 2003, we amended our senior secured credit facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated EBITDA for the first, second and third quarters of fiscal year 2003 to 4.50:1, for the fourth quarter of fiscal year 2003 to 4.25:1 and for the first quarter of fiscal year 2004 to 4.00:1. As a result of the amendment, the applicable interest rate margins for all borrowings initially increase by 0.25% through the second quarter of fiscal year 2004, but revert to the original interest rate margins if we achieve a leverage ratio of 3.90:1 or less for fiscal year 2003 or 3.75:1 or less for the first quarter of fiscal year 2004. The amendment also provides that the applicable interest rate margins for all borrowings will increase an additional 0.25% if our leverage ratio is greater than 3.70:1 and either Standard & Poor’s or Moody’s were to lower our credit rating to below BB- or Ba3, respectively.

     As amended, for both the term loan A and the revolving credit facility, the applicable margin over LIBOR will range between 2.25% and 3.50%. For the term loan B, the corresponding applicable margin over LIBOR will range between 3.25% and 4.00%. As of January 31, 2003, the LIBOR applicable margin was 3.25% for the term loan A and the revolving line of credit and 3.75% for the term loan B.

     We are required to prepay the loans under the senior secured credit facility with:

•	100% of the net cash proceeds of all assets disposed of by us and our subsidiaries guaranteeing the senior secured credit facility, net of selling expenses, taxes and prepayments of debt required in connection with the sale of such assets, subject to reinvestment rights within 270 days for asset dispositions in amounts less than $20 million and other limited exceptions;

•	100% of the net cash proceeds from the issuance of debt by us, provided that such percentage shall be reduced to 50% for any fiscal year in which our leverage ratio, measured as of the end of the preceding fiscal year, is less than 2.5 to 1, subject to limited exceptions;

•	50% of the net cash proceeds from the issuance of equity by us or our subsidiaries, subject to limited exceptions; and

•	during fiscal year 2003, 100% of excess cash flows (as a result of the amendment), and commencing with fiscal 2004, 75% of excess cash flows, provided that such percentage shall be reduced to 50% for any fiscal year in which, measured as of the end of such fiscal year, our leverage ratio is less than 2.5 to 1.

     We, at our option, may prepay the loans under the senior secured credit facility without premium or penalty, subject to reimbursement of the lenders’ prepayment fees in the case of prepayment of LIBOR loans.

     Substantially all of our domestic subsidiaries are guarantors of the senior secured credit facility on a joint and several basis. Our and the guaranteeing entities’ obligations are secured by a first priority perfected security interest in existing and after-acquired personal property and material real property, including a pledge of the capital stock of the guaranteeing entities. The equity interests of non-U.S. subsidiaries are not required to be pledged as security; but are, subject to limited exceptions and a negative pledge.

     In addition to the leverage coverage ratio discussed above, our senior secured credit facility requires us to maintain a minimum current ratio of 1.5:1, and a minimum fixed charge coverage ratio, which varies over the term of the facility between 1.05:1 and 1.20:1. Neither of these two financial covenants were modified by the amendment. The leverage coverage ratio, as amended, decreases over the term of the facility from a maximum of 4.50:1 to a minimum of 3:1. We are required to submit quarterly compliance certification to the lender under the facility. We were fully compliant with these covenants as of January 31, 2003.

     The senior secured credit facility also contains customary affirmative and negative covenants including, without limitation, the following material covenants; restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, repayments of junior indebtedness, transactions with stockholders and affiliates, liens, capital expenditures, capital leases, further agreements restricting the creation of liens (also called a “negative pledge”), sale-leaseback transactions, indebtedness, contingent obligations, investments and joint ventures.

     11 1/2% Senior Notes. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we issued $200.0 million in aggregate principal amount due at maturity of 11 1/2% Senior Notes due 2009 (the “11 1/2% notes”) for proceeds, net of $4.7 million of original issue discount, of approximately $195.3 million. Interest on the 11 1/2% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. The notes are effectively subordinate to our senior secured credit facility and senior to our subordinated indebtedness, including the 12 1/4% notes, the 8 5/8% debentures and the 6 1/2% debentures described below. As of January 31, 2003, all amounts remained outstanding under the 11 1/2% notes.

     Substantially all of our domestic subsidiaries fully and unconditionally guarantee the 11 1/2% notes on a joint and several basis. We may redeem any of the 11 1/2% notes beginning on September 15, 2006 at the following redemption prices (expressed as percentages of the principal amount of the 11 1/2% notes so redeemed), if we do so during the 12-month period commencing on September 15 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption.

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

     12 1/4% Senior Subordinated Notes. In June 1999, we issued $200 million in aggregate principal amount of 12 1/4% Senior Subordinated Notes due 2009 (the “12 1/4% notes”), all of which remained outstanding at January 31, 2003. Interest on the 12 1/4% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12 1/4% notes are effectively subordinate to our senior secured credit facility and our 11 1/2% notes.

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

     8 5/8% Senior Subordinated Debentures. Our 8 5/8% debentures are due in 2004. Interest on these debentures is payable semiannually in January and July of each year. Our 8 5/8% debentures are subordinate to our senior secured credit facility and the 11 1/2% notes. As of January 31, 2003, we owed approximately $6.5 million on the 8 5/8% debentures.

     6 1/2% Convertible Subordinated Debentures. Our 6 1/2% debentures are due in 2012 and are convertible into shares of common stock at the rate of $206.30 per share. Interest on these debentures is payable semi-annually in February and August of each year. Sinking fund payments calculated to retire 70% of our 6 1/2% debentures prior to maturity began in February 1998. Our 6 1/2% debentures are subordinate to our senior secured credit facility and the 11 1/2% notes. As of January 31, 2003, we owed approximately $1.8 million on the 6 1/2% debentures.

     Foreign Credit Lines. We maintain foreign lines of credit which are collateralized by assets of foreign subsidiaries at January 31, 2003. At January 31, 2003 and October 31, 2002, these foreign lines of credit provided for advances up to $3.6 million and $12.5 million, respectively. At January 31, 2003 and October 31, 2002, amounts outstanding under the foreign lines of credit were $0 million.

     Capital Leases. As of January 31, 2003, we had approximately $49.9 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment, and furniture.

     Other Related-Party Transactions. Mr. Koffel, Mr. Ainsworth, Mr. Rosenstein and certain of our other employees have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted stock and the payment of withholding taxes due with respect to such exercises and vesting. Mr. Koffel, Mr. Ainsworth and Mr. Rosenstein, as well as our other named executives, and certain of our officers and employees may continue to dispose of shares of our common stock in this manner and for similar purposes.

     In August 2002, the Company issued 100,000 shares of Series D Preferred Stock to Carlyle-EG&G, L.L.C. and EG&G Technical Services Holdings, L.L.C. (both of whom are affiliates of TCG Holdings, L.L.C.) in connection with the EG&G acquisition. The Series D Preferred Stock was subsequently converted (by a vote of the stockholders at a Special Meeting held on January 28, 2003) into a total of 2,106,674 shares of common stock (the “Series D Conversion”). As a result of the Series D Conversion, TCG Holdings, L.L.C. became the beneficial owner of an aggregate of 7,064,033 shares, or approximately 22%, of our outstanding common stock. The Series D Conversion constituted a change of control as defined under the terms of the employment arrangements with certain of our executives, resulting in, among other things, the accelerated vesting of 137,500 shares of restricted common stock previously granted to Mr. Koffel, and 75,000 shares of restricted common stock previously granted to Mr. Ainsworth. In order to satisfy tax withholding obligations arising from the vesting of their restricted stock, Messrs. Koffel and Ainsworth have surrendered 50,381 and 25,000 shares of common stock back to the Company, respectively.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our credit facility. We periodically enter into interest rate derivatives to protect against this risk. During the first quarter of fiscal year 2003, we did not enter into any interest rate cap agreement due to our current percentage of fixed interest rate debt and to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment.

     Enterprise Resource Program (ERP). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and transition to a new JD Edwards ERP system. Following our acquisition of Dames & Moore in 1999, we operated nine separate ERP systems, which were reduced to four systems by the end of fiscal year 2001. A portion of the new ERP system, covering a base of annualized revenues of approximately $1.2 billion, went live in August 2002. As anticipated, the initial implementation resulted in a temporary increase on this base of revenues and we continue to experience an increase in account receivables of approximately $30 million as of fiscal year 2003, as compared to August 2002, due to delays in billings. We plan to move the rest of our operations, with the exception of the operations of the EG&G businesses, onto the new system in fiscal year 2004. We estimate that full implementation of the new ERP system will reduce average days sales outstanding from the 100s to the low 90s.

     We estimated the capitalized costs of implementing the new ERP system, including hardware, software licenses, consultants, and internal staffing costs, will be approximately $60.0 million. As of January 31, 2003, we had incurred total capitalized costs of approximately $53.9 million for this project, with the remaining costs to be incurred through fiscal year 2004. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

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

     We are a highly leveraged company. As of January 31, 2003, we had approximately $949.6 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

•	it may limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	it may place us at a competitive disadvantage if we are more highly leveraged than our competitors;

•	it may restrict us from making strategic acquisitions or exploiting business opportunities;

•	it may make us more vulnerable to a downturn in our business or the economy; and

•	it may require us to dedicate a substantial portion of our cash flows from operations to the repayments of our indebtedness; thereby, reducing the availability of cash flows to fund working capital, capital expenditures, and other general corporate purposes.

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

     We have no direct operations and no significant assets other than the stock of our subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. Our non-guarantor subsidiaries are not obligated to make funds available to us for payments on the notes.

Restrictive covenants in our senior secured credit facility and the indentures relating to our outstanding notes and our other outstanding indebtedness may restrict our ability to pursue business strategies.

     Our senior secured credit facility and our indentures relating to our outstanding notes and our other outstanding indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and make distributions to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our senior secured credit facility or our outstanding indebtedness;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell or exchange assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

     Our senior secured credit facility also requires us to maintain certain financial ratios, which we may not be able to do. The covenants in our various debt instruments may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

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

Our government contracts may be terminated unexpectedly at any time prior to their completion, which may result in a reduction of our backlog or direct losses on partially completed government projects.

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

     Moreover, if the agencies determine that we or a subcontractor engaged in improper conduct, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition. In addition, we could suffer serious harm to our reputation. Our compliance programs may not prevent improper conduct.

We may be unable to estimate accurately our costs in performing services for our clients. This may cause us to have low profit margins or incur losses.

     We enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Profitability on these types of contracts is driven by billable headcount and control of costs and overhead. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our operating margins will decrease and our profitability will be adversely affected.

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

Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could impact our revenues.

     Federal and state laws, regulations, and programs related to pollution and environmental protection generate, either directly or indirectly, much of our environmental business. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services and may have a material effect on our revenues. The outlook for congressional action on CERCLA legislation in fiscal year 2003 remains unclear.

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

     As a worldwide provider of engineering services, we have operations in over 20 countries and derive approximately 8% of our revenues from international operations for the first quarter ended January 31, 2003. International business is subject to a variety of special risks, including:

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

If we do not successfully integrate our new accounting and project management systems, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems.

     We are in the process of designing, testing and installing a new company-wide accounting and project management system. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our customers and collect cash in a timely manner. Our current efforts to integrate EG&G’s operations with our own may further complicate implementation of the new system. If we ultimately decide to reject the new system, we will write off the costs incurred in connection with its implementation, which we estimate will be approximately $60 million.

Ownership of our common stock is concentrated among a few of our major stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

     As of January 31, 2003, our officers and directors and their affiliates beneficially owned approximately 29% of the outstanding shares of our common stock. In addition, as a result of the EG&G acquisition and the conversion of our outstanding shares of Series D Preferred Stock into common stock, as of January 31, 2003, TCG Holdings, L.L.C. beneficially owned approximately 22% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations, and new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

     As of January 31, 2003, approximately 8% of our employees were covered by collective bargaining agreements. These agreements are subject to amendments and negotiations on various dates ranging from April 2003 to August 2006. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits we negotiate. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our new senior secured credit facility. Based on outstanding indebtedness of $471 million under our new senior secured credit facility at January 31, 2003, if market rates averaged 1% more in the next twelve months, our net of tax interest expense would increase by approximately $2.8 million. Conversely, if market rates averaged 1% less over the next twelve months, our net of tax interest expense would decrease by approximately $2.8 million.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective.

(b)  Changes in internal controls. In the quarter ended January 31, 2003, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 5 of the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See the discussion of the Series D Conversion at Item 4 below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In August 2002 we issued 100,000 shares of Series D Senior Convertible Participating Preferred Stock (the “Series D Preferred Stock”) to Carlyle-EG&G, L.L.C. and EG&G Technical Services Holdings, L.L.C. (both of whom are affiliates of TCG Holdings, L.L.C.) in connection with the EG&G acquisition. The aggregate liquidation preference of the Series D Preferred Stock was approximately $46.7 million. Holders of the Series D Preferred Stock had voting rights in respect of certain corporate actions, including, but not limited to, certain changes to our certificate of incorporation and bylaws, the creation of senior equity securities and certain transactions with respect to the common stock. The holders of the Series D Preferred Stock shared on an as-converted basis in any dividends or distributions that we paid on the common stock.

     At a special meeting held on January 28, 2003, our stockholders approved the conversion of all outstanding shares of the Series D Preferred Stock into 2,106,674 shares of voting common stock (the “Series D Conversion”). A total of 24,999,121 votes were cast for, and 98,042 votes were cast against, the Series D Conversion, and there were a total 31,104 abstentions and broker non-votes.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed herewith:

10.1	First Amendment to the Credit Agreement, dated as of January 30, 2003, by and among URS Corporation, the lenders named therein, Credit Suise First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as co-lead Arranger and Syndication Agent. FILED HEREWITH.

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

99.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

(b)  Reports on Form 8-K

     We filed the following reports on Form 8-K during the quarter ended January 31, 2003:

•	Form 8-K/A dated November 5, 2002 to amend the Form 8-K dated September 5, 2002 and to furnish pro forma audited and unaudited consolidated financial information of EG&G Technical Services, Inc. and Subsidiary, and Lear Siegler Services, Inc. and Subsidiaries and unaudited pro forma condensed combined financial information of URS Corporation and its subsidiaries, giving effect to the EG&G acquisition and the related financing as if they had occurred on November 1, 2000.

•	Form 8-K dated November 15, 2002 to furnish financial information within the Consolidated Financial Statements as if the Company adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) at November 1, 1998.

•	Form 8-K dated December 23, 2002 to furnish the fourth-quarter and year-end results for the period and year ended October 31, 2002 pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-Q.

•	Form 8-K dated January 28, 2003 to report the approval by our stockholders of the Series D Conversion.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated March 17, 2003	URS CORPORATION
/s/ Kent P. Ainsworth

Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

I, Martin M. Koffel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of URS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ Martin M. Koffel

Martin M. Koffel
Chief Executive Officer

CERTIFICATIONS

I, Kent P. Ainsworth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of URS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ Kent P. Ainsworth

Kent P. Ainsworth
Chief Financial Officer

Exhibit No.	Description
10.1	First Amendment to the Credit Agreement, dated as of January 30, 2003, by and among URS Corporation, the lenders named therein, Credit Suise First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as co-lead Arranger and Syndication Agent.

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.