Form 10-Q
period 2003-04-30
URS CORP /NEW/
filed 2003-06-13
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission file number 1-7567

URS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-1381538
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

600 Montgomery Street, 25th Floor
San Francisco, California	94111-2727
(Address of principal executive offices)	(Zip Code)

(415) 774-2700
(Registrant’s telephone number, including area code)

100 California Street, Suite 500
San Francisco, California
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2003

Common Stock, $.01 par value	32,556,456

URS CORPORATION AND SUBSIDIARIES

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to our operating performance, our capital resources and our future growth opportunities. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: our highly leveraged position; our ability to service our debt; deterioration in current economic conditions; our ability to successfully integrate Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (the “EG&G businesses”); our business strategies; our continued dependence on federal, state and local appropriations for infrastructure spending; pricing pressures; changes in the regulatory environment; outcomes of pending and future litigation; our ability to attract and retain qualified professionals; industry competition; changes in international trade, monetary and fiscal policies; our ability to integrate future acquisitions successfully; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 41, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2003	October 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,195	$9,972
Accounts receivable	542,980	596,275
Costs and accrued earnings in excess of billings on contracts in process	377,704	374,651
Less receivable allowances	(31,755)	(30,710)

Net accounts receivable	888,929	940,216

Deferred income taxes	20,995	17,895
Prepaid expenses and other assets	22,013	20,248

Total current assets	952,132	988,331
Property and equipment at cost, net	154,577	156,524
Goodwill, net	1,000,680	1,001,629
Purchased intangible assets, net	13,099	14,500
Other assets	65,735	68,108

	$2,186,223	$2,229,092

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,242	$30,298
Accounts payable	176,679	204,389
Accrued salaries and wages	104,254	101,287
Accrued expenses and other	110,433	115,545
Billings in excess of costs and accrued earnings on contracts in process	93,896	92,235

Total current liabilities	520,504	543,754
Long-term debt	871,420	923,863
Deferred income taxes	41,729	40,629
Deferred compensation and other	40,413	40,261

Total liabilities	1,474,066	1,548,507

Commitments and contingencies (Note 5)
Mandatorily redeemable Series D senior convertible participating preferred stock, par value $.01; authorized 100 shares; issued and outstanding 0 and 100 shares, respectively; liquidation preference $0 and $46,733, respectively	—	46,733

Stockholders’ equity:
Common shares, par value $.01; authorized 50,000 shares; issued and outstanding 32,509 and 30,084 shares, respectively	325	301
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	472,495	418,705
Accumulated other comprehensive loss	(2,226)	(5,132)
Retained earnings	241,850	220,265

Total stockholders’ equity	712,157	633,852

	$2,186,223	$2,229,092

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues	$812,555	$564,410	$1,570,588	$1,107,408
Direct operating expenses	512,566	332,692	996,163	663,508

Gross profit	299,989	231,718	574,425	443,900

Indirect expenses:
Indirect, general and administrative	252,744	191,774	495,990	368,620
Interest expense, net	21,301	12,322	42,581	24,938

	274,045	204,096	538,571	393,558

Income before taxes	25,944	27,622	35,854	50,342
Income tax expense	10,380	10,710	14,340	20,140

Net income	15,564	16,912	21,514	30,202
Preferred stock dividend	—	2,466	—	4,884

Net income available for common stockholders	15,564	14,446	21,514	25,318
Other comprehensive income (loss):
Foreign currency translation adjustments	581	549	2,906	(2,429)

Comprehensive income	$16,145	$14,995	$24,420	$22,889

Net income per common share:
Basic	$.48	$.77	$.66	$1.37

Diluted	$.48	$.64	$.66	$1.16

Weighted-average shares outstanding:
Basic	32,498	18,701	32,411	18,482

Diluted	32,584	26,353	32,562	25,895

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	April 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$21,514	$30,202

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,650	15,252
Amortization of financing fees	3,638	1,859
Receivable allowances	1,045	1,519
Deferred income taxes	(2,000)	7,814
Stock compensation	3,401	1,206
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	50,242	47,144
Prepaid expenses and other assets	(1,765)	(1,167)
Accounts payable, accrued salaries and wages and accrued expenses	(30,024)	(50,678)
Billings in excess of costs and accrued earnings on contracts in process	1,661	(8,952)
Deferred compensation and other	152	530
Other, net	2,520	7,104

Total adjustments	50,520	21,631

Net cash provided by operating activities	72,034	51,833

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases	(8,747)	(34,856)

Net cash used by investing activities	(8,747)	(34,856)

Cash flows from financing activities:
Long-term debt principal payments	(23,117)	(18,532)
Long-term debt borrowings	104	275
Net payments under the line of credit	(27,259)	—
Capital lease obligations payments	(7,627)	(6,767)
Short-term note borrowings	1,211	92
Short-term note payments	(56)	(2,365)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	3,680	11,999

Net cash used by financing activities	(53,064)	(15,298)

Net increase in cash	10,223	1,679
Cash and cash equivalents at beginning of period	9,972	23,398

Cash and cash equivalents at end of period	$20,195	$25,077

Supplemental information:
Interest paid	$37,608	$25,581

Taxes paid	$3,328	$16,758

Equipment acquired through capital lease obligations	$8,605	$16,696

Non-cash dividends paid in-kind	$—	$4,852

Conversion of Series D preferred stock to common stock	$46,733	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1. ACCOUNTING POLICIES

Overview

     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of URS Corporation and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our annual report on Form 10-K for the fiscal year ended October 31, 2002. The results of operations for the six months ended April 30, 2003 are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our acquisition of the EG&G businesses (“the EG&G acquisition”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

     The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles necessarily requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company reviews its estimates based on information that is currently available. Changes in facts and circumstances may cause the Company to revise its estimates.

Income Per Common Share

     Basic income per common share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share of common stock is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock. Diluted income per share is computed by taking net income available for common stockholders plus preferred stock dividend and dividing it by the sum of the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Due to the participation features of the Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) issued in connection with the EG&G acquisition, which were not convertible until January 28, 2003, for purposes of the income per share calculations, these shares were assumed to be a separate class of common stock from the date of acquisition to January 28, 2003 (which results in approximately 1,007,000 additional weighted-average common shares in both the basic and diluted income per common share calculations for the six months ended April 30, 2003). Accordingly, income per common share for the six months ended April 30, 2003 has been calculated using the two-class method, which is an earnings allocation formula that determines income per common share for

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

each class of common stock. Under the two-class method, approximately $668,000 of net income for the six months ended April 30, 2003 is allocable to the Series D Preferred Stock and the remaining amount is allocable to common stock. While a proportionate amount of the income otherwise available to common stockholders is allocable, as described above, to the weighted-average number of Series D Preferred Stock shares outstanding during the six months ended April 30, 2003, the presentation below combines the two classes of common stock in the weighted average common stock outstanding. On January 28, 2003, the Series D Preferred Stock shares were converted to common shares outstanding.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three Months Ended		Six Months Ended
	April 30		April 30

	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator — Basic
Net income available for common stockholders	$15,564	$14,446	$21,514	$25,318

Denominator — Basic
Weighted-average common stock outstanding	32,498	18,701	32,411	18,482

Basic income per share	$.48	$.77	$.66	$1.37

Numerator — Diluted
Net income available for common stockholders	$15,564	$14,446	$21,514	$25,318
Preferred stock dividend	—	2,466	—	4,884

Net income	$15,564	$16,912	$21,514	$30,202

Denominator — Diluted
Weighted-average common stock outstanding	32,498	18,701	32,411	18,482
Effect of dilutive securities
Stock options	86	1,966	151	1,783
Convertible preferred stock	—	5,686	—	5,630

	32,584	26,353	32,562	25,895

Diluted income per share	$.48	$.64	$.66	$1.16

     The following outstanding stock options were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the shares of common stock.

	Three Months Ended		Six Months Ended
	April 30		April 30

	2003	2002	2003	2002

	(In thousands, except per share data)
Number of stock options where exercise price exceeds average price	4,612	30	4,081	30
Stock option exercise price range where exercise price exceeds average price:
Low	$11.45	$31.70	$14.06	$31.70
High	$33.20	$33.90	$33.20	$33.90
Average stock price during the period	$11.15	$31.68	$13.94	$28.89

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

     In January 2003, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002. SFAS 148 also requires disclosure of pro-forma results on an interim basis as if the company had applied the fair value recognition provisions of SFAS 123. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is not expected to impact financial results of the Company.

     The Company continues to apply APB 25 and related interpretations in accounting for its 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (“the Plans”). All of the Company’s options are awarded with an exercise price that is equal to the market price of the Company’s stock on the date of the grant and accordingly, no compensation cost has been recognized in connection with options granted under the Plans. Had compensation cost for awards under the Plans been determined in accordance with SFAS 123, as amended, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended		Six Months Ended

	April 30,	April 30,	April 30,	April 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator — Basic
Net income available for common stockholders:
As reported	$15,564	$14,446	$21,514	$25,318
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	2,011	1,673	3,770	3,203

Pro forma net income	$13,553	$12,773	$17,744	$22,115

Denominator — Basic
Weighted-average common stock outstanding	32,498	18,701	32,411	18,482

Basic income per share:
As reported	$.48	$.77	$.66	$1.37
Pro forma	$.42	$.68	$.55	$1.20
Numerator — Diluted
Net income available for common stockholders:
As reported	$15,564	$14,446	$21,514	$25,318
Preferred stock dividends	—	2,466	—	4,884

Net income	15,564	16,912	21,514	30,202
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	2,011	1,673	3,770	3,203

Pro forma net income	$13,553	$15,239	$17,744	$26,999

Denominator — Diluted
Weighted-average common stock outstanding	32,584	26,353	32,562	25,895

Diluted income per share:
As reported	$.48	$.64	$.66	$1.16
Pro forma	$.42	$.58	$.54	$1.04

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Adoption of Statements of Financial Accounting Standards

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity’s commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. As permitted, the Company adopted SFAS 146 early on November 1, 2002 and adoption of SFAS 146 did not significantly impact the Company’s financial statements.

     In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Under the provisions of FIN 45, accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company has completed an initial evaluation of its guarantees for disclosures required by FIN 45 and will continue to evaluate whether the Company’s contracts will be subject to the provisions of FIN 45, which may impact future disclosures of the Company’s fiscal year 2003 financial statements. See Note 5, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the requirements of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and provides guidance to improve financial reporting for enterprises involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss or return from the variable interest entity’s activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For the variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for financial statements of interim or annual periods that end after June 15, 2003. The Company has completed its initial evaluation and does not believe that adoption of FIN 46 will have a significant impact on the Company’s financial statements and thus no transitional disclosures have been included herein. The Company continues its evaluation to determine whether the reporting requirements of FIN 46 will impact the Company’s fiscal year 2003 financial statements.

     EITF Consensus Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables” was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements will be effective for revenue arrangements entered into in fiscal periods beginning after June

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

15, 2003. Application of EITF 00-21 is not expected to have a significant impact to the Company’s financial statements.

          In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, the Company does not have any derivative instruments and does not anticipate entering into any derivative contracts. Accordingly, SFAS 149 is not expected to have a significant impact to the Company’s financial statements.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have a significant impact to the Company’s financial statements.

Reclassifications

          Certain reclassifications have been made to the 2002 financial statements and notes to conform to the 2003 presentation with no effect on consolidated net income, equity or cash flows as previously reported.

NOTE 2. ACQUISITION

          On August 22, 2002, the Company acquired all of the outstanding common shares of the EG&G businesses, leading providers of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies. In connection with the EG&G acquisition, the Company issued to the stockholders of the EG&G businesses 100,000 shares of Series D Preferred Stock. At a special meeting held on January 28, 2003, the Company’s stockholders approved the conversion of all outstanding shares of the Series D Preferred Stock into 2,106,674 shares of voting common stock. The conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of the Company’s employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased general and administrative expenses by approximately $2.5 million for the six months ended April 30, 2003.

Purchased Intangible Assets

          Of the total purchase price paid for the EG&G acquisition, approximately $15.5 million has been allocated to purchased intangible assets, which include acquired backlog, software and favorable leases. Based on an independent valuation, $10.6 million, which is being amortized on a straight line basis over the individual related contract terms, was allocated to the value of the backlog and $3.9 million, which is being amortized on a straight line basis over a useful life of three years, was allocated to software. The remaining $1.0 million was allocated to favorable leases based on management’s review of lease arrangements that was completed during January 2003. The amount allocated to leases is being amortized over the individual related lease terms.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Pro Forma Results

          The operating results of EG&G businesses have been included in the accompanying consolidated financial statements from the date of acquisition forward. Accordingly, the EG&G businesses’ results of operations for the three- and six-month period ended April 30, 2002 were not included in the Company’s consolidated statements of operations.

          The following unaudited pro forma financial information presents the combined results of operations of the Company and the EG&G businesses as if the EG&G acquisition had occurred at November 1, 2001. An adjustment of $0.9 million, net of tax, has been made to the combined results of operations, reflecting amortization of purchased intangibles, as if the EG&G acquisition had occurred at November 1, 2001. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the EG&G acquisition been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

	Three Months Ended	Six Months Ended
	April 30, 2002	April 30, 2002

	(In thousands, except per share data)
Revenues	$779,511	$1,564,205
Operating income	$49,184	$89,042
Net income available for common stockholders	$14,824	$19,880
Net Income per common share:
Basic	$.58	$.78
Diluted	$.52	$.75

Finalization of Purchase Price

          Certain information necessary to complete the purchase accounting is not yet available, including the completion of actuarial reports associated with the Company’s decision to freeze or terminate an existing EG&G businesses’ defined benefit pension plan. Purchase accounting will be finalized upon receipt of actuarial studies, which are expected to be completed by the end of fiscal year 2003.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 3. PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

	April 30,	October 31,
	2003	2002

	(In thousands)
Equipment	$141,707	$135,609
Furniture and fixtures	27,915	26,875
Leasehold improvements	27,514	26,221
Construction in progress	793	222
Building	221	295

	198,150	189,222
Less: accumulated depreciation and amortization	(99,652)	(85,676)

	98,498	103,546

Capital leases	91,282	82,269
Less: accumulated amortization	(35,203)	(29,291)

	56,079	52,978

Property and equipment at cost, net	$154,577	$156,524

          As of April 30, 2003 and October 31, 2002, the Company capitalized development costs of internal-use software of $56.8 million and $50.1 million, respectively. The Company is amortizing the capitalized software costs using the straight-line method over an estimated useful life of ten years.

          Property and equipment is depreciated by using the following estimated useful life.

Estimated Useful Life

Equipment	4 – 10 years
Capital leases	4 – 10 years
Furniture and fixtures	10 years
Leasehold improvements	9 months – 20 years
Building	45 years

          Depreciation and amortization expense of property and equipment for the periods ended April 30, 2003 and 2002 was $19.3 million and $15.3 million, respectively.

NOTE 4. CURRENT AND LONG-TERM DEBT

Debt Covenants

          Effective January 30, 2003, the Company amended its senior secured credit facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated EBITDA, as defined by the senior secured credit facility loan agreement, to 4.50:1 for the first three quarters of fiscal year 2003, 4.25:1 for the fourth quarter of fiscal year 2003 and 4.00:1 for the first quarter of fiscal year 2004. As a result of the amendment, the applicable interest rates for all borrowings initially increased by 0.25% through the second quarter of fiscal year 2004, but revert to the original interest rates if the Company achieves a leverage ratio of 3.90:1 or less for fiscal year 2003 or 3.75:1 or less for the first quarter of fiscal year 2004. The amendment also provides that interest rates for all borrowings will increase an additional 0.25% if the Company’s leverage ratio was greater than 3.70:1 and either Standard & Poor’s or Moody’s were to lower the Company’s senior implied credit rating to below BB- or Ba3, respectively. As of April 30, 2003, the Company was in compliance with both the original and amended leverage ratio financial covenants.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

          In addition to the leverage ratio covenant discussed above, the senior secured credit facility requires the Company to maintain a minimum current ratio of 1.5:1 and a minimum fixed charge coverage ratio, which varies over the term of the facility from 1.05:1 to 1.20:1. Neither of these two financial covenants were modified by the amendment. The senior secured credit facility also contains customary affirmative and negative covenants including, without limitation, the following material covenants: restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, repayments of junior indebtedness, transactions with stockholders and affiliates, liens, capital expenditures, capital leases, further agreements restricting the creation of liens (also called a “negative pledge”), sale-leaseback transactions, indebtedness, contingent obligations, investments and joint ventures. As of April 30, 2003, the Company was in compliance with all other covenants of the senior secured credit facility, the 11½% senior notes due 2009 (the “11½% notes”) and the 12¼% senior subordinated notes due 2009 (the “12¼% notes”).

          The indentures governing the 11½% notes and the 12¼% notes contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or make distributions to the Company’s stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur liens on its subsidiaries assets, enter into transactions with the Company’s stockholders and affiliates, sell assets and merge or consolidate with other companies. The indentures governing the 11½% and the 12¼% notes also contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

Revolving Line of Credit

          The Company’s average daily revolving line of credit balances for the three-month periods ended April 30, 2003 and 2002 were $29.3 million and $9.8 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended April 30, 2003 and 2002 were $63.1 million and $31.8 million, respectively. The Company’s average daily revolving line of credit balances for the six-month periods ended April 30, 2003 and 2002 were $37.5 million and $6.1 million, respectively. The maximum amounts outstanding at any one point in time during the six-month periods ended April 30, 2003 and 2002 were $70.0 million and $31.8 million, respectively.

          The revolving line of credit is used to fund the Company’s daily operating cash needs. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. The Company’s regular daily cash needs follow a predictable pattern that typically follows its payroll cycles, which drives, if necessary, its borrowing requirements.

NOTE 5. COMMITMENTS AND CONTINGENCIES

          Currently, the Company has limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance. These policies include self-insured claim retention amounts of $4.0 million, $5.0 million and $5.0 million, respectively. With respect to various claims against the Dames & Moore Group (which the Company acquired in June 1999) that arose from professional errors and omissions prior to the acquisition, the Company has maintained a self-insured retention of $5.0 million per claim. Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if the Company does not continue to maintain these excess policies, the Company will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. The Company intends to maintain these policies; however, the Company may be unable to maintain existing coverage levels. In addition, claims may exceed the available amount of insurance. The Company believes that any settlement of existing claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has maintained insurance without lapse for many years with limits in excess of losses sustained.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

          At April 30, 2003, the Company had guaranteed debt obligations of an unconsolidated affiliate (EC III, LLC, a 50%-owned joint venture). The term of the guarantee is equal to the remaining term of the underlying debt, which is two years. The maximum potential amount of future payments, which the Company could be required to make under this guarantee at April 30, 2003, is $6.5 million. The Company also maintains a variety of commercial commitments that are generally made to provide support for provisions of its contracts. In addition, letters of credit are provided to clients and others in the ordinary course of business against advance payments and to support other business arrangements. The Company is required to reimburse the issuers of letters of credit for any payments they make under the letters of credit.

          On January 18, 2002, the Attorney General of the State of Michigan filed a civil action against Radian International, L.L.C. (“Radian”), one of the Company’s subsidiaries, under the title Jennifer M. Granholm, Attorney General of the State of Michigan, and the Michigan Department of Environmental Quality v. Radian, L.L.C., (Ingham County Michigan Circuit Court). The complaint alleges violations by Radian of the Michigan Hazardous Waste Management Act and the Michigan Air Pollution Control Act and related regulations. The claimed violations arose out of an environmental remediation project undertaken by Radian in 1997 and 1998 (prior to the Company’s acquisition of Radian as part of the Dames & Moore acquisition in 1999) at the Midland, Michigan facility of Dow Chemical Co., during which minor amounts of pollutants may have been released into the air in the course of performing maintenance of a hazardous waste incinerator. The complaint seeks payment of civil penalties, costs, attorney’s fees and other relief against Radian. The Company has agreed in principal to settle the civil action for $0.6 million and the parties are currently negotiating final settlement terms.

          Various other legal proceedings are pending against the Company and certain of its subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services, the outcome of which can not be predicted with certainty. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed the Company’s insurance coverage. Based on the Company’s previous experience with claims settlement and the nature of the pending legal proceedings, however, the Company does not believe that any of the legal proceedings are likely to result in a settlement or judgment against the Company or its subsidiaries that would materially exceed its insurance coverage and have a material adverse effect on its consolidated financial position, results of operations or cash flows.

NOTE 6. SEGMENT AND RELATED INFORMATION

          Management has organized the Company by geographic divisions, consisting of the Parent, Domestic and International divisions. The Parent division is the legal entity comprised of the URS Corporation alone (the “Parent Company”). The Domestic division is comprised of all offices located in United States of America. The International division is comprised of all offices in the United Kingdom, Western Europe and the Middle East, the Asia/Pacific region (including Australia, New Zealand, Singapore and Indonesia) and the Americas excluding the U.S. (including Canada, Mexico, and Central and South America).

          The Company provides services throughout the world. While services sold to companies in other countries may be performed and recognized within offices located in the U.S., generally, revenues are classified within the geographic area where the services are performed.

          All of the Company’s operations share similar economic characteristics and all of the Company’s business units are managed according to a consistent set of principal metrics and benchmarks determined by management within the Parent division. For example, management plans and controls the rates at which it bills professional and technical staff. Management also sets billable goals for all the Company’s professional and technical staff, and aggregates all the indirect costs, including indirect labor expenses, labor fringe expenses, facilities costs, insurance and other miscellaneous expenses.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

          All of the Company’s operations provide planning, design, program and construction management and operations and maintenance services. These services are provided to federal governmental agencies by virtually all of the Company’s business units. Approximately two-thirds of the Company’s operating units provide these services to local and state governmental agencies and to private sector clients. The Company’s services are provided to its clients through a network of local offices, client facilities and specific job sites.

          Services are provided in a similar manner. For example, the use of technology throughout the Company’s operating units is fairly consistent, as the Company employs computer-aided design (CAD) and project management systems for both general use and web-based job-specific applications.

          Based on the above similarities, the Company has concluded that its U.S. operations should be aggregated as one reportable segment and its international operations should be aggregated into another segment. Accounting policies for each of the reportable segments are the same as those of the Company.

          The following table shows summarized financial information (in thousands) on the Company’s reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries.

	/-------------------Segments-------------------/

As of April 30, 2003:	Parent	Domestic	International	Eliminations	Total

Net accounts receivable	$—	$799,415	$89,514	$—	$888,929
Total assets	$1,689,461	$1,000,441	$110,357	$(614,036)	$2,186,223

	/-------------------Segments-------------------/

As of October 31, 2002:	Parent	Domestic	International	Eliminations	Total

Net accounts receivable	$—	$854,784	$85,432	$—	$940,216
Total assets	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

	/-------------------Segments-------------------/
For the Three Months Ended
April 30 , 2003:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$754,073	$58,779	$(297)	$812,555
Operating income (loss)	$(8,666)	$53,184	$2,727	$—	$47,245

	/-------------------Segments-------------------/
For the Three Months Ended
April 30, 2002:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$512,965	$53,661	$(2,216)	$564,410
Operating income (loss)	$(6,885)	$44,371	$2,458	$—	$39,944

	/-------------------Segments-------------------/
For the Six Months Ended
April 30, 2003:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$1,455,901	$115,781	$(1,094)	$1,570,588
Operating income (loss)	$(18,848)	$91,553	$5,730	$—	$78,435

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	/-------------------Segments-------------------/
For the Six Months Ended
April 30, 2002:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$1,008,005	$103,696	$(4,293)	$1,107,408
Operating income (loss)	$(12,869)	$85,465	$2,684	$—	$75,280

          Operating income (loss) is defined as income (loss) before income taxes and net interest expense.

NOTE 7. GUARANTOR INFORMATION

          In June 1999, the Company issued $200 million in aggregate principal amount of its 12¼% notes in connection with the Dames & Moore acquisition, and, in August 2003, the Company issued $200 million in aggregate principal amount due at maturity of its 11½% notes in connection with the EG&G acquisition. At that time, the Company also replaced its existing senior collateralized credit facility with a new $675 million senior secured credit facility.

          Substantially all of the Company’s domestic subsidiaries have guaranteed the obligations under the Company’s senior secured credit facility, and under the 11½% notes due 2009 and the 12¼% notes due 2009 (collectively, the “Notes”). Each of the subsidiary guarantors has fully and unconditionally guaranteed the Company’s obligations on a joint and several basis.

          Substantially all of the Company’s income and cash flows is generated by its subsidiaries. The Company has no operating assets or operations other than investments in its subsidiaries. As a result, funds necessary to meet the Company’s debt service obligations are provided in large part by distributions or advances from its subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit the Company’s ability to obtain cash from its subsidiaries for the purposes of meeting its debt service obligations, including the payment of principal and interest on the Notes and the senior secured credit facility. In addition, although the terms of the Notes and the senior secured credit facility limit the Company’s and the subsidiary guarantors’ ability to place contractual restrictions on the flows of funds to the Company, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings, at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, make loans or other distributions to the Company.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

•	enter into sale-leaseback transactions; and

•	enter into transactions with the Company’s shareholders and affiliates.

          The senior secured credit facility also restricts the Company and its subsidiaries from entering into negative pledge agreements and imposes restrictions on their ability to make capital expenditures.

          In addition, if a change of control occurs, each holder of the Notes will have the right to require the Company to repurchase all or part of the holder’s Notes at a price equal to 101% of the principal amount of the Notes, plus any accrued interest to the date of repurchase.

          The following information sets forth the condensed consolidating balance sheets of the Company as of April 30, 2003 and October 31, 2002, the condensed consolidating statements of operations for the three and six months ended April 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the six months ended April 30, 2003 and 2002. The EG&G acquisition was accounted for under the purchase accounting method. The EG&G businesses, as “subsidiary guarantors,” have been included in the statements of financial position as of April 30, 2003 and October 31, 2002, as well as in the statements of operations and cash flows for the three and six months ended April 30, 2003. Entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of April 30, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,608	$12,411	$5,176	$—	$20,195
Accounts receivable, net	—	799,415	89,514	—	888,929
Other current assets	29,569	11,839	1,600	—	43,008

Total current assets	32,177	823,665	96,290	—	952,132
Property and equipment at cost, net	1,624	139,578	13,375	—	154,577
Goodwill, net	1,000,680	—	—	—	1,000,680
Purchased intangible assets, net	13,099	—	—	—	13,099
Investment in subsidiaries	614,036	—	—	(614,036)	—
Other assets	27,845	37,198	692	—	65,735

	$1,689,461	$1,000,441	$110,357	$(614,036)	$2,186,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,615	$15,239	$1,388	$—	$35,242
Accounts payable	5,671	160,177	10,831	—	176,679
Accrued expenses and other	65,156	132,305	17,226	—	214,687
Billings in excess of costs and accrued earnings on contracts in process	—	84,665	9,231	—	93,896

Total current liabilities	89,442	392,386	38,676		520,504
Long-term debt	837,114	33,614	692	—	871,420
Other	50,748	31,142	252	—	82,142

Total liabilities	977,304	457,142	39,620	—	1,474,066

Total stockholders’ equity	712,157	543,299	70,737	(614,036)	712,157

	$1,689,461	$1,000,441	$110,357	$(614,036)	$2,186,223

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of October 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(4,000)	$11,240	$2,732	$—	$9,972
Accounts receivable, net	—	854,784	85,432	—	940,216
Other current assets	21,516	14,942	1,685	—	38,143

Total current assets	17,516	880,966	89,849	—	988,331
Property and equipment at cost, net	1,802	142,109	12,613	—	156,524
Goodwill, net	1,001,629	—	—	—	1,001,629
Purchased intangible assets, net	14,500	—	—	—	14,500
Investment in subsidiaries	640,687	—	—	(640,687)	—
Other assets	21,805	45,374	929	—	68,108

	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,200	$14,016	$82	$—	$30,298
Accounts payable	(783)	189,923	15,249	—	204,389
Accrued expenses and other	62,387	141,484	12,961	—	216,832
Billings in excess of costs and accrued earnings on contracts in process	—	83,004	9,231	—	92,235

Total current liabilities	77,804	428,427	37,523	—	543,754
Long-term debt	889,105	33,780	978	—	923,863
Other	50,445	30,292	153	—	80,890

Total liabilities	$1,017,354	$492,499	$38,654	—	$1,548,507

Mandatorily redeemable Series D senior convertible participating preferred stock	46,733	—	—	—	46,733
Total stockholders’ equity	633,852	575,950	64,737	(640,687)	633,852

	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended April 30, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$754,073	$58,779	$(297)	$812,555
Direct operating expenses	—	482,934	29,929	(297)	512,566

Gross profit	—	271,139	28,850	—	299,989

Indirect expenses:
Indirect, general and administrative	8,666	217,955	26,123	—	252,744
Interest expense, net	20,661	411	229	—	21,301

	29,327	218,366	26,352	—	274,045

Income (loss) before taxes	(29,327)	52,773	2,498	—	25,944
Income tax expense	8,374	127	1,879	—	10,380

Income (loss) before equity in net earnings of subsidiaries	(37,701)	52,646	619	—	15,564
Equity in net earnings of subsidiaries	53,265	—	—	(53,265)	—

Net income	15,564	52,646	619	(53,265)	15,564
Other comprehensive income:
Foreign currency translation adjustment	—	—	581	—	581

Comprehensive income	$15,564	$52,646	$1,200	$(53,265)	$16,145

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended April 30, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$512,965	$53,661	$(2,216)	$564,410
Direct operating expenses	—	307,195	27,713	(2,216)	332,692

Gross profit	—	205,770	25,948	—	231,718

Indirect expenses:
Indirect, general and administrative	6,885	161,399	23,490	—	191,774
Interest expense, net	11,823	380	119	—	12,322

	18,708	161,779	23,609	—	204,096

Income (loss) before taxes	(18,708)	43,991	2,339	—	27,622
Income tax expense	9,954	110	646	—	10,710

Income (loss) before equity in net earnings of subsidiaries	(28,662)	43,881	1,693	—	16,912
Equity in net earnings of subsidiaries	45,574	—	—	(45,574)	—

Net income	16,912	43,881	1,693	(45,574)	16,912
Preferred stock dividend	2,466	—	—	—	2,466

Net income available for common stockholders	14,446	43,881	1,693	(45,574)	14,446
Other comprehensive income:
Foreign currency translation adjustment	—	—	549	—	549

Comprehensive income	$14,446	$43,881	$2,242	$(45,574)	$14,995

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Six Months Ended April 30, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$1,455,901	$115,781	$(1,094)	$1,570,588
Direct operating expenses	—	936,811	60,446	(1,094)	996,163

Gross profit	—	519,090	55,335	—	574,425

Indirect expenses:
Indirect, general and administrative	18,848	427,537	49,605	—	495,990
Interest expense, net	41,282	883	416	—	42,581

	60,130	428,420	50,021	—	538,571

Income (loss) before taxes	(60,130)	90,670	5,314	—	35,854
Income tax expense	11,908	133	2,299	—	14,340

Income (loss) before equity in net earnings of subsidiaries	(72,038)	90,537	3,015	—	21,514
Equity in net earnings of subsidiaries	93,552	—	—	(93,552)	—

Net income	21,514	90,537	3,015	(93,552)	21,514
Other comprehensive loss:
Foreign currency translation adjustment	—	—	2,906	—	2,906

Comprehensive income	$21,514	$90,537	$5,921	$(93,552)	$24,420

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Six Months Ended April 30, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$1,008,005	$103,696	$(4,293)	$1,107,408
Direct operating expenses	—	613,861	53,940	(4,293)	663,508

Gross profit	—	394,144	49,756	—	443,900

Indirect expenses:
Indirect, general and administrative	12,869	308,679	47,072	—	368,620
Interest expense, net	23,911	789	238	—	24,938

	36,780	309,468	47,310	—	393,558

Income (loss) before taxes	(36,780)	84,676	2,446	—	50,342
Income tax expense	19,063	166	911	—	20,140

Income (loss) before equity in net earnings of subsidiaries	(55,843)	84,510	1,535	—	30,202
Equity in net earnings of subsidiaries	86,045	—	—	(86,045)	—

Net income	30,202	84,510	1,535	(86,045)	30,202
Preferred stock dividend	4,884	—	—	—	4,884

Net income available for common stockholders	25,318	84,510	1,535	(86,045)	25,318
Other comprehensive loss:
Foreign currency translation adjustment	—	—	(2,429)	—	(2,429)

Comprehensive income(loss)	$25,318	$84,510	$(894)	$(86,045)	$22,889

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended April 30, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$21,514	$90,537	$3,015	$(93,552)	$21,514

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,591	17,455	1,604	—	21,650
Amortization of financing fees	3,638	—	—	—	3,638
Receivable allowances	—	2,036	(991)	—	1,045
Deferred income taxes	(2,000)	—	—	—	(2,000)
Stock compensation	3,401	—	—	—	3,401
Equity in net earnings of subsidiaries	(93,552)	—	—	93,552	—
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	53,333	(3,091)	—	50,242
Prepaid expenses and other assets	(1,768)	(82)	85	—	(1,765)
Accounts payable, accrued salaries and wages and accrued expenses	132,412	(162,116)	2,711	(3,031)	(30,024)
Billings in excess of costs and accrued earnings on contracts in process	—	1,661	—	—	1,661
Deferred compensation and other, net	(12,913)	12,218	336	3,031	2,672

Total adjustments	31,809	(75,495)	654	93,552	50,520

Net cash provided by operating activities	53,323	15,042	3,669	—	72,034

Cash flows from investing activities:
Capital expenditures	(61)	(6,376)	(2,310)	—	(8,747)

Net cash used by investing activities	(61)	(6,376)	(2,310)	—	(8,747)

Cash flows from financing activities:
Net principal borrowings (payments) on long-term debt, bank borrowings and capital lease obligations	(50,334)	(7,495)	1,085	—	(56,744)
Proceeds from sale of common shares and exercise of stock options	3,680	—	—	—	3,680

Net cash provided (used) by financing activities	(46,654)	(7,495)	1,085	—	(53,064)

Net increase in cash	6,608	1,171	2,444	—	10,223
Cash and cash equivalents at beginning of year	(4,000)	11,240	2,732	—	9,972

Cash and cash equivalents at end of year	$2,608	$12,411	$5,176	$—	$20,195

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended April 30, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$30,202	$84,510	$1,535	$(86,045)	$30,202

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	13,632	1,397	—	15,252
Amortization of financing fees	1,859	—	—	—	1,859
Receivable allowances	—	13	1,506	—	1,519
Deferred income taxes	7,814	—	—	—	7,814
Stock compensation	1,206	—	—	—	1,206
Equity in net earnings of subsidiaries	(86,045)	—	—	86,045	—
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	47,114	30	—	47,144
Prepaid expenses and other assets	(1,569)	1,769	(1,367)	—	(1,167)
Accounts payable, accrued salaries and wages and accrued expenses	59,493	(114,912)	2,312	2,429	(50,678)
Billings in excess of costs and accrued earnings on contracts in process	—	(8,301)	(651)	—	(8,952)
Deferred compensation and other, net	1,678	8,545	(160)	(2,429)	7,634

Total adjustments	(15,341)	(52,140)	3,067	86,045	21,631

Net cash provided by operating activities	14,861	32,370	4,602	—	51,833

Cash flows from investing activities:
Capital expenditures	(1,214)	(32,241)	(1,401)	—	(34,856)

Net cash used by investing activities	(1,214)	(32,241)	(1,401)	—	(34,856)

Cash flows from financing activities:
Net principal payments on long-term debt, bank borrowings and capital lease obligations	(18,043)	(6,914)	(2,340)	—	(27,297)
Proceeds from sale of common shares and exercise of stock options	11,999	—	—	—	11,999

Net cash used by financing activities	(6,044)	(6,914)	(2,340)	—	(15,298)

Net increase (decrease) in cash	7,603	(6,785)	861	—	1,679
Cash and cash equivalents at beginning of year	1,699	9,371	12,328	—	23,398

Cash and cash equivalents at end of year	$9,302	$2,586	$13,189	$—	$25,077

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our fiscal year ends on October 31. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the footnotes for the six months ended April 30, 2003 included elsewhere in this report as well as the MD&A and the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which was previously filed with the Securities and Exchange Commission.

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

          On August 22, 2002, we acquired the EG&G businesses, providers of operations and maintenance services to various federal agencies, including NASA and the Departments of Justice, Energy and Transportation and Defense Services offered by the EG&G businesses include the management of complex government installations and ranges, including oversight of all construction, testing and operation of base systems and processes, operation and maintenance of chemical agent disposal systems, management of base logistics and transportation and support of high security environments. For more information on the EG&G acquisition, please refer to Note 2, “Acquisition” to our Consolidated Financial Statements and Supplementary Data included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

          During the past 18 months, our revenues and profit margins were impacted by negative economic trends in our state and local government market and our private sector market. We experienced a decrease in demand for our services provided to state and local government clients. Total revenues from our state and local government clients were approximately $170 million in the second quarter of fiscal year 2003, which was down 7% the second quarter of fiscal year 2002. We believe this decrease in demand was the result of state and local governments deferring and, in some instances, canceling projects because of their significant budget deficits and a related sharp decline in state and local tax revenues, that are used to fund these kinds of projects. Revenues from our domestic private sector clients were approximately $230 million for the second quarter of fiscal year 2003, which was approximately the same as the second quarter of fiscal year 2002. With respect to our private sector clients, we experienced increased pricing pressure due to reductions in capital spending and cost-cutting measures by our private sector clients, and our competitors’ aggressive pricing strategies, resulting in decreased margins during the first two quarters of the fiscal year 2003 compared to the first two quarters of fiscal year 2002. In contrast, our federal government market remained strong due in part to the expenditure of federal funds on projects for which we are strategically well positioned, such as quality of life improvements for military personnel, security-related projects and the growing market for operations and maintenance services. Revenues from our federal government clients were approximately $353 million in the second quarter of fiscal year 2003, of which $233 million was generated by the EG&G businesses. Excluding the EG&G businesses, revenues from our federal government clients increased by $20 million from the second quarter of fiscal year 2002. Revenues from our international sector clients were $59 million in the second quarter of fiscal year 2003, which increased 10% from the second quarter of fiscal year 2002. The increase in revenues from our international sector clients was mainly due to the effect of foreign currency fluctuations.

          We expect our state and local government revenues for the remainder of fiscal year 2003 to decline by approximately 15% to 20% from our fiscal year 2002 levels. The extent of this decline will, however, be difficult to accurately determine until state and local governments across the country finalize their 2004 budgets later in the year. We expect our private sector revenues for the remainder of fiscal year 2003 to decline by approximately 5% from our fiscal 2002 levels due to the same trends that have affected this market over the past 18 months. The slow down in capital spending is particularly affecting our chemical and manufacturing industries markets. In addition, we do not expect the private sector pricing pressures that we are currently experiencing to abate in 2003. We expect our federal government revenues for the remainder of fiscal year 2003 to increase by approximately 10% from our fiscal year 2002 revenues. Our estimate is based on growth trends in defense and homeland security spending and outsourcing, as well as our expectation of increased military equipment maintenance and modification work resulting from increased federal military activity.

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

          Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended October 31, 2002.

Revenue Recognition

          We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. At April 30, 2003, we had several thousand active contracts, none of which represented more than 5% of our total revenues for the quarter. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

          We account for most of our contracts on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. The use of the percentage-of-completion method for revenue recognition requires that we estimate the progress towards completion to determine the amount of revenue and profit to recognize. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

          Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are based on various judgments we make with respect to those factors and are difficult to accurately determine until the project is significantly underway.

          We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

          Cost-Plus Contracts. We have three major types of cost-plus contracts:

•	Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represent the total contract value. We recognize revenue based on the actual labor costs, based on hours of labor effort, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services as revenue is recognized or according to agreed-upon billing schedules. If the actual labor hours and other costs we expend are lower than the total number of labor hours and other costs we have estimated, our revenues related to cost recoveries from the project will be lower than originally estimated. If the actual labor hours and other costs we expend exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see also Change Orders and Claims.).

•	Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs to arrive at a total dollar estimate for the project. We recognize revenue based on the actual total number of labor hours and other costs we expend at the cost plus fixed rate we negotiated. If the actual total number of labor hours and other costs we expend is lower than the total number of labor hours and other costs we have estimated, our revenues from that project will be lower than originally estimated. If the actual labor hours and other costs we expend exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see also Change Orders and Claims.).

•	Cost-Plus Award Fee. Certain cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. We recognize revenues on such contracts to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. We take the award fee or penalty on contracts into consideration when estimating sales and profit rates, and we record revenues related to the award fees when there is sufficient information to assess anticipated contract performance.

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

          Fixed-Price Contracts. We enter into two major types of fixed-price contracts:

•	Firm Fixed-Price (“FFP”). Our FFP contracts have historically accounted for most of our fixed-price contracts. Under FFP contracts, our clients agree to pay us an agreed sum negotiated in advance for a specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method described above. We do not adjust our revenues downward if we incur costs below our original estimated costs. Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the contracted amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project. If our actual costs exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see also Change Orders and Claims.).

•	Fixed-Price Per Unit (“FPPU”). Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete. We are generally guaranteed a minimum number of service or production transactions at a fixed price, but our actual profit margins on any FPPU contract depend on the number of service transactions we ultimately complete. We recognize revenues under FPPU contracts as we complete and bill the related service transactions to our clients. If our costs per service transaction turn out to exceed our estimates, our profit margins will decrease and we may realize a loss on the project. If our actual costs exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see also Change Orders and Claims.).

          Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with negotiated billing rates. We recognize revenues under these contracts based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. The majority of our time-and-material contracts are subject to maximum contract values, and accordingly, revenues under these contracts are recognized under the percentage-of-completion method.

          Change Orders and Claims. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either we or our customer may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Claims are amounts in excess of agreed contract price that we seek to collect from our customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.

          Change orders and claims occur when changes are experienced once contract performance is underway. Change orders are sometimes documented and terms of such change orders agreed with the client before the work is performed. Sometimes circumstances require that work progresses without client agreement before the work is performed. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized when incurred before client agreement is obtained or claims resolution occurs and subsequent income is recognized when signed agreements are negotiated.

Goodwill

          Goodwill is no longer amortized, but is subject to annual impairment tests under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets,. We adopted SFAS 142 on November 1, 2001 and ceased to amortize goodwill on that date.

          We have completed our reviews of the recoverability of goodwill as of October 31, 2002, which indicated that no impairment of goodwill had been experienced. The adoption of SFAS 142 removed certain differences between book and tax income.

          We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company considering the average closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units based on discounted cash flows. We then compare the resulting fair values by reporting units to their respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

          Due to the decrease in our average closing stock price, we evaluated goodwill for impairment for the first quarter of fiscal year 2003. In evaluating whether there is an impairment of goodwill, we took into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. We concluded that there was no impairment of goodwill at January 31, 2003. We do not believe any events have occurred that would trigger a possible impairment of goodwill during the second quarter of fiscal year 2003.

Allowance for Uncollectible Accounts Receivable

          We reduce our accounts receivable and accrued earnings in excess of billings on contracts in process by an allowance for amounts that may become uncollectible in the future. We determine estimated allowance for uncollectible amounts based on management’s evaluation of the financial condition of our clients. Management regularly evaluates the adequacy of the allowance for uncollectible amounts by taking into consideration factors such as:

•	the type of client — governmental agencies or private sector client;

•	trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and

•	current economic conditions that may affect a client’s ability to pay.

Adoption of Statements of Financial Accounting Standards

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)” in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity’s commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. As permitted, we adopted SFAS 146 early on November 1, 2002 and adoption of SFAS 146 did not significantly impact our financial statements.

          In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and

Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Under the provisions of FIN 45, accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. We have completed an initial evaluation of our guarantees for disclosures required by FIN 45 and will continue to evaluate whether our contracts will be subject to the provisions of FIN 45, which may impact future disclosures of our fiscal year 2003 financial statements. See Note 5, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements.

          In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002. SFAS 148 also requires disclosure of pro-forma results on a quarterly basis as if we had applied the fair value recognition provisions of SFAS 123. We do not expect to adopt the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is not expected to impact our financial results. See Note 1, “Accounting Polices,” Stock-Based Compensation, of Notes to Consolidated Financial Statements.

          In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the requirements of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and provides guidance to improve financial reporting for enterprises involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss or return from the variable interest entity’s activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For the variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for financial statements of interim or annual periods that end after June 15, 2003. We have completed our initial evaluation and do not believe that adoption of FIN 46 will have a significant impact on our financial statements and thus no transitional disclosures have been included herein. We continue our evaluation to determine whether the reporting requirements of FIN 46 will impact our fiscal year 2003 financial statements.

          EITF Consensus Issue No. 00-21 (the “Issue 00-21”), “Revenue Arrangements with Multiple Deliverables” was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Application of EITF 00-21 is not expected to have a significant impact to our financial statements.

          In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and does not anticipate entering into any derivative contracts. Accordingly, SFAS 149 is not expected to have a significant impact to our financial statements.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have a significant impact to our financial statements.

RESULTS OF OPERATIONS

Second quarter ended April 30, 2003 vs. April 30, 2002

     Consolidated

          Our revenues were $812.6 million for the quarter ended April 30, 2003, an increase of $248.1 million, or 44.0%, over the amount we reported for the same period last year. The increase in revenues was primarily due to the EG&G acquisition, which provided an additional $233.5 million in revenues. The remaining increase in revenues was due to the effect of foreign currency fluctuations, and to increased demand for our services in the federal sector. This increase was offset by a decrease in revenues from our private, state and local government sector resulting from their significant reductions in current spending, as discussed in the “Overview” section above.

          Direct operating expenses for the quarter ended April 30, 2003, which consist of direct labor, subcontractor costs and other direct expenses, increased by $179.9 million, or 54.1% over the amount we reported for the same period last year, primarily as a result of the EG&G acquisition, which increased direct operating expenses by $165.7 million. The remaining increase was due to an increase in the use of subcontractors and an increase in direct labor, as well as the effect of foreign currency fluctuations.

          Our gross profit was $300.0 million for the quarter ended April 30, 2003, an increase of $68.3 million, or 29.5%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the EG&G acquisition, which provided an additional $67.7 million in gross profit.

          IG&A expenses for the quarter ended April 30, 2003 increased by $61.0 million, or 31.8%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $54.7 million of expenses attributable to the EG&G businesses. The remaining $6.3 million of the total increase in IG&A expenses was due to increases in benefits and legal expenses and an increase in depreciation and amortization expense as a result of the implementation of our new company-wide accounting and project management information system (the “Enterprise Resource Program” or “ERP”), offset by a decrease in indirect labor and travel expenses. Net interest expense for the quarter ended April 30, 2003 increased by $9.0 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

          Our earnings before income taxes were $25.9 million for the quarter ended April 30, 2003, compared to $27.6 million for the same period last year. Our effective income tax rates for the quarters ended April 30, 2003 and 2002 were approximately 40.0% and 38.8%, respectively.

          We reported net income available for common stockholders of $15.6 million, or $0.48 per share on a diluted basis, for the quarter ended April 30, 2003, compared with $14.4 million, or $0.64 per share on a diluted basis, for the same period last year.

          Our backlog of signed contracts was $2,652.5 million at April 30, 2003, as compared with $2,565.0 million at October 31, 2002.

Domestic Segment Including Parent Company

          Revenues for the domestic segment were $754.1 million for the quarter ended April 30, 2003, an increase of $241.1 million, or 47.0%, over the amount we reported for the same period last year. The increase in revenues was primarily due to the EG&G acquisition, which provided an additional $233.5 million in revenues. The remaining increase was due to increased demand for our services in the federal sector. This increase was offset by a decrease in revenues from our private, state and local government sector resulting from their significant reductions in current spending, as discussed in the “Overview” section above.

          Domestic direct operating expenses for the quarter ended April 30, 2003 increased $175.7 million, or 57.2% over the amount we reported for the same period last year, primarily as a result of the EG&G acquisition, which increased direct operating expenses by $165.7 million. The remaining increase was due to an increase in the use of subcontractors and an increase in direct labor as a result of the increase in revenues.

          Domestic gross profit was $271.1 million for the quarter ended April 30, 2003, an increase of $65.4 million, or 31.8%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the EG&G acquisition, which provided an additional $67.7 million in gross profit. This increase was offset by a decrease in revenues from the state and local government sector as a result of their significant reductions in current spending and a decrease in gross profit margins in the private sector, as discussed in the “Overview” section above.

          IG&A expenses for the quarter ended April 30, 2003 increased $58.3 million, or 34.7%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $54.7 million of expenses attributable to the EG&G businesses. The remaining $3.6 million increase in IG&A expenses was due to increases in benefits, legal, consulting fees and temporary labor expenses and an increase in depreciation and amortization expense as a result of the implementation of our new ERP, offset by a decrease in indirect labor and travel expenses. Net interest expense for the quarter ended April 30, 2003 increased by $8.9 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

     International Segment

          Revenues for the international segment were $58.8 million for the quarter ended April 30, 2003, an increase of $5.1 million, or 9.5%, over the amount we reported for the same period last year. The increase was mainly due to the effect of foreign currency exchange fluctuations.

          Foreign direct operating expenses for the quarter ended April 30, 2003 increased $2.2 million, or 8.0%, over the amount we reported for the same period last year, primarily due to the effect of foreign currency exchange fluctuations. Our international gross profit was $28.9 million for the quarter ended April 30, 2003, an increase of $2.9 million, or 11.2%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the decrease in the use of subcontractors and the effect of foreign currency exchange fluctuations. IG&A expenses for the quarter ended April 30, 2003 increased $2.6 million, or 11.2%, over the amount we reported for the same period last year. The increase in IG&A expenses was mainly due to increases in indirect labor and benefits expenses and the effect of foreign currency fluctuations.

Six months ended April 30, 2003 vs. April 30, 2002

     Consolidated

          Our revenues were $1,570.6 million for the six months ended April 30, 2003, an increase of $463.2 million, or 41.8%, over the amount we reported for the same period last year. The increase in revenues was primarily due to the EG&G acquisition, which provided an additional $455.4 million in revenues. The remaining increase in revenues was due to the effect of foreign currency fluctuations, and to increased demand for our services in the federal sector. This increase was offset by a decrease in revenues from our private, state and local government sector resulting from their significant reductions in current spending, as discussed in the “Overview” section above.

          Direct operating expenses for the six months ended April 30, 2003, which consist of direct labor, subcontractor costs and other direct expenses, increased by $332.7 million, or 50.1% over the amount we reported for the same period last year, primarily as a result of the EG&G acquisition, which increased direct operating expenses by $325.5 million. The remaining increase was due to an increase in the use of subcontractors and an increase in direct labor, as well as the effect of foreign currency fluctuations.

          Our gross profit was $574.4 million for the six months ended April 30, 2003, an increase of $130.5 million, or 29.4%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the EG&G acquisition, which provided an additional $129.9 million in gross profit.

          IG&A expenses for the six months ended April 30, 2003 increased by $127.4 million, or 34.6%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $108.3 million of expenses attributable to the EG&G businesses. The remaining $19.1 million of the total increase in IG&A expenses was due to increases in benefits, legal, consulting fees and temporary labor expenses, rental expense and an increase in depreciation and amortization expense as a result of the implementation of our new ERP, offset by a decrease in indirect labor and travel expenses. The conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of our employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased benefit expense by approximately $2.5 million. Net interest expense for the six months ended April 30, 2003 increased by $17.6 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

          Our earnings before income taxes were $35.9 million for the six months ended April 30, 2003, compared to $50.3 million for the same period last year. Our effective income tax rates for the six months ended April 30, 2003 and 2002 were both approximately 40.0%.

          We reported net income available for common stockholders of $21.5 million, or $0.66 per share on a diluted basis, for the six months ended April 30, 2003, compared with $25.3 million, or $1.16 per share on a diluted basis, for the same period last year.

     Domestic Segment Including Parent Company

          Revenues for the domestic segment were $1,455.9 million for the six months ended April 30, 2003, an increase of $447.9 million, or 44.4%, over the amount we reported for the same period last year. The increase in revenues was primarily due to the EG&G acquisition, which provided an additional $455.4 million in revenues. This increase was offset by a decrease in revenues from our state and local government sector resulting from their significant reductions in current spending, as discussed in the “Overview” section above.

          Domestic direct operating expenses for the six months ended April 30, 2003 increased $323.0 million, or 52.6% over the amount we reported for the same period last year, primarily as a result of the EG&G acquisition, which increased direct operating expenses by $325.5 million. This increase was offset by a decrease in direct operating expenses resulting from decreased revenues from our state and local government clients.

          Domestic gross profit was $519.1 million for the six months ended April 30, 2003, an increase of $124.9 million, or 31.7%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the EG&G acquisition, which provided an additional $129.9 million in gross profit. This increase was offset by a decrease in revenues and gross profit from the state and local government sector, resulting from their significant reductions in current spending, as discussed in the “Overview” section above.

          IG&A expenses for the six months ended April 30, 2003 increased $124.8 million, or 38.8%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $108.3 million of expenses attributable to the EG&G businesses. The remaining $16.5 million of the total increase in IG&A expenses was due to increases in benefits and legal expenses and an increase in depreciation and amortization expense as a result of the implementation of our new ERP, offset by a decrease in indirect labor and travel expenses. The conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of our employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased benefit expense by approximately $2.5 million. Net interest expense for the six months ended April 30, 2003 increased by $17.5 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

     International Segment

          Revenues for the international segment were $115.8 million for the six months ended April 30, 2003, an increase of $12.1 million, or 11.7%, over the amount we reported for the same period last year. The increase was mainly due to the effect of foreign currency exchange fluctuations.

          Foreign direct operating expenses for the six months ended April 30, 2003 increased $6.5 million, or 12.1%, over the amount we reported for the same period last year, primarily due to the effect of foreign currency exchange fluctuations. Foreign gross profit was $55.3 million for the six months ended April 30, 2003, an increase of $5.6 million, or 11.2%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the decrease in use of subcontractors and the effect of foreign currency exchange fluctuations. IG&A expenses for the six months ended April 30, 2003 increased $2.5 million, or 5.4%, over the amount we reported for the same period last year. This increase was primarily due to increases in indirect labor and benefits, as well as the effect of foreign currency exchange fluctuations.

Liquidity and Capital Resources

          During the six months ended April 30, 2003, we generated $72.0 million of cash from operations and $3.7 million of proceeds from sales of common stock and exercises of stock options. During the same period, we used $8.8 million for capital expenditures, repaid $20.9 million, net of additional borrowings, in debt and capital leases, and repaid $27.3 million, net of additional borrowings, under our revolving credit line.

          Due to management’s emphasis in collections of receivables, we generated sufficient cash to fund operations and repay $27.3 million on the line of credit that was outstanding at October 31, 2002 and an additional $15.0 million in unscheduled repayment on our senior secured credit facility.

          The strong operating cash flow was primarily due to an improvement in the billing and collection of accounts receivables. Consistent with our strategic priority to repay debt and de-leverage our balance sheet, we used a majority of our cash generated during the first six months of the fiscal year to pay down debt, which we expect to continue to do in the future.

          As a professional services organization, we are not capital intensive. Capital expenditures historically have been for computer-aided design, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the first six months of fiscal years 2003 and 2002 were $8.8 million and $34.9 million, respectively.

          Our primary sources of liquidity are cash flows from operations and borrowings under the credit line from our senior secured credit facility, if necessary. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that our primary sources of liquidity will provide sufficient resources to fund our operating and capital expenditure needs, as well as service our debt, for the next 12 months and beyond. We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Under certain circumstances, legal and contractual restrictions as well as the financial condition and operation requirements of our subsidiaries may limit our ability to obtain cash from our subsidiaries.

•	Collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance accounts for receivables as of April 30, 2003 and deemed it to be adequate; however, the current economic downturn may impact our clients’ credit-worthiness and our ability to collect cash from them to meet our operating needs.

          In addition, as discussed in more detail below, we are in the process of designing, testing and implementing a new company-wide ERP. In connection with the implementation of the ERP, we experienced a temporary increase of approximately $60 million in accounts receivable due to delays in issuing invoices to our clients. As of April 30, 2003, we were substantially current on our billings.

          Below is a table containing information for our contractual obligations and commercial commitments followed by narrative descriptions as of April 30, 2003.

		Principal Payments Due by Period
		(In thousands)

		Less Than			After 5
Long Term Debt (Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years

As of April 30, 2003:
Senior secured credit facility credit (1)
Term loan A	$114,936	$15,123	$48,394	$51,419	$—
Term loan B	337,064	3,388	6,775	165,991	160,910
11½% senior notes (1)	200,000	—	—	—	200,000
12¼% senior subordinated notes	200,000	—	—	—	200,000
8 5/8% senior subordinated debentures (1)	6,455	—	6,455	—	—
6½% senior subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	48,709	15,072	25,862	7,775	—
Other indebtedness	2,685	1,659	918	108	—

	$911,647	$35,242	$88,404	$225,293	$562,708

				Remaining
	Total	Total Committed to	Amount	Amount
Other Commitments	Commitment	Letters Of Credit	Drawn	Available

	(In thousands)
As of April 30, 2003:
Revolving line of credit (2)	$200,000	$49,768	$—	$150,232
Guarantee to Joint Venture (3)	$6,500	—	—	—
Indemnity agreement to Joint Venture Partner (4)	$30,000	—	—	—

(1)	Amounts shown exclude remaining original issue discounts of $4,276, $687 and $22 for the 11½% senior notes, 8 5/8% senior subordinated debentures, and the 6½% convertible subordinated debentures, respectively.

(2)	Reflects the revolving line of credit under the senior secured credit facility and amounts committed to standby letters of credit as of April 30, 2003.

(3)	Amounts guaranteed in favor of Wachovia Bank, N.A. pursuant to the EC III, LLC (a 50%-owned joint venture) credit line facility, in a principal amount not to exceed $6,500.

(4)	An indemnity agreement in relation to bookkeeping services provided to JT3, LLC (a 50%-owned joint venture). The agreement, in favor of Raytheon Company, covers any potential losses and damages, and liabilities associated with lawsuits, in an amount not to exceed $30,000, resulting from misleading financial statements provided as a consequence of our gross negligence, intentional errors or omissions, or intentional misconduct.

          Our Senior Secured Credit Facility. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we entered into a new senior secured credit facility, which provides for two term loan facilities in the aggregate amount of $475 million and a revolving credit facility in the amount of $200 million. The term loan facilities consist of term loan A, a $125 million tranche, and term loan B, a $350 million tranche. As of April 30, 2003, we had outstanding $452 million in principal amount under the term loan facilities, outstanding standby letters of credit aggregating to $50 million and no outstanding balance drawn on the revolving line of credit. The amount available to us under our revolving credit facility was $150 million.

          Principal amounts under term loan A became due and payable on a quarterly basis beginning January 31, 2003, and thereafter through August 22, 2007. Annual required principal payments under term loan A range from $12.5 million to a maximum of $36.3 million with term loan A expiring and all remaining outstanding principal amounts becoming due and payable in full on August 22, 2007. Principal amounts under term loan B became due and payable on a quarterly basis beginning January 31, 2003, in the amount of $3.5 million per year through October 31, 2007, with all remaining outstanding principal amounts becoming due and payable in equal quarterly installments with the final payment due on August 22, 2008. The revolving credit facility will expire and be payable in full on August 22, 2007.

          All loans outstanding under the senior secured credit facility bear interest at a rate per annum equal to, at our option, either the base rate or LIBOR, in each case plus an “applicable margin.” The applicable margin will adjust according to a performance pricing grid based on our ratio of consolidated total funded debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For the purposes of the senior secured credit facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expenses, amounts set aside for the payment of taxes, for certain non-cash items and pro forma adjustments related to permitted acquisitions, including the EG&G acquisition. The terms “base rate” and “LIBOR” have meanings customary and appropriate for financings of this type.

          Effective January 30, 2003, we amended our senior secured credit facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated EBITDA, as defined by the senior secured credit facility loan agreement, to 4.50:1 for the first three quarters of fiscal year 2003, 4.25:1 for the fourth quarter of fiscal year 2003 and 4.00:1 for the first quarter of fiscal year 2004. As a result of the amendment, the applicable interest rates for all borrowings initially increase by 0.25% through the second quarter of fiscal year 2004, but revert to the original interest rates if we achieve a leverage ratio of 3.90:1 or less for fiscal year 2003 or 3.75:1 or less for the first quarter of fiscal year 2004. The amendment also provides that the applicable interest rates for all borrowings will increase an additional 0.25% if our leverage ratio is greater than 3.70:1 and either Standard & Poor’s or Moody’s were to lower our senior implied credit rating to below BB- or Ba3, respectively. As of April 30, 2003, we were in compliance with the original and amended leverage ratio financial covenants. Also, the Company was in compliance with the other covenants required by the 11½% notes and the 12¼% notes.

          As amended, for both the term loan A and the revolving credit facility, the applicable margin over LIBOR will range between 2.25% and 3.50%. For the term loan B, the corresponding applicable margin over LIBOR will range between 3.25% and 4.00%. As of April 30, 2003, the LIBOR applicable margin was 3.25% for the term loan A and the revolving line of credit and 3.75% for the term loan B.

          We are required to prepay the loans under the senior secured credit facility with:

•	100% of the net cash proceeds of all assets disposed of by us and our subsidiaries guaranteeing the senior secured credit facility, net of selling expenses, taxes and prepayments of debt required in connection with the sale of such assets, subject to reinvestment rights within 270 days for asset dispositions in amounts less than $20 million and other limited exceptions;

•	100% of the net cash proceeds from the issuance of debt by us, provided that such percentage shall be reduced to 50% for any fiscal year in which our leverage ratio, measured as of the end of the preceding fiscal year, is less than 2.5 to 1, subject to limited exceptions;

•	50% of the net cash proceeds from the issuance of equity by us or our subsidiaries, subject to limited exceptions; and

•	during fiscal year 2003, 100% of excess cash flows (as defined under the senior secured credit facility and as required by the amendment), and commencing with fiscal 2004, 75% of excess cash flows, provided that such percentage shall be reduced to 50% for any fiscal year in which, measured as of the end of such fiscal year, our leverage ratio is less than 2.5 to 1, measured as of the end of such fiscal year.

          At our option, we may prepay the loans under the senior secured credit facility without premium or penalty, subject to reimbursement of the lenders’ prepayment fees in the case of prepayment of LIBOR loans.

          Substantially all of our domestic subsidiaries are guarantors of the senior secured credit facility on a joint and several basis. Our and the subsidiary guarantors’ obligations are secured by a first priority perfected security interest in existing and after-acquired personal property and material real property, including a pledge of the capital stock of the subsidiary guarantors. The equity interests of non-U.S. subsidiaries are not required to be pledged as security; but are, subject to limited exceptions and a negative pledge.

          In addition to the leverage coverage ratio discussed above, our senior secured credit facility requires us to maintain a minimum current ratio of 1.5:1, and a minimum fixed charge coverage ratio, which varies over the term of the facility between 1.05:1 and 1.20:1. Neither of these two financial covenants were modified by the amendment. The leverage coverage ratio, as amended, decreases over the term of the facility from a maximum of 4.50:1 to a minimum of 3:1. We are required to submit a quarterly compliance certificate to the lender under the facility. We were fully compliant with these covenants as of April 30, 2003.

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

          11½% Senior Notes. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we issued $200.0 million in aggregate principal amount due at maturity of 11½% Senior Notes due 2009 (the “11½% notes”) for proceeds, net of $4.7 million of original issue discount, of approximately $195.3 million. Interest on the 11½% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. The notes are effectively subordinate to our senior secured credit facility and senior to our subordinated indebtedness, including the 12¼% notes, the 8 5/8% debentures and the 6½% debentures described below. As of April 30, 2003, all amounts remained outstanding under the 11½% notes.

          Substantially all of our domestic subsidiaries fully and unconditionally guarantee the 11½% notes on a joint and several basis. We may redeem any of the 11½% notes beginning on September 15, 2006 at the following redemption prices (expressed as percentages of the principal amount of the 11½% notes so redeemed), if we do so during the 12-month period commencing on September 15 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption.

Year	Redemption Price

2006	105.750%
2007	102.875%
2008	100.000%

          In addition, at any time prior to or on September 15, 2005, we may redeem up to 35% of the principal amount of the 11½% notes then outstanding with the net cash proceeds from the sale of capital stock. The redemption price will be equal to 111.50% of the principal amount of the redeemed 11½% notes.

          If we undergo a change of control, we may be required to repurchase the 11½% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If we sell certain of our assets, we may be required to use the net cash proceeds to repurchase the 11½% notes at 100% of the principal amount plus accrued and unpaid interest to the date of purchase.

          The indenture governing the 11½% notes contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by liens, enter into transactions with our stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing the 11½% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

          12¼% Senior Subordinated Notes. In June 1999, we issued $200 million in aggregate principal amount of 12¼% Senior Subordinated Notes due 2009 (the “12¼% notes”), all of which remained outstanding at April 30, 2003. Interest on the 12¼% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12¼% notes are subordinate to our senior secured credit facility and our 11½ notes.

          Substantially all of our domestic subsidiaries fully and unconditionally guarantee the 12¼% notes on a joint and several basis. We may redeem the 12¼% notes, in whole or in part, at any time on or after May 1, 2004 at the following redemption prices (expressed as percentages of the principal amount of the 12¼% notes so redeemed), if we do so during the 12-month period commencing on May 1 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price

2004	106.125%
2005	104.083%
2006	102.041%
2007 and thereafter	100.000%

          If we undergo a change of control, we may be required to repurchase the 12¼% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If we sell certain of our assets, we may be required to use the net cash proceeds to repurchase the 12¼% notes at 100% of the principal amount plus accrued and unpaid interest to the date of purchase.

          The indenture governing the 12¼% notes contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by liens, enter into transactions with our stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing the 12¼% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

          8 5/8% Senior Subordinated Debentures. Our 8 5/8% debentures are due in 2004. Interest on these debentures is payable semi-annually in January and July of each year. Our 8 5/8% debentures are subordinate to our senior secured credit facility and the 11½% notes. As of April 30, 2003, we owed approximately $6.5 million on the 8 5/8% debentures.

          6½% Convertible Subordinated Debentures. Our 6½% debentures are due in 2012 and are convertible into shares of common stock at the rate of $206.30 per share. Interest on these debentures is payable semi-annually in February and August of each year. Sinking fund payments calculated to retire 70% of our 6½% debentures prior to maturity began in February 1998. Our 6½% debentures are subordinate to our senior secured credit facility and the 11½% notes. As of April 30, 2003, we owed approximately $1.8 million on the 6½% debentures.

          Revolving Line of Credit. Our average daily revolving line of credit balances for the three-month periods ended April 30, 2003 and 2002 were $29.3 million and $9.8 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended April 30, 2003 and 2002 were $63.1 million and $31.8 million, respectively. Our average daily revolving line of credit balances for the six-month periods ended April 30, 2003 and 2002 were $37.5 million and $6.1 million, respectively. The maximum amounts outstanding at any point in time during the six-month periods ended April 30, 2003 and 2002 were $70.0 million and $31.8 million, respectively.

          The revolving line of credit is used to fund our daily operating cash needs. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. Our regular daily cash needs follow a predictable pattern that typically follows our payroll cycles, which drives, if necessary, our borrowing requirements.

          Foreign Credit Lines. We maintain foreign lines of credit which are collateralized by assets of foreign subsidiaries at April 30, 2003. At April 30, 2003 and October 31, 2002, these foreign lines of credit provided for advances up to $3.0 million and $12.5 million, respectively. At April 30, 2003 and October 31, 2002, there were $1.3 million and no amount outstanding under the foreign lines of credit, respectively.

          Capital Leases. As of April 30, 2003, we had approximately $48.7 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment, and furniture.

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

          In August 2002, the Company issued 100,000 shares of Series D Preferred Stock to Carlyle-EG&G, L.L.C. and EG&G Technical Services Holdings, L.L.C. (both of whom are affiliates of TCG Holdings, L.L.C.) in connection with the EG&G acquisition. The Series D Preferred Stock was subsequently converted (by a vote of the stockholders at a Special Meeting held on January 28, 2003) into a total of 2,106,674 shares of common stock (the “Series D Conversion”). As a result of the Series D Conversion, TCG Holdings, L.L.C. became the beneficial owner of an aggregate of 7,064,033 shares, or approximately 22%, of our outstanding common stock. The Series D Conversion constituted a change of control as defined under the terms of the employment arrangements with certain of our executives, resulting in, among other things, the accelerated vesting of 137,500 shares of restricted common stock previously granted to Mr. Koffel and 75,000 shares of restricted common stock previously granted to Mr. Ainsworth. In order to satisfy tax withholding obligations arising from the vesting of their restricted stock, Messrs. Koffel and Ainsworth have surrendered 50,381 and 25,000 shares of common stock to the Company, respectively.

          Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our credit facility. We periodically enter into interest rate derivatives to protect against this risk. During the first six months of fiscal year 2003, we did not enter into any interest rate derivatives due to our current percentage of fixed interest rate debt and to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment.

          Enterprise Resource Program (ERP). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and transition to a new JD Edwards ERP system. Following our acquisition of Dames & Moore in 1999, we operated nine separate ERP systems, which were reduced to four systems by the end of fiscal year 2001. One of the ERP systems with annualized revenues of approximately $1.2 billion was converted in August 2002. We plan to convert the remaining three ERP systems plus the EG&G businesses’ ERP system by fiscal year 2005. We estimate that full implementation of the new ERP system will reduce average days sales outstanding to the low 80s.

          We estimated the capitalized costs of implementing the new ERP system, including hardware, software licenses, consultants, and internal staffing costs, will be approximately $60.0 million, excluding conversion of EG&G’s ERP system. As of April 30, 2003, we had incurred total capitalized costs of approximately $56.8 million for this project, with the remaining costs to be incurred through fiscal year 2005. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

          Risk Factors That Could Affect Our Financial Condition and Results of Operations

          In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our future results:

Our substantial indebtedness could adversely affect our financial condition.

          We are a highly leveraged company. As of April 30, 2003, we had approximately $906.7 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

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

We may not be able to generate or borrow enough cash to service our debt, which could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

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

          In addition, our senior secured credit facility restricts our ability to enter into negative pledge agreements and imposes restrictions on our ability to make capital expenditures. Our senior secured credit facility also requires us to maintain certain financial ratios, which we may not be able to do. The covenants in our various debt instruments may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

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

A negative government audit could adversely result in an adjustment of our revenues and costs, could impair our reputation and could result in civil and criminal penalties.

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

          Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breaches of contract, failure to comply with environmental laws and regulations or negligence in connection with our performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage. Some actions involve allegations that are not insured. If we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity, which could impair our operations.

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

Because we rely heavily on our senior executive staff and other qualified technical professionals, a failure to attract and retain key professional personnel could impair our ability to provide services to our clients and otherwise conduct our business effectively.

          The ability to attract, retain and expand our staff of qualified technical professionals is an important factor in determining our future success. A shortage of professionals qualified in certain technical areas exists from time to time in the engineering and design industry. The market for these professionals is competitive, and we may not be successful in our efforts to continue to attract and retain such professionals. In addition, we rely heavily upon the experience and ability of our senior executive staff and the loss of a significant number of these individuals could impair our ability to provide technical services to our clients and conduct our business effectively.

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

          As a worldwide provider of engineering services, we have operations in over 20 countries and derive approximately 7% and 9%, respectively, of our revenues from international operations for the six months ended April 30, 2003 and the fiscal year 2002, respectively. International business is subject to a variety of special risks, including:

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

          We are in the process of designing, testing and installing a new company-wide accounting and project management system. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our customers and collect cash in a timely manner. Our current efforts to integrate EG&G’s operations with our own may further complicate implementation of the new system. If we ultimately decide to reject the new system, we may write off the costs incurred in connection with its implementation.

Ownership of our common stock is concentrated among a few of our major stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

          As of April 30, 2003, our officers and directors and their affiliates beneficially owned approximately 51% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations, and new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

          As of April 30, 2003, approximately 8% of our employees were covered by collective bargaining agreements. These agreements are subject to amendments and negotiations on various dates ranging from April 2003 to September 2007. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits we negotiate. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to changes in interest rates as a result of our borrowings under our senior secured credit facility. Based on outstanding indebtedness of $452 million under our senior secured credit facility at April 30, 2003, if market rates averaged 1% more in the next twelve months, our net of tax interest expense would increase by approximately $2.7 million. Conversely, if market rates averaged 1% less over the next twelve months, our net of tax interest expense would decrease by approximately $2.7 million.

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

(b)  Changes in internal controls. In the quarter ended April 30, 2003, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          See Note 5 of the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At our annual meeting of stockholders held on March 25, 2003, the following proposals were adopted by the margins indicated:

1.	The stockholders approved the election of the following directors to hold office until the next annual meetings of stockholders and until their successors are elected and qualified, or until their earlier death or resignations.

	Number of Shares

	For	Withheld

Richard C. Blum	29,126,212	200,761
Armen Der Marderosian	29,058,340	268,633
Admiral S. Robert Foley, Jr., USN (Ret.)	29,126,517	200,456
Marie L. Knowles	29,055,911	271,062
Martin M. Koffel	29,054,721	272,252
Joseph E. Lipscomb	29,128,886	198,087
Richard B. Madden	28,500,519	826,454
George R. Melton	29,132,629	194,344
John D. Roach	29,124,901	202,072
Irwin L. Rosenstein	29,124,948	202,025
William D. Walsh	28,502,605	824,368

No stockholders abstained from voting in the election of directors and there were no broker non-votes.

2.	The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending October 31, 2003.

Number of Shares

For	28,566,589
Against	744,701
Abstain	15,683
Broker Non-Votes	0

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 13, 2003	URS CORPORATION /s/ Kent P. Ainsworth

Kent P. Ainsworth Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Martin M. Koffel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of URS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	/s/ Martin M. Koffel

Martin M. Koffel Chief Executive Officer

CERTIFICATIONS

I, Kent P. Ainsworth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of URS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	/s/ Kent P. Ainsworth

Kent P. Ainsworth Chief Financial Officer

Exhibit No.	Description

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.