Form 10-K/A
period 2002-10-31
URS CORP /NEW/
filed 2003-07-23
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

PART II
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART IV
ITEM 15. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002, originally filed on January 24, 2003 (the “Original Filing”). The Company is filing this Amendment at the request of the Company’s independent accountants in order to (i) refile Part II, Item 8 solely for the purpose of amending the Report of Independent Accountants to add a paragraph previously omitted by the independent accountants required by Generally Accepted Auditing Standards to draw the readers attention to the Company’s adoption, effective November 1, 2001, of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” issued by the Financial Accounting Standards Board (“SFAS 142”) in July 2001, and (ii) refile Part IV, Item 15 to include a currently dated consent of the independent accountants to the incorporation by reference of their report included in this Amendment, in other filings as specified in the consent. Except for such additional paragraph, the Report of Independent Accountants has not changed in any respects from the Report included in the Original Filing. The Company’s adoption of SFAS 142 was fully disclosed in the footnotes to the financial statements included in the Original Filing. The Company’s financial statements and related disclosures included in this Amendment have not changed in any respects from the financial statements and related disclosures included in the Original Filing.

PART II

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To the Board of Directors and Stockholders of URS Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders equity and cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (the “Company”) at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as of November 1, 2001.

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

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2000

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$49,898	$171,448	$8,591	$(180,039)	$49,898

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,130	28,908	2,791	—	41,829
Amortization of financing fees	3,467	—	—	—	3,467
Receivable allowances	(7,186)	6,202	(2,801)	—	(3,785)
Deferred income taxes	23,036	—	—	—	23,036
Stock compensation	1,179	—	—	—	1,179
Tax benefit of stock options	2,455	—	—	—	2,455
Equity in net earnings of subsidiaries	(180,039)	—	—	180,039	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(50,409)	11,150	—	(39,259)
Income taxes recoverable	(16,668)	—	—	—	(16,668)
Prepaid expenses and other assets	(3,788)	1,111	1,453	—	(1,224)
Accounts payable, accrued salaries and wages and accrued expenses	162,130	(187,886)	(29,691)	27,827	(27,620)
Billings in excess of costs and accrued earnings on contracts in process	—	18,136	2,026	—	20,162
Deferred compensation and other, net	(35,904)	8,670	12,615	(27,827)	(42,446)

Total adjustments	(41,188)	(175,268)	(2,457)	180,039	(38,874)

Net cash provided (used) by operating activities	8,710	(3,820)	6,134	—	11,024

Cash flows from investing activities:
Proceeds from sale of subsidiaries	25,354	—	—	—	25,354
Capital expenditures	(118)	(14,404)	(1,363)	—	(15,885)

Net cash provided (used) by investing activities	25,236	(14,404)	(1,363)	—	9,469

Cash flows from financing activities:
Principal payments on long-term debt, bank borrowings and capital lease obligations	(37,806)	(4,624)	(8,096)	—	(50,526)
Proceeds from sale of common shares and exercise of stock options	8,039	—	—	—	8,039

Net cash used by financing activities	(29,767)	(4,624)	(8,096)	—	(42,487)

Net (decrease) increase in cash	4,179	(22,848)	(3,325)	—	(21,994)
Cash and cash equivalents at beginning of year	6,722	17,028	21,937	—	45,687

Cash and cash equivalents at end of year	$10,901	$(5,820)	$18,612	$—	$23,693

PART IV

ITEM 15. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents Filed as Part of this Report.

(1)	Item 8. Consolidated Financial Statements and Supplementary Data.

•	Report of Independent Accountants.

•	Consolidated Balance Sheets as of October 31, 2002 and October 31, 2001.

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended October 31, 2002, 2001 and 2000.

•	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended October 31, 2002, 2001 and 2000.

•	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2002, 2001 and 2000.

•	Notes to Consolidated Financial Statements.

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(2)	Exhibits.

2.1	Agreement and Plan of Merger, dated May 5, 1999, by and among Dames & Moore Group, URS Corporation and Demeter Acquisition Corporation, filed as Exhibit 2.1 to our Current Report on Form 8-K, dated May 7, 1999, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., Carlyle-EGG Holdings Corp., Lear Siegler Services, Inc., and EGG Technical Services Holdings, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

3(i)	Certificate of Incorporation of URS Corporation, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1991 (the “1991 Form 10-K”), and incorporated herein by reference.

3(ii)	Bylaws of URS Corporation, filed as Exhibit 3(ii) to the Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

4.1	Indenture, dated as of February 15, 1987, between URS Corporation and First Interstate Bank of California, Trustee, relating to $57.5 million of our 6 1/2% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to our Registration Statement on Form S-2 (Commission File No. 33-11668), and incorporated herein by reference.

4.2	Amendment Number 1 to Indenture governing 6 1/2% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between URS Corporation and First Interstate Bank of California, Trustee, filed as Exhibit 4.9 to our Registration Statement on Form S-1 (Commission File No. 33-56296) (the “1990 Form S-1”), and incorporated herein by reference.

4.3	Indenture, dated as of March 16, 1989, between URS Corporation and MTrust Corp., National Association, Trustee relating to our 8 5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to our Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189), and incorporated herein by reference.

4.4	Amendment Number 1 to Indenture governing 8 5/8% Senior Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1, and incorporated herein by reference.

4.5	Amendment Number 2 to Indenture governing 8 5/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between URS Corporation and MTrust Corp. National Association, Trustee, filed as Exhibit 4.12 to the 1990 Form S-1, and incorporated herein by reference.

4.6	Credit Agreement, dated as of June 9, 1999, by and among URS Corporation, the lenders named therein, Wells Fargo Bank, N.A., as Co-Lead Arranger and Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Co-Lead Arranger and Syndication Agent, filed as Exhibit 2.2 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.7	Note Purchase Agreement, dated as of June 9, 1999, by and between Morgan Stanley Senior Funding, Inc. and URS Corporation, filed as Exhibit 2.3 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.8	Securities Purchase Agreement, dated as of May 5, 1999, by and between RCBA Strategic Partners, L.P. and URS Corporation, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.9	Indenture, dated as of June 23, 1999, by and among Firststar Bank of Minnesota, N.A., URS Corporation and Subsidiary Guarantors defined therein relating to our 12 1/4% Senior Subordinated Notes due 2009, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.10	Registration Rights Agreement, dated June 23, 1999, by and among Morgan Stanley & Co. Incorporated, URS Corporation and the Guarantors listed therein, filed as Exhibit 2.6 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.11	Placement Agreement, dated June 18, 1999, by and among Morgan Stanley & Co. Incorporated, URS Corporation and the Guarantors named therein, filed as Exhibit 2.7 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.12	Form of URS Corporation 12 1/4% Senior Subordinated Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.13	Form of URS Corporation 12 1/4% Senior Subordinated Exchange Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.14	Certificate of Designation of Series A Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.15	Certificate of Designation of Series B Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.16	Certificate of Designation of Series C Preferred Stock of URS Corporation, included as an exhibit to Exhibit 4.8, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.17	Voting agreement, by and among URS Corporation, Carlyle-EGG, L.L.C., and EGG Technical Services Holdings, L.L.C., filed as Exhibit 2.2 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

4.18	Voting Agreement, by and among URS Corporation, Blum Capital Partners, L.P., Blum Strategic Partners, L.P., BK Capital Partners IV, L.P., Stinson Capital Partners III, L.P., Stinson Capital Partners II, L.P., Stinson Capital Partners, L.P., and Stinson Capital Fund (CAYMAN), LTD. filed as Exhibit 2.3 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

4.19	Voting Agreement, by and between URS Corporation and Martin M. Koffel, filed as Exhibit 2.4 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

4.20	Voting Agreement, by and between URS Corporation and Kent P. Ainsworth, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 26, 2002, and incorporated herein by reference.

4.21	Certificate of Designation of Series D Senior Convertible Participating Preferred Stock, filed as Exhibit 99.4 to our Current Report on Form 8-K, dated September 5, 2002 and incorporated herein by reference.

4.22	Certificate of Designation of Series E Senior Cumulative Convertible Participating Preferred Stock of URS Corporation, filed as Exhibit 99.5 to our Current Report on Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.23	Indenture among URS Corporation, the issuer, and the Subsidiary Guarantors, as guarantors, and U.S. Bank, N.A., as trustee, on 11 1/2% Senior Notes due 2009, filed as Exhibit 99.7 to our Current Report on Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.24	Second Supplemental Indenture, by and among URS Corporation, the Restricted Subsidiaries of the Company, and U.S. Bank, N.A., previously known as Firstar Bank of Minnesota, N.A., as trustee, on 11 1/2% Senior Notes due 2009, filed as Exhibit 99.8 to our Current Report on Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.25	Registration Rights Agreement, by and among URS Corporation, Wells Fargo Securities, LLC, BNP Paribas Securities Corp., The Royal Bank of Scotland plc, BMO Nesbitt Burns Corp., ING Financial Markets LLC, and Credit Suisse First Boston Corporation on 11 1/2% Senior Notes due 2009, filed as Exhibit 99.9 to our Current Report on Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.26	Credit Agreement, dated as of August 22, 2002, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, National Association, as co-lead Arranger and Syndication Agent, filed as Exhibit 99.10 to our Current Report on Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.27	Escrow Agreement, entered into as of August 22, 2002, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc, EG&G Technical Services Holdings, and State Street Bank and Trust Company of California, N.A., filed as Exhibit 99.3 to our Current Report on Form 8-K, dated September 5, 2002, and incorporated herein by reference.

10.1*	1991 Stock Incentive Plan of URS Corporation, as amended effective December 17, 1996, filed as Appendix A to our definitive proxy statement for the 1997 Annual Meeting of Stockholders, filed with the SEC on February 13, 1997, and incorporated herein by reference.

10.2*	Employee Stock Purchase Plan of URS Corporation, as amended effective October 12, 1999, filed as Exhibit A to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.3*	1999 Equity Incentive Plan of URS Corporation, effective October 12, 1999, filed as Exhibit B to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.4*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996, filed as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1996, and incorporated herein by reference.

10.5*	Selected Executive Deferred Compensation Plan of URS Corporation, filed as Exhibit 10.3 to the 1990 Form S-1, and incorporated herein by reference.

10.6*	1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Shareholders, filed with the SEC on February 17, 1999, and incorporated herein by reference.

10.7*	Non-Executive Directors Stock Grant Plan, as amended, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

10.8*	Contingent Restricted Stock Award Agreement, dated as of December 16, 1997, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (the “1998 Form 10-K”), and incorporated herein by reference.

10.9*	Contingent Restricted Stock Award Agreement, dated as of December 16, 1997, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.13 to the 1998 Form 10-K, and incorporated herein by reference.

10.10*	Employment Agreement, dated December 16, 1991, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.13 to the 1991 Form 10-K, and incorporated herein by reference.

10.11*	Employment Agreement, dated September 8, 2000, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the “2000 Form 10-K”), and incorporated herein by reference.

10.12*	Employment Agreement, dated October 12, 2000, between URS Corporation and Irwin L. Rosenstein, filed as Exhibit 10.12 to the 2000 Form 10-K, and incorporated herein by reference.

10.13*	Employment Agreement, dated November 1, 1997, between Woodward-Clyde Group, Inc. and Jean-Yves Perez, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 1998, and incorporated herein by reference.

10.14*	Employment Agreement, dated as of September 8, 2000, between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the “1999 Form 10-K”), and incorporated herein by reference.

10.15*	Amendment to Employment Agreement, dated as of October 13, 1998, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.21 to the 1998 Form 10-K, and incorporated herein by reference.

10.16*	Form of Amendment to Employment Agreement, dated as of October 13, 1998, between URS Corporation, URS Greiner Woodward-Clyde Consultants, Inc., or URS Greiner Woodward-Clyde, Inc. and each of Martin Tanzer, and Jean-Yves Perez, filed as Exhibit 10.22 to the 1998 Form 10-K, and incorporated herein by reference.

10.17*	Employment Agreement, dated November 19, 1999, between URS Corporation and David C. Nelson, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 2000, and incorporated herein by reference.

10.18*	Employment Agreement, dated December 17, 2001, between URS Corporation and Mark H. Perry, filed as Exhibit 10.18 to our Annual Report on Form 10-K for fiscal year ended October 31, 2001, and incorporated herein by reference.

10.19	Registration Rights Agreement, dated February 21, 1990, by and among URS Corporation, Wells Fargo Bank, N.A. and the Purchaser Holders named therein, filed as Exhibit 10.33 to the 1990 Form S-1, and incorporated herein by reference.

10.20	Form of Indemnification Agreement, filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference; dated as of May 1, 1992, between URS Corporation and each of Messrs. Ainsworth, Blum, Koffel, Madden, Praeger, Rosenstein and Walsh; dated as of March 22, 1994, between URS Corporation and each of Admiral Foley and Mr. Der Marderosian; dated as of August 5, 1999, between URS Corporation and Marie L. Knowles; dated as of January 20, 1997, between URS Corporation and Mr. Masters; and dated as of November 17, 1997, between URS Corporation and Mr. Perez.

10.21	Agreement and Plan of Merger, dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 1997, and incorporated herein by reference.

10.22	Credit Agreement, dated as of November 14, 1997, between URS Corporation, the Financial Institutions listed therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 26, 1997, and incorporated herein by reference.

10.23*	URS Corporation Supplemental Executive Retirement Agreement, dated as of July 13, 1999, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.24*	URS Corporation 1991 Stock Incentive Plan Nonstatutory Stock Option Agreement, dated as of March 23, 1999, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.25*	Stock Option Agreement, dated as of November 5, 1999, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.24 to the 1999 Form 10-K, and incorporated herein by reference.

10.26*	Stock Option Agreement, dated as of November 5, 1999, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.25 to the 1999 Form 10-K, and incorporated herein by reference.

10.27*	Stock Option Agreement, dated as of November 5, 1999, between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to the 1999 Form 10-K, and incorporated herein by reference.

10.28*	URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of April 25, 2001, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.29*	Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, by and between URS Corporation and each of Martin M. Koffel, Kent P. Ainsworth, Joseph Masters and Irwin L. Rosenstein, reflecting grants dated as of April 25, 2001, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.30*	Employment Agreement, by and among George R. Melton and URS Corporation, dated August 23, 2002, filed as Exhibit 99.6 to our Current Report on Form 8-K, dated September 5, 2002, and incorporated herein by reference.

21.1	Subsidiaries of URS Corporation. PREVIOUSLY FILED.

23.1	Consent of Independent Accountants. FILED HEREWITH.

24.1	Powers of Attorney of URS Corporation’s directors and officers. PREVIOUSLY FILED.

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley act of 2002. 99.2 Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

* Represents a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

We filed the following reports on Form 8-K during the quarter ended October 31, 2002:

•	Form 8-K, dated August 2, 2002, to furnish unaudited pro forma combined financial information of the Company, the Carlyle-EGG Holdings Corp. and Lear Siegler Services, Inc for the period ended April 30, 2002 pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-K.

•	Form 8-K, dated August 5, 2002, to file a press release regarding the offering of senior notes in a private placement.

•	Form 8-K, dated August 19, 2002, to furnish updated unaudited pro forma combined financial information of the Company, the Carlyle-EGG Holdings Corp. and Lear Siegler Services, Inc. pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-K.

•	Form 8-K, dated September 5, 2002, to report the closing of the acquisition of Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc.

•	Form 8-K, dated September 9, 2002, to report the certifications of the financial statements by principal executive officer and financial officer pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-K.

We filed the following reports subsequent to the quarter ended October 31, 2002:

•	Form 8-K/A, dated November 5, 2002, to amend the Form 8-K, dated September 5, 2002, and to furnish pro forma audited and unaudited consolidated financial information of EGG Technical Services, Inc. and Subsidiary, and Lear Siegler Services, Inc. and Subsidiaries and to furnish unaudited pro forma condensed combined financial information of URS Corporation and its subsidiaries giving effect to the EGG Acquisition and the related financing as if they had occurred on November 1, 2000.

•	Form 8-K, dated November 15, 2002, to furnish financial information within the Consolidated Financial Statements as if the Company adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) at November 1, 1998.

•	Form 8-K, dated December 23, 2002, to report the fourth-quarter and year-end results for the period and year ended October 31, 2002 pursuant to Item 9 of Form 8-K. Such information shall not be deemed to be “filed” for the purpose of Section 18 of the Act (or otherwise subject to the liabilities of that section) and shall not be deemed incorporated by reference into this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

URS Corporation
(Registrant)

By	/s/ Kent P. Ainsworth

Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer
Dated: July 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN M. KOFFEL (Martin M. Koffel)	Chairman of the Board of Directors and Chief Executive Officer	July 23, 2003

/s/ KENT P. AINSWORTH (Kent P. Ainsworth)	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Secretary	July 23, 2003

/s/ RICHARD C. BLUM* (Richard C. Blum)	Director	July 23, 2003

/s/ ARMEN DER MARDEROSIAN* (Armen Der Marderosian)	Director	July 23, 2003

/s/ ADM. S. ROBERT FOLEY, JR., USN (RET)* (Adm. S. Robert Foley, Jr., USN (Ret.))	Director	July 23, 2003

(Mickey P. Foret)	Director	July 23, 2003

Signature	Title	Date

/s/ MARIE L. KNOWLES* (Marie L. Knowles)	Director	July 23, 2003

/s/ JOSEPH E. LIPSCOMB* (Joseph E. Lipscomb)	Director	July 23, 2003

/s/ RICHARD B. MADDEN* (Richard B. Madden)	Director	July 23, 2003

/s/ GEORGE R. MELTON* (George L. Melton)	Director	July 23, 2003

(John D. Roach)	Director	July 23, 2003

/s/ IRWIN L. ROSENSTEIN* (Irwin L. Rosenstein)	Director	July 23, 2003

/s/ WILLIAM D. WALSH* (William D. Walsh)	Director	July 23, 2003

*By /s/ Kent P. Ainsworth (Kent P. Ainsworth, Attorney-in-fact)

CERTIFICATIONS

I, Martin M. Koffel, certify that:

1)	I have reviewed this annual report on Form 10-K/A of URS Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003	/s/ Martin M. Koffel

Martin M. Koffel
Chief Executive Officer

CERTIFICATIONS

I, Kent P. Ainsworth, certify that:

1)	I have reviewed this annual report on Form 10-K/A of URS Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003	/s/ Kent P. Ainsworth

Kent P. Ainsworth
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of URS Corporation. PREVIOUSLY FILED.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney of URS Corporation’s directors and officers. PREVIOUSLY FILED.

99.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.