Form 10-Q
period 2003-07-31
URS CORP /NEW/
filed 2003-09-15
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2003

Common Stock, $.01 par value	33,078,960

URS CORPORATION AND SUBSIDIARIES

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to our operating performance, our claims and legal proceedings, our capital resources and our future growth opportunities. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: the continuation of the current economic downturn; our continued dependence on federal, state and local appropriations for multi-year government contracts; changes in regulations applicable to us; our ability to manage our contracts; our highly leveraged position; our ability to service our debt; outcomes of pending and future litigation; industry competition; our ability to attract and retain qualified professionals; risks associated with international operations; our ability to successfully integrate our accounting and management information systems; our ability to integrate future acquisitions successfully; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 42, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2003	October 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,547	$9,972
Accounts receivable, including retainage of $45,201 and $50,552, respectively	536,843	596,275
Costs and accrued earnings in excess of billings on contracts in process	363,528	374,651
Less receivable allowances	(31,547)	(30,710)

Net accounts receivable	868,824	940,216

Deferred income taxes	20,795	17,895
Prepaid expenses and other assets	25,051	20,248

Total current assets	930,217	988,331
Property and equipment at cost, net	154,508	156,524
Goodwill	1,004,680	1,001,629
Purchased intangible assets, net	12,245	14,500
Other assets	61,755	68,108

	$2,163,405	$2,229,092

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,540	$30,298
Accounts payable and subcontractor payable, including retainage of $5,785 and $5,190, respectively	158,937	204,389
Accrued salaries and wages	127,499	101,287
Accrued expenses and other	84,214	115,545
Billings in excess of costs and accrued earnings on contracts in process	98,196	92,235

Total current liabilities	502,386	543,754
Long-term debt	811,548	923,863
Deferred income taxes	42,529	40,629
Deferred compensation and other	71,627	40,261

Total liabilities	1,428,090	1,548,507

Commitments and contingencies (Note 5)
Mandatorily redeemable Series D senior convertible participating preferred stock, par value $.01; authorized 100 shares; issued and outstanding 0 and 100 shares, respectively; liquidation preference $0 and $46,733, respectively	—	46,733

Stockholders’ equity:
Common shares, par value $.01; authorized 50,000 shares; issued and outstanding 33,011 and 30,084 shares, respectively	330	301
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	478,290	418,705
Accumulated other comprehensive loss	(1,954)	(5,132)
Retained earnings	258,936	220,265

Total stockholders’ equity	735,315	633,852

	$2,163,405	$2,229,092

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues	$778,045	$583,937	$2,348,633	$1,691,345
Direct operating expenses	485,177	353,537	1,481,340	1,017,045

Gross profit	292,868	230,400	867,293	674,300

Indirect expenses:
Indirect, general and administrative	244,060	187,738	740,050	556,358
Interest expense, net	20,332	12,070	62,913	37,008

	264,392	199,808	802,963	593,366

Income before taxes	28,476	30,592	64,330	80,934
Income tax expense	11,390	12,230	25,730	32,370

Net income	17,086	18,362	38,600	48,564
Preferred stock dividend	—	1,055	—	5,939

Net income available for common stockholders	17,086	17,307	38,600	42,625
Other comprehensive income (loss):
Foreign currency translation adjustments	272	2,550	3,178	121

Comprehensive income	$17,358	$19,857	$41,778	$42,746

Net income per common share:
Basic	$.52	$.78	$1.19	$2.15

Diluted	$.52	$.70	$1.18	$1.86

Weighted-average shares outstanding:
Basic	32,704	22,587	32,509	19,851

Diluted	33,207	26,121	32,730	26,227

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	July 31,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$38,600	$48,564

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,810	23,081
Amortization of financing fees	5,553	2,801
Receivable allowances	837	1,956
Deferred income taxes	(1,000)	4,096
Stock compensation	3,665	1,707
Tax benefit of stock options	161	3,800
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	70,555	25,915
Prepaid expenses and other assets	(4,803)	(1,945)
Accounts payable, accrued salaries and wages and accrued expenses	(54,590)	(2,841)
Billings in excess of costs and accrued earnings on contracts in process	5,961	(12,649)
Deferred compensation and other	31,366	1,298
Other, net	5,180	9,564

Total adjustments	94,695	56,783

Net cash provided by operating activities	133,295	105,347

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases	(13,107)	(46,255)

Net cash used by investing activities	(13,107)	(46,255)

Cash flows from financing activities:
Long-term debt principal payments	(82,971)	(42,959)
Long-term debt borrowings	104	1,115
Net payments under the line of credit	(27,259)	—
Capital lease obligations payments	(13,366)	(10,905)
Short-term note borrowings	1,211	96
Short-term note payments	(1,385)	(3,492)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	9,053	17,116

Net cash used by financing activities	(114,613)	(39,029)

Net increase in cash	5,575	20,063
Cash and cash equivalents at beginning of period	9,972	23,398

Cash and cash equivalents at end of period	$15,547	$43,461

Supplemental information:
Interest paid	$48,209	$30,270

Taxes paid	$14,181	$27,274

Equipment acquired through capital lease obligations	$13,486	$19,345

Non-cash dividends paid in-kind	$—	$6,740

Conversion of Series B preferred stock to common stock	$—	$126,838

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

     These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our annual report on Form 10-K/A for the fiscal year ended October 31, 2002. The results of operations for the nine months ended July 31, 2003 are not necessarily indicative of the operating results for the full year and future operating results may not be comparable to historical operating results due to our August 22, 2002 acquisition of Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (the “EG&G businesses” and collectively known as the “EG&G acquisition”).

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

     The preparation of the Company’s unaudited interim consolidated financial statements in conformity with generally accepted accounting principles necessarily requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company reviews its estimates based on information that is currently available. Changes in facts and circumstances may cause the Company to revise its estimates.

Income Per Common Share

     Basic income per common share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share of common stock is computed giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock. Diluted income per share is computed by taking net income available for common stockholders plus any preferred stock dividend and dividing it by the sum of the weighted-average common shares and dilutive potential common shares that were outstanding during the period. Due to the participation features of the Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) issued in connection with the EG&G acquisition, which were not convertible until January 28, 2003, for purposes of the income per share calculations, these shares were assumed to be a separate class of common stock from the date of acquisition to January 28, 2003 (which results in approximately 671,000 additional weighted-average common shares in the basic income per common share calculations for the nine months ended July 31, 2003). Accordingly, income per common share for the nine months ended July 31, 2003 has been calculated using the two-class method, which is an earnings allocation formula that determines income per common share for

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

each class of common stock. Under the two-class method, approximately $797,000 of net income for the nine months ended July 31, 2003 is allocable to the Series D Preferred Stock and the remaining amount is allocable to common stock. While a proportionate amount of the income otherwise available to common stockholders is allocable, as described above, to the weighted-average number of assumed converted Series D Preferred Stock shares outstanding during the nine months ended July 31, 2003, the presentation below combines the two classes of common stock in the weighted average common stock outstanding. On January 28, 2003, the Series D Preferred Stock shares were converted to common shares outstanding.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31

	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator — Basic
Net income available for common stockholders	$17,086	$17,307	$38,600	$42,625

Denominator — Basic
Weighted-average common stock outstanding	32,704	22,587	32,509	19,851

Basic income per share	$.52	$.78	$1.19	$2.15

Numerator — Diluted
Net income available for common stockholders	$17,086	$17,307	$38,600	$42,625
Preferred stock dividend	—	1,055	—	5,939

Net income	$17,086	$18,362	$38,600	$48,564

Denominator — Diluted
Weighted-average common stock outstanding	32,704	22,587	32,509	19,851
Effect of dilutive securities
Stock options	503	1,257	221	1,864
Convertible preferred stock	—	2,277	—	4,512

	33,207	26,121	32,730	26,227

Diluted income per share	$.52	$.70	$1.18	$1.86

     The following outstanding stock options were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the shares of common stock in the periods presented.

	Three Months Ended		Nine Months Ended
	July 31		July 31

	2003	2002	2003	2002

	(In thousands, except per share data)
Number of stock options where exercise price exceeds average price	2,773	91	3,932	30
Stock option exercise price range where exercise price exceeds average price:
Low	$18.78	$27.30	$15.50	$31.70
High	$33.20	$33.90	$33.20	$33.90
Average stock price during the period	$18.25	$26.83	$15.39	$28.20

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

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods beginning after December 15, 2002, and thus, this disclosure is included in the table below. SFAS 148 also requires disclosure of pro-forma results on an interim basis as if the company had applied the fair value recognition provisions of SFAS 123. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is not expected to impact financial results of the Company.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended		Nine Months Ended

	July 31,	July 31,	July 31,	July 31,
	2003	2002	2003	2002

		(In thousands, except per share data)
Numerator — Basic
Net income available for common stockholders:
As reported	$17,086	$17,307	$38,600	$42,625
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	2,311	3,970	6,080	7,172

Pro forma net income	$14,775	$13,337	$32,520	$35,453

Denominator — Basic
Weighted-average common stock outstanding	32,704	22,587	32,509	19,851

Basic income per share:
As reported	$0.52	$0.78	$1.19	$2.15
Pro forma	$0.45	$0.59	$1.00	$1.79
Numerator — Diluted
Net income available for common stockholders:
As reported	$17,086	$17,307	$38,600	$42,625
Preferred stock dividends	—	1,055	—	5,939

Net income	17,086	18,362	38,600	48,564
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	2,311	3,970	6,080	7,172

Pro forma net income	$14,775	$14,392	$32,520	$41,392

Denominator — Diluted
Weighted-average common stock outstanding	33,207	26,121	32,730	26,227

Diluted income per share:
As reported	$0.52	$0.70	$1.18	$1.86
Pro forma	$0.44	$0.55	$0.99	$1.58

	Three Months Ended		Nine Months Ended

	July 31,	July 31,	July 31,	July 31,
	2003	2002	2003	2002

Risk-free interest rates	3.20%-3.72%	4.66%-4.85%	3.20%-4.05%	3.77%-5.44%
Expected life	7.5 years	7.6 years	7.5 years	7.6 years
Volatility	47.93%	45.66%	47.93%	45.66%
Expected dividends	None	None	None	None

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Recently Issued Accounting Standards

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

     In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Under the provisions of FIN 45, accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. Adoption of FIN 45 does not significantly impact the Company’s financial statements.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the requirements of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and provides guidance to improve financial reporting for enterprises involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss or return from the variable interest entity’s activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For the variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for financial statements of interim or annual periods that end after June 15, 2003. The Company has completed its initial evaluation of the financial reporting requirements for enterprises involved with variable interest entities. Adoption of FIN 46 does not significantly impact the Company’s financial statements and the Company continues to evaluate any new variable interest entities that will be subject to the provisions of FIN 46, which may impact future reporting of the Company’s financial statements.

     EITF Consensus Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has completed its initial evaluation and adoption of EITF 00-21 does not have a significant impact on the Company’s financial statements. The Company continues its evaluation to

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

determine whether the reporting requirements of EITF 00-21 will impact the Company’s financial statements in the future.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, the Company does not have any derivative instruments and does not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 does not have a significant impact to the Company’s financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has completed its initial evaluation and adoption of SFAS 150 does not have a significant impact on the Company’s financial statements. The Company continues its evaluation to determine whether the reporting requirements of SFAS 150 will impact the Company’s fiscal year 2003 financial statements.

Reclassifications

     Certain reclassifications have been made to the 2002 financial statements and notes to conform to the 2003 presentation with no effect on consolidated net income, equity or cash flows as previously reported.

NOTE 2. ACQUISITION

     On August 22, 2002, the Company acquired all of the outstanding common shares of the EG&G businesses, providers of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies. In connection with the EG&G acquisition, the Company issued to the stockholders of the EG&G businesses 100,000 shares of Series D Preferred Stock. At a special meeting held on January 28, 2003, the Company’s stockholders approved the conversion of all outstanding shares of the Series D Preferred Stock into 2,106,674 shares of voting common stock. The conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of the Company’s employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased general and administrative expenses by approximately $2.5 million for the nine months ended July 31, 2003.

Purchased Intangible Assets

     Of the total purchase price paid for the EG&G acquisition, approximately $15.5 million has been allocated to purchased intangible assets, which include acquired backlog, software and favorable leases. Based on an independent valuation, $10.6 million, which is being amortized on a straight line basis over the individual related contract terms, was allocated by management to the value of the backlog and $3.9 million, which is being amortized on a straight line basis over a useful life of three years, was allocated to software. The remaining $1.0 million was allocated to favorable leases based on the Company’s review of lease arrangements that was completed during January 2003. The amount allocated to leases is being amortized over the individual related lease terms.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Pro Forma Results

     The operating results of EG&G businesses have been included in the accompanying consolidated financial statements from the date of acquisition forward. Accordingly, the EG&G businesses’ results of operations for the three- and nine-month period ended July 31, 2002 were not included in the Company’s consolidated statements of operations.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the EG&G businesses as if the EG&G acquisition had occurred at November 1, 2001. An adjustment of $1.0 million and $1.9 million, net of tax, for the three months and nine months ended July 31, 2002, respectively, has been made to the combined results of operations, reflecting amortization of purchased intangibles, as if the EG&G acquisition had occurred at November 1, 2001. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the EG&G acquisition been completed as of the dates presented, nor should it be taken as a representation of the future consolidated results of operations of the Company.

	Three Months Ended	Nine Months Ended
	July 31, 2002	July 31, 2002

	(In thousands, except per share data)
Revenues	$813,588	$2,378,664
Operating income	$54,410	$143,451
Net income available for common stockholders	$19,117	$38,995
Net Income per common share:
Basic	$0.64	$1.45
Diluted	$0.61	$1.35

Finalization of Purchase Price

     The Company has obtained the information necessary to complete the purchase accounting, including, among other things, the actuarial reports associated with the Company’s decision to amend an existing EG&G pension plan. As a result of this final information, the Company has increased accrued liabilities and goodwill by approximately $4 million from the preliminary purchase price allocation previously disclosed, including certain reclassification entries.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	July 31,	October 31,
	2003	2002

	(In thousands)
Equipment	$145,320	$135,609
Furniture and fixtures	28,223	26,875
Leasehold improvements	27,881	26,221
Construction in progress	985	222
Building	221	295

	202,630	189,222
Less: accumulated depreciation and amortization	(105,470)	(85,676)

	97,160	103,546

Capital leases	95,697	82,269
Less: accumulated amortization	(38,349)	(29,291)

	57,348	52,978

Property and equipment at cost, net	$154,508	$156,524

     As of July 31, 2003 and October 31, 2002, the Company capitalized development costs of internal-use software of $58.9 million and $50.1 million, respectively. The Company is amortizing the capitalized software costs using the straight-line method over an estimated useful life of ten years.

     Property and equipment is depreciated by using the following estimated useful life.

Estimated Useful Life

Equipment	4 – 10 years
Capital leases	4 – 10 years
Furniture and fixtures	10 years
Leasehold improvements	9 months – 20 years
Building	45 years

     Depreciation and amortization expense of property and equipment for the periods ended July 31, 2003 and 2002 was $28.6 million and $23.1 million, respectively.

NOTE 4. CURRENT AND LONG-TERM DEBT

Debt Covenants

     Effective January 30, 2003, the Company amended its senior secured credit facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated EBITDA, as defined by the senior secured credit facility loan agreement, to 4.50:1 for the first three quarters of fiscal year 2003, 4.25:1 for the fourth quarter of fiscal year 2003 and 4.00:1 for the first quarter of fiscal year 2004. As a result of the amendment, the applicable interest rates for all borrowings initially increased by 0.25% through the second quarter of fiscal year 2004, but revert to the original interest rates if the Company achieves a leverage ratio of 3.90:1 or less for the fourth quarter of fiscal year 2003 or 3.75:1 or less for the first quarter of fiscal year 2004. The amendment also provides that interest rates for all borrowings will increase an additional 0.25% if the Company’s leverage ratio was greater than 3.70:1 and either Standard & Poor’s or Moody’s were to lower the Company’s senior implied credit rating to below BB- or Ba3, respectively. As of July 31, 2003, the Company was in compliance with both the original and amended leverage ratio financial covenants.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     In addition to the leverage ratio covenant discussed above, the senior secured credit facility requires the Company to maintain a minimum current ratio of 1.5:1 and a minimum fixed charge coverage ratio, which varies over the term of the facility from 1.05:1 to 1.20:1. Neither of these two financial covenants was modified by the amendment. The senior secured credit facility also contains customary affirmative and negative covenants including, without limitation, the following material covenants: restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, repayments of junior indebtedness, transactions with stockholders and affiliates, liens, capital expenditures, capital leases, further agreements restricting the creation of liens (also called a “negative pledge”), sale-leaseback transactions, indebtedness, contingent obligations, investments and joint ventures.

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

     As of July 31, 2003, the Company was in compliance with all other covenants of the senior secured credit facility, the 11½% senior notes due 2009 (the “11½% notes”) and the 12¼% senior subordinated notes due 2009 (the “12¼% notes”).

Revolving Line of Credit

     The Company maintains a revolving line of credit to fund daily operating cash needs. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. The Company’s regular daily cash needs follow a predictable pattern that typically follows its payroll cycles, which drives, if necessary, its borrowing requirements.

     The Company’s average daily revolving line of credit balances for the three-month periods ended July 31, 2003 and 2002 were $3.1 million and $0.7 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended July 31, 2003 and 2002 were $20.0 million and $10.0 million, respectively. The Company’s average daily revolving line of credit balances for the nine-month periods ended July 31, 2003 and 2002 were $25.7 million and $4.3 million, respectively. The maximum amounts outstanding at any one point in time during the nine-month periods ended July 31, 2003 and 2002 were $70.0 million and $31.8 million, respectively.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

results of operations or cash flows. The Company has maintained insurance without lapse for many years with limits in excess of losses sustained.

     At July 31, 2003, the Company had the following guarantee obligations:

The Company has guaranteed the credit facility of EC III, LLC, a 50%-owned, unconsolidated joint venture, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business, to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is two years. The maximum potential amount of future payments, which the Company could be required to make under this guarantee at July 31, 2003, is $6.5 million.

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

Consistent with industry practice, when performing environmental remediation or other services, the Company will at times provide a guarantee related to the materials, workmanship and fitness of a project site for periods that range from one to three years. The Company is obligated to remedy such work should defects occur; however, the maximum amount of such guarantees cannot be estimated since we are presently unaware of any material defects associated with this work.

     On January 18, 2002, the Attorney General of the State of Michigan filed a civil action against Radian International, L.L.C. (“Radian”), one of the Company’s subsidiaries, under the title Jennifer M. Granholm, Attorney General of the State of Michigan, and the Michigan Department of Environmental Quality v. Radian, L.L.C., (Ingham County Michigan Circuit Court). The complaint alleged violations by Radian of the Michigan Hazardous Waste Management Act and the Michigan Air Pollution Control Act and related regulations. The alleged violations stated in the complaint arose out of an environmental remediation project undertaken by Radian in 1997 and 1998 (prior to the Company’s acquisition of Radian as part of the Dames & Moore acquisition in 1999) at the Midland, Michigan facility of Dow Chemical Co., during which minor amounts of pollutants were allegedly released into the air in the course of performing maintenance of a hazardous waste incinerator. The Company has settled this civil action for $550,000 and was released from liability related to the allegations set forth in the above complaint.

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

NOTE 6. SEGMENT AND RELATED INFORMATION

     Management has organized the Company by geographic divisions, consisting of the Parent, Domestic and International divisions. The Parent division is the legal entity comprised of the URS Corporation alone (the “Parent Company”). The Domestic division is comprised of all offices located in the United States of America. The International division is comprised of all offices in the United Kingdom, Western Europe and the Middle East, the Asia/Pacific region (including Australia, New Zealand, Singapore and Indonesia) and the Americas excluding the U.S. (including Canada, Mexico, and Central and South America).

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     The Company provides services throughout the world. While services sold to companies in other countries may be performed and recognized within offices located in the U.S., generally, revenues are classified within the geographic area where the services are performed.

     All of the Company’s operations share similar economic characteristics and all of the Company’s operating units are managed according to a consistent set of principal metrics and benchmarks determined by management within the Parent division. For example, management plans and controls the rates at which it bills professional and technical staff. Management also sets billable goals for all the Company’s professional and technical staff, and aggregates all the indirect costs, including indirect labor expenses, labor fringe expenses, facilities costs, insurance and other miscellaneous expenses.

     All of the Company’s operations provide planning, design, program and construction management and operations and maintenance services. These services are provided to federal governmental agencies by virtually all of the Company’s business units. Approximately two-thirds of the Company’s business units provide these services to local and state governmental agencies and to private sector clients. The Company’s services are provided to its clients through a network of local offices, client facilities and specific job sites.

     Services are provided in a similar manner. For example, the use of technology throughout the Company’s business units is fairly consistent, as the Company employs computer-aided design (CAD) and project management systems for both general use and web-based job-specific applications.

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

		Segments

As of July 31, 2003:	Parent	Domestic	International	Eliminations	Total

Net accounts receivable	$—	$781,113	$87,711	$—	$868,824
Total assets	$1,669,054	$979,270	$109,958	$(594,877)	$2,163,405

		Segments

As of October 31, 2002:	Parent	Domestic	International	Eliminations	Total

Net accounts receivable	$—	$854,784	$85,432	$—	$940,216
Total assets	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

		Segments
For the Three Months Ended
July 31 , 2003:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$707,906	$70,250	$(111)	$778,045
Operating income (loss)	$(8,703)	$57,077	$434	$—	$48,808

		Segments
For the Three Months Ended
July 31, 2002:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$528,526	$57,561	$(2,150)	$583,937
Operating income (loss)	$(6,715)	$47,443	$1,934	$—	$42,662

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

		Segments
For the Nine Months Ended
July 31, 2003:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$2,163,807	$186,031	$(1,205)	$2,348,633
Operating income (loss)	$(27,551)	$148,630	$6,164	$—	$127,243

		Segments
For the Nine Months Ended
July 31, 2002:	Parent	Domestic	International	Eliminations	Total

Revenues	$—	$1,536,531	$161,257	$(6,443)	$1,691,345
Operating income (loss)	$(19,584)	$132,908	$4,618	$—	$117,942

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

     Substantially all of the Company’s operating domestic subsidiaries have guaranteed the obligations under the Company’s senior secured credit facility, and under the 11½% notes due 2009 and the 12¼% notes due 2009 (collectively, the “Notes”). Each of the subsidiary guarantors has fully and unconditionally guaranteed the Company’s obligations on a joint and several basis.

     Substantially all of the Company’s income and cash flows are generated by its subsidiaries. The Company has no operating assets or operations other than investments in its subsidiaries. As a result, funds necessary to meet the Company’s debt service obligations are provided in large part by distributions or advances from its subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit the Company’s ability to obtain cash from its subsidiaries for the purposes of meeting its debt service obligations, including the payment of principal and interest on the Notes and the senior secured credit facility. In addition, although the terms of the Notes and the senior secured credit facility limit the Company’s and the subsidiary guarantors’ ability to place contractual restrictions on the flows of funds to the Company, legal restrictions, including government regulations, and contractual obligations associated with secured loans, such as equipment financings, at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, make loans or other distributions to the Company.

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

     The following information sets forth the condensed consolidating balance sheets of the Company as of July 31, 2003 and October 31, 2002, the condensed consolidating statements of operations and comprehensive income for the three and nine months ended July 31, 2003 and 2002, and the condensed consolidating statements of cash flows for the nine months ended July 31, 2003 and 2002. The EG&G businesses, acquired on August 22, 2002, are subsidiary guarantors and have been included in the statements of financial position as of July 31, 2003 and October 31, 2002, as well as in the statements of operations and comprehensive income and cash flows for the three and nine months ended July 31, 2003 from the date of acquisition. Entries necessary to consolidate the Company and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Company and its subsidiaries that guarantee the Notes would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of July 31, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(1,084)	$10,473	$6,158	$—	$15,547
Accounts receivable, net	—	781,113	87,711	—	868,824
Other current assets	29,454	14,254	2,138	—	45,846

Total current assets	28,370	805,840	96,007	—	930,217
Property and equipment at cost, net	2,298	138,944	13,266	—	154,508
Goodwill, net	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	12,245	—	—	—	12,245
Investment in subsidiaries	594,877	—	—	(594,877)	—
Other assets	26,584	34,486	685	—	61,755

	$1,669,054	$979,270	$109,958	$(594,877)	$2,163,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,760	$15,677	$103	$—	$33,540
Accounts payable	5,950	143,592	9,395	—	158,937
Accrued expenses and other	49,954	145,240	16,519	—	211,713
Billings in excess of costs and accrued earnings on contracts in process	—	87,406	10,790	—	98,196

Total current liabilities	73,664	391,915	36,807		502,386
Long-term debt	779,152	31,917	479	—	811,548
Other	80,923	32,184	1,049	—	114,156

Total liabilities	933,739	456,016	38,335	—	1,428,090

Total stockholders’ equity	735,315	523,254	71,623	(594,877)	735,315

	$1,669,054	$979,270	$109,958	$(594,877)	$2,163,405

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

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended July 31, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$707,906	$70,250	$(111)	$778,045
Direct operating expenses	—	447,485	37,803	(111)	485,177

Gross profit	—	260,421	32,447	—	292,868

Indirect expenses:
Indirect, general and administrative	8,703	203,344	32,013	—	244,060
Interest expense, net	19,661	407	264	—	20,332

	28,364	203,751	32,277	—	264,392

Income (loss) before taxes	(28,364)	56,670	170	—	28,476
Income tax expense	10,402	701	287	—	11,390

Income (loss) before equity in net earnings of subsidiaries	(38,766)	55,969	(117)	—	17,086
Equity in net earnings of subsidiaries	55,852	—	—	(55,852)	—

Net income (loss)	17,086	55,969	(117)	(55,852)	17,086
Other comprehensive income:
Foreign currency translation adjustment	—	—	272	—	272

Comprehensive income	$17,086	$55,969	$155	$(55,852)	$17,358

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended July 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$528,526	$57,561	$(2,150)	$583,937
Direct operating expenses	—	324,228	31,459	(2,150)	353,537

Gross profit	—	204,298	26,102	—	230,400

Indirect expenses:
Indirect, general and administrative	6,715	156,855	24,168	—	187,738
Interest expense, net	11,550	378	142	—	12,070

	18,265	157,233	24,310	—	199,808

Income (loss) before taxes	(18,265)	47,065	1,792	—	30,592
Income tax expense	10,391	29	1,810	—	12,230

Income (loss) before equity in net earnings of subsidiaries	(28,656)	47,036	(18)	—	18,362
Equity in net earnings of subsidiaries	47,018	—	—	(47,018)	—

Net income (loss)	18,362	47,036	(18)	(47,018)	18,362
Preferred stock dividend	1,055	—	—	—	1,055

Net income (loss) available for common stockholders	17,307	47,036	(18)	(47,018)	17,307
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,550	—	2,550

Comprehensive income	$17,307	$47,036	$2,532	$(47,018)	$19,857

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Nine Months Ended July 31, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$2,163,807	$186,031	$(1,205)	$2,348,633
Direct operating expenses	—	1,384,296	98,249	(1,205)	1,481,340

Gross profit	—	779,511	87,782	—	867,293

Indirect expenses:
Indirect, general and administrative	27,551	630,881	81,618	—	740,050
Interest expense, net	60,943	1,290	680	—	62,913

	88,494	632,171	82,298	—	802,963

Income (loss) before taxes	(88,494)	147,340	5,484	—	64,330
Income tax expense	22,310	834	2,586	—	25,730

Income (loss) before equity in net earnings of subsidiaries	(110,804)	146,506	2,898	—	38,600
Equity in net earnings of subsidiaries	149,404	—	—	(149,404)	—

Net income	38,600	146,506	2,898	(149,404)	38,600
Other comprehensive income:
Foreign currency translation adjustment	—	—	3,178	—	3,178

Comprehensive income	$38,600	$146,506	$6,076	$(149,404)	$41,778

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Nine Months Ended July 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$1,536,531	$161,257	$(6,443)	$1,691,345
Direct operating expenses	—	938,089	85,399	(6,443)	1,017,045

Gross profit	—	598,442	75,858	—	674,300

Indirect expenses:
Indirect, general and administrative	19,584	465,534	71,240	—	556,358
Interest expense, net	35,461	1,167	380	—	37,008

	55,045	466,701	71,620	—	593,366

Income (loss) before taxes	(55,045)	131,741	4,238	—	80,934
Income tax expense	29,454	195	2,721	—	32,370

Income (loss) before equity in net earnings of subsidiaries	(84,499)	131,546	1,517	—	48,564
Equity in net earnings of subsidiaries	133,063	—	—	(133,063)	—

Net income	48,564	131,546	1,517	(133,063)	48,564
Preferred stock dividend	5,939	—	—	—	5,939

Net income available for common stockholders	42,625	131,546	1,517	(133,063)	42,625
Other comprehensive income:
Foreign currency translation adjustment	—	—	121	—	121

Comprehensive income	$42,625	$131,546	$1,638	$(133,063)	$42,746

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended July 31, 2003

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$38,600	$146,506	$2,898	$(149,404)	$38,600

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,585	25,678	2,547	—	31,810
Amortization of financing fees	5,553	—	—	—	5,553
Receivable allowances	—	1,086	(249)	—	837
Deferred income taxes	(1,000)	—	—	—	(1,000)
Stock compensation	3,665	—	—	—	3,665
Tax benefit of stock options	161	—	—	—	161
Equity in net earnings of subsidiaries	(149,404)	—	—	149,404	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	72,585	(2,030)	—	70,555
Prepaid expenses and other assets	(1,853)	(2,496)	(454)	—	(4,803)
Accounts payable, accrued salaries and wages and accrued expenses	188,768	(241,547)	1,417	(3,228)	(54,590)
Billings in excess of costs and accrued earnings on contracts in process	—	4,402	1,559	—	5,961
Deferred compensation and other, net	16,205	15,885	1,228	3,228	36,546

Total adjustments	65,680	(124,407)	4,018	149,404	94,695

Net cash provided by operating activities	104,280	22,099	6,916	—	133,295

Cash flows from investing activities:
Capital expenditures	(313)	(9,657)	(3,137)	—	(13,107)

Net cash used by investing activities	(313)	(9,657)	(3,137)	—	(13,107)

Cash flows from financing activities:
Net principal borrowings (payments) on long-term debt, bank borrowings and capital lease obligations	(110,104)	(13,209)	(353)	—	(123,666)
Proceeds from sale of common shares and exercise of stock options	9,053	—	—	—	9,053

Net cash used by financing activities	(101,051)	(13,209)	(353)	—	(114,613)

Net increase (decrease) in cash	2,916	(767)	3,426	—	5,575
Cash and cash equivalents at beginning of year	(4,000)	11,240	2,732	—	9,972

Cash and cash equivalents at end of year	$(1,084)	$10,473	$6,158	$—	$15,547

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended July 31, 2002

			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$48,564	$131,546	$1,517	$(133,063)	$48,564

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	20,612	2,153	—	23,081
Amortization of financing fees	2,801	—	—	—	2,801
Receivable allowances	—	27	1,929	—	1,956
Deferred income taxes	4,096	—	—	—	4,096
Stock compensation	1,707	—	—	—	1,707
Tax benefit of stock options	3,800	—	—	—	3,800
Equity in net earnings of subsidiaries	(133,063)	—	—	133,063	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	33,077	(7,162)	—	25,915
Prepaid expenses and other assets	(914)	1,443	(2,474)	—	(1,945)
Accounts payable, accrued salaries and wages and accrued expenses	122,785	(133,768)	8,262	(120)	(2,841)
Billings in excess of costs and accrued earnings on contracts in process	—	(13,477)	828	—	(12,649)
Deferred compensation and other, net	848	10,291	(397)	120	10,862

Total adjustments	2,376	(81,795)	3,139	133,063	56,783

Net cash provided by operating activities	50,940	49,751	4,656	—	105,347

Cash flows from investing activities:
Capital expenditures	(1,604)	(41,978)	(2,673)	—	(46,255)

Net cash used by investing activities	(1,604)	(41,978)	(2,673)	—	(46,255)

Cash flows from financing activities:
Net principal payments on long-term debt, bank borrowings and capital lease obligations	(42,174)	(10,393)	(3,578)	—	(56,145)
Proceeds from sale of common shares and exercise of stock options	17,116	—	—	—	17,116

Net cash used by financing activities	(25,058)	(10,393)	(3,578)	—	(39,029)

Net increase (decrease) in cash	24,278	(2,620)	(1,595)	—	20,063
Cash and cash equivalents at beginning of year	1,699	9,371	12,328	—	23,398

Cash and cash equivalents at end of year	$25,977	$6,751	$10,733	$—	$43,461

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on October 31. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the footnotes for the nine months ended July 31, 2003 included elsewhere in this report as well as the MD&A and the Consolidated Financial Statements included in the Annual Report on Form 10-K/A for the fiscal year ended October 31, 2002, which was previously filed with the Securities and Exchange Commission.

OVERVIEW

     We are one of the largest engineering design services firms worldwide and one of the nation’s leading federal government contractors for operations and maintenance services. We execute large and complex engineering projects, and provide a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services. We earn revenues from cost-plus, fixed-price and time-and-materials contracts. The principal components of our direct operating costs are labor costs for employees who are directly involved in providing services to clients and subcontractor costs. Other direct operating costs include expenses associated with specific projects including materials and incidental expenditures. Indirect, general and administrative (“IG&A”) expenses include salaries and benefits for management, administrative, marketing and sales personnel, bid and proposal costs, occupancy and related overhead costs.

     On August 22, 2002, we acquired Carlyle-EG&G Holdings Corp, and Lear Siegler Services, Inc. (collectively, “EG&G”). EG&G provides management and operations and maintenance capabilities to a variety of U.S. government agencies, including large military installations and operations. EG&G’s services include the management of complex government installations and ranges, including oversight of all construction, testing and operation of base systems and processes, operation and maintenance of chemical agent disposal systems, management of base logistics and transportation and support of high security environments. The EG&G acquisition has expanded our federal client base and our operations and maintenance services, especially for the Department of Defense. For more information on the EG&G acquisition, please refer to Note 2, “Acquisition” to our Consolidated Financial Statements and Supplementary Data included in the Annual Report on Form 10-K/A for the fiscal year ended October 31, 2002.

     Results for the third quarter and first nine months of fiscal year 2003 reflect a continuation of trends we have seen over the last several quarters. These trends include strong growth in our federal government business, reduction in state and local infrastructure spending by state and local government clients below fiscal year 2002 levels caused by the budget difficulties experienced by state and local government clients, reduced capital spending by our private industry clients, and margin pressure by our clients.

     Revenues from our federal government clients were approximately $340.0 million for the third quarter of fiscal year 2003, compared with approximately $110.0 million for the third quarter of fiscal year 2002. Of the total increase in revenues from our federal government clients, approximately $220.0 million was due to the EG&G acquisition. This increase in revenues, excluding EG&G businesses, is primarily attributable to increased activity for environmental remediation and facilities design projects.

     Revenues from our state and local government clients were approximately $170.0 million in the third quarter of fiscal year 2003, which was approximately the same as the third quarter of fiscal year 2002. Although infrastructure spending by our state and local government clients in fiscal year 2003 has decreased from fiscal year 2002 levels, several factors have mitigated the impact of this decrease on our results, including: (a) our successful shifting of resources towards growing areas within the state and local government market; (b) our strong relationships with state and local governmental agencies across the country, and (c) the ability of the states to finance infrastructure projects through a combination of issuing bonds charging user fees and reallocating state funds.

     Revenues from our domestic private industry clients were approximately $200.0 million for the third quarter of fiscal year 2003, compared with approximately $250.0 million for the third quarter of the last fiscal year. Revenues from our domestic private industry clients continue to be affected by reductions in capital spending and cost-cutting measures by our clients, as well as margin pressure by our clients.

     Revenues from our international clients were approximately $70.0 million for the third quarter of fiscal year 2003, compared with approximately $58.0 million for the third quarter of fiscal year 2002. This increase was primarily due to the effect of foreign currency exchange fluctuations.

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

     Material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K/A for the year ended October 31, 2002.

Revenue Recognition

     We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. At July 31, 2003, we had over 12,000 active projects, none of which represented more than 4% of our total revenues for the nine months ended July 31, 2003. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

     We account for most of our contracts on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. Under the percentage-of-completion method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

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

     Cost-Plus Contracts. We have four major types of cost-plus contracts:

•	Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenues based on the actual labor costs, based on hours of labor effort, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services as revenues are recognized or in accordance with agreed-upon billing schedules. If the actual labor hours and other costs we expend are lower than the total number of labor hours and other costs we have estimated, our revenues related to cost recoveries from the project will be lower than originally estimated. If the actual labor hours and other costs we expend exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “also Change Orders and Claims.”).

•	Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs to arrive at a total dollar estimate for the project. We recognize revenues based on the actual total number of labor hours and other costs we expend at the cost plus fixed rate we negotiated. If the actual total number of labor hours and other costs we expend is lower than the total number of labor hours and other costs we have estimated, our revenues from that project will be lower than originally estimated. If the actual labor hours and other costs we expend exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see also Change Orders and Claims.).

•	Cost-Plus Award Fee. Certain cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, we may share award fees with subcontractors and/or our employees. We record accruals for fee sharing on a monthly basis as they are earned. We generally recognize revenues to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. We take the award fee or penalty on contracts into consideration when estimating sales and profit rates, and we record revenues related to the award fees when there is sufficient information to assess anticipated contract performance. On contracts that represent higher than normal risk or technical difficulty, we defer all award fees until an award fee letter is received. Once an award letter is received, the estimated or accrued fees are adjusted to the actual award amount.

•	Cost-Plus Incentive Fee. Certain of our cost-plus contracts provide for incentive fees based on performance against contractual milestones. The amount of the incentive fees varies, depending on whether we achieve above-, at-, or below-target results. We recognize revenues on these contracts assuming that we will achieve at-target results, unless we estimate our cost at completion to be materially above or below target. If our estimated cost to complete the project indicates that our performance is, or will be, below target, we adjust our revenues down to the below-target estimate. If our estimate to complete the project indicates that our performance is above target, we do not adjust our revenues up to correspond with our estimated higher level of performance unless authorization to recognize additional revenues is obtained from appropriate levels of management.

     Labor costs and subcontractor services are the principal components of our direct costs on cost-plus contracts, although some include materials and other direct costs. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Others include rate ceilings that limit reimbursability for general and administrative costs, overhead costs and materials handling costs. Recognition of revenues for these contracts are determined by taking into consideration such guaranteed price or rate ceilings. Revenues in excess of cost limitation or rate ceilings are recognized in accordance with “Change Orders and Claims” as described below.

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

     Fixed-Price Contracts. We enter into two major types of fixed-price contracts:

•	Firm Fixed-Price (“FFP”). Our FFP contracts have historically accounted for most of our fixed-price contracts. Under FFP contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method described above. We do not adjust our revenues downward if we incur costs below our original estimated costs. Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the contracted amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project. If our actual costs exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see also Change Orders and Claims.).

•	Fixed-Price Per Unit (“FPPU”). Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete. We are generally guaranteed a minimum number of service or production transactions at a fixed price, but our actual profit margins on any FPPU contract depend on the number of service transactions we ultimately complete. We recognize revenues under FPPU contracts as we complete and bill the related service transactions to our clients. If our costs per service transaction turn out to exceed our estimates, our profit margins will decrease and we may realize a loss on the project. If our actual costs exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see also Change Orders and Claims.).

     Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with negotiated billing rates. The majority of our time-and-material contracts are subject to maximum contract values, and accordingly, revenues under these contracts are recognized under the percentage-of-completion method. Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. Our time-and materials contracts also generally include annual billing rate adjustment provisions.

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

     Change orders and claims occur when changes are experienced once contract performance is underway. Change orders are sometimes documented and terms of such change orders agreed with the client before the work is performed. Sometimes circumstances require that work progresses without client agreement before the work is performed. Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

Goodwill

     Goodwill is no longer amortized, but is subject to annual impairment tests under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. We adopted SFAS 142 on November 1, 2001 and ceased to amortize goodwill on that date.

     We have completed our reviews of the recoverability of goodwill as of October 31, 2002, which indicated that no impairment of goodwill had been experienced. The adoption of SFAS 142 removed certain differences between book and tax income.

     We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company considering the average closing sales price of our common stock, interest-bearing obligations and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units based on discounted cash flows. We then compare the resulting fair values by reporting units to their respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

     Due to a decrease in our average closing stock price during the first quarter of fiscal year 2003, we evaluated goodwill for impairment at that time. In evaluating whether there was an impairment of goodwill, we took into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. We concluded that there was no impairment of goodwill at January 31, 2003. We do not believe any events have occurred that would trigger a possible impairment of goodwill during the third quarter of fiscal year 2003.

Allowance for Uncollectible Accounts Receivable

     We reduce our accounts receivable and accrued earnings in excess of billings on contracts in process by an allowance for amounts that may become uncollectible in the future. We determine estimated allowance for uncollectible amounts based on management’s evaluation of the financial condition of our clients. We regularly evaluate the adequacy of the allowance for uncollectible amounts by taking into consideration factors such as:

•	the type of client — governmental agencies or private sector client;

•	trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and

•	current economic conditions that may affect a client’s ability to pay.

Recently Issued Financial Accounting Standards

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

     In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Under the provisions of FIN 45, accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. Adoption of FIN 45 does not significantly impact our financial statements.

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

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the requirements of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and provides guidance to improve financial reporting for enterprises involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss or return from the variable interest entity’s activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For the variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for financial statements of interim or annual periods that end after June 15, 2003. We have completed our initial evaluation of the financial reporting requirements for enterprises involved with variable interest entities. Adoption of FIN 46 does not significantly impact our financial statements and we continue to evaluate any new variable interest entities that will be subject to the provisions of FIN 46, which may impact future reporting of our financial statements.

     EITF Consensus Issue No. 00-21 (the “EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have completed our initial evaluation and adoption of EITF 00-21 does not have a significant impact on our financial statements. We continue our evaluation to determine whether the reporting requirements of EITF 00-21 will impact our fiscal year 2003 financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 does not have a significant impact to our financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have completed our initial evaluation and adoption of SFAS 150 does not have a significant impact on our financial statements. We continue our evaluation to determine whether the reporting requirements of SFAS 150 will impact our fiscal year 2003 financial statements.

RESULTS OF OPERATIONS

Third quarter ended July 31, 2003 compared with July 31, 2002

   Consolidated

     Our revenues were $778.0 million for the quarter ended July 31, 2003, an increase of $194.1 million, or 33.2%, over the amount we reported for the same period last year. The increase in revenues was due to the EG&G acquisition, which provided an additional $220.9 million in revenues, as well as increased demand for our services to federal market clients. This increase was offset by a decrease in revenues from our private industry and state and local government clients, as discussed in the “Overview” section above.

     Direct operating expenses for the quarter ended July 31, 2003, which consist of direct labor, subcontractor costs and other direct expenses, increased by $131.6 million, or 37.2% over the amount we reported for the same period last year. This increase was primarily a result of the EG&G acquisition, which increased direct operating expenses by $153.8 million. This increase was offset by a decrease in direct operating expenses as a result of a reduced level of services required by our private industry and state and local government clients, as discuss in the “Overview” section above.

     Our gross profit was $292.9 million for the quarter ended July 31, 2003, an increase of $62.5 million, or 27.1%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the EG&G acquisition, which provided an additional $67.1 million in gross profit. This increase was offset by a decrease in gross profit from our private industry and state and local government clients, as discussed in the “Overview” section above.

     IG&A expenses for the quarter ended July 31, 2003 increased by $56.3 million, or 30.0%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $54.1 million of expenses attributable to the EG&G businesses. The remaining $2.2 million of the total increase in IG&A expenses was due to an increase of $1.7 million in depreciation and amortization expense as a result of the implementation of our new company-wide accounting and project management information system (the “Enterprise Resource Program” or “ERP”) and amortization of purchased intangible assets, and to increases in consulting fees, temporary labor and legal expenses. These increases were offset by decreases in indirect labor, repair and maintenance, and travel expenses. Net interest expense for the quarter ended July 31, 2003 increased by $8.3 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

     Our earnings before income taxes were $28.5 million for the quarter ended July 31, 2003, compared to $30.6 million for the same period last year. Our effective income tax rates for the quarters ended July 31, 2003 and 2002 were both approximately 40.0%.

     We reported net income available for common stockholders of $17.1 million, or $0.52 per share on a diluted basis, for the quarter ended July 31, 2003, compared with $18.4 million, or $0.70 per share on a diluted basis, for the same period last year.

     Our backlog of signed contracts was $2,639.4 million at July 31, 2003, as compared with $2,565.0 million at October 31, 2002.

   Domestic Segment Including Parent Company

     Revenues for the domestic segment were $707.9 million for the quarter ended July 31, 2003, an increase of $179.4 million, or 33.9%, over the amount we reported for the same period last year. The increase in revenues was due to the EG&G acquisition, which provided an additional $220.9 million in revenues and increased demand for our services to federal clients. This increase was offset by a decrease in revenues from our private industry and state and local government clients, as discussed in the “Overview” section above.

     Domestic direct operating expenses for the quarter ended July 31, 2003 increased $123.2 million, or 38.0% over the amount we reported for the same period last year. This increase was a result of the EG&G acquisition, which increased direct operating expenses by $153.8 million. This increase was offset by a decrease in direct operating expenses as a result of a reduced level of services provided to our private industry and state and local government clients as discuss in the “Overview” section above.

     Domestic gross profit was $260.4 million for the quarter ended July 31, 2003, an increase of $56.1 million, or 27.5%, over the amount we reported for the same period last year. The increase in domestic gross profit was primarily due to the EG&G acquisition, which provided an additional $67.1 million in gross profit. This increase was offset by a decrease in gross profit from our private industry and state and local government clients, as discussed in the “Overview” section above.

     IG&A expenses for the quarter ended July 31, 2003 increased $48.5 million, or 29.6%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $54.1 million of expenses attributable to the EG&G businesses, and to an increase of $1.7 million in depreciation and amortization expense as a result of the implementation of our new ERP and amortization of purchased intangible assets, as well as increases in consulting fees, temporary labor, and legal expenses. This increase was offset by decreases in indirect labor, rental, and travel expenses. Net interest expense for the quarter ended July 31, 2003 increased by $8.1 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

   International Segment

     Revenues for the international segment were $70.3 million for the quarter ended July 31, 2003, an increase of $12.7 million, or 22.0%, over the amount we reported for the same period last year. The increase in international revenues was primarily due to the effect of foreign currency exchange fluctuations.

     International direct operating expenses for the quarter ended July 31, 2003 increased $6.3 million, or 20.2%, over the amount we reported for the same period last year, primarily due to the effect of foreign currency exchange fluctuations. International gross profit was $32.4 million for the quarter ended July 31, 2003, an increase of $6.3 million, or 24.3%, over the amount we reported for the same period last year, primarily due to the effect of foreign currency exchange fluctuations. International IG&A expenses for the quarter ended July 31, 2003 increased $7.8 million, or 32.5%, over the amount we reported for the same period last year. The increase in IG&A expenses was due to increases in indirect labor, rental, and other miscellaneous expenses, as well as the effect of foreign currency fluctuations.

Nine months ended July 31, 2003 compared with July 31, 2002

  Consolidated

     Our revenues were $2,348.6 million for the nine months ended July 31, 2003, an increase of $657.3 million, or 38.9%, over the amount we reported for the same period last year. The increase in revenues was due to the EG&G acquisition, which provided an additional $676.3 million in revenues, as well as increased demand for our services to federal clients. This increase was offset by decreases in revenues from our private industry and our state and local government clients, as discussed in the “Overview” section above.

     Direct operating expenses for the nine months ended July 31, 2003, which consist of direct labor, subcontractor costs and other direct expenses, increased by $464.3 million, or 45.7% over the amount we reported for the same period last year, primarily as a result of the EG&G acquisition, which increased direct operating expenses by $479.3 million. This increase was offset by the decrease in direct operating expenses as a result of a reduced level of services provided to our private industry and state and local government clients, as discussed in the “Overview” section above.

     Our gross profit was $867.3 million for the nine months ended July 31, 2003, an increase of $193.0 million, or 28.6%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the EG&G acquisition, which provided an additional $197.0 million in gross profit. This increase was offset by a decrease in gross profit from our private industry and state and local government clients, as discussed in the “Overview” section above.

     IG&A expenses for the nine months ended July 31, 2003 increased by $183.7 million, or 33.0%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $162.4 million of expenses attributable to the EG&G businesses. The remaining $21.3 million of the total increase in IG&A expenses was due to an increase in depreciation and amortization expense as a result of the implementation of our new ERP and amortization of purchased intangible assets, and to increases in benefits, legal, consulting fees and temporary labor, rental, and insurance expenses. These increases were offset by a decrease in indirect labor, sales and business developments, and travel expenses. The conversion of our Series D Preferred Stock into common stock constituted a change in control as defined under the terms of our employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased benefit expense by $2.5 million. Net interest expense for the nine months ended July 31, 2003 increased by $25.9 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

     Our earnings before income taxes were $64.3 million for the nine months ended July 31, 2003, compared to $80.9 million for the same period last year. Our effective income tax rates for the nine months ended July 31, 2003 and 2002 were both approximately 40.0%.

     We reported net income available for common stockholders of $38.6 million, or $1.18 per share on a diluted basis, for the nine months ended July 31, 2003, compared with $48.6 million, or $1.86 per share on a diluted basis, for the same period last year.

   Domestic Segment Including Parent Company

     Revenues for the domestic segment were $2,163.8 million for the nine months ended July 31, 2003, an increase of $627.3 million, or 40.8%, over the amount we reported for the same period last year. The increase in revenues was due to the EG&G acquisition, which provided an additional $676.3 million in revenues and to an increase in demand for our services in the federal market. This increase was offset by a decrease in revenues from our private industry and state and local government clients, as discussed in the “Overview” section above.

     Domestic direct operating expenses for the nine months ended July 31, 2003 increased $446.2 million, or 47.6% over the amount we reported for the same period last year, primarily as a result of the EG&G acquisition, which increased direct operating expenses by $479.3 million. This increase was offset by a decrease in direct operating expenses resulting from decreased revenues from our private industry and state and local government clients, as discussed in the “Overview” section above.

     Domestic gross profit was $779.5 million for the nine months ended July 31, 2003, an increase of $181.0 million, or 30.3%, over the amount we reported for the same period last year. The increase in domestic gross profit was primarily due to the EG&G acquisition, which provided an additional $197.0 million in gross profit. This increase was offset by a decrease in gross profit from the state and local government clients, as discussed in the “Overview” section above.

     IG&A expenses for the nine months ended July 31, 2003 increased $173.3 million, or 35.7%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily due to the addition of $162.3 million of expenses attributable to the EG&G businesses. The remaining $11.0 million of the total increase in IG&A expenses was due to an increase in depreciation and amortization expense as a result of the implementation of our new ERP and amortization of intangible assets, as well as increases in benefits, consulting fees, temporary labor, insurance, and legal expenses. These increases were offset by decreases in indirect labor, sales and business development, rent, and travel expenses. The conversion of our Series D Preferred Stock into common stock constituted a change in control as defined under the terms of our employment arrangements with certain executives resulting in the accelerated vesting of restricted common stock previously granted, which increased benefit expense by $2.5 million. Net interest expense for the nine months ended July 31, 2003 increased by $25.6 million due to the additional indebtedness incurred in connection with the EG&G acquisition.

   International Segment

     Revenues for the international segment were $186.0 million for the nine months ended July 31, 2003, an increase of $24.8 million, or 15.4%, over the amount we reported for the same period last year. The increase was mainly due to the effect of foreign currency exchange fluctuations.

     International direct operating expenses for the nine months ended July 31, 2003 increased $12.9 million, or 15.1%, over the amount we reported for the same period last year, primarily due to the effect of foreign currency exchange fluctuations. International gross profit was $87.8 million for the nine months ended July 31, 2003, an increase of $11.9 million, or 15.7%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to the effect of foreign currency exchange fluctuations. International IG&A expenses for the nine months ended July 31, 2003 increased $10.4 million, or 14.6%, over the amount we reported for the same period last year. This increase was due to increases in indirect labor, sales and business development, benefits, and rental expenses, as well as the effect of foreign currency exchange fluctuations. This increase was offset by a decrease in legal expenses.

Liquidity and Capital Resources

     During the nine months ended July 31, 2003, we generated $133.3 million of cash from operations and $9.1 million of proceeds from sales of common stock and exercises of stock options. During the same period, we used $13.1 million for capital expenditures, repaid $27.3 million on the line of credit, and repaid $96.4 million in debt and capital leases, including scheduled payments of $11.7 million and unscheduled payments of $71.0 million on our senior secured credit facility.

     The strong operating cash flow was primarily due to improvements in the billing and collection of accounts receivable and net income generated by our subsidiaries. Consistent with our strategic priority to repay debt and de-leverage our balance sheet, we used a majority of our cash generated during the first nine months of the fiscal year to pay down debt and we expect to continue to repay debt and de-leverage our balance sheet in the future.

     As a professional services organization, we are not capital intensive. Capital expenditures historically have been for computer-aided design, accounting and project management information systems, and general-purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the first nine months of fiscal years 2003 and 2002 were $13.1 million and $46.3 million, respectively. The decrease for the nine months ended July 31, 2003 was due to the implementation of our new ERP, a majority of the costs of which were incurred in fiscal year 2002.

     Our primary sources of liquidity are cash flows from operations and borrowings under the credit line from our senior secured credit facility, if necessary. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that our primary sources of liquidity will provide sufficient resources to fund our operating and capital expenditure needs, as well as service our debt, for the next 12 months and beyond. We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivable. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Under certain circumstances, legal and contractual restrictions as well as the financial condition and operation requirements of our subsidiaries may limit our ability to obtain cash from our subsidiaries.

•	Collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance accounts for receivables as of July 31, 2003 and deemed it to be adequate; however, the current economic downturn may impact our clients’ credit-worthiness and our ability to collect cash from them to meet our operating needs.

Below is a table containing information for our contractual obligations and commercial commitments followed by narrative descriptions as of July 31, 2003.

		Principal Payments Due by Period
		(In thousands)

Long Term Contractual Obligations		Less Than			After 5
(Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years

As of July 31, 2003:
Senior secured credit facility:
Term loan A	$97,950	$14,560	$45,004	$38,386	$—
Term loan B	294,273	2,965	5,930	214,960	70,418
11½% senior notes (1)	200,000	—	—	—	200,000
12¼% senior subordinated notes	200,000	—	—	—	200,000
8 5/8% senior subordinated debentures (1)	6,455	—	6,455	—	—
6½% senior subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	47,871	15,660	25,680	6,531	—
Other indebtedness	1,333	355	895	83	—

Total debt	849,680	33,540	83,964	259,960	472,216
Operating lease obligations (2)	335,449	69,208	113,525	80,962	71,754

Total long term contractual obligations	$1,185,129	$102,748	$197,489	$340,922	$543,970

				Remaining
	Total	Total Committed to	Amount	Amount
Other Commitments	Commitment	Letters Of Credit	Drawn	Available

	(In thousands)
As of July 31, 2003:
Revolving line of credit (3)	$200,000	$48,315	$—	$151,685
Guarantee to Joint Venture (4)	$6,500	—	—	—
Indemnity agreement to Joint Venture Partner (5)	$25,000	—	—	—

(1)	Amounts shown exclude remaining original issue discounts of $4,109,000, $461,000 and $22,000 for the 11½% senior notes, 8 5/8% senior subordinated debentures, and the 6½% convertible subordinated debentures, respectively.

(2)	These operating leases are predominantly real estate leases.

(3)	Reflects the revolving line of credit under the senior secured credit facility and amounts committed to standby letters of credit as of July 31, 2003.

(4)	Amounts guaranteed in favor of Wachovia Bank, N.A. pursuant to the EC III, LLC (a 50%-owned unconsolidated joint venture) credit line facility, in a principal amount not to exceed $6,500,000.

(5)	An indemnity agreement in relation to general and administrative services provided to JT3, LLC (a 50%-owned joint venture). The agreement covers any potential losses and damages, and liabilities associated with lawsuits, in an amount not to exceed $25,000,000.

     Our Senior Secured Credit Facility. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we entered into a new senior secured credit facility, which provides for two term loan facilities in the aggregate amount of $475.0 million and a revolving credit line in the amount of $200.0 million. The term loan facilities consist of term loan A, a $125.0 million tranche, and term loan B, a $350.0 million tranche. As of July 31, 2003, we had outstanding $392.0 million in principal amount under the term loan facilities, outstanding standby letters of credit aggregating to $48.3 million and no outstanding balance drawn on the revolving line of credit. The amount available to us under our revolving credit line of credit was $151.7 million.

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

     Effective January 30, 2003, we amended our senior secured credit facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated EBITDA, as defined by the senior secured credit facility loan agreement, to 4.50:1 for the first three quarters of fiscal year 2003, 4.25:1 for the fourth quarter of fiscal year 2003 and 4.00:1 for the first quarter of fiscal year 2004. As a result of the amendment, the applicable interest rates for all borrowings initially increase by 0.25% through the second quarter of fiscal year 2004, but revert to the original interest rates if we achieve a leverage ratio of 3.90:1 or less for fiscal year 2003 or 3.75:1 or less for the first quarter of fiscal year 2004. The amendment also provides that the applicable interest rates for all borrowings will increase an additional 0.25% if our leverage ratio is greater than 3.70:1 and either Standard & Poor’s or Moody’s were to lower our implied senior credit rating to below BB- or Ba3, respectively. As of July 31, 2003, we were in compliance with the original and amended leverage ratio financial covenants. Also, we were in compliance with the other covenants required by the 11½% notes and the 12¼% notes.

     As amended, for both the term loan A and the revolving credit facility, the applicable margin over LIBOR will range between 2.25% and 3.50%. For the term loan B, the corresponding applicable margin over LIBOR will range between 3.25% and 4.00%. As of July 31, 2003, the LIBOR applicable margin was 3.25% for the term loan A and the revolving line of credit and 3.75% for the term loan B.

     We are required to prepay the loans under the senior secured credit facility with:

•	100% of the net cash proceeds of all assets disposed of by us and our subsidiaries guaranteeing the senior secured credit facility, net of selling expenses, taxes and prepayments of debt required in connection with the sale of such assets, subject to reinvestment rights within 270 days for asset dispositions in amounts less than $20.0 million and other limited exceptions;

•	100% of the net cash proceeds from the issuance of debt by us, provided that such percentage shall be reduced to 50% for any fiscal year in which our leverage ratio, measured as of the end of the preceding fiscal year, is less than 2.5 to 1, subject to limited exceptions;

•	50% of the net cash proceeds from the issuance of equity by us or our subsidiaries, subject to limited exceptions; and

•	during fiscal year 2003, 100% of excess cash flows (as defined under the senior secured credit facility and as required by the amendment), and commencing with fiscal 2004, 75% of excess cash flows, provided that such percentage shall be reduced to 50% for any fiscal year in which, measured as of the end of such fiscal year, our leverage ratio is less than 2.5 to 1, measured as of the end of such fiscal year.

     At our option, we may prepay the loans under the senior secured credit facility without premium or penalty, subject to reimbursement of the lenders’ prepayment fees in the case of prepayment of LIBOR loans.

     Substantially all of our operating domestic subsidiaries are guarantors of the senior secured credit facility on a joint and several basis. Our consolidated obligations are secured by a first priority perfected security interest in existing personal and real property, including a pledge of the capital stock of the subsidiary guarantors. Personal property and material real property we acquire in the future will also be included in the first priority perfected security.

     In addition to the leverage coverage ratio discussed above, our senior secured credit facility requires us to maintain a minimum current ratio of 1.5:1, and a minimum fixed charge coverage ratio, which varies over the term of the facility between 1.05:1 and 1.20:1. Neither of these two financial covenants were modified by the amendment. The leverage coverage ratio, as amended, decreases over the term of the facility from a maximum of 4.50:1 to a minimum of 3:1. We are required to submit a quarterly compliance certificate to the lender under the facility. We were fully compliant with these covenants as of July 31, 2003.

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

     11½% Senior Notes. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we issued $200.0 million in aggregate principal amount due at maturity of 11½% Senior Notes due 2009 (the “11½% notes”) for proceeds, net of $4.7 million of original issue discount, of $195.3 million. Interest on the 11½% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. The notes are effectively subordinate to our senior secured credit facility and senior to our subordinated indebtedness, including the 12¼% notes, the 8 5/8% debentures and the 6½% debentures described below. As of July 31, 2003, all amounts remained outstanding under the 11½% notes.

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

     12 1/4% Senior Subordinated Notes. In June 1999, we issued $200 million in aggregate principal amount of 12 1/4% Senior Subordinated Notes due 2009 (the “12 1/4% notes”), all of which remained outstanding at July 31, 2003. Interest on the 12 1/4% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12 1/4% notes are subordinate to our senior secured credit facility and our 11 1/2% notes.

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

     8 5/8% Senior Subordinated Debentures. Our 8 5/8% debentures are due in 2004. Interest on these debentures is payable semi-annually in January and July of each year. Our 8 5/8% debentures are subordinate to our senior secured credit facility and the 11 1/2% notes. As of July 31, 2003, we owed $6.5 million on the 8 5/8% debentures.

     6 1/2% Convertible Subordinated Debentures. Our 6 1/2% debentures are due in 2012 and are convertible into shares of common stock at the rate of $206.30 per share. Interest on these debentures is payable semi-annually in February and August of each year. Sinking fund payments calculated to retire 70% of our 6 1/2% debentures prior to maturity began in February 1998. Our 6 1/2% debentures are subordinate to our senior secured credit facility and the 11 1/2% notes. As of July 31, 2003, we owed $1.8 million on the 6 1/2% debentures.

     Revolving Line of Credit. Our average daily revolving line of credit balances for the three-month periods ended July 31, 2003 and 2002 were $3.1 million and $0.7 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended July 31, 2003 and 2002 were $20.0 million and $10.0 million, respectively. Our average daily revolving line of credit balances for the nine-month periods ended July 31, 2003 and 2002 were $25.7 million and $4.3 million, respectively. The maximum amounts outstanding at any point in time during the nine-month periods ended July 31, 2003 and 2002 were $70.0 million and $31.8 million, respectively.

     The revolving line of credit is used to fund our daily operating cash needs. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. Our regular daily cash needs follow a predictable pattern that typically follows our payroll cycles, which drives, if necessary, our borrowing requirements.

     Foreign Credit Lines. We maintain foreign lines of credit which are collateralized by assets of foreign subsidiaries. At July 31, 2003 and October 31, 2002, these foreign lines of credit provided for advances up to $2.7 million and $12.5 million, respectively. At July 31, 2003 and October 31, 2002, there were no amounts outstanding under the foreign lines of credit, respectively.

     Capital Leases. As of July 31, 2003, we had $47.9 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment, and furniture.

     Operating Leases. As of July 31, 2003, we had approximately $335.4 million in obligations under our operating leases, consisting primarily of real estate leases.

     Other Related-Party Transactions. Mr. Koffel, Mr. Ainsworth, Mr. Rosenstein and certain of our other officers and employees have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted stock and the payment of withholding taxes due with respect to such exercises and vesting. Certain of our officers and employees may continue to dispose of shares of our common stock in this manner and for similar purposes.

     In August 2002, the Company issued 100,000 shares of Series D Preferred Stock to Carlyle-EG&G, L.L.C. and EG&G Technical Services Holdings, L.L.C. (both of whom are affiliates of TCG Holdings, L.L.C.) in connection with the EG&G acquisition. The Series D Preferred Stock was subsequently converted (by a vote of the stockholders at a Special Meeting held on January 28, 2003) into a total of 2,106,674 shares of common stock (the “Series D Conversion”). As a result of the Series D Conversion, TCG Holdings, L.L.C. became the beneficial owner of an aggregate of 7,064,033 shares, or approximately 22%, of our outstanding common stock. The Series D Conversion constituted a change of control as defined under the terms of the employment arrangements with certain of our executives, resulting in, among other things, the accelerated vesting of an aggregate of 212,500 shares of restricted common stock previously granted. In order to satisfy tax withholding obligations arising from the vesting of their restricted stock, the executives have surrendered an aggregate of 75,381 shares of common stock to the Company, respectively.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our credit facility. During the first nine months of fiscal year 2003, we did not enter into any interest rate derivatives due to our current percentage of fixed interest rate debt and to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment.

     Enterprise Resource Program (ERP). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and convert to a new ERP purchased from PeopleSoft, Inc. (formerly J.D. Edwards & Company). As of July 31, 2003, approximately one third of our revenues are processed on this ERP system. The remaining eight legacy systems will be converted over the next two year.

     We estimated that the capitalized costs of implementing the new ERP system, including hardware, software licenses, consultants, and internal staffing costs, will be approximately $65.0 million, excluding conversion of EG&G’s ERP system. As of July 31, 2003, we had incurred total capitalized costs of approximately $58.9 million for this project, with the remaining costs to be incurred through fiscal year 2005. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

     Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our future results:

We are experiencing the adverse effects from the current economic downturn. If the current downturn continues, our revenues and profits could decline and our financial condition may deteriorate.

     In response to reduced revenues caused by the current economic downturn, our clients are likely to cut costs and delay, curtail or cancel projects with us. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. Our clients may also demand better pricing terms. In addition, the current economic downturn may impact our clients’ ability to pay our bills and our ability to collect cash from them to meet our operating needs. Accordingly, if current economic conditions do not improve, our revenues and profits could decline and our financial condition may deteriorate.

Funding for many of our multi-year government contracts must be appropriated each year. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenues and profits from that contract.

     We derive a significant amount of our revenues from multi-year government contracts, many of which are appropriated on an annual basis. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If legislative appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenues and profits from that contract.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business.

     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, and Department of Defense security regulations, as well as may other rules and regulations. These laws and regulations affect how we do business with our clients and in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

Most of our government contracts are awarded through a regulated competitive bidding process. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

     Most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under the government contracts. In addition, government clients can generally terminate or modify their contract at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

A negative government audit could result in an adverse adjustment of our revenues and costs, could impair our reputation and could result in civil and criminal penalties.

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

     Moreover, our internal controls may not prevent improper conduct. If the agencies determine that we or a subcontractor engaged in improper conduct, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition. In addition, we could suffer serious harm to our reputation. Our internal controls may not prevent improper conduct.

Unexpected termination of our backlog of orders could harm our operations and adversely affect our future revenues.

     Our contract backlog consists of the amount billable at a particular point in time for future services under signed contracts, including the full term of multi-year government contracts for which funds must be appropriated on an annual basis. We include indefinite delivery/indefinite quantity contracts, which are executed contracts requiring the issuance of task orders, in contract backlog only to the extent the task orders are actually issued and funded. The contracts comprising our backlog estimates may not result in actual revenues in any particular period. These estimates are based on our experience under these contracts and similar contracts and may not be accurate. Unexpected termination of our backlog of orders could harm our operations and adversely affect our future revenues.

If we are unable to accurately estimate the overall risks, revenues or costs on a contract, then we may incur a lower profit or loss on the contract.

     We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and consequently, we will realize a profit on the fixed-price contract only if we can control our costs and prevent cost over-runs on the contract. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these types of contracts is driven by billable headcount and control of costs over-runs.

     Accounting for a contract requires judgment relative to assessing the contract’s estimated risks, revenues and costs and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenues and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance. If we are unable to accurately estimate the overall revenues or costs on a contract, then we may experience a lower profit or a higher loss on the contract.

If we guarantee the performance standards of a project, we could incur additional costs to cover our guarantee obligations.

     In some instances we guarantee that a project, when completed, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards. In some cases, where we fail to meet required performance standards, we may also be subject to agreed upon damages, which are fixed in amount by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, a loss on that project.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and reduced profit or loss on the project.

     We occasionally perform projects jointly with outside partners in order to enter into subcontracts, joint ventures and other contractual arrangements so that we can jointly bid on and execute a particular project. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

Our substantial indebtedness could adversely affect our financial condition.

     We are a highly leveraged company. As of July 31, 2003, we had approximately $845.1 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

•	it may limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	it may place us at a competitive disadvantage if we are more highly leveraged than our competitors;

•	it may restrict us from making strategic acquisitions or exploiting business opportunities;

•	it may make us more vulnerable to a downturn in our business or the economy; and

•	it may require us to dedicate a substantial portion of our cash flows from operations to the repayments of our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures and other general corporate purposes.

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

     In addition, our senior secured credit facility restricts our ability to enter into negative pledge agreements and imposes restrictions on our ability to make capital expenditures. Our senior secured credit facility also requires that we maintain certain financial ratios, which we may not be able to do. The covenants in our various debt instruments may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

We may incur substantial costs of compliance with, or liabilities under, environmental laws and regulations.

     A substantial portion of our business involves the planning, design and program and construction management of pollution control facilities as well as the assessment and management of remediation activities at hazardous waste sites and military bases. We also contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. Federal laws, including the Resource Conservation and Recovery Act of 1976, as amended, or RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, as well as various state and local laws strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. In addition, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could impact our revenues.

     Federal and state laws, regulations, and programs related to pollution and environmental protection generate, either directly or indirectly, much of our environmental business. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that may have a material effect on our revenues.

Our liability for damages due to legal proceedings may be significant. Our insurance may not be adequate to cover this risk.

     Various legal proceedings are pending against us and our subsidiaries alleging, among other things, breaches of contract, failure to comply with environmental laws and regulations or negligence in connection with our performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage. Some actions involve allegations that are not insured. If we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity, which could impair our operations.

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

A general decline in U.S. defense spending could harm our operations and adversely affect our future revenues.

     Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented 32% our total revenues for the first nine months of fiscal year 2003. While spending authorization for defense-related programs have increased significantly in recent years due to greater homeland security and foreign military commitments and to a general outsourcing trend, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A general decline in United States defense spending could harm our operations and adversely affect our future revenues.

Our overall market share will decline if we are unable to compete successfully in our industry.

     We operate in highly fragmented and competitive worldwide market in our service areas. As a result, we compete with many domestic and international engineering and consulting firms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we compete. In addition, some of our competitors have substantially more financial resources and/or financial flexibility than we do. Furthermore, the engineering and design industry is undergoing consolidation, particularly in the United States. If our competitors consolidate, they will likely increase their market share and gain economies of scale that enhance their ability to compete with us. These competitive forces could have a material adverse effect on our business, financial condition and results of operations by reducing our relative share in the markets we serve.

Ownership of our common stock is concentrated among a few major stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

     As of July 31, 2003, our officers and directors and their affiliates beneficially owned approximately 48% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

Because we rely heavily on our senior executive staff and other qualified technical professionals, a failure to attract and retain key professional personnel could impair our ability to provide services to our clients and otherwise conduct our business effectively.

     The ability to attract, retain and expand our staff of qualified technical professionals is an important factor in determining our future success. A shortage of professionals qualified in certain technical areas exists from time to time in our industry. The market for these professionals is competitive, and we may not be successful in our efforts to continue to attract and retain such professionals. In addition, we rely heavily upon the experience and ability of our senior executive staff and the loss of a significant number of these individuals could impair our ability to provide technical services to our clients and conduct our business effectively.

Our international operations are subject to a number of risks that could harm our operations and adversely affect our future revenues.

     As a worldwide provider of engineering services, we have operations in over 20 countries and derived approximately 8% and 10%, respectively, of our revenues from international operations for the nine months ended July 31, 2003 and the fiscal year 2002, respectively. International business is subject to a variety of special risks, including:

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

These and other risks associated with international operations could harm our overall operations and adversely affect our future revenues. In addition, services billed through foreign subsidiaries are attributed to the international category of our business, regardless of where the services are performed and conversely, services billed through domestic subsidiaries are attributed to a domestic category of clients, regardless of where the services are performed. As a result, our exposure to international operations may be more or less than the percentage of revenue we attribute to the international category.

Our international operations may require our employees to travel to high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

     As a worldwide provider of engineering services, we dispatch employees to various countries around the world. A country may represent a high security risk because of its political, social or economic upheaval such as war, civil unrest or ongoing acts of terrorism. Senior level employees and other key employees may be deployed to provide services in high security risk countries. As a result, it is possible that our employees may suffer injury or death, repatriation problems or other unforeseen costs and risks in the course of their international projects, which could negatively impact our operations.

If we do not successfully integrate our new accounting and project management systems, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems.

     We are in the process of designing, testing and installing a new company-wide accounting and project management system. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our customers and collect cash in a timely manner. Our current efforts to integrate EG&G’s operations with our own may further complicate implementation of the new system. If we ultimately decide to reject the new system, we may write off the costs incurred in connection with its implementation., which will impair our profits and negatively impact earnings.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations, and new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

     As of July 31, 2003, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

Failure to integrate acquired businesses or assets successfully will prevent us from achieving the anticipated cost savings and other benefits on which our decision to consummate any acquisition would have been based.

     We have completed five significant acquisitions since 1996 and we will continue to pursue growth through selective strategic acquisitions of businesses and assets. However, we will only achieve the efficiencies, cost reductions and other benefits, such as diversification of our current portfolio of clients and services, which we would expect to result from these acquisitions if we successfully integrate the administrative, finance, technical and marketing organizations of acquired business and assets, and implement appropriate operations, financial and management systems and controls. We may have insufficient management resources to accomplish integrations, and even if we are able to do so successfully, we may not realize the level of cost savings and other benefits that we expected to achieve.

The integration of acquired operations with our own involves a number of risks, including:

•	the disruption of our business and the diversion of our management’s attention from other business concerns;

•	unanticipated expenses related to integration;

•	the potential failure to realize anticipated revenue opportunities associated with acquisitions;

•	the possible loss of our key professional employees or those of the acquired businesses;

•	the potential failure to replicate our operating efficiencies in the acquired businesses’ operations;

•	our increased complexity and diversity compared to our operations prior to an acquisition;

•	the possible negative reaction of clients to any acquisitions; and

•	unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

Delaware law and our charter documents and the change of control provisions of our outstanding notes may impede or discourage a takeover, which could cause the market price of our shares to decline.

     We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock. In addition, if we undergo a change of control, we may be required to repurchase our 11 1/2% notes and our 12 1/4% notes, in each case at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. This feature of certain of our outstanding notes may also discourage a person or a group from attempting to acquire us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our senior secured credit facility. Based on outstanding indebtedness of $392 million under our senior secured credit facility at July 31, 2003, if market rates averaged 1% more in the next twelve months, our net of tax interest expense would increase by approximately $2.3 million. Conversely, if market rates averaged 1% less over the next twelve months, our net of tax interest expense would decrease by approximately $2.3 million.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     (b)  Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     (c)  Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 5 of the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed herewith:

2.1	First Amendment to Agreement and Plan of Merger, dated August 21, 2003, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., Carlyle-EG&G Holdings Corp,. Lear Siegler Services, Inc., and EG&G Technical Services Holdings, L.L.C.

3.1	Certificate of Elimination, as filed with the Secretary of the State of Delaware on July 23, 2003.

4.1	First Amendment to Escrow Agreement, dated as of August 21, 2003, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., EG&G Technical Services Holdings, L.L.C., and State Street Bank and Trust Company of California, N.A., as the escrow agent.

10.1	Employment agreement, dated May 19, 2003, between URS Corporation and Reed N. Brimhall, Vice President, Corporate Controller.

10.2	Employment agreement, dated June 15, 2003, between URS Corporation and Mary Sullivan, Vice President of Human Resources.

10.3	Employment agreement, dated July 1, 2003, between URS Corporation and Irwin L. Rosenstein, Chairman of URS division.

10.4	Amendment to Employee Stock Purchase Plan of URS Corporation dated July 14, 2003.

31.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended July 31, 2003:

•	Report on Form 8-K, dated May 1, 2003, relating to our press release announcing the appointment of Reed N. Brimhall as our Vice President, Corporate Controller.

•	Report on Form 8-K, dated June 12, 2003, relating to our earnings release for the second quarter of fiscal 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 15, 2003	URS CORPORATION
/s/ Kent P. Ainsworth

Kent P. Ainsworth
Executive Vice President and
Chief Financial Officer

Exhibit No.	Description

2.1	First Amendment to Agreement and Plan of Merger, dated August 21, 2003, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., Carlyle-EG&G Holdings Corp,. Lear Siegler Services, Inc., and EG&G Technical Services Holdings, L.L.C.

3.1	Certificate of Elimination, as filed with the Secretary of the State of Delaware on July 23, 2003.

4.1	First Amendment to Escrow Agreement, dated as of August 21, 2003, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., EG&G Technical Services Holdings, L.L.C., and State Street Bank and Trust Company of California, N.A., as the escrow agent.

10.1	Employment agreement, dated May 19, 2003, between URS Corporation and Reed N. Brimhall, Vice President, Corporate Controller.

10.2	Employment agreement, dated June 15, 2003, between URS Corporation and Mary Sullivan, Vice President of Human Resources.

10.3	Employment agreement, dated July 1, 2003, between URS Corporation and Irwin L. Rosenstein, Chairman of URS division.

10.4	Amendment to Employee Stock Purchase Plan of URS Corporation dated July 14, 2003.

31.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.