Form 10-K
period 2003-10-31
URS CORP /NEW/
filed 2004-01-22
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to
Commission file number 1-7567

URS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-1381538
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

600 Montgomery Street, 26th Floor
San Francisco, California	94111-2727
(Address of principal executive offices)	(Zip Code)
(415) 774-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class:	which registered:

Common Shares, par value $.01 per share	New York Stock Exchange Pacific Exchange

8 5/8 % Senior Subordinated Debentures due 2004	New York Stock Exchange

6 ½% Convertible Subordinated Debentures due 2012	New York Stock Exchange Pacific Exchange

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

On January 2, 2004, there were 33,788,476 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock of the registrant held by non-affiliates on January 2, 2004 and April 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $652.1 million and $242.0 million, respectively, based upon the closing sales price of the registrant’s Common Stock on such date as reported in the consolidated transaction reporting system. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Common Stock of the registrant are deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

A portion of Item 5 of Part II and items 10, 11, 12, and 14 of Part III incorporate information by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 23, 2004.

URS CORPORATION AND SUBSIDIARIES

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to our operating performance, our claims and legal proceedings, our capital resources and our future growth opportunities. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: the continuation of the recent economic downturn; our continued dependence on federal, state and local government appropriations for multi-year contracts; changes in regulations applicable to us; our ability to manage our contracts; our highly leveraged position; our ability to service our debt; outcomes of pending and future litigation; industry competition; our ability to attract and retain qualified professionals; risks associated with international operations; our ability to successfully integrate our accounting and management information systems; our ability to integrate future acquisitions successfully; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19, Risk Factors That Could Affect Our Financial Condition and Results of Operations beginning on page 36, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

	PART III
Item 10.	Executive Officers and Directors	95
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management	95
Item 13.	Certain Relationships and Related Transactions	96
Item 14.	Principal Accountant Fees and Services	96
	PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	96

ITEM 1. BUSINESS

Summary

     We are one of the largest engineering design services firms worldwide and one of the nation’s leading federal government contractors for operations and maintenance services. We execute large and complex engineering projects and provide a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services. Over the past several years, we have grown our business through internal initiatives and strategic acquisitions, thus diversifying our client base, increasing the range of services we offer and expanding the markets we serve.

     Prior to fiscal 2003, we were organized geographically into reporting segments, consisting of the Domestic Division and the International Division. Our Domestic Division was comprised of all offices located in the United States of America. The International Division was comprised of all offices in the United Kingdom, Western Europe, the Middle East, the Asia/Pacific region (including Australia, China, Indonesia, New Zealand, and Singapore) and the Americas (including Canada, Mexico, and Central and South America, but excluding the U.S.).

     During the fourth quarter of fiscal 2003, we organized our operations into two business divisions: the URS Division and the EG&G Division. These two divisions operate under separate management groups and produce discrete financial information. Their operating results also are reviewed separately by management. The information disclosed in our consolidated financial statements is based on the two divisions, which comprise our organizational structure as of October 31, 2003. For information on our business by segment, please refer to Note 8, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Clients, Services and Markets

     We market our services to federal government agencies, primarily the Departments of Defense and Homeland Security, state and local government agencies, private industry, and international clients through our extensive network of approximately 300 offices and contract specific job sites across the U.S. and in more than 20 foreign countries. We currently have more than 12,000 active projects, with no single project accounting for more than 4% of our revenues for fiscal 2003.

     Our expertise is focused on eight key markets: surface transportation, air transportation, rail transportation, industrial process, facilities and logistics support, water/wastewater treatment, hazardous waste management and military platforms support.

     The following table summarizes our revenues, representative services and representative markets by client type for our fiscal year ended October 31, 2003. We believe that while most of our business projects are accurately classified in this table, some may not fit precisely within any of these classifications.

% of
Client Type	Revenues	Representative Services		Representative Markets

Federal Government	43%	•	Operations and Maintenance	•	Facilities and Logistics Support Services
		•	Systems Engineering and Technical Assistance	•	Military Platforms Support
		•	Planning and Design	•	Hazardous Waste Management
		•	Program Management
		•	Construction Management

State and Local	22%	•	Planning and Design	•	Surface, Rail and Air Transportation
Government		•	Program Management	•	Facilities and Logistics Support Services
		•	Construction Management	•	Hazardous Waste Management
				•	Water/ Wastewater Treatment

Private Industry	27%	•	Planning and Design	•	Industrial Process
		•	Program Management	•	Facilities and Logistics Support Services
		•	Construction Management	•	Hazardous Waste Management
				•	Water /Wastewater Treatment

International	8%	•	Planning and Design	•	Surface, Rail and Air Transportation
		•	Program Management	•	Facilities and Logistics Support Services
		•	Construction Management	•	Hazardous Waste Management
		•	Operations and Maintenance	•	Water/ Wastewater Treatment
				•	Industrial Process

Clients

     We provide our services to a broad range of domestic and international clients, including federal, state and local government agencies and multinational private industry clients located both in the U.S. and abroad. The following table summarizes the primary client type serviced by our URS and EG&G Divisions, as separate reporting segments, for the fiscal year ended October 31, 2003. While we believe that the information is accurately classified in the following table, some client types may not fit precisely within any of these classifications.

Clients	URS Division	EG&G Division

Federal Government	✓	✓
State and Local Government	✓	—
Private Industry	✓	—
International	✓	—

✓	represents a primary client type for the division.

—	represents that the client type listed is not a primary client type for the division.

     Federal Government. We derived approximately 43% of our revenues from federal government agencies during fiscal 2003, excluding revenues arising from federal grants or matching funds allocated to and passed through state and local government agencies. We are a large government contractor, providing services to the Departments of Defense, Homeland Security, Justice, Energy and Treasury, the Environmental Protection Agency, NASA, the United States Postal Service and the General Services Administration. We provide federal government clients with the capabilities required to take a project from conception through post-completion operations and maintenance. Following a steady decline in uniformed and civilian personnel levels throughout the 1990s, the Department of Defense has used contractors for large, multi-service government outsourcing contracts in support of military operations. Through our EG&G Division, we specialize in the operations and maintenance of military and federal installations, flight training, emergency preparedness and homeland security, weapons systems engineering and modernization and aircraft, tracked, wheeled vehicle, and ground support equipment maintenance. Our capabilities also include the planning and design of government facilities and infrastructure, including security-related upgrades for government buildings, the remediation of contaminated sites and the support of disaster relief efforts.

     State and Local Government. We derived approximately 22% of our revenues from state and local government agencies during fiscal 2003. Our state and local government agency clients include various local municipalities, community planning boards, state and municipal departments of transportation and public works, transit authorities, water and wastewater authorities, environmental protection agencies, school boards and authorities, judiciary agencies, public hospitals and airport authorities. In the United States, substantially all spending for infrastructure – transportation facilities, public buildings and water and wastewater systems — is coordinated through these agencies. Over the past decade, public sector infrastructure projects have become larger and more complex, requiring extensive resources and diverse technical capabilities. Our scale, geographic reach and technical expertise allow us to provide a range of services from planning and design through management of construction for these larger and increasingly complex public sector infrastructure projects. Our transportation capabilities encompass highways, bridges and interchanges, mass transit systems and airports; our facilities projects range from public schools and universities, to health care, criminal justice and correctional facilities; and our expertise in water resources includes water supply, treatment and distribution systems, dams and reservoirs and wastewater treatment facilities. Our revenues from federal grants or matching funds provided to state and local government agencies are classified as revenues from state and local government agencies.

     Private Industry. We derived approximately 27% of our revenues from private industry clients during fiscal 2003. Our private industry clients include various Fortune 500 clients, many with international operations, from a broad range of industries, including petrochemical, pharmaceutical, telecommunications, oil and gas, power, semiconductor, mining and forestry. Over the past several years, many of these companies have reduced the number of service providers they use, selecting larger, multi-service contractors with international operations in order to control overhead costs. In fiscal 2003, we have established new and renewed preferred provider relationships with some key clients such as, Ashland, Chevron Texaco, Rohm and Haas, and Tennessee Valley Authority (TVA), thereby benefiting from the trend toward consolidation of outsourced service providers, particularly in the areas of environmental engineering and compliance and support services. For many of our clients, our professionals serve as an extension of the client’s staff, providing planning, design, remediation and implementation services at multiple sites. In addition to supporting ongoing industrial operations, we provide environmental services for mergers and acquisitions, property transfers and land redevelopment and re-use projects. We also provide architectural design for new or expanded facilities and engineer process improvements that optimize operating efficiency.

     International Business. We derived approximately 8% of our revenues from international operations for the fiscal year ended October 31, 2003. The focus of our international business is to provide a range of services to multinational and local private industry clients and governmental agencies.

Services

     We provide professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services to local, state and federal government agencies, as well as private industry and foreign clients. We provide our services through a network of offices and contract-specific job sites. In addition, we provide some of our services as subcontractors or through joint ventures or other partnerships with other service providers. The following table summarizes the services provided by our URS and EG&G Divisions, as separate reporting segments, for the fiscal year ended October 31, 2003. We believe that while most of our business projects are accurately classified in the following table, some may not fit precisely within any of these classifications.

Services	URS Division	EG&G Division

Planning and Design	✓	—
Systems Engineering and Technical Assistance	—	✓
Construction Management	✓	—
Program Management	✓	✓
Operations and Maintenance	✓	✓

✓ represents that the division provides the listed services.

— represents that the division does not provide the listed services.

     Planning and Design. Our planning and design services include technical and economic feasibility studies, the analysis of alternative designs and environmental impacts, and the development of conceptual and final design documents, specifications and estimates. The planning process is typically used to develop a blueprint, or overall scheme for a project. Our planning services include master planning, land use planning, transportation planning, permitting and ensuring compliance with applicable regulations.

     Based on the project requirements identified in the planning phase, we integrate and coordinate the various design elements. The product that results from our design services is a set of contract documents that may include detailed plans, material specifications and construction cost estimates and schedules, all of which are then used by our clients in the construction of a project.

     We provide planning and design services for new facilities and for the renovation and expansion of existing facilities, including bridges, highways, roads, airports, mass transit systems, railroads, schools, courthouses, hospitals, and water and wastewater treatment facilities. We also use our planning and design capabilities to support homeland defense and global threat reduction programs, as well as for remediation activities at military bases and environmental assessment, due diligence and permitting at commercial and industrial facilities.

     Systems Engineering and Technical Assistance. We provide a broad range of systems engineering and technical assistance services to all branches of the U.S. military, from supporting new weapons systems design and development activities to providing modernization solutions for aging weapons systems. We have the expertise to support a wide range of platforms including aircraft and helicopters, tracked and wheeled vehicles, ships and submarines, shelters and ground support equipment. Representative systems engineering and technical assistance services include:

•	operational requirements definition;

•	specification development;

•	interface control;

•	requirements control and traceability;

•	open system architecture development;

•	review of hardware and software design data; and

•	development of engineering documentation.

     We support a number of activities including technology insertion, system modification, installation of new systems/equipment, design of critical data packages, and configuration management.

     Construction Management. Our construction management services involve serving as the client’s representative and monitoring a project’s schedule, cost and quality. As construction managers, we typically oversee and coordinate the activities of construction contractors, providing on-site supervision and inspection of the contractors’ work. Our services include:

•	scheduling of both the design and construction phases of a project;

•	construction and life-cycle cost estimation;

•	cash flow analyses;

•	value engineering;

•	constructability reviews;

•	environmental and specialized engineering;

•	bid evaluation; and

•	construction or demolition of buildings.

     Although we may act as a general contractor or sub-contractor on some demolition and environmental contracts, we generally do not pursue “low bid” fixed-price construction contracts.

     Program Management. We provide comprehensive services for the management of large military programs for naval, ground, vessel and airborne platforms. These services include logistics planning, acquisition management, risk management of weapons systems, safety management and subcontractor management. We also provide program management for large capital improvement programs, which includes planning, coordination, schedule and cost control, and design, construction, and commissioning oversight.

     Operations and Maintenance. We provide operations and maintenance services in support of large military installations and operations. Our services include:

•	management of base logistics, including oversight of construction, testing and operation of base systems and processes;

•	operation and maintenance of chemical agent disposal systems;

•	comprehensive military flight training services; and

•	support of high security systems.

     The management of military base logistics involves overseeing the operation of government warehousing and distribution centers, as well as government property and asset management. We also provide a range of maintenance, modification, overhaul and life service extension services for vehicles, vessels and aircraft. In addition, we provide comprehensive military flight training services for fixed wing and rotary wing aircraft.

Markets

     Our expertise is focused on eight key markets: surface transportation, air transportation, rail transportation, industrial process, facilities and logistics support services, water/wastewater treatment, hazardous waste management and military platforms support. Our domestic and international network of offices allows us to perform business development and sales activities on a localized basis. In addition, for large scale projects and multinational clients, we coordinate national and international marketing efforts on a company-wide basis.

     The following table summarizes the markets served by our URS and EG&G Divisions, as separate reporting segments, for our fiscal year ended October 31, 2003. We believe that while most of our business projects are accurately classified in this table, some may not fit precisely within any of these classifications.

Markets	URS Division	EG&G Division

Surface Transportation	✓	—
Air Transportation	✓	—
Rail Transportation	✓	—
Industrial Process	✓	—
Facilities and Logistics Support	✓	✓
Water/Wastewater Treatment	✓	—
Hazardous Waste Management	✓	✓
Military Platforms Support	—	✓

✓ represents that the division serves this market.

— represents that the division does not serve this market.

     Surface Transportation. We provide a full range of planning and design services for all types of surface transportation systems and networks, including:

•	highways, bridges, tunnels and interchanges;

•	toll facilities;

•	intelligent transportation systems; and

•	port and marine structures.

     Historically, we have emphasized the design of new transportation systems, but in recent years we have focused on the rehabilitation and expansion of existing systems.

     Air Transportation. We provide comprehensive services for the development of new airports and the modernization and expansion of existing facilities, including:

•	airport terminals, hangars, and air cargo buildings;

•	air traffic control towers;

•	runways and taxiways;

•	baggage, communications, and fueling systems; and

•	infrastructure systems such as people movers, roadways, parking garages and utilities.

     We have completed projects at both general aviation and large-hub international airports throughout the world. In the growing area of security systems at airports, we provide a full range of planning and design, program and construction management and operations and maintenance services.

     Rail Transportation. We provide services to freight and passenger railroads and urban mass transit agencies. We have planned, designed and managed the construction of commuter rail systems, freight rail systems, heavy and light rail transit systems and high-speed rail systems. Our specialized expertise in transportation structures, including terminals, stations, parking facilities, bridges, tunnels and power, signals and communications systems, complements these capabilities.

     Industrial Process. We provide a broad range of industrial process services, including facility site locating and permitting, environmental management and pollution control, waste management and remediation engineering, process engineering and design and property redevelopment. Our clients in this market are primarily Fortune 500 companies.

     Facilities and Logistics Support Services. We provide design services for new facilities and the rehabilitation and expansion of existing facilities. We design a broad range of building types, including facilities used for education, criminal justice, healthcare, transportation and sports and recreation purposes. We provide historic preservation, adaptive reuse and seismic upgrade services. We also provide comprehensive services for the operation and maintenance of complex government installations, including military bases and ranges. Logistics support services, which focus on the development of integrated logistics chains to ensure readiness and rapid response, are provided to a number of Department of Defense agencies. In addition, we provide logistics support services for the management and operation of warehousing and distribution centers, and government property and asset management.

     Water/Wastewater Treatment. We provide services for the planning, design and construction of all types of water/wastewater treatment facilities and systems. Services are provided for new and expanded water supply, storage, distribution and treatment systems, municipal wastewater treatment and sewer systems, and watershed, storm water management and flood control systems. We also provide design and seismic retrofit of earth, rockfill and roller-compacted concrete dams, as well as the design of reservoirs and impoundments, including mine tailings disposal and large outfall structures.

     Hazardous Waste Management. We provide a variety of services relating to hazardous waste management, air pollution management and global threat reduction. Our hazardous waste management services include planning and conducting initial site investigations, designing remedial actions for site clean-up and providing construction management services during the site clean-up process. Our air pollution management services include air quality monitoring and design modifications required to meet national and local air quality standards. Our specialized global threat reduction services focus on the elimination and dismantlement of nuclear, chemical and biological weapons of mass destruction (“WMD”). These services include providing technical WMD advisory services and training client personnel who are responsible for the operation and maintenance of chemical agent disposal facilities.

     Military Platforms Support. We provide a variety of services to the Department of Defense in the support of military operations, including:

•	weapons system design and modernization;

•	maintenance, modification and overhaul services for aircraft, tracked and wheeled vehicles and ground support equipment;

•	development of emergency response strategies and first responder training for the military and other federal agencies;

•	technical advisory services and training for the elimination and dismantlement of weapons of mass destruction;

•	undergraduate and graduate-level instruction for pilots of military fixed wing and rotary wing aircraft; and

•	specialized and classified technology analysis, and management, technical consulting and advisory services.

Backlog, Designations, Option Years and Indefinite Delivery Contracts

     We account for the value of all contract awards that potentially will be recognized as revenues over the life of the contracts. We categorize the value of our book of business into backlog, designations, option years or indefinite delivery contracts, according to the nature of the award and its current status. The value of our book of business is a predictor of future revenues. We have no assurance, nor can we provide assurance that we will ultimately realize the maximum potential values for backlog, designations, option years or indefinite delivery contracts.

     Backlog. Our contract backlog consists of the amount billable at a particular point in time for future services under signed contracts. We include indefinite delivery contracts, which are executed contracts requiring the issuance of task orders, in contract backlog only to the extent that the task orders are actually issued and funded. Our consolidated contract backlog was $3,661.8 million and $2,828.4 million at October 31, 2003 and 2002, respectively. Historically, a significant portion of our backlog is converted into revenues, but we cannot provide any assurance that our historical rates of conversion will remain unchanged in the future.

     Designations. Our clients often designate us as the recipient of future contracts. These “designations” are projects that clients have awarded to us, but for which we do not yet have signed contracts. We estimate total consolidated designations to be $1,150.2 million at October 31, 2003, as compared to $1,100.2 million at October 31, 2002. Historically, a significant portion of our designations is converted into backlog, but we cannot provide any assurance that our historical rates of conversion will remain unchanged in the future.

     Option Years. A significant portion of the EG&G Division’s contracts are multi-year contracts with a base period plus option years. The base periods of these contracts can vary from one to five years. The option years are exercised at the option of our clients without a need for us to go through another competitive bidding process and would only be canceled in a termination for default scenario or if our client decides to end the project. As of October 31, 2003 and 2002, the estimated values of the option years on our contracts were $1,357.7 million and $1,496.6 million, respectively. Historically, a significant portion of our option years is converted into backlog, but we cannot provide any assurance that our historical rate of conversion will remain unchanged in the future.

     Indefinite Delivery Contracts. Indefinite delivery contracts are signed contracts under which we perform work only when the client issues specific task orders. Generally, the terms of these contracts exceed one year and often include a maximum term and potential value. Indefinite delivery contracts generally range from one to 20 years in length. When such task orders are signed and funded, we transfer their value into backlog. As of October 31, 2003 and 2002, the estimated remaining values on our consolidated indefinite delivery contracts were $2,893.3 million and $2,531.1 million, respectively. Historically, a significant portion of our indefinite delivery contracts is converted into backlog, but we cannot provide any assurance that our historical rate of conversion will remain unchanged in the future.

Acquisitions

     Over the past several years, we have made a number of strategic acquisitions in order to diversify our client base, increase the range of services we offer and expand the markets we serve. The following is a discussion of some of our significant acquisitions.

     In August 2002, we acquired Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (collectively, “EG&G”). EG&G provided systems engineering and technical assistance, and operations and maintenance services to the federal government, particularly the Department of Defense. With the trend toward outsourcing by the federal government, EG&G provided: operations and maintenance services for complex government installations, including military bases and ranges; logistics support services; global threat reduction services; and military platform support services. The EG&G acquisition expanded our federal client base and diversified the range of services we provide, particularly for Department of Defense agencies.

     In June 1999, we acquired the Dames & Moore Group (“Dames & Moore”), which provided consulting, planning, engineering, and program and construction management services to a diversified group of local, state and federal government agencies, domestic and multinational companies, and foreign clients. Historically, Dames & Moore had pursued an acquisition growth strategy and acquired a number of professional services firms, including Radian International, Walk-Haydel, O’Brien Kreitzberg and BRW. The Dames & Moore acquisition provided us with additional capabilities in process engineering, transportation, and program and construction management, and expanded our presence both domestically and internationally.

     In February 1999, we acquired Thorburn Colquhoun Holdings plc, a civil and structural engineering consulting firm based in the United Kingdom. This acquisition strengthened our capabilities in the transportation market and expanded our presence in the United Kingdom.

     In November 1997, we acquired the Woodward-Clyde Group, Inc. (“Woodward Clyde”). Woodward Clyde specialized in geotechnical and environmental engineering services for projects involving hazardous waste, air pollution, water pollution, facility permitting and regulatory compliance. The Woodward Clyde acquisition enabled us to provide services in a broader geographic area, both domestically and internationally, and in markets that we did not previously serve.

     In March 1996, we acquired Greiner Engineering, Inc. (“Greiner”), an engineering and architectural design services firm which provided a broad range of planning, engineering and architectural design, and program management services. The Greiner acquisition strengthened our position in the surface transportation market and provided entry into the air transportation market in the United States and abroad.

History

     We were originally incorporated in California on May 1, 1957 under the former name of Broadview Research Corporation. On March 28, 1974, we changed our name to URS Corporation and re-incorporated in Delaware on May 18, 1976. Since then, we have undergone several name changes, mergers and acquisitions. On February 21, 1990, we changed our name back to URS Corporation.

Competition

     Our industry is highly fragmented and very competitive. As a result, in our specific market areas, we compete with a wide range of other engineering and consulting firms. Some of our competitors have achieved substantially more market penetration in some of the markets in which we compete, and have substantially more financial resources and/or financial flexibility than we do. In addition, the federal government market is evolving with an increasing number of federal clients insisting on large “omnibus” contracts that require competitors to have diverse capabilities. Federal agencies also have increased their emphasis on past performance as a key factor in selecting contractors. To our knowledge, no individual firm currently dominates any significant portion of our market areas. Competition in our industry is based on quality of service, reputation, expertise, price, local presence and the ability to provide services globally. We believe we have an exemplary reputation based on the high quality of our performance on current and past contracts. Accordingly, we believe that we are well positioned to compete in our market areas. Our key competitors are major public and private companies engaged in comparable services and in related markets, including: Anteon International Corporation, AECOM Technology Corporation, Bechtel Group, Inc., CH2M HILL Companies, Ltd, DynCorp (a subsidiary of CSC), Earth Tech Inc. (a subsidiary of Tyco International), Fluor Corporation, Foster Wheeler Ltd, Jacobs Engineering Group Inc., Johnson Controls, Inc., Northrop Grumman Corporation, Parsons Brinckerhoff Inc., Raytheon Corporation, Science Application International Corporation (SAIC), The Shaw Group, Inc., Tetra Tech, Inc., TRW, Inc. and Washington Group International, Inc.

Regulation

     We provide services for projects that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies.

     Environmental. A portion of our business involves the planning, design and program and construction management of pollution control facilities, as well as the assessment, design and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

     Some environmental laws, such as the federal Superfund law and similar state statutes, can impose liability for the entire cost of the clean-up of contaminated facilities or sites upon present and former owners and operators as well as generators, transporters and persons arranging for the treatment or disposal of such substances. We have been named as a potentially responsible party at several Superfund sites. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials, and persons in affected areas may be injured or become ill, resulting in lawsuits, which expose us to liability that may result in substantial damage awards against us. Liabilities for contamination or human exposure to hazardous or toxic materials or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

     Some of our business operations are covered by Public Law 85-804, which provides for government indemnification against claims and damages arising out of unusually hazardous activities performed at the request of the government. Due to changes in public policies and law, however, government indemnification may not be available in the case of any future claims or liabilities relating to other hazardous activities that we undertake to perform.

     Government Procurement. The services we provide to the federal government are subject to the Federal Acquisition Regulation and other rules and regulations applicable to government contracts. These rules and regulations, among other things:

•	require certification and disclosure of all cost and pricing data in connection with the contract negotiations under certain contract types;

•	impose accounting rules that define allowable and unallowable costs and allocation of indirect costs and otherwise govern our right to reimbursement under certain cost-based government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of some products and technical data.

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

     Other regulations and requirements. We provide services, such as the maintenance, modification, overhaul and service life-extension of military aircraft and ground vehicles, which require specialized professional qualifications and are subject to military specifications and standards. In addition, in the ordinary course of business, we and members of our professional staff are subject to a variety of state, local and foreign licensing and permit requirements.

Seasonality

     We experience seasonal trends in our business caused by holidays that fall in the first quarter of our fiscal year. Our revenues are typically lowest in the first quarter of our fiscal year primarily due to the Thanksgiving, Christmas and New Year’s holidays that fall within the first quarter. Many of our clients’ employees as well as our own employees take vacations during these holidays, resulting in fewer billable hours worked on projects and thus less revenues recognized. Our revenues are typically higher in the second half of the fiscal year, due to construction activities.

Raw Materials

     Our business is not heavily dependent on raw materials, and the raw materials we require for the conduct of our business are generally available from numerous sources. We do not foresee the lack of availability of raw materials as a factor that could have a material adverse effect on our business in the near term.

Insurance

     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance. These policies include self-insured claim retention amounts of $4.0 million, $5.0 million and $5.0 million, respectively.

     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if we do not continue to maintain these excess policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. While we intend to maintain these policies, we may be unable to maintain existing coverage levels. In addition, claims may exceed the available amount of insurance. We believe that the settlement of existing claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Employees

     As of October 31, 2003, we had approximately 23,000 full-time employees and 3,000 temporary or part-time workers. At various times, we may employ up to several thousand workers on a temporary or part-time basis to meet our contractual obligations. Approximately 2,000 of our employees are covered by collective bargaining agreements. These agreements are subject to amendment on various dates ranging from January 2004 to September 2007.

Available Information

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.urscorp.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practical after we electronically file or furnish the reports with the Securities and Exchange Commission. In addition, our Corporate Governance Guidelines, the charters for our Audit, Board Affairs and Compensation Committees, and our Code of Business Conduct and Ethics are available free of charge on our web site at www.urscorp.com/corp_governance. A printed copy of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available without charge by sending a written request to: Corporate Secretary, URS Corporation, 600 Montgomery Street, 26th Floor, San Francisco, CA 94111-2727.

ITEM 2. PROPERTIES

     As of October 31, 2003, we had approximately 350 facility leases in locations throughout the world. The lease terms range from a minimum of one year to a maximum of 11 years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2014. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS

     Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage. Based on our previous experience with claim settlements and the nature of the pending legal proceedings, however, we do not believe that any of the legal proceedings are likely to result in a settlement or judgment against us or our subsidiaries that would materially exceed our insurance coverage or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer, President and Director from May 1989; Chairman of the Board from June 1989; Director of McKesson Corporation (formerly McKesson HBOC, Inc.) from March 2000 to August 2002 and Director of James Hardie Industries N.V. from 2001 to 2002.	64

Kent P. Ainsworth	Executive Vice President from April 1996; Vice President and Chief Financial Officer from January 1991 and Secretary from May 1994.	57

Thomas W. Bishop	Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002; Director of Operations for the Construction Services Division from 1999 to 2002 and Project Manager/Senior Vice President and Western Division Manager of O’Brien Kreitzberg Inc. from 1984 to 1999.	57

Reed N. Brimhall	Vice President and Corporate Controller since May 2003; Senior Vice President and Controller of Washington Group International, Inc. (“WGI”) from 1999 to 2003 and Vice President, Government Accounting and Internal Audit of WGI from 1997 to 1999.	50

Gary V. Jandegian	President of the URS Division since July 2003; Senior Vice President of URS Greiner Woodward-Clyde, Inc. (“URSGWC”) since October 1995 and Vice President of URSGWC since March 1991.	50

Susan B. Kilgannon	Vice President, Communications since October 1999 and Vice President of URSGWC from November 1998 to October 1999.	44

Joseph Masters	Vice President and General Counsel since July 1997.	47

George R. Melton	President of the EG&G Division, Vice President and Director since August 2002; President and Chief Executive Officer of EG&G Technical Services, Inc. from November 2000 to August 2002; President and Chief Executive Officer of Lear Siegler Services, Inc. from March 2002 to August 2002; President of BAE Systems Aerospace Sector from November 1999 to October 2000; President of Marconi Aerospace from June 1998 to November 1999; President of Tracor Aerospace, an operating unit of Tracor, Inc., and Vice President of Tracor, Inc. from August 1990 to June 1998.	57

David C. Nelson	Vice President and Treasurer since December 1999 and Assistant Treasurer of Seagate Technology, Inc. from February 1996 to December 1999.	50

Olga Perkovic	Vice President, Corporate Planning since July 2003; Corporate Strategic Planning Principal Consultant at ChevronTexaco Corporation in 2003 and Associate Principal of McKinsey & Company from 1996 to 2002.	36

Name	Position Held	Age

Irwin L. Rosenstein	Chairman of the URS Division since July 2003; President of the URS Division from November 2001 to July 2003; President of General Engineering Group, our principal operating group of URS, from November 1999 to November 2001; President of URS Greiner Woodward Clyde Group, Inc. from November 1998 to October 1999; President of URS Greiner from November 1997 to October 1998; President of URS Consultants, Inc. from February 1989 to November 1997 and Director since February 1989.	67

Mary E. Sullivan	Vice President, Human Resources since June 2003; Global Vice President and Managing Director of Human Resources for BearingPoint, Inc., formerly known as KPMG Consulting, from 1999 to 2003 and National Director of Human Resources from 1997 to 1999.	55

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of our common stock are listed on the New York Stock Exchange and the Pacific Exchange (under the symbol URS). At January 2, 2004, we had approximately 5,300 stockholders of record. The following table sets forth the high and low closing sale prices of our common stock, as reported by The Wall Street Journal for the periods indicated.

	Market Price

	Low	High

Fiscal Period:
2002:
First Quarter	$23.40	$30.18
Second Quarter	$28.65	$34.25
Third Quarter	$19.89	$32.19
Fourth Quarter	$15.19	$25.25
2003:
First Quarter	$10.89	$21.20
Second Quarter	$8.10	$14.36
Third Quarter	$14.20	$21.79
Fourth Quarter	$19.00	$23.38
2004:
First Quarter	$21.87	$25.84
(through January 2, 2004)

     We have not paid cash dividends since 1986, and at the present time, we do not anticipate paying dividends on our outstanding common stock in the near future. In addition, we are precluded from paying dividends on our outstanding common stock pursuant to our Senior Secured Credit Facility with our lender and the indentures governing our 8 5/8% Senior Subordinated Debentures, our 12 ¼% Senior Subordinated Notes and our 11 ½% Senior Notes. Please refer to Note 6, “Current and Long-Term Debt” and Note 11, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     Information about our equity compensation plans required by this item is incorporated by reference from the information under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 23, 2004.

ITEM 6. SUMMARY OF SELECTED FINANCIAL DATA

     The following selected financial data for the five fiscal years ended October 31, 2003 is derived from our audited consolidated financial statements and reflects our August 2002 acquisition of EG&G and our June 1999 acquisition of Dames & Moore, both of which were accounted for under the purchase method of accounting. The selected financial data also reflects a $7.6 million loss on early retirement of debt, which we recorded in the fourth quarter of the fiscal year ended October 31, 2002. You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Years Ended October 31,

	2003	2002	2001	2000	1999

Income Statement Data:
Revenues	$3,186,714	$2,427,827	$2,319,350	$2,205,578	$1,418,522
Direct operating expenses	2,005,339	1,489,386	1,393,818	1,345,068	854,520

Gross profit	1,181,375	938,441	925,532	860,510	564,002

Indirect expenses:
Indirect, general and administrative	1,000,970	791,625	755,791	697,051	463,132
Interest expense, net	83,571	55,705	65,589	71,861	34,589

	1,084,541	847,330	821,380	768,912	497,721

Income before taxes	96,834	91,111	104,152	91,598	66,281
Income tax expense	38,730	35,940	46,300	41,700	29,700

Net income	58,104	55,171	57,852	49,898	36,581
Preferred stock dividend	—	5,939	9,229	8,337	3,333

Net income available for common stockholders	58,104	49,232	48,623	41,561	33,248
Other comprehensive income (loss):
Foreign currency translation adjustments	4,226	(1,170)	(1,550)	(2,609)	197

Comprehensive income	$62,330	$48,062	$47,073	$38,952	$33,445

Net income per common share:
Basic	$1.78	$2.18	$2.79	$2.55	$2.14

Diluted	$1.76	$2.03	$2.41	$2.27	$1.98

	As of October 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Total assets	$2,167,612	$2,229,092	$1,463,376	$1,427,134	$1,444,525
Total debt	$812,593	$955,563	$631,129	$648,351	$688,380
Preferred stock	$—	$46,733	$120,099	$111,013	$103,333
Stockholders’ equity	$765,073	$633,852	$322,502	$257,794	$207,169

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with the section, “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 36 and the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

Overview

     We are one of the world’s largest engineering design services firms and a leading federal government contractor for operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services market, rather than general construction work. As a service company, we are labor and not capital intensive. Our income derives from our ability to generate revenues and collect cash for our employees’ time in excess of our direct operating costs and indirect, general and administrative (“IG&A”) expenses.

     Our business operations are affected by general economic conditions, government budget appropriations, competition and our ability to identify and capture opportunities in the markets we serve. Over the past several years, we have grown our business through acquisitions and internal initiatives, which has enabled us to expand and diversify our client base and service offerings and the markets we serve.

     On a macroeconomic level, the economic and industry-wide factors that affect our revenues positively include: population growth, an aging federal work force, the outsourcing of non-military functions by the Department of Defense, an emphasis on greater national security, an emphasis on protecting the environment, an emphasis on improving and building the nation’s infrastructure and a trend towards the use of Master Service Agreements by our private industry clients. The primary factor affecting our revenues negatively is the continued effects of the economic downturn, including government budget shortfalls, excess industrial capacity and pricing pressure from our private industry clients. Economic and industry factors specifically affecting our costs include increases in: benefits expenditures due to economy-wide increases in health care costs, rental expenses, insurance costs driven by losses incurred by insurers, and regulatory compliance costs and legal expenses primarily due to the Sarbanes-Oxley Act of 2002 and other government regulations.

     On a company-specific level, our revenues are driven by our ability to identify growth opportunities, reallocate our labor resources to profitable markets, secure new contracts, renew existing client agreements and provide outstanding services. Moreover, as a professional services company, the quality of our employees is integral to our revenue generation.

     Our direct operating costs are driven primarily by the compensation and benefits we pay to our employees who work directly on our projects, the cost of hiring subcontractors and other expenses associated with specific projects, such as materials and incidental expenditures. IG&A expenses are driven by salaries and benefits for management, administrative, and marketing and sales personnel, bid and proposal costs, occupancy and related overhead costs.

     We strive to anticipate changes in the demand for our services and aggressively manage our labor force appropriately. Through our intense budgeting process, all levels of management participate in the planning, reviewing and managing of our business plans. This process allows us to adjust our cost structures to changing market needs, competitive landscapes and economic factors. Our emphasis on cost control helps us manage our margins even if revenues do not grow at the rate we anticipate.

     As discussed below in the “Results of Operations” subsection of this Item 7, our consolidated revenues for fiscal 2003 were $3,186.7 million for fiscal year 2003, an increase of $758.9 million, or 31.3%, over the amount we reported for fiscal year 2002, primarily due to the inclusion of the results of our EG&G Division that we acquired in August 2002 for the full fiscal year 2003 compared to only 10 weeks of fiscal year 2002.

     Revenues from our federal government clients were approximately $1,369.0 million for fiscal year 2003, compared with approximately $600.2 million for fiscal year 2002. Of the $768.8 million increase in revenues from our federal government sources, approximately $723.0 million was due to the inclusion of a full year of EG&G results in fiscal year 2003 compared to only 10 weeks in fiscal year 2002. The remaining increase was driven by our growth in the defense, homeland security, operations and maintenance, environmental services and research, development, test and evaluation areas. We expect modest revenue growth of approximately 5%-7% from our federal government clients in fiscal year 2004 based on growth trends in defense spending, the homeland security market, and federal environmental and facilities projects. In particular, we believe that our strong relationships with the agencies under the Department of Homeland Security and our expanded defense-related capabilities resulting from the acquisition of EG&G will allow us to capitalize on growth trends in those markets.

     Revenues from our state and local government clients were approximately $691.3 million for fiscal year 2003, compared with approximately $704.3 million for fiscal year 2002. Although significant state and local budget deficits caused a reduction in revenues from our state and local government clients in fiscal year 2003 compared with fiscal year 2002, several factors mitigated the impact of this decrease on our results, including the gradual stabilization of state tax revenues, the use of alternate means to finance infrastructure projects, our ability to shift resources to growth areas where funding is stable or growing, such as schools, and increased activity in our aviation and water/wastewater businesses. We expect flat to modest revenue growth of up to approximately 5% from our state and local government clients in fiscal year 2004 based on gradual improvements in state budgets, the availability of federal matching funds and the use of alternate funding measures.

     Revenues from our domestic private industry clients were approximately $872.2 million for fiscal year 2003, compared with approximately $910.3 million for fiscal year 2002. Revenues from our domestic private industry clients continue to be affected by reduced levels of capital spending and cost-cutting measures by these clients, as well as pressures exerted by them on our margins. These downward trends were partially offset by increases in revenues generated by the power sector and increased activity under our growing number of Master Service Agreements. We expect flat revenue growth from our private domestic industry clients in fiscal year 2004 based on a continuation of the trends identified for fiscal year 2003.

     Revenues from our international clients were approximately $254.3 million for fiscal year 2003, compared with approximately $213.1 million for fiscal year 2002. This increase was primarily due to the effect of foreign currency exchange fluctuations and to a lesser extent, the growth in our transportation business in the United Kingdom. We expect flat revenue growth from our international clients in fiscal year 2004.

     As discussed below in the “Liquidity and Capital Resources” subsection of this Item 7, during fiscal year 2003, management emphasized generating positive cash flows from operations, repaying portions of our debt and de-leveraging our balance sheet. The improved management of our accounts receivable contributed significantly to the generation of $164.5 million in positive cash flows from operating activities during the fiscal year 2003 (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8) and we used approximately $144.5 million of this cash flow to pay down our debt, reducing our total debt to capitalization (total debt plus preferred stock and total stockholders’ equity) ratio from 58% at October 31, 2002 to 52% at October 31, 2003. We believe continued cash generation will enable us to pay down additional debt in excess of scheduled amounts during the next 12 months.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes included in Item 8 of this report. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in our financial statements, giving consideration to materiality. Historically, our estimates have not materially differed from actual results. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties. Consequently, actual results could differ from our estimates. See Note 1, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     The accounting policies that we believe are the most critical to understanding our financial results and condition and require complex management judgment are discussed below. Information regarding our other accounting policies is included under Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

Revenue Recognition

     Our revenues arise primarily from the professional and technical services performed by our employees or, in certain cases, by subcontractors we engage to perform on our behalf under contracts we enter into with our clients. The revenues we recognize, therefore, is derived from our ability to charge our clients for those services under our contracts. Our charges are based on the work performed either by individual employees or by employee categories, or on a total project (fixed-price) basis, depending on the types of contracts under which we have been engaged by our clients.

     We enter into three major types of contracts: “cost-plus contracts,” “fixed-price contracts” and “time-and-materials contracts.” Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present us with the highest level of financial and performance risk, but often also provide the highest potential financial returns. Cost-plus contracts present us with lower risk, but generally provide lower returns and often include more onerous terms and conditions. Time-and-materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates. A more detailed discussion of our revenue recognition on contract types is included in Note 1, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     We earn our revenues from performance on cost-plus, fixed-price and time-and-materials contracts. At October 31, 2003, we had over 12,000 active projects, none of which represented more than 4% of our total revenues for fiscal year ended October 31, 2003. If our estimate of costs at completion on any contract indicates that a loss will be incurred, we charge the entire estimated loss to operations in the period the loss becomes known.

     The majority of our contracts are for professional planning, design and various other types of engineering projects, including systems engineering and program and construction management. We account for such contracts on the “percentage-of-completion” method, wherein revenue is recognized as project progress occurs. Most of our percentage-of-completion projects follow the “cost-to-cost” method of determining the percentage of completion. Under the cost-to-cost method, we make periodic estimates of our progress towards project completion by analyzing costs incurred to date, plus an estimate of the amount of costs that we expect to incur until the completion of the project. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage-of-completion. The revenue for the current period is calculated as cumulative revenues less project revenues already recognized. The process of estimating costs on engineering and construction projects combines professional engineering, cost estimating, pricing and accounting skills. The recognition of revenues and profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and are difficult to accurately determine until the project is significantly underway.

     For some contracts, using the cost-to-cost method in estimating percentage-of-completion may overstate the progress on the project. For instance, in a project where a large amount of permanent materials are purchased, including the costs of these materials in calculating the percentage-of-completion, may overstate the actual progress on the project. For these types of projects, actual labor hours spent on the project may be a more appropriate measure of the progress on the project. For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods such as actual labor hours for measuring progress on the project and recognize revenue accordingly.

     We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that our completion costs may vary from our estimates.

     Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes may be initiated by us or by our clients. The majority of such changes presents little or no financial risk to us. Generally, a “change order” will be negotiated between our client and ourselves to reflect how the change is to be resolved and who is responsible for the financial impact of the change. Occasionally, however, disagreements can arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and, therefore, revenues. When the change becomes a point of dispute between our client and us, we then consider it as a claim.

     Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues, only to the extent that contract costs related to the claims have been incurred when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods. A more detailed discussion of change orders and claims is included in Note 1, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production.

Goodwill

     Since our adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on November 1, 2001, we no longer amortize goodwill. SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually. Accordingly, we have completed our annual review of the recoverability of goodwill as of October 31, 2003, which indicated that we had no impairment of goodwill. We believe the following methodology we use in testing impairment of goodwill, which includes significant judgments and estimates, provides us with a reasonable basis in determining whether an impairment charge should be taken.

     We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill. In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company considering the average closing sales price of our common stock, interest-bearing obligations and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units based on discounted cash flows. We then compare the resulting fair values by reporting units to the respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. Based on our review of goodwill by using the above described methodology, we concluded that we did not have any impairment of goodwill as of October 31, 2003.

Allowance for Uncollectible Accounts Receivable

     We reduce our accounts receivable and accrued earnings in excess of billings on contracts in process by estimating an allowance for amounts that may become uncollectible in the future. We determine our estimated allowance for uncollectible amounts based on management’s evaluation of the financial condition of our clients. We regularly evaluate the adequacy of the allowance for uncollectible amounts by taking into consideration factors such as:

•	the type of client: governmental agency or private sector client;

•	trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and

•	current economic conditions that may affect a client’s ability to pay.

     In addition to the above factors, we also evaluate the collectibility of accounts receivable in dispute with clients regarding the adequacy of services performed or products delivered.

Adopted and Recently Issued Statements of Financial Accounting Standards

     In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” in its entirety and addresses significant issues relating to recognition, measurement and reporting costs associated with an exit or disposal activity, including restructuring activities. Under EITF Issue No. 94-3, a liability is recognized, measured and reported as of the date of an entity’s commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. As permitted, we adopted SFAS 146 early on November 1, 2002 and adoption of SFAS 146 does not significantly impact our financial statements.

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

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows:

1)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. We have completed our assessment and determined that we have no SPE’s.

2)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, we could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. As is common to the industry, we have executed contracts jointly with third parties through partnerships and joint ventures. In general, we account for these investments in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.” We are currently evaluating three significant joint ventures in accordance with FIN 46-R to determine whether any of the joint ventures qualify as a VIE and whether we are the primary beneficiary; however, our analysis is not yet complete. If we determine that any of these joint ventures require consolidation under FIN 46-R, it could have a material impact on revenue and costs in, but not net income in our consolidated financial statements for interim or annual periods in filings subsequent to January 31, 2004.

3)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and we do not expect to enter into any such material agreements during our first interim period ended January 31, 2004. If we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods, beginning after December 15, 2002. SFAS 148 also requires disclosure of pro forma results on a quarterly basis as if we had applied the fair value recognition provisions of SFAS 123. We do not currently expect to adopt the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is not expected to impact our financial results. See Note 1, “Accounting Policies” Stock-Based Compensation, of Notes to our “Consolidated Financial Statements and Supplementary Data” included Item 8 of this report.

     EITF 00-21, “Revenue Arrangements with Multiple Deliverables", was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 does not have a significant impact on our financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 does not have a significant impact on our financial statements.

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

     In December of 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) (“Revised SFAS 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS 132 retains disclosure requirements in the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Revised SFAS 132 will impact the disclosures in financial statements beginning in the second quarter of our fiscal year 2004, which will end on April 30, 2004.

Results of Operations

Consolidated

	Years Ended October 31,

	2003	2002	2001

		(In millions)
Consolidated
Revenues	$3,186.7	$2,427.8	$2,319.3
Direct operating expenses	2,005.3	1,489.4	1,393.8

Gross profit	1,181.4	938.4	925.5

Indirect expenses:
Indirect, general and administrative	1,001.0	791.6	755.8
Interest expense, net	83.6	55.7	65.6

	1,084.6	847.3	821.4

Income before taxes	96.8	91.1	104.1
Income tax expense	38.7	36.0	46.3

Net income	58.1	55.1	57.8
Preferred stock dividend	—	5.9	9.2

Net income available for common stockholders	$58.1	$49.2	$48.6

Diluted net income per common share	$1.76	$2.03	$2.41

Fiscal 2003 Compared with Fiscal 2002

     Our consolidated revenues were $3,186.7 million for the fiscal year ended October 31, 2003, an increase of $758.9 million, or 31.3%, over the amount we reported for the same period last year. $741.2 million of the increase in our revenues was due to the inclusion of EG&G results for a full year in fiscal year 2003 compared to only 10 weeks for fiscal year 2002. The remaining increase was attributable to revenue growth from our federal government clients. This increase was offset by a decrease in revenues from our state and local government clients and private industry clients, as discussed in the “Overview” section above.

     Consolidated direct operating expenses for the fiscal year ended October 31, 2003, which consisted of direct labor, subcontractor costs and other direct expenses, increased by $515.9 million, or 34.6% over the amount we reported for the same period last year. $507.1 million of the increase was due to the inclusion of a full year of EG&G direct operating expenses in fiscal year 2003 compared to only 10 weeks in fiscal year 2002. The remaining increase was attributable to increased costs associated with the increased revenues from our federal government clients, offset by decreased costs incurred from projects for our state and local government and private industry clients, as discussed in the “Overview” section above.

     Our consolidated gross profit was $1,181.4 million for the fiscal year ended October 31, 2003, an increase of $243.0 million or 25.9%, over the amount we reported for the same period last year. $234.1 million of the increase in gross profit was due to the inclusion of a full year of EG&G gross profit in fiscal year 2003 compared to only 10 weeks in fiscal year 2002. The remaining increase was mainly attributable to the increased gross profit from our federal government clients, offset by a decrease in gross profit from our state and local and private industry clients, as discussed in the “Overview” section above. Gross margin percentage, however, fell from 38.7% to 37.1%. The primary cause of this margin percentage shrinkage is the change of revenue mix, which incorporates the generally lower profit margins on our EG&G Division’s contracts.

     Consolidated IG&A expenses for the fiscal year ended October 31, 2003 increased by $209.4 million, or 26.5%, over the amount we reported for the same period last year. $193.8 million of the increase in IG&A expenses was a result of the inclusion of a full year of EG&G’s IG&A expenses in fiscal year 2003 compared to only 10 weeks of expenses in fiscal year 2002. The remaining $15.6 million increase in IG&A expenses was due to increases of $30.9 million in benefits, legal, consulting fees and temporary labor, rental, bad debt and insurance expenses, amortization of purchased intangible assets and depreciation and amortization expense as a result of the implementation of our new ERP (see “Enterprise Resource Program” discussed on page 35 of this report). These increases were offset by $15.3 million decreases in indirect labor, sales and business development, utilities, loss on extinguishment of debt and travel expenses. The conversion of our Series D Preferred Stock into common stock constituted a change in control as defined under the terms of our employment arrangements with some executives resulting in the accelerated vesting of restricted common stock previously granted, which increased benefit expenses by $2.5 million. Our consolidated net interest expense for the fiscal year ended October 31, 2003 increased by $27.9 million due to the additional indebtedness incurred with the EG&G acquisition.

     Our consolidated earnings before income taxes were $96.8 million for the fiscal year ended October 31, 2003 compared to $91.1 million for the same period last year. Our effective income tax rates for the fiscal years ended October 31, 2003 and 2002 were approximately 40.0% and 39.5%, respectively.

Fiscal 2002 Compared with Fiscal 2001

     Our consolidated revenues were $2,427.8 million for the fiscal year ended October 31, 2002, an increase of $108.5 million, or 4.7%, over the amount we reported in fiscal 2001. The increase in revenues was due to the acquisition of EG&G, which provided an additional $186.4 million in revenues. This increase was offset by a decrease in revenues from our state and local government clients as a result of their significant reduction in spending.

     Consolidated direct operating expenses for the fiscal year ended October 31, 2002 increased by $95.6 million, or 6.9% over the amount we reported in fiscal 2001, primarily as a result of the acquisition of EG&G, which increased direct operating expenses by $144.0 million, and as a result of the recognition of $4.0 million in cost overruns on a highway transportation project. This increase was offset by a decrease in direct operating expenses resulting from a decreased level of services provided to our state and local government clients.

     Our consolidated gross profit was $938.4 million for the fiscal year ended October 31, 2002, an increase of $12.9 million, or 1.4%, over the amount we reported in fiscal 2001. $42.4 million of the increase in gross profit was primarily due to the acquisition of EG&G. This increase was offset by a decrease in revenues from our state and local government clients as a result of their significant reduction in current spending.

     Consolidated IG&A expenses for the fiscal year ended October 31, 2002 increased by $35.8 million, or 4.7%, over the amount we reported in fiscal 2001. The increase in IG&A expenses was primarily due to the addition of $34.9 million of expenses attributable to EG&G. The remaining $0.9 million of the total increase in IG&A expenses was due to increases in marketing and business development expenses, indirect labor, benefits, rental expense and $7.6 million of loss on extinguishment of debt, offset by a decrease in amortization expense of $8.7 million as a result of our adoption of SFAS 142 and a decrease in external services and travel expenses. Our consolidated net interest expense for the fiscal year ended October 31, 2002 decreased by $9.9 million due to repayments of our long-term debt and decreases in interest rates.

     Our consolidated earnings before income taxes were $91.1 million for the fiscal year ended October 31, 2002, compared to $104.2 million for the same period in fiscal 2001. Our effective income tax rates for the fiscal years ended October 31, 2002 and 2001 were approximately 39.5% and 44.5%, respectively. The decrease in effective income tax rates was primarily due to the implementation of SFAS 142, which eliminated the requirement to amortize goodwill, and to the recognition of certain state income tax credits.

Reporting Segments

		Direct		Indirect,
		Operating		General and	Interest
(In millions)	Revenues	Expenses	Gross Profit	Administrative	Expense, Net

Year Ended October 31, 2003
URS Division	$2,259.1	$1,354.2	$904.9	$739.0	$3.5
EG&G Division	927.6	651.1	276.5	228.7	—
Corporate	—	—	—	33.3	80.1

Total	$3,186.7	$2,005.3	$1,181.4	$1,001.0	$83.6

Year Ended October 31, 2002
URS Division	$2,241.4	$1,345.4	$896.0	$726.7	$2.5
EG&G Division	186.4	144.0	42.4	34.9	—
Corporate	—	—	—	30.0	53.2

Total	$2,427.8	$1,489.4	$938.4	$791.6	$55.7

Year Ended October 31, 2001
URS Division	$2,319.3	$1,393.8	$925.5	$732.0	$1.1
Corporate	—	—	—	23.8	64.5

Total	$2,319.3	$1,393.8	$925.5	$755.8	$65.6

Fiscal 2003 Compared with Fiscal 2002

URS Division

     URS Division’s revenues were $2,259.1 million for the fiscal year ended October 31, 2003, an increase of $17.7 million, or 0.8%, over the amount we reported in fiscal 2002. This increase was mainly due to revenue growth from our federal government clients, the effect of foreign currency exchange fluctuations and small revenue growth from our transportation business in the United Kingdom. The effect of revenue growth from the factors previously described was mostly offset by a decrease in revenues from our state and local government and private industry clients, as discussed in the “Overview” section above.

     URS Division’s direct operating expenses for the fiscal year ended October 31, 2003 increased by $8.8 million over the amount we reported in fiscal 2002. This increase was mainly due to increases in our revenues as a result of the factors discussed above.

     URS Division’s gross profit was $904.9 million for the fiscal year ended October 31, 2003, an increase of $8.9 million over the amount we reported in fiscal 2002. The increase was attributable to the factors that drove net revenue growth, as previously described.

     URS Division’s IG&A expenses for the fiscal year ended October 31, 2003 increased by $12.3 million, or 1.7% over the amount we reported in fiscal 2002. An increase of $23.1 million was mainly attributed to increases in depreciation and amortization expense as a result of the implementation of our new ERP, as well as increases in benefits, consulting fees, temporary labor, rent, legal, insurance, and bad debt expenses. These increases were offset by $10.8 million of decreases in indirect labor, sales and business development, utilities and travel expenses. Net interest expense for the fiscal year ended October 31, 2003 increased by $1.0 million due to the additional capital lease obligations and indebtedness incurred with the implementation of our new ERP.

EG&G Division

     EG&G Division’s revenues were $927.6 million for the fiscal year ended October 31, 2003, an increase of $741.2 million, or 397.6%, over the amount we reported in fiscal 2002. This increase was due to the inclusion of a full year of EG&G results in fiscal 2003, compared to only 10 weeks in the prior fiscal year.

     EG&G Division’s direct operating expenses for the fiscal year ended October 31, 2003 increased by $507.1 million, or 352.2% over the amount we reported in fiscal 2002. The increase was due to the inclusion of a full year of EG&G direct operating expenses in fiscal 2003 compared to only 10 weeks of expenses in fiscal 2002.

     EG&G Division’s gross profit was $276.5 million for the fiscal year ended October 31, 2003, an increase of $234.1 million or 552.1%, over the amount we reported in fiscal 2002. The increase in gross profit was due to the inclusion of a full year of EG&G gross profit in fiscal year 2003 compared to only 10 weeks in fiscal 2002.

     EG&G Division’s IG&A expenses for the fiscal year ended October 31, 2003 increased by $193.8 million, or 555.3%, from the amount we reported in fiscal 2002. The increase in IG&A expenses was primarily attributable to the inclusion of a full year of EG&G expenses in fiscal year 2003 compared to only 10 weeks of expenses in fiscal 2002.

Fiscal 2002 Compared with Fiscal 2001

URS Division

     URS Division’s revenues were $2,241.4 million for the fiscal year ended October 31, 2002, a decrease of $77.9 million, or 3.4%, from the amount we reported in fiscal 2001. The decrease in revenues was primarily due to a decrease of $121.0 million in revenues from our state and local government clients as a result of their significant reduction in spending, offset by increases of $48.7 million in our revenues from federal and private industry clients. In addition, we also experienced a decrease in our international business, offset by the effect of foreign currency exchange fluctuations.

     URS Division’s direct operating expenses for the fiscal year ended October 31, 2002 decreased by $48.4 million, or 3.5%, from the amount we reported in fiscal 2001. This decrease in direct operating expenses was primarily due to a decreased level of services provided to our state and local government and international clients, offset by the recognition of $4.0 million in cost overruns on a highway transportation project and the effect of foreign currency exchange fluctuations.

     URS Division’s gross profit was $896.0 million for the fiscal year ended October 31, 2002, a decrease of $29.5 million, or 3.2%, from the amount we reported in fiscal 2001. This decrease was primarily due to a decrease in revenues from our state and local government clients as a result of their significant reduction in spending. This decrease was offset by the effect of foreign currency exchange fluctuations.

     URS Division’s IG&A expenses for the fiscal year ended October 31, 2002 decreased by $5.3 million, or 0.7%, from the amount we reported in fiscal 2001. The decrease was mainly due to a decrease in amortization expense of $8.7 million as a result of our adoption of SFAS 142 and decreases in external services and travel expenses. This decrease was offset by increases in marketing and business development expenses, indirect labor, benefits, and rental expense. Net interest expense, which included intercompany interest recorded in the fiscal year ended October 31, 2002, increased by $1.4 million primarily due to the additional indebtedness incurred with the implementation of our new ERP.

EG&G Division

     We acquired our EG&G Division in August 2002. As a result, we included 10 weeks of our EG&G Division’s results of operations for the fiscal year ended October 31, 2002 and none for the fiscal year ended October 31, 2001.

Income Taxes

     As of October 31, 2003, we had available net operating loss (“NOL”) carryforwards for federal income tax and financial statement purposes of $14.1 million. Utilization of the NOL, which arose from our October 1989 quasi-reorganization and the acquisition of EG&G in August 2002, is limited pursuant to Section 382 of the Internal Revenue Code (“382 limit”). Of the total NOL, $0.8 million is subject to the 382 limit and will expire entirely in fiscal year 2004, $9.1 million is subject to the 382 limit of $13.0 million per year and will expire in fiscal years 2019 and 2021 and $4.2 million will be carried back for refund. We also have $12.8 million of foreign NOLs available to carry forward. These foreign NOLs are available only to offset income earned in foreign jurisdictions and will expire at various dates.

     We have recorded deferred tax assets and liabilities. Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized. Our current deferred tax assets at October 31, 2003 decreased from the balance at October 31, 2002 primarily due to the utilization of net operating losses, and our non-current deferred tax liabilities increased primarily due to the continued amortization of tax goodwill. Total tax deductible goodwill resulting from the Dames & Moore and EG&G acquisitions amounted to $352.1 million. As of October 31, 2003, $234.9 million of goodwill was unamortized for tax purposes. Based on expected future operating results, we believe that realization of deferred tax assets in excess of the valuation allowance is more likely than not. The deferred tax asset valuation allowance at October 31, 2003 decreased $0.3 million due to utilization of domestic net operating losses from the balance at October 31, 2002.

Liquidity and Capital Resources

	Years Ended October 31,

	2003	2002	2001

		(In millions)
Cash flows provided by operating activities	$164.5	$87.6	$47.1
Cash flows used by investing activities	(16.6)	(387.2)	(16.3)
Cash flows provided (used) by financing activities	(142.4)	286.2	(31.1)
Proceeds from sale of common shares and exercise of stock options	17.9	17.0	11.8

     Our primary sources of liquidity are cash flows from operations and borrowings under the credit line from our Senior Secured Credit Facility, if necessary. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that our primary sources of liquidity will provide sufficient resources to fund our operating and capital expenditure needs, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing. Although we have no current acquisition plans, we believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions. We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Legal and contractual restrictions as well as the financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them.

•	Collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts and has assessed the allowance accounts for receivables as of October 31, 2003 and has deemed them to be adequate; however, the current economic downturn may adversely impact our clients’ credit-worthiness and our ability to collect cash from them to meet our operating needs and impact our allowance for uncollectible accounts receivable.

     Consistent with our strategic priority to repay debt and de-leverage our balance sheet, we used a majority of our cash generated from operating activities for fiscal year 2003 to pay down debt. We expect to continue to repay debt and de-leverage our balance sheet in the future.

Operating Activities

     The increase in cash flows from operations for 2003 was attributable to the following key factors:

•	Improvements in the billing and collection of accounts receivable; and

•	Increased revenues and profits resulting from the inclusion of a full year of EG&G results, and growth particularly in the federal government market.

Investing Activities

     As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during fiscal years 2003, 2002, and 2001 were $16.6 million, $52.5 million and $19.8 million, respectively. The decrease in capital expenditures during fiscal year 2003 compared to fiscal year 2002 was due to the implementation of our new ERP, a majority of the costs of which were incurred in fiscal year 2002, and due to our control over capital expenditures in fiscal year 2003.

Financing Activities

     Fiscal 2003 Compared with Fiscal 2002. The decrease in cash flows from financing activities for fiscal year 2003 compared to fiscal year 2002 was primarily due to the issuance of long-term debt and net borrowings on the line of credit in fiscal year 2002, offset by the increase in long-term debt payments, resulting from the retirement of the old senior secured credit facility. In fiscal year 2003, we repaid $27.3 million on our revolving line of credit, $16.0 million in scheduled debt payments for our Senior Secured Credit Facility, $101.2 million of discretionary debt payments on our Senior Secured Credit Facility and $14.6 million in payments on capital lease obligations. In addition, we borrowed $15.7 million under capital lease obligations for equipment purchases.

     Fiscal 2002 Compared with Fiscal 2001. The increase in cash flows from financing activities for fiscal 2002 compared to fiscal 2001 was primarily due to proceeds from the issuance of long-term debt and net borrowings of long-term debt and under our line of credit, partially offset by the payment of financing fees. During fiscal 2002, we entered into the $675.0 million Senior Secured Credit Facility, which included a $200.0 million revolving line of credit, and the issuance of the 11 ½% notes due 2009 with an aggregate principal of $200.0 million due at maturity. The proceeds of our Senior Secured Credit Facility and the 11 ½% notes were used to replace our old senior collateralized credit facility. In addition, we used $340.5 million to partially finance our acquisition of EG&G and $29.6 million for payment of financing fees.

     The table below contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of October 31, 2003:

		Principal Payments Due by Period

Long Term Contractual Obligations		Less Than			After 5
(Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years

			(In thousands)
As of October 31, 2003:
Senior Secured Credit Facility
Term loan A	$90,984	$545	$54,263	$36,176	$—
Term loan B	266,824	—	5,446	261,378	—
11 ½% senior notes (1)	200,000	—	—	—	200,000
12 ¼% senior subordinated notes	200,000	—	—	—	200,000
8 5/8% senior subordinated debentures (1)	6,455	6,455	—	—	—
6 ½% convertible subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	39,796	13,680	20,725	5,378	13
Notes payable and other indebtedness	10,910	3,415	6,093	1,402	—

Total debt	816,767	24,095	86,527	304,334	401,811
Operating lease obligations (2)	389,667	70,777	126,832	95,691	96,367

Total long term contractual obligations	$1,206,434	$94,872	$213,359	$400,025	$498,178

				Remaining
	Total	Total Committed to	Amount	Amount
Other Commitments	Commitment	Letters of Credit	Drawn	Available

		(In thousands)
As of October 31, 2003
Revolving line of credit (3)	$200,000	$57,539	$—	$142,461
Guarantee to joint venture (4)	$6,500	—	—	—
Indemnity agreement to Wachoiva Bank, N.A. (5)	$25,000	—	—	—

(1)	Amounts shown exclude remaining original issue discounts of $3,943,000, $210,000, and $21,000 for our 11 ½% senior notes, 8 5/8% senior subordinated debentures and 6 ½% convertible subordinated debentures, respectively, that are included as a component of the obligations on our balance sheet.

(2)	These operating leases are predominantly real estate leases.

(3)	Reflects our revolving line of credit under our Senior Secured Credit Facility and amounts committed to Letters of Credit outstanding as of October 31, 2003.

(4)	Amounts guaranteed in favor of Wachovia Bank, N.A. pursuant to the EC III, LLC (a 50%-owned unconsolidated joint venture) credit line facility, in a principal amount not to exceed $6,500,000.

(5)	An indemnity agreement to Wachovia Bank, N.A. in relation to general and administrative services provided to JT3, LLC (a 50%-owned unconsolidated joint venture). The agreement covers any potential losses and damages, and liabilities associated with lawsuits, in an amount not to exceed $25,000,000. JT3, LLC. has a non-guaranteed line of credit of $25,000,000 with Wachovia Bank, N.A.

     Our Senior Secured Credit Facility. On August 22, 2002, we entered into a $675.0 million Senior Secured Credit Facility, which consists of a $125.0 million term loan A, a $350.0 million term loan B, and a $200.0 million revolving line of credit. As of October 31, 2003, we had outstanding $357.8 million in principal amount under the term loan facilities and no outstanding balance drawn on the revolving line of credit. At October 31, 2003, we had outstanding standby letters of credit aggregating to $57.5 million, reducing the amount available to us under our revolving credit facility to $142.5 million.

     Principal amounts under term loan A and B became due and payable on a quarterly basis beginning January 31, 2003, with final payment due on August 22, 2007 and 2008, respectively. The revolving credit facility will expire and be payable in full on August 22, 2007.

     All loans outstanding under our Senior Secured Credit Facility bear interest at a rate per annum equal to, at our option, either the base rate or LIBOR, in each case plus an applicable margin determined by a performance pricing grid based on our ratio of consolidated total funded debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”).

     Effective January 30, 2003, we amended our Senior Secured Credit Facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated EBITDA. As a result of the amendment, the applicable interest rates for all borrowings initially increased by 0.25% for the period of the amendment. The amendment is effective through the second quarter of fiscal year 2004. The interest rate margin will revert to the original interest rates if we achieve a leverage ratio of 3.90:1 or less for the fourth quarter of fiscal year 2003 or 3.75:1 or less for the first quarter of fiscal year 2004. As of October 31, 2003, we were in compliance with the original and amended leverage ratio financial covenants. Also, we were in compliance with the other covenants required by the 11 ½% notes and the 12 ¼% notes.

     On November 6, 2003, we amended our Senior Secured Credit Facility to allow us to repurchase or redeem up to $220.0 million of our 11 ½% notes, our 12 ¼% notes and/or our 6 ½% debentures (collectively, as described below) with 100% of the net proceeds of equity issuance. The amendment also permits us, during any fiscal quarter ending on or after April 30, 2004, to use 25% of excess cash flow (as defined under our Senior Secured Credit Facility) to repurchase or redeem our 11 ½% notes, our 12 ¼% notes and/or our 6 ½% debentures provided that the leverage ratio, taking into consideration the repurchase or redemption, is less than 3.00:1, and increasing to 50% if the leverage ratio, taking into consideration the repurchase or redemption, is less than 2.50:1.

     On December 16, 2003, we amended our Senior Secured Credit Facility, reducing the applicable margin over LIBOR on our term loan B to a range of 2.50% to 2.75% from 3.50% to 4.00%. The term loan A and revolving line of credit applicable margins were not impacted and continue to range between 2.50% and 3.50%.

     Our Senior Secured Credit Facility requires us to meet consolidated leverage ratios, which decline from 4.50:1 to 3.00:1 at regular intervals throughout the term of the credit facility, to maintain a minimum current ratio of 1.5:1, and a minimum fixed charge coverage ratio, which varies over the term of the facility between 1.05:1 and 1.20:1. We are required to submit a quarterly compliance certificate to the lender under the facility. We were fully compliant with these covenants as of October 31, 2003.

     See further discussion at Note 6, “Current and Long-Term Debt” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     11 ½% Senior Notes. On August 22, 2002, we issued $200.0 million in aggregate principal amount due at maturity of 11 ½% Senior Notes due 2009 (the “11 ½% notes”) for proceeds, net of $4.7 million of original issue discount, of approximately $195.3 million. Interest on the 11 ½% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. The notes are effectively subordinate to our Senior Secured Credit Facility and senior to our subordinated indebtedness, including the 12 ¼% notes, the 8 5/8% debentures and the 6 ½% debentures described below. As of October 31, 2003, all amounts remained outstanding under the 11 ½% notes.

     See further discussion at Note 6, “Current and Long-Term Debt” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     12 ¼% Senior Subordinated Notes. In June 1999, we issued $200.0 million in aggregate principal amount of 12 ¼% Senior Subordinated Notes due 2009 (the “12 ¼% notes”), all of which remained outstanding at October 31, 2003. Interest on the 12 ¼% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12 ¼% notes are effectively subordinate to our Senior Secured Credit Facility and the 11 ½% notes.

     See further discussion at Note 6, “Current and Long-Term Debt” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     8 5/8% Senior Subordinated Debentures (“8 5/8% debentures”). Our 8 5/8% debentures are due in January 2004. Interest on these debentures is payable semi-annually in January and July of each year. Our 8 5/8% debentures are subordinate to our Senior Secured Credit Facility and the 11 ½% notes. As of October 31, 2003, we owed $6.5 million on our 8 5/8% debentures, all of which were retired on January 15, 2004.

     6 ½% Convertible Subordinated Debentures (“6 ½% debentures”). Our 6 ½% debentures are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. Interest on these debentures is payable semi-annually in February and August of each year. Sinking fund payments calculated to retire 70% of our 6 ½% debentures prior to maturity began in February 1998. Our 6 ½% debentures are subordinate to our Senior Secured Credit Facility and the 11 ½% notes. As of October 31, 2003, we owed $1.8 million on our 6 ½% debentures.

     Revolving Line of Credit. We maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. Our regular daily cash needs follow a predictable pattern that typically follows our payroll cycles, which drive, if necessary, our borrowing requirements.

     Our average daily revolving line of credit balances for the years ended October 31, 2003 and 2002 were $21.0 million and $6.0 million, respectively. The maximum amounts outstanding at any one point in time during the years ended October 31, 2003 and 2002 were $70.0 million and $49.2 million, respectively. The effective average interest rates paid on the line of credit were approximately 6.2% and 6.3% during the years ended October 31, 2003 and 2002, respectively.

     Notes payable and other indebtedness. As of October 31, 2003 and 2002, we had $10.9 million and $ 3.0 million, respectively, of outstanding notes payable, which includes notes primarily used as our financing vehicle to purchase office equipment, computer equipment and furniture.

     Capital Leases. As of October 31, 2003 and 2002, we had $39.8 million and $47.8 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

     Operating Leases. As of October 31, 2003 and 2002, we had approximately $389.7 million and $406.5 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.

     Foreign Credit Lines. We maintain foreign lines of credit, which are collateralized by assets of our foreign subsidiaries. At October 31, 2003 and 2002, we had no amounts outstanding under the foreign lines of credit and amounts available under these foreign lines of credit were $7.5 million and $12.5 million, respectively.

Other Activities

     Related-Party Transactions. Mr. Koffel, Mr. Ainsworth, Mr. Rosenstein and some of our other employees have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted stock and the payment of withholding taxes due with respect to such exercises and vesting. Mr. Koffel, Mr. Ainsworth and Mr. Rosenstein, as well as our other named executives, and some of our officers and employees may continue to dispose of shares of our common stock in this manner and for similar purposes.

     In August 2002, we issued 100,000 shares of Series D Preferred Stock to Carlyle-EG&G, L.L.C. and EG&G Technical Services Holdings, L.L.C. (both of whom are affiliates of TCG Holdings, L.L.C.) in connection with the EG&G acquisition. The Series D Preferred Stock was subsequently converted (by a vote of the stockholders at a Special Meeting held on January 28, 2003) into a total of 2,106,674 shares of common stock (the “Series D Conversion”). As a result of the Series D Conversion, TCG Holdings, L.L.C. became the beneficial owner of an aggregate of 7,064,033 shares, or approximately 22%, of our outstanding common stock. The Series D Conversion constituted a change of control as defined under the terms of the employment arrangements with some of our executives, resulting in, among other things, the accelerated vesting of an aggregate of 212,500 shares of restricted common stock previously granted. In order to satisfy tax withholding obligations arising from the vesting of their restricted stock, the executives have surrendered to us an aggregate of 75,381 shares of common stock. In September 2003, we fulfilled our obligation to TCG Holdings, L.L.C. under existing registration rights provisions to register all of their outstanding restricted common stock in a public underwritten secondary offering of our common stock in which TCG Holdings, L.L.C. sold all 7,064,033 shares of common stock to outside investors. As a result, TCG Holdings, L.L.C. did not own any shares of our common stock as of October 31, 2003 and as of the date of this annual report.

     Financing or Stock Offering Alternatives. We frequently evaluate alternative capital structures and consider the potential benefits of various financing strategies, including both debt and equity vehicles. We expect to continue to pursue opportunities to improve the capital structure of the company when opportunities arise.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our credit facility. During fiscal year 2003, we did not enter into any interest rate derivatives due to our current percentage of fixed interest rate debt and to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment. See further discussion under Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, of this report.

     Enterprise Resource Program (“ERP”). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and convert to a new ERP purchased from PeopleSoft, Inc. (formerly J.D. Edwards & Company). As of October 31, 2003, approximately one-third of our revenues are processed on this ERP system. The remaining URS Division legacy systems are expected to convert to the new ERP system over the next two years.

     The capitalized costs of implementing our new ERP system, including hardware, software licenses, consultants and internal staffing costs will be approximately $65.0 million, excluding conversion of the EG&G Division’s ERP system. As of October 31, 2003, we had capitalized costs of approximately $58.3 million for this project, with the remaining costs to be incurred through fiscal year 2005. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

     Other Commitments. Consistent with industry practice, when performing environmental remediation or other services, we will at times provide a guarantee related to the materials, workmanship and fitness of a project site for periods that range from one to three years. We are obligated to remedy such work should defects occur; however, the maximum amount of such guarantees cannot be estimated since we are presently unaware of any material defects associated with this work.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-K, the following factors could affect our financial condition and results of operations:

We have been experiencing the adverse effects from the recent economic downturn. If the current downturn continues, our revenues and profits could decline and our financial condition may deteriorate.

     In response to reduced revenues caused by the recent economic downturn, our clients may cut costs, or delay, curtail or cancel projects with us. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. Our clients may also demand better pricing terms. In addition, the recent economic downturn may impact our clients’ ability to pay our bills and our ability to collect cash from them to meet our operating needs. Although some recent economic indicators have been positive, we do not yet know whether these indicators will positively affect our revenues and profits and if the economic downturn continues or worsens our revenues and profits could decline and our financial condition may deteriorate.

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

As a government contractor, we are subject to a number of procurement laws and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or a loss of business.

     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, Services Contract Act, and Department of Defense security regulations, as well as many other rules and regulations. These laws and regulations affect how we do business with our clients and in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

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

     Government agencies, such as the United States Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, we may not be reimbursed for these costs, or if we have already been reimbursed, we may be required to refund these reimbursements. Therefore, an audit could result in substantial adjustments to our revenues and costs.

     Moreover, our internal controls may not always prevent improper conduct. If the agencies determine that we or a subcontractor engaged in improper conduct, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition. In addition, we could suffer serious harm to our reputation.

Unexpected termination of our backlog of orders could harm our operations and adversely affect our future revenues.

     Our contract backlog consists of the amount billable at a particular point in time for future services under signed contracts, including the full term of multi-year government contracts for which funds must be appropriated on an annual basis. We include indefinite delivery/indefinite quantity contracts, which are executed contracts requiring the issuance of task orders, in contract backlog only to the extent the task orders are actually issued and funded. The contracts comprising our backlog estimates may not result in actual revenues in any particular period. These estimates are based on our experience under these contracts and similar contracts and may not be accurate. Unexpected termination of a substantial portion of our backlog of orders could harm our operations and adversely affect our future revenues.

If we are unable to accurately estimate the overall risks, revenues or costs on a contract, then we may incur a lower profit or loss on the contract.

     We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and consequently, we will realize a profit on the fixed-price contract only if we can control our costs and prevent cost over-runs on the contract. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these types of contracts is driven by billable headcount and control of cost over-runs.

     Accounting for such contracts requires judgment relative to assessing the contract’s estimated risks, revenues and costs and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenues and costs at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect financial performance in future periods. If we are unable to accurately estimate the overall revenues or costs on a contract, then we may experience a lower profit or incur a loss on the contract.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

     We may guarantee to our client that we will complete a project by a scheduled date. We also may sometimes guarantee that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or to achieve the required performance standards. In some cases, where we fail to meet required performance standards, we may also be subject to agreed upon damages, which are fixed in amount by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, a loss on that project.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and reduced profit or loss on the project.

     We occasionally perform projects jointly with outside partners in order to enter into subcontracts, joint ventures and other contractual arrangements so that we can jointly bid on and execute a particular project. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and risk of loss or reduced profit on the project.

Our substantial indebtedness could adversely affect our financial condition.

     We are a highly leveraged company. As of October 31, 2003, we had $812.6 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

•	it may limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	it may place us at a competitive disadvantage if we are more highly leveraged than our competitors;

•	it may restrict us from making strategic acquisitions or exploiting business opportunities;

•	it may make us more vulnerable to a downturn in our business or the economy; and

•	it may require us to dedicate a substantial portion of our cash flows from operations to the repayments of our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures and for other general corporate purposes.

We may not be able to generate or borrow enough cash to service our debt, which could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

     In order to service our debt, we rely primarily on our ability to generate cash in future periods. If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances.

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

     We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.

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

     Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented approximately 31% our total revenues for fiscal year 2003. While spending authorization for defense-related programs have increased significantly in recent years due to greater homeland security and foreign military commitments and to a general outsourcing trend, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A general decline in United States defense spending could harm our operations and adversely affect our future revenues.

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

Ownership of our common stock is concentrated among stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

     As of October 31, 2003, our officers and directors and their affiliates beneficially owned approximately 27% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

Because we rely heavily on our senior executive staff and other qualified technical professionals, a failure to attract and retain key professional personnel could impair our ability to provide services to our clients and otherwise conduct our business effectively.

     The ability to attract, retain and expand our staff of qualified technical professionals is an important factor in determining our future success. A shortage of professionals qualified in some technical areas exists from time to time in our industry. The market for these professionals is competitive, and we may not be successful in our efforts to continue to attract and retain such professionals. In addition, we rely heavily upon the experience and ability of our senior executive staff and the loss of a significant number of these individuals could impair our ability to provide technical services to our clients and conduct our business effectively.

Our international operations are subject to a number of risks that could harm our operations and adversely affect our future revenues.

     As a worldwide provider of engineering services, we have operations in over 20 countries and derived approximately 8% and 9% of our revenues from international operations for the fiscal years ended October 31, 2003 and 2002, respectively. International business is subject to a variety of special risks, including:

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

If we do not successfully integrate our new accounting and project management software systems, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems.

     We are continuing to integrate a new company-wide accounting and project management software system. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our customers and collect cash in a timely manner. Our current efforts to integrate EG&G’s operations with our own may further complicate implementation of the new system.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations, and new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

     As of October 31, 2003, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

Failure to integrate acquired businesses or assets successfully will prevent us from achieving the anticipated cost savings and other benefits on which our decision to consummate any acquisition would have been based.

     We have completed five significant acquisitions since 1996 and we will continue to pursue growth through selective strategic acquisitions of businesses and assets. However, we will only achieve the efficiencies, cost reductions and other benefits, such as diversification of our current portfolio of clients and services, which we would expect to result from these acquisitions if we successfully integrate the administrative, financial, technical and marketing organizations of acquired businesses and assets, and implement appropriate operations, financial and management systems and controls. We may have insufficient management resources to accomplish integrations, and even if we are able to do so successfully, we may not realize the level of cost savings and other benefits that we expected to achieve.

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

Our use of the percentage-of-completion method of accounting could result in reduction or reversal of previously recorded revenues and profits.

     A substantial portion of our revenues and profits are measured and recognized using the percentage-of-completion method of accounting. Generally, our use of this method results in recognition of revenues and profits ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred. The effect of revisions to revenues and estimated costs, including the achievement of award and other fees is recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have a history of making reasonably dependable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates, including reductions or reversals of previously recorded revenues and profits, and such differences could be material.

If our intangible assets become impaired, our earnings will be negatively impacted.

     Our balance sheet includes goodwill and other intangible assets, the values of which are material. If any of our intangible assets were to become impaired, we would be required to write-off the impaired amount. The write-off would negatively affect our earnings, but not our cash flows.

Delaware law and our charter documents and the change of control provisions of our outstanding notes may impede or discourage a takeover, which could cause the market price of our shares to decline.

     We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock. In addition, if we undergo a change of control, we may be required to repurchase our 11½% notes and our 12¼% notes, in each case at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. This feature of some of our outstanding notes may also discourage a person or a group from attempting to acquire us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

     We are exposed to changes in interest rates as a result of our borrowings under our Senior Secured Credit Facility. Based on outstanding indebtedness of $357.8 million under our Senior Secured Credit Facility at October 31, 2003, if market rates were to average 1% higher during fiscal year 2004, our net of tax interest expense would increase by approximately $2.1 million. Conversely, if market rates were to average 1% lower during fiscal year 2004, our net of tax interest expense would decrease by approximately $2.1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of URS Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (“the Company”) at October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of November 1, 2001.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 20, 2004

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$15,508	$9,972
Accounts receivable, including retainage of $42,617 and $50,552, respectively	528,037	571,833
Costs and accrued earnings in excess of billings on contracts in process	393,670	399,093
Less receivable allowances	(33,106)	(30,710)

Net accounts receivable	888,601	940,216

Deferred income taxes	13,315	17,895
Prepaid expenses and other assets	22,241	20,248

Total current assets	939,665	988,331
Property and equipment at cost, net	150,553	156,524
Goodwill, net	1,004,680	1,001,629
Purchased intangible assets, net	11,391	14,500
Other assets	61,323	68,108

	$2,167,612	$2,229,092

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,885	$30,298
Accounts payable and subcontractor payable, including retainage of $7,409 and $5,190, respectively	172,500	199,728
Accrued salaries and wages	125,774	101,287
Accrued expenses and other	86,874	91,634
Billings in excess of costs and accrued earnings on contracts in process	83,002	92,235

Total current liabilities	492,035	515,182
Long-term debt	788,708	925,265
Deferred income taxes	55,411	40,629
Deferred compensation and other	66,385	67,431

Total liabilities	1,402,539	1,548,507

Commitments and contingencies (Note 9)
Mandatorily redeemable Series D senior convertible participating preferred stock, par value $.01; authorized 100 shares; issued and outstanding 0 and 100, respectively; liquidation preference $0 and $0, respectively	—	46,733

Stockholders’ equity:
Common stock, par value $.01; authorized 50,000 shares; issued and outstanding 33,664 and 30,084 shares, respectively	336	301
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	487,824	418,705
Accumulated other comprehensive loss	(906)	(5,132)
Retained earnings	278,106	220,265

Total stockholders’ equity	765,073	633,852

	$2,167,612	$2,229,092

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended October 31,

	2003	2002	2001

Revenues	$3,186,714	$2,427,827	$2,319,350
Direct operating expenses	2,005,339	1,489,386	1,393,818

Gross profit	1,181,375	938,441	925,532

Indirect expenses:
Indirect, general and administrative	1,000,970	791,625	755,791
Interest expense, net	83,571	55,705	65,589

	1,084,541	847,330	821,380

Income before taxes	96,834	91,111	104,152
Income tax expense	38,730	35,940	46,300

Net income	58,104	55,171	57,852
Preferred stock dividend	—	5,939	9,229

Net income available for common stockholders	58,104	49,232	48,623
Other comprehensive income (loss):
Foreign currency translation adjustments	4,226	(1,170)	(1,550)

Comprehensive income	$62,330	$48,062	$47,073

Net income per common share:
Basic	$1.78	$2.18	$2.79

Diluted	$1.76	$2.03	$2.41

Weighted average shares outstanding:
Basic	32,688	22,554	17,444

Diluted	33,041	27,138	23,962

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

					Accumulated
	Common Stock			Additional	Other		Total
			Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balances, October 31, 2000	16,834	$168	$(287)	$137,389	$(2,412)	$122,936	$257,794
Employee stock purchases	1,364	14	—	13,722	—	—	13,736
Tax benefit of stock options	—	—	—	3,899	—	—	3,899
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive loss:
Foreign currency translation	—	—	—	—	(1,550)	—	(1,550)
Net income	—	—	—	—	—	57,852	57,852
In-kind preferred stock dividends	—	—	—	—	—	(9,229)	(9,229)

Balances, October 31, 2001	18,198	182	(287)	155,273	(3,962)	171,296	322,502
Employee stock purchases	1,084	11	—	19,327	—	—	19,338
Tax benefit of stock options	—	—	—	3,745	—	—	3,745
Conversion of preferred stock to common stock	5,845	58	—	126,780	—	—	126,838
Issuance of common stock in connection with the EG&G acquisition	4,957	50	—	112,250	—	—	112,300
Issuance of preferred stock in connection with the EG&G acquisition	—	—	—	1,067	—	—	1,067
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive loss:
Foreign currency translation	—	—	—	—	(1,170)	—	(1,170)
Net income	—	—	—	—	—	55,171	55,171
In-kind preferred stock dividends	—	—	—	—	—	(5,939)	(5,939)

Balances, October 31, 2002	30,084	301	(287)	418,705	(5,132)	220,265	633,852
Employee stock purchases	931	9	—	13,432	—	—	13,441
Tax benefit of stock options	—	—	—	12	—	—	12
Conversion of preferred stock to common stock	2,107	21	—	46,712	—	—	46,733
Issuance of over-allotment of common shares in connection with the conversion of preferred stock	480	5	—	8,700	—	—	8,705
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive income:
Foreign currency translation	—	—	—	—	4,226	—	4,226
Net income	—	—	—	—	—	58,104	58,104

Balances, October 31, 2003	33,602	$336	$(287)	$487,824	$(906)	$278,106	$765,073

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$58,104	$55,171	$57,852

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,349	32,799	42,143
Amortization of financing fees	7,496	4,220	3,663
Loss on extinguishment of debt	—	7,620	—
Receivable allowances	2,396	1,694	(8,254)
Deferred income taxes	19,362	2,373	(3,894)
Stock compensation	4,187	2,345	1,964
Tax benefit of stock options	12	3,745	3,899
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	49,219	(59,658)	(27,920)
Income taxes recoverable	—	—	4,997
Prepaid expenses and other assets	(1,993)	8,738	(5,544)
Accounts payable, accrued salaries and wages and accrued expenses	(11,429)	(7,058)	(8,484)
Billings in excess of costs and accrued earnings on contracts in process	(9,233)	(3,721)	5,045
Deferred compensation and other	(1,046)	33,465	(6,906)
Other, net	5,077	5,839	(11,511)

Total adjustments	106,397	32,401	(10,802)

Net cash provided by operating activities	164,501	87,572	47,050

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	—	(340,540)	—
Proceeds from sale of subsidiaries and divisions	—	5,840	3,530
Capital expenditures, less equipment purchased through capital leases	(16,607)	(52,458)	(19,778)

Net cash used by investing activities	(16,607)	(387,158)	(16,248)

Cash flows from financing activities:
Proceeds from issuance of debt	—	195,280	—
Principal payments on long-term debt	(118,413)	(381,648)	(33,522)
Borrowings of long-term debt	212	476,101	—
Net borrowings (payments) under the line of credit	(27,259)	27,259	—
Capital lease obligations payments	(14,594)	(14,794)	(7,530)
Short-term note borrowings	1,257	278	5,830
Short-term note payments	(1,413)	(3,680)	(7,647)
Proceeds from sale of common shares and exercise of stock options	17,852	17,003	11,772
Payment of financing fees	—	(29,639)	—

Net cash provided (used) by financing activities	(142,358)	286,160	(31,097)

Net increase (decrease) in cash	5,536	(13,426)	(295)
Cash and cash equivalents at beginning of year	9,972	23,398	23,693

Cash and cash equivalents at end of year	$15,508	$9,972	$23,398

Supplemental information:
Interest paid	$63,414	$50,084	$75,434

Taxes paid	$17,180	$30,513	$33,882

Equipment acquired with capital lease obligations	$15,712	$23,419	$25,084

Non-cash dividends paid in-kind	$—	$6,740	$9,086

Conversion of Series B preferred stock to common stock	$—	$126,838	$—

Net book value of business sold	$—	$5,840	$3,530

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Business

     The terms “we”, “us”, and “our” used in this annual report include URS Corporation and its consolidated subsidiaries unless otherwise indicated. We offer a comprehensive range of professional planning and design, system engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, hazardous waste management, industrial process and petrochemical refinement, general building and water/wastewater treatment projects. We are also a leading provider of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies. Headquartered in San Francisco, we operate in more than 20 countries with approximately 26,000 employees providing services to state, local and federal government agencies, as well as to private clients in the chemical, pharmaceutical, manufacturing, forest product, energy, oil, gas, mining, healthcare, water supply, retail and commercial development, telecommunication and utility industries.

Principles of Consolidation and Basis of Presentation

     Our consolidated financial statements include the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. We include in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. The consolidated financial statements reflect the August 2002 acquisitions of Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (collectively, “EG&G”), which were all accounted for under the purchase accounting method. See Note 2, “Acquisition.” We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in non-consolidated joint ventures are accounted for using the equity method.

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

Revenue Recognition

     We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. At October 31, 2003, we had over 12,000 active projects, none of which represented more than 4% of our total revenues for fiscal year ended October 31, 2003. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the amounts are known and can be reasonably estimated. Such revisions could occur at any time and the effects may be material.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The majority of our contracts are for professional planning, design and various other types of engineering projects, including systems engineering, and program and construction management. We account for such contracts on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. Under the percentage-of-completion method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. For some contracts, using the cost-to-cost method in estimating percentage-of-completion may overstate the progress on the project. For instance, in a project where a large amount of permanent materials are purchased, including the costs of these materials in calculating the percentage-of-completion may overstate the actual progress on the project. For these types of projects, actual labor hours spent on the project may be a more appropriate measure of the progress on the project. For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods such as actual labor hours for measuring progress on the project and recognize revenue accordingly.

     Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones, incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are based on various professional judgments we make with respect to those factors and are difficult to accurately determine until the project is significantly underway.

     We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

     Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period, or over units of production.

     Cost-Plus Contracts. We have four major types of cost-plus contracts:

•	Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenues based on the actual labor costs, based on hours of labor effort, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services as revenues are recognized or in accordance with agreed-upon billing schedules. Aggregate revenues from cost-plus fixed fee contracts may vary based on the actual number of labor hours worked and other actual contract cost incurred. However, if actual labor hours and other contract costs exceed the original estimate agreed to by our client, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims.”).

•	Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs to arrive at a total dollar estimate for the project. We recognize revenues based on the actual total number of labor hours and other costs we expend at the cost plus fixed rate we negotiated. Similar to cost-plus fixed fee contracts, aggregate revenues from cost-plus fixed rate contracts may vary and we generally must obtain a change order, contract modification, or successfully prevail in a

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

claim in order to receive payment for any additional costs that exceed the original contract estimate (see “Change Orders and Claims”).

•	Cost-Plus Award Fee. Some cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, we may share award fees with subcontractors and/or our employees. We record accruals for fee sharing on a monthly basis as related award fee revenue is earned. We generally recognize revenues to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. We take the award fee or penalty on contracts into consideration when estimating sales and profit rates, and we record revenues related to the award fees when there is sufficient information to assess anticipated contract performance. On contracts that represent higher than normal risk or technical difficulty, we defer all award fees until an award fee letter is received. Once an award letter is received, the estimated or accrued fees are adjusted to the actual award amount.

•	Cost-Plus Incentive Fee. Some of our cost-plus contracts provide for incentive fees based on performance against contractual milestones. The amount of the incentive fees varies, depending on whether we achieve above-, at-, or below-target results. We recognize revenues on these contracts assuming that we will achieve at-target results, unless we estimate our cost at completion to be materially above or below target. If our estimated cost to complete the project indicates that our performance is, or will be, below target, we adjust our revenues down to the below-target estimate. If our estimate to complete the project indicates that our performance is above target, we do not adjust our revenues up to correspond with our estimated higher level of performance unless authorization to recognize additional revenues is obtained from appropriate levels of management.

     Labor costs and subcontractor services are the principal components of our direct costs on cost-plus contracts, although some include materials and other direct costs. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Others include rate ceilings that limit the reimbursement for general and administrative costs, overhead costs and materials handling costs. The accounting for these contracts appropriately reflects such guaranteed price or rate ceilings. Revenues in excess of cost limitation or rate ceilings are recognized in accordance with “Change Orders and Claims” as described below.

     Federal Acquisition Regulations, which are applicable to all federal government contracts and which are partially or fully incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts subject to such regulations. Cost-plus contracts covered by Federal Acquisition Regulations and some state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. In accordance with industry practice, most of our federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     Fixed-Price Contracts. We enter into two major types of fixed-price contracts:

•	Firm Fixed-Price (“FFP”). Our FFP contracts have historically accounted for most of our fixed-price contracts. Under FFP contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method described above. We do not adjust our revenues downward if we incur costs below our original estimated costs. Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if our current estimated costs exceed prior

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimates, our profit margins will decrease and we may realize a loss on a project. In order to increase aggregate revenue on the contract, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

•	Fixed-Price Per Unit (“FPPU”). Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete. We are generally guaranteed a minimum number of service or production transactions at a fixed price, but our actual profit margins on any FPPU contract depend on the number of service transactions we ultimately complete. We recognize revenues under FPPU contracts as we complete and bill the related service transactions to our clients. If our current estimates of the aggregate average costs per service transaction turn out to exceed our prior estimates, our profit margins will decrease and we may realize a loss on the project. In order to increase aggregate revenues on a contract, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

     Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with negotiated billing rates. The majority of our time-and-material contracts are subject to maximum contract values, and accordingly, revenues under these contracts are recognized under the percentage-of-completion method or as a revenue arrangement with multiple deliverables as described above. Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. Our time-and materials contracts also generally include annual billing rate adjustment provisions.

     Change Orders and Claims. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either we or our customer may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Claims are amounts in excess of agreed contract price that we seek to collect from our clients or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.

     Change orders and claims occur when changes are experienced once contract performance is underway. Change orders are sometimes documented and terms of such change orders agreed with the client before the work is performed. Sometimes circumstances require that work progresses without client agreement before the work is performed. Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues, only to the extent that contract costs related to the claims have been incurred when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Costs and Accrued Earnings in Excess of Billings on Contracts in Process and Billings in Excess of Costs and Accrued Earnings on Contracts in Process

     Costs and accrued earnings in excess of billings on contracts in process in the accompanying consolidated balance sheets represent amounts earned and reimbursable under contracts in progress. As of October 31, 2003 and 2002, costs and accrued earnings in excess of billings on contracts in progress were $393.7 million and $399.1 million, respectively. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next 12 months.

     Billings in excess of costs and accrued earnings on contracts in process in the accompanying consolidated balance sheets represent cash collected from clients on contracts in advance of revenues earned thereon, as well as advanced billings to clients in excess of costs and earnings on uncompleted contracts. It also includes provisions for losses on contracts, and reserves for audit and closing adjustments on both federal and state contracts. As of October 31, 2003, and 2002, billings in excess of costs and accrued earnings on contracts in process were $83.0 million and $92.2 million, respectively. We anticipate that substantially all such amounts will be earned over the next 12 months.

Allowance for Uncollectible Accounts Receivable

     Our accounts receivable and costs and accrued earnings in excess of billings on contracts in process are reduced by an allowance for amounts that may become uncollectible in the future. We base our estimated allowance for uncollectible amounts primarily on management’s evaluation of the financial condition of our clients. Management regularly evaluates the adequacy of the allowance for uncollectible amounts by taking into consideration factors such as the type of client: governmental agencies or private sector; trends in actual and forecasted credit quality of the client, including delinquency and late payment history; and current economic conditions that may affect a client’s ability to pay.

Accounts Receivable – Retainage

     Accounts receivable – retainage represents amounts billed to clients for the services performed that, by their terms, will not be paid until the projects are at or near completion. As a result, a significant portion of the accounts receivable – retainage is not expected to be collected within one year.

Concentrations of Credit Risk

     Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of clients that comprise our customer base and their dispersion across different business and geographic areas. Our cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the United States of America and Europe. We estimate and maintain an allowance for potential uncollectible accounts and such estimates have historically been within management’s expectations.

Cash and Cash Equivalents

     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

     Carrying amounts of some of our financial instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair values due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the total fair values of our long-term debt exceeds the carrying values as disclosed in Note 6, “Current and Long-Term Debt.”

Property and Equipment

     Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in income. Depreciation is provided on the straight-line and the double declining methods using estimated lives ranging from three to ten years for property and equipment. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Internal-Use Computer Software

     We expense or capitalize charges associated with development of internal-use software as follows:

     Preliminary project stage: Both internal and external costs incurred during this stage are expensed to operations as incurred.

     Application development stage: Both internal and external costs incurred to purchase and develop computer software are capitalized after the preliminary project stage is completed and affirmed management authorizes the computer software project. However, training costs and the process of data conversion from the old system to the new system, which includes purging or cleansing of existing data, reconciliation or balancing of old data to the converted data in the new system, are expensed to operations as incurred.

     Post-Implementation/Operation Stage: All training costs and maintenance costs incurred during this stage are expensed as incurred.

     Costs of upgrades and enhancements are capitalized if the expenditures will result in added functionality for the software. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which may be up to ten years. Impairment is measured and recognized in accordance with the Statement of Financial Accounting Standards No. 144, which we adopted on November 1, 2002.

Goodwill

     In accordance with the adoption of SFAS 142, we ceased to amortize goodwill and instead tested the goodwill for impairment at least annually beginning in fiscal year 2002. We also periodically evaluate the recoverability of goodwill and take into account events or circumstances that may indicate a possible impairment of goodwill. Prior to fiscal 2002, our goodwill was amortized using the straight-line method over its estimated period of benefit.

Purchased Intangible Assets

     We amortize our purchased intangible assets using the straight-line method over their estimated period of benefit, ranging from three to fourteen years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

     We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and based on expected future operating results, management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Income Per Common Share

     Basic income per common share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share of common stock is computed giving effect to all potentially dilutive shares of common stock that were outstanding during the period. Potentially dilutive shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock. Diluted income per share is computed by dividing net income available for common stockholders plus the preferred stock dividend by the weighted-average common share and potentially dilutive common shares that were outstanding during the period. Due to the participation features of the Series D Convertible Participating Preferred Stock (“Series D Preferred Stock”) issued in connection with the EG&G acquisition, which were not convertible until January 28, 2003, for purposes of the income per share calculations, these shares were assumed to be a separate class of common stock from the date of acquisition to January 28, 2003 (which resulted in approximately 504,000 additional weighted-average common shares in the basic income per common share calculations for the fiscal year ended October 31, 2003). Accordingly, income per common share for fiscal year 2003 has been calculated using the two-class method, which is an earnings allocation formula that determines income per common share for each class of common stock. Under the two-class method, approximately $895,000 of net income for the fiscal year ended October 31, 2003 is allocable to the Series D Preferred Stock and the remaining amount is allocable to common stock. While a proportionate amount of the income otherwise available to common stockholders is allocable, as described above, to the weighted-average number of assumed converted Series D Preferred Stock shares outstanding during the fiscal year ended October 31, 2003, the presentation below combines the two classes of common stock in the weighted average common stock outstanding. On January 28, 2003, the Series D Preferred Stock shares were converted to common shares outstanding.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Years ended October 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Numerator—Basic
Net income available for common stockholders	$58,104	$49,232	$48,623

Denominator—Basic
Weighted-average common stock outstanding	32,688	22,554	17,444

Basic income per share	$1.78	$2.18	$2.79

Numerator—Diluted
Net income available for common stockholders	$58,104	$49,232	$48,623
Preferred stock dividend	—	5,939	9,229

Net income	$58,104	$55,171	$57,852

Denominator—Diluted
Weighted-average common stock outstanding	32,688	22,554	17,444
Effect of dilutive securities:
Stock options	353	1,194	1,212
Convertible preferred stock	—	3,390	5,306

	33,041	27,138	23,962

Diluted income per share	$1.76	$2.03	$2.41

     The following outstanding stock options were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the shares of common stock in the periods presented.

	Year Ended October 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Number of stock options where exercise price exceeds average price	3,085	66	1,512
Stock option exercise price range where exercise price exceeds average price:
Low	$17.05	$27.30	$20.94
High	$33.20	$33.90	$28.00
Average stock price during the period	$16.86	$25.92	$20.51

     Convertible subordinated debt was not included in the computation of diluted income per share because it would be anti-dilutive.

Stock-Based Compensation

     We account for stock issued to employees and outside directors in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Accordingly, compensation cost is measured based on the excess, if any, of the market price of our common stock over the exercise price of a stock option, determined on the date the option is granted.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In January 2003, FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS 148 during the year ended October 31, 2003 and disclosures required pursuant to SFAS 148 are included in the table below. SFAS 148 also requires disclosure of pro-forma results on an interim basis as if we had applied the fair value recognition provisions of SFAS 123. We do not expect to change to the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is not expected to impact our financial results.

     We continue to apply APB 25 and related interpretations in accounting for our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (“the Plans”). All of our options are awarded with an exercise price that is equal to the market price of our stock on the date of the grant and accordingly, no compensation cost has been recognized in connection with options granted under the Plans. Had compensation cost for awards under the Plans been determined in accordance with SFAS 123, as amended, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended October 31,

	2003	2002	2001

	(In thousands, except per share amount)
Numerator — Basic
Net income available for common stockholders:
As reported	$58,104	$49,232	$48,623
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	8,108	9,996	3,127

Pro forma net income	$49,996	$39,236	$45,496

Denominator — Basic
Weighted-average common stock outstanding	32,688	22,554	17,444

Basic income per share:
As reported	$1.78	$2.18	$2.79
Pro forma	$1.53	$1.74	$2.61
Numerator — Diluted
Net income available for common stockholders:
As reported	$58,104	$49,232	$48,623
Preferred stock dividends	—	5,939	9,229

Net income	58,104	55,171	57,852
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	8,108	9,996	3,127

Pro forma net income	$49,996	$45,175	$54,725

Denominator — Diluted
Weighted-average common stock outstanding	33,041	27,138	23,962

Diluted income per share:
As reported	$1.76	$2.03	$2.41
Pro forma	$1.51	$1.66	$2.28

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Risk-free interest rates	3.31%-4.42%	3.77%-5.44%	4.62%-5.28%
Expected life	7.32 years	7.6 years	4 years
Volatility	47.59%	45.66%	44.58%
Expected dividends	None	None	None

     See further discussion on our stock options under Note 11. “Stockholders’ Equity”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Financial Instruments

     We are exposed to risk of changes in interest rates as a result of borrowings under our credit facility. We periodically enter into interest rate derivatives to protect against this risk. During fiscal year 2003, we did not enter into any interest rate derivatives due to our current percentage of fixed interest rate debt and to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment.

Adopted and Recently Issued Statements of Financial Accounting Standards

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. SFAS 146 requires the recording of a liability on the date on which the obligation is incurred and should be initially measured at fair value. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. As permitted, we adopted SFAS 146 early on November 1, 2002 and adoption of SFAS 146 does not significantly impact our financial statements.

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Under the provisions of FIN 45, accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. Adoption of FIN 45 does not significantly impact our financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows:

1)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. We have completed our assessment and determined that we have no SPE’s.

2)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, we could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. As is common to the industry, we have executed contracts jointly with third parties through partnerships and joint ventures. In general, we account for these investments in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.” We are currently evaluating three significant joint ventures in accordance with FIN 46-R to determine whether any of the joint ventures qualify as a VIE and whether we are the primary beneficiary; however, our analysis is not yet complete. If we

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

determine that any of these joint ventures require consolidation under FIN 46-R, it could have a material impact on revenue and costs, but not net income in our consolidated financial statements for interim or annual periods in filings subsequent to January 31, 2004.

3)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and we do not expect to enter into any such material agreements during our first interim period ended January 31, 2004. If we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods, beginning after December 15, 2002. SFAS 148 also requires disclosure of proforma results on a quarterly basis as if we had applied the fair value recognition provisions of SFAS 123. We do not currently expect to adopt the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is not expected to impact our financial results. See Stock-Based Compensation of this note beginning on page 57.

     EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 does not have a significant impact on our financial statements.

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 does not have a significant impact on our financial statements.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 does not have a significant impact on our financial statements.

     In December of 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) (“Revised SFAS 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Revised SFAS 132 will impact the disclosures in financial statements beginning in our second quarter of fiscal year ended October 31, 2004.

Reclassifications

     Reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation with no effect on consolidated net income, or equity as previously reported.

NOTE 2. ACQUISITION

     On August 22, 2002, we acquired all of the outstanding common shares of the EG&G, a leading providers of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies. In connection with the EG&G acquisition, we issued to the stockholders of the EG&G businesses 100,000 shares of Series D Preferred Stock. At a special meeting held on January 28, 2003, our stockholders approved the conversion of all outstanding shares of the Series D Preferred Stock into 2,106,674 shares of voting common stock. The conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of our employment arrangements with some executives resulting in the accelerated vesting of restricted common stock previously granted, which increased general and administrative expenses by approximately $2.5 million for the year ended October 31, 2003.

Pro Forma Results

     The operating results of EG&G have been included in the accompanying consolidated financial statements from the date of acquisition forward. Accordingly, the EG&G results of operations for the year ended October 31, 2002 were not included in our consolidated statements of operations until August 22, 2002, the date of acquisition.

     The following unaudited pro forma financial information presents the combined results of our and EG&G’s operations as if the EG&G acquisition had occurred as of the beginning of the fiscal periods presented. An adjustment of $1.2 million, net of tax, has been made to the combined results of operations, reflecting amortization of purchased intangibles, as if the EG&G acquisition had occurred at November 1, 2001. The unaudited pro forma financial information also excludes a non-recurring, pre-tax charge of $8.9 million and $10.6 million for fiscal years 2002 and 2001, respectively. This charge relates to early extinguishment of debt on a loan that would have been retired if the EG&G acquisition had occurred at the beginning of each of the fiscal years presented. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the EG&G acquisition been completed as of the dates presented, nor should it be taken as a representation of our future consolidated results of operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended October 31,

	2002	2001

	(In thousands, except per share amounts)
	Unaudited
Revenues	$3,185,383	$3,177,614
Net income	$48,920	$56,981
Basic income per share	$1.52	$1.95
Diluted income per share	$1.49	$1.86

Finalization of Purchase Price

     During the year ended October 31, 2003, we obtained the information necessary to complete the purchase accounting, including, among other things, the actuarial reports associated with our decision to amend an existing EG&G pension plan. As a result of this final information, we increased accrued liabilities and goodwill by approximately $4.0 million in our consolidated balance sheets from the preliminary purchase price allocation previously disclosed at October 31, 2002, including some reclassification entries.

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	October 31,

	2003	2002

	(In thousands)
Equipment	$161,655	$135,609
Furniture and fixtures	25,792	26,875
Leasehold improvements	28,059	26,221
Construction in progress	2,643	222
Building	—	295

	218,149	189,222
Less: accumulated depreciation and amortization	(86,416)	(85,676)

	131,733	103,546

Capital leases	75,093	82,269
Less: accumulated amortization	(56,273)	(29,291)

	18,820	52,978

Property and equipment at cost, net	$150,553	$156,524

     As of October 31, 2003 and 2002, we capitalized development costs of internal-use software of $58.3 million and $50.1 million, respectively. Capitalized software costs are amortized using the straight-line method over an estimated useful life of ten years.

     Property and equipment is depreciated by using the following estimated useful life.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated Useful Life

Equipment	4 – 10 years
Capital leases	4 – 10 years
Furniture and fixtures	10 years
Leasehold improvements	9 months – 20 years
Building	45 years

     Depreciation and amortization expense of property and equipment for the fiscal years ended 2003, 2002 and 2001 was $38.3 million, $32.8 million, and $26.5 million, respectively.

NOTE 4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

     We adopted SFAS 142 on November 1, 2001 and ceased to amortize goodwill on that date. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of various operations acquired by us. Goodwill was amortized on the straight-line method over periods ranging from 30 to 40 years for the years ended before November 1, 2001. Accumulated amortization was $54.8 million at October 31, 2003, 2002 and 2001. Amortization expense for the fiscal years ended 2003, 2002 and 2001 were $0 million, $0 million, and $15.6 million, respectively.

     The adoption of SFAS 142 removed certain differences between book and tax income; therefore, our fiscal years 2003 and 2002 effective tax rate has been reduced to approximately 40.0% and 39.5%, respectively.

     SFAS 142 requires goodwill and other intangible assets to be tested for impairment at least annually. Accordingly, we have completed our annual review of the recoverability of goodwill as of October 31, 2003, which indicated that no impairment of goodwill had been experienced. We believe the following methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

     We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill. In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company considering the average closing sales price of our common stock, interest-bearing obligations and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units based on discounted cash flows. We then compare the resulting fair values by reporting units to the respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. Based on our review of the goodwill by using the above described methodology, we concluded that we did not have any impairment of goodwill at October 31, 2003.

     We have allocated goodwill to the reporting units. The changes in the carrying amount of goodwill as of October 31, 2003 and 2002 were as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Accumulated	Net
	Goodwill	Amortization	Goodwill

	(In thousands)
Balance at October 31, 2001	$555,090	$(54,804)	$500,286
Contingent purchase price related to prior acquisitions	1,791	—	1,791
Goodwill related to the acquisition of EG&G	499,552	—	499,552

Balance at October 31, 2002	$1,056,433	$(54,804)	$1,001,629
Finalization of purchase price of the EG&G acquisition	4,000	—	4,000
Reclassification to intangible assets related to the EG&G acquisition	(949)	—	(949)

Balance at October 31, 2003	$1,059,484	$(54,804)	$1,004,680

     The following table reflects the adjusted net income and net income per share as if SFAS 142 had been effective as of November 1, 2000 and assuming that the effective tax rates remained at 44.5% for the year ended October 31, 2001:

	Years Ended October 31,

	2003	2002	2001

	(In thousands, except per share data)
Net Income
Reported net income	$58,104	$55,171	$57,852
Add: goodwill amortization, net of tax	—	—	8,667

Adjusted net income	$58,104	$55,171	$66,519

Basic income per share
Reported net income	$1.78	$2.18	$2.79
Goodwill amortization	—	—	.49

Adjusted net income	$1.78	$2.18	$3.28

Diluted income per share
Reported net income	$1.76	$2.03	$2.41
Goodwill amortization	—	—	.37

Adjusted net income	$1.76	$2.03	$2.78

     Purchased intangible assets is comprised of $10.6 million in market value of customer backlog, $3.9 million of software acquired, and $1.0 million of favorable leases as a result of the EG&G acquisition. Purchased intangible assets are amortized on the straight-line method based on the estimated useful life of the intangible assets. The following table presents the estimated future amortization expense of purchased intangible assets:

	Market Value

			Favorable
	Backlog	Software	Leases	Total

	(In thousands)
2004	$1,721	$1,300	$126	$3,147
2005	1,546	1,048	126	2,720
2006	1,407	—	111	1,518
2007	903	—	97	1,000
2008	499	—	97	596
Thereafter	2,167	—	243	2,410

	$8,243	$2,348	$800	$11,391

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5. INCOME TAXES

     The components of income tax expense applicable to the operations each year are as follows:

	Years Ended October 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$22,898	$19,832	$33,242
State and local	4,632	2,786	6,963
Foreign	4,251	3,786	3,660

Subtotal	31,781	26,404	43,865

Deferred:
Federal	5,478	9,787	4,510
State and local	770	1,375	945
Foreign	701	(1,626)	(3,020)

Subtotal	6,949	9,536	2,435

Total tax provision	$38,730	$35,940	$46,300

     As of October 31, 2003, we had available net operating loss (“NOL”) carryforwards for federal income tax and financial statement purposes of $14.1 million. Utilization of the NOL, which arose from our October 1989 quasi-reorganization and the acquisition of EG&G in August 2002, is limited pursuant to Section 382 of the Internal Revenue Code (“382 limit”). Of the total NOL, $0.8 million is subject to the 382 limit and will expire entirely in fiscal year 2004, $9.1 million is subject to the 382 limit of $13.0 million per year and will expire in fiscal years 2019 and 2021 and $4.2 million will be carried back for refund. We also have $12.8 million of foreign NOLs available to carry forward. These foreign NOLs are available only to offset income earned in foreign jurisdictions and will expire at various dates.

     While we have available NOL carryforwards, which partially offset otherwise taxable income for federal income tax purposes, for state tax purposes, such amounts are not necessarily available to offset income subject to tax.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The significant components of our deferred tax assets and liabilities are as follows:

     Deferred tax assets/(liabilities) due to:

	As of October 31,

	2003	2002	2001

	(In thousands)
Current:
Allowance for doubtful accounts	$5,566	$5,115	$5,392
Net operating losses	3,268	7,934	—
Inventory	—	124	—
Investment in joint ventures	—	(11)	—
Payroll related and other accruals	16,679	15,392	11,193

Current deferred tax asset	25,513	28,554	16,585

Revenue retentions	(393)	(825)	(1,402)
Prepaid expenses	(193)	(467)	—
Contingent liabilities	319	3,571	—
Unbilled fees	(11,931)	(12,938)	(4,887)

Current deferred tax liability	(12,198)	(10,659)	(6,289)

Net current deferred tax asset	$13,315	$17,895	$10,296

Non-Current:
Deferred compensation and pension	$5,440	$3,657	$2,995
Self-insurance contingency accrual	2,428	245	2,082
Depreciation and amortization	(5,171)	(1,503)	(1,245)
Income Tax credit carryforward	1,308	—	—
Foreign tax credit	1,006	1,596	561
Net operating loss	7,225	7,391	9,425

Gross non-current deferred tax asset	12,236	11,386	13,818
Valuation allowance	(309)	(572)	(5,815)

Net non-current deferred tax asset	11,927	10,814	8,003

Acquisition liabilities	(21,482)	(20,023)	(28,370)
Other deferred gain and unamortized bond premium	—	(501)	(725)
Restructuring accrual	(1,620)	(1,889)	(2,820)
Mark to market	—	—	—
Depreciation and amortization	(46,073)	(32,040)	(11,184)
Other accruals	1,837	3,010	396

Non-current deferred tax liability	(67,338)	(51,443)	(42,703)

Net non-current deferred tax liability	$(55,411)	$(40,629)	$(34,700)

     The change in the total valuation allowance related to deferred tax assets for the fiscal year ended October 31, 2003 compared to fiscal year ended October 31, 2002, results from a decrease of $0.3 million due to the utilization of domestic net operating losses. The change in the total valuation allowance related to deferred tax assets for the fiscal year ended October 31, 2002 compared to fiscal year ended October 31, 2001, was a decrease of $0.3 million due to the utilization of domestic net operating losses and a decrease of $4.9 million due to the analysis, use, and adjustment of foreign losses available for use.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

	Years Ended October 31,

	2003	2002	2001

	(In thousands)
Federal income tax expense based upon federal statutory tax rate of 35%	$33,892	$31,889	$36,453
Nondeductible goodwill amortization	—	—	4,592
Meals and entertainment	893	1,261	1,289
Non-deductible expenses	1,310	760	290
NOL carryforwards utilized	(263)	(263)	(263)
Unbenefited foreign losses	—	—	305
EZ California Credit	(1,130)	(1,428)	—
Foreign earnings taxed at rates higher than U.S. statutory rate	66	220	41
State taxes, net of federal benefit	4,550	3,996	5,218
Adjustment due to change in federal and state rates	—	—	206
Extraterritorial income exclusion	(337)	(484)	(622)
Reversal of valuation adjustment	—	—	(821)
Utilization of deferred tax allowance and other adjustments	(251)	(11)	(388)

Total taxes provided	$38,730	$35,940	$46,300

NOTE 6. CURRENT AND LONG-TERM DEBT

     Current and long-term debt consists of the following:

	As of October 31,

	2003	2002

	(In thousands)
Bank term loans, payable in quarterly installments	$357,808	$475,000
12 ¼% senior subordinated notes due 2009	200,000	200,000
11 ½% senior notes due 2009 (net of discount and issue costs of $3,943 and $4,609)	196,057	195,391
Revolving line of credit	—	27,259
6 ½% convertible subordinated debentures due 2012 (net of bond issue costs of $21 and $21)	1,777	1,775
8 5/8% senior subordinated debentures due 2004 (net of discount and bond issue costs of $210 and $210) (effective interest rate on date of restructuring was 25%)	6,245	5,346
Obligations under capital leases	39,796	47,842
Notes payable	10,910	2,950

	812,593	955,563
Less:
Current maturities of long-term debt	6,790	16,000
Current maturities of notes payable	3,415	439
Current maturities of capital leases	13,680	13,859

	$788,708	$925,265

     During fiscal year 2002, we incurred new borrowings through our Senior Secured Credit Facility and issued $200.0 million in aggregate principal amount due at maturity of 11 ½% senior notes in connection with the EG&G acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our Senior Secured Credit Facility

     Our Senior Secured Credit Facility. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we entered into a Senior Secured Credit Facility, which provides for two term loan facilities in the aggregate amount of $475.0 million and a revolving credit facility in the amount of $200.0 million. The term loan facilities consist of term loan A, a $125.0 million tranche, and term loan B, a $350.0 million tranche. As of October 31, 2003, we had outstanding $357.8 million in principal amount under the term loan facilities and no outstanding balance drawn on the revolving line of credit. At October 31, 2003, we had outstanding standby letters of credit aggregating to $57.5 million, reducing the amount available to us under our revolving credit facility to $142.5 million.

     During fiscal 2002, we repaid and terminated our old senior collateralized credit facility on August 22, 2002 simultaneously with the closing of the EG&G acquisition. Due to the early termination of our old senior collateralized credit facility, we recognized $7.6 million of loss on extinguishment of debt in fiscal 2002.

     Principal amounts under term loan A became due and payable on a quarterly basis beginning January 31, 2003, and thereafter through August 22, 2007. Annual required principal payments under the original term loan A amortization schedule ranged from $12.5 million to a maximum of $37.5 million with term loan A expiring and all remaining outstanding principal amounts becoming due and payable in full on August 22, 2007. Principal amounts under the original term loan B amortization schedule became due and payable on a quarterly basis beginning January 31, 2003, in the amount of $3.5 million per year through October 31, 2007, with all remaining outstanding principal amounts becoming due and payable in equal quarterly installments with the final payment due on August 22, 2008. The accelerated prepayment of debt has reduced our required schedule payments in fiscal 2004. The revolving credit facility expires and is payable in full on August 22, 2007.

     All loans outstanding under our Senior Secured Credit Facility bear interest at a rate per annum equal to, at our option, either the base rate or LIBOR, in each case plus an “applicable margin.” The applicable margin will adjust according to a performance pricing grid based on our ratio of consolidated total funded debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). For the purposes of our Senior Secured Credit Facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expenses, amounts set aside for the payment of taxes, for some non-cash items and pro forma adjustments related to permitted acquisitions, including the EG&G acquisition. The terms “base rate” and “LIBOR” have meanings customary and appropriate for financings of this type.

     Effective January 30, 2003, we amended our Senior Secured Credit Facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated EBITDA, as defined by our Senior Secured Credit Facility loan agreement, to 4.50:1 for the first three quarters of fiscal year 2003, 4.25:1 for the fourth quarter of fiscal year 2003 and 4.00:1 for the first quarter of fiscal year 2004. As a result of the amendment, the applicable interest rates for all borrowings initially increase by 0.25% through the second quarter of fiscal year 2004, but revert to the original interest rates if we achieve a leverage ratio of 3.90:1 or less for fiscal year 2003 or 3.75:1 or less for the first quarter of fiscal year 2004. The amendment also provides that the applicable interest rates for all borrowings will increase an additional 0.25% if our leverage ratio is greater than 3.70:1 and either Standard & Poor’s or Moody’s were to lower our implied senior credit rating to below BB- or Ba3, respectively. As of October 31, 2003, we were in compliance with the original and amended leverage ratio financial covenants. Also, we were in compliance with the other covenants required by the 11½% notes and the 12¼% notes.

     As amended, for both the term loan A and the revolving credit facility, the applicable margin over LIBOR will range between 2.50% and 3.50%. For the term loan B, the corresponding applicable margin over LIBOR will range between 3.50% and 4.00%. As of October 31, 2003, the LIBOR applicable margin was 3.25% for the term loan A and the revolving line of credit and 3.75% for the term loan B.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     On November 6, 2003, we amended our Senior Secured Credit Facility to allow us to repurchase or redeem up to $220.0 million of the 11 ½% notes, the 12 ¼% notes and/or our 6 ½% debentures (collectively as described below) with 100% of the net proceeds of equity issuance. The amendment also permits us, during any fiscal quarter ending on or after April 30, 2004, to use 25% of excess cash flow (as defined under our Senior Secured Credit Facility) to repurchase or redeem the 11 ½% notes, the 12 ¼% notes and/or our 6 ½% debentures provided that the leverage ratio, taking into consideration the repurchase or redemption, is less than 3.00:1, and increasing to 50% if the leverage ratio, taking into consideration the repurchase or redemption, is less than 2.50:1.

     On December 16, 2003, we amended our Senior Secured Credit Facility, reducing the applicable margin over LIBOR on our term loan B to a range of 2.50% to 2.75% from 3.50% to 4.00%. The term loan A and revolving line of credit applicable margins were not impacted.

     We are required to prepay the loans under our Senior Secured Credit Facility with:

•	100% of the net cash proceeds of all assets disposed of by us and our subsidiaries guaranteeing our Senior Secured Credit Facility, net of selling expenses, taxes and prepayments of debt required in connection with the sale of such assets, subject to reinvestment rights within 270 days for asset dispositions in amounts less than $20.0 million and other limited exceptions;

•	100% of the net cash proceeds from the issuance of debt by us, provided that such percentage shall be reduced to 50% for any fiscal year in which our leverage ratio, measured as of the end of the preceding fiscal year, is less than 2.5 to 1, subject to limited exceptions;

•	50% of the net cash proceeds from the issuance of equity by us or our subsidiaries, subject to limited exceptions. However, this requirement has been suspended for the first $220.0 million of net cash proceeds from the issuance of equity per our November 6, 2003 amendment that became effective September 15, 2003.

•	100% of excess cash flows during fiscal year 2003 (as defined under our Senior Secured Credit Facility and as required by the amendment), and commencing with fiscal 2004, 75% of excess cash flows, provided that such percentage shall be reduced to 50% for any fiscal year in which, measured as of the end of such fiscal year, our leverage ratio is less than 2.5 to 1.

     At our option, we may prepay the loans under our Senior Secured Credit Facility without premium or penalty, subject to reimbursement of the lenders’ prepayment fees in the case of prepayment of LIBOR loans.

     Substantially all of our operating domestic subsidiaries are guarantors of our Senior Secured Credit Facility on a joint and several basis. Our consolidated obligations are secured by a first priority perfected security interest in existing personal and real property, including a pledge of the capital stock of our subsidiary guarantors. Personal property and material real property we acquired in the future will also be included in the first priority perfected security. See Note 15, “Supplemental Guarantor Information.”

     In addition to the leverage coverage ratio discussed above, our Senior Secured Credit Facility requires us to maintain a minimum current ratio of 1.50:1, and a minimum fixed charge coverage ratio, which varies over the term of the facility between 1.05:1 and 1.20:1. Neither of these two financial covenants was modified by the amendments. The maximum leverage coverage ratio, as amended, decreases over the term of the facility from 4.50:1 to 3:1.

     Our Senior Secured Credit Facility also contains customary affirmative and negative covenants including, without limitation, the following material covenants: restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, repayments of junior indebtedness, transactions with

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stockholders and affiliates, liens, capital expenditures, capital leases, further agreements restricting the creation of liens (also called a “negative pledge”), sale-leaseback transactions, indebtedness, contingent obligations, investments and joint ventures. We are required to submit a quarterly compliance certification to the lender under our Senior Secured Credit Facility, and we were fully compliant with these covenants as of October 31, 2003.

Notes

     11 ½% Senior Notes. Simultaneously with the closing of the EG&G acquisition on August 22, 2002, we issued $200.0 million in aggregate principal amount due at maturity of 11 ½% Senior Notes due 2009 (the “11 ½% notes”) for proceeds, net of $4.7 million of original issue discount, of approximately $195.3 million. Interest on the 11 ½% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. The notes are effectively subordinate to our Senior Secured Credit Facility and senior to our subordinated indebtedness, including the 12 ¼% notes, the 8 5/8% debentures, and the 6 ½% debentures described below. As of October 31, 2003, all amounts remained outstanding under the 11 ½% notes.

     Substantially all of our domestic subsidiaries fully and unconditionally guarantee the 11 ½% notes on a joint and several basis. We may redeem any of the 11 ½% notes beginning on September 15, 2006 at the following redemption prices (expressed as percentages of the principal amount of the 11 ½% notes so redeemed), if we do so during the 12-month period commencing on September 15 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price

2006	105.750%
2007	102.875%
2008	100.000%

     In addition, at any time prior to or on September 15, 2005, we may redeem up to 35% of the principal amount of the 11 ½% notes then outstanding with the net cash proceeds from the sale of capital stock. The redemption price will be equal to 111.50% of the principal amount of the redeemed 11 ½% notes.

     If we undergo a change of control, we may be required to repurchase the 11 ½% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

     The indenture governing the 11 ½% notes contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by a lien, enter into transactions with our stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing the 11 ½% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults. We were fully compliant with all covenants of the 11 ½% notes as of October 31, 2003.

     12 ¼% Senior Subordinated Notes. In June 1999, we issued $200.0 million in aggregate principal amount of 12 ¼% Senior Subordinated Notes due 2009 (the “12 ¼% notes”), all of which remained outstanding at October 31, 2003. Interest on the 12 ¼% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12 ¼% notes are effectively subordinate to our Senior Secured Credit Facility and the 11 ½% notes.

     Substantially all of our domestic subsidiaries fully and unconditionally guarantee the 12 ¼% notes on a joint and several basis. We may redeem the 12 ¼% notes, in whole or in part, at any time on or after May 1, 2004 at the following redemption prices (expressed as percentages of the principal amount of the 12 ¼% notes so redeemed), if we do so during the 12-month period commencing on May 1 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year	Redemption Price

2004	106.125%
2005	104.083%
2006	102.041%
2007 and thereafter	100.000%

     If we undergo a change of control, we may be required to repurchase the 12 ¼% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

     The indenture governing the 12 ¼% notes contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by a lien, enter into transactions with our stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing the 12 ¼% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults. We were fully compliant with all covenants of the 12 ¼% notes as of October 31, 2003.

Debentures

     8 5/8% Senior Subordinated Debentures (“8 5/8% debentures”). Our 8 5/8% debentures are due in January 2004. Interest on these debentures is payable semi-annually in January and July of each year. Our 8 5/8% debentures are subordinate to our Senior Secured Credit Facility and the 11 ½% notes. As of October 31, 2003, we owed $6.5 million on our 8 5/8% debentures, all of which were retired on January 15, 2004.

     6 ½% Convertible Subordinated Debentures (“6 ½% debentures”). Our 6 ½% debentures are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. Interest on these debentures is payable semi-annually in February and August of each year. Sinking fund payments calculated to retire 70% of our 6 ½% debentures prior to maturity began in February 1998. Our 6 ½% debentures are subordinate to our Senior Secured Credit Facility and the 11 ½% notes. As of October 31, 2003, we owed $1.8 million on our 6 ½% debentures.

Revolving Line of Credit

     We maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. Our regular daily cash needs follow a predictable pattern that typically follows our payroll cycles, which drives, if necessary, our borrowing requirements.

     Our average daily revolving line of credit balances for the years ended October 31, 2003 and 2002 were $21.0 million and $6.0 million, respectively. The maximum amounts outstanding at any one point in time during the years ended October 31, 2003 and 2002 were $70.0 million and $49.2 million, respectively. The effective average interest rates paid on the line of credit were approximately 6.2% and 6.3% during the year ended October 31, 2003 and 2002, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes Payable

     As of October 31, 2003 and 2002, we had $10.9 million and $3.0 million, respectively, of outstanding notes payable, which includes notes primarily used as our financing vehicle to purchase our office equipment, computer equipment and furniture.

Foreign Credit Lines

     We maintain foreign lines of credit, which are collateralized by assets of our foreign subsidiaries. At October 31, 2003 and 2002, we had zero amounts outstanding under the foreign lines of credit and amounts available under these foreign lines of credit were $7.5 million and 12.5 million, respectively.

Fair Value of Financial Instruments

     The fair values of the 11 ½% notes and the 12 ¼% notes will fluctuate depending on the market conditions and our performance. The carrying values of the 11 ½% notes and the 12 ½% notes may at times differ from the fair values. As of October 31, 2003 and 2002, the total aggregate fair values of the 11 ½% notes and the 12 ¼% notes were approximately $867.6 million and $918.6 million, respectively.

Maturities

     The amounts of long-term debt outstanding (excluding capital leases) at October 31, 2003, maturing in the next five years are as follows:

(In thousands)
2004	$9,537
2005	32,264
2006	33,602
2007	38,229
2008	257,987
Thereafter	401,179

$772,798

NOTE 7. OBLIGATIONS UNDER LEASES

     Total rental expense included in operations for operating leases for the fiscal years ended October 31, 2003, 2002 and 2001, totaled to $92.0 million, $81.7 million and $76.5 million, respectively. Some of the lease rentals are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2013. Obligations under operating leases include building, office, and other equipment rentals. Obligations under capital leases include leases on vehicles, office equipment and other equipment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Obligations under non-cancelable lease agreements are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
2004	$15,714	$70,777
2005	12,859	67,907
2006	9,349	58,925
2007	4,192	52,384
2008	1,437	43,307
Thereafter	13	96,367

Total minimum lease payments	$43,564	$389,667

Less: amounts representing interest	3,768

Present value of net minimum lease payments	$39,796

NOTE 8. SEGMENT AND RELATED INFORMATION

     Prior to fiscal 2003, we were organized geographically into reporting segments, consisting of the Domestic Division and the International Division. Our Domestic division was comprised of all offices located in United States of America. The International division was comprised of all offices in the United Kingdom, Western Europe, the Middle East, the Asia/Pacific region (including Australia, China, Indonesia, New Zealand, and Singapore) and the Americas (including Canada, Mexico, and Central and South America but excluding the U.S.).

     During the fourth quarter of 2003, we organized our operations into two business divisions: the URS Division and the EG&G Division. These two divisions operate under separate management groups and produce discrete financial information. Their operating results are also reviewed separately by management. The information disclosed in our consolidated financial statements is based on the two divisions, which comprise our organizational structure as of October 31, 2003.

     The following table shows summarized financial information (in thousands) on our reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries. We have reclassified our reporting segment information for the periods prior to fiscal 2002 to conform to our presentation for fiscal 2003.

     As of and for the fiscal year ended October 31, 2003:

		Operating	Depreciation		Property and
		Income	and	Net Accounts	Equipment at
	Revenues	(Loss)	Amortization	Receivable	Cost, Net	Total Assets

	(In thousands)
Corporate	$—	$(33,251)	$488	$—	$1,584	$1,678,548
URS Division	2,259,145	165,888	35,985	706,323	142,714	887,259
EG&G Division	927,569	47,768	5,876	182,278	6,255	202,476
Eliminations	—	—	—	—	—	(600,671)

Total	$3,186,714	$180,405	$42,349	$888,601	$150,553	$2,167,612

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     As of and for the fiscal year ended October 31, 2002:

		Operating	Depreciation		Property and
		Income	and	Net Accounts	Equipment at
	Revenues	(Loss)	Amortization	Receivable	Cost, Net	Total Assets

	(In thousands)
Corporate	$—	$(30,003)	$417	$—	$1,802	$1,697,939
URS Division	2,241,457	169,389	31,972	777,915	148,566	976,023
EG&G Division	186,370	7,430	410	162,301	6,156	195,817
Eliminations	—	—	—	—	—	(640,687)

Total	$2,427,827	$146,816	$32,799	$940,216	$156,524	$2,229,092

     As of and for the fiscal year ended October 31, 2001:

		Operating	Depreciation		Property and
		Income	and	Net Accounts	Equipment at
	Revenues	(Loss)	Amortization	Receivable	Cost, Net	Total Assets

	(In thousands)
Corporate	$—	$(23,787)	$10,552	$—	$820	$1,078,067
URS Division	2,319,350	193,528	31,591	745,179	106,177	1,046,004
Eliminations	—	—	—	—	—	(660,695)

Total	$2,319,350	$169,741	$42,143	$745,179	$106,997	$1,463,376

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.

Geographic areas

     Our revenues by geographic area are shown below.

	Years Ended October 31,

	2003	2002	2001

	(In thousands)
Revenues
United States	$2,940,137	$2,220,478	$2,109,173
International	254,270	213,090	216,975
Eliminations	(7,693)	(5,741)	(6,798)

Total revenues	$3,186,714	$2,427,827	$2,319,350

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Major Customers

     Prior to fiscal year 2003, none of our individual customers contributed more than ten percent of our total consolidated revenues. For the year ended October 31, 2003, one major customer, as listed below, met the above specified criteria.

	URS Division	EG&G Division	Total

	(In millions)
Department of the U.S. Army (1)	$102.1	$348.3	$450.4

(1) Department of the U.S. Army includes U.S. Army Corps of Engineers

NOTE 9. COMMITMENTS AND CONTINGENCIES

     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance. These policies include self-insured claim retention amounts of $4.0 million, $5.0 million and $5.0 million, respectively.

     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if we do not continue to maintain these excess policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. In addition, claims may exceed the available amount of insurance. We believe that the settlement of existing claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

     At October 31, 2003, we had the following guarantee obligations:

We have guaranteed the credit facility of EC III, LLC, a 50%-owned, unconsolidated joint venture, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business, to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is two years. The maximum potential amount of future payments, which we could be required to make under this guarantee at October 31, 2003, was $6.5 million.

We also maintain a variety of commercial commitments that are generally made to provide support for provisions of our contracts. In addition, letters of credit are provided to clients and others in the ordinary course of business against advance payments and to support other business arrangements. We are required to reimburse the issuers of letters of credit for any payments they make under the letters of credit.

Consistent with industry practice, when performing environmental remediation or other services, we will at times provide a guarantee related to the materials, workmanship and fitness of a project site for periods that range from one to three years. We are obligated to remedy such work should defects occur; however, the maximum amount of such guarantees cannot be estimated since we are presently unaware of any material defects associated with this work.

     Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breaches of contract or negligence in connection with the performance of professional services, the outcome of which can not be predicted with certainty. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage. Based on our previous experience with claim settlements and the nature of the pending legal proceedings, however, we do not believe that any of the legal

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

proceedings are likely to result in a settlement or judgment against us or our subsidiaries that would materially exceed our insurance coverage and, therefore, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 10. PREFERRED STOCK

Series D and Series E Senior Cumulative Convertible Participating Preferred Stock

     We have authorized the issuance of 100,000 shares of $0.01 par value, Series D Senior Cumulative Convertible Participating Preferred Stock (the “Series D Preferred Stock”), 100,000 shares of $0.01 par value, Series E Senior Cumulative Convertible Participating Preferred Stock (the “Series E Preferred Stock”), and 3,000,000 shares of $1.00 par value, Series B Exchangeable Convertible Preferred Stock (the “Series B Preferred Stock”). At October 31, 2003 and 2002, we had zero and 100,000 shares, respectively, of Series D Preferred Stock outstanding. We did not issue any shares of Series E Preferred Stock during fiscal year 2002 and 2003.

     In connection with the EG&G acquisition, we issued 100,000 shares of our Series D Senior Preferred Stock. At a special meeting held on January 28, 2003, our stockholders approved the conversion of all outstanding shares of the Series D Preferred Stock into 2,106,674 shares of our voting common stock. The conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of our employment arrangements with some executives resulting in the accelerated vesting of restricted common stock previously granted, which increased general and administrative expenses by approximately $2.5 million for the year ended October 31, 2003.

     Prior to the conversion, the aggregate liquidation preference of the Series D Preferred Stock was approximately $46.7 million at October 31, 2002. Holders of the Series D Preferred Stock had voting rights in respect of certain corporate actions, including, but not limited to, certain changes to our certificate of incorporation and bylaws, the creation of senior equity securities and certain transactions with respect to our common stock. The holders of the Series D Preferred Stock share on an as-converted basis in any dividends or distributions that we pay on our common stock.

NOTE 11. STOCKHOLDERS’ EQUITY

     Declaration of dividends, except preferred stock dividends, is restricted by our Senior Secured Credit Facility and the indentures governing our 8 5/8% debentures, the 12 ¼% notes and the 11 ½% notes. Declaration of dividends may be precluded by existing Delaware law.

     On October 12, 1999, the stockholders approved the 1999 Equity Incentive Plan (“1999 Plan”). An aggregate of 1,500,000 shares of common stock initially has been reserved for issuance under the 1999 Plan. In July 2000, an additional 1,076,000 shares were reserved for issuance under the 1999 Plan. The 1999 Plan provides for an automatic reload of shares every July 1 equal to the lesser of 5% or 1.5 million shares of the outstanding common stock through 2009. As of October 31, 2003, we had reserved approximately 6,624,000 shares and had issued options and restricted stock in the aggregate amount of approximately 4,952,000 shares under the 1999 Plan.

     On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan (“1991 Plan”). The 1991 Plan provides for the grant not to exceed 3,310,000 restricted shares, stock units and options. When the 1999 Plan was approved, the remaining shares available for grant under the 1991 Plan were added to the 1999 Plan.

     Stock options expire in ten years from the date of grant and vest over service periods that range from three to five years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Under our Employee Stock Purchase Plan (“ESP Plan”) implemented in September 1985, employees may purchase shares of common stock through payroll deductions of up to 10% of the employee’s base pay. Contributions are credited to each participant’s account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of common stock is the lower of 85% of the fair market value of such share on the last trading day before the participation period commences or 85% of the fair market value of such share on the last trading day in the participation period. Employees purchased 787,483 shares under the ESP Plan in fiscal 2003 and 361,988 shares in fiscal 2002.

     A summary of the status of the stock options granted under our 1991 and 1999 Plans for the fiscal years ended October 31, 2003, 2002, and 2001, is presented below:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,570,540	$19.23	4,133,537	$17.39	3,829,084	$14.64
Granted	667,964	$15.42	1,388,471	$21.13	1,234,272	$20.33
Exercised	(80,867)	$13.32	(645,341)	$15.94	(812,142)	$8.78
Forfeited	(171,585)	$21.15	(306,127)	$19.95	(117,677)	$17.02

Outstanding at end of year	4,986,052	$18.75	4,570,540	$18.57	4,133,537	$17.39

Options exercisable at year-end	3,010,733	$17.98	1,944,034	$16.00	1,585,242	$14.52
Weighted-average fair value of options granted during the year		$7.80		$13.38		$8.48

     The following table summarizes information about stock options outstanding at October 31, 2003, under the 1991 and 1999 Plans:

			Outstanding			Exercisable

				Weighted-			Weighted-
				Average	Weighted-		Average
Range of			Number	Remaining	Average	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$ 3.39	-	$6.78	178,000	1.3	$6.44	178,000	$6.44
$ 6.78	-	$10.17	27,500	6.0	$9.08	—	$—
$10.17	-	$13.56	447,964	8.0	$12.48	118,714	$10.66
$13.56	-	$16.95	1,295,614	6.0	$15.24	1,131,823	$15.22
$16.95	-	$20.34	739,177	8.2	$18.18	307,339	$17.75
$20.34	-	$23.73	1,178,855	6.9	$22.16	885,359	$22.04
$23.73	-	$27.12	1,074,671	8.6	$24.07	361,558	$24.07
$27.12	-	$30.51	24,000	7.0	$27.67	17,668	$27.76
$30.51	-	$33.90	20,271	8.1	$32.45	10,272	$32.70

			4,986,052			3,010,733

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12. EMPLOYEE RETIREMENT PLANS

     Our defined contribution retirement plans under Internal Revenue Code Section 401(k) cover all full-time employees, who are at least 18 years of age. Our contributions to the plans are made at the discretion of the Board of Directors. During the fiscal years 2003, 2002, 2001, we made contributions in the amounts of $11.0 million, $12.5 million and $12.0 million to the plans, respectively.

     In July 1999, we entered into a Supplemental Executive Retirement Agreement (the “Agreement”) with Martin M. Koffel, our Chief Executive Officer (the “Executive”). The Executive will be eligible to receive a benefit under this agreement following his termination of employment with us (the “Benefit”). The Benefit shall be an annual amount, payable for the life of the Executive with a guarantee of payments for at least ten years. The Benefit is equal to a percentage of the Executive’s final average compensation, reduced by the annual social security benefit to which the Executive is entitled based on his age at the termination of employment. The Benefit payable under this Agreement shall be “unfunded,” as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of the Employee Retirement Income Securities Act (“ERISA”).

     Management’s estimate of accumulated benefits for the Executive’s Supplemental Executive Retirement Plan as of October 31, 2003 and 2002, are as follows:

	2003	2002

	(In thousands)
Actuarial present value of accumulated benefits:
Vested	$8,555	$6,021
Non-vested	—	—

Total	$8,555	$6,021

Change in projected benefit obligation (PBO):
PBO at beginning of the year	$6,888	$4,812
Service cost	1,808	1,692
Interest cost	344	265
Actuarial loss	(333)	119

PBO at the end of the year	$8,707	$6,888

The funded status reconciliation:
Projected benefit obligation	$8,707	$6,888
Unrecognized actuarial loss	(693)	(1,138)
Charged to other comprehensive income	541	271

Accrued pension liability	$8,555	$6,021

Weighted-average assumptions at year-end:
Discount rate	5.0%	5.0%
Rate of compensation increase	4.0%	5.0%

     Components of net periodic pension costs for the three years ended October 31, 2003 are as follows:

	2003	2002	2001

	(In thousands)
Service cost	$1,808	$1,692	$1,469
Interest cost	344	265	166
Recognized actuarial loss	112	359	288

Net periodic cost	$2,264	$2,316	$1,923

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     As of October 31, 2003 and 2002, the accrued pension liabilities, which are included as deferred compensation and other on the consolidated balance sheets, were $8.6 million and $6.0 million, respectively.

     Some of our foreign subsidiaries have trustee retirement plans covering substantially all of their employees. These pension plans are not required to be reported to government agencies pursuant to ERISA, and we are not required to determine the actuarial value of accumulated benefits or net assets available for benefits for these pension plans. The aggregate pension expenses for these plans for the fiscal years ended October 31, 2003, and 2002, were approximately $5.1 million, and $2.1 million, respectively.

     We, upon acquiring Dames & Moore, assumed certain of Radian International, L.L.C.’s defined benefit pension plans (“Radian pension plans”), and several post-retirement benefit plans. These plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the plans.

     The Radian pension plans include a Supplemental Executive Retirement Plan (“SERP”) and Salary Continuation Agreement (“SCA”) which are intended to supplement retirement benefits provided by other benefit plans upon the participant’s meeting minimum age and years of service requirements. The plans are unfunded; however, at October 31, 2003 and 2002, we had designated and deposited $4.0 million and $4.8 million, respectively, in a trust account for the SERP. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum age and years of service requirements. This plan is also unfunded and the historical costs and accumulated benefit for this post-retirement benefit program are not significant.

     Management’s estimate of accumulated benefits for the Radian SERP and SCA as of October 31, 2003 and 2002, are as follows:

	2003	2002

	(In thousands)
Actuarial present value of accumulated benefits:
Vested	$11,796	$11,199
Non-vested	61	262

Total	$11,857	$11,461

Change in PBO:
PBO at the beginning of the year	$10,707	$10,515
Service cost	2	7
Interest cost	713	697
Actuarial loss (gain)	1,432	363
Benefit payments	(997)	(875)

PBO at the end of the year	$11,857	$10,707

The funded status reconciliation:
Projected benefit obligation	$11,857	$10,707
Unrecognized actuarial gain	(908)	533

Net amount recognized	10,949	11,240
Charged to other comprehensive income	1,112	—

Accrued pension liability	$12,061	$11,240

Weighted-average assumptions at year-end:
Discount rate	6.25%	6.75%
Rate of compensation increase	N/A	N/A

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     As of October 31, 2003 and 2002, the accrued pension liabilities, which are included as deferred compensation and other on the consolidated balance sheets, were $11.9 million and $11.3 million, respectively.

     Components of net periodic pension costs for the three years ended October 31, 2003 are as follows:

	2003	2002	2001

	(In thousands)
Service cost	$2	$7	$12
Interest cost	713	697	727
Recognized actuarial gain	(8)	(8)	(29)

Net periodic cost	$707	$696	$710

     We, upon acquiring EG&G, assumed certain of EG&G’s defined benefit pension plans (“EG&G pension plans”), and several post-retirement benefit plans. These plans cover substantially all of our hourly and salaried employees. The hourly pension plan benefits are based primarily on hours of service with us.

     During fiscal year 2003, management decided not to offer the EG&G post-retirement pension plan to new employees. In addition, management modified the prospective benefit calculation to the career average compensation of participants rather than their final compensation as previously calculated.

     Our funding obligations to the plan are to contribute necessary amounts to satisfy the funding requirements of federal laws and regulations. We measure pension costs according to independent actuarial valuations and the projected unit credit cost method is used to determine pension cost for financial accounting purposes consistent with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.”

     EG&G also has a post-retirement medical plan that provides certain medical benefits to employees that meet certain eligibility requirements. All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following is a reconciliation of the benefit obligations, plan assets, and funded status of our EG&G pension plan at October 31, 2003 and 2002.

	2003	2002

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year and 9/1/02, respectively	$121,026	$119,470
Service cost	6,148	892
Interest cost	8,030	1,340
Benefits paid	(4,527)	(747)
Actuarial loss	13,774	71

Benefit obligation at end of year	$144,451	$121,026

Change in plan assets:
Fair value of plan assets at beginning of year and 9/1/02, respectively	$88,485	$90,702
Actual return of plan assets	14,223	(1,395)
Employer contributions	2,704	—
Benefits paid and expensed	(5,378)	(822)

Fair value of plan assets at end of year	$100,034	$88,485

Funded status reconciliation:
Funded status	$(44,416)	$(32,542)
Unrecognized net loss	10,832	2,821

Accrued benefit cost	$(33,584)	$(29,721)

	2003	2002

Weighted-average assumptions at year end:
Discount rate	6.25%	6.75%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%

     Net periodic pension and other post-retirement benefit costs include the following components for the years ended October 31, 2003 and 2002.

	2003	2002

	(In thousands)
Service cost	$6,148	$892
Interest cost	8,030	1,340
Expected return on assets	(7,610)	(1,280)

Net periodic cost	$6,568	$952

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following is a reconciliation of the benefit obligations, plan assets, and funded status of our EG&G post retirement plan at October 31, 2003 and 2002.

	2003	2002

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year and 9/1/02, respectively	$3,780	$3,731
Service cost	124	35
Interest cost	155	42
Benefits paid	(150)	(25)
Actuarial loss (gain)	594	(2)

Benefit obligation at end of year	$4,503	$3,781

Change in plan assets:
Fair value of plan assets at beginning of year and 9/1/02, respectively	$2,962	$3,008
Actual return of plan assets	496	(46)
Benefits paid and expensed	—	—

Fair value of plan assets at end of year	$3,458	$2,962

Funded status reconciliation:
Funded status	$(1,044)	$(818)
Unrecognized net loss	490	61

Accrued benefit cost	$(554)	$(757)

Weighted-average assumptions at year end:
Discount rate	6.25%	6.75%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

     For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2003. We assumed this rate will decrease to 5.5% in fiscal year 2009 and remain at the same level thereafter.

     Assumed health care costs trend rates have a significant effect on the health care plan. A one percentage point change in assumed health care costs trend rates would have the following effects for the fiscal year ended October 31, 2003:

	1% Point

	Increase	Decrease

	(In thousands)
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	58	(53)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Net periodic pension and other post-retirement benefit costs include the following components for the years ended October 31, 2003 and 2002.

	2003	2002

	(In thousands)
Service cost	$124	$35
Interest cost	155	42
Expected return on assets	(252)	(43)

Net periodic cost	$27	$34

NOTE 13. VALUATION AND ALLOWANCE ACCOUNTS

     We determine the allowance for losses and doubtful accounts based on historical experience, known troubled accounts and other currently available evidence. The following table summarizes the activities in the allowance for losses and doubtful accounts.

	Beginning			Ending
	Balance	Additions	Deductions	Balance

		(In thousands)
October 31, 2003
Allowances for losses and doubtful accounts	$30,710	$12,939	$10,543	$33,106
October 31, 2002
Allowances for losses and doubtful accounts	$28,572	$9,024	$6,886	$30,710
October 31, 2001
Allowances for losses and doubtful accounts	$36,826	$6,091	$14,345	$28,572

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     The following table sets forth selected quarterly financial data for the fiscal years ended October 31, 2003 and 2002 that is derived from audited consolidated financial statements including those included in the Consolidated Financial Statements. The selected quarterly financial data reflects the August 2002 acquisition of EG&G, which was accounted for under the purchase accounting method and also reflects a $7.6 million of loss on extinguishment of debt recorded in the fourth quarter of the fiscal year ended October 31, 2002. The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

	Fiscal 2003 Quarters Ended

	Jan. 31	Apr. 30	July 31	Oct. 31

	(In thousands, except per share data)
Revenues	$758,033	$812,555	$778,045	$838,081
Operating income	$31,190	$47,245	$48,808	$53,162
Net income available for common stockholders	$5,950	$15,564	$17,086	$19,504
Net income	$5,950	$15,564	$17,086	$19,504
Income per share:
Basic	$.18	$.48	$.52	$.59

Diluted	$.18	$.48	$.52	$.57

Weighted-average number of shares:
Basic	32,324	32,498	32,704	33,118

Diluted	32,574	32,584	33,207	34,011

	Fiscal 2002 Quarters Ended

	Jan. 31	Apr. 30	July 31	Oct. 31

	(In thousands, except per share data)
Revenues	$542,998	$564,410	$583,937	$736,482
Operating income	$35,336	$39,944	$42,662	$28,874
Net income available for common stockholders	$10,872	$14,446	$17,307	$6,607
Net income	$13,290	$16,912	$18,362	$6,607
Income per share:
Basic	$.60	$.77	$.78	$.22

Diluted	$.52	$.64	$.70	$.21

Weighted-average number of shares:
Basic	18,264	18,701	22,587	30,711

Diluted	25,570	26,353	26,121	31,211

Operating income is defined as income before income taxes and net interest expense.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15. SUPPLEMENTAL GUARANTOR INFORMATION

     Substantially all of our domestic subsidiaries have guaranteed our obligations under our Senior Secured Credit Facility, our 12 ¼% notes due 2009 and our 11 ½% notes due 2009. Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.

     In June 1999, we issued $200.0 million in aggregate principal amount of our 12 ¼% notes and, in connection with the EG&G acquisition, we issued $200.0 million in aggregate principal amount due at maturity of our 11 ½% notes in August 2002. At that time, we also replaced our senior collateralized credit facility with a new $675.0 million Senior Secured Credit Facility.

     Substantially all of our income and cash flows is generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on the notes and our Senior Secured Credit Facility. In addition, although the terms of the notes and our Senior Secured Credit Facilities limit us and our subsidiary guarantors’ ability to place contractual restrictions on the flows of funds to us, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings, at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, make loans or other distributions to us.

     Other restrictions imposed by the notes and our Senior Secured Credit Facilities include restrictions on us and our subsidiary guarantors’ ability to:

•	incur additional indebtedness and contingent obligations;

•	pay dividends and make distributions to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our Senior Secured Credit Facility or the outstanding notes;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	acquire the assets of, or merge or consolidate with, other companies;

•	sell or exchange assets;

•	make capital expenditures;

•	enter into sale-leaseback transactions; and

•	enter into transactions with our shareholders and affiliates.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In addition, if a change of control occurs, each holder of the notes will have the right to require us to repurchase all or part of the holder’s notes at a price equal to 101% of the principal amount of the notes, plus any accrued interest to the date of repurchase.

     The following information sets forth our condensed consolidating balance sheets as of October 31, 2003 and 2002, and the condensed consolidating statements of operations and cash flows for the three fiscal years ended October 31, 2003, which includes the financial position and results of operations of EG&G, as a “subsidiary guarantor” from the date of acquisition forward. The EG&G acquisition was accounted for under the purchase accounting method. Entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Our separate complete financial statements and our subsidiaries that guarantee the notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	October 31, 2003

			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$9,099	$4,746	$1,663	$—	$15,508
Accounts receivable, net	—	797,436	91,165	—	888,601
Other current assets	21,953	12,383	1,220	—	35,556

Total current assets	31,052	814,565	94,048	—	939,665
Property and equipment at cost, net	1,584	135,656	13,313	—	150,553
Goodwill, net	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	11,391	—	—	—	11,391
Investment in subsidiaries	600,671	—	—	(600,671)	—
Other assets	29,170	31,087	1,066	—	61,323

	$1,678,548	$981,308	$108,427	$(600,671)	$2,167,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,060	$16,814	$11	$—	$23,885
Accounts payable	2,834	157,829	11,837	—	172,500
Accrued expenses and other	54,953	139,426	18,269	—	212,648
Billings in excess of costs and accrued earnings on contracts in process	—	72,237	10,765	—	83,002

Total current liabilities	64,847	386,306	40,882	—	492,035
Long-term debt	755,798	32,516	394	—	788,708
Other	92,830	28,805	161	—	121,796

Total liabilities	913,475	447,627	41,437	—	1,402,539

Total stockholders’ equity	765,073	533,681	66,990	(600,671)	765,073

	$1,678,548	$981,308	$108,427	$(600,671)	$2,167,612

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	October 31, 2002

			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(4,000)	$11,240	$2,732	$—	$9,972
Accounts receivable, net	—	854,784	85,432	—	940,216
Other current assets	21,516	14,942	1,685	—	38,143

Total current assets	17,516	880,966	89,849	—	988,331
Property and equipment at cost, net	1,802	142,109	12,613	—	156,524
Goodwill, net	1,001,629	—	—	—	1,001,629
Purchased intangible assets, net	14,500	—	—	—	14,500
Investment in subsidiaries	640,687	—	—	(640,687)	—
Other assets	21,805	45,374	929	—	68,108

	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,200	$14,016	$82	$—	$30,298
Accounts payable	(5,444)	189,923	15,249	—	199,728
Accrued expenses and other	38,280	141,680	12,961	—	192,921
Billings in excess of costs and accrued earnings on contracts in process	—	83,004	9,231	—	92,235

Total current liabilities	49,036	428,623	37,523	—	515,182
Long-term debt	889,105	35,182	978	—	925,265
Other	79,213	28,694	153	—	108,060

Total liabilities	1,017,354	492,499	38,654	—	1,548,507
Mandatorily redeemable Series D senior convertible participating preferred stock	46,733	—	—	—	46,733
Total stockholders’ equity	633,852	575,950	64,737	(640,687)	633,852

	$1,697,939	$1,068,449	$103,391	$(640,687)	$2,229,092

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands)

	Year Ended October 31, 2003

			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$2,940,137	$254,270	$(7,693)	$3,186,714
Direct operating expenses	—	1,877,455	135,577	(7,693)	2,005,339

Gross profit	—	1,062,682	118,693	—	1,181,375

Indirect expenses:
Indirect, general and administrative	33,251	858,279	109,440	—	1,000,970
Interest expense, net	80,145	2,048	1,378	—	83,571

	113,396	860,327	110,818	—	1,084,541

Income (loss) before taxes	(113,396)	202,355	7,875	—	96,834
Income tax expense	34,756	840	3,134	—	38,730

Income (loss) before equity in net earnings of subsidiaries	(148,152)	201,515	4,741	—	58,104
Equity in net earnings of subsidiaries	206,256	—	—	(206,256)	—

Net income	58,104	201,515	4,741	(206,256)	58,104
Other comprehensive loss:
Foreign currency translation adjustment	—	—	4,226	—	4,226

Comprehensive income	$58,104	$201,515	$8,967	$(206,256)	$62,330

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands)

	Year Ended October 31, 2002

			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$2,220,478	$213,090	$(5,741)	$2,427,827
Direct operating expenses	—	1,384,935	110,192	(5,741)	1,489,386

Gross profit	—	835,543	102,898	—	938,441

Indirect expenses:
Indirect, general and administrative	30,003	663,368	98,254	—	791,625
Interest expense, net	53,164	287	2,254	—	55,705

	83,167	663,655	100,508	—	847,330

Income (loss) before taxes	(83,167)	171,888	2,390	—	91,111
Income tax expense	32,340	229	3,371	—	35,940

Income (loss) before equity in net earnings of subsidiaries	(115,507)	171,659	(981)	—	55,171
Equity in net earnings of subsidiaries	170,678	—	—	(170,678)	—

Net income (loss)	55,171	171,659	(981)	(170,678)	55,171
Preferred stock dividend	5,939	—	—	—	5,939

Net income (loss) available for common stockholders	49,232	171,659	(981)	(170,678)	49,232
Other comprehensive loss:
Foreign currency translation adjustment	—	—	(1,170)	—	(1,170)

Comprehensive income (loss)	$49,232	$171,659	$(2,151)	$(170,678)	$48,062

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands)

	Year Ended October 31, 2001

			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$2,109,173	$216,975	$(6,798)	$2,319,350
Direct operating expenses	—	1,283,880	116,736	(6,798)	1,393,818

Gross profit	—	825,293	100,239	—	925,532

Indirect expenses:
Indirect, general and administrative	23,787	640,308	91,696	—	755,791
Interest expense, net	64,455	(3,227)	4,361	—	65,589

	88,242	637,081	96,057	—	821,380

Income (loss) before taxes	(88,242)	188,212	4,182	—	104,152
Income tax expense	41,632	1,492	3,176	—	46,300

Income (loss) before equity in net earnings of subsidiaries	(129,874)	186,720	1,006	—	57,852
Equity in net earnings of subsidiaries	187,726	—	—	(187,726)	—

Net income	57,852	186,720	1,006	(187,726)	57,852
Preferred stock dividend	9,229	—	—	—	9,229

Net income available for common stockholders	48,623	186,720	1,006	(187,726)	48,623
Other comprehensive loss:
Foreign currency translation adjustment	—	—	(1,550)	—	(1,550)

Comprehensive income (loss)	$48,623	$186,720	$(544)	$(187,726)	$47,073

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended October 31, 2003

			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$58,104	$201,515	$4,741	$(206,256)	$58,104

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	38,371	3,489	—	42,349
Amortization of financing fees	7,496	—	—	—	7,496
Receivable allowances	—	3,082	(686)	—	2,396
Deferred income taxes	19,362	—	—	—	19,362
Stock compensation	4,187	—	—	—	4,187
Tax benefit of stock options	12	—	—	—	12
Equity in net earnings of subsidiaries	(206,256)	—	—	206,256	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	54,266	(5,047)	—	49,219
Prepaid expenses and other assets	(1,831)	(625)	463	—	(1,993)
Accounts payable, accrued salaries and wages and accrued expenses	275,619	(281,673)	(964)	(4,411)	(11,429)
Billings in excess of costs and accrued earnings on contracts in process	—	(10,767)	1,534	—	(9,233)
Deferred compensation and other, net	(17,644)	17,393	(129)	4,411	4,031

Total adjustments	81,434	(179,953)	(1,340)	206,256	106,397

Net cash provided by operating activities	139,538	21,562	3,401	—	164,501

Cash flows from investing activities:
Capital expenditures	291	(12,746)	(4,152)	—	(16,607)

Net cash used by investing activities	291	(12,746)	(4,152)	—	(16,607)

Cash flows from financing activities:
Net principal payments on long-term debt, bank borrowings and capital lease obligations	(144,582)	(15,310)	(318)	—	(160,210)
Proceeds from sale of common shares and exercise of stock options	17,852	—	—	—	17,852

Net cash used by financing activities	(126,730)	(15,310)	(318)	—	(142,358)

Net increase (decrease) in cash	13,099	(6,494)	(1,069)	—	5,536
Cash and cash equivalents at beginning of year	(4,000)	11,240	2,732	—	9,972

Cash and cash equivalents at end of year	$9,099	$4,746	$1,663	$—	$15,508

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended October 31, 2002

			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$55,171	$171,659	$(981)	$(170,678)	$55,171

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	29,482	2,900	—	32,799
Amortization of financing fees	4,220	—	—	—	4,220
Loss on extinguishment of debt	7,620	—	—	—	7,620
Receivable allowances	—	(185)	1,879	—	1,694
Deferred income taxes	2,373	—	—	—	2,373
Stock compensation	2,345	—	—	—	2,345
Tax benefit of stock options	3,745	—	—	—	3,745
Equity in net earnings of subsidiaries	(170,678)	—	—	170,678	—
Changes in current assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(50,518)	(9,140)	—	(59,658)
Prepaid expenses and other assets	2,167	7,226	(655)	—	8,738
Accounts payable, accrued salaries and wages and accrued expenses	85,719	(103,376)	7,627	2,972	(7,058)
Billings in excess of costs and accrued earnings on contracts in process	—	(1,843)	(1,878)	—	(3,721)
Deferred compensation and other, net	39,041	3,810	(575)	(2,972)	39,304

Total adjustments	(23,031)	(115,404)	158	170,678	32,401

Net cash provided (used) by operating activities	32,140	56,255	(823)	—	87,572

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	(340,540)	—	—	—	(340,540)
Proceeds from sale of a division	—	5,840	—	—	5,840
Capital expenditures	(1,262)	(45,692)	(5,504)	—	(52,458)

Net cash used by investing activities	(341,802)	(39,852)	(5,504)	—	(387,158)

Cash flows from financing activities:
Proceeds from issuance of debt	794,494	—	—	—	794,494
Net principal payments on long-term debt, bank borrowings and capital lease obligations	(477,895)	(14,534)	(3,269)	—	(495,698)
Proceeds from sale of common shares and exercise of stock options	17,003	—	—	—	17,003
Payment of financing fees	(29,639)	—	—	—	(29,639)

Net cash provided (used) by financing activities	303,963	(14,534)	(3,269)	—	286,160

Net increase (decrease) in cash	(5,699)	1,869	(9,596)	—	(13,426)
Cash and cash equivalents at beginning of year	1,699	9,371	12,328	—	23,398

Cash and cash equivalents at end of year	$(4,000)	$11,240	$2,732	$—	$9,972

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended October 31, 2001

			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$57,852	$186,720	$1,006	$(187,726)	$57,852

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,552	29,474	2,117	—	42,143
Amortization of financing fees	3,663	—	—	—	3,663
Receivable allowances	(7,814)	(2,092)	1,652	—	(8,254)
Deferred income taxes	(3,894)	—	—	—	(3,894)
Stock compensation	1,964	—	—	—	1,964
Tax benefit of stock options	3,899	—	—	—	3,899
Equity in net earnings of subsidiaries	(187,726)	—	—	187,726	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(30,566)	2,646	—	(27,920)
Income taxes recoverable	4,997	—	—	—	4,997
Prepaid expenses and other assets	(4,002)	98	(1,640)	—	(5,544)
Accounts payable, accrued salaries and wages and accrued expenses	128,275	(139,175)	(96)	2,512	(8,484)
Billings in excess of costs and accrued earnings on contracts in process	—	242	4,803	—	5,045
Deferred compensation and other, net	619	(6,340)	(10,184)	(2,512)	(18,417)

Total adjustments	(49,467)	(148,359)	(702)	187,726	(10,802)

Net cash provided by operating activities	8,385	38,361	304	—	47,050

Cash flows from investing activities:
Proceeds from sale of subsidiaries	—	3,530	—	—	3,530
Capital expenditures	(528)	(18,184)	(1,066)	—	(19,778)

Net cash used by investing activities	(528)	(14,654)	(1,066)	—	(16,248)

Cash flows from financing activities:
Net principal payments on long-term debt, bank borrowings and capital lease obligations	(28,831)	(8,516)	(5,522)	—	(42,869)
Proceeds from sale of common shares and exercise of stock options	11,772	—	—	—	11,772

Net cash used by financing activities	(17,059)	(8,516)	(5,522)	—	(31,097)

Net increase (decrease) in cash	(9,202)	15,191	(6,284)	—	(295)
Cash and cash equivalents at beginning of year	10,901	(5,820)	18,612	—	23,693

Cash and cash equivalents at end of year	$1,699	$9,371	$12,328	$—	$23,398

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

     (b)  Changes in internal controls. There were no changes in our internal controls over financial reporting during the year ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Incorporated by reference from the information under the captions “Election of Directors” and “Compliance with Section 16(a) of Securities Exchange Act” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 23, 2004 and from Item 4A—“Executive Officers of the Registrant” in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the caption “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 23, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 23, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from Note 10, “Preferred Stock” to the “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference from the information under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 23, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report.

     (1)  Item 8.Consolidated Financial Statements and Supplementary Data

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of October 31, 2003 and October 31, 2002

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended October 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended October 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (2)  Exhibits

2.1	Agreement and Plan of Merger, dated May 5, 1999, by and among Dames & Moore Group, URS Corporation and Demeter Acquisition Corporation, filed as Exhibit 2.1 to our Form 8-K, dated May 7, 1999, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated July 16, 2002, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., Carlyle-EG&G Holdings Corp., Lear Siegler Services, Inc., and EG&G Technical Services Holdings, LLC, filed as Exhibit 2.1 to our Form 8-K, dated July 26, 2002, and incorporated herein by reference.

2.3	First Amendment to Agreement and Plan of Merger, dated August 21, 2003, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., Carlyle-EG&G Holdings Corp,. Lear Siegler Services, Inc., and EG&G Technical Services Holdings, L.L.C., filed as Exhibit 2.1 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

3.1	Certificate of Incorporation of URS Corporation, filed as Exhibit 3.1 to our Form 10-K for the fiscal year ended October 31, 1991, and incorporated herein by reference.

3.2	Certificate of Elimination, as filed with the Secretary of the State of Delaware on July 23, 2003, filed as Exhibit 3.1 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of URS Corporation, as amended October 18, 1999. FILED HEREWITH.

3.4	By-laws of URS Corporation, as amended through January 22, 2004. FILED HEREWITH.

4.1	Indenture, dated as of February 15, 1987, between URS Corporation and First Interstate Bank of California, Trustee, relating to $57.5 million of our 6 ½% Convertible Subordinated Debentures Due 2012, filed as Exhibit 4.10 to our Registration Statement on Form S-2 (Commission File No. 33-11668), and incorporated herein by reference.

4.2	Amendment Number 1 to Indenture governing 6 ½% Convertible Subordinated Debentures due 2012, dated February 21, 1990, between URS Corporation and First Interstate Bank of California, Trustee, filed as Exhibit 4.9 to our Registration Statement on Form S-1 (Commission File No. 33-56296) (the “1990 Form S-1”), and incorporated herein by reference.

4.3	Indenture, dated as of March 16, 1989, between URS Corporation and MTrust Corp., N.A., Trustee relating to our 8 5/8% Senior Subordinated Debentures due 2004, filed as Exhibit 13C to our Form T-3 under the Trust Indenture Act of 1939 (Commission File No. 22-19189), and incorporated herein by reference.

4.4	Amendment Number 1 to Indenture governing 8 5/8% Senior Subordinated Debentures due 2004, dated as of April 7, 1989, filed as Exhibit 4.11 to the 1990 Form S-1, and incorporated herein by reference.

4.5	Amendment Number 2 to Indenture governing 8 5/8% Senior Subordinated Debentures due 2004, dated February 21, 1990, between URS Corporation and MTrust Corp., N. A., Trustee, filed as Exhibit 4.12 to the 1990 Form S-1, and incorporated herein by reference.

4.6	Note Purchase Agreement, dated as of June 9, 1999, by and between Morgan Stanley Senior Funding, Inc. and URS Corporation, filed as Exhibit 2.3 to our Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.7	Securities Purchase Agreement, dated as of May 5, 1999, by and between RCBA Strategic Partners, L.P. and URS Corporation, filed as Exhibit 2.4 to our Form 8-K, dated June 11, 1999, and incorporated herein by reference.

4.8	Indenture, dated as of June 23, 1999, by and among Firststar Bank of Minnesota, N.A., URS Corporation and Subsidiary Guarantors listed therein relating to our 12 ¼% Senior Subordinated Notes due 2009, filed as Exhibit 2.5 to our Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.9	Form of URS Corporation 12 ¼% Senior Subordinated Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.10	Form of URS Corporation 12 ¼% Senior Subordinated Exchange Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.11	Indenture, dated as of August 22, 2002, by and among URS Corporation, the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee, filed as Exhibit 99.7 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.12	Second Supplemental Indenture, dated as of August 22, 2002, by and among URS Corporation, the Restricted Subsidiaries listed therein, and U.S. Bank, N.A. (previously known as Firstar Bank of Minnesota, N.A.), as Trustee, filed as Exhibit 99.8 to our Form 8-K, dated September 5, 2002, and incorporated therein by reference.

4.13	Registration Rights Agreement, dated August 22, 2002, by and among URS Corporation, the Subsidiary Guarantors listed therein and Credit Suisse First Boston Corporation, entered into in connection with the 11 1/2% Senior Notes due 2009, filed as Exhibit 99.9 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.14	Form of URS Corporation 11 1/2% Senior Note due 2009, included as an exhibit to Exhibit 4.1, filed as Exhibit 99.7 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.15	Form of URS Corporation 11 1/2% Senior Exchange Note due 2009, included as an exhibit to Exhibit 4.1, filed as Exhibit 99.7 to our Form 8-K, filed September 5, 2002, and incorporated herein by reference.

4.16	Credit Agreement, dated as of August 22, 2002, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co- lead Arranger and Syndication Agent, filed as Exhibit 99.10 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.17	First Amendment to the Credit Agreement, dated as of January 30, 2003, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 2003, and incorporated herein by reference.

4.18	Second Amendment to the Credit Agreement, dated as of November 6, 2003, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent. FILED HEREWITH.

4.19	Third Amendment to the Credit Agreement, dated as of December 16, 2003, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent. FILED HEREWITH.

4.20	Escrow Agreement, entered into as of August 22, 2002, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc, EG&G Technical Services Holdings, and State Street Bank and Trust Company of California, N.A., as the escrow agent, filed as Exhibit 99.3 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.21	First Amendment to Escrow Agreement, dated as of August 21, 2003, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., EG&G Technical Services Holdings, L.L.C., and State Street Bank and Trust Company of California, N.A., as the escrow agent, filed as Exhibit 4.1 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

4.22	Articles of Incorporation of Aman Environmental Construction, Inc., a California corporation (“Aman”), filed as Exhibit 3.2(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.23	Bylaws of Aman, filed as Exhibit 3.2(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.24	Articles of Incorporation of Banshee Construction Company, Inc., a California corporation (“Banshee”), filed as Exhibit 3.3(1) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.25	Bylaws of Banshee, filed as Exhibit 3.3(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.26	Articles of Incorporation of Cleveland Wrecking Company, a California corporation (“CWC”), filed as Exhibit 3.4(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.27	Bylaws of CWC, filed as Exhibit 3.4(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.28	Certificate of Formation of URS Resources, LLC, a Delaware limited liability company (“URS Resources”), filed as Exhibit 3.5(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.29	Limited Liability Company Agreement for URS Resources, filed as Exhibit 3.5(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.30	Articles of Incorporation of O’Brien-Kreitzberg Inc., a California corporation (“O’Brien-Kreitzberg”), filed as Exhibit 3.6(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.31	Bylaws of O’Brien-Kreitzberg, filed as Exhibit 3.6(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.32	Certificate of Formation of Radian International LLC, a Delaware limited liability company (“Radian”), filed as Exhibit 3.7(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.33	Limited Liability Company Agreement for Radian, filed as Exhibit 3.7(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.34	Certificate of Incorporation of Signet Testing Laboratories, Inc. a Delaware corporation (“Signet”), filed as Exhibit 3.8(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.35	Bylaws of Signet, filed as Exhibit 3.8(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.36	Articles of Incorporation of URS Construction Services, Inc., a Florida corporation (“URS Construction”), filed as Exhibit 3.9(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.37	Bylaws of URS Construction, filed as Exhibit 3.9(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.38	Certificate of Incorporation of URS Corporation, a Nevada corporation (“URS — Nevada”), filed as Exhibit 3.10(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.39	Bylaws of URS — Nevada, filed as Exhibit 3.10(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.40	Certificate of Incorporation of URS Corporation Great Lakes, a Michigan corporation (“URS Great Lakes”), filed as Exhibit 3.11(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.41	Bylaws of URS Great Lakes, filed as Exhibit 3.11(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.42	Certificate of Incorporation of URS Corporation Group Consultants, a New York corporation (“UCGC”), filed as Exhibit 3.12(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.43	Bylaws of UCGC, filed as Exhibit 3.12(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.44	Certificate of Incorporation of URS Corporation — Maryland, a Maryland corporation (“URS — Maryland”), filed as Exhibit 3.13(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.45	Bylaws of URS — Maryland, filed as Exhibit 3.13(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.46	Certificate of Incorporation of URS Corporation — Ohio, a Ohio corporation (“URS — Ohio”), filed as Exhibit 3.14(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.47	Bylaws of URS — Ohio, filed as Exhibit 3.14(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.48	Articles of Incorporation of URS Corporation Southern, a California corporation (“UCS”), filed as Exhibit 3.15(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.49	Bylaws of UCS, filed as Exhibit 3.15(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.50	Certificate of Incorporation of URS Group, Inc., a Delaware corporation (“URS Group”), filed as Exhibit 3.16(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.51	Bylaws of URS Group, filed as Exhibit 3.16(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.52	Certificate of Incorporation of URS Holdings, Inc., a Delaware corporation (“URS Holdings”), filed as Exhibit 3.17(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.53	Bylaws of URS Holdings, filed as Exhibit 3.17(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.54	Certificate of Incorporation of URS International, Inc., a Delaware corporation (“URS International”), filed as Exhibit 3.18(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.55	Bylaws of URS International, filed as Exhibit 3.18(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.56	Certificate of Incorporation of Lear Siegler Services, Inc., a Delaware corporation (“Lear Siegler”), filed as Exhibit 3.19(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.57	Bylaws of Lear Siegler, filed as Exhibit 3.19(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.58	Certificate of Incorporation of URS Operating Services, Inc., a Delaware corporation (“URS Operating Services”), filed as Exhibit 3.20(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.59	Bylaws of URS Operating Services, filed as Exhibit 3.20(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.60	Certificate of Incorporation of EG&G Defense Materials, Inc., a Utah corporation (“EG&G Defense Materials”), filed as Exhibit 3.21(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.61	Bylaws of EG&G Defense Materials, filed as Exhibit 3.21(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.62	Certificate of Incorporation of EG&G Technical Services, Inc., a Delaware corporation (“EG&G Technical Services”), filed as Exhibit 3.22(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.63	Bylaws of EG&G Technical Services, filed as Exhibit 3.22(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.64	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.

10.1*	Employee Stock Purchase Plan of URS Corporation, as amended effective October 12, 1999, filed as Exhibit A to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.2*	Amendment to the Employee Stock Purchase Plan of URS Corporation, dated July 14, 2003, filed as Exhibit 10.4 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

10.3*	1999 Equity Incentive Plan of URS Corporation, as amended effective January 21, 2004. FILED HEREWITH.

10.4*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996, filed as Exhibit 10.5 to our 1996 Form 10-K filed with the SEC on January 14, 1997, and incorporated herein by reference.

10.5*	Selected Executive Deferred Compensation Plan of URS Corporation, filed as Exhibit 10.3 to the 1990 Form S-1, and incorporated herein by reference.

10.6*	1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Stockholders, filed with the SEC on February 17, 1999, and incorporated herein by reference.

10.7*	Non-Executive Directors Stock Grant Plan, as amended, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

10.8*	Contingent Restricted Stock Award Agreement, dated as of December 16, 1997, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.12 to our Form 10-K for the fiscal year ended October 31, 1998 (the “1998 Form 10-K”), filed with the SEC on January 29, 1999, and incorporated herein by reference.

10.9*	Contingent Restricted Stock Award Agreement, dated as of December 16, 1997, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.13 to our Form 10-K filed with the SEC on January 29, 1999, and incorporated herein by reference.

10.10*	Amended and Restated Employment Agreement, dated September 5, 2003, between URS Corporation and Martin M. Koffel. FILED HEREWITH.

10.11*	URS Corporation Amended and Restated Supplemental Executive Retirement Agreement, dated as of September 5, 2003, between Martin M. Koffel and URS Corporation. FILED HEREWITH.

10.12*	Employment Agreement, dated September 8, 2000, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2000, and incorporated herein by reference.

10.13*	Amendment to Employment Agreement, dated August 8, 2003, between URS Corporation and Kent P. Ainsworth. FILED HEREWITH.

10.14*	Employment Agreement, dated as of September 8, 2000, between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to our 1999 Form 10-K for the fiscal year ended 1999, and incorporated herein by reference.

10.15*	Amendment to Employment Agreement, dated August 11, 2003, between URS Corporation and Joseph Masters. FILED HEREWITH.

10.16*	Employment Agreement, dated November 19, 1999, between URS Corporation and David C. Nelson, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 2000, and incorporated herein by reference.

10.17*	Employment Agreement, dated August 23, 2002, between George R. Melton and URS Corporation, filed as Exhibit 99.6 to our Form 8-K, dated September 5, and incorporated herein by reference.

10.18*	Employment Agreement, dated May 19, 2003, between URS Corporation and Reed N. Brimhall, Vice President, Corporate Controller, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

10.19*	Employment Agreement, dated June 15, 2003, between URS Corporation and Mary Sullivan, Vice President of Human Resources, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

10.20*	Employment Agreement, dated July 1, 2003, between URS Corporation and Irwin L. Rosenstein, Chairman of URS Division, filed as Exhibit 10.3 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

10.21	Registration Rights Agreement, dated February 21, 1990, by and among URS Corporation, Wells Fargo Bank, N.A. and the Purchaser Holders listed therein, filed as Exhibit 10.33 to our 1990 Form S-1 and incorporated herein by reference.

10.22*	Form of Indemnification Agreement filed as Exhibit 10.34 to our Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference; dated as of May 1, 1992 between URS Corporation and each of Messrs. Ainsworth, Blum, Koffel, Madden, Rosenstein and Walsh; dated as of March 22, 1994 between URS Corporation and Mr. Der Marderosian; dated as of August 5, 1999 between URS Corporation and Marie L. Knowles; and dated as of January 20, 1997 between URS Corporation and Mr. Masters.

10.23	Agreement and Plan of Merger, dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to our Form 8-K, filed on August 21, 1997, and incorporated herein by reference.

10.24*	URS Corporation 1991 Stock Incentive Plan Nonstatutory Stock Option Agreement, dated as of March 23, 1999, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

10.25*	Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Martin M. Koffel, filed as Exhibit 10.24 to our Form 10-K for the fiscal year ended October 31, 1999, and incorporated herein by reference.

10.26*	Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.25 to our Form 10-K for the fiscal year ended October 31, 1999, and incorporated herein by reference.

10.27*	Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to our Form 10-K for the fiscal year ended October 31, 1999 and incorporated herein by reference.

10.28*	URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of April 25, 2001, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.29*	Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, by and between each of Martin M. Koffel, Kent P. Ainsworth, Joseph Masters and Irwin L. Rosenstein and URS Corporation, reflecting grants dated as of April 25, 2001, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.30*	URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of September 5, 2003, between Martin M. Koffel and URS Corporation. FILED HEREWITH.

14	URS Corporation Code of Business Conduct and Ethics. FILED HEREWITH.

21.1	Subsidiaries of URS Corporation. FILED HEREWITH.

23.1	Consent of Independent Accountants. FILED HEREWITH.

24.1	Powers of Attorney of URS Corporation’s directors and officers. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*Represents a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.
We filed the following reports on Form 8-K during the quarter ended October 31, 2003:

•	Report on Form 8-K, dated September 25, 2003, relating to our underwriting agreement with Morgan Stanley & Co. Incorporated, Credit Suisse First Boston, LLC and Lehman Brothers Inc.

•	Report on Form 8-K, dated October 3, 2003, relating to the legality of the over-allotment shares issued and sold to the underwriters.

We furnished the following reports on Form 8-K during the quarter ended October 31, 2003:

•	Report on Form 8-K, dated September 15, 2003, relating to our earnings release for the third quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 19(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URS Corporation (Registrant)

By	/s/ Kent P. Ainsworth

Kent P. Ainsworth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer) Dated: January 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN M. KOFFEL (Martin M. Koffel)	Chairman of the Board of Directors and Chief Executive Officer	January 22, 2004

/s/ KENT P. AINSWORTH (Kent P. Ainsworth)	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	January 22, 2004

/s/ REED N. BRIMHALL (Reed N. Brimhall)	Vice President, Corporate Controller and Chief Accounting Officer	January 22, 2004

/s/ RICHARD C. BLUM* (Richard C. Blum)	Director	January 22, 2004

/s/ ARMEN DER MARDEROSIAN* (Armen Der Marderosian)	Director	January 22, 2004

/s/ MICKEY P. FORET* (Mickey P. Foret)	Director	January 22, 2004

/s/ MARIE L. KNOWLES* (Marie L. Knowles)	Director	January 22, 2004

/s/ RICHARD B. MADDEN* (Richard B. Madden)	Director	January 22, 2004

/s/ GEORGE R. MELTON* (George L. Melton)	Director	January 22, 2004

Signature	Title	Date

/s/ JOSEPH W. RALSTON* (Joseph W. Ralston)	Director	January 22, 2004

/s/ JOHN D. ROACH* (John D. Roach)	Director	January 22, 2004

/s/ IRWIN L. ROSENSTEIN* (Irwin L. Rosenstein)	Director	January 22, 2004

/s/ WILLIAM D. WALSH* (William D. Walsh)	Director	January 22, 2004

*By /s/ Kent P. Ainsworth (Kent P. Ainsworth, Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Description
3.3	Certificate of Amendment of Certificate of Incorporation of URS Corporation, as amended October 18, 1999.

3.4	By-laws of URS Corporation, as amended through January 22, 2004.

4.18	Second Amendment to the Credit Agreement, dated as of November 6, 2003, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent.

4.19	Third Amendment to the Credit Agreement, dated as of December 16, 2003, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent.

10.3	1999 Equity Incentive Plan of URS Corporation, as amended effective January 22, 2004.

10.10	Amended and Restated Employment Agreement, dated September 5, 2003, between URS Corporation and Martin M. Koffel.

10.11	URS Corporation Amended and Restated Supplemental Executive Retirement Agreement, dated as of September 5, 2003, between Martin M. Koffel and URS Corporation.

10.13	Amendment to Employment Agreement, dated August 8, 2003, between URS Corporation and Kent P. Ainsworth.

10.15	Amendment to Employment Agreement, dated August 11, 2003, between URS Corporation and Joseph Masters.

10.30	URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of September 5, 2003, between Martin M. Koffel and URS Corporation.

14	URS Corporation Code of Business Conduct and Ethics.

21.1	Subsidiaries of URS Corporation.

23.1	Consent of Independent Accountants.

24.1	Powers of Attorney of URS Corporation’s directors and officers.

31.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer, Martin M. Koffel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Kent P. Ainsworth, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.Subsidiaries of URS Corporation.