Form 10-Q
period 2004-01-31
URS CORP /NEW/
filed 2004-03-15
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission file number 1-7567

URS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-1381538
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

600 Montgomery Street, 26th Floor
San Francisco, California	94111-2728
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2004
Common Stock, $.01 par value	34,633,889

URS CORPORATION AND SUBSIDIARIES

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “intend,” “plan,” “predict,” and similar terms in connection with our revenue and earnings projections, other financial information, our legal proceedings, our future capital resources, and our future growth opportunities as well as future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: the recent economic downturn; our dependence on government appropriations; changes in regulations; our ability to manage our contracts; our highly-leveraged position; our ability to service our debt; pending and future litigation; industry competition; our ability to attract and retain key individuals; risks associated with international operations; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 23, Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 36, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I. FINANCIAL INFORMATION:
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
January 31, 2004 and October 31, 2003	2
Consolidated Statements of Operations and Comprehensive Income
Three months ended January 31, 2004 and 2003	3
Consolidated Statements of Cash Flows
Three months ended January 31, 2004 and 2003	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	45
Item 2. Changes in Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits and Reports on Form 8-K	45

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,646	$15,508
Accounts receivable, including retainage of $45,858 and $42,617, respectively	516,169	525,603
Costs and accrued earnings in excess of billings on contracts in process	397,874	393,670
Less receivable allowances	(35,547)	(33,106)

Net accounts receivable	878,496	886,167

Deferred income taxes	12,393	13,315
Prepaid expenses and other assets	36,393	24,675

Total current assets	932,928	939,665
Property and equipment at cost, net	148,563	150,553
Goodwill, net	1,004,680	1,004,680
Purchased intangible assets, net	10,604	11,391
Other assets	61,500	61,323

	$2,158,275	$2,167,612

LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,298	$23,885
Accounts payable and subcontractor payable, including retainage of $8,973 and $7,409, respectively	156,387	172,500
Accrued salaries and wages	129,906	125,774
Accrued expenses and other	82,314	86,874
Billings in excess of costs and accrued earnings on contracts in process	81,962	83,002

Total current liabilities	476,867	492,035
Long-term debt	771,227	788,708
Deferred income taxes	55,452	55,411
Deferred compensation and other	66,056	66,385

Total liabilities	1,369,602	1,402,539

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common shares, par value $.01; authorized 50,000 shares; 34,364 and 33,668 shares issued, respectively; and 34,312 and 33,616 shares outstanding, respectively	343	336
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	499,931	487,824
Accumulated other comprehensive income (loss)	2,003	(906)
Retained earnings	286,683	278,106

Total stockholders’ equity	788,673	765,073

	$2,158,275	$2,167,612

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME -
UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	January 31,
	2004	2003
Revenues	$771,727	$758,033
Direct operating expenses	487,513	483,597

Gross profit	284,214	274,436

Indirect expenses:
Indirect, general and administrative	250,854	243,246
Interest expense, net	19,063	21,280

	269,917	264,526

Income before taxes	14,297	9,910
Income tax expense	5,720	3,960

Net income	8,577	5,950
Other comprehensive income:
Foreign currency translation adjustments	2,909	2,325

Comprehensive income	$11,486	$8,275

Net income per common share:
Basic	$.25	$.18

Diluted	$.24	$.18

Weighted-average shares outstanding:
Basic	33,836	32,324

Diluted	35,012	32,574

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
(In thousands)

	Three Months Ended
	January 31,
	2004	2003
Cash flows from operating activities:
Net income	$8,577	$5,950

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,453	11,497
Amortization of financing fees	1,981	1,751
Provision for doubtful accounts	3,547	740
Deferred income taxes	963	(1,700)
Stock compensation	671	2,956
Tax benefit of stock options	1,492	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	4,124	16,649
Prepaid expenses and other assets	(11,532)	(5,198)
Accounts payable, accrued salaries and wages and accrued expenses	(16,530)	(25,430)
Billings in excess of costs and accrued earnings on contracts in process	(1,040)	2,772
Deferred compensation and other	(329)	(2,609)
Other, net	2,551	3,095

Total adjustments and changes	(3,649)	4,523

Net cash provided by operating activities	4,928	10,473

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases	(4,484)	(3,169)

Net cash used by investing activities	(4,484)	(3,169)

Cash flows from financing activities:
Long-term debt principal payments	(20,450)	(4,290)
Long-term debt borrowings	345	300
Net borrowings (payments) under the line of credit	6,157	(2,903)
Capital lease obligation payments	(4,655)	(4,180)
Short-term note borrowings	—	87
Short-term note payments	(46)	(118)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	9,950	3,672
Payments of financing fees	(1,607)	—

Net cash used by financing activities	(10,306)	(7,432)

Net decrease in cash	(9,862)	(128)
Cash and cash equivalents at beginning of period	15,508	9,972

Cash and cash equivalents at end of period	$5,646	$9,844

Supplemental information:
Interest paid	$17,978	$8,102

Taxes paid	$11,447	$1,784

Equipment acquired through capital lease obligations	$3,192	$6,204

Conversion of Series D preferred stock to common stock	$—	$46,733

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1. ACCOUNTING POLICIES

Overview

     The terms “we”, “us”, and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We offer a comprehensive range of professional planning and design, system engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, hazardous waste management, industrial process and petrochemical refinement, general building and water/wastewater treatment projects. We are also a leading provider of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies. Headquartered in San Francisco, we operate in more than 20 countries with approximately 26,000 employees providing services to state, local and federal government agencies, as well as to private clients in the chemical, pharmaceutical, manufacturing, forest product, energy, oil, gas, mining, healthcare, water supply, retail and commercial development, telecommunication and utility industries.

     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the accounts of our consolidated subsidiaries, all of which are wholly owned and certain joint ventures. We form joint ventures with third parties, which we may or may not control, in order to jointly bid, negotiate and execute projects. Unconsolidated joint ventures are accounted for using the equity method. We consolidate our proportionate share of joint venture revenues, cost of revenues and gross profit generated by controlled joint ventures related to construction activities in the Consolidated Statements of Operations and Comprehensive Income. All other controlled joint ventures are consolidated. All significant intercompany transactions and accounts have been eliminated in consolidation.

     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. The results of operations for the three months ended January 31, 2004 are not necessarily indicative of the operating results for the full year and future operating results.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

     The preparation of our unaudited interim consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise our estimates.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Income Per Common Share

     Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted income per share of common stock is computed giving effect to all potentially dilutive shares of common stock that were outstanding during the period. Potentially dilutive shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options. Diluted income per share is computed by taking net income and dividing it by the sum of the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three Months Ended
	January 31,
	2004	2003
	(In thousands, except
	per share data)
Numerator — Basic
Net income	$8,577	$5,950

Denominator — Basic
Weighted-average common stock outstanding	33,836	32,324

Basic income per share	$.25	$.18

Numerator — Diluted
Net income	$8,577	$5,950

Denominator — Diluted
Weighted-average common stock outstanding	33,836	32,324
Effect of dilutive securities Stock options	1,176	250

	35,012	32,574

Diluted income per share	$.24	$.18

     The following outstanding stock options were not included in the computation of diluted income per share because the exercise price was greater than the average market value of the shares of common stock in the periods presented.

	Three Months Ended
	January 31,
	2004	2003
	(In thousands, except
	per share data)
Number of stock options where exercise price exceeds average price	54	2,900
Stock option exercise price range where exercise price exceeds average price:
Low	$27.30	$17.06
High	$33.20	$33.90
Average stock price during the period	$24.83	$16.81

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Stock-Based Compensation

     We account for stock issued to employees and outside directors in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), "Accounting for Stock Issued to Employees.” Accordingly, compensation cost is measured based on the excess, if any, of the market price of our common stock over the exercise price of a stock option, determined on the date the option is granted.

     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends the disclosure requirements of Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires disclosure of pro forma results on an interim basis as if we had applied the fair value recognition provisions of SFAS 123. We do not currently expect to adopt the fair value based method of accounting for stock-based employee compensation.

     We continue to apply APB 25 and related interpretations in accounting for our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (“the Plans”). All of our options are awarded with an exercise price that is equal to the market price of our common stock on the date of the grant and accordingly, no compensation cost has been recognized in connection with options granted under the Plans. Had compensation cost for awards under the Plans been determined in accordance with SFAS 123, as amended, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended January 31,
	2004	2003
	(In thousands, except per
	share data)
Numerator — Basic
Net income:
As reported	$8,577	$5,950
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,557	1,759

Pro forma net income	$7,020	$4,191

Denominator — Basic
Weighted-average common stock outstanding	33,836	32,324

Basic income per share:
As reported	$.25	$.18
Pro forma	$.21	$.13
Numerator — Diluted
Net income:
As reported	$8,577	$5,950
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,557	1,759

Pro forma net income	$7,020	$4,191

Denominator — Diluted
Weighted-average common stock outstanding	35,012	32,574

Diluted income per share:
As reported	$.24	$.18
Pro forma	$.20	$.13

	Three Months Ended
	January 31,
	2004	2003
Risk-free interest rates	4.04%-4.18%	3.93%-3.98%
Expected life	7.3 years	7.5 years
Volatility	47.13%	48.10%
Expected dividends	None	None

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Adopted and Recently Issued Statements of Financial Accounting Standards

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues.

1)	Non-Special purpose entities (“SPEs”) created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, we could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. In general, we account for these investments in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.” While we form joint ventures with third parties, which we may or may not control, in order to jointly bid, negotiate and execute projects, we currently do not have any VIEs. If we determine that any of these joint ventures require consolidation under FIN 46-R, it could have a material impact on revenues and costs, but not net income in our consolidated financial statements for interim or annual periods in filings subsequent to January 31, 2004.

2)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and we did not enter into any such material agreements during our first interim period ended January 31, 2004. If we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

     In December of 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) (“Revised SFAS 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Revised SFAS 132 will impact the disclosures in financial statements beginning in our second quarter of the fiscal year ending October 31, 2004.

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition” in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have any material multiple element arrangements and thus SAB 104 does not impact our financial statements nor is adoption of SAB 104 considered a change in accounting principle.

     On January 12, 2004, FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). Without FSP 106-1, plan sponsors would be required under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. We have elected to make this deferral, which will remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act, or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Our measures of accumulated postretirement benefit obligations and net periodic postretirement benefit cost which are included in our financial statements do not reflect the effects of the Act on our post-retirement medical plans. Final guidance on this deferral could require us to change previously reported information.

Reclassifications

     Certain reclassifications have been made to our 2003 financial statements to conform to the 2004 presentation with no effect on consolidated net income, equity or cash flows as previously reported.

NOTE 2. ACQUISITION

     On January 28, 2003, our stockholders approved the conversion of all outstanding shares of the Series D Preferred Stock that had been issued in connection with the acquisition of Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (collectively, “EG&G”). The conversion of Series D Preferred Stock to common stock constituted a change in control as defined under the terms of our employment arrangements with some executives resulting in the accelerated vesting of restricted common stock previously granted, which increased general and administrative expenses by approximately $2.5 million for the first quarter ended January 31, 2003.

     Amortization expense of our purchased intangible assets was $0.8 million and $1.5 million for the quarters ended January 31, 2004 and 2003, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	January 31,	October 31,
	2004	2003
	(In thousands)
Equipment	$157,813	$156,170
Furniture and fixtures	26,331	26,334
Leasehold improvements	30,968	29,657
Construction in progress	3,256	2,643

	218,368	214,804
Less: accumulated depreciation and amortization	(108,467)	(102,028)

	109,901	112,776

Capital leases	82,443	78,437
Less: accumulated amortization	(43,781)	(40,660)

	38,662	37,777

Property and equipment at cost, net	$148,563	$150,553

     As of January 31, 2004 and October 31, 2003, we capitalized development costs of internal-use software of $58.4 million and $58.3 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

     Property and equipment is depreciated by using the following estimated useful life.

Estimated Useful Life
Equipment	4 - 10 years
Capital leases	4 - 10 years
Furniture and fixtures	10 years
Leasehold improvements	9 months - 20 years

     Depreciation and amortization expense of property and equipment for the periods ended January 31, 2004 and 2003 was $10.0 million and $10.2 million, respectively.

NOTE 4. CURRENT AND LONG-TERM DEBT

Our Senior Secured Credit Facility

     Our Senior Secured Credit Facility (the “Credit Facility”). Our Credit Facility consists of two term loans, Term Loan A and Term Loan B, in the original aggregate principal amount of $475.0 million and a revolving line of credit in the amount of $200.0 million. As of January 31, 2004 and October 31, 2003, we had outstanding $343.8 million and $357.8 million in principal amounts outstanding, respectively, under the term loan facilities. As of January 31, 2004, we also had $6.2 million drawn on the revolving line of credit and had outstanding standby letters of credit aggregating to $62.4 million, reducing the amount available to us under our revolving credit facility to $131.4 million.

     Effective January 30, 2003, we amended our Credit Facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), as defined by our Credit Facility. This amendment is effective thru the second quarter of fiscal 2004. As a result of the amendment, the leverage ratio range increased from 3.75-4.00:1 to 3.75-4.50:1. In addition, the applicable interest rate margins increased by 0.25% on our Credit Facility. The amendment also provided that if we achieved the original leverage ratio of 3.90:1 or less for fiscal year 2003,

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

our interest rate margins would revert to the original interest rate margins. As we achieved the original leverage ratio in fiscal year 2003, the applicable interest rate margins were reduced by 0.25% on January 26, 2004, back to the original interest rate margins.

     On November 6, 2003, we amended our Credit Facility to allow us to use 100% of the net proceeds of an equity issuance of up to $220.0 million and a portion of excess cash flow to repurchase or redeem our 11½% Senior Notes due 2009 (the “11½% notes”), our 12¼% Senior Subordinated Notes due 2009 (the “12¼% notes”) and our 6½% Convertible Subordinated Debentures due 2012 (the “6½% debentures”).

     On December 16, 2003, we amended our Credit Facility, reducing the applicable interest rate margins by 0.75% on our Term Loan B. Borrowings from our Credit Facility are subject to one of two interest rates: either a base rate, as defined by the bank, or current LIBOR rate. After the amendment, the applicable margin for LIBOR loans ranges from 2.50% to 2.75% and for the base rate loans ranges from 1.50% to 1.75%. The Term Loan A and revolving line of credit applicable interest rate margins were not impacted.

     As of January 31, 2004, we were in compliance with all of our Credit Facility covenants.

     Revolving Line of Credit. We maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. Our regular daily cash needs follow a predictable pattern that typically parallels our payroll cycles, which drives, if necessary, our borrowing requirements.

     Our average daily revolving line of credit balances for the first quarter ended January 31, 2004 and 2003 were $7.2 million and $45.1 million, respectively. The maximum amounts outstanding at any one point in time during the first quarter ended January 31, 2004 and 2003 were $33.1 million and $70.0 million, respectively. As of January 31, 2004 and 2003, we had an outstanding balance of $6.2 million and $24.4 million, respectively. The effective average interest rates paid on the line of credit were approximately 6.3% during both of the first quarters ended January 31, 2004 and 2003.

Notes

     11½% Senior Notes. We issued $200.0 million in aggregate principal amount of the 11½% notes due 2009 for proceeds, net of $4.7 million of original issue discount, of $195.3 million. The 11½% notes remained outstanding as of January 31, 2004 and October 31, 2003. Interest on the 11½% notes is payable semi-annually in arrears on March 15 and September 15 of each year. The 11½% notes are effectively subordinate to our Credit Facility and senior to our 12¼% notes and 6½% debentures described below.

     12¼% Senior Subordinated Notes. We issued $200.0 million in aggregate principal amount of the 12¼% notes due 2009. The 12¼% notes remained outstanding as of January 31, 2004 and October 31, 2003. Interest on the 12¼% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12¼% notes are effectively subordinate to our Credit Facility and our 11½% notes.

     8 5/8% Senior Subordinated Debentures (the “8 5/8% debentures”). On January 15, 2004, we retired the entire outstanding balance of $6.5 million of our 8 5/8% debentures.

     6½% Convertible Subordinated Debentures. As of January 31, 2004 and October 31, 2003, we owed $1.8 million on our 6½% debentures due 2012.

     Notes payable and other indebtedness. As of January 31, 2004 and October 31, 2003, we had $11.2 million and $10.9 million of outstanding notes payable, respectively, which includes notes primarily

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

used as our financing vehicle to purchase office equipment, computer equipment and furniture. These notes have three-year to five-year terms with interest rates ranging from approximately 4% to 7%.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

     Currently, we have limits of $125 million per loss and $125 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance. These policies include self-insured claim retention amounts of $4 million, $5 million and $5 million, respectively.

     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. In addition, claims may exceed the available amount of insurance. We believe that the settlement of existing claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

     As of January 31, 2004, we had the following guarantee obligations:

     We have guaranteed the credit facility of EC III, LLC, a 50%-owned, unconsolidated joint venture, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business, to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is two years. The maximum potential amount of future payments, which we could be required to make under this guarantee at January 31, 2004, was $6.5 million.

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

     From time to time, we may provide a guarantee related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no guarantee claims for which losses have been recognized.

NOTE 6. SEGMENT AND RELATED INFORMATION

     We operate our business through two segments: the URS Division and the EG&G Division. These two segments operate under separate management groups and produce discrete financial information. Their operating results are also reviewed separately by management. The information disclosed in our consolidated financial statements is based on the two segments, which comprise our current organizational structure.

     The following table shows summarized financial information (in thousands) on our reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries. We have reclassified our reporting segment information for the first quarter of fiscal year 2003 to conform to our presentation for fiscal year 2004.

	January 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$694,464	$139,833	$877,395
EG&G Division	184,032	6,037	211,746

	878,496	145,870	1,089,141
Corporate	—	2,693	1,682,520
Eliminations	—	—	(613,386)

Total	$878,496	$148,563	$2,158,275

	October 31, 2003
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$703,676	$142,712	$887,259
EG&G Division	182,491	6,255	202,476

	886,167	148,967	1,089,735
Corporate	—	1,586	1,678,548
Eliminations	—	—	(600,671)

Total	$886,167	$150,553	$2,167,612

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended January 31,
	2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$527,526	$30,992	$9,184
EG&G Division	244,333	10,683	1,205
Eliminations	(132)	—	—

	771,727	41,675	10,389
Corporate	—	(8,315)	64

Total	$771,727	$33,360	$10,453

	Three Months Ended January 31,
	2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$536,064	$32,772	$9,403
EG&G Division	221,969	9,247	1,331

	758,033	42,019	10,734
Corporate	—	(10,829)	763

Total	$758,033	$31,190	$11,497

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.

Geographic areas

     Our revenues by geographic areas are shown below:

	Three Months Ended January 31,
	2004	2003
	(In thousands)
Revenues
United States	$702,640	$698,581
International	70,859	60,249
Eliminations	(1,772)	(797)

Total revenues	$771,727	$758,033

Major Customers

     For the three months ended January 31, 2004, we had multiple contracts with two major customers, who contributed more than ten percent of our total consolidated revenues, as listed below:

	URS Division	EG&G Division	Total
		(In millions)
Department of the U.S. Army (1)	$21.1	$102.0	$123.1
Department of the U.S. Air Force	$18.6	$64.6	$83.2

(1)	Department of the U.S. Army includes the U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

NOTE 7. RELATED PARTY TRANSACTIONS

     Some of our officers, directors and employees may have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted stock and the payment of withholding taxes due with respect to such exercises and vesting. These officers, directors and employees may continue to dispose of shares of our common stock in this manner and for similar purposes.

NOTE 8. GUARANTOR INFORMATION

     Substantially all of our domestic operating subsidiaries have guaranteed our obligations under our Credit Facility, our 12¼% notes and our 11½% notes (or collectively, the “Notes”). Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.

     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our Notes and our Credit Facility. In addition, although the terms of our Notes and our Credit Facilities limit us and our subsidiary guarantors’ ability to place contractual restrictions on the flows of funds to us, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings, at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, or make loans or other distributions to us.

     The following pages contain: our condensed consolidating balance sheets as of January 31, 2004 and October 31, 2003; our condensed consolidating statements of operations and comprehensive income for the three months ended January 31, 2004 and 2003; and our condensed consolidating statements of cash flows for the three months ended January 31, 2004 and 2003. Entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Complete financial statements of our subsidiaries that guarantee our Credit Facility, our Notes would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of January 31, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(2,508)	$4,053	$4,101	$—	$5,646
Accounts receivable	—	449,044	67,125	—	516,169
Costs and accrued earnings in excess of billings on contracts in process	—	347,953	49,921	—	397,874
Less receivable allowance	—	(28,227)	(7,320)	—	(35,547)

Net accounts receivable	—	768,770	109,726	—	878,496

Deferred income taxes	12,393	—	—	—	12,393
Prepaid expenses and other assets	12,038	22,162	2,193	—	36,393

Total current assets	21,923	794,985	116,020	—	932,928
Property and equipment at cost, net	2,693	132,096	13,774	—	148,563
Goodwill, net	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	10,604	—	—	—	10,604
Investment in subsidiaries	613,386	—	—	(613,386)	—
Other assets	29,234	31,250	1,016	—	61,500

	$1,682,520	$958,331	$130,810	$(613,386)	$2,158,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,438	$16,851	$9	$—	$26,298
Accounts payable and subcontractor payable	(1,880)	146,466	11,801	—	156,387
Accrued salaries and wages	451	114,011	15,444		129,906
Accrued expenses and other	53,208	24,155	4,951	—	82,314
Billings in excess of costs and accrued earnings on contracts in process	—	69,565	12,397	—	81,962

Total current liabilities	61,217	371,048	44,602		476,867
Long-term debt	739,421	31,463	343	—	771,227
Deferred income taxes	55,452	—	—		55,452
Deferred compensation and other	37,757	27,953	346	—	66,056

Total liabilities	893,847	430,464	45,291	—	1,369,602

Stockholders’ equity:
Total stockholders’ equity	788,673	527,867	85,519	(613,386)	788,673

	$1,682,520	$958,331	$130,810	$(613,386)	$2,158,275

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of October 31, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,099	$3,955	$2,454	$—	$15,508
Accounts receivable	—	457,837	67,766	—	525,603
Costs and accrued earnings in excess of billings on contracts in process		350,235	43,435		393,670
Less receivable allowance	—	(26,756)	(6,350)	—	(33,106)

Net accounts receivable	—	781,316	104,851	—	886,167

Deferred income taxes	13,315	—	—	—	13,315
Prepaid expenses and other assets	8,637	17,476	(1,438)	—	24,675

Total current assets	31,051	802,747	105,867	—	939,665
Property and equipment at cost, net	1,586	135,655	13,312	—	150,553
Goodwill, net	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	11,391	—	—	—	11,391
Investment in subsidiaries	600,671	—	—	(600,671)	—
Other assets	29,169	31,086	1,068	—	61,323

	$1,678,548	$969,488	$120,247	$(600,671)	$2,167,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,060	$16,814	$11	$—	$23,885
Accounts payable and subcontractor payable	2,835	156,885	12,780	—	172,500
Accrued salaries and wages	1,804	110,583	13,387		125,774
Accrued expenses and other	53,147	28,520	5,207	—	86,874
Billings in excess of costs and accrued earnings on contracts in process	—	72,237	10,765	—	83,002

Total current liabilities	64,846	385,039	42,150	—	492,035
Long-term debt	755,798	32,515	395	—	788,708
Deferred income taxes	55,411	—	—	—	55,411
Deferred compensation and other	37,420	28,805	160	—	66,385

Total liabilities	913,475	446,359	42,705	—	1,402,539

Stockholders’ equity:
Total stockholders’ equity	765,073	523,129	77,542	(600,671)	765,073

	$1,678,548	$969,488	$120,247	$(600,671)	$2,167,612

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended January 31, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$702,640	$70,859	$(1,772)	$771,727
Direct operating expenses	—	450,824	38,461	(1,772)	487,513

Gross profit	—	251,816	32,398	—	284,214

Indirect expenses:
Indirect, general and administrative	8,315	210,927	31,612	—	250,854
Interest expense, net	18,473	336	254	—	19,063

	26,788	211,263	31,866	—	269,917

Income (loss) before taxes	(26,788)	40,553	532	—	14,297
Income tax expense (benefit)	(10,707)	16,209	218	—	5,720

Income (loss) before equity in net earnings of subsidiaries	(16,081)	24,344	314	—	8,577
Equity in net earnings of subsidiaries	24,658	—	—	(24,658)	—

Net income	8,577	24,344	314	(24,658)	8,577
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,909	—	2,909

Comprehensive income	$8,577	$24,344	$3,223	$(24,658)	$11,486

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended January 31, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$698,581	$60,249	$(797)	$758,033
Direct operating expenses	—	450,693	33,701	(797)	483,597

Gross profit	—	247,888	26,548	—	274,436

Indirect expenses:
Indirect, general and administrative	10,829	208,935	23,482	—	243,246
Interest expense, net	20,621	472	187	—	21,280

	31,450	209,407	23,669	—	264,526

Income (loss) before taxes	(31,450)	38,481	2,879	—	9,910
Income tax expense (benefit)	(12,433)	15,212	1,181	—	3,960

Income (loss) before equity in net earnings of subsidiaries	(19,017)	23,269	1,698	—	5,950
Equity in net earnings of subsidiaries	24,967	—	—	(24,967)	—

Net income	5,950	23,269	1,698	(24,967)	5,950
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,325	—	2,325

Comprehensive income	$5,950	$23,269	$4,023	$(24,967)	$8,275

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended January 31, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,577	$24,344	$314	$(24,658)	$8,577

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	851	8,580	1,022	—	10,453
Amortization of financing fees	1,981	—	—	—	1,981
Provision for doubtful accounts	—	2,578	969	—	3,547
Deferred income taxes	963	—	—	—	963
Stock compensation	671	—	—	—	671
Tax benefit of stock options	1,492	—	—	—	1,492
Equity in net earnings of subsidiaries	(24,658)	—	—	24,658	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	9,967	(5,843)	—	4,124
Prepaid expenses and other assets	(3,215)	(4,686)	(3,631)	—	(11,532)
Accounts payable, accrued salaries and wages and accrued expenses	14,535	(36,596)	8,443	(2,912)	(16,530)
Billings in excess of costs and accrued earnings on contracts in process	—	(2,671)	1,631	—	(1,040)
Deferred compensation and other	337	(851)	185	—	(329)
Other, net	(249)	(163)	51	2,912	2,551

Total adjustments and changes	(7,292)	(23,842)	2,827	24,658	(3,649)

Net cash provided by operating activities	1,285	502	3,141	—	4,928

Cash flows from investing activities:
Capital expenditures	(1,171)	(1,830)	(1,483)	—	(4,484)

Net cash used by investing activities	(1,171)	(1,830)	(1,483)	—	(4,484)

Cash flows from financing activities:
Long-term debt principal payments	(20,450)	—	—	—	(20,450)
Long-term debt borrowings	—	345	—	—	345
Net borrowings under the line of credit	6,157	—	—	—	6,157
Capital lease obligation payments	(26)	(4,618)	(11)	—	(4,655)
Short-term note payments	(41)	(5)	—	—	(46)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	4,246	5,704	—	—	9,950
Payment of financing fees	(1,607)	—	—	—	(1,607)

Net cash used by financing activities	(11,721)	1,426	(11)	—	(10,306)

Net increase (decrease) in cash	(11,607)	98	1,647	—	(9,862)
Cash and cash equivalents at beginning of year	9,099	3,955	2,454	—	15,508

Cash and cash equivalents at end of year	$(2,508)	$4,053	$4,101	$—	$5,646

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended January 31, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,950	$23,269	$1,698	$(24,967)	$5,950

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,617	9,073	807	—	11,497
Amortization of financing fees	1,751	—	—	—	1,751
Provision for doubtful accounts	—	264	476	—	740
Deferred income taxes	(1,700)	—	—	—	(1,700)
Stock compensation	2,956	—	—	—	2,956
Equity in net earnings of subsidiaries	(24,967)	—	—	24,967	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	20,571	(3,922)	—	16,649
Prepaid expenses and other assets	(534)	(5,361)	697	—	(5,198)
Accounts payable, accrued salaries and wages and accrued expenses	31,975	(54,331)	(174)	(2,900)	(25,430)
Billings in excess of costs and accrued earnings on contracts in process	—	2,628	144	—	2,772
Deferred compensation and other	545	(3,484)	330	—	(2,609)
Other, net	(10,432)	10,701	(74)	2,900	3,095

Total adjustments and changes	1,211	(19,939)	(1,716)	24,967	4,523

Net cash provided (used) by operating activities	7,161	3,330	(18)	—	10,473

Cash flows from investing activities:
Capital expenditures	(44)	(1,665)	(1,460)	—	(3,169)

Net cash used by investing activities	(44)	(1,665)	(1,460)	—	(3,169)

Cash flows from financing activities:
Long-term debt principal payments	(4,000)	(147)	(143)	—	(4,290)
Long-term debt borrowings	—	300	—	—	300
Net payments under the line of credit	(2,903)	—	—	—	(2,903)
Capital lease obligation payments	(28)	(4,152)	—	—	(4,180)
Short-term note borrowings	—	87	—	—	87
Short-term note payments	(20)	(35)	(63)	—	(118)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	3,672	—	—	—	3,672

Net cash used by financing activities	(3,279)	(3,947)	(206)	—	(7,432)

Net increase (decrease) in cash	3,838	(2,282)	(1,684)	—	(128)
Cash and cash equivalents at beginning of year	(4,000)	9,802	4,170	—	9,972

Cash and cash equivalents at end of year	$(162)	$7,520	$2,486	$—	$9,844

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on October 31. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with the section, “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 36 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements,” and the footnotes for the three months ended January 31, 2004 of this report, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, which was previously filed with the Securities and Exchange Commission.

OVERVIEW

     We are one of the world’s largest engineering design services firms and a leading federal government contractor for operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services market, although we perform some limited construction work. As a service company, we are labor and not capital intensive. Our income derives from our ability to generate revenues and collect cash for our employees’ time in excess of our direct operating costs and indirect, general and administrative (“IG&A”) expenses.

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

     On a macroeconomic level, the economic and industry-wide factors that positively affect our revenues include population growth, an aging federal work force, the outsourcing of non-military functions by the Department of Defense, an emphasis on greater national security, an emphasis on protecting the environment, an emphasis on improving and building the nation’s infrastructure and a trend towards the use of Master Service Agreements (executed contracts with pre-determined terms and conditions that require the issuance of work orders.) by our private industry clients. The primary factors negatively affecting our revenues include the continued effects of the economic downturn, including government budget shortfalls, excess industrial capacity and pricing pressure from our private industry clients. Economic and industry factors specifically affecting our costs include increases in employee benefits expenditures due to economy-wide increases in health care costs, leasing and rental expenses, insurance costs driven by losses incurred by insurers, and regulatory compliance costs and legal expenses primarily due to the implementation of the Sarbanes-Oxley Act of 2002 as well as other government regulations.

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

     As discussed below in the “Results of Operations” subsection of this Item 2, our consolidated revenues for the first quarter of fiscal 2004 were $771.7 million, an increase of $13.7 million, or 1.8%, over the amount we reported for the same period of fiscal year 2003, primarily as a result of increases in our services to federal government clients, offset by a decrease in revenues from our private industry clients.

     Revenues from our federal government clients were approximately $356 million for the first quarter of fiscal year 2004, an increase of $24 million or 7% compared with approximately $332 million for the same period last year. This increase was driven by our growth in the defense and homeland security, operations and maintenance, and environmental and facilities projects. We continue to expect modest revenue growth of approximately 5%-7% from our federal government clients in fiscal year 2004 based on growth trends in defense spending, the homeland security market, and federal environmental and facilities projects.

     Revenues from our state and local government clients were approximately $150 million for the first quarter of both fiscal year 2004 and 2003. While we do not expect significant growth in the state and local government market in the near future, revenues for the first quarter of fiscal year 2004 show that this market continues to stabilize. State tax revenues have stabilized, and states continue to find innovative ways to fund infrastructure projects. In addition, we are benefiting from our successful shifting of resources away from surface transportation projects to other portions of the state and local government market where funding is more stable or growing. However, many of the budget challenges underlying our state and local government market remain. Several states are delaying the planning, design and construction of some transportation projects. We continue to expect flat to modest revenue growth of up to approximately 5% from our state and local government clients for fiscal year 2004, based on a continuation of the trends identified above.

     Revenues from our domestic private industry clients were approximately $195 million for the first quarter of fiscal year 2004, a decrease of $21 million or 10%, compared with approximately $216 million for the same period last year. Revenues from our domestic private industry clients continue to be affected by reduced levels of capital spending and cost-cutting measures by these clients, and the consequential pressures exerted by them on our margins. These downward trends were partially offset by increases in revenues generated by the power sector and increased activity under our growing number of Master Service Agreements. Revenues from our domestic private industry clients were affected more by seasonality in the first quarter of fiscal year 2004 than in prior years due to the November and December holidays falling in the middle of the week. We continue to expect revenues from our private domestic industry clients to be flat during fiscal year 2004, based on a continuation of the trends identified above.

     Revenues from our international clients were approximately $71 million for the first quarter of fiscal year 2004, an increase of $11 million or 18%, compared with approximately $60 million for the same period last year. This increase was primarily due to the effect of foreign currency exchange fluctuations and, to a lesser extent, the growth in our surface transportation, power and oil and gas business in the Asia/Pacific region. We continue to expect revenues from our international clients to be flat during fiscal year 2004.

     As discussed below in the “Liquidity and Capital Resources” subsection of this Item 2, management continues to emphasize generating positive cash flows from operations, repaying our debt and de-leveraging our balance sheet. Consistent with our strategy, we reduced our debt by $15.1 million, reducing our total debt to capitalization (total debt plus preferred stock and total stockholders’ equity) ratio from 52% at October 31, 2003 to approximately 50% at January 31, 2004. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1.) We believe continued operating cash flow generation will enable us to pay down additional debt in excess of scheduled amounts during the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 1 of this report. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in our financial statements, giving consideration to materiality. Historically, our estimates have not materially differed from actual results. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties. Consequently, actual results could differ from our estimates.

     The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended October 31, 2003.

Revenue Recognition

     Our revenues arise primarily from the professional and technical services performed by our employees or, in certain cases, by subcontractors we engage to perform on our behalf under contracts we enter into with our clients. The revenues we recognize, therefore, are derived from our ability to charge our clients for those services under our contracts.

     We enter into three major types of contracts: “cost-plus contracts,” “fixed-price contracts” and “time-and-materials contracts.” Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present us with the highest level of financial and performance risk, but often also provide the highest potential financial returns. Cost-plus contracts present us with lower risk, but generally provide lower returns and often include more onerous terms and conditions. Time-and-materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates. A more detailed discussion of our revenue recognition on contract types is included in Note 1, “Accounting Policies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     We earn our revenues from performance on cost-plus, fixed-price and time-and-materials contracts. At January 31, 2004, we had over 12,000 active projects, none of which represented more than 4% of our total revenues for the first quarter ended January 31, 2004. If our estimate of costs at completion on any contract indicates that a loss will be incurred, we charge the entire estimated loss to operations in the period the loss becomes evident.

     We account for our professional planning, design and various other types of engineering projects, including systems engineering and program and construction management contracts on the “percentage-of-completion” method, wherein revenue is recognized as project progress occurs. Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production.

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

     Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value that can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized in a subsequent period when client agreement is obtained or claims resolution occurs. A more detailed discussion of change orders and claims is included in Note 1, “Accounting Policies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

     We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill. In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company considering the average closing sales price of our common stock, interest-bearing obligations and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units1 based on discounted cash flows. We then compare the resulting fair values by reporting units to the respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill

[1] A reporting unit, as defined in SFAS 142, is an operating segment or a component of a segment where (1) the component constitutes a business for which discrete financial information is available, and (2) management regularly reviews the operating results of that component.

for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. We do not believe any events have occurred during the first quarter of fiscal year 2004 that would cause an impairment of goodwill.

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

Adopted and Recently Issued Statements of Financial Accounting Standards

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues.

1)	Non-Special purpose entities (“SPEs”) created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, we could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. In general, we account for these investments in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.” While we form joint ventures with third parties, which we may or may not control, in order to jointly bid, negotiate and execute projects, we currently do not have any VIEs. If we determine that any of these joint ventures require consolidation under FIN 46-R, it could have a material impact on revenues and costs, but not net income in our consolidated financial statements for interim or annual periods in filings subsequent to January 31, 2004.

2)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and we did not enter into any such material agreements during our first interim period ended January 31, 2004. If we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

     In December of 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) (“Revised SFAS 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Revised SFAS 132 will impact the disclosures in financial statements beginning in our second quarter of the fiscal year ending October 31, 2004.

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition” in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have any material multiple element arrangements and thus SAB 104 does not impact our financial statements nor is adoption of SAB 104 considered a change in accounting principle.

     On January 12, 2004, FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). Without FSP 106-1, plan sponsors would be required under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. We have elected to make this deferral, which will remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act, or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Our measures of accumulated postretirement benefit obligations and net periodic postretirement benefit cost which are included in our financial statements do not reflect the effects of the Act on our post-retirement medical plans. Final guidance on this deferral could require us to change previously reported information.

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended January 31,
	2004	2003
	(In millions)
Consolidated
Revenues	$771.7	$758.0
Direct operating expenses	487.5	483.6

Gross profit	284.2	274.4

Indirect expenses:
Indirect, general and administrative	250.8	243.2
Interest expense, net	19.1	21.3

	269.9	264.5

Income before taxes	14.3	9.9
Income tax expense	5.7	3.9

Net income	$8.6	$6.0

Diluted net income per common share	$.24	$.18

First quarter ended January 31, 2004 compared with January 31, 2003

     Our consolidated revenues were $771.7 million for the quarter ended January 31, 2004, an increase of $13.7 million, or 1.8%, over the amount we reported for the same period last year. The increase in revenues was due to increases in our services to federal government clients. This increase was partially offset by a decrease in revenues from our private industry clients, as discussed in the “Overview” section above.

     Our consolidated direct operating expenses for the quarter ended January 31, 2004, which consist of direct labor, subcontractor costs and other direct expenses, increased by $3.9 million over the amount we reported for the same period last year. This increase was mainly due to the revenue activities discussed in the preceding paragraph and in the “Overview” section above.

     Our consolidated gross profit was $284.2 million for the quarter ended January 31, 2004, an increase of $9.8 million, or 3.6%, over the amount we reported for the same period last year. The increase in gross profit was primarily attributable to the factors that drove net revenue growth, as discussed in the “Overview” section above.

     Our consolidated IG&A expenses for the quarter ended January 31, 2004 increased by $7.6 million, or 3.1%, over the amount we reported for the same period last year. The increase in IG&A expenses was due to $5.7 million in employee benefit cost increases resulting primarily from increased health-care costs, $1.9 million in sales and business development expenses resulting from increased sales and proposal activities and $2.8 million increase in bad debt expenses. These increases were offset by several items, primarily a $4.1 million decrease in indirect labor resulting from an increase in labor utilization, as our employees performed more project-related work.

     Our consolidated net interest expense for the quarter ended January 31, 2004 decreased by $2.2 million due to repayments of our long-term debt.

     Our consolidated earnings before income taxes were $14.3 million for the quarter ended January 31, 2004, compared to $9.9 million for the same period last year. Our effective income tax rates for the quarters ended January 31, 2004 and 2003 were approximately 39.9% and 39.4%, respectively.

     We reported net income of $8.6 million, or $0.24 per share on a diluted basis, for the quarter ended January 31, 2004, compared with $6.0 million, or $0.18 per share on a diluted basis, for the same period last year.

     Our consolidated backlog of signed contracts was $3,681.6 million at January 31, 2004, as compared with $3,661.8 million at October 31, 2003.

Reporting Segments

		Direct		Indirect,
		Operating	Gross	and General
(In millions)	Revenues	Expenses	Profit	Administrative
Three months ended January 31, 2004
URS Division	$527.5	$314.8	$212.7	$181.9
EG&G Division	244.3	172.8	71.5	60.7
Eliminations	(0.1)	(0.1)	—	—

	771.7	487.5	284.2	242.6
Corporate	—	—	—	8.3

Total	$771.7	$487.5	$284.2	$250.9

Three months ended January 31, 2003
URS Division	$536.1	$325.3	$210.8	$178.0
EG&G Division	221.9	158.3	63.6	54.5
Corporate	—	—	—	10.8

Total	$758.0	$483.6	$274.4	$243.3

URS Division

     URS Division’s revenues were $527.5 million for the quarter ended January 31, 2004, a decrease of $8.6 million, or 1.6%, from the amount we reported in the same period last year. This decrease was mainly due to decreases in revenues from our private industry clients, partially offset by the revenue growth from our federal government clients, the effect of foreign currency exchange fluctuations and small revenue growth from our international businesses, as discussed in the “Overview” section above.

     URS Division’s direct operating expenses for the first quarter of fiscal year 2004 decreased by $10.5 million, or 3.2%, from the amount we reported in the same period last year. This decrease tracked with the factors affecting our revenues as a result of the items discussed in the “Overview” section above.

     URS Division’s gross profit was $212.7 million for the first quarter of fiscal year 2004, an increase of $1.9 million, or 0.9% over the amount we reported for the same period last year. The increase was primarily a result of an increase in our labor utilization and a decrease in other direct costs as a percentage of revenues.

     URS Division’s IG&A expenses for the first quarter of fiscal year 2004 increased by $3.9 million, or 2.2% over the amount we reported for the same period last year. This increase was due to $3.1 million in employee benefit cost increases resulting primarily from increased health-care costs, $2.1 million in sales and business development expenses resulting from increased sales and proposal activities and $2.8 million increase in bad debt expenses. These increases were offset by several items, primarily a $2.8 million decrease in indirect labor resulting from an increase in labor utilization, as our employees performed more project-related work.

   EG&G Division

     EG&G Division’s revenues were $244.3 million for the first quarter of fiscal year 2004, an increase of $22.4 million, or 10.0%, over the amount we reported for the same period last year. This increase was due to increased revenues from the growing defense and homeland security and operations and maintenance markets, as discussed in the “Overview” section above.

     EG&G Division’s direct operating expenses for the first quarter of fiscal year 2004 increased by $14.5 million, or 9.2% over the amount we reported for the same period last year. The increase tracked with the factors affecting our revenues, as discussed in the “Overview” section above.

     EG&G Division’s gross profit was $71.5 million for the first quarter of fiscal year 2004, an increase of $7.9 million or 12.4%, over the amount we reported for the same period last year. The increase in gross profit was due to net revenue growth from our federal clients, as discussed in the “Overview” section above.

     EG&G Division’s IG&A expenses for the first quarter of fiscal year 2004 increased by $6.2 million, or 11.4%, over the amount we reported for the same period last year. The increase in IG&A expenses was primarily attributable to $5.1 million increase in employee benefits as a result of increases in the Division’s labor base and health-care costs.

Liquidity and Capital Resources

	Three Months Ended January 31,
	2004	2003
	(In millions)
Cash flows provided by operating activities	$4.9	$10.5
Cash flows used by investing activities	(4.5)	(3.2)
Cash flows used by financing activities	(10.3)	(7.4)
Proceeds from sale of common shares and exercise of stock options	10.0	3.7

     Our primary sources of liquidity are cash flows from operations and borrowings under the credit line from our Senior Secured Credit Facility (“Credit Facility”). Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that our primary sources of liquidity will provide sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing. Although we have no current acquisition plans, we believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions. We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Legal and contractual restrictions as well as the financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them.

•	Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of January 31, 2004 and has deemed them to be adequate; however, the recent economic downturn may adversely impact our clients’ credit-worthiness and their ability to pay our bills. Consequently, it may impact our ability to collect cash from them to meet our operating needs.

Operating Activities

     The decrease in cash flows from operations for the first quarter of fiscal 2004, compared with the same period last year, was attributable to the following factors:

•	A decrease in collections of accounts receivable due to slower payments made by our clients;

•	The timing of required disbursements into the EG&G Division’s Voluntary Employee’s Beneficiary Association trust (the “VEBA trust”). Claims and expenses we pay are then reimbursed by the VEBA trust. A VEBA trust is a form of welfare benefit plan trust we use to administer health and dental claims whereby our contributions to the trust are tax deductible; and

•	The timing of our income tax payments.

Investing Activities

     As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the first quarter of fiscal year 2004 and 2003, were $4.5 million and $3.2 million, respectively.

Financing Activities

     During the first quarter of fiscal year 2004, we repaid approximately $14.0 million on our Credit Facility, made $4.7 million in payments on capital lease obligations and retired the $6.5 million outstanding balance of our 8 5/8% senior subordinated debentures. In addition, we borrowed $3.2 million under capital lease obligations for equipment purchases, drew a net amount of $6.2 million on our revolving line of credit and paid $1.6 million for financing fees. We also generated $10.0 million in proceeds from the sale of common shares under our employee stock purchase plan (“ESPP”) of $5.8 million and exercises of stock options of $4.2 million. Employee participation in the ESPP increased approximately $2 million and exercises of stock options increased approximately $4 million over the first quarter of fiscal year 2003 as a result of an increase in the price of our common stock during the quarter.

     Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of January 31, 2004.

		Principal Payments Due by Period
		(In thousands)
Contractual Obligations		Less Than			After 5
(Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years
As of January 31, 2004:
Senior Secured Credit Facility:
Term loan A	$87,424	$3,015	$57,278	$27,131	$—
Term loan B	256,384	—	5,246	251,138	—
Line of Credit	6,157	6,157
11½% senior notes (1)	200,000	—	—	—	200,000
12¼% senior subordinated notes	200,000	—	—	—	200,000
6½% convertible subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	38,345	13,721	19,626	4,989	9
Notes payable and other indebtedness	11,213	3,405	7,766	42	—

Total debt	801,321	26,298	89,916	283,300	401,807
Operating lease obligations (2)	381,386	73,518	123,679	94,783	89,406

Total contractual obligations	$1,182,707	$99,816	$213,595	$378,083	$491,213

				Remaining
	Total	Total Committed to	Amount	Amount
Other Commitments	Commitment	Letters Of Credit	Drawn	Available
	(In thousands)
As of January 31, 2004:
Revolving line of credit (3)	$200,000	$62,434	$6,157	$131,409
Guarantee to joint venture (4)	$6,500	—	—	—
Indemnity agreement to joint venture partner (5)	$25,000	—	—	—
Accrued benefit cost (6)	$34,138	—	—	—
Accrued pension liability (7)	$8,555	—	—	—
Accrued pension liability (8)	$12,061	—	—	—

(1)	Amounts shown exclude remaining original issue discounts of $3.8 million and $20,000 for the 11 1/2% senior notes and the 6 1/2% convertible subordinated debentures, respectively.

(2)	These operating leases are predominantly real estate leases.

(3)	Reflects the revolving line of credit under the Credit Facility and amounts committed to standby letters of credit as of January 31, 2004.

(4)	Amounts guaranteed in favor of Wachovia Bank, N.A. pursuant to the EC III, LLC (a 50%-owned unconsolidated joint venture) credit line facility, in a principal amount not to exceed $6.5 million.

(5)	An indemnity agreement in relation to general and administrative services provided to JT3, LLC (a 50%-owned joint venture). The agreement covers any potential losses and damages, and liabilities associated with lawsuits, in an amount not to exceed $25.0 million.

(6)	Amount represents the estimated unfunded pension liability valued at October 31, 2003 for our EG&G Division’s pension and post-retirement plans.

(7)	Amount represents the estimated unfunded pension liability valued at October 31, 2003 for our Executive’s Supplemental Executive Retirement Plan.

(8)	Amount represents the estimated unfunded pension liability valued at October 31, 2003 for the Radian International, L.L.C.’s pension plans, which include a Supplemental Executive Retirement Plan and a Salary Continuation Agreement. Radian International, L.L.C. is a subsidiary we acquired as part of our acquisition of Dames & Moore in 1999.

     Our Senior Secured Credit Facility (the “Credit Facility”). Our Credit Facility originally consisted of a $125.0 million Term Loan A, a $350.0 million Term Loan B, and a $200.0 million revolving line of credit. As of January 31, 2004, we had outstanding $343.8 million in principal amount under the term loan facilities. We also had $6.2 million drawn on the revolving line of credit and had outstanding standby letters of credit aggregating to $62.4 million, reducing the amount available to us under our revolving credit facility to $131.4 million.

     We have amended the Credit Facility on January 30, 2003, November 6, 2003, and December 16, 2003. The January 30, 2003 amendment provided us with increased maximum leverage ratios through April 30, 2004. As a result of the amendment, the leverage ratio range increased from 3.75-4.00:1 to 3.75-4.50:1. In addition, the applicable interest rate margins increased by 0.25% on our Credit Facility. The amendment also provided that if we achieved the original leverage ratio of 3.90:1 or less for fiscal year 2003, our interest rate margins would revert to the original interest rate margins. As we achieved the original leverage ratio in fiscal year 2003, the applicable interest rate margins were reduced by 0.25% on January 26, 2004, back to the original interest rate margins. The November 6, 2003 amendment enabled us to repurchase and redeem our outstanding notes with the proceeds of an equity issuance or cash. The December 16, 2003 amendment reduced the interest rate margin on the Term Loan B.

     As of January 31, 2004, we were in compliance with all of our Credit Facility covenants.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     11½% Senior Notes (the “11½% notes”). We issued $200.0 million in aggregate principal amount of the 11½% notes due 2009 for proceeds, net of $4.7 million of original issue discount, of $195.3 million. The 11½% notes remained outstanding as of January 31, 2004 and October 31, 2003. Interest on the 11½% notes is payable semi-annually in arrears on March 15 and September 15 of each year. The 11½% notes are effectively subordinate to our Credit Facility and senior to our 12¼% notes and the 6½% debentures described below.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     12¼% Senior Subordinated Notes (the “12¼% notes”). We issued $200.0 million in aggregate principal amount of the 12¼% notes due 2009. The 12¼% notes remained outstanding as of January 31, 2004 and October 31, 2003. Interest on the 12¼% notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 12¼% notes are effectively subordinate to our Credit Facility and our 11½% notes.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     8 5/8% Senior Subordinated Debentures (the “8 5/8% debentures”). On January 15, 2004, we retired the entire outstanding balance of $6.5 million of our 8 5/8% debentures.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     6½% Convertible Subordinated Debentures (the “6½% debentures”). As of January 31, 2004 and October 31, 2003, we owed $1.8 million on our 6½% debentures due 2012.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     Revolving Line of Credit. We maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. Our regular daily cash needs follow a predictable pattern that typically parallels our payroll cycles, which drive, if necessary, our borrowing requirements.

     Our average daily revolving line of credit balances for the first quarter ended January 31, 2004 and 2003 were $7.2 million and $45.1 million, respectively. The maximum amounts outstanding at any one point in time during the first quarter ended January 31, 2004 and 2003 were $33.1 million and $70.0 million, respectively. As of January 31, 2004 and 2003, we had an outstanding balance of $6.2 million and $24.4 million, respectively. The effective average interest rates paid on the line of credit were approximately 6.3% during both of the first quarters ended January 31, 2004 and 2003, respectively.

     Notes payable and other indebtedness. As of January 31, 2004 and October 31, 2003, we had $11.2 million and $10.9 million of outstanding notes payable, respectively, which includes notes primarily used as our financing vehicle to purchase office equipment, computer equipment and furniture. These notes have three-year to five-year terms with interest rates ranging from approximately 4% to 7%.

     Capital Leases. As of January 31, 2004, we had $38.3 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.

     Operating Leases. As of January 31, 2004, we had approximately $381.4 million in obligations under our operating leases, consisting primarily of real estate leases.

     Foreign Credit Lines. We maintain foreign lines of credit, which are collateralized by assets of foreign subsidiaries. At January 31, 2004 and October 31, 2003, we had no amounts outstanding under the foreign lines of credit and amounts available under these foreign lines of credit were $3.0 million and $7.5 million, respectively.

     Other Related-Party Transactions. Some of our officers, directors and employees may have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted stock and the payment of withholding taxes due with respect to such exercises and vesting. These officers, directors and employees may continue to dispose of shares of our common stock in this manner and for similar purposes.

     Financing or Stock Offering Alternatives. We frequently evaluate alternative capital structures and consider the potential benefits of various financing strategies, including both debt and equity vehicles. We expect to continue to pursue opportunities to improve our capital structure when opportunities arise.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our credit facility. During the first quarter of fiscal year 2004, we did not enter into any interest rate derivatives due to our current percentage of fixed interest rate debt and to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

     Enterprise Resource Program (ERP). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and convert to a new ERP purchased from PeopleSoft, Inc. (formerly J.D. Edwards & Company). As of January 31, 2004, approximately one-third of our revenues are processed on this ERP system. The remaining URS Division legacy systems are expected to convert to the new ERP system over the next two years.

     The capitalized costs of implementing our new ERP system, including hardware, software licenses, consultants and internal staffing costs will be approximately $65.0 million, excluding a conversion of the EG&G Division’s ERP system. We are still considering the impact of a potential conversion of the EG&G Division’s accounting system to the ERP system. As of January 31, 2004, we had capitalized costs of approximately $58.4 million for this project, with the remaining costs to be incurred through fiscal year 2005. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

     Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-Q, the following factors could affect our financial condition and results of operations:

We continue to experience the adverse effects from the recent economic downturn. If the economic downturn continues or worsen, then our revenues, profits and our financial condition may deteriorate.

     In response to reduced revenues caused by the recent economic downturn, our clients may cut costs, or delay, curtail or cancel proposed and existing projects. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our clients may also demand better pricing terms. In addition, the economic downturn may impact our clients’ ability to pay our bills and our ability to collect cash from our clients needed to fund our business operations. Although some economic fundamentals have been improving, our business generally lags the overall recovery in the economy and therefore we do not know whether any improving economic indicators will positively affect our revenues and profits. If the economic downturn continues or worsens, then our revenues, profits and overall financial condition may deteriorate.

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

Most of our government contracts are awarded through a regulated competitive bidding process. Our inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

     Most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under the government contracts. In addition, government clients can generally terminate or modify their contract at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

A negative government audit or investigation could result in a substantial adjustment to our revenues and costs, which could impair our reputation and result in civil and criminal penalties.

     Government agencies, such as the United States Defense Contract Audit Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or investigation that costs were improperly allocated to specific contracts, we may not be reimbursed for these costs, or if we have already been reimbursed, we may be required to refund these reimbursements. Therefore, an audit could result in substantial adjustments to our revenues and costs. In addition, our internal controls may not always prevent improper conduct. If a government agency determines that we or a subcontractor engaged in improper conduct, we may also be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition. In addition, we could suffer serious harm to our reputation.

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

     We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and consequently, we will realize a profit on the fixed-price contract only if we can control our costs and prevent cost over-runs on the contract. Under time-and-

materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these types of contracts is driven by billable headcount and control of cost over-runs.

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

     We may guarantee to our client that we will complete a project by a scheduled date. We also may sometimes guarantee that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or to achieve the required performance standards. In some cases, should we fail to meet required performance standards, we may also be subject to agreed upon damages, which are fixed in amount by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, a loss on that project.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and reduced profit or risk of loss on the project.

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

     As of January 31, 2004, we had $797.5 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

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

     Our Credit Facility and our obligations under our outstanding notes limit our ability to sell assets and also restrict our use of the proceeds from any such sale. Furthermore, substantial portions of our assets and those of our subsidiaries are, and may continue to be, intangible assets. Therefore, even if forced to do so, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations.

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

     We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings, may restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.

Restrictive covenants in our Credit Facility and the indentures relating to our outstanding notes and our other outstanding indebtedness may restrict our ability to pursue business strategies.

     Our Credit Facility and our indentures relating to our outstanding notes and our other outstanding indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and make distributions to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our Credit Facility or our outstanding indebtedness;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates;

•	sell or exchange assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

     In addition, our Credit Facility restricts our ability to enter into negative pledge agreements and imposes restrictions on our ability to make capital expenditures. Our Credit Facility also requires that we maintain certain financial ratios, which we may not be able to do. The covenants in our various debt instruments may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

We may incur substantial costs of compliance with, or liabilities under, environmental laws and regulations.

     A substantial portion of our business involves the planning, design and program and construction management of pollution control facilities as well as the assessment and management of remediation activities at hazardous waste sites and military bases. We also contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. Federal laws, including but not limited to the Resource Conservation and Recovery Act of 1976, as amended, or RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, as well as various state and local laws strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. In addition, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.

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

     Various legal proceedings are pending against us and certain of our subsidiaries resulting from the ordinary course of business, which allege among other things, breaches of contract, failure to comply with environmental laws and regulations or negligence in connection with the performance of professional services. In some actions, parties are seeking damages, including punitive or treble damages that may substantially exceed our insurance coverage or that are not insured. Our services may require us to make judgments and recommendations about environmental, structural and other physical conditions at project sites. If our judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. If we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity, which could impair our operations.

A general decline in U.S. defense spending could harm our operations and adversely affect our future revenues.

     Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented approximately 33% our total revenues for the first quarter ended January 31, 2004. While spending authorization for defense-related programs have increased significantly in recent years due to greater homeland security and foreign military commitments and a general outsourcing trend by the federal government to outsource government jobs to the private sector, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Therefore, a general decline in United States defense spending could harm our operations and adversely affect our future revenues.

Our overall market share will decline if we are unable to compete successfully in our industry.

     We operate in highly fragmented and competitive worldwide market in our service areas. As a result, we compete with many domestic and international engineering and consulting firms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we compete. In addition, some of our competitors have substantially more financial resources and/or financial flexibility than we do. Furthermore, the engineering design services market has been undergoing consolidation, particularly in the United States. If our competitors consolidate, they will likely increase their market share and gain economies of scale that enhance their ability to compete with us. These competitive forces could have a material adverse effect on our business, financial condition and results of operations by reducing our relative share in the markets we serve.

Ownership of our common stock is concentrated among stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

     As of January 30, 2004, our officers and directors and their affiliates beneficially owned approximately 26% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

Because we rely heavily on our senior management, professional and technical staff, a failure to attract and retain key individuals could impair our ability to provide services to our clients and otherwise conduct our business effectively.

     As a professional and technical services company, we are labor intensive and therefore our ability to attract, retain and expand our senior management, professional and technical staff remains an important factor in determining our future success. From time to time it may be difficult to attract and retain qualified individuals with the expertise demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have government security clearances. In addition, we rely heavily upon the expertise and leadership of our senior management. The failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Our international operations are subject to a number of risks that could harm our operations and adversely affect our future revenues.

     As a multinational company, we have operations in over 20 countries and derived approximately 9% and 8% of our revenues from international operations for the first quarters of fiscal year 2004 and 2003, respectively. International business is subject to a variety of special risks, including:

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

     These and other risks associated with international operations could harm our overall operations and adversely affect our future revenues. In addition, services billed through foreign subsidiaries are attributed to the international category of our business, regardless of where the services are performed and conversely, services billed through domestic operating subsidiaries are attributed to a domestic category of clients, regardless of where the services are performed. As a result, our exposure to international operations may be more or less than the percentage of revenue we attribute to the international category.

Our international operations may require our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

     As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen costs in a high security risk country.

If we do not successfully integrate our new accounting and project management software systems, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems.

     We are continuing to integrate a new company-wide accounting and project management software system. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our customers and collect cash in a timely manner. Our current consideration to integrate EG&G Division’s accounting systems with our ERP system may further complicate implementation of the new system as it may require a system modification to support EG&G Division’s business requirements.

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

     As of January 31, 2004, approximately 7% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

Failure to integrate acquired businesses or assets successfully will prevent us from achieving the anticipated cost savings and other benefits on which our decision to consummate any acquisition would have been based.

     We have completed five significant acquisitions since 1996 and we will continue to pursue growth through selective strategic acquisitions of businesses and assets. However, we will only achieve the efficiencies, cost reductions and other benefits, such as diversification of our current portfolio of clients and services, which we would expect to result from these acquisitions if we successfully integrate the administrative, financial, technical and marketing organizations of acquired businesses and assets, and implement appropriate operations, financial and management systems and controls. We may have insufficient management resources to accomplish integrations, and even if we are able to do so successfully, we may not realize the level of cost savings and other benefits that we expect to achieve.

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

     We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock. In addition, if we undergo a change of control, we may be required to repurchase our 11½% notes and our 12¼% notes, in each case at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. This feature in some of our outstanding notes may also discourage a person or a group from attempting to acquire us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $343.8 million under our Credit Facility at January 31, 2004, if market rates averaged 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $2.1 million. Conversely, if market rates averaged 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $2.1 million.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     (b) Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed herewith:

10.1	Employment Agreement, dated January 29, 2004, between URS Corporation and Gary V. Jandegian. FILED HEREWITH.

10.2	Employment Agreement, dated January 30, 2004, between URS Corporation and Thomas W. Bishop. FILED HEREWITH.

10.3	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan, dated December 31, 2003. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended January 31, 2004:

•	Report on Form 8-K, dated January 22, 2004, relating to our earnings release for our fourth quarter and 2003 fiscal year end.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated March 15, 2004	URS CORPORATION /s/ Kent P. Ainsworth

Kent P. Ainsworth Executive Vice President and Chief Financial Officer

Exhibit No.	Description

10.1	Employment Agreement, dated January 29, 2004, between URS Corporation and Gary V. Jandegian.

10.2	Employment Agreement, dated January 30, 2004, between URS Corporation and Thomas W. Bishop.

10.3	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan, dated December 31, 2003.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.