Form 10-Q
period 2004-04-30
URS CORP /NEW/
filed 2004-06-14
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2004
Common Stock, $.01 par value	42,949,828

URS CORPORATION AND SUBSIDIARIES

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms in connection with our revenue and earnings projections, our debt repayments, conversion of our debentures, our contributions to our retirement plans, the maintenance of our insurance coverage, our settlement of legal claims, our future capital resources, our Enterprise Resource Program implementation and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: the recent economic downturn; our dependence on government appropriations; changes in regulations; our ability to manage our contracts; our leveraged position; our ability to service our debt; pending and future litigation; industry competition; our ability to attract and retain key individuals; risks associated with international operations; our ability to successfully integrate our accounting and management information systems; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26, Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 43, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,980	$15,508
Accounts receivable, including retainage of $42,076 and $42,617, respectively	508,149	525,603
Costs and accrued earnings in excess of billings on contracts in process	411,392	393,670
Less receivable allowances	(34,872)	(33,106)

Net accounts receivable	884,669	886,167

Deferred income taxes	14,237	13,315
Prepaid expenses and other assets	26,645	24,675

Total current assets	1,147,531	939,665
Property and equipment at cost, net	146,684	150,553
Goodwill, net	1,004,680	1,004,680
Purchased intangible assets, net	9,817	11,391
Other assets	59,700	61,323

	$2,368,412	$2,167,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,739	$23,885
Accounts payable and subcontractor payable, including retainage of $10,142 and $7,409, respectively	166,962	172,500
Accrued salaries and wages	121,237	125,774
Accrued expenses and other	83,116	86,874
Billings in excess of costs and accrued earnings on contracts in process	74,506	83,002

Total current liabilities	469,560	492,035
Long-term debt	752,285	788,708
Deferred income taxes	55,452	55,411
Deferred compensation and other	68,871	66,385

Total liabilities	1,346,168	1,402,539

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common shares, par value $.01; authorized 100,000 shares; 42,948 and 33,668 shares issued, respectively; and 42,896 and 33,616 shares outstanding, respectively	429	336
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	715,324	487,824
Accumulated other comprehensive income (loss)	357	(906)
Retained earnings	306,421	278,106

Total stockholders’ equity	1,022,244	765,073

	$2,368,412	$2,167,612

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues	$864,651	$812,555	$1,636,378	$1,570,588
Direct operating expenses	542,665	512,566	1,030,178	996,163

Gross profit	321,986	299,989	606,200	574,425

Indirect, general and administrative expenses	270,646	252,744	521,500	495,990

Operating income	51,340	47,245	84,700	78,435
Interest expense, net	18,452	21,301	37,515	42,581

Income before taxes	32,888	25,944	47,185	35,854
Income tax expense	13,150	10,380	18,870	14,340

Net income	19,738	15,564	28,315	21,514
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,646)	581	1,263	2,906

Comprehensive income	$18,092	$16,145	$29,578	$24,420

Net income per common share:
Basic	$.56	$.48	$.81	$.66

Diluted	$.54	$.48	$.78	$.66

Weighted-average shares outstanding:
Basic	35,200	32,498	34,962	32,411

Diluted	36,731	32,584	36,258	32,562

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
(In thousands)

	Six Months Ended
	April 30,
	2004	2003
Cash flows from operating activities:
Net income	$28,315	$21,514

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,620	22,437
Amortization of financing fees	3,775	3,638
Provision for doubtful accounts	9,462	3,833
Deferred income taxes	(881)	(2,000)
Stock compensation	1,332	3,401
Tax benefit of stock options	3,860	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(7,964)	46,796
Prepaid expenses and other assets	(1,970)	(1,106)
Accounts payable, accrued salaries and wages and accrued expenses	(13,837)	(30,025)
Billings in excess of costs and accrued earnings on contracts in process	(8,496)	1,661
Deferred compensation and other	2,486	152
Other, net	1,014	2,519

Total adjustments and changes	10,401	51,306

Net cash provided by operating activities	38,716	72,820

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases	(10,152)	(9,533)

Net cash used by investing activities	(10,152)	(9,533)

Cash flows from financing activities:
Long-term debt principal payments	(37,111)	(23,117)
Long-term debt borrowings	377	104
Net payments under the line of credit	—	(27,259)
Capital lease obligation payments	(7,297)	(7,627)
Short-term note borrowings	1,540	1,211
Short-term note payments	(85)	(56)
Proceeds from common stock offering, net of related expenses	204,286	—
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	18,108	3,680
Payments for financing fees	(1,910)	—

Net cash provided (used) by financing activities	177,908	(53,064)

Net increase in cash	206,472	10,223
Cash and cash equivalents at beginning of period	15,508	9,972

Cash and cash equivalents at end of period	$221,980	$20,195

Supplemental information:
Interest paid	$34,238	$37,608

Taxes paid	$21,434	$3,328

Equipment acquired through capital lease obligations	$5,549	$8,605

Conversion of Series D preferred stock to common stock	$—	$46,733

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1. ACCOUNTING POLICIES

Overview

     The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for surface transportation, air transportation, rail transportation, industrial process, facilities and logistics support, water/wastewater treatment, hazardous waste management, and military platforms support. Headquartered in San Francisco, we operate in over 20 countries with approximately 26,000 employees providing engineering and technical services to federal, state and local governmental agencies as well as private clients in the chemical, manufacturing, pharmaceutical, forest product, mining, oil, gas, and utility industries.

     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the accounts of our consolidated subsidiaries, all of which are wholly owned, and certain joint ventures. In order to bid, negotiate and execute projects, we may form joint ventures with third parties. Unconsolidated joint ventures are accounted for using the equity method. We consolidate our proportionate share of revenues, direct operating expenses and gross profits generated by joint ventures related to construction activities. Total joint venture revenues, direct operating expenses and gross profit are included in the Consolidated Statements of Operations and Comprehensive Income for all other consolidated joint ventures. All significant intercompany transactions and accounts have been eliminated in consolidation.

     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. The results of operations for the six months ended April 30, 2004 are not necessarily indicative of the operating results for the full year or for future years.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Income Per Common Share

     Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all potentially dilutive shares of common stock that were outstanding during the period. Potentially dilutive shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options. Diluted income per share is computed by taking net income and dividing it by the sum of the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share,” a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator — Basic
Net income	$19,738	$15,564	$28,315	$21,514

Denominator — Basic
Weighted-average common stock outstanding	35,200	32,498	34,962	32,411

Basic income per share	$.56	$.48	$.81	$.66

Numerator — Diluted
Net income	$19,738	$15,564	$28,315	$21,514

Denominator — Diluted
Weighted-average common stock outstanding	35,200	32,498	34,962	32,411
Effect of dilutive securities
Stock options	1,531	86	1,296	151

	36,731	32,584	36,258	32,562

Diluted income per share	$.54	$.48	$.78	$.66

     Our 6 ½% Convertible Subordinated Debentures (“6 ½% debentures”) are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. However, the 6 ½% debentures were not included in our computation of diluted income per share because it would be anti-dilutive.

     The following outstanding stock options were not included in our computation of diluted income per share because the exercise price of those options was greater than the average market value of the shares of our common stock in the periods presented.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(In thousands)
Number of stock options where exercise price exceeds average price	28	4,612	52	4,081

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends the disclosure requirements of Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires disclosure of pro forma results on an interim basis as if we had applied the fair value recognition provisions of SFAS 123.

     We continue to apply APB 25 and related interpretations in accounting for our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Plans”). All of our options are awarded with an exercise price that is equal to the market price of our common stock on the date of the grant and accordingly, no compensation cost has been recognized in connection with options granted under the Plans. We use the Black-Scholes option pricing model to calculate the estimated stock option compensation expense based on the fair value of stock options granted and the assumptions described below. Had compensation cost for awards under the Plans been determined in accordance with SFAS 123, as amended, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$19,738	$15,564	$28,315	$21,514
Add: Total stock-based compensation expense as reported	433	267	882	2,040
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,982	2,278	3,989	5,810

Pro forma net income	$18,189	$13,553	$25,208	$17,744

Denominator — Basic
Weighted-average common stock outstanding	35,200	32,498	34,962	32,411

Basic income per share:
As reported	$.56	$.48	$.81	$.66
Pro forma	$.52	$.42	$.72	$.55
Numerator — Diluted
Net income:
As reported	$19,738	$15,564	$28,315	$21,514
Add: Total stock-based compensation expense as reported	433	267	882	2,040
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,982	2,278	3,989	5,810

Pro forma net income	$18,189	$13,553	$25,208	$17,744

Denominator — Diluted
Weighted-average common stock outstanding	36,731	32,584	36,258	32,562

Diluted income per share:
As reported	$.54	$.48	$.78	$.66
Pro forma	$.50	$.42	$.70	$.54

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Risk-free interest rates	3.80%-4.09%	3.78%-3.97%	3.80%-4.18%	3.78%-4.05%
Expected life	6.98 years	7.32 years	6.98 years	7.32 years
Volatility	46.70%	47.50%	46.70%	47.50%
Expected dividends	None	None	None	None

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Adopted and Recently Issued Statements of Financial Accounting Standards

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. Although we have no SPEs as defined in FIN 46, we evaluated the impact of FIN 46 related to our joint ventures with third parties. We adopted FIN 46-R as of April 30, 2004.

1)	Non-special purpose entities (“non-SPEs”) created prior to February 1, 2003. In general, we account for non-SPEs in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (“EITF 00-01”), or in accordance with the equity method of accounting. Adoption of FIN 46-R did not have a material impact on our accounting for these non-SPEs created prior to February 1, 2003 and we continue to account for these non-SPEs under the equity method or under EITF 00-01 as appropriate.

2)	All entities, regardless of whether a special purpose entity, created subsequent to January 31, 2003. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003. If we enter into any significant joint venture or partnership agreements in the future that would require consolidation under FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

     In December, 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) (“Revised SFAS 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS 132 retains disclosure requirements from the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Our required Revised SFAS 132 interim disclosures are included in Note 3, “Employee Retirement Plans.”

     On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force Consensus No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have any material multiple element arrangements and thus SAB 104 does not impact our financial statements nor is adoption of SAB 104 considered a change in accounting principle.

     On January 12, 2004 and May 19, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law in December

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

2003 and establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare’s prescription drug coverage. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans, which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Act. Under FSP 106-1, we elected to defer accounting for the effects of the Medicare Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact is significant, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. We are currently evaluating the impact of the Medicare Act on our post-retirement plans. Should adoption of FSP 106-2 have a significant impact on our financial statements, we may be required to recognize the effects of the Medicare Act either during the third or fourth quarter of our fiscal year 2004.

     On April 9, 2004, FASB issued FASB Staff Position No. FAS 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, “Disclosure of Information about Capital Structure” apply to all contingently convertible securities and to their potentially dilutive effects on earnings per share (“EPS”), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included above under “Income Per Common Share.” Our 6 ½% debentures are convertible to shares of our common stock; however, the number of shares which they could be converted to is not material to our income per share computation.

Reclassifications

     Certain reclassifications have been made to our 2003 financial statements to conform them to the 2004 presentation. These reclassifications have no effect on the consolidated net income, equity or cash flows previously reported.

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	April 30,	October 31,
	2004	2003
	(In thousands)
Equipment	$143,874	$156,170
Furniture and fixtures	21,247	26,334
Leasehold improvements	28,135	29,657
Construction in progress	4,387	2,643

	197,643	214,804
Less: accumulated depreciation and amortization	(88,670)	(102,028)

	108,973	112,776

Capital leases	75,551	78,437
Less: accumulated amortization	(37,840)	(40,660)

	37,711	37,777

Property and equipment at cost, net	$146,684	$150,553

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     As of April 30, 2004 and October 31, 2003, we capitalized development costs of internal-use software of $58.4 million and $58.3 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

     Property and equipment is depreciated by using the following estimated useful lives.

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	4 – 10 years
Furniture and fixtures	10 years
Leasehold improvements	9 months – 20 years

     Depreciation and amortization expense of property and equipment for the three months ended April 30, 2004 and 2003 was $9.9 million and $9.8 million, respectively. Depreciation and amortization expense was $20.0 million for each of the six months ended April 30, 2004 and 2003.

     Amortization expense of our purchased intangible assets was $0.8 million and $0.9 million for the three months ended April 30, 2004 and 2003, respectively. Amortization expense of our purchased intangible assets was $1.6 million and $2.4 million for the six months ended April 30, 2004 and 2003, respectively.

NOTE 3. EMPLOYEE RETIREMENT PLANS

     In fiscal year 1999, we acquired and assumed obligations of Radian International, L.L.C.’s (“Radian”) defined benefit pension plans and several post-retirement benefit plans. These retirement plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the retirement plans.

     The Radian defined benefit plans include a Supplemental Executive Retirement Plan (“SERP”) and Salary Continuation Agreement (“SCA”) which are intended to supplement participants’ retirement benefits provided by other benefit plans upon attaining minimum age and years of service requirements.

     In fiscal year 2002, we acquired and assumed obligations of the EG&G Technical Services, Inc.’s defined benefit pension plan (“EG&G pension plan”) and the post-retirement medical plan (“EG&G post-retirement medical plan”). These plans cover some of our EG&G Division’s hourly and salaried employees.

     In July 1999, we entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with Martin M. Koffel, our Chief Executive Officer.

     The components of net periodic benefit costs relating to the Executive Plan, the Radian SERP and SCA, the EG&G pension plan and the EG&G post-retirement medical plan are as follows:

Executive Plan

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$228	$452	$456	$904
Interest cost	109	86	218	172
Amortization of net loss	—	28	—	56

Net periodic benefit cost	$337	$566	$674	$1,132

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Radian SERP and SCA

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$—	$—	$1	$1
Interest cost	177	178	355	357
Amortization of net loss (gain)	4	(2)	7	(4)

Net periodic benefit cost	$181	$176	$363	$354

EG&G pension plan

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$1,165	$1,397	$2,722	$2,530
Interest cost	1,954	1,824	4,106	3,305
Expected return on plan assets	(2,131)	(1,729)	(4,219)	(3,132)
Amortization of :
Prior service cost	(518)	—	(691)	—
Net loss	30	—	43	—

Net periodic benefit cost	$500	$1,492	$1,961	$2,703

EG&G post-retirement medical plan

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$63	$31	$127	$62
Interest cost	69	39	138	78
Expected return on plan assets	(72)	(63)	(145)	(126)
Amortization of :
Net loss (gain)	2	(20)	4	(40)

Net periodic benefit cost	$62	$(13)	$124	$(26)

     For measurement purposes, we used the same assumptions for the interim disclosure of net periodic benefit cost as for the prior year-end disclosure at October 31, 2003. For description of each plan, see Note 12 “Employee Retirement Plans” to our Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Funding Requirements and Contributions

     The Executive Plan and Radian SERP and SCA do not have funding requirements. We expect to make cash contributions of approximately $5.8 million and $0.2 million for fiscal year 2004 to the EG&G pension plan and the EG&G post-retirement medical plan, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 4. CURRENT AND LONG-TERM DEBT

Our Senior Secured Credit Facility

     Our Senior Secured Credit Facility (“Credit Facility”). Our Credit Facility consists of two term loans, Term Loan A and Term Loan B, in the original aggregate principal amount of $475.0 million and a revolving line of credit in the amount of $200.0 million. As of April 30, 2004 and October 31, 2003, we had $328.8 million and $357.8 million in principal amounts outstanding, respectively, under the term loan facilities. As of April 30, 2004, we did not have any amount drawn on our revolving line of credit and had outstanding standby letters of credit aggregating to $69.5 million, reducing the amount available to us under our revolving credit facility to $130.5 million.

     Effective January 30, 2003, we amended our Credit Facility to increase the maximum leverage ratio of consolidated total funded debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), as defined by our Credit Facility. This amendment was effective through the second quarter of fiscal 2004. As a result of the amendment, our required leverage ratio range increased from 3.75:1-4.00:1 to 3.75:1-4.50:1. In addition, the interest rates were increased by 0.25% on our Credit Facility. The amendment also provided that if we achieved the original leverage ratio of 3.90:1 or less for fiscal year 2003, our amended interest rates would revert to the original interest rates. We achieved the original leverage ratio of 3.90:1 and accordingly, the amended interest rates were reduced by 0.25%, to the original interest rates, on January 26, 2004.

     On November 6, 2003, we amended our Credit Facility to allow us to use 100% of the net proceeds of an equity issuance of up to $220.0 million and a portion of excess cash flow to repurchase or redeem our 11½% Senior Notes (“11½% notes”) due 2009, our 12¼% Senior Subordinated Notes due 2009 (“12¼% notes”) and our 6½% debentures due 2012.

     On December 16, 2003, we amended our Credit Facility to reduce the interest rates by 0.75% on our Term Loan B. Borrowings from our Credit Facility are subject to one of two interest rates: either a base rate, as defined in our Credit Facility, or the current LIBOR rate. After the amendment, the amended interest rates are either: LIBOR plus a range of 2.50% to 2.75% or base rate plus a range of 1.50% to 1.75%. The interest rates for term Loan A and revolving line of credit were not impacted.

     On March 29, 2004, we amended our Credit Facility to allow us to repurchase or redeem our 11 ½% notes, 12 ¼% notes, and/or 6 ½% debentures by:

•	increasing the amount of the net proceeds of an equity offering that could be used to retire debt from $220.0 million to $300.0 million; and

•	permitting us to incur unsecured indebtedness and/or use our revolving line of credit, subject to our ability to achieve a leverage ratio of less than 2.50 after giving effect to the transaction.

     On June 4, 2004, we amended our Credit Facility to reduce the interest rates of our revolving line of credit, Term Loan A and Term Loan B, increase the credit limit of our revolving line of credit and increase the outstanding amount of our Term Loan B. The amended interest rates are either: LIBOR plus a range of 2.00% to 2.25% or the base rate, as defined in our Credit Facility, plus a range of 1.00% to 1.25%. If we achieve a credit rating of “Ba2” from Moody’s and maintain our current credit rating of “BB”, achieved on May 11, 2004, from Standard & Poor’s, our interest rates will drop an additional 0.25%. In addition, we increased the credit limit on our revolving line of credit from $200 million to $225 million and increased the outstanding amount of our Term Loan B from $245 million to $270 million.

     As of April 30, 2004, we were in compliance with all of our Credit Facility covenants.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     Revolving Line of Credit. We maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. Overall use of the revolving line of credit is driven by collection and disbursement activities during the normal course of business. Our daily cash needs follow a predictable pattern that typically parallels our payroll cycles, which drive, if necessary, our borrowing requirements.

     Our average daily revolving line of credit balances for the three-month periods ended April 30, 2004 and 2003 were $24.3 million and $27.4 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended April 30, 2004 and 2003 were $55.0 million and $63.1 million, respectively. Our average daily revolving line of credit balances for the six-month periods ended April 30, 2004 and 2003 were $15.7 million and $36.2 million, respectively. The maximum amounts outstanding at any one point in time during the six-month periods ended April 30, 2004 and 2003 were $55.0 million and $70.0 million, respectively.

     As of April 30, 2004 and 2003, we did not have any outstanding balance under our revolving line of credit. The effective average interest rates paid on the revolving line of credit were approximately 5.8% and 6.1% during the second quarters ended April 30, 2004 and 2003, respectively.

Notes

     11½% Senior Notes. We issued $200.0 million in aggregate principal amount of our 11½% notes due 2009 for proceeds, net of $4.7 million of original issue discount, of $195.3 million. Our 11½% notes remained outstanding as of April 30, 2004 and October 31, 2003. Interest on our 11½% notes is payable semi-annually in arrears on March 15 and September 15 of each year. Our 11½% notes are effectively subordinate to our Credit Facility and senior to our 12¼% notes and our 6½% debentures described below. On May 14, 2004, we redeemed $70 million of our 11½% notes at 111.5% of the principal amount using the proceeds we received from our public common stock offering, leaving an outstanding balance of $130 million. For additional details about this redemption, see Note 8, “Common Stock,” and Note 9, “Subsequent Event.”

     12¼% Senior Subordinated Notes. We issued $200.0 million in aggregate principal amount of our 12¼% notes due 2009. Our 12¼% notes remained outstanding as of April 30, 2004 and October 31, 2003. Interest on our 12¼% notes is payable semi-annually in arrears on May 1 and November 1 of each year. Our 12¼% notes are effectively subordinate to our Credit Facility and our 11½% notes. On May 14, 2004, we redeemed $110 million of our 12¼% notes at 106.125% of the principal amount using the proceeds we received from our public common stock offering. On June 2, 2004, we redeemed an additional $50 million of our 12¼% notes at 106.125% of the principal amount using borrowings from our Credit Facility and available cash on hand, leaving an outstanding balance of $40 million. For additional details about this redemption, see Note 8, “Common Stock,” and Note 9, “Subsequent Event.”

     8 5/8% Senior Subordinated Debentures (the “8 5/8% debentures”). On January 15, 2004, we retired the entire outstanding balance of $6.5 million of our 8 5/8% debentures.

     6½% Convertible Subordinated Debentures. As of April 30, 2004 and October 31, 2003, we owed $1.8 million on our 6½% debentures due 2012.

     Notes payable, foreign credit lines and other indebtedness. As of April 30, 2004 and October 31, 2003, we had outstanding amounts of $11.0 million and $10.9 million in notes payable and foreign lines of credit, respectively. Notes payable primarily include notes used as our financing vehicle to purchase office equipment, computer equipment and furniture. These notes have three-year to five-year terms with interest rates ranging from approximately 4% to 7%.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     We maintain foreign lines of credit, which are collateralized by assets of foreign subsidiaries. As of April 30, 2004 and October 31, 2003, we had $3.0 million and $2.8  million available under these foreign lines of credit, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.

     Currently, we have limits of $125 million per loss and $125 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance. These policies include self-insured claim retention amounts of $4 million, $5 million and $5 million, respectively.

     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date — even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

     Although the outcome of our legal proceedings can not be predicted and no assurances can be provided, based on our previous experience in such matters, we do not believe that these legal proceedings are likely to exceed our insurance coverage and, therefore, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     As of April 30, 2004, we had the following guarantee obligations:

     We have guaranteed the credit facility of EC III, LLC, a 50%-owned, unconsolidated joint venture, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is twenty-two months. The maximum potential amount of future payments, which we could be required to make under this guarantee at April 30, 2004, was $6.5 million.

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

     From time to time, we may provide a guarantee related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no guarantee claims for which losses have been recognized.

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

     The following table presents summarized financial information of our reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries. We have reclassified our reporting segment information for the three-month and six-month periods ended April 30, 2003 and as of October 31, 2003 to conform to our presentation for fiscal year 2004.

	April 30, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$695,736	$137,225	$876,400
EG&G Division	188,933	6,015	219,651

	884,669	143,240	1,096,051
Corporate	—	3,444	1,897,480
Eliminations	—	—	(625,119)

Total	$884,669	$146,684	$2,368,412

	October 31, 2003
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$703,676	$142,712	$887,259
EG&G Division	182,491	6,255	202,476

	886,167	148,967	1,089,735
Corporate	—	1,586	1,678,548
Eliminations	—	—	(600,671)

Total	$886,167	$150,553	$2,167,612

	Three Months Ended April 30,
	2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$581,092	$45,719	$9,664
EG&G Division	284,404	14,352	1,426
Eliminations	(845)	—	—

	864,651	60,071	11,090
Corporate	—	(8,731)	77

Total	$864,651	$51,340	$11,167

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended April 30,
	2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$579,100	$42,877	$9,359
EG&G Division	233,455	12,182	2,104

	812,555	55,059	11,463
Corporate	—	(7,814)	(523)

Total	$812,555	$47,245	$10,940

	Six Months Ended April 30,
	2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,108,618	$76,711	$18,848
EG&G Division	528,737	25,035	2,631
Eliminations	(977)	—	—

	1,636,378	101,746	21,479
Corporate	—	(17,046)	141

Total	$1,636,378	$84,700	$21,620

	Six Months Ended April 30,
	2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,115,165	$75,648	$18,762
EG&G Division	455,423	20,784	3,435

	1,570,588	96,432	22,197
Corporate	—	(17,997)	240

Total	$1,570,588	$78,435	$22,437

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.

Geographic areas

     Our revenues by geographic areas are shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Revenues
United States	$783,230	$752,057	$1,485,870	$1,450,638
International	81,972	60,795	152,831	121,044
Eliminations	(551)	(297)	(2,323)	(1,094)

Total revenues	$864,651	$812,555	$1,636,378	$1,570,588

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Major Customers

     For the three and six months ended April 30, 2004, we had multiple contracts with two major customers, who contributed more than ten percent of our total consolidated revenues, as listed below:

	URS Division	EG&G Division	Total
	(In millions)
Three months ended April 30, 2004
Department of the U.S. Army (1)	$23.8	$152.2	$176.0
Department of the U.S. Air Force	$18.7	$27.3	$46.0
Six months ended April 30, 2004
Department of the U.S. Army (1)	$44.9	$254.2	$299.1
Department of the U.S. Air Force	$37.3	$91.9	$129.2

(1)	Department of the U.S. Army includes the U.S. Army Corps of Engineers.

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

NOTE 8. COMMON STOCK

     On April 7, 2004, we sold an aggregate of 7,500,000 shares of our common stock through an underwritten public offering. We granted the underwriters the right to purchase up to an additional 1,125,000 shares of our common stock to cover over-allotments (the “over-allotment shares”). On April 22, 2004, the underwriters exercised their option to purchase 601,900 of the over-allotment shares.

     The offering price of our common stock was $26.50 per share and the total offering proceeds to us were $204.3 million, net of underwriting discounts and commissions and other offering-related expenses of $10.5 million.

NOTE 9. SUBSEQUENT EVENT

     On May 14, 2004, we redeemed $70 million of our 11½% notes and $110 million of our 12¼% notes. On June 2, 2004, we redeemed an additional $50 million of our 12¼% notes. These note redemptions were funded with the net proceeds of our public common stock offering, available cash on hand and additional borrowings under our Credit Facility. We are redeeming an additional $20 million of our 12¼% notes in the third quarter of our fiscal year 2004, leaving an outstanding balance of $20 million. As a result of the aforementioned redemptions, we will recognize a pre-tax charge of approximately $27 million during the third quarter of our fiscal year 2004 due to the write-off of $8 million in unamortized financing fees, issuance costs and discounts and payments totally $19 million in call premiums.

     On June 4, 2004, we amended our Credit Facility and the terms of this amendment are discussed in Our Senior Secured Credit Facility subsection of Note 4, “Current and Long-Term Debt.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 10. GUARANTOR INFORMATION

     Substantially all of our domestic operating subsidiaries have guaranteed our obligations under our Credit Facility, our 12¼% notes and our 11½% notes (collectively, the “Notes”). Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.

     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our Notes and our Credit Facility. In addition, although the terms of our Notes and our Credit Facility limit us and our subsidiary guarantors’ ability to place contractual restrictions on the flows of funds to us, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, or make loans or other distributions to us.

     The following pages contain: our condensed consolidating balance sheets as of April 30, 2004 and October 31, 2003; our condensed consolidating statements of operations and comprehensive income for the three and six months ended April 30, 2004 and 2003; and our condensed consolidating statements of cash flows for the six months ended April 30, 2004 and 2003. Entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Complete financial statements of our subsidiaries that guarantee our Credit Facility and our Notes would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of April 30, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$203,695	$15,043	$3,242	$—	$221,980
Accounts receivable	—	436,938	71,211	—	508,149
Costs and accrued earnings in excess of billings on contracts in process	—	360,042	51,350	—	411,392
Less receivable allowance	—	(27,901)	(6,971)	—	(34,872)

Net accounts receivable	—	769,079	115,590	—	884,669

Deferred income taxes	14,237	—	—	—	14,237
Prepaid expenses and other assets	8,199	15,892	2,554	—	26,645

Total current assets	226,131	800,014	121,386	—	1,147,531
Property and equipment at cost, net	3,444	130,333	12,907	—	146,684
Goodwill, net	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	9,817	—	—	—	9,817
Investment in subsidiaries	625,119	—	—	(625,119)	—
Other assets	28,289	16,882	14,529	—	59,700

	$1,897,480	$947,229	$148,822	$(625,119)	$2,368,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,513	$16,779	$1,447	$—	$23,739
Accounts payable and subcontractor payable	(1,712)	156,547	12,127	—	166,962
Accrued salaries and wages	2,900	103,109	15,228	—	121,237
Accrued expenses and other	52,568	23,512	7,036	—	83,116
Billings in excess of costs and accrued earnings on contracts in process	—	62,280	12,226	—	74,506

Total current liabilities	59,269	362,227	48,064	—	469,560
Long-term debt	722,421	29,583	281	—	752,285
Deferred income taxes	55,452	—	—	—	55,452
Deferred compensation and other	38,094	30,310	467	—	68,871

Total liabilities	875,236	422,120	48,812	—	1,346,168

Stockholders’ equity:
Total stockholders’ equity	1,022,244	525,109	100,010	(625,119)	1,022,244

	$1,897,480	$947,229	$148,822	$(625,119)	$2,368,412

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of October 31, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,099	$2,315	$4,094	$—	$15,508
Accounts receivable	—	457,837	67,766	—	525,603
Costs and accrued earnings in excess of billings on contracts in process	—	350,235	43,435	—	393,670
Less receivable allowance	—	(26,756)	(6,350)	—	(33,106)

Net accounts receivable	—	781,316	104,851	—	886,167

Deferred income taxes	13,315	—	—	—	13,315
Prepaid expenses and other assets	8,637	17,469	(1,431)	—	24,675

Total current assets	31,051	801,100	107,514	—	939,665
Property and equipment at cost, net	1,586	135,655	13,312	—	150,553
Goodwill, net	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	11,391	—	—	—	11,391
Investment in subsidiaries	600,671	—	—	(600,671)	—
Other assets	29,169	17,651	14,503	—	61,323

	$1,678,548	$954,406	$135,329	$(600,671)	$2,167,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,060	$16,814	$11	$—	$23,885
Accounts payable and subcontractor payable	2,835	156,885	12,780	—	172,500
Accrued salaries and wages	1,804	110,583	13,387	—	125,774
Accrued expenses and other	53,147	27,365	6,362	—	86,874
Billings in excess of costs and accrued earnings on contracts in process	—	72,237	10,765	—	83,002

Total current liabilities	64,846	383,884	43,305	—	492,035
Long-term debt	755,798	32,515	395	—	788,708
Deferred income taxes	55,411	—	—	—	55,411
Deferred compensation and other	37,420	28,805	160	—	66,385

Total liabilities	913,475	445,204	43,860	—	1,402,539

Stockholders’ equity:
Total stockholders’ equity	765,073	509,202	91,469	(600,671)	765,073

	$1,678,548	$954,406	$135,329	$(600,671)	$2,167,612

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended April 30, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$783,230	$81,972	$(551)	$864,651
Direct operating expenses	—	499,311	43,905	(551)	542,665

Gross profit	—	283,919	38,067	—	321,986

Indirect, general and administrative expenses	8,731	227,452	34,463	—	270,646

Operating income (loss)	(8,731)	56,467	3,604	—	51,340
Interest expense, net	17,924	239	289	—	18,452

Income (loss) before taxes	(26,655)	56,228	3,315	—	32,888
Income tax expense (benefit)	(10,662)	22,487	1,325	—	13,150

Income (loss) before equity in net earnings of subsidiaries	(15,993)	33,741	1,990	—	19,738
Equity in net earnings of subsidiaries	35,731	—	—	(35,731)	—

Net income	19,738	33,741	1,990	(35,731)	19,738
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(1,646)	—	(1,646)

Comprehensive income	$19,738	$33,741	$344	$(35,731)	$18,092

	Three Months Ended April 30, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$752,057	$60,795	$(297)	$812,555
Direct operating expenses	—	480,929	31,934	(297)	512,566

Gross profit	—	271,128	28,861	—	299,989

Indirect, general and administrative expenses	7,814	218,740	26,190	—	252,744

Operating income (loss)	(7,814)	52,388	2,671	—	47,245
Interest expense, net	20,661	595	45	—	21,301

Income (loss) before taxes	(28,475)	51,793	2,626	—	25,944
Income tax expense (benefit)	(11,391)	20,722	1,049	—	10,380

Income (loss) before equity in net earnings of subsidiaries	(17,084)	31,071	1,577	—	15,564
Equity in net earnings of subsidiaries	32,648	—	—	(32,648)	—

Net income	15,564	31,071	1,577	(32,648)	15,564
Other comprehensive income:
Foreign currency translation adjustment	—	—	581	—	581

Comprehensive income	$15,564	$31,071	$2,158	$(32,648)	$16,145

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Six Months Ended April 30, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$1,485,870	$152,831	$(2,323)	$1,636,378
Direct operating expenses	—	950,135	82,366	(2,323)	1,030,178

Gross profit	—	535,735	70,465	—	606,200

Indirect, general and administrative expenses	17,046	438,375	66,079	—	521,500

Operating income (loss)	(17,046)	97,360	4,386	—	84,700
Interest expense, net	36,396	759	360	—	37,515

Income (loss) before taxes	(53,442)	96,601	4,026	—	47,185
Income tax expense (benefit)	(21,378)	38,638	1,610	—	18,870

Income (loss) before equity in net earnings of subsidiaries	(32,064)	57,963	2,416	—	28,315
Equity in net earnings of subsidiaries	60,379	—	—	(60,379)	—

Net income	28,315	57,963	2,416	(60,379)	28,315
Other comprehensive income:
Foreign currency translation adjustment	—	—	1,263	—	1,263

Comprehensive income	$28,315	$57,963	$3,679	$(60,379)	$29,578

	Six Months Ended April 30, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$1,450,638	$121,044	$(1,094)	$1,570,588
Direct operating expenses	—	931,621	65,636	(1,094)	996,163

Gross profit	—	519,017	55,408	—	574,425

Indirect, general and administrative expenses	17,997	428,306	49,687	—	495,990

Operating income (loss)	(17,997)	90,711	5,721	—	78,435
Interest expense, net	41,282	1,302	(3)	—	42,581

Income (loss) before taxes	(59,279)	89,409	5,724	—	35,854
Income tax expense (benefit)	(23,712)	35,764	2,288	—	14,340

Income (loss) before equity in net earnings of subsidiaries	(35,567)	53,645	3,436	—	21,514
Equity in net earnings of subsidiaries	57,081	—	—	(57,081)	—

Net income	21,514	53,645	3,436	(57,081)	21,514
Other comprehensive income:
Foreign currency translation adjustment	—	—	2,906	—	2,906

Comprehensive income	$21,514	$53,645	$6,342	$(57,081)	$24,420

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended April 30, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$28,315	$57,963	$2,416	$(60,379)	$28,315

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141	19,344	2,135	—	21,620
Amortization of financing fees	3,775	—	—	—	3,775
Provision for doubtful accounts	—	8,589	873	—	9,462
Deferred income taxes	(881)	—	—	—	(881)
Stock compensation	1,332	—	—	—	1,332
Tax benefit of stock options	3,860	—	—	—	3,860
Equity in net earnings of subsidiaries	(60,379)	—	—	60,379	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	3,646	(11,610)	—	(7,964)
Prepaid expenses and other assets	437	1,577	(3,984)	—	(1,970)
Accounts payable, accrued salaries and wages and accrued expenses	34,746	(55,771)	7,902	(714)	(13,837)
Billings in excess of costs and accrued earnings on contracts in process	—	(9,957)	1,461	—	(8,496)
Deferred compensation and other	673	1,507	306	—	2,486
Other, net	(440)	768	(28)	714	1,014

Total adjustments and changes	(16,736)	(30,297)	(2,945)	60,379	10,401

Net cash provided (used) by operating activities	11,579	27,666	(529)	—	38,716

Cash flows from investing activities:
Capital expenditures	(1,872)	(6,619)	(1,661)	—	(10,152)

Net cash used by investing activities	(1,872)	(6,619)	(1,661)	—	(10,152)

Cash flows from financing activities:
Long-term debt principal payments	(35,455)	(1,656)	—	—	(37,111)
Long-term debt borrowings	—	377	—	—	377
Capital lease obligation payments	(79)	(7,016)	(202)	—	(7,297)
Short-term note borrowings	—	—	1,540	—	1,540
Short-term note payments	(61)	(24)	—	—	(85)
Proceeds from common stock offering, net of related expenses	204,286	—	—	—	204,286
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	18,108	—	—	—	18,108
Payment for financing fees	(1,910)	—	—	—	(1,910)

Net cash provided (used) by financing activities	184,889	(8,319)	1,338	—	177,908

Net increase (decrease) in cash	194,596	12,728	(852)	—	206,472
Cash and cash equivalents at beginning of year	9,099	2,315	4,094	—	15,508

Cash and cash equivalents at end of year	$203,695	$15,043	$3,242	$—	$221,980

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended April 30, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$21,514	$53,645	$3,436	$(57,081)	$21,514

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	20,593	1,604	—	22,437
Amortization of financing fees	3,638	—	—	—	3,638
Provision for doubtful accounts	—	3,616	217	—	3,833
Deferred income taxes	(2,000)	—	—	—	(2,000)
Stock compensation	3,401	—	—	—	3,401
Equity in net earnings of subsidiaries	(57,081)	—	—	57,081	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	51,754	(4,958)	—	46,796
Prepaid expenses and other assets	(1,760)	229	425	—	(1,106)
Accounts payable, accrued salaries and wages and accrued expenses	93,183	(123,424)	3,395	(3,179)	(30,025)
Billings in excess of costs and accrued earnings on contracts in process	—	1,661	—	—	1,661
Deferred compensation and other	1,091	(1,038)	99	—	152
Other, net	(8,931)	8,535	(264)	3,179	2,519

Total adjustments and changes	31,781	(38,074)	518	57,081	51,306

Net cash provided by operating activities	53,295	15,571	3,954	—	72,820

Cash flows from investing activities:
Capital expenditures	(61)	(7,162)	(2,310)	—	(9,533)

Net cash used by investing activities	(61)	(7,162)	(2,310)	—	(9,533)

Cash flows from financing activities:
Long-term debt principal payments	(23,000)	(117)	—	—	(23,117)
Long-term debt borrowings	—	104	—	—	104
Net payments under the line of credit	(27,259)	—	—	—	(27,259)
Capital lease obligation payments	(7)	(7,487)	(133)	—	(7,627)
Short-term note borrowings	—	31	1,180	—	1,211
Short-term note payments	(40)	(16)	—	—	(56)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	3,680	—	—	—	3,680

Net cash provided (used) by financing activities	(46,626)	(7,485)	1,047	—	(53,064)

Net increase in cash	6,608	924	2,691	—	10,223
Cash and cash equivalents at beginning of year	(4,000)	8,222	5,750	—	9,972

Cash and cash equivalents at end of year	$2,608	$9,146	$8,441	$—	$20,195

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on October 31. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with the section, “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 43 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements,” and the footnotes to this report for the six months ended April 30, 2004, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, which was previously filed with the Securities and Exchange Commission.

OVERVIEW

     We are one of the world’s largest engineering design services firms and a leading federal government contractor for operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services market, although we perform some limited construction work. As a service company, we are labor and not capital intensive. Our income derives from our ability to generate revenues and collect cash from our clients through the billing of our employees’ time and our ability to manage our direct operating costs and indirect, general and administrative (“IG&A”) expenses.

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

     On a macroeconomic level, the economic and industry-wide factors that positively affect our revenues include population growth, an aging federal work force, the outsourcing of non-military functions by the Department of Defense, an emphasis on greater national security, an emphasis on protecting the environment, an emphasis on improving and building the nation’s infrastructure and a trend towards the use of Master Service Agreements (executed contracts with pre-determined terms and conditions that require the issuance of work orders) by our private industry clients. The primary factors negatively affecting our revenues include the continued effects of the economic downturn, including government budget shortfalls, excess industrial capacity and pricing pressure from our private industry clients. Economic and industry factors specifically affecting our costs include increases in employee benefits expenditures due to rising health care costs, leasing and rental expenses, insurance costs driven by losses incurred by insurers, and regulatory compliance costs and legal expenses primarily due to the implementation of the Sarbanes-Oxley Act of 2002 and other government regulations.

     On a company-specific level, our revenues are driven by our ability to identify growth opportunities, reallocate our labor resources to profitable markets, secure new contracts, renew existing client agreements and provide outstanding services. Moreover, as a professional services company, the quality of our employees is integral to our revenue generation.

     Our direct operating costs are driven primarily by the compensation we pay to our employees who work directly on our projects, the cost of hiring subcontractors and other expenses associated with specific projects, such as materials and incidental expenditures. IG&A expenses are primarily driven by salaries and benefits for administrative and marketing and sales personnel, bid and proposal costs, rental expenses and other overhead costs.

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

     As discussed in more detail below in the “Results of Operations” subsection of Item 2, our consolidated revenues for the second quarter of fiscal year 2004 were $864.7 million, an increase of $52.1 million, or 6.4%, over the amount we reported for the same period of fiscal year 2003, primarily as a result of increases in our services to federal government clients, partially offset by a decrease in revenues from our private industry clients.

     Revenues from our federal government clients were approximately $413 million for the second quarter of fiscal year 2004, an increase of $61 million or 17% compared with approximately $352 million for the same period last year. This increase was driven by growth in our defense, operations and maintenance, environmental and facilities, and “research, development, test and evaluation” projects. Although primarily performed in the United States, the increased revenues in defense projects were largely driven by military activities in the Middle East.

     Revenues from our state and local government clients were flat at approximately $170 million for the second quarter of fiscal year 2004, compared with the same period last year. While improvements continue in the state and local government budgets, state and local governments are generally still recovering from last year’s budget crises. Three significant states - California, New York and New Jersey — are still facing large budget deficits. Some states are delaying the planning, design and construction of some transportation projects, while others continue to find innovative ways to fund infrastructure projects. However, we continue to benefit from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market – such as K-12 schools, water/wastewater and aviation — where funding is more stable or growing.

     Revenues from our domestic private industry clients were approximately $200 million for the second quarter of fiscal year 2004, a decrease of $30 million or 13%, compared with approximately $230 million for the same period last year. Revenues from our domestic private industry clients continue to be affected by reduced levels of capital spending and cost-cutting measures. These downward trends were partially offset by increases in revenues we generated from the automotive, power and oil and gas sectors and additional Master Services Agreements with large private sector clients. While there are some signs of increased capital spending in sectors named above, in general we have not seen significant increases in major discretionary capital project spending from our private sector clients.

     Revenues from our international clients were approximately $82 million for the second quarter of fiscal year 2004, an increase of $21 million or 35%, compared with approximately $61 million for the same period last year. This increase was primarily due to $13 million of foreign currency exchange fluctuations and $8 million of growth in our surface transportation, oil and gas, and forestry businesses in the Asia/Pacific region and growth in our environmental projects in Europe.

     We continue to expect revenue growth from our federal government clients in fiscal year 2004 based on growth trends in defense spending, and federal environmental and facilities projects. Because many of the budget challenges underlying our state and local government market remain, we continue to expect only modest revenue growth from our state and local government clients for fiscal year 2004. Revenues from our domestic private industry clients continue to be affected by reduced levels of capital spending and cost-cutting measures, and the consequential pressures exerted by them on our margins. We continue to expect revenues from our private domestic industry clients to be affected by a continuation of the trends identified above. We expect revenue growth from our international clients, excluding the effect of foreign currency fluctuations, due to growth in our surface transportation, oil and gas, and forestry businesses in the Asia/Pacific region, as well as revenue growth in our environmental projects in Europe during fiscal year 2004.

     As discussed below in the “Liquidity and Capital Resources” subsection of Item 2, management continues to emphasize generating positive cash flows from operations, repaying our debt and de-leveraging our balance sheet. Consistent with our strategy, we used $37.0 million of our operating cash flows from our first and second quarters of fiscal year 2004 to pay down our long-term debt. As described further in the next paragraph, in April 2004, we completed a public common stock offering that increased our stockholders’ equity. Accordingly, the reductions of our long-term debt and the increases in our common stock reduced our debt to total capitalization ratio (total debt divided by the sum of debt, preferred stock and total stockholders’ equity) from 52% at October 31, 2003 to 43% at April 30, 2004. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1.)

     We successfully completed a public offering of 7,500,000 shares of our common stock at $26.50 per share on April 7, 2004. The underwriters also exercised an over-allotment option to purchase an additional 601,900 shares at the same price on April 22, 2004. The primary purpose of this stock offering was to reduce our long-term debt. Accordingly, the proceeds from the public stock offering and the underwriter’s exercise of the over-allotment option were used in May 14 and June 2 of fiscal year 2004 to redeem a portion of our long-term debt. We are redeeming an additional $20 million of our 12¼% notes in the third quarter of our fiscal year 2004. As a result of the aforementioned redemptions, we will recognize a pre-tax charge of approximately $27 million during the third quarter of our fiscal year 2004 due to the write-off of $8 million in unamortized financing fees, issuance costs and discounts and payments totally $19 million in call premiums. We anticipate additional redemptions of debt by using cash generated from operations for the remainder of the fiscal year; thereby reducing our debt to capitalization ratio to approximately 35% by the end of fiscal year 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 1 of this report. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, giving consideration to materiality. Historically, our estimates have not materially differed from actual results. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties. Consequently, actual results could differ from our estimates.

     The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment, are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended October 31, 2003.

Revenue Recognition

     Our revenues arise primarily from the professional and technical services performed by our employees or, in certain cases, by subcontractors we engage to perform on our behalf under contracts we enter into with our clients. The revenues we recognize, therefore, are derived from our ability to charge our clients for those services under our contracts. As of April 30, 2004, we had over 12,000 active projects, none of which represented more than 5% of our total revenues for the six months ended April 30, 2004.

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

     Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes may be initiated by us or by our clients. The majority of such changes presents little or no financial risk to us. Generally, a “change order” will be negotiated between our client and us to reflect how the change is to be resolved and who is responsible for the financial impact of the change. Occasionally, however, disagreements can arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and, therefore, revenues. When the change becomes a point of dispute between our client and us, we then consider it as a claim.

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

     In addition to our annual test that we perform at October 31 of each year, we regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill. In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company considering the average closing sales price of our common stock, interest-bearing obligations and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units1 based on discounted cash flows. We then compare the resulting fair values by reporting units to the respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. We do not believe any events have occurred during the first and second quarter of fiscal year 2004 that would cause an impairment of goodwill.

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

Adopted and Recently Issued Statements of Financial Accounting Standards

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. Although we have no SPEs as defined in FIN 46, we evaluated the impact of FIN 46 related to our joint ventures with third parties. We adopted FIN 46-R as of April 30, 2004.

1)	Non-special purpose entities (“non-SPEs”) created prior to February 1, 2003. In general, we account for non-SPEs in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.” (“EITF 00-01”), or in accordance with the equity method of accounting. Adoption of FIN 46-R did not have a material impact on our accounting for these non-SPEs created prior to February 1, 2003 and we continue to account for these non-SPEs under the equity method or under EITF 00-01 as appropriate.

[1]	A reporting unit, as defined in SFAS 142, is an operating segment or a component of a segment where (1) the component constitutes a business for which discrete financial information is available, and (2) management regularly reviews the operating results of that component.

2)	All entities, regardless of whether a special purpose entity, created subsequent to January 31, 2003. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003. If we enter into any significant joint venture or partnership agreements in the future that would require consolidation under FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) (“Revised SFAS 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS 132 retains disclosure requirements from the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Our required Revised SFAS 132 interim disclosures are included in Note 3, “Employee Retirement Plans.”

     On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force Consensus No. 00-21 EITF 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have any material multiple element arrangements and thus SAB 104 does not impact our financial statements nor is adoption of SAB 104 considered a change in accounting principle.

     On January 12, 2004 and May 19, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law in December 2003 and establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare’s prescription drug coverage. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans and provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Act. Under FSP 106-1, we elected to defer accounting for the effects of the Medicare Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact is significant, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. We are currently evaluating the impact of the Medicare Act on our post-retirement plans. Should adoption of FSP 106-2 have a significant impact on our financial statements, we may be required to recognize the effects of the Medicare Act either during the third or fourth quarter of our fiscal year 2004.

     On April 9, 2004, FASB issued FASB Staff Position No. FAS 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, “Disclosure of Information about Capital Structure” apply to all contingently convertible securities and to their potentially dilutive effects on earnings per share (“EPS”), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included in Note 1, “Accounting Policies — Income Per Common Share.” Our 6 ½% debentures are convertible to shares of our common stock; however, the number of shares which they could be converted to is not material to our income per share computation.

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
		(In millions)
Revenues	$864.7	$812.6	$1,636.4	$1,570.6
Direct operating expenses	542.7	512.6	1,030.2	996.2

Gross profit	322.0	300.0	606.2	574.4

Indirect, general and administrative expenses	270.6	252.7	521.5	496.0

Operating income	51.4	47.3	84.7	78.4
Interest expense, net	18.5	21.3	37.5	42.6

Income before taxes	32.9	26.0	47.2	35.8
Income tax expense	13.2	10.4	18.9	14.3

Net income	$19.7	$15.6	$28.3	$21.5

Diluted net income per common share	$.54	$.48	$.78	$.66

Second quarter ended April 30, 2004 compared with April 30, 2003

     Our consolidated revenues were $864.7 million for the quarter ended April 30, 2004, an increase of $52.1 million, or 6.4%, over the amount we reported for the same period last year. As discussed in more detail below, the increase in revenues was primarily due to a higher volume of work for our federal government clients. This increase was partially offset by a decrease in revenues from our private industry clients as discussed in the Results of Operations subsection for the second quarter ended April 30, 2004 compared with April 30, 2003 above.

     Revenues from our federal government clients were approximately $413 million for the second quarter of fiscal year 2004, an increase of $61 million or 17% compared with approximately $352 million for the same period last year. This increase was driven by growth in our defense, operations and maintenance, environmental and facilities, and “research, development, test and evaluation” projects. Although primarily performed in the United States, the increased revenues in defense projects were largely driven by military activities in the Middle East.

     Revenues from our state and local government clients were flat at approximately $170 million for the second quarter of fiscal year 2004, compared with the same period last year. While improvements continue in the state and local government budgets, state and local governments are generally still recovering from last year’s budget crises. Three significant states - California, New York and New Jersey are still facing large budget deficits. Some states are delaying the planning, design and construction of some transportation projects, while others continue to find innovative ways to fund infrastructure projects. However, we continue to benefit from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market – such as K-12 schools, water/wastewater and aviation – where funding is more stable or growing.

     Revenues from our domestic private industry clients were approximately $200 million for the second quarter of fiscal year 2004, a decrease of $30 million or 13%, compared with approximately $230 million for the same period last year. Revenues from our domestic private industry clients continue to be affected by reduced levels of capital spending and cost-cutting measures. These downward trends were partially offset by increases in revenues we generated from the automotive, power and oil and gas sectors and additional Master Services Agreements with large private sector clients. While there are some signs of increased capital spending in sectors named above, in general we have not seen significant increases in major discretionary capital project spending from our private sector clients.

     Revenues from our international clients were approximately $82 million for the second quarter of fiscal year 2004, an increase of $21 million or 35%, compared with approximately $61 million for the same period last year. This increase was primarily due to $13 million of foreign currency exchange fluctuations and $8 million of growth in our surface transportation, oil and gas, and forestry businesses in the Asia/Pacific region and growth in our environmental projects in Europe.

     Our consolidated direct operating expenses for the quarter ended April 30, 2004, which consist of direct labor, subcontractor costs and other direct expenses, increased by $30.1 million, or 5.9%, over the amount we reported for the same period last year. This increase was mainly due to the revenue activities discussed in the preceding paragraphs.

     Our consolidated gross profit was $322.0 million for the quarter ended April 30, 2004, an increase of $22.0 million, or 7.3%, over the amount we reported for the same period last year, reflecting the increase of our revenue volume described previously. However, our gross profit margin percentage also increased from 36.9% during the quarter ended April 30, 2003 to 37.2% for the quarter ended April 30, 2004. The gross profit margin percentage increased primarily because our direct labor costs, which generally bear higher profit margins than our subcontractor costs and other direct expenses, accounted for a higher percentage of our total direct operating expenses during the quarter ended April 30, 2004 (49%), compared with the quarter ended April 30, 2003 (47%).

     Our consolidated IG&A expenses for the quarter ended April 30, 2004 increased by $17.9 million, or 7.1%, over the amount we reported for the same period last year. The increase in IG&A expenses was due to $6.0 million in employee benefit cost increases resulting primarily from higher healthcare costs, $2.2 million in sales and business development expenses and a $2.8 million increase in bad debt expenses. In addition, there was an increase of $8.1 million in internal and external program support and other general and administrative costs resulting from a higher business volume, offset by decreases in legal expenses and utilities.

     Our consolidated net interest expense for the quarter ended April 30, 2004 decreased by $2.8 million due to repayments of our long-term debt and decreases in interest rates.

     Our effective income tax rates for the quarters ended April 30, 2004 and 2003 were both 40%.

     Our consolidated operating income, net income and earnings per share are based on GAAP computed amounts resulting from our revenues and direct and indirect costs as previously described.

Six months ended April 30, 2004 compared with April 30, 2003

     Our consolidated revenues were $1,636.4 million for the six months ended April 30, 2004, an increase of $65.8 million, or 4.2%, over the amount we reported for the same period last year. The increase in revenues was primarily due to a higher volume of work for our federal government clients. This increase was partially offset by a decrease in revenues from our private industry clients. In addition to the factors discussed in the Results of Operations subsection for the second quarter ended April 30, 2004 compared with April 30, 2003 above, increased activity under our growing number of Master Service Agreements helped offset some of the decrease in revenues from our private industry clients.

     A breakdown of the consolidated revenues for the six months ended April 30, 2004 and April 30, 2003 follows:

•	Consolidated revenues from our federal government clients for the six months ended April 30, 2004 were approximately $769 million, an increase of $85 million or 12% compared with approximately $684 million for the same period last year.

•	Consolidated revenues from our state and local government clients for the six months ended April 30, 2004 were flat at approximately $320 million, compared with the same period last year.

•	Consolidated revenues from our domestic private industry clients for the six months ended April 30, 2004 were approximately $395 million, a decrease of $51 million or 11% compared with approximately $446 million for the same period last year.

•	Consolidated revenues from our international clients for the six months ended April 30, 2004 were approximately $153 million, an increase of $32 million or 26% compared with approximately $121 million for the same period last year. This increase was primarily due $19 million of foreign currency exchange fluctuations and $13 million of growth in our surface transportation, oil and gas, and forestry businesses in the Asia/Pacific region and growth in our environmental projects in Europe.

     Our consolidated direct operating expenses for the six months ended April 30, 2004, which consist of direct labor, subcontractor costs and other direct expenses, increased by $34.0 million, or 3.4%, over the amount we reported for the same period last year. This increase was mainly due to the revenue activities discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     Our consolidated gross profit was $606.2 million for the six months ended April 30, 2004, an increase of $31.8 million, or 5.5%, over the amount we reported for the same period last year, reflecting the increase of our revenue volume described previously. However, our gross profit margin percentage also increased from 36.6% during the six months ended April 30, 2003 to 37.0% for the six months ended April 30, 2004. Our gross profit margin percentage increased primarily because our direct labor costs, which generally bear higher profit margins than our subcontractor costs and other direct expenses, accounted for a higher percentage of our total direct operating expenses during the six months ended April 30, 2004 (48%), compared with the six months ended April 30, 2003 (46%).

     Our consolidated IG&A expenses for the six months ended April 30, 2004 increased by $25.5 million, or 5.1%, over the amount we reported for the same period last year. The increase in IG&A expenses was due to $11.7 million in employee benefit cost increases resulting primarily from higher healthcare costs, $4.1 million in sales and business development expenses, $3.6 million in travel expenses, and a $5.6 million increase in bad debt expenses. In addition, there was $9.4 million of internal and external program support and other general and administrative costs resulting from a higher business volume. These increases were partially offset by several items, primarily a $4.8 million decrease in indirect labor resulting from an increase in labor utilization as our employees performed more project-related work.

     Our consolidated net interest expense for the six months ended April 30, 2004 decreased by $5.1 million due to repayments of our long-term debt and decreases in interest rates.

     Our effective income tax rates for the six months ended April 30, 2004 and 2003 were both approximately 40%.

     Our consolidated operating income, net income and earnings per share are based on GAAP computed amounts resulting from our revenues and direct and indirect costs as previously described.

     Our consolidated backlog of signed contracts was $3,934.8 million at April 30, 2004, as compared with $3,661.8 million at October 31, 2003.

Reporting Segments

		Direct		Indirect,
		Operating	Gross	General and	Operating
	Revenues	Expenses	Profit	Administrative	Income (loss)
Three months ended April 30, 2004
URS Division	$581.1	$338.4	$242.7	$197.0	$45.7
EG&G Division	284.4	205.1	79.3	64.9	14.4
Eliminations	(0.8)	(0.8)	—	—	—

	864.7	542.7	322.0	261.9	60.1
Corporate	—	—	—	8.7	(8.7)

Total	$864.7	$542.7	$322.0	$270.6	$51.4

Three months ended April 30, 2003
URS Division	$579.1	$346.8	$232.3	$189.4	$42.9
EG&G Division	233.5	165.8	67.7	55.5	12.2
Corporate	—	—	—	7.8	(7.8)

Total	$812.6	$512.6	$300.0	$252.7	$47.3

Six months ended April 30, 2004
URS Division	$1,108.6	$653.1	$455.5	$378.8	$76.7
EG&G Division	528.8	378.1	150.7	125.7	25.0
Eliminations	(1.0)	(1.0)	—	—	—

	1,636.4	1,030.2	606.2	504.5	101.7
Corporate	—	—	—	17.0	(17.0)

Total	$1,636.4	$1,030.2	$606.2	$521.5	$84.7

Six months ended April 30, 2003
URS Division	$1,115.2	$672.2	$443.0	$367.4	$75.6
EG&G Division	455.4	324.0	131.4	110.6	20.8
Corporate	—	—	—	18.0	(18.0)

Total	$1,570.6	$996.2	$574.4	$496.0	$78.4

Second quarter ended April 30, 2004 compared with April 30, 2003

  URS Division

     The URS Division’s revenues were $581.1 million for the quarter ended April 30, 2004, an increase of $2.0 million, or 0.3%, over the amount we reported in the same period last year. This increase was mainly due to a higher volume of work from our federal government clients, the effect of foreign currency exchange fluctuations and revenue growth from our international businesses. These increases were partially offset by a decrease in revenues from our private industry clients.

     The URS Division’s revenues from our federal government clients were approximately $128 million for the second quarter of fiscal year 2004, an increase of $9 million or 8% compared with approximately $119 million for the same period last year. This increase was driven by our growth in defense and environmental and facilities projects. The growth in these projects was driven by various factors as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     Revenues from our state and local government clients were flat at approximately $170 million for the second quarter of fiscal year 2004, compared with the amount for the same period last year as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     Revenues from our domestic private industry clients were approximately $200 million for the second quarter of fiscal year 2004, a decrease of $30 million or 13%, compared with approximately $230 million for the same period last year. Revenues from our domestic private industry clients continue to be affected by various factors as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     Revenues from our international clients were approximately $82 million for the second quarter of fiscal year 2004, an increase of $21 million or 35%, compared with approximately $61 million for the same period last year. This increase was primarily due to $13 million of foreign currency exchange fluctuations and $8 million of growth in our surface transportation, oil and gas, and forestry businesses in the Asia/Pacific region and growth in environmental projects in Europe.

     The URS Division’s direct operating expenses for the second quarter of fiscal year 2004 decreased by $8.4 million, or 2.4%, from the amount we reported in the same period last year. This decrease was due to a decrease of $14.6 million in total subcontractor and other direct costs, which are comprised of travel, supplies and other incidental project costs, offset by an increase in direct labor of $6.2 million.

     The URS Division’s gross profit was $242.7 million for the second quarter of fiscal year 2004, an increase of $10.4 million, or 4.5%, over the amount we reported for the same period last year, reflecting the increase of our revenue volume described previously. However, our gross profit margin percentage also increased from 40.1% during the quarter ended April 30, 2003 to 41.8% for the quarter ended April 30, 2004. Our gross profit margin percentage increased primarily because our direct labor costs, which generally bear higher profit margins than our subcontractor costs and other direct expenses, accounted for a higher percentage of our total direct operating expenses during the quarter ended April 30, 2004 (47%), compared with the quarter ended April 30, 2003 (44%).

     The URS Division’s IG&A expenses for the second quarter of fiscal year 2004 increased by $7.6 million, or 4.0%, over the amount we reported for the same period last year. This increase was due to $4.8 million in employee benefit cost increases resulting primarily from higher healthcare costs, $2.4 million in sales and business development expenses, and a $2.8 million increase in bad debt expenses, offset by decreases in legal expenses and utilities.

  EG&G Division

     The EG&G Division’s revenues were $284.4 million for the second quarter of fiscal year 2004, an increase of $50.9 million, or 21.8%, over the amount we reported for the same period last year. This increase was due primarily to increased revenues from the growing defense and operations and maintenance markets. The growth in these markets was driven by various factors as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     The EG&G Division’s direct operating expenses for the second quarter of fiscal year 2004 increased by $39.3 million, or 23.7% over the amount we reported for the same period last year. The increase tracked with the factors affecting the EG&G Division’s revenues, as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     The EG&G Division’s gross profit was $79.3 million for the second quarter of fiscal year 2004, an increase of $11.6 million, or 17.1%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to net revenue volume growth from our federal clients, as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     The EG&G Division’s IG&A expenses for the second quarter of fiscal year 2004 increased by $9.4 million, or 16.9%, over the amount we reported for the same period last year. The increase in indirect expenses was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to result in an increase in indirect expenses. Employee fringe benefit expenses increased by approximately $1.1 million and other employee-related expenses, such as travel and recruiting expenses, increased by $1.5 million due to a higher employee headcount used in generating the higher revenue. In addition, there was an increase of $8.1 million in internal and external program support and other general and administrative costs from a higher business volume. Indirect expenses as a ratio of revenues were 22.8% and 23.8% for the second quarters of fiscal year 2004 and 2003, respectively.

Six months ended April 30, 2004 compared with April 30, 2003

  URS Division

     The URS Division’s revenues were $1,108.6 million for the six months ended April 30, 2004, a decrease of $6.6 million or 0.6% from the amount we reported in the same period last year. This decrease was mainly due to decreases in revenues from our private industry clients, partially offset by revenue growth from our federal government clients, the effect of foreign currency exchange fluctuations and revenue growth from our international business.

     The URS Division’s revenues from our federal government clients were approximately $240 million for the six months ended April 30, 2004, an increase of $11 million or 5% compared with approximately $229 million for the same period last year. This increase was driven by our growth in defense and environmental and facilities projects. The growth in these projects were driven by various factors, as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     Revenues from our state and local government clients were flat at approximately $320 million for the six months ended April 30, 2004, compared with the amount for the same period last year. As discussed above in the Result of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003, while there are improvements in the state and local government budgets, some states are still facing large budget deficits.

     Revenues from our domestic private industry clients were approximately $395 million for the six months ended April 30, 2004, a decrease of $51 million or 11%, compared with approximately $446 million for the same period last year. Revenues from our domestic private industry clients continue to be affected by various factors, as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     Revenues from our international clients were approximately $153 million for the six months ended April 30, 2004, an increase of $32 million or 26%, compared with approximately $121 million for the same period last year. This increase was primarily due to $19 million of foreign currency exchange fluctuations and $13 million of growth in our surface transportation, power, oil and gas, and forestry businesses in the Asia/Pacific region and growth in environmental projects in Europe.

     The URS Division’s direct operating expenses for the six months ended April 30, 2004 decreased by $19.1 million, or 2.8%, from the amount we reported in the same period last year. This decrease was due to a decrease of $29.4 million in total subcontractor and other direct costs, which are comprised of travel, supplies and other incidental project costs, offset by an increase in direct labor of $10.3 million.

     The URS Division’s gross profit was $455.5 million for the six months ended April 30, 2004, an increase of $12.5 million, or 2.8%, over the amount we reported for the same period last year, reflecting the increase of our revenue volume described previously. However, our gross profit margin percentage also increased from 39.7% during the six months ended April 30, 2003 to 41.1% for the six months ended April 30, 2004. Our gross profit margin percentage increased primarily because our direct labor costs, which generally bear higher profit margins than our subcontractor costs and other direct expenses, accounted for a higher percentage of our total direct operating expenses during the six months ended April 30, 2004 (46%), compared with the six months ended April 30, 2003 (43%).

     The URS Division’s IG&A expenses for the six months ended April 30, 2004 increased by $11.4 million, or 3.1%, over the amount we reported for the same period last year. This increase was due to $7.9 million in employee benefit cost increases resulting primarily from higher healthcare costs, $4.5 million in sales and business development expenses resulting from increased sales and proposal activities, and a $5.6 million increase in bad debt expenses. These increases were offset by several items, including a $1.6 million decrease in utilities, a $1.4 million decrease in legal expenses and a $2.8 million decrease in indirect labor resulting from an increase in labor hours chargeable to contracts as our employees performed more project-related work.

  EG&G Division

     The EG&G Division’s revenues were $528.8 million for the six months ended April 30, 2004, an increase of $73.4 million, or 16.1%, over the amount we reported for the same period last year. This increase was due to increased revenues from the growing defense and operations and maintenance markets. The growth in these markets was driven by various factors, as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     The EG&G Division’s direct operating expenses for the six months ended April 30, 2004 increased by $54.1 million, or 16.7%, over the amount we reported for the same period last year. The increase tracked with the factors affecting the EG&G Division’s revenues, as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     The EG&G Division’s gross profit was $150.7 million for the six months ended April 30, 2004, an increase of $19.3 million, or 14.7%, over the amount we reported for the same period last year. The increase in gross profit was primarily due to net revenue volume growth from our federal clients, as discussed above in the Results of Operations Consolidated subsection for the second quarter ended April 30, 2004 compared with April 30, 2003.

     The EG&G Division’s IG&A expenses for the six months ended April 30, 2004 increased by $15.1 million, or 13.7%, over the amount we reported for the same period last year. The increase in indirect expenses was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to result in an increase in indirect expenses. Employee fringe benefit expenses increased by approximately $6.1 million and other employee-related expenses, such as travel and recruiting expenses, increased by $2.4 million due to the higher employee headcount used in generating the higher revenue. In addition, there was a $9.4 million increase in internal and external program support and other general and administrative costs resulting from a higher business volume. Indirect expenses as a ratio of revenues were 23.8% and 24.3% for the six months ended April 30, 2004 and 2003, respectively. These increases were offset by a $2.8 million decrease in indirect labor costs resulting from an increase in labor hours chargeable to contracts as our employees performed more project-related work.

Liquidity and Capital Resources

	Six Months Ended April 30,
	2004	2003
	(In millions)
Cash flows provided by operating activities	$38.7	$72.8
Cash flows used by investing activities	(10.2)	(9.5)
Cash flows provided (used) by financing activities	177.9	(53.1)
Proceeds from common stock offering, net of related expenses	204.3	—

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

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Legal and contractual restrictions as well as the financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them.

•	Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of April 30, 2004 and has deemed it to be adequate; however, while the general economy is improving, the economic downturn over the past few years may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.

Operating Activities

     The decrease in cash flows from operations for the six months ended April 30, 2004, compared with the same period last year, was attributable to the following factors:

•	Cash collections were unusually high during the first six months of fiscal year 2003 as a result of collecting a backlog of outstanding receivables caused by the conversion of one of our legacy accounting systems in August 2002. The conversion caused a delay in billings and collections in fiscal year 2002. A significant portion of the outstanding accounts receivables was collected by the end of April 30, 2003; therefore, cash flows generated from the change in accounts receivable and cost and accrued earnings in excess of billings on contracts in progress were lower for the six months ended April 30, 2004 compared with the same period last year;

•	The timing of our income tax payments.

Investing Activities

     As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the second quarter of fiscal year 2004 and 2003, were $5.5 million and $8.6 million, respectively.

Financing Activities

     During the six months ended April, 30 2004, we repaid approximately $29.0 million on our Credit Facility, repaid $1.7 million payments on note payables, repaid $7.3 million on capital lease obligations, and retired the $6.5 million outstanding balance of our 8 5/8% senior subordinated debentures. In addition, we borrowed $5.5 million under capital lease obligations for equipment purchases and $1.9 million from notes payable and paid $1.9 million for financing fees as a result of amending our Credit Facility.

     On April 7, 2004, we sold an aggregate of 7,500,000 shares of our common stock through an underwritten public offering. We granted the underwriters the right to purchase up to an additional 1,125,000 shares of our common stock to cover over-allotments (the “over-allotment shares”). On April 22, 2004, the underwriters exercised their option to purchase 601,900 of the over-allotment shares. The offering price of our common stock was $26.50 per share and the total offering proceeds to us was $204.3 million, net of underwriting discounts and commissions and other offering related expenses of $10.5 million.

     We used the net proceeds from this common stock offering plus the borrowings under our Credit Facility and cash available on hand to redeem $70 million of our 11½% notes and $110 million of our 12¼% notes on May 14, 2004. On June 2, 2004, we redeemed another $50 million of our 12¼% notes, leaving an outstanding balance of $40 million. We are redeeming an additional $20 million of our 12¼% notes in the third quarter of our fiscal year 2004, leaving an outstanding balance of $20 million. As a result of the aforementioned redemptions, we will recognize a pre-tax charge of approximately $27 million during the third quarter of our fiscal year 2004 due to the write-off of $8 million in unamortized financing fees, issuance costs and discounts and payments totally $19 million in call premiums.

     Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of April 30, 2004.

		Principal Payments Due by Period
Contractual Obligations		Less Than			After 5
(Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years
			(In thousands)
As of April 30, 2004:
Senior Secured Credit Facility:
Term loan A	$83,610	$5,230	$60,292	$18,088	$—
Term loan B	245,198	—	5,030	240,168	—
Line of Credit	—	—	—	—	—
11½% senior notes (1), (7)	200,000	—	—	—	200,000
12¼% senior subordinated notes (8)	200,000	—	—	—	200,000
6½% convertible subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	38,061	13,676	18,683	5,702	—
Notes payable and other indebtedness	10,986	4,833	6,120	33	—

Total debt	779,653	23,739	90,125	263,991	401,798
Operating lease obligations (2)	361,180	72,092	119,464	90,919	78,705

Total contractual obligations	$1,140,833	$95,831	$209,589	$354,910	$480,503

				Remaining
	Total	Total Committed to	Amount	Amount
Other Commitments	Commitment	Letters Of Credit	Drawn	Available
		(In thousands)
As of April 30, 2004:
Revolving line of credit (3)	$200,000	$69,530	$—	$130,470
Guarantee to joint venture (4)	$6,500	—	—	—
Indemnity agreement to joint venture partner (5)	$25,000	—	—	—
Funding requirement(6)	$5,931	—	—	—

(1)	Amounts shown exclude remaining original issue discounts of $3.6 million and $20,000 for our 11½% notes and our 6½% debentures, respectively.

(2)	These operating leases are predominantly real estate leases.

(3)	Reflects the revolving line of credit under our Credit Facility and amounts committed to standby letters of credit as of April 30, 2004.

(4)	Amounts guaranteed in favor of Wachovia Bank, N.A. pursuant to the EC III, LLC (a 50%-owned unconsolidated joint venture) credit line facility, in a principal amount not to exceed $6.5 million.

(5)	An indemnity agreement in relation to general and administrative services provided to JT3, LLC (a 50%-owned joint venture). The agreement covers any potential losses and damages, and liabilities associated with lawsuits, in an amount not to exceed $25.0 million.

(6)	We expect to make cash contributions of approximately $5.8 million and $0.2 million for fiscal year 2004 to EG&G’s defined benefit pension plan and post-retirement medical plan, respectively.

(7)	On May 14, 2004, we redeemed $70 million of our 11½% notes by using the net proceeds from our common stock offering. See further discussion at 11½% notes section below.

(8)	On May 14, 2004 and June 2, 2004, we redeemed $110 million and $50 million, respectively, of our 12¼% notes by using the net proceeds from our common stock offering, borrowings from our Credit Facility and available cash on hand. We expect to redeem an additional $20 million of our 12¼% notes in the third quarter of fiscal year 2004, leaving an outstanding balance of $20 million. See further discussion at 12¼% notes section below.

     Our Senior Secured Credit Facility (“Credit Facility”). Our Credit Facility originally consisted of a $125.0 million Term Loan A, a $350.0 million Term Loan B, and a $200.0 million revolving line of credit. As of April 30, 2004, we had outstanding $328.8 million in principal amount under the term loan facilities. We did not have any amount drawn on the revolving line of credit and had outstanding standby letters of credit aggregating to $69.5 million, reducing the amount available to us under our revolving credit facility to $130.5 million.

     We have amended our Credit Facility on five separate occasions. The January 30, 2003 amendment provided us with increased maximum leverage ratios through April 30, 2004. As a result of the amendment, our required leverage ratio range increased from 3.75:1-4.00:1 to 3.75:1-4.50:1. In addition, the interest rates were increased by 0.25% on our Credit Facility. The amendment also provided that if we achieved the original leverage ratio of 3.90:1 or less for fiscal year 2003, our amended interest rates would revert to the original interest rates. As we achieved the original leverage ratio in fiscal year 2003, the amended interest rates were reduced by 0.25%, to the original interest rates, on January 26, 2004. The November 6, 2003 amendment enabled us to repurchase and redeem our outstanding notes with the proceeds of an equity issuance or cash. The December 16, 2003 amendment reduced the interest rates on the Term Loan B. The March 29, 2004 amendment increased the amount of the net proceeds of an equity offering that could be used to repurchase or redeem our 11½% notes, 12¼% notes, and/or 6½% debentures. In addition, this amendment permits us to incur unsecured debt and/or use our revolving line of credit to repurchase or redeem our 11½% notes, 12¼% notes, and/or 6½% debentures, if we can achieve a leverage ratio of less than 2.50 after giving effect to the transaction. The June 4, 2004 amendment reduced our interest rates on our revolving line of credit, Term Loan A and Term Loan B, increased the credit limit on our revolving line of credit and increased the outstanding amount of our Term Loan B.

     As of April 30, 2004, we were in compliance with all of our Credit Facility covenants.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     11½% Senior Notes (“11½% notes”). We issued $200.0 million in aggregate principal amount of the 11½% notes due 2009 for proceeds, net of $4.7 million of original issue discount, of $195.3 million. Our 11½% notes remained outstanding as of April 30, 2004 and October 31, 2003. Interest on our 11½% notes is payable semi-annually in arrears on March 15 and September 15 of each year. Our 11½% notes are effectively subordinate to our Credit Facility and senior to our 12¼% notes and our 6½% debentures described below. On May 14, 2004, we redeemed $70 million of our 11½% notes at 111.5% of the principal amount using the proceeds we received from our public common stock offering, leaving an outstanding balance of $130 million.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     12¼% Senior Subordinated Notes (the “12¼% notes”). We issued $200.0 million in aggregate principal amount of the 12¼% notes due 2009. Our 12¼% notes remained outstanding as of April 30, 2004 and October 31, 2003. Interest on our 12¼% notes is payable semi-annually in arrears on May 1 and November 1 of each year. Our 12¼% notes are effectively subordinate to our Credit Facility and our 11½% notes. On May 14, 2004, we redeemed $110 million of our 12¼% notes at 106.125% of the principal amount using the proceeds we received from our public common stock offering. On June 2, 2004, we redeemed an additional $50 million of our 12¼% notes at 106.125% of the principal amount using borrowings from our Credit Facility and available cash on hand, leaving an outstanding balance of $40 million. We expect to redeem an additional $20 million of our 12¼% notes in the third quarter of fiscal year 2004, leaving an outstanding balance of $20 million.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     8 5/8% Senior Sub ordinated Debentures (the “8 5/8% debentures”). On January 15, 2004, we retired the entire outstanding balance of $6.5 million of our 8 5/8% debentures.

     See further discussion at Note 6, “Current and Long-Term Debt,” to our “Consolidated Financial Statements” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     6½% Convertible Subordinated Debentures (the “6½% debentures”). As of April 30, 2004 and October 31, 2003, we owed $1.8 million on our 6½% debentures due 2012.

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

     Our average daily revolving line of credit balances for the three-month periods ended April 30, 2004 and 2003 were $24.3 million and $27.4 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended April 30, 2004 and 2003 were $55.0 million and $63.1 million, respectively. Our average daily revolving line of credit balances for the six-month periods ended April 30, 2004 and 2003 were $15.7 million and $36.2 million, respectively. The maximum amounts outstanding at any one point in time during the six-month periods ended April 30, 2004 and 2003 were $55.0 million and $70.0 million, respectively.

     As of April 30, 2004 and 2003, we did not have any outstanding balance under our revolving line of credit. The effective average interest rates paid on the line of credit were approximately 5.8% and 6.1% during the second quarters ended April 30, 2004 and 2003, respectively.

     Notes payable, foreign credit lines and other indebtedness. As of April 30, 2004 and October 31, 2003, we had outstanding amounts of $11.0 million and $10.9 million in notes payable and foreign lines of credit, respectively. Notes payable primarily include notes used as our financing vehicle to purchase office equipment, computer equipment and furniture. These notes have three-year to five-year terms with interest rates ranging from approximately 4% to 7%.

     We maintain foreign lines of credit, which are collateralized by assets of foreign subsidiaries. As of April 30, 2004 and October 31, 2003, we had $3.0 million and $2.8 million available under these foreign lines of credit, respectively.

     Capital Leases. As of April 30, 2004, we had $38.0 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.

     Operating Leases. As of April 30, 2004, we had approximately $361.2 million in obligations under our operating leases, consisting primarily of real estate leases.

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

     Financing Alternatives. We frequently evaluate alternative capital structures and consider the potential benefits of various financing strategies, including both debt and equity vehicles. We expect to continue to pursue opportunities to improve our capital structure when opportunities arise.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the second quarter of fiscal year 2004, we did not enter into any interest rate derivatives due to our current percentage of fixed interest rate debt and to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

     Enterprise Resource Program (“ERP”). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and convert to a new ERP system. As of June 1, 2004, approximately 60% of our total revenues are processed on this new ERP system. We expect to covert the remaining URS Division’s legacy systems over the next 18 months. We are still considering the impact of a potential conversion of the EG&G Division’s accounting system to the ERP system.

     The capitalized costs of implementing our new ERP system, including hardware, software licenses, consultants and internal staffing costs will be approximately $65.0 million, excluding the potential costs associated with the conversion of the EG&G Division’s ERP system. As of April 30, 2004, we had capitalized costs of approximately $58.4 million for this project, with the remaining costs to be incurred through fiscal year 2005. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

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

     In response to reduced revenues caused by the recent economic downturn, our clients may cut costs, or delay, curtail or cancel proposed and existing projects. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our clients may also demand better pricing terms. In addition, the economic downturn may impact our clients’ ability to pay our bills and our ability to collect cash from our clients needed to fund our business operations. Although some economic fundamentals have been improving, our business generally lags the overall recovery in the economy and therefore we do not know whether or when any improving economic indicators will positively affect our revenues and profits. If the economic downturn continues or worsens, then our revenues, profits and overall financial condition may deteriorate.

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

     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, Services Contract Act, and Department of Defense security regulations, as well as many other rules and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose added costs to our business operations. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

Most of our revenues generated from government contracts are awarded through a regulated competitive procurement process. Our inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

     Most of our revenues generated from government contracts are awarded through a regulated competitive procurement process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under the government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

A negative government audit or investigation could result in a substantial adjustment to our revenues and costs, which could impair our reputation and result in civil and criminal penalties.

     Government agencies, such as the United States Defense Contract Audit Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or investigation that costs were improperly allocated to specific contracts, we may not be reimbursed for these costs, or if we have already been reimbursed, we may be required to refund these reimbursements. Therefore, an audit could result in substantial adjustments to our revenues and costs. In addition, our internal controls may not always prevent improper conduct. If a government agency determines that we or a subcontractor engaged in improper conduct, we may also be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition and results of operations. In addition, we could suffer serious harm to our reputation.

Unexpected termination of our book of business could harm our operations and adversely affect our future revenues.

     We account for all contracts awards that may be recognized as revenues as our book of business, which includes backlog, designations, option years and indefinite delivery contracts. Our backlog consists of the amount billable at a particular point in time for future services under signed contracts. Our designation contracts consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our indefinite delivery contracts are signed contracts under which we perform work only when our client issues specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under indefinite delivery contracts. Unexpected termination of a substantial portion of our book of business could harm our operations and adversely affect our future revenues.

If we are unable to accurately estimate the overall risks, revenues or costs on a contract, then we may generate a lower profit or incur a loss on the contract.

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

     We may guarantee to our client that we will complete a project by a scheduled date. We also may sometimes guarantee that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or to achieve the required performance standards. In some cases, should we fail to meet required performance standards, we may also be subject to agreed upon damages, which are fixed in amount by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project.

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

     We sometimes perform projects jointly with outside partners in order to enter into subcontracts, joint ventures and other contractual arrangements so that we can jointly bid on and execute a particular project. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and risk of loss or reduced profit on the project.

Our substantial indebtedness could adversely affect our financial condition.

     As of April 30, 2004, we had $776.0 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

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

     Our Credit Facility and our indentures relating to our outstanding notes and our other outstanding indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and make distributions to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our Credit Facility or our outstanding indebtedness;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates;

•	sell or exchange assets;

•	acquire the assets of, or merge or consolidate with, other companies;

•	pledge assets that would result in less security for our debt holders; and

•	imposes restrictions on our ability to make capital expenditures.

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

     Various legal proceedings are pending against us and certain of our subsidiaries alleging among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which can not be predicted with certainty. In some actions, parties are seeking damages that exceed our insurance coverage or are not insured. Our services may require us to make judgments and recommendations about environmental, structural and other physical conditions at project sites. If our judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. If we sustain damages that exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity, financial condition and results of operations.

It may be expensive to obtain and maintain adequate insurance coverage to meet our needs.

     We contract for insurance from third parties to cover our potential risks and liabilities. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want or may not be able to acquire any insurance for certain types of business risk. This could leave us exposed to potential claims. If we were found liable for a significant uninsured claim in the future that is not covered by our insurance, our operating results could be negatively impacted.

A general decline in U.S. defense spending could harm our operations and adversely affect our future revenues.

     Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented approximately 34% our total revenues for the six months ended April 30, 2004. While spending authorization for defense-related programs have increased significantly in recent years due to greater homeland security and foreign military commitments and a general outsourcing trend by the federal government to outsource government jobs to the private sector, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Therefore, a general decline in United States defense spending could harm our operations and adversely affect our future revenues.

Our overall market share will decline if we are unable to compete successfully in our industry.

     We operate in a highly fragmented and competitive worldwide market in our service areas. As a result, we compete with many domestic and international engineering and consulting firms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we compete. In addition, some of our competitors have substantially more financial resources and/or financial flexibility than we do. Furthermore, the engineering design services market has been undergoing consolidation, particularly in the United States. If our competitors consolidate, they will likely increase their market share and gain economies of scale that enhance their ability to compete with us. These competitive forces could have a material adverse effect on our business, financial condition and results of operations by reducing our relative share in the markets we serve.

Ownership of our common stock is concentrated among stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

     As of April 30, 2004, our officers and directors and their affiliates beneficially owned approximately 20% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

We rely heavily on our senior management and our professional and technical staff. Any failure to attract and retain key employees could impair our ability to provide services to our clients and otherwise conduct our business effectively.

     As a professional and technical services company, we are labor intensive and therefore our ability to attract, retain and expand our senior management and our professional and technical staff remains an important factor in determining our future success. From time to time it may be difficult to attract and retain qualified individuals with the expertise demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have government security clearances. In addition, we rely heavily upon the expertise and leadership of our senior management. The failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Proposed changes in accounting for equity-related compensation could significantly reduce our net income and our ability to attract and retain employees.

     The FASB has proposed changes in accounting for equity compensation by issuing an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95 on March 31, 2004, which, if adopted, would require us to recognize, as an expense, the fair value of stock options and other equity-related compensation to employees. If we elect or are required to record an expense for our equity-related compensation plans using the fair value method, we could have significant and ongoing accounting charges that could reduce our overall net income. In addition, since we historically have used equity-related compensation as one component of our total employee compensation program, the proposed accounting change could make the use of equity-related compensation less attractive and therefore make it more difficult to attract and retain employees.

Our international operations are subject to a number of risks that could harm our operations and adversely affect our future revenues.

     As a multinational company, we have operations in over 20 countries and derived approximately 9% and 8% of our revenues from international operations for the six months ended April 30, 2004 and 2003, respectively. International business is subject to a variety of special risks, including:

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

Our business activities may require our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

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

     We are continuing to integrate a new company-wide accounting and project management software system. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our customers and collect cash in a timely manner. Our current consideration to integrate the EG&G Division’s accounting systems with our ERP system may further complicate implementation of the new system as it may require a system modification to support the EG&G Division’s business requirements.

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

     As of April 30, 2004, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

Failure to integrate acquired businesses or assets successfully will prevent us from achieving the anticipated cost savings and other benefits on which our decision to consummate any acquisition would have been based.

     We have completed five significant acquisitions since 1996 and we may continue to pursue growth through the selective strategic acquisitions of businesses and assets. However, we will only achieve the efficiencies, cost reductions and other benefits, such as diversification of our current portfolio of clients and services, which we would expect to result from these acquisitions if we successfully integrate the administrative, financial, technical and marketing organizations of acquired businesses and assets, and implement appropriate operations, financial and management systems and controls. We may have insufficient management resources to accomplish integrations, and even if we are able to do so successfully, we may not realize the level of cost savings and other benefits that we expect to achieve.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $328.8 million under our Credit Facility at April 30, 2004, if market rates averaged 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $2.0 million. Conversely, if market rates averaged 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $2.0 million.

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

     (b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 5 of the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Stock Repurchases

          The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of our common stock shares during each month within the second quarter of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

(c) Total Number
			of Shares	(d) Maximum Number (or
	(a) Total		Purchased as Part	Approximate Dollar
	Number of	(b) Average	of Publicly	Value) of Shares that May
	Shares	Price Paid	Announced Plans	Yet be Purchased Under
Period	Purchased (1)	per Share	or Programs	the Plans or Programs
Feb. 1, 2004 – Feb. 29, 2004	12,770	$27.70	—	—
Mar. 1, 2004 – Mar. 31, 2004	411	$29.86	—	—
Apr. 1, 2004 – Apr. 30, 2004	—	—	—	—

(1)	Amounts consist of common stock repurchased from a stockholder, pursuant to Rule 13e-4(h)(5) of the Exchange Act and stock-for-stock exchanges for payments of exercise cost and withholding taxes upon exercises of stock options or vesting of restricted stocks.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held on March 23, 2004, the following proposals were adopted by the margins indicated:

1.	The stockholders approved the election of the following directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death or resignations.

	Number of Shares
	For	Withheld
H. Jesse Arnelle	29,106,054	2,725,037
Richard C. Blum	28,522,334	3,308,757
Armen Der Marderosian	28,856,997	2,974,094
Mickey P. Foret	28,830,459	3,000,632
Martin M. Koffel	29,081,897	2,749,194
Richard B. Madden	29,081,872	2,749,219
General Joseph W. Ralston, USAF (Ret.)	29,123,135	2,707,956
John D. Roach	28,829,709	3,001,382
William D. Walsh	28,813,306	3,017,785

2.	The stockholders approved an amendment to the URS Corporation Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares.

Number of Shares
For	28,379,497
Against	3,432,516
Abstain	19,078
Broker Non-Votes	0

3.	The stockholders re-approved the URS Corporation Incentive Compensation Plan.

Number of Shares
For	31,032,299
Against	767,751
Abstain	31,041
Broker Non-Votes	0

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed herewith:

3.1	Certificate of Amendment of Certificate of Incorporation of URS Corporation, as amended March 24, 2004. FILED HEREWITH.

10.1	Fourth Amendment to the Credit Agreement, dated as of March 29, 2004, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent. FILED HEREWITH.

10.2	Fifth Amendment to the Credit Agreement, dated as of June 4, 2004, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent. FILED HEREWITH.

10.3	Form of Officer Indemnification Agreement dated as of March 23, 2004, between URS Corporation and each of Kent P. Ainsworth, Thomas W. Bishop, Reed N. Brimhall, Gary V. Jandegian, Susan B. Kilgannon, Joseph Masters, George R. Melton, David C. Nelson, Olga Perkovic, Irwin L. Rosenstein and Mary E. Sullivan. FILED HEREWITH.

10.4	Form of Director Indemnification Agreement dated as of March 23, 2004, between URS Corporation and each of H. Jesse Arnelle, Richard C. Blum, Armen Der Marderosian, Mickey P. Foret, Martin M. Koffel, Richard B. Madden, General Joseph W. Ralston, USAF (Ret.), John D. Roach and William D. Walsh. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

(b) Reports on Form 8-K

     We filed the following reports on Form 8-K during the quarter ended April 30, 2004:

•	Report on Form 8-K, dated March 15, 2004, relating to our earnings release for our first quarter of fiscal year 2004.

•	Report on Form 8-K, dated April 7, 2004, relating to our underwriting agreement with Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

•	Report on Form 8-K, dated April 27, 2004, relating to the legality of the over-allotment shares issued and sold to the underwriters.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated June 14, 2004	URS CORPORATION
/s/ Kent P. Ainsworth

Kent P. Ainsworth
Executive Vice President,
Chief Financial Officer and Secretary

Exhibit No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation of URS Corporation, as amended March 24, 2004.

10.1	Fourth Amendment to the Credit Agreement, dated as of March 29, 2004, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent.

10.2	Fifth Amendment to the Credit Agreement, dated as of June 4, 2004, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent.

10.3	Form of Officer Indemnification Agreement dated as of March 23, 2004, between URS Corporation and each of Kent P. Ainsworth, Thomas W. Bishop, Reed N. Brimhall, Gary V. Jandegian, Susan B. Kilgannon, Joseph Masters, George R. Melton, David C. Nelson, Olga Perkovic, Irwin L. Rosenstein and Mary E. Sullivan.

10.4	Form of Director Indemnification Agreement dated as of March 23, 2004, between URS Corporation and each of H. Jesse Arnelle, Richard C. Blum, Armen Der Marderosian, Mickey P. Foret, Martin M. Koffel, Richard B. Madden, General Joseph W. Ralston, USAF (Ret.), John D. Roach and William D. Walsh.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.