Form 10-Q
period 2004-07-31
URS CORP /NEW/
filed 2004-09-09
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2004
Common Stock, $.01 par value	43,498,942

URS CORPORATION AND SUBSIDIARIES

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue and earnings projections, our future cash contributions to our retirement plans, the future maintenance of our insurance coverage, future outcomes of our legal proceedings, our guarantees and debt service obligations, our future debt redemptions, our future capital resources, our future ability to collect cash from our clients, our future accounting and project management conversion and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: the recent economic downturn; our inability to comply with government regulations; changes in our book of business; our dependence on government appropriations and procurements; our ability to profitably execute our contracts; our leveraged position; our ability to service our debt; liability for pending and future litigation; changes in the law; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with international operations; our ability to successfully integrate our accounting and project management software; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 29, Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 42, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I. FINANCIAL INFORMATION:
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets July 31, 2004 and October 31, 2003	2
Consolidated Statements of Operations and Comprehensive Income Three months and nine months ended July 31, 2004 and 2003	3
Consolidated Statements of Cash Flows Nine months ended July 31, 2004 and 2003	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	51
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Submission of Matters to a Vote of Security Holders	53
Item 5. Other Information	53
Item 6. Exhibits	53
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 4.3
EXHIBIT 4.4
EXHIBIT 4.5
EXHIBIT 4.6
EXHIBIT 4.7
EXHIBIT 4.8
EXHIBIT 4.9
EXHIBIT 4.10
EXHIBIT 4.11
EXHIBIT 4.12
EXHIBIT 4.13
EXHIBIT 4.14
EXHIBIT 4.15
EXHIBIT 4.16
EXHIBIT 4.17
EXHIBIT 4.18
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,474	$15,508
Accounts receivable, including retainage of $44,190 and $42,617, respectively	542,490	525,603
Costs and accrued earnings in excess of billings on contracts in process	391,151	393,670
Less receivable allowances	(34,973)	(33,106)

Net accounts receivable	898,668	886,167

Deferred income taxes	16,095	13,315
Prepaid expenses and other assets	23,967	24,675

Total current assets	977,204	939,665
Property and equipment at cost, net	147,019	150,553
Goodwill, net	1,004,680	1,004,680
Purchased intangible assets, net	9,031	11,391
Other assets	53,061	61,323

	$2,190,995	$2,167,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,193	$23,885
Accounts payable and subcontractor payable, including retainage of $12,271 and $7,409, respectively	164,562	172,500
Accrued salaries and wages	149,784	125,774
Accrued expenses and other	73,866	86,874
Billings in excess of costs and accrued earnings on contracts in process	73,514	83,002

Total current liabilities	506,919	492,035
Long-term debt	522,668	788,708
Deferred income taxes	55,552	55,411
Deferred compensation and other	68,281	66,385

Total liabilities	1,153,420	1,402,539

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common shares, par value $.01; authorized 100,000 shares; 43,493 and 33,668 shares issued, respectively; and 43,441 and 33,616 shares outstanding, respectively	434	336
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	723,070	487,824
Accumulated other comprehensive income (loss)	637	(906)
Retained earnings	313,721	278,106

Total stockholders’ equity	1,037,575	765,073

	$2,190,995	$2,167,612

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME -
UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenues	$838,150	$778,045	$2,474,528	$2,348,633
Direct operating expenses	529,381	485,177	1,559,559	1,481,340

Gross profit	308,769	292,868	914,969	867,293

Indirect, general and administrative expenses	284,708	244,060	806,208	740,050

Operating income	24,061	48,808	108,761	127,243
Interest expense, net	11,881	20,332	49,396	62,913

Income before taxes	12,180	28,476	59,365	64,330
Income tax expense	4,880	11,390	23,750	25,730

Net income	7,300	17,086	35,615	38,600
Other comprehensive income:
Foreign currency translation adjustments	280	272	1,543	3,178

Comprehensive income	$7,580	$17,358	$37,158	$41,778

Net income per common share:
Basic	$.17	$.52	$.95	$1.19

Diluted	$.17	$.52	$.91	$1.18

Weighted-average shares outstanding:
Basic	43,052	32,704	37,659	32,509

Diluted	44,173	33,207	38,942	32,730

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
(In thousands)

	Nine Months Ended
	July 31,
	2004	2003
Cash flows from operating activities:
Net income	$35,615	$38,600

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,473	33,010
Amortization of financing fees	5,304	5,553
Costs incurred for extinguishment of debt	27,393	—
Provision for doubtful accounts	9,725	4,462
Deferred income taxes	(2,639)	(1,000)
Stock compensation	2,076	3,665
Tax benefit of stock options	3,970	161
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(22,226)	66,328
Prepaid expenses and other assets	(508)	(4,202)
Accounts payable, accrued salaries and wages and accrued expenses	3,078	(25,821)
Billings in excess of costs and accrued earnings on contracts in process	(9,488)	5,961
Deferred compensation and other	1,896	2,598
Other, net	1,477	5,180

Total adjustments and changes	51,531	95,895

Net cash provided by operating activities	87,146	134,495

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases	(15,685)	(14,307)

Net cash used by investing activities	(15,685)	(14,307)

Cash flows from financing activities:
Long-term debt principal payments	(287,967)	(82,971)
Long-term debt borrowings	26,494	104
Net borrowings (payments) under the line of credit	16,714	(27,259)
Capital lease obligation payments	(11,165)	(13,366)
Short-term note borrowings	1,540	1,211
Short-term note payments	(1,531)	(1,385)
Proceeds from common stock offering, net of related expenses	204,286	—
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	25,009	9,053
Call premiums paid for debt extinguishment	(19,075)	—
Payments for financing fees	(2,800)	—

Net cash used by financing activities	(48,495)	(114,613)

Net increase in cash	22,966	5,575
Cash and cash equivalents at beginning of period	15,508	9,972

Cash and cash equivalents at end of period	$38,474	$15,547

Supplemental information:
Interest paid	$55,471	$48,209

Taxes paid	$31,580	$14,181

Equipment acquired through capital lease obligations	$9,378	$13,486

Conversion of Series D preferred stock to common stock	$—	$46,733

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1. ACCOUNTING POLICIES

Overview

     The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for surface transportation, air transportation, rail transportation, industrial process, facilities and logistics support, water/wastewater treatment, hazardous waste management, and military platforms support. Headquartered in San Francisco, we operate in over 20 countries with approximately 27,000 employees providing engineering and technical services to federal, state and local governmental agencies as well as private industry clients in the chemical, manufacturing, pharmaceutical, forest product, mining, oil, gas, and utility industries.

     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the accounts of our wholly-owned subsidiaries. In order to bid, negotiate and execute projects, we may form joint ventures with third parties. Unconsolidated joint ventures are accounted for using the equity method. We consolidate our proportionate share of revenues, direct operating expenses and gross profits generated by joint ventures related to construction activities. Total joint venture revenues, direct operating expenses and gross profit are included in the Consolidated Statements of Operations and Comprehensive Income for all other consolidated joint ventures. All significant intercompany transactions and accounts have been eliminated in consolidation.

     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. The results of operations for the nine months ended July 31, 2004 are not necessarily indicative of the operating results for the full year or for future years.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Income Per Common Share

     Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all potentially dilutive shares of common stock that were outstanding during the period. Potentially dilutive shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options. Diluted income per share is computed by dividing net income by the sum of the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator — Basic
Net income	$7,300	$17,086	$35,615	$38,600

Denominator — Basic
Weighted-average common stock outstanding	43,052	32,704	37,659	32,509

Basic income per share	$.17	$.52	$.95	$1.19

Numerator — Diluted
Net income	$7,300	$17,086	$35,615	$38,600

Denominator — Diluted
Weighted-average common stock outstanding	43,052	32,704	37,659	32,509
Effect of dilutive securities
Stock options	1,121	503	1,283	221

	44,173	33,207	38,942	32,730

Diluted income per share	$.17	$.52	$.91	$1.18

     Our 6½% Convertible Subordinated Debentures (“6½% debentures”) are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. However, the effect of the assumed conversion of the 6½% debentures was not included in our computation of diluted income per share because it would be anti-dilutive.

     The following outstanding stock options were not included in our computation of diluted income per share because the exercise price of those options was greater than the average market value of the shares of our common stock in the periods presented.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
	(In thousands)
Number of stock options where exercise price exceeds average price	1,122	2,773	52	3,932

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Stock-Based Compensation

     We account for stock issued to employees and outside directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost is measured based on the excess, if any, of the market price of our common stock over the exercise price of a stock option, determined on the date the option is granted.

     Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires disclosure of pro forma results on an interim basis as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

     We continue to apply APB 25 and related accounting interpretations for our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Plans”). All of our options are awarded with an exercise price that is equal to the market price of our common stock on the date of the grant and accordingly, no compensation cost has been recognized in connection with options granted under the Plans. For disclosures required by SFAS 123, we use the Black-Scholes option pricing model to calculate the estimated stock option compensation expense based on the fair value of stock options granted and the following assumptions.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Risk-free interest rates	4.46%-4.53%	3.20%-3.72%	3.80%-4.53%	3.20%-4.05%
Expected life	7.39 years	7.5 years	7.39 years	7.5 years
Volatility	46.27%	47.93%	46.27%	47.93%
Expected dividends	None	None	None	None

     If the compensation cost for awards under the Plans had been determined in accordance with SFAS 123, as amended, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$7,300	$17,086	$35,615	$38,600
Add: Total stock-based compensation expense as reported	640	159	1,522	2,199
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	7,434	3,954	10,446	7,575

Pro forma net income.	$506	$13,291	$26,691	$33,224

Denominator — Basic
Weighted-average common stock outstanding	43,052	32,704	37,659	32,509

Basic income per share:
As reported	$.17	$.52	$.95	$1.19
Pro forma	$.01	$.41	$.71	$1.02
Numerator — Diluted
Net income:
As reported	$7,300	$17,086	$35,615	$38,600
Add: Total stock-based compensation expense as reported	640	159	1,522	2,199
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	7,434	3,954	10,446	7,575

Pro forma net income.	$506	$13,291	$26,691	$33,224

Denominator — Diluted
Weighted-average common stock outstanding	44,173	33,207	38,942	32,730

Diluted income per share:
As reported	$.17	$.52	$.91	$1.18
Pro forma	$.01	$.40	$.69	$1.02

Adopted and Recently Issued Statements of Financial Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. Although we have no special purpose entities (“SPEs”) as defined in FIN 46, we evaluated the impact of FIN 46 related to our joint ventures with third parties. We adopted FIN 46-R as of April 30, 2004.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     In general, we account for non-special purpose entities (“non-SPEs”) in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (“EITF 00-01”), or in accordance with the equity method of accounting. Our adoption of FIN 46-R did not have a material impact on our accounting for these non-SPEs created prior to February 1, 2003 and we continue to account for these non-SPEs under the equity method or under EITF 00-01, as appropriate.

     FIN 46-R requires that all entities, regardless of whether or not a special purpose entity, created subsequent to January 31, 2003, be evaluated for consolidation purposes. We have not entered into any joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on our consolidated financial statements. Future joint venture or partnership agreements requiring consolidation under FIN 46-R could have a material impact on our consolidated financial statements.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (“Revised SFAS 132”). Revised SFAS 132 retains disclosure requirements from the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Our required Revised SFAS 132 interim disclosures are included in Note 3, “Employee Retirement Plans.”

     On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force Consensus No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have any material multiple element arrangements and thus SAB 104 does not impact our financial statements nor is adoption of SAB 104 considered a change in accounting principle.

     On January 12, 2004 and May 19, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1 and 106-2, respectively, both entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law in December 2003 and establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare’s prescription drug coverage. FSP 106-1 permits employers that sponsor postretirement benefit plans to make a one-time election to defer accounting for any effects of the Medicare Act until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Medicare Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Under FSP 106-1, we elected to defer accounting for the effects of the Medicare Act. Our deferral remains in effect until the effective date of FSP 106-2, which provides guidance on the accounting for the effects of the Medicare Act by employers whose prescription drug benefits are

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 requires those employers to provide disclosures regarding the effects of the federal subsidy provided by the Medicare Act. For entities that elected deferral and for which the impact is significant, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. We are currently evaluating the impact of the Medicare Act on our postretirement plans. Should adoption of FSP 106-2 have a significant impact on our financial statements, we may be required to recognize the effects of the Medicare Act during the fourth quarter of fiscal year 2004.

     On April 9, 2004, FASB issued FASB Staff Position No. 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, “Disclosure of Information about Capital Structure” apply to all contingently convertible securities and to their potentially dilutive effects on earnings per share (“EPS”), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included above under “Income Per Common Share.” Our 61/2% debentures are convertible into shares of our common stock; however, the number of shares which they could be converted into is not material to our income per share computation.

Reclassifications

     We have made reclassifications to our 2003 financial statements to conform them to the 2004 presentation. These reclassifications have no effect on the consolidated net income, net cash flows and equity as they were previously reported.

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	July 31,	October 31,
	2004	2003
	(In thousands)
Equipment	$145,463	$156,170
Furniture and fixtures	20,916	26,334
Leasehold improvements	30,828	29,657
Construction in progress	5,621	2,643

	202,828	214,804
Accumulated depreciation and amortization	(94,199)	(102,028)

	108,629	112,776

Capital leases	79,046	78,437
Accumulated amortization	(40,656)	(40,660)

	38,390	37,777

Property and equipment at cost, net	$147,019	$150,553

     As of July 31, 2004 and October 31, 2003, we capitalized development costs of internal-use software of $58.7 million and $58.3 million, respectively. We amortized the capitalized software costs using the straight-line method over an estimated useful life of ten years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     Property and equipment is depreciated by using the following estimated useful lives.

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	4 – 10 years
Furniture and fixtures	10 years
Leasehold improvements	9 months – 20 years

     Depreciation expense of property and equipment for the three months ended July 31, 2004 and 2003 was $8.2 million and $9.7 million, respectively. Depreciation expense for the nine months ended July 31, 2004 and 2003 was $29.1 million and $29.8 million, respectively.

     Amortization expense of our purchased intangible assets for the three months ended July 31, 2004 and 2003 was $0.8 million and $0.9 million, respectively. Amortization expense of our purchased intangible assets for the nine months ended July 31, 2004 and 2003 was $2.4 million and $3.2 million, respectively.

NOTE 3. EMPLOYEE RETIREMENT PLANS

     In fiscal year 1999, we acquired and assumed obligations of Radian International, L.L.C.’s (“Radian”) defined benefit pension plans and several post-retirement benefit plans. These retirement plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the retirement plans.

     The Radian defined benefit plans include a Supplemental Executive Retirement Plan (“SERP”) and Salary Continuation Agreement (“SCA”) which are intended to supplement the retirement benefits provided by the participants’ other benefit plans upon attaining minimum age and years of service requirements.

     In fiscal year 2002, we acquired and assumed the obligations of EG&G Technical Services, Inc.’s defined benefit pension plan (“EG&G pension plan”) and post-retirement medical plan (“EG&G post-retirement medical plan”). These plans cover some of our EG&G Division’s hourly and salaried employees.

     In July 1999, we entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with Martin M. Koffel, our Chief Executive Officer.

     The components of net periodic benefit costs relating to the Radian SERP and SCA, the EG&G pension plan, the EG&G post-retirement medical plan and the Executive Plan are as follows:

   Executive Plan

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Service cost	$228	$452	$684	$1,356
Interest cost	109	86	327	258
Amortization of net loss	—	28	—	84

Net periodic benefit cost	$337	$566	$1,011	$1,698

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

   Radian SERP and SCA

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Service cost	$—	$—	$1	$1
Interest cost	177	178	532	535
Amortization of net loss (gain)	4	(2)	11	(6)

Net periodic benefit cost	$181	$176	$544	$530

   EG&G pension plan

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Service cost	$1,165	$1,276	$3,887	$3,806
Interest cost	1,954	1,666	6,060	4,971
Expected return on plan assets	(2,131)	(1,579)	(6,349)	(4,711)
Amortization of:
Prior service cost	(518)	—	(1,209)	—
Net loss	30	—	72	—

Net periodic benefit cost	$500	$1,363	$2,461	$4,066

   EG&G post-retirement medical plan

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Service cost	$63	$31	$190	$93
Interest cost	69	39	207	117
Expected return on plan assets	(72)	(63)	(217)	(189)
Amortization of:
Net loss (gain)	2	(20)	6	(60)

Net periodic benefit cost	$62	$(13)	$186	$(39)

     For measurement purposes, we used the same assumptions for the interim disclosure of net periodic benefit cost as for the prior year-end disclosure at October 31, 2003. For a description of each plan, see Note 12 “Employee Retirement Plans” to our Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Funding Requirements and Contributions

     The Executive Plan and Radian SERP and SCA do not have funding requirements. For fiscal year 2004, we expect to make cash contributions of approximately $5.8 million and $0.2 million to the EG&G pension plan and the EG&G post-retirement medical plan, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 4. CURRENT AND LONG-TERM DEBT

Senior Secured Credit Facility

     Our Senior Secured Credit Facility (“Credit Facility”) consists of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Borrowings under the Credit Facility bear interest at either a base rate or a Eurodollar rate plus, in each case, an interest rate margin that varies with our financial performance. As of July 31, 2004 and October 31, 2003, we had $353.8 million and $357.8 million in principal amounts outstanding, respectively, under the term loan facilities. As of July 31, 2004, we had drawn $16.7 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $55.9 million, reducing the amount available to us under our revolving credit facility to $152.4 million.

     We have amended our Credit Facility on five separate occasions. The first amendment, dated January 30, 2003, increased our maximum leverage ratios through January 31, 2004, and increased the interest rate margins by 0.25% on our Credit Facility, but also provided that if we achieved the original leverage ratio of 3.90:1 or less at October 31, 2003, the original interest rate margins would be restored. Because we achieved this ratio, the original interest rate margins were restored in January 2004. The second amendment, dated November 6, 2003, enabled us to repurchase and redeem our 11½% Senior Notes (“11½% notes”), 12¼% Senior Subordinated Notes (“12¼% notes”) and/or our 6½% debentures with the entire proceeds of an equity issuance up to $220.0 million. The third amendment, dated December 16, 2003, reduced the interest rate margins on Term Loan B. The fourth amendment, dated March 29, 2004, increased the equity offering proceeds that could be used to repurchase or redeem our outstanding notes and debentures to $300.0 million and permitted us to borrow unsecured debt and/or use our revolving line of credit for this purpose if our leverage ratio was less than 2.50 after giving effect to the transaction.

     The fifth amendment, dated June 4, 2004, reduced the interest rate margins on our Credit Facility to 1.25% for base rate borrowings and to 2.25% for Eurodollar borrowings, increased the credit limit on our revolving line of credit to $225.0 million and increased the outstanding amount of our Term Loan B by $25.0 million. This amendment has also enabled us to achieve an additional 0.25% reduction in interest rate margins, to 1.00% for base rate borrowings and to 2.00% for Eurodollar borrowings, since Moody’s increased our credit rating from Ba3 to Ba2 on August 18, 2004.

     As of July 31, 2004, we were in compliance with all of our Credit Facility covenants.

     As a part of our Credit Facility, we maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. During the ordinary course of business, the use of the revolving line of credit is driven by collection and disbursement activities. Our daily cash needs follow a predictable pattern that typically parallels our payroll cycles, which drive, if necessary, our short-term borrowing requirements.

     Our average daily revolving line of credit balances for the three-month periods ended July 31, 2004 and 2003 were $28.2 million and $3.1 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended July 31, 2004 and 2003 were $74.6 million and $20.0 million, respectively. Our average daily revolving line of credit balances for the nine-month periods ended July 31, 2004 and 2003 were $21.1 million and $25.2 million, respectively. The maximum amounts outstanding at any one point in time during the nine-month periods ended July 31, 2004 and 2003 were $74.6 million and $70.0 million, respectively.

     As of July 31, 2004, we had an outstanding balance of $16.7 million under our revolving line of credit. On October 31, 2003, we had no outstanding balance. The effective average interest rates paid on the

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

revolving line of credit during the three months ended July 31, 2004 and 2003 were approximately 4.8% and 5.8%, respectively. The effective average interest rates paid on the revolving line of credit during the nine months ended July 31, 2004 and 2003 were approximately 5.5% and 6.0%, respectively.

Other Indebtedness

     11½% Senior Notes. As of July 31, 2004 and October 31, 2003, we had outstanding amounts of $130 million and $200 million in 11½% notes due 2009, respectively. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are subordinate to our Credit Facility and senior to our 12¼% notes and our 6½% debentures described below. During the third quarter of fiscal year 2004, we redeemed $70 million of the principal amount, at 111.5% of face value, using proceeds from our public common stock offering described in Note 8, “Common Stock.”

     12¼% Senior Subordinated Notes. As of July 31, 2004 and October 31, 2003, we had outstanding amounts of $20 million and $200 million in 12¼% notes due 2009, respectively. Interest is payable semi-annually in arrears on May 1 and November 1 of each year. These notes are subordinate to our Credit Facility and our 11½% notes. During the third quarter of fiscal year 2004, we redeemed $180 million of the principal amount, at 106.125% of face value, using proceeds from our public common stock offering described in Note 8, “Common Stock,” borrowings from our Credit Facility and cash on hand.

     8 5/8% Senior Subordinated Debentures (the “8 5/8% debentures”). On January 15, 2004, we retired the entire outstanding balance at October 31, 2003 of $6.5 million.

     6½% Convertible Subordinated Debentures. As of July 31, 2004 and October 31, 2003, we owed $1.8 million due 2012.

     Notes payable, foreign credit lines and other indebtedness. As of July 31, 2004 and October 31, 2003, we had outstanding amounts of $9.8 million and $10.9 million in notes payable and foreign lines of credit, respectively. Notes payable primarily include notes used as our financing vehicle to purchase office equipment, computer equipment and furniture. These notes have three-year to five-year terms with interest rates ranging from approximately 4% to 7%.

     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries. As of July 31, 2004 and October 31, 2003, we had $2.7 million and $2.8 million available under these foreign lines of credit, respectively.

Fair Value of Financial Instruments

     The fair values of the 11½% notes and the 12¼% notes will fluctuate depending on market conditions and our performance. The carrying values of the 11½% notes and the 12¼% notes may at times differ from fair values. As of July 31, 2004 and October 31, 2003, the total fair values of the 11½% notes and the 12¼% notes were approximately $167.5 million and $450.8 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Costs incurred for extinguishment of debt

     As a result of the aforementioned redemptions of our 11½% notes and our 12¼% notes, we incurred $27.4 million in costs to extinguish this debt during the three and nine months ended July 31, 2004, as detailed below:

		12½%
	11½	Senior
	Senior Notes	Subordinated Notes	Total
	(In millions)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$5.2	$3.1	$8.3
Call premiums	8.1	11.0	19.1

Total	$13.3	$14.1	$27.4

     The write-off of the pre-paid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     We are involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. Because of developments occurring during the quarter ended July 31, 2004, we are including information regarding the following proceedings in particular:

•	Saudi Arabia: Prior to our acquisition of Lear Seigler Services, Inc. (“LSI”) in August 2002, LSI provided aircraft maintenance support services on F-5 aircraft under a contract with a Saudi Arabian government ministry (the “Ministry”). LSI’s performance under the contract was completed in November 2000, but since that time various claims have been made against LSI, including breach of a joint venture and other agreements, and the failure to pay rent and taxes. During the quarter ended July 31, 2004, an arbitration ruling by the International Chamber of Commerce (“ICC”) was issued against LSI that included a monetary award of $4.9 million to a joint venture partner (the “claimant”). During August 2004, the claimant filed an action in the United States District Court in Maryland to confirm and enforce the ICC award. We are contesting the confirmation and enforceability of portions of the award. In addition, during the quarter ended July 31, 2004, the Ministry directed payment of a performance bond issued in its favor under this contract in the amount of approximately $5.6 million. One of the conditions for closing out the contract and LSI’s obligations under the bond is the successful resolution of a pending tax assessment issued by the Saudi Arabian taxing authority assessing LSI approximately $5.1 million in taxes for the years 1999 through 2002. We disagree with the Saudi Arabian taxing authority’s assessment and are providing responses, additional information and documentation. The bank that received the demand for release of the bond has notified LSI that it expects to be repaid for the cost of the bond under a guarantee issued by LSI related to the bond. However, we have informed the bank that we believe the Ministry had no basis for seeking payment on the bond, and we believe we have no obligation to reimburse the bank if the bank should choose to voluntarily pay the Ministry.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

•	Lebanon: Prior to our acquisition of Dames and Moore Group, Inc., in 1999, which included Radian International, LLC, a wholly-owned subsidiary (“Radian”), Radian entered into a contract to provide environmental remediation to a Lebanese company involved in the development and reconstruction of the central district of Beirut. Various disputes have arisen under this contract, including an allegation by the customer that Radian breached the contract by, among other things, failing to reduce the level of chemical and biological constituents, including methane gas, at the project site to the contract level. The parties sought to resolve their disputes in an arbitration proceeding filed with the ICC. The customer is also seeking damages for delays of up to $8.5 million.

During July 2004, an ICC arbitration panel ruled against Radian and ordered Radian to prepare a plan to reduce the level of methane gas at the project site to the contract level, to pay approximately $2.4 million in attorney fees and other expenses to the customer, and authorized the customer to withhold program payments. The customer also drew on an $8.5 million bank guarantee and the bank has filed suit in Lebanon to recover this amount from Radian. We believe that Radian is not obligated under the bank guarantee and will vigorously defend this matter. Prior to entering into this contract, Radian obtained a project-specific, $50 million insurance policy with a $1 million deductible. We believe that this insurance policy will respond on our behalf to many of the claims described above. Additionally, the contract contains a $20 million limitation on damages.

     Currently, we have limits of $125 million per loss and $125 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to the project-specific policy noted above and policies for other specific projects). These policies include self-insured claim retention amounts of $4 million, $5 million and $5 million, respectively. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage or are not insured.

     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date – even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

     Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described above, including those against LSI and Radian, individually or collectively, are likely to exceed established loss accruals or our insurance coverage and, therefore, we do not believe that they are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     As of July 31, 2004, we had the following guarantee obligations and commitments:

     We have guaranteed the credit facility of EC III, LLC, a 50%-owned, unconsolidated joint venture, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is nineteen months. The maximum potential amount of future payments that we could be required to make under this guarantee at July 31, 2004, was $6.5 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     We also maintain a variety of commercial commitments that are generally made to support provisions of our contracts. In addition, in the ordinary course of business we provide letters of credit to clients and others against advance payments and to support other business arrangements. We are required to reimburse the issuers of letters of credit for any payments they make under the letters of credit.

     From time to time, we may provide guarantees related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no guarantee claims for which losses have been recognized.

NOTE 6. SEGMENT AND RELATED INFORMATION

     We operate our business through two segments: the URS Division and the EG&G Division. These two segments operate under separate management groups and produce discrete financial information. Their operating results also are reviewed separately by management. The information disclosed in our consolidated financial statements is based on the two segments that comprise our current organizational structure.

     The following table presents summarized financial information of our reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries. We have reclassified our reporting segment information for the three-month and nine-month periods ended July 31, 2003 to conform to our presentation for fiscal year 2004.

	July 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$698,764	$137,346	$887,850
EG&G Division	199,904	6,204	224,326

	898,668	143,550	1,112,176
Corporate	—	3,469	1,683,031
Eliminations	—	—	(604,212)

Total	$898,668	$147,019	$2,190,995

	October 31, 2003
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$703,676	$142,712	$887,259
EG&G Division	182,491	6,255	202,476

	886,167	148,967	1,089,735
Corporate	—	1,586	1,678,548
Eliminations	—	—	(600,671)

Total	$886,167	$150,553	$2,167,612

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended July 31,
	2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$556,644	$44,994	$8,375
EG&G Division	283,183	16,522	1,360
Eliminations	(1,677)	—	—

	838,150	61,516	9,735
Corporate	—	(37,455)	118

Total	$838,150	$24,061	$9,853

	Three Months Ended July 31,
	2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$557,135	$44,519	$9,039
EG&G Division	220,910	13,768	1,394

	778,045	58,287	10,433
Corporate	—	(9,479)	140

Total	$778,045	$48,808	$10,573

	Nine Months Ended July 31,
	2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,665,262	$121,705	$27,223
EG&G Division	811,920	41,557	3,991
Eliminations	(2,654)	—	—

	2,474,528	163,262	31,214
Corporate	—	(54,501)	259

Total	$2,474,528	$108,761	$31,473

	Nine Months Ended July 31,
	2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,672,300	$120,168	$27,801
EG&G Division	676,333	34,551	4,829

	2,348,633	154,719	32,630
Corporate	—	(27,476)	380

Total	$2,348,633	$127,243	$33,010

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.

Geographic areas

     Our revenues by geographic areas are shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Revenues
United States	$758,734	$705,316	$2,244,604	$2,155,954
International	81,588	72,840	234,419	193,884
Eliminations	(2,172)	(111)	(4,495)	(1,205)

Total revenues	$838,150	$778,045	$2,474,528	$2,348,633

Major Customers

     For the three months and nine months ended July 31, 2004, we had multiple contracts with two major customers, who contributed more than ten percent of our total consolidated revenues, as listed below:

	URS Division	EG&G Division	Total
	(In millions)
Three months ended July 31, 2004
Department of the U.S. Army (1)	$23.2	$95.0	$118.2
Department of the U.S. Air Force	$16.8	$58.2	$75.0
Nine months ended July 31, 2004
Department of the U.S. Army (1)	$68.1	$349.2	$417.3
Department of the U.S. Air Force	$54.1	$150.1	$204.2

(1)	Department of the U.S. Army includes the U.S. Army Corps of Engineers.

NOTE 7. RELATED PARTY TRANSACTIONS

     Some of our officers, directors and employees may have disposed of shares of our common stock, both in cashless transactions with us and in market transactions. These disposals occurred in connection with exercises of stock options, the vesting of restricted and deferred stock and the payment of withholding taxes due with respect to such exercises and vesting. These officers, directors and employees may continue to dispose of shares of our common stock in this manner and for similar purposes.

NOTE 8. COMMON STOCK

     During April 2004, we sold an aggregate of 8.1 million shares of our common stock through an underwritten public offering. The offering price of our common stock was $26.50 per share and the total offering proceeds to us were $204.3 million, net of underwriting discounts and commissions and other offering-related expenses of $10.5 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 9. GUARANTOR INFORMATION

     Substantially all of our domestic operating subsidiaries have guaranteed our obligations under our Credit Facility, our 12¼% notes and our 11½% notes (collectively, the “Notes”). Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.

     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our Notes and our Credit Facility. In addition, although the terms of our Notes and our Credit Facility limit us and our subsidiary guarantors’ ability to place contractual restrictions on the flow of funds to us, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, or make loans or other distributions to us.

     The following pages contain: our condensed consolidating balance sheets as of July 31, 2004 and October 31, 2003; our condensed consolidating statements of operations and comprehensive income for the three and nine months ended July 31, 2004 and 2003; and our condensed consolidating statements of cash flows for the nine months ended July 31, 2004 and 2003. Elimination entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Complete financial statements of our subsidiaries that guarantee our Credit Facility and our Notes would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of July 31, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,037	$14,356	$8,081	$—	$38,474
Accounts receivable	—	466,671	75,819	—	542,490
Costs and accrued earnings in excess of billings on contracts in process	—	343,441	47,710	—	391,151
Less receivable allowance	—	(29,046)	(5,927)	—	(34,973)

Net accounts receivable	—	781,066	117,602	—	898,668

Deferred income taxes	16,095	—	—	—	16,095
Prepaid expenses and other assets	7,065	14,681	2,221	—	23,967

Total current assets	39,197	810,103	127,904	—	977,204
Property and equipment at cost, net	3,469	130,445	13,105	—	147,019
Goodwill, net	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	9,031	—	—	—	9,031
Investment in subsidiaries	604,212	—	—	(604,212)	—
Other assets	22,442	15,713	14,906	—	53,061

	$1,683,031	$956,261	$155,915	$(604,212)	$2,190,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt.	$29,095	$16,022	$76	$—	$45,193
Accounts payable and subcontractor payable	(5,520)	154,657	15,425	—	164,562
Accrued salaries and wages	3,667	129,686	16,431	—	149,784
Accrued expenses and other	31,260	36,971	5,635	—	73,866
Billings in excess of costs and accrued earnings on contracts in process	—	60,539	12,975	—	73,514

Total current liabilities	58,502	397,875	50,542	—	506,919
Long-term debt	492,660	29,872	136	—	522,668
Deferred income taxes	55,552	—	—	—	55,552
Deferred compensation and other	38,740	29,205	336	—	68,281

Total liabilities	645,454	456,952	51,014	—	1,153,420

Stockholders’ equity:
Total stockholders’ equity	1,037,577	499,309	104,901	(604,212)	1,037,575

	$1,683,031	$956,261	$155,915	$(604,212)	$2,190,995

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

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended July 31, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$758,734	$81,588	$(2,172)	$838,150
Direct operating expenses	—	485,359	46,194	(2,172)	529,381

Gross profit	—	273,375	35,394	—	308,769

Indirect, general and administrative expenses	37,455	213,986	33,267	—	284,708

Operating income (loss)	(37,455)	59,389	2,127	—	24,061
Interest expense, net	11,249	303	329	—	11,881

Income (loss) before taxes	(48,704)	59,086	1,798	—	12,180
Income tax expense (benefit)	(19,481)	23,641	720	—	4,880

Income (loss) before equity in net earnings of subsidiaries	(29,223)	35,445	1,078	—	7,300
Equity in net earnings of subsidiaries	36,523	—	—	(36,523)	—

Net income	7,300	35,445	1,078	(36,523)	7,300
Other comprehensive income:
Foreign currency translation adjustment	—	—	280	—	280

Comprehensive income	$7,300	$35,445	$1,358	$(36,523)	$7,580

	Three Months Ended July 31, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$705,316	$72,840	$(111)	$778,045
Direct operating expenses	—	444,917	40,371	(111)	485,177

Gross profit	—	260,399	32,469	—	292,868

Indirect, general and administrative expenses	9,479	202,474	32,107	—	244,060

Operating income (loss)	(9,479)	57,925	362	—	48,808
Interest expense, net	19,661	590	81	—	20,332

Income (loss) before taxes	(29,140)	57,335	281	—	28,476
Income tax expense (benefit)	(11,656)	22,934	112	—	11,390

Income (loss) before equity in net earnings of subsidiaries	(17,484)	34,401	169	—	17,086
Equity in net earnings of subsidiaries	34,570	—	—	(34,570)	—

Net income	17,086	34,401	169	(34,570)	17,086
Other comprehensive income:
Foreign currency translation adjustment	—	—	272	—	272

Comprehensive income	$17,086	$34,401	$441	$(34,570)	$17,358

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Nine Months Ended July 31, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$2,244,604	$234,419	$(4,495)	$2,474,528
Direct operating expenses	—	1,435,494	128,560	(4,495)	1,559,559

Gross profit	—	809,110	105,859	—	914,969

Indirect, general and administrative expenses	54,501	652,361	99,346	—	806,208

Operating income (loss)	(54,501)	156,749	6,513	—	108,761
Interest expense, net	47,645	1,062	689	—	49,396

Income (loss) before taxes	(102,146)	155,687	5,824	—	59,365
Income tax expense (benefit)	(40,859)	62,279	2,330	—	23,750

Income (loss) before equity in net earnings of subsidiaries	(61,287)	93,408	3,494	—	35,615
Equity in net earnings of subsidiaries	96,902	—	—	(96,902)	—

Net income	35,615	93,408	3,494	(96,902)	35,615
Other comprehensive income:
Foreign currency translation adjustment	—	—	1,543	—	1,543

Comprehensive income	$35,615	$93,408	$5,037	$(96,902)	$37,158

	Nine Months Ended July 31, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$2,155,954	$193,884	$(1,205)	$2,348,633
Direct operating expenses	—	1,376,538	106,007	(1,205)	1,481,340

Gross profit	—	779,416	87,877	—	867,293

Indirect, general and administrative expenses	27,476	630,780	81,794	—	740,050

Operating income (loss)	(27,476)	148,636	6,083	—	127,243
Interest expense, net	60,943	1,891	79	—	62,913

Income (loss) before taxes	(88,419)	146,745	6,004	—	64,330
Income tax expense (benefit)	(35,367)	58,697	2,400	—	25,730

Income (loss) before equity in net earnings of subsidiaries	(53,052)	88,048	3,604	—	38,600
Equity in net earnings of subsidiaries	91,652	—	—	(91,652)	—

Net income	38,600	88,048	3,604	(91,652)	38,600
Other comprehensive income:
Foreign currency translation adjustment	—	—	3,178	—	3,178

Comprehensive income	$38,600	$88,048	$6,782	$(91,652)	$41,778

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended July 31, 2004
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$35,615	$93,408	$3,494	$(96,902)	$35,615

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	28,061	3,153	—	31,473
Amortization of financing fees	5,304	—	—	—	5,304
Costs incurred for extinguishment of debt	27,393	—	—	—	27,393
Provision for doubtful accounts	—	8,525	1,200	—	9,725
Deferred income taxes	(2,639)	—	—	—	(2,639)
Stock compensation	2,076	—	—	—	2,076
Tax benefit of stock options	3,970	—	—	—	3,970
Equity in net earnings of subsidiaries	(96,902)	—	—	96,902	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(8,277)	(13,949)	—	(22,226)
Prepaid expenses and other assets	355	2,789	(3,652)	—	(508)
Accounts payable, accrued salaries and wages and accrued expenses	68,890	(79,168)	14,263	(907)	3,078
Billings in excess of costs and accrued earnings on contracts in process	—	(11,699)	2,211	—	(9,488)
Deferred compensation and other	1,320	401	175	—	1,896
Other, net	(962)	1,937	(405)	907	1,477

Total adjustments and changes	9,064	(57,431)	2,996	96,902	51,531

Net cash provided by operating activities	44,679	35,977	6,490	—	87,146

Cash flows from investing activities:
Capital expenditures	(1,195)	(12,129)	(2,361)	—	(15,685)

Net cash used by investing activities	(1,195)	(12,129)	(2,361)	—	(15,685)

Cash flows from financing activities:
Long-term debt principal payments	(285,452)	(2,515)	—	—	(287,967)
Long-term debt borrowings	25,000	1,494	—	—	26,494
Net borrowings under the line of credit	16,714	—	—	—	16,714
Capital lease obligation payments	(129)	(10,754)	(282)	—	(11,165)
Short-term note borrowings	—	—	1,540	—	1,540
Short-term note payments	(99)	(32)	(1,400)	—	(1,531)
Proceeds from common stock offering, net of related expenses	204,286	—	—	—	204,286
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	25,009	—	—	—	25,009
Call premiums paid for debt extinguishment	(19,075)	—	—	—	(19,075)
Payment for financing fees	(2,800)	—	—	—	(2,800)

Net cash used by financing activities	(36,546)	(11,807)	(142)	—	(48,495)

Net increase in cash	6,938	12,041	3,987	—	22,966
Cash and cash equivalents at beginning of year	9,099	2,315	4,094	—	15,508

Cash and cash equivalents at end of year	$16,037	$14,356	$8,081	$—	$38,474

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended July 31, 2003
			Subsidiary
		Subsidiary	Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38,600	$88,048	$3,604	$(91,652)	$38,600

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	30,083	2,547	—	33,010
Amortization of financing fees	5,553	—	—	—	5,553
Provision for doubtful accounts	—	4,214	248	—	4,462
Deferred income taxes	(1,000)	—	—	—	(1,000)
Stock compensation	3,665	—	—	—	3,665
Tax benefit of stock options	161	—	—	—	161
Equity in net earnings of subsidiaries	(91,652)	—	—	91,652	—
Changes in current assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	70,178	(3,850)	—	66,328
Prepaid expenses and other assets	(1,846)	(2,614)	258	—	(4,202)
Accounts payable, accrued salaries and wages and accrued expenses	157,911	(182,821)	2,317	(3,228)	(25,821)
Billings in excess of costs and accrued earnings on contracts in process	—	4,402	1,559	—	5,961
Deferred compensation and other	1,697	—	901	—	2,598
Other, net	(9,188)	11,431	(291)	3,228	5,180

Total adjustments and changes	65,681	(65,127)	3,689	91,652	95,895

Net cash provided by operating activities	104,281	22,921	7,293	—	134,495

Cash flows from investing activities:
Capital expenditures	(313)	(10,856)	(3,138)	—	(14,307)

Net cash used by investing activities	(313)	(10,856)	(3,138)	—	(14,307)

Cash flows from financing activities:
Long-term debt principal payments	(82,776)	(195)	—	—	(82,971)
Long-term debt borrowings	—	104	—	—	104
Net payments under the line of credit	(27,259)	—	—	—	(27,259)
Capital lease obligation payments	(10)	(13,121)	(235)	—	(13,366)
Short-term note borrowings	—	31	1,180	—	1,211
Short-term note payments	(60)	(25)	(1,300)	—	(1,385)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	9,053	—	—	—	9,053

Net cash used by financing activities	(101,052)	(13,206)	(355)	—	(114,613)

Net increase (decrease) in cash	2,916	(1,141)	3,800	—	5,575
Cash and cash equivalents at beginning of year	(4,000)	8,222	5,750	—	9,972

Cash and cash equivalents at end of year	$(1,084)	$7,081	$9,550	$—	$15,547

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on October 31. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section, “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 42 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” the footnotes to this report for the nine months ended July 31, 2004; and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, which was previously filed with the Securities and Exchange Commission.

OVERVIEW

     We are one of the world’s largest engineering design services firms and a leading federal government contractor for operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services market, although we perform some limited construction work. As a service company, we are labor and not capital intensive. We derive income from our ability to generate revenues and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs. We operate our business through two segments: the URS Division and the EG&G Division.

     Our revenues are driven by our ability to attract qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, renew existing client agreements and provide outstanding services. Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

     Our costs are driven primarily by the compensation we pay to our employees, the cost of hiring subcontractors and other project-related expenses and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

     Revenues from our federal government clients for the third quarter of fiscal year 2004 increased approximately 21% compared with the same period last year. This increase reflects growth in the services we provided to our federal government clients, as we continued to be affected by positive trends in military spending on engineering and technical services and operations and maintenance activities. Although primarily performed in the United States, the increased revenues in defense projects were largely driven by military activities in the Middle East. In addition, we continue to benefit from spending on homeland security projects and increased task orders issued under indefinite delivery contracts (“IDCs”) for the federal government for facilities and environmental projects.

     Revenues from our state and local government clients for the third quarter of fiscal year 2004 decreased approximately 5% compared with the same period last year. Although state and local governments are gradually recovering from the budget difficulties they have been experiencing over the past two years and selected pockets of growth are emerging, budget constraints continue to limit project expenditures. We have been successful in shifting resources from weaker portions of this market, such as surface transportation, to areas that are stable or growing, such as K-12 schools, water/wastewater facilities and air transportation projects.

     Revenues from our domestic private industry clients for the third quarter of fiscal year 2004 decreased approximately 7% compared with the same period last year. Although we saw some indications of recovery in capital spending by some of our domestic private industry clients, many of our clients remained cautious. At the same time, over the past several years we have won a number of Master Service Agreement contracts with major domestic private industry clients and revenues from these contracts have helped to offset the decline in revenues in this part of the business.

     Revenues from our international clients for the third quarter of fiscal year 2004 increased approximately 12% compared with the same period last year. Approximately 5% of the increase was due to foreign currency exchange fluctuations and approximately 7% was due to growth in our businesses, primarily surface and air transportation projects in Australia and New Zealand, and facilities and environmental projects in Europe.

     We expect revenue growth from our federal government clients to continue through the remainder of fiscal year 2004, based on increased defense spending, and increased work under existing contracts resulting from an overall increase in military activity. In the state and local government sector, we are beginning to see some signs of recovery in the Southeast, mid-Atlantic and Northeast regions. However, many states continue to experience budget constraints, and we do not expect revenue growth in the state and local government sector for the remainder of fiscal year 2004. We also expect that revenues from our domestic private industry clients will continue to be affected by constrained levels of capital spending, particularly in the manufacturing and chemical industries, and we do not expect revenue growth in this market for the remainder of the 2004 fiscal year. Excluding the effect of foreign currency fluctuations, we expect continued revenue growth in our international business due to growth in surface transportation, facilities and environmental projects in our Asia Pacific and European regions for the remainder of fiscal year 2004.

     Our cash flows continue to be strong as we generated $87.1 million in net cash provided by operating activities for the nine months ended July 31, 2004.

     In April 2004, we completed a public stock offering by selling 8.1 million shares of our common stock at $26.50 per share, resulting in net proceeds after underwriting discounts and commissions of $204.3 million. We used the proceeds from this public stock offering plus borrowings under our Senior Secured Credit Facility (“Credit Facility”) and cash on hand to redeem $250.0 million of our 11½% notes and 12¼% notes and to pay $19.1 million in related call premiums during the quarter. As a result of the redemptions, we recognized a pre-tax charge of $27.4 million during the quarter consisting of the write-off of $8.3 million in unamortized financing fees, issuance costs and debt discounts and payments totaling $19.1 million for call premiums. We anticipate making additional redemptions of our debt by using cash generated from operations during the remainder of the 2004 fiscal year.

     By issuing common stock and redeeming a portion of our long-term debt, we reduced our debt to total capitalization ratio (total debt divided by the sum of debt, preferred stock and total stockholders’ equity) from 52% at October 31, 2003 to 35% at July 31, 2004. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.)

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended July 31,
			Increase	Percentage
			(decrease)	increase
			2004	(decrease)
	2004	2003	vs 2003	2004 vs 2003
	(In millions, except percentage)
Revenues	$838.2	$778.0	$60.2	7.7%
Direct operating expenses	529.4	485.2	44.2	9.1%

Gross profit	308.8	292.8	16.0	5.5%

Indirect, general and administrative expenses	284.7	244.0	40.7	16.7%

Operating income	24.1	48.8	(24.7)	(50.6%)
Interest expense, net	11.9	20.3	(8.4)	(41.4%)

Income before taxes	12.2	28.5	(16.3)	(57.2%)
Income tax expense	4.9	11.4	(6.5)	(57.0%)

Net income	$7.3	$17.1	$(9.8)	(57.3%)

Diluted net income per common share	$.17	$.52	$(0.35)	(67.3%)

Three months ended July 31, 2004 compared with July 31, 2003

     Our consolidated revenues for the three months ended July 31, 2004 increased by 7.7% compared with the same period last year. As discussed in more detail below, the increase in revenues was primarily due to a higher volume of work from our federal government clients. This increase was partially offset by a decrease in revenues from our state and local government and domestic private industry clients. The following table presents our consolidated revenues by client type for the three months ended July 31, 2004 and July 31, 2003.

	Three Months Ended July 31,
			Increase	Percentage
			(decrease)	increase
			2004	(decrease)
	2004	2003	vs 2003	2004 vs 2003
	(In millions, except percentage)
Revenues
Federal government clients	$408	$336	$72	21%
State and local government clients	161	169	(8)	(5%)
Domestic private industry clients	187	200	(13)	(7%)
International clients	82	73	9	12%

Total Revenues	$838	$778	$60	8%

     Revenues from our federal government clients for the three months ended July 31, 2004 increased by 21% compared with the same period last year. This increase was driven by the overall growth in defense- related work, including operations and maintenance and homeland security projects. In addition, due to increased military activity, our work volume increased under existing outsourcing contracts to provide engineering and technical services to refurbish and upgrade military equipment and systems. We also continued to benefit from increased task orders issued under IDCs for the federal government for facilities and environmental projects.

     The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. To eliminate redundancies, a complete discussion of the factors and activities in these sectors for the three months and the nine months ended July 31, 2004 can be found beginning on pages 33 and 35, respectively.

     Our consolidated direct operating expenses for the three months ended July 31, 2004, which consist of direct labor, subcontractor costs and other direct expenses, increased by 9.1% compared with the same period last year. Our increased revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.

     Our consolidated gross profit for the three months ended July 31, 2004 increased by 5.5% compared with the same period last year, primarily due to the increase of our revenue volume described previously. The increase in gross profit was offset by the greater volume of work on existing contracts with lower profit margins.

     Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended July 31, 2004 increased by 16.7% compared with the same period last year. The increase was due to increases of $13.7 million in employee benefits costs resulting from higher healthcare costs, $3.9 million in sales and business development expenses and $27.4 million of costs incurred for extinguishment of debt. These increases were partially offset by a decrease of $2.4 million in services provided by outside consultants and vendors.

     Our consolidated net interest expense for the three months ended July 31, 2004 decreased due to repayments of our long-term debt.

     Our effective income tax rates for the three months ended July 31, 2004 and 2003 were both 40%.

     Our consolidated operating income, net income and earnings per share are based on GAAP computed amounts resulting from our revenues and direct and indirect costs as previously described.

Nine months ended July 31, 2004 compared with July 31, 2003

	Nine Months Ended July 31,
			Increase	Percentage
			(decrease)	increase
	2004	2003	2004 vs 2003	2004 vs 2003
	(In millions, except percentage)
Revenues	$2,474.5	$2,348.6	$125.9	5.4%
Direct operating expenses	1,559.5	1,481.3	78.2	5.3%

Gross profit	915.0	867.3	47.7	5.5%

Indirect, general and administrative expenses	806.2	740.1	66.1	8.9%

Operating income	108.8	127.2	(18.4)	(14.5%)
Interest expense, net	49.4	62.9	(13.5)	(21.5%)

Income before taxes	59.4	64.3	(4.9)	(7.6%)
Income tax expense	23.8	25.7	(1.9)	(7.4%)

Net income	$35.6	$38.6	$(3.0)	(7.8%)

Diluted net income per common share	$.91	$1.18	$0.27	(22.9%)

     Our consolidated revenues for the nine months ended July 31, 2004 increased 5.4% compared with the same period last year. The increase in revenues was primarily due to a higher volume of work for our federal government clients, including increased work on operations and maintenance, environmental and facilities, and Research, Development, Test and Evaluation projects. This increase was partially offset by a decrease in revenues from our state and local government and domestic private industry clients. While we continue to see improvements in the state and local government budget situation, many state agencies are still recovering from last year’s budget crisis and are delaying the start of projects. Revenues from our domestic private industry clients continue to be affected by reduced levels of capital spending and cost-cutting measures. However, the revenue decline in this sector has been partially offset by the increased activity under our growing number of Master Service Agreements with large domestic private industry clients as well as increased work in emissions control projects. There was also an increase in our international revenues, resulting from foreign currency exchange fluctuations, growth in our surface and air transportation businesses in Australia and New Zealand, and growth in our facilities and environmental projects in Europe.

     The following table presents our consolidated revenues by client types for the nine months ended July 31, 2004 and July 31, 2003.

	Nine Months Ended July 31,
			Increase	Percentage
			(decrease)	increase (decrease)
	2004	2003	2004 vs 2003	2004 vs 2003
	(In millions, except percentage)
Revenues
Federal government clients	$1,176	$1,020	$156	15%
State and local government clients	481	489	(8)	(2%)
Domestic private industry clients	583	646	(63)	(10%)
International clients	235	194	41	21%

Total Revenues	$2,475	$2,349	$126	5%

     Our consolidated direct operating expenses for the nine months ended July 31, 2004, which consist of direct labor, subcontractor costs and other direct expenses, increased by 5.3% compared with the same period last year. Our increased revenues drove a corresponding increase in our direct operating expenses.

     Our consolidated gross profit for the nine months ended July 31, 2004 increased by 5.5% compared with the same period last year, reflecting the increase of our revenue volume described previously.

     Our consolidated IG&A expenses for the nine months ended July 31, 2004 increased by 8.9% compared with the same period last year. Part of the increase in IG&A expenses was due to a $25.4 million increase in employee benefits costs resulting primarily from higher healthcare costs. The remaining difference was primarily due to increases of $8.0 million in sales and business development expenses, $27.4 million in costs incurred for extinguishment of debt and $5.3 million in bad debt expense. In addition, we incurred $10.0 million of administrative program support and other general and administrative costs resulting from a higher business volume in the EG&G Division. These increases were partially offset by decreases in several items, primarily a $6.6 million decrease in indirect labor resulting from an increase in labor hours chargeable to contracts.

     Our consolidated net interest expense for the nine months ended July 31, 2004 decreased due to repayments of our long-term debt.

     Our effective income tax rates for the nine months ended July 31, 2004 and 2003 were both approximately 40%.

     Our consolidated operating income, net income and earnings per share are based on GAAP computed amounts resulting from our revenues and direct and indirect costs as previously described.

     Our consolidated backlog of signed contracts was $3,692.1 million at July 31, 2004, as compared with $3,661.8 million at October 31, 2003.

Reporting Segments

Three months ended July 31, 2004 compared with July 31, 2003

		Direct		Indirect,	Operating
		Operating		General and	Income
	Revenues	Expenses	Gross Profit	Administrative	(Loss)
	(In millions)
Three months ended July 31, 2004
URS Division	$556.6	$325.3	$231.3	$186.3	$45.0
EG&G Division	283.2	205.7	77.5	61.0	16.5
Eliminations	(1.6)	(1.6)	—	—	—

	838.2	529.4	308.8	247.3	61.5

Corporate	—	—	—	37.4	(37.4)

Total	$838.2	$529.4	$308.8	$284.7	$24.1

Three months ended July 31, 2003
URS Division	$557.1	$333.0	$224.1	$179.6	$44.5
EG&G Division	220.9	152.2	68.7	54.9	13.8
Corporate	—	—	—	9.5	(9.5)

Total	$778.0	$485.2	$292.8	$244.0	$48.8

Increase (decrease) for three months ended July 31, 2004 vs 2003
URS Division	$(0.5)	$(7.7)	$7.2	$6.7	$0.5
EG&G Division	62.3	53.5	8.8	6.1	2.7
Eliminations	(1.6)	(1.6)	—	—	—

	60.2	44.2	16.0	12.8	3.2
Corporate	—	—	—	27.9	(27.9)

Total	$60.2	$44.2	$16.0	$40.7	$(24.7)

URS Division

     The URS Division’s revenues for the three months ended July 31, 2004 decreased slightly compared with the same period last year. This decrease was due to a decline in revenues from our state and local government and domestic private industry clients. These declines were partially offset by a higher volume of work from our federal government clients and growth in our international businesses.

     The following table presents the URS Division’s revenues by client type for the three months ended July 31, 2004 and July 31, 2003.

	Three Months Ended July 31,
				Percentage
			Increase	increase
			(decrease)	(decrease)
	2004	2003	2004 vs 2003	2004 vs 2003
	(In millions, except percentage)
Revenues
Federal government clients	$125	$115	$10	9%
State and local government clients	161	169	(8)	(5%)
Domestic private industry clients	187	200	(13)	(7%)
International clients	82	73	9	12%

Total revenues	$555	$557	$(2)	0%

     Revenues from our federal government clients in the URS Division for the three months ended July 31, 2004 increased by 9% compared with the same period last year. This increase was driven by growth in our environmental and facilities projects for federal clients. Revenues from homeland security projects also contributed to this growth as we continued to provide a range of engineering services to the Department of Homeland Security (DHS). This work includes designs to help protect federal facilities from terrorists as well as disaster recovery services for the Federal Emergency Management Agency, which is now a part of DHS.

     Revenues from our state and local government clients for the three months ended July 31, 2004 decreased by approximately 5% compared with the same period last year. In general, the state budget situation slowly improved with selected pockets of growth in the Southeast, Mid-Atlantic and Northeast regions. The recovery remained uneven, however, and budget constraints continued to limit project expenditures in many states, resulting in delays in the planning, design and construction of some projects. In addition, the continuing delay in the passage of the successor bill to the Transportation Equity Act for the 21st Century (“TEA-21”) contributed to the delay of several major transportation projects. However, we continued to benefit from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market – such as K-12 schools, water/wastewater and air transportation – where funding is more stable or growing.

     Revenues from our domestic private industry clients for the three months ended July 31, 2004 decreased by approximately 7% compared with the same period last year. Although we saw some indications of recovery in capital spending by our domestic private industry clients, many of our clients, particularly in the manufacturing and chemical industries, remained cautious. However, our strategic focus of the past several years to win Master Service Agreement contracts with major domestic private industry clients in the pharmaceutical, automotive, oil and gas, and power sectors helped to offset the decline in revenues in this part of the business. We also benefited from stricter air pollution control limits under the Clean Air Act, which has resulted in increased revenues from emissions control projects at power plants.

     Revenues from our international clients for the three months ended July 31, 2004 increased by 12% compared with the same period last year. Approximately 5% of the increase was due to foreign currency exchange fluctuations and 7% was due to growth in our Asia Pacific and European regions. The revenue growth in the Asia Pacific region was due to increases in surface and air transportation projects in Australia and New Zealand, driven in part by improvements in the respective country’s economies. The revenue growth in Europe was due to increases in facilities and environmental projects.

     The URS Division’s direct operating expenses for the three months ended July 31, 2004 decreased by 2.3% compared with the same period last year. This decrease was due to a decrease of $13.7 million in total subcontractor and other direct costs, which are comprised of travel, supplies and other incidental project costs, offset by an increase in direct labor of $6.0 million.

     The URS Division’s gross profit for the three months ended July 31, 2004 increased by 3.2% compared with the same period last year. Our gross profit margin percentage increased to 41.6% from 40.2% for the three months ended July 31, 2004 and 2003, respectively. Our gross profit margin percentage increased primarily because our direct labor costs, which generally bear higher profit margins than our subcontractor costs and other direct expenses, accounted for a higher percentage of our total direct operating expenses during the three months ended July 31, 2004 (47.0%), compared with the three months ended July 31, 2003 (44.2%).

     The URS Division’s IG&A expenses for the three months ended July 31, 2004 increased by 3.7% compared with the same period last year. This increase was due to increases of $9.2 million in employee benefits costs resulting primarily from higher healthcare costs and $4.5 million in sales and business development expenses. These increases were offset by decreases in several items, including $2.2 million in services provided by outside consultants and vendors, $1.5 million in legal expenses, $1.7 million in bad debt expense and $2.1 million in other miscellaneous general and administrative expenses.

EG&G Division

     The EG&G Division’s revenues for the three months ended July 31, 2004 grew by 28.2% compared with the same period last year. This increase was driven by overall growth in defense-related work, including operations and maintenance and homeland security projects. In addition, due to increased military activity, our work under existing outsourcing contracts to provide engineering and technical services to refurbish and upgrade military equipment and systems increased. This work involved improvements to communications equipment, weapons systems, and engines on aircraft and ground vehicles such as tanks, high-mobility multipurpose wheeled vehicles and various armored personnel carriers. Homeland security revenues remained strong, with increased work in the design, development and conduct of security preparedness exercises around the country.

     The EG&G Division’s direct operating expenses for the three months ended July 31, 2004 increased by 35.2% compared with the same period last year. Our increased revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.

     The EG&G Division’s gross profit for the three months ended July 31, 2004 increased by 12.8% compared with the same period last year. The increase in gross profit was primarily due to increased revenues from existing defense technical services and military equipment maintenance contracts; however, gross profit grew at a slower rate than revenue because the contracts that generated most of the increase in revenue generated lower gross profit compared to our total existing contract base.

     The EG&G Division’s IG&A expenses for the three months ended July 31, 2004 increased by 11.1% compared with the same period last year. The increase in indirect expenses was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to result in an increase in indirect expenses. Employee benefits costs increased by approximately $4.9 million and other employee-related expenses, such as travel and recruiting expenses, increased by $1.4 million due to a higher employee headcount as a result of an increase in work volume. Indirect expenses as a percentage of revenues decreased to 21.5% from 24.9% for the three months ended July 31, 2004 and 2003, respectively due to the increase in our revenues compared with the same period last year.

Nine months ended July 31, 2004 compared with July 31, 2003

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Nine months ended July 31, 2004
URS Division	$1,665.3	$978.5	$686.8	$565.1	$121.7
EG&G Division	811.9	583.7	228.2	186.6	41.6
Eliminations	(2.7)	(2.7)	—	—	—

	2,474.5	1,559.5	915.0	751.7	163.3
Corporate	—	—	—	54.5	(54.5)

Total	$2,474.5	$1,559.5	$915.0	$806.2	$108.8

Nine months ended July 31, 2003
URS Division	$1,672.3	$1,005.1	$667.2	$547.0	$120.2
EG&G Division	676.3	476.2	200.1	165.6	34.5
Corporate	—	—	—	27.5	(27.5)

Total	$2,348.6	$1,481.3	$867.3	$740.1	$127.2

		Direct		Indirect,
		Operating	Gross	General and	Operating
	Revenues	Expenses	Profit	Administrative	Income (Loss)
	(In millions)
Increase (decrease) for nine months ended July 31, 2004 vs 2003
URS Division	$(7.0)	$(26.6)	$19.6	$18.1	$1.5
EG&G Division	135.6	107.5	28.1	21.0	7.1
Eliminations	(2.7)	(2.7)	—	—	—

	125.9	78.2	47.7	39.1	8.6
Corporate	—	—	—	27.0	(27.0)

Total	$125.9	$78.2	$47.7	$66.1	$(18.4)

URS Division

     The URS Division’s revenues for the nine months ended July 31, 2004 decreased by less than 1% compared with the same period last year. This decrease was mainly due to decreases in revenues from our state and local government and domestic private industry clients, partially offset by revenue growth from our federal government clients, the effect of foreign currency exchange fluctuations and revenue growth from our international business.

     The following table presents the URS Division’s revenues by client types for the nine months ended July 31, 2004 and July 31, 2003.

	Nine Months Ended July 31,
			Increase	Percentage
			(decrease)	increase
			2004	(decrease)
	2004	2003	vs 2003	2004 vs 2003
	(In millions, except percentage)
Revenues
Federal government clients	$365	$344	$21	6%
State and local government clients	481	489	(8)	(2%)
Domestic private industry clients	583	646	(63)	(10%)
International clients	235	194	41	21%

Total revenues	$1,664	$1,673	$(9)	(1%)

     Revenues from our federal government clients in the URS Division for the nine months ended July 31, 2004 increased 6% compared with the same period last year. This increase was driven by our growth in homeland security and environmental and facilities projects. The growth in these projects was driven by various factors, as discussed above.

     Revenues from our state and local government clients for the nine months ended July 31, 2004 decreased by 2% compared with the same period last year. In general, the state budget situation slowly improved with selected pockets of growth in the Southeast, Mid-Atlantic and Northeast regions. The recovery remained uneven, however, and budget constraints continued to limit project expenditures in many states, resulting in delays in the planning, design and construction of some projects. In addition, the continuing delay in the passage of the successor bill to TEA -21 contributed to the delay of several major transportation projects. We continued to benefit, however, from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market – such as K-12 schools, water/wastewater and air transportation – where funding is more stable or growing.

     Revenues from our domestic private industry clients for the first nine months of fiscal year 2004 decreased by 10% compared with the same period last year. Although we saw some indications of recovery in capital spending by our domestic private industry clients, many of our clients, particularly in the manufacturing and chemical industries, remained cautious. However, our strategic focus of the past several years to win Master Service Agreement contracts with major domestic private industry clients in the pharmaceutical, automotive, oil and gas, and power sectors helped to offset the decline in revenues in this part of the business. We also benefited from stricter air pollution control limits under the Clean Air Act, which has resulted in increased revenues from emissions control projects at power plants.

     Revenues from our international clients for the first nine months of fiscal year 2004 increased 21% compared with the same period last year. Approximately 12% of the increase was due to foreign currency exchange fluctuations and 9% was due to growth in our Asia Pacific and European regions. The revenue growth in the Asia Pacific region was due to increases in surface and air transportation projects in Australia and New Zealand, driven by the improvements in the respectively country’s economies. The revenue growth in Europe was due to increases in facilities and environmental projects.

     The URS Division’s direct operating expenses for the nine months ended July 31, 2004 decreased by 2.6% compared with the same period last year. This decrease was due to a decrease of $43.0 million in total subcontractor and other direct costs, which are comprised of travel, supplies and other incidental project costs, offset by an increase in direct labor of $16.4 million.

     The URS Division’s gross profit for the nine months ended July 31, 2004 increased by 2.9% compared with the same period last year. Our gross profit margin percentage also increased from 39.9% during the nine months ended July 31, 2003 to 41.2% for the nine months ended July 31, 2004. Our gross profit margin percentage increased primarily because our direct labor costs, which generally bear higher profit margins than our subcontractor costs and other direct expenses, accounted for a higher percentage of our total direct operating expenses during the nine months ended July 31, 2004 (46.3%), compared with the nine months ended July 31, 2003 (43.4%).

     The URS Division’s IG&A expenses for the nine months ended July 31, 2004 increased by 3.3% compared with same period last year. This increase was due to increases of $17.0 million in employee benefits costs resulting primarily from higher healthcare costs, $9.0 million in sales and business development expense resulting from increased sales and proposal activities, and $4.0 million in bad debt expense. These increases were offset by decreases in several items, including $2.8 million in utilities, $2.8 million in legal expenses, $1.6 million in services provided by outside consultants and vendors, and $3.2 million in indirect labor resulting from an increase in labor hours chargeable to contracts.

EG&G Division

     The EG&G Division’s revenues for the nine months ended July 31, 2004 increased by 20.1% compared with the same period last year. This increase was driven by overall growth in defense-related work, including operations and maintenance and homeland security projects. In addition, due to increased military activity, our work under existing outsourcing contracts to provide engineering and technical services to refurbish and upgrade military equipment and systems increased. Homeland security revenues remained strong, with increased work in the design, development and conduct of security preparedness exercises around the country.

     The EG&G Division’s direct operating expenses for the nine months ended July 31, 2004 increased by 22.6% compared with the same period last year. Our increased revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.

     The EG&G Division’s gross profit for the nine months ended July 31, 2004 increased by 14.0%, compared with the same period last year. The increase in gross profit was primarily due to increased revenues from existing defense technical services and military equipment maintenance contracts; however, gross profit grew at a slower rate than revenue because the contracts that generated most of the increase in revenue generated lower gross profit compared to our total existing contract base.

     The EG&G Division’s IG&A expenses for the nine months ended July 31, 2004 increased by 12.7% compared with the same period last year. The increase in indirect expenses was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to result in an increase in indirect expenses. Employee benefits costs increased by approximately $11.0 million and other employee-related expenses, such as travel and recruiting expenses, increased by $3.7 million due to a higher employee headcount as a result of an increase in work volume. In addition, we incurred a $10.0 million increase in administrative program support and other general and administrative costs as a result of a higher business volume. These increases were offset by a decrease of $4.4 million in indirect labor costs resulting from an increase in labor hours chargeable to contracts. Indirect expenses as a ratio of revenues were 23.0% and 24.5% for the nine months ended July 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

	Nine Months Ended July 31,
	2004	2003
	(In millions)
Cash flows provided by operating activities	$87.1	$134.5
Cash flows used by investing activities	(15.7)	(14.3)
Cash flows used by financing activities	(48.5)	(114.6)
Proceeds from common stock offering, net of related expenses	204.3	—

     Our primary sources of liquidity have been cash flows from operations, borrowings under the credit line from our Credit Facility and, during the nine months ended July 31, 2004, a public common stock offering. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the execution of a significant acquisition, we would likely need to acquire additional sources of financing. Although we have no current acquisition plans, we believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions. We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Legal and contractual restrictions as well as the financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them.

•	Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of July 31, 2004 and has deemed it to be adequate; however, the current economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.

Operating Activities

     The decrease in cash flows from operations for the nine months ended July 31, 2004, compared with the same period last year, was primarily due to the following factors:

•	The unusually high level of cash collections during the first nine months of fiscal year 2003 was a result of a catch-up in billings and collections as an accounting system conversion, which occurred during the fourth quarter of fiscal year 2002, caused a delay in billings and partially resulted in a higher outstanding balance of our account receivables at the beginning of fiscal year 2003.

•	The timing of our income tax payments resulted in a higher level of payment during the first nine months ended July 31, 2004 compared with the same period of last year.

Investing Activities

     As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the first nine months of fiscal year 2004 and 2003, were $9.4 million and $13.5 million, respectively.

Financing Activities

     During the nine months ended July 31, 2004, we repaid approximately $29.0 million on our Credit Facility, $70 million on our 11½% notes, $180 million on our 12¼% notes, $4.0 million payments on note payables, and $11.2 million on capital lease obligations. We also retired the $6.5 million outstanding balance of our 8 5/8% senior subordinated debentures. During the same period, we borrowed an additional of $25.0 million of our Term Loan B under our Credit Facility and drew $16.7 million on our revolving line of credit. In addition, we borrowed $9.4 million under capital lease obligations for equipment purchases and $3.0 million from notes payable and paid $2.8 million for financing fees as a result of amending our Credit Facility.

     During April 2004, we sold an aggregate of 8.1 million shares of our common stock through an underwritten public offering. The offering price of our common stock was $26.50 per share and the total offering proceeds to us was $204.3 million, net of underwriting discounts and commissions and other offering related expenses of $10.5 million.

     We used the net proceeds from this common stock offering plus the borrowings under our Credit Facility and cash available on hand to redeem $70 million of our 11½% Senior Notes (“11½% notes”) and $180 million of our 12¼% Senior Subordinated Notes (“12¼% notes”) during the third quarter of fiscal year 2004. As a result of the aforementioned redemptions, we recognized a pre-tax charge of $27.4 million during the third quarter of our fiscal year 2004 consisting of the write-off of $8.3 million in unamortized financing fees, issuance costs and debt discounts and payments totaling $19.1 million for call premiums.

     The decrease of $66.1 million in net cash used by financing activities for the nine months ended July 31, 2004 compared with the same period last year was due to the following major factors:

•	net proceeds generated from our public common stock offering of $204.3 million; and

•	increase of $16.0 million in proceeds from sale of common stock from the employee stock purchase plan and exercise of stock options, resulting from the increase in our common stock price; offset by

•	payment of $19.1 million in call premiums;

•	payment of $2.8 million in financing fees; and

•	increase in net debt payments and redemptions of $132.2 million.

     During the third quarter of 2004, we entered into the fifth amendment to our Credit Facility, dated June 4, 2004. This amendment reduced out interest rate margins to 1.25% for base rate borrowings and to 2.25% for Eurodollar borrowings, increased the credit limit on our revolving line of credit to $225.0 million and increased the outstanding amount of our Term Loan B by $25.0 million. This amendment has also enabled us to achieve an additional 0.25% reduction in interest rate margins to 1.00% for base rate borrowings and to 2.00% for Eurodollar borrowings since Moody’s increased our credit rating from Ba3 to Ba2 on August 18, 2004.

     Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of July 31, 2004.

		Principal Payments Due by Period
Contractual Obligations		Less Than			After 5
(Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of July 31, 2004:
Senior Secured Credit Facility:
Term loan A	$83,610	$11,259	$63,307	$9,044	$—
Term loan B	270,198	693	5,543	263,962	—
Line of credit	16,714	16,714	—	—	—
11½% senior notes (1), (3)	130,000	—	—	—	130,000
12¼% senior subordinated notes (4)	20,000	—	—	20,000	—
6½% convertible subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	38,026	13,128	19,055	5,780	63
Notes payable and other indebtedness	9,771	3,399	6,349	23	—

Total debt	570,117	45,193	94,254	298,809	131,861
Operating lease obligations (2)	348,334	68,753	118,386	89,519	71,676
Purchase obligations (5)	15,680	15,680	—	—	—

Total contractual obligations	$934,131	$129,626	$212,640	$388,328	$203,537

(1)	Amounts shown exclude remaining original issue discounts of $2.2 million and $19,000 (or nineteen thousands dollars) for our 11½% notes and our 6½% Convertible Subordinated Debentures, respectively.

(2)	These operating leases are predominantly real estate leases.

(3)	On May 14, 2004, we redeemed $70 million of our 11½% notes by using the net proceeds from our common stock offering.

(4)	On May 14, June 2, and July 14, 2004, we redeemed $110 million, $50 million and $20 million, respectively, of our 12¼% notes by using the net proceeds from our common stock offering, borrowings from our Credit Facility and available cash on hand.

(5)	Amount represents our 60% share of total purchase obligations of Advatech, LLC, a 60%-owned, consolidated joint venture.

Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:

•	As of July 31, 2004, we had a total available balance of $55.9 million in standby letters of credit under our Credit Facility. The letters of credit are provided to clients and others in the ordinary course of business against advance payments and to support other business arrangements. We are required to reimburse the issuers of letters of credit for any payments they make under the letters of credit. The credit line which covers the issuance of our standby letters of credit is critical for our normal operations. If we default on this credit line, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•	We have guaranteed the credit facility of EC III, LLC, a 50%-owned, unconsolidated joint venture, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is 19 months. The maximum potential amount of future payments, which we could be required to make under this guarantee at July 31, 2004, was $6.5 million.

•	From time to time, we may provide guarantees related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no guarantee claims for which losses have been recognized.

•	We have an agreement to indemnify our joint venture partner up to $25 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the JT3, LLC joint venture.

•	EG&G’s defined benefit pension plan and post-retirement medical plan have funding requirements. We expect to make cash contributions of approximately $5.8 million and $0.2 million for fiscal year 2004 to EG&G’s defined benefit pension plan and post-retirement medical plan, respectively.

     See Note 4, “Current and Long-term Debt,” in the Notes to Consolidated Financial Statements for descriptions of various debts listed in the contractual obligations table above.

     Capital Leases. As of July 31, 2004, we had $38.0 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.

     Operating Leases. As of July 31, 2004, we had approximately $348.3 million in obligations under our operating leases, consisting primarily of real estate leases.

     Other Related-Party Transactions. Some of our officers, directors and employees may have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted and deferred stock and the payment of withholding taxes due with respect to such exercises and vesting. These officers, directors and employees may continue to dispose of shares of our common stock in this manner and for similar purposes.

     Financing Alternatives. We frequently evaluate alternative capital structures and consider the potential benefits of various financing strategies, including both debt and equity vehicles. We expect to continue to pursue opportunities to improve our capital structure when opportunities arise.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the third quarter of fiscal year 2004, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment and to our expectation of retiring variable rate debt over the next two years by using available cash from operations. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

     Enterprise Resource Program (“ERP”). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and convert to a new ERP system. As of August 1, 2004, approximately 60% of our total revenues are processed on this new ERP system. We expect to convert the remaining URS Division’s legacy systems over the next 15 months. We intend to convert the EG&G Division’s accounting system to the ERP system by 2006.

     The capitalized costs of implementing our new ERP system, including hardware, software licenses, consultants and internal staffing costs will be approximately $65.0 million, excluding the potential costs associated with the conversion of the EG&G Division’s ERP system. As of July 31, 2004, we had capitalized costs of approximately $58.7 million for this project, with the remaining costs to be incurred through fiscal year 2005. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

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

     The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our Annual Report on Form 10-K for the year ended October 31, 2003. To date, there have been no material changes to these critical accounting policies during our fiscal year ending October 31, 2004.

Adopted and Recently Issued Statements of Financial Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. Although we have no special purpose entities (“SPEs”) as defined in FIN 46, we evaluated the impact of FIN 46 related to our joint ventures with third parties. We adopted FIN 46-R as of April 30, 2004.

     In general, we account for non-special purpose entities (“non-SPEs”) in accordance with Emerging Issues Task Force Issue 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (“EITF 00-01”), or in accordance with the equity method of accounting. Our adoption of FIN 46-R did not have a material impact on our accounting for these non-SPEs created prior to February 1, 2003 and we continue to account for these non-SPEs under the equity method or under EITF 00-01, as appropriate.

     FIN 46-R requires that all entities, regardless of whether or not a special purpose entity, created subsequent to January 31, 2003, be evaluated for consolidation purposes. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on our consolidated financial statements. Future joint venture or partnership agreements requiring consolidation under FIN 46-R could have a material impact on our consolidated financial statements.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (“Revised SFAS 132”). Revised SFAS 132 retains disclosure requirements from the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Our required Revised SFAS 132 interim disclosures are included in Note 3, “Employee Retirement Plans.”

     On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force Consensus No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Additionally, SAB 104 rescinds the

SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have any material multiple element arrangements and thus SAB 104 does not impact our financial statements nor is adoption of SAB 104 considered a change in accounting principle.

     On January 12, 2004 and May 19, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1 and 106-2, respectively, both entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law in December 2003 and establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare’s prescription drug coverage. FSP 106-1 permits employers that sponsor postretirement benefit plans to make a one-time election to defer accounting for any effects of the Medicare Act until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Medical Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Under FSP 106-1, we elected to defer accounting for the effects of the Medicare Act. Our deferral remains in effect until the effective date of FSP 106-2, which provides guidance on the accounting for the effects of the Medicare Act by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 requires those employers to provide disclosures regarding the effects of the federal subsidy provided by the Medicare Act. For entities that elected deferral and for which the impact is significant, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. We are currently evaluating the impact of the Medicare Act on our postretirement plans. Should adoption of FSP 106-2 have a significant impact on our financial statements, we may be required to recognize the effects of the Medicare Act during the fourth quarter of our fiscal year 2004.

     On April 9, 2004, FASB issued FASB Staff Position No. 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, “Disclosure of Information about Capital Structure” apply to all contingently convertible securities and to their potentially dilutive effects on earnings per share (“EPS”), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included above under “Income Per Common Share.” Our 6½% debentures are convertible into shares of our common stock; however, the number of shares which they could be converted into is not material to our income per share computation.

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

     We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, Service Contract Act, and Department of Defense security regulations, as well as many other rules and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose added costs to our business operations. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

Unexpected termination of our book of business could harm our operations and adversely affect our future revenues.

     We account for all contract awards that may be recognized as revenues as our book of business, which includes backlog, designations, option years and indefinite delivery contracts. Our backlog consists of the amount billable at a particular point in time for future services under signed contracts. Our designation contracts consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our indefinite delivery contracts are signed contracts under which we perform work only when our client issues specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under indefinite delivery contracts. Unexpected termination of a substantial portion of our book of business could harm our operations and adversely affect our future revenues.

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

     Most of our revenues generated from government contracts are awarded through a regulated competitive procurement process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under the government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

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

     We sometimes perform projects jointly with outside partners in order to enter into subcontracts, joint ventures and other contractual arrangements so that we can jointly bid on and execute a particular project. Success on these joint projects depends largely on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and risk of loss or reduced profit on the project.

Our substantial indebtedness could adversely affect our financial condition.

     As of July 31, 2004, we had $567.9 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us, including the following:

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

     Our Credit Facility and our indentures relating to our outstanding notes and our other outstanding indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and make distributions to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our Credit Facility or our outstanding indebtedness;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates;

•	sell or exchange assets;

•	acquire the assets of, or merge or consolidate with, other companies;

•	pledge assets that would result in less security for our debt holders; and

•	make capital expenditures.

     Our Credit Facility also requires that we maintain certain financial ratios, which we may not be able to achieve. The covenants in our various debt instruments may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

We may incur substantial costs of compliance with, or liabilities under, environmental laws and regulations.

     A substantial portion of our business involves the planning, design and program and construction management of pollution control facilities as well as the assessment and management of remediation activities at hazardous waste sites and military bases. We also contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. Federal laws, including but not limited to the Resource Conservation and Recovery Act of 1976, as amended, or RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, as well as other governmental laws strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. In addition, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could impact our revenues.

     Federal and state laws, regulations, and programs related to pollution and environmental protection generate, either directly or indirectly, much of our environmental business. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that may have a material adverse effect on our revenues.

Our liability for damages due to legal proceedings may significantly reduce our net income.

     Various legal proceedings are pending against us and certain of our subsidiaries alleging among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. In some actions, parties are seeking damages that exceed our insurance coverage or are not insured. Our services may require us to make judgments and recommendations about environmental, structural and other physical conditions at project sites. If our judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. If we sustain damages that exceed our insurance coverage or that are not insured, there could be a material adverse effect on our net income.

It may be expensive to obtain and maintain adequate insurance coverage to meet our needs.

     We obtain insurance from third parties to cover our potential risks and liabilities. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want or may not be able to acquire any insurance for certain types of business risk.

This could leave us exposed to potential claims. If we were found liable for a significant uninsured claim in the future that is not covered by our insurance, our operating results could be negatively impacted.

A general decline in U.S. defense spending could harm our operations and adversely affect our future revenues.

     Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented approximately 33% our total revenues for the nine months ended July 31, 2004. While spending authorization for defense-related programs have increased significantly in recent years due to greater homeland security and foreign military commitments and a general outsourcing trend by the federal government to outsource government jobs to the private sector, these spending levels may not be sustainable, and future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Therefore, a general decline in United States defense spending could harm our operations and adversely affect our future revenues.

Our overall market share will decline if we are unable to compete successfully in our industry.

     We operate in a highly fragmented and competitive worldwide market in our service areas. As a result, we compete with many domestic and international engineering and consulting firms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we provide services. In addition, some of our competitors have substantially more financial resources and/or financial flexibility than we do. Furthermore, the engineering design services market has been undergoing consolidation, particularly in the United States. If our competitors consolidate, they will likely increase their market share and gain economies of scale that enhance their ability to compete with us. These competitive forces could have a material adverse effect on our business, financial condition and results of operations by reducing our relative share in the markets we serve.

Ownership of our common stock is concentrated among stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

     As of July 31, 2004, our officers and directors and their affiliates beneficially owned approximately 20% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

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

     The FASB has proposed changes in accounting for equity compensation by issuing an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95 on March 31, 2004, which, if adopted, would require us to recognize, as an expense, the fair value of stock options and other equity-

related compensation to employees. If we elect or are required to record an expense for our equity-related compensation plans using the fair value method, we could have significant and ongoing accounting charges that could reduce our overall net income. In addition, since we historically have used equity-related compensation as one component of our total employee compensation program, the proposed accounting change could make the use of equity-related compensation less attractive and therefore make it more difficult to attract and retain employees.

Our international operations are subject to a number of risks that could harm our operations and adversely affect our future revenues.

     As a multinational company, we have operations in over 20 countries and derived approximately 9% and 8% of our revenues from international operations for the nine months ended July 31, 2004 and 2003, respectively. International business is subject to a variety of special risks, including:

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

     We are continuing to integrate a new company-wide accounting and project management software system. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our customers and collect cash in a timely manner. Our intention to integrate the EG&G Division’s accounting systems with our ERP system may further complicate implementation of the new system as it may require a system modification to support the EG&G Division’s business requirements.

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

     As of July 31, 2004, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $353.8 million under our Credit Facility at July 31, 2004, if market rates averaged 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $2.1 million. Conversely, if market rates averaged 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $2.1 million.

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

     (b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. See Note 5, “Commitments and Contingencies” for a discussion of some of these legal proceedings. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.

     Currently, we have limits of $125 million per loss and $125 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4 million, $5 million and $5 million, respectively.

     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date – even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

     Although the outcome of our legal proceedings can not be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described above, individually or collectively, are likely to exceed established reserves or our insurance coverage and, therefore, we do not believe that they are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) Stock Repurchases

     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock shares during each month within the third quarter of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

			(c) Total Number
			of Shares	(d) Maximum Number (or
	(a) Total		Purchased as Part	Approximate Dollar
	Number of	(b) Average	of Publicly	Value) of Shares that May
	Shares	Price Paid	Announced Plans	Yet be Purchased Under
Period	Purchased (1)	per Share	or Programs	the Plans or Programs
May. 1, 2004 – May 31, 2004	—	—	—	—
June 1, 2004 – June 30, 2004	3,937	$26.00	—	—
July 1, 2004 – July 31, 2004	11,594	$25.75	—	—

Total	15,531		—	—

(1)	Stock-for-stock exchanges for payments of exercise cost and withholding taxes upon exercises of stock options or vesting of restricted or deferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

(a) Exhibits

4.1	Amended and Restated Articles of Incorporation of Aman Environmental Construction, Inc., a California corporation, dated September 9, 2004. FILED HEREWITH.

4.2	Amended and Restated Articles of Incorporation of Banshee Construction Company, Inc., a California corporation, dated September 9, 2004. FILED HEREWITH.

4.3	Amended and Restated Articles of Incorporation of Cleveland Wrecking Company, a California corporation, dated September 9, 2004. FILED HEREWITH.

4.4	Amended and Restated Limited Liability Company Agreement for URS Resources, LLC, a Delaware limited liability company, dated September 9, 2004. FILED HEREWITH.

4.5	Amended and Restated Limited Liability Company of Radian International LLC, a Delaware limited liability company, dated September 9, 2004. FILED HEREWITH.

4.6	Amended and Restated Certificate of Incorporation of Signet Testing Laboratories, Inc. a Delaware corporation, dated September 9, 2004. FILED HEREWITH.

4.7	Amended and Restated Certificate of Incorporation of URS Corporation, a Nevada corporation, dated September 9, 2004. FILED HEREWITH.

4.8	Amended and Restated Certificate of Incorporation of URS Corporation Great Lakes, a Michigan corporation, dated September 9, 2004. FILED HEREWITH.

4.9	Amended and Restated Certificate of Incorporation of URS Corporation — Maryland, a Maryland corporation, dated September 9, 2004. FILED HEREWITH.

4.10	Amended and Restated Certificate of Incorporation of URS Corporation — Ohio, an Ohio corporation, dated September 9, 2004. FILED HEREWITH.

4.11	Amended and Restated Articles of Incorporation of URS Corporation Southern, a California corporation, dated September 9, 2004. FILED HEREWITH.

4.12	Amended and Restated Certificate of Incorporation of URS Group, Inc., a Delaware corporation, dated September 9, 2004. FILED HEREWITH.

4.13	Amended and Restated Certificate of Incorporation of URS Holdings, Inc., a Delaware corporation, dated September 9, 2004. FILED HEREWITH.

4.14	Amended and Restated Certificate of Incorporation of URS International, Inc., a Delaware corporation, dated September 9, 2004. FILED HEREWITH.

4.15	Amended and Restated Certificate of Incorporation of Lear Siegler Services, Inc., a Delaware corporation, dated September 9, 2004. FILED HEREWITH.

4.16	Amended and Restated Certificate of Incorporation of URS Operating Services, Inc., a Delaware corporation, dated September 9, 2004. FILED HEREWITH.

4.17	Amended and Restated Certificate of Incorporation of EG&G Defense Materials, Inc., a Utah corporation, dated September 9, 2004. FILED HEREWITH.

4.18	Amended and Restated Certificate of Incorporation of EG&G Technical Services, Inc., a Delaware corporation, dated September 9, 2004. FILED HEREWITH.

10.1	Form of Director Indemnification Agreement filed as Exhibit 10.4 to our Form 10-Q for the quarterly period ended on April 30, 2004 and incorporated by reference herein, dated as of August 6, 2004, between URS Corporation and Betsy Bernard.

10.2	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed between URS Corporation and Martin M. Koffel for 75,000 shares of common stock. FILED HEREWITH.

10.3	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, dated as of July 12, 2004, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units. FILED HEREWITH.

10.4	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Kent P. Ainsworth for 40,000 shares of common stock and Joseph Masters for 7,500 shares of common stock. FILED HEREWITH.

10.5	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 7,500 shares of common stock, Reed N. Brimhall for 7,500 shares of common stock, Gary Jandegian for 15,000 shares of common stock, George Melton for 10,000 shares of common stock and Mary E. Sullivan for 7,500 shares of common stock. FILED HEREWITH.

10.6	Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, dated as of July 12, 2004, executed between URS Corporation and Joseph Masters for 10,000 shares of common stock. FILED HEREWITH.

10.7	Forms of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, adopted July 12, 2004 as the standard forms under the 1999 Equity Incentive Plan, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 10,000 shares of common stock, Reed N. Brimhall for 10,000 shares of common stock, Gary Jandegian for 15,000 shares of common stock, Susan B. Kilgannon for 5,000 shares of common stock, George Melton for 10,000 shares of common stock, David C. Nelson for 5,000 shares of common stock, Olga Perkovic for 3,000 shares of common stock and Mary E. Sullivan for 10,000 shares of common stock. FILED HEREWITH.

10.8	URS Corporation 1999 Equity Incentive Plan, as amended, effective July 12, 2004. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URS CORPORATION

Dated September 9, 2004	/s/ Kent P. Ainsworth

Kent P. Ainsworth
Executive Vice President,
Chief Financial Officer and Secretary

Exhibit No.	Description
4.1	Amended and Restated Articles of Incorporation of Aman Environmental Construction, Inc., a California corporation, dated September 9, 2004.

4.2	Amended and Restated Articles of Incorporation of Banshee Construction Company, Inc., a California corporation, dated September 9, 2004.

4.3	Amended and Restated Articles of Incorporation of Cleveland Wrecking Company, a California corporation, dated September 9, 2004.

4.4	Amended and Restated Limited Liability Company Agreement for URS Resources, LLC, a Delaware limited liability company, dated September 9, 2004.

4.5	Amended and Restated Limited Liability Company of Radian International LLC, a Delaware limited liability company, dated September 9, 2004.

4.6	Amended and Restated Certificate of Incorporation of Signet Testing Laboratories, Inc. a Delaware corporation, dated September 9, 2004.

4.7	Amended and Restated Certificate of Incorporation of URS Corporation, a Nevada corporation, dated September 9, 2004.

4.8	Amended and Restated Certificate of Incorporation of URS Corporation Great Lakes, a Michigan corporation, dated September 9, 2004.

4.9	Amended and Restated Certificate of Incorporation of URS Corporation — Maryland, a Maryland corporation, dated September 9, 2004.

4.10	Amended and Restated Certificate of Incorporation of URS Corporation — Ohio, an Ohio corporation, dated September 9, 2004.

4.11	Amended and Restated Articles of Incorporation of URS Corporation Southern, a California corporation, dated September 9, 2004.

4.12	Amended and Restated Certificate of Incorporation of URS Group, Inc., a Delaware corporation, dated September 9, 2004.

4.13	Amended and Restated Certificate of Incorporation of URS Holdings, Inc., a Delaware corporation, dated September 9, 2004.

4.14	Amended and Restated Certificate of Incorporation of URS International, Inc., a Delaware corporation, dated September 9, 2004.

4.15	Amended and Restated Certificate of Incorporation of Lear Siegler Services, Inc., a Delaware corporation, dated September 9, 2004.

4.16	Amended and Restated Certificate of Incorporation of URS Operating Services, Inc., a Delaware corporation, dated September 9, 2004.

4.17	Amended and Restated Certificate of Incorporation of EG&G Defense Materials, Inc., a Utah corporation, dated September 9, 2004.

4.18	Amended and Restated Certificate of Incorporation of EG&G Technical Services, Inc., a Delaware corporation, dated September 9, 2004.

Exhibit No.	Description
10.2	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed between URS Corporation and Martin M. Koffel for 75,000 shares of common stock.

10.3	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, dated as of July 12, 2004, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units.

10.4	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Kent P. Ainsworth for 40,000 shares of common stock and Joseph Masters for 7,500 shares of common stock.

10.5	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 7,500 shares of common stock, Reed N. Brimhall for 7,500 shares of common stock, Gary Jandegian for 15,000 shares of common stock, George Melton for 10,000 shares of common stock and Mary E. Sullivan for 7,500 shares of common stock.

10.6	Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, dated as of July 12, 2004, executed between URS Corporation and Joseph Masters for 10,000 shares of common stock.

10.7	Forms of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, adopted July 12, 2004 as the standard forms under the 1999 Equity Incentive Plan, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 10,000 shares of common stock, Reed N. Brimhall for 10,000 shares of common stock, Gary Jandegian for 15,000 shares of common stock, Susan B. Kilgannon for 5,000 shares of common stock, George Melton for 10,000 shares of common stock, David C. Nelson for 5,000 shares of common stock, Olga Perkovic for 3,000 shares of common stock and Mary E. Sullivan for 10,000 shares of common stock.

10.8	URS Corporation 1999 Equity Incentive Plan, as amended, effective July 12, 2004.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.