Form 10-K
period 2004-10-31
URS CORP /NEW/
filed 2005-01-13
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission file number 1-7567

URS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-1381538
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

600 Montgomery Street, 26th Floor
San Francisco, California	94111-2728
(Address of principal executive offices)	(Zip Code)

(415) 774-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Shares, par value $.01 per share	New York Stock Exchange
Pacific Exchange

6 1/2 % Convertible Subordinated Debentures due 2012	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑   No ☐

On January 3, 2005, there were 43,835,413 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock of the registrant held by non-affiliates on January 3, 2005 and April 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,149.4 million and $917.4 million, respectively, based upon the closing sales price of the registrant’s Common Stock on such date as reported in the consolidated transaction reporting system. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Common Stock of the registrant are deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

Items 10, 11, 12 and 14 of Part III incorporate information by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 22, 2005.

URS CORPORATION AND SUBSIDIARIES

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue, future contributions to our retirement and health plans, our future real estate leasing, future maintenance of our insurance coverage, future outcomes of our legal proceedings, future guarantees and debt service obligations, future capital resources, future utilization of our net operating losses and deferred tax assets, future accounting and project management conversion and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: the ongoing economic downturn; our ability to comply with government contract procurement regulations; changes in our book of business; our dependence on government appropriations and procurements; our ability to profitably execute our contracts and guarantees; our leveraged position; our ability to service our debt; liability for pending and future litigation; the impact of changes in the laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with international operations; our ability to successfully integrate our accounting and project management software; our relationship with our labor unions; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19, Risk Factors That Could Affect Our Financial Condition and Results of Operations beginning on page 41, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART III
Item 10. Directors and Executive Officers of the Registrant	105
Item 11. Executive Compensation	105
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105
Item 13. Certain Relationships and Related Transactions	105
Item 14. Principal Accountant Fees and Services	105
PART IV
Item 15. Exhibits and Financial Statement Schedules	106
EXHIBIT 4.57
EXHIBIT 4.58
EXHIBIT 4.59
EXHIBIT 4.60
EXHIBIT 4.61
EXHIBIT 4.62
EXHIBIT 4.63
EXHIBIT 4.64
EXHIBIT 4.65
EXHIBIT 4.66
EXHIBIT 4.67
EXHIBIT 4.68
EXHIBIT 10.14
EXHIBIT 10.17
EXHIBIT 10.39
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 24.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

ITEM 1. BUSINESS

Summary

     We are one of the largest engineering design services firms worldwide and a major U.S. federal government contractor for systems engineering and technical assistance and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services and defense markets, although we perform some construction work. We operate through two divisions: the URS Division and the EG&G Division. Our URS Division provides a comprehensive range of professional planning and design, program and construction management, and operations and maintenance services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and internationally. Our EG&G Division provides planning, systems engineering and technical assistance, operations and maintenance, and program management services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security. For information on our business by segment and geographic regions, please refer to Note 7, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Clients, Services and Markets

     We market our services to federal government agencies, state and local government agencies, private industry, and international clients through our extensive network of approximately 300 offices and contract specific job sites across the U.S. and in more than 20 foreign countries. We currently have many active projects, with no single project accounting for more than 6% of our revenues for fiscal 2004.

     We focus our expertise on eight key markets: transportation, environmental, facilities, commercial/industrial, water/wastewater, homeland security, defense systems, and installations and logistics.

     The following table summarizes our revenues, representative services and representative markets by client type for our fiscal year ended October 31, 2004.

% of
Revenues
(Based on
Client Type	FY 04 results)		Representative Services		Representative Markets

Federal		•	Operations and Maintenance	•	Facilities
Government	48%	•	Systems Engineering and Technical	•	Environmental
			Assistance	•	Homeland Security
		•	Planning and Design	•	Defense Systems
		•	Program Management	•	Installations and
		•	Construction Management		Logistics
				•	Transportation

State and Local	20%	•	Planning and Design	•	Transportation
Government		•	Program Management	•	Facilities
		•	Construction Management	•	Homeland Security
		•	Operations and Maintenance	•	Environmental
				•	Water/Wastewater

Private Industry	23%	•	Planning and Design	•	Commercial/Industrial
		•	Program Management	•	Facilities
		•	Construction Management	•	Water/Wastewater
		•	Operations and Maintenance	•	Homeland Security

% of
Revenues
(Based on
Client Type	FY 04 results)		Representative Services		Representative Markets

International	9%	•	Planning and Design	•	Transportation
		•	Program Management	•	Facilities
		•	Construction Management	•	Environmental
		•	Operations and Maintenance	•	Water/Wastewater
				•	Commercial/Industrial
				•	Homeland Security
				•	Defense Systems

Clients

     We provide our services to a broad range of domestic and international clients, including agencies of the U.S. federal government, state and local government agencies and private industry clients located both in the U.S. and abroad. The demand for our services comes from budgeting and capital spending decisions made by the U.S. federal government, state and local government agencies and public and private companies. The following table summarizes the primary client type serviced by our URS and EG&G Divisions for the fiscal year ended October 31, 2004.

Clients	URS Division	EG&G Division
Federal Government	✓	✓
State and Local Government	✓	—
Private Industry	✓	—
International	✓	—

✓ a primary client type for the division.

— not a primary client type for the division.

     U.S. Federal Government. We are a major government contractor for systems engineering and technical assistance, and operations and maintenance, providing services to the Departments of Defense, Homeland Security, Justice, Energy and Treasury, the Environmental Protection Agency, NASA, the United States Postal Service and the General Services Administration. Following a steady decline in uniformed and civilian personnel levels throughout the 1990s, the Department of Defense has used contractors for large, multi-service government outsourcing contracts in support of military operations. Our revenues from U.S. federal government agencies exclude revenues arising from federal grants or matching funds allocated to and passed through state and local government agencies. We serve U.S. federal government clients through both our URS and EG&G Divisions.

     State and Local Government. Our state and local government agency clients include various local municipalities, community planning boards, state and municipal departments of transportation and public works, transit authorities, water and wastewater authorities, environmental protection agencies, school boards and authorities, judiciary agencies, public hospitals and airport authorities. In the United States, substantially all spending for infrastructure – transportation facilities, public buildings and water and wastewater systems – is coordinated through these agencies. Our revenues from state and local governments include revenues arising from federal grants or matching funds provided to state and local government agencies. Our state and local government clients are primarily served by the URS Division.

     Private Industry. Our private industry clients include various Fortune 500 clients, many with international operations, from a broad range of industries, including chemical, pharmaceutical, oil and gas, power, manufacturing, mining and forest products. Over the past several years, many of these companies have reduced the number of service providers they use, selecting larger, multi-service contractors with international operations in order to control overhead costs. Our private industry clients are served primarily through the URS Division.

     International Business. The focus of our international business is to provide a range of services to our multinational private industry clients and foreign governmental agencies in the Americas (outside the U.S.), Europe and Asia Pacific. Although both the URS and EG&G Divisions work outside of the United States, our clients based outside of the United States are served primarily by the URS Division.

Services

     We provide professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services to the U.S. federal, state, and local government agencies, as well as private industry and international clients. These services are delivered through a network of offices and contract-specific job sites. Although we are typically the prime contractor, in some cases, we provide services as subcontractors or through joint ventures or partnership agreements with other service providers. The following table summarizes the services provided by our URS and EG&G Divisions for the fiscal year ended October 31, 2004.

Services	URS Division	EG&G Division
Planning and Design	✓	✓
Systems Engineering and Technical Assistance	—	✓
Construction Management	✓	—
Program Management	✓	✓
Operations and Maintenance	✓	✓

✓ the Division provides the listed service.

— the Division does not provide the listed service.

     Planning and Design. The planning process is typically used to develop a blueprint or overall scheme for a project. Based on the project requirements identified during the planning process, detailed plans are developed, which may include material specifications, construction cost estimates and schedules. Our planning and design services include the following:

•	master planning;

•	land-use planning;

•	transportation planning;

•	technical and economic feasibility studies;

•	environmental impact assessments;

•	permitting to ensure compliance with applicable regulations;

•	the analysis of alternative designs; and

•	the development of conceptual and final design documents.

     We provide planning and design services for the construction of new transportation projects and for the renovation and expansion of existing transportation infrastructure, including bridges, highways, roads, airports, mass transit systems and railroads. We also plan and design many types of facilities, such as schools, courthouses, hospitals, corporate offices and retail outlets, as well as water supply and conveyance systems and wastewater treatment plants. Our planning and design capabilities support homeland defense and global threat reduction programs, as well as for hazardous waste clean-up activities at military bases and environmental assessment, due diligence and permitting at commercial and industrial facilities. We also provide design support to military clients for major research and development projects.

     Systems Engineering and Technical Assistance. We provide a broad range of systems engineering and technical assistance to all branches of the U.S. military for the design and development of new weapons systems and the modernization of aging weapons systems. We have the expertise to support a wide range of platforms including aircraft and helicopters, tracked and wheeled vehicles, ships and submarines, shelters and ground support equipment. Representative systems engineering and technical assistance services include:

•	defining operational requirements and developing specifications for new weapons systems;

•	reviewing hardware and software design data; and

•	developing engineering documentation for these systems.

     We support a number of activities including technology insertion, system modification, installation of new systems/equipment, design of critical data packages, and configuration management.

     Construction Management. We serve as the client’s representative and monitor the progress, cost and quality of construction projects in process. As construction managers, we typically oversee and coordinate the activities of construction contractors, providing a variety of services, including:

•	cost and schedule management;

•	change management;

•	document control;

•	contract administration;

•	inspection;

•	quality control and quality assurance; and

•	claims and dispute resolution.

     We provide construction management services for transportation, facilities, environmental and water/wastewater projects. Although we have acted as a general contractor or sub-contractor on some demolition and environmental contracts, we generally have not pursued “low bid” fixed-price construction contracts.

     Program Management. We provide the technical and administrative services required to manage, coordinate and integrate the multiple and concurrent assignments that comprise a large program – from concept through completion. For large military programs, which typically involve naval, ground, vessel and airborne platforms, our program management services include logistics planning, acquisition management, risk management of weapons systems, safety management and subcontractor management. We also provide program management services for large capital improvement programs, which include planning, coordination, schedule and cost control, and design, construction, and commissioning oversight.

     Operations and Maintenance. We provide operations and maintenance services in support of large military and other non-military installations and operations. Our services include:

•	management of military base logistics, including overseeing the operation of government warehousing and distribution centers, as well as government property and asset management;

•	maintenance, modification, overhaul and life service extension services for military vehicles, vessels and aircraft;

•	operation and maintenance of chemical agent disposal systems;

•	comprehensive military flight training services; and

•	support of high security systems.

Markets

     We focus our expertise on eight key markets: transportation, environmental, commercial/industrial, facilities, water/wastewater, homeland security, installations and logistics and defense systems. Our domestic and international network of offices allows us to perform business development and sales activities on a localized basis. In addition, for large-scale projects and multinational clients, we coordinate national and international marketing efforts on a company-wide basis. The following table summarizes the markets served by our URS and EG&G Divisions, as separate reporting segments, for our fiscal year ended October 31, 2004.

Markets	URS Division	EG&G Division
Transportation	✓	—
Environmental	✓	—
Commercial/Industrial	✓	—
Facilities	✓	—
Water/Wastewater	✓	—
Homeland Security	✓	✓
Installations and Logistics	✓	✓
Defense Systems	—	✓

✓ the Division serves this market.

— the Division does not serve this market.

Transportation

     We provide a full range of planning and design, program management and construction management services for surface transportation, air transportation and rail transportation projects as described below.

     Surface Transportation. We provide services for all types of surface transportation systems and networks, including highways, bridges, tunnels and interchanges; toll road facilities; and port and marine structures. Our expertise also includes the planning and design, and operations and maintenance of intelligent transportation systems, such as traffic management centers. Historically, we have emphasized the design of new transportation systems, but in recent years we have focused on the rehabilitation and expansion of existing systems.

     Air Transportation. We provide comprehensive services for the development of new airports and the modernization and expansion of existing facilities, including airport terminals; hangars and air cargo buildings; air traffic control towers; runways and taxiways; and related airport infrastructure such as roadways, parking garages and people movers. We also specialize in baggage, communications and aircraft fueling systems. In the growing area of airport security, we assist airport authorities and owners, and airline carriers in all aspects of security-related projects. We have completed projects at both general aviation and large-hub international airports throughout the world. In the growing area of security systems at airports, we provide a full range of planning and design, program and construction management, and operations and maintenance services.

     Rail Transportation. We provide services to freight and passenger railroads and urban mass transit agencies. We have planned, designed and managed the construction of commuter rail systems, freight rail systems, heavy and light rail transit systems, and high-speed rail systems. Our specialized expertise in transportation structures, including terminals, stations, parking facilities, bridges, tunnels and power, signals and communications systems, complements these capabilities.

Environmental

     We provide a variety of services related to protecting, preserving and restoring our air, water and soil quality for the U.S. federal, state and local government agencies, and public utilities. Our services include environmental impact assessments, permitting and regulatory compliance, remediation design, program and construction management, demolition and environmental clean-up. We provide air quality monitoring and modeling and design air emissions control systems. We also provide comprehensive services related to the identification, characterization and remediation of hazardous waste sites.

Commercial/Industrial

     We provide a broad range of engineering and environmental services to commercial and industrial clients in the private sector, most of which are Fortune 500 companies. Our work includes due diligence and compliance audits, facility site locating and permitting, environmental management and pollution control, waste management and remediation engineering, process engineering and design, and reporting. We also design new buildings and facilities, and assist in property redevelopment.

Facilities

     We provide planning, architectural and engineering design, and program and construction management for new facilities and the rehabilitation and expansion of existing facilities. Our work involves a broad range of building types, including education, judicial, correctional health care, retail, sports, recreational, industrial, research and office facilities. We also provide historic preservation, adaptive reuse and seismic upgrade services.

Water/Wastewater

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

Homeland Security

     We provide a variety of services to the Department of Homeland Security, the Department of Defense, and other federal and state and local government agencies in the support of Homeland Security activities. This work includes conducting threat assessments of public facilities, planning and conducting emergency preparedness exercises, and designing force protection systems and security systems.

     In addition, our related global threat reduction services focus on the elimination and dismantlement of nuclear, chemical and biological weapons of mass destruction or WMD. Our services include operating and maintaining chemical agent disposal facilities and providing advisory services for dismantling and eliminating WMD. We also develop emergency response strategies and conduct first responder training for the military and other federal agencies.

Defense Systems

     We provide a variety of services to the U.S. federal government in support of military activities. These services include Defense Systems & Services, Field Services and Flight Services & Training.

     Defense Systems & Services. We provide a variety of weapons system design and modernization services to Department of Defense weapons systems management offices, laboratories, technical centers, support centers, and maintenance activities. These clients acquire ships, aircraft and weapons systems; develop requirements, certify, test and validate; and repair, maintain, and upgrade system platforms. This includes acquisition support for new defense systems, engineering and technical assistance for the modernization of existing systems, and maintenance planning to help extend their service life.

     Field Services. Under contract with the U.S. Army, U.S. Air Force, and the U.S. Coast Guard, we maintain, modify and overhaul aircraft, ground vehicles, such as Humvees, tanks, and armored personnel carriers, and associated support equipment. We provide these services for military operations both in the U.S. and abroad.

     Flight Services & Training. We provide a variety of services to the U.S. Army, U.S. Air Force, and the U.S. Coast Guard to support undergraduate and graduate-level training for pilots of military fixed wing and rotary wing aircraft. We also assist with the acquisition of military parts for these aircraft.

Installations and Logistics

     We assist the U.S. federal government by providing services to support the operations of complex government and military installations and the management of logistics activities for government supply and distribution networks.

     Installations Management. We provide comprehensive services for the operation and maintenance of complex government installations, including military bases and test ranges. Our services vary from managing basic base operations to the design, installation and maintenance of complex equipment for testing new weapons.

     Logistics. We provide a number of Department of Defense agencies and defense prime contractors with turn key logistics support services focused on developing and managing integrated supply and distribution networks. We oversee warehousing, packaging, delivery, and traffic management for the distribution of government equipment and materials. We also manage depot equipment maintenance, safety, security and contracting.

Major Customer

     Our largest customer is the U.S. Army. We had multiple contracts with the U.S. Army resulting in revenues of $587 million or 17% and $450 million or 14% of our consolidated revenues for fiscal years 2004 and 2003, respectively.

Competition

     Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies. The technical and professional aspects of our services generally do not require large upfront capital expenditures and therefore provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete and have substantially more financial resources and/or financial flexibility than we do. To our knowledge, no individual company currently dominates any significant portion of our markets. Competition in our industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks.

     We believe that we are well positioned to compete in our markets because of our solid reputation, our long-term client relationships, our extensive network of offices and our broad range of services. We are one of the largest engineering design services firms worldwide and a major U.S. federal government contractor for operations and maintenance services. We provide a comprehensive portfolio of services ranging from engineering planning and design to operations and maintenance. In addition, as a result of our national and international presence of approximately 300 principal offices and contract-specific job sites, we can offer our governmental and private clients localized knowledge and expertise that is backed by the support of our worldwide professional staff.

     The competitive environments in which each business segment operates are described below:

     URS Division. The URS Division’s business segment is highly competitive and characterized by competition primarily based on performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies, and our primary competitors include: AECOM Technology Corporation, Bechtel Group, Inc., CH2M HILL Companies, Ltd., Earth Tech Inc. (a subsidiary of Tyco International, Ltd.), Fluor Corporation, Jacobs Engineering Group Inc., Parsons Brinckerhoff Inc., the Shaw Group, Inc., Tetra Tech, Inc. and Washington Group International, Inc. We believe that we had a lower operating risk profile relative to our competitors since our contract mix was weighted toward providing professional engineering and operations and maintenance services via cost-plus, time-and-materials and negotiated fixed-price contracts, which were generally lower risk than lump-sum, low-bid fixed-price contracts.

     EG&G Division. The EG&G Division’s business segment is highly competitive and characterized by competition primarily based on quality of performance, reputation, expertise, price, technology, customer relationships and range of service offerings. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies, and our primary competitors include: Anteon International Corporation, CACI International, Inc., DynCorp (a subsidiary of Computer Sciences Corporation), Johnson Controls, Inc., L-3 Communications Corporation, ManTech International Corporation, Northrop Grumman Corporation, Raytheon Corporation and Science Application International Corporation (SAIC). We believe our competitive advantage in this segment include the factors cited above and also include our positive customer satisfaction and performance rating.

Backlog, Designations, Option Years and Indefinite Delivery Contracts

     We account for the value of all contract awards that may potentially be recognized as revenues over the life of the contracts. We categorize the value of our book of business into backlog, designations, option years and delivery contracts, or IDCs, based on the nature of the award and its current status. A discussion of our book of business is included below.

     Backlog. Our contract backlog consists of the amount billable at a particular point in time for future services under signed contracts, including task orders that are actually issued and funded under IDCs. Our consolidated contract backlog was $3,822.7 million and $3,661.8 million at October 31, 2004 and 2003, respectively.

     Designations. Our clients often designate us as the recipient of future contracts. These “designations” are projects that clients have awarded to us, but for which we do not yet have signed contracts. We estimate total consolidated designations to be $1,333.4 million at October 31, 2004, as compared to $1,150.2 million at October 31, 2003.

     Option Years. A significant portion of the EG&G Division’s contracts are multi-year contracts with a base period plus option years. The base periods of these contracts can vary from one to five years. The option years are exercised at the option of our clients without requiring us to go through an additional competitive bidding process and would only be canceled in a termination for default scenario or if a client decided to end the project. As of October 31, 2004 and 2003, the estimated values of the option years on our contracts were $1,367.2 million and $1,357.7 million, respectively.

     Indefinite Delivery Contracts. Indefinite delivery contracts are signed contracts under which we perform work only when the client issues specific task orders. Generally, the terms of these contracts exceed one year and often include a maximum term and potential value. Indefinite delivery contracts generally range from one to twenty years in length. When such task orders are signed and funded, we transfer their value into backlog. As of October 31, 2004 and 2003, the estimated remaining values of our consolidated indefinite delivery contracts were $3,549.7 million and $2,893.3 million, respectively.

     While the value of our book of business is a predictor of future revenues, we have no assurance, nor can we provide assurance that we will ultimately realize the maximum potential values for backlog, designations, option years or indefinite delivery contracts. Based on our historical experience, our backlog has the highest likelihood of being converted into revenues since we have signed contracts with our clients. Although there is a high probability that our designations will eventually convert into revenues, they are not as certain as backlog since our clients have not yet signed a contract with us. Due to the nature of option years, which are exercisable at the option of our clients, the likelihood of their conversion into revenues is lower than that of backlog, but higher than that of designations since we have a signed contract with the client and do not need to go through a competitive bidding process to obtain the option on the contract. Because we do not perform work under IDCs until specific task orders are issued, the value of our IDCs are not as likely to convert into revenues as other categories of our book of business.

Acquisitions

     Over the past several years, we have made several strategic acquisitions in order to diversify our client base, increase the range of services we offer and expand the markets we serve. Our most recent acquisition occurred in August 2002 when we acquired EG&G. EG&G provided planning, operations and maintenance, systems engineering and technical assistance, and program management services to the U.S. federal government, particularly the Department of Defense. The EG&G acquisition expanded our federal client base and diversified the range of services we provide, particularly for Department of Defense agencies.

History

     We were originally incorporated in California on May 1, 1957 under the former name of Broadview Research Corporation. On March 28, 1974, we changed our name to URS Corporation. On May 18, 1976, we re-incorporated in Delaware. Since then, we have implemented several name changes as a result of mergers and acquisitions. On February 21, 1990, we changed our name back to URS Corporation.

Regulations

     We provide services for contracts that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other government regulations and requirements. For more information on risks associated with our government regulations, please refer to the section, “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

     Environmental. A portion of our business involves the planning, design, program and construction management and operation and maintenance of pollution control facilities, as well as the assessment, design and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

     Some environmental laws including the Resource Conservation and Recovery Act of 1976, as amended, or RCRA, and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, as well as other governmental laws can impose liability for the entire cost of the clean-up of contaminated facilities or sites upon present and former owners and operators as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials, and persons in affected areas may be injured or become ill, resulting in lawsuits that expose us to liability and may result in substantial damage awards against us. Liabilities for contamination or human exposure to hazardous or toxic materials or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

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

     Government Procurement. The services we provide to the U.S. federal government are subject to the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, Department of Defense security regulations and other rules and regulations applicable to government contracts. These laws and regulations affect how we transact business with our government clients and in some instances, impose added costs to our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

     Other regulations and requirements. We provide services to the U.S. Department of Defense and other defense-related entities, which require specialized professional qualifications and security clearances. In addition, as engineering design services professionals, we are subject to a variety of local, state and foreign licensing and permit requirements.

Sales and Marketing

     Our URS Division performs business development and sales activities primarily through our network of local offices around the world. For large, market-specific projects requiring diverse technical capabilities, we utilize the companywide resources of specific disciplines. This often involves coordinating marketing efforts on a regional, national or global level. Our EG&G Division performs business development and sales activities primarily through its Strategic Business Units, or SBUs, that addresses a specific market segment, such as flight services and training. In addition, our EG&G Division coordinates national marketing efforts on large projects and for multi-division or multi-SBU scope efforts. Over the past year, the URS Division and the EG&G Division have jointly pursued a number of homeland security projects, and have been successful in marketing EG&G’s technical capabilities to URS’ established state and local government clients.

Seasonality

     We experience seasonal trends in our business caused by the Independence Day, Thanksgiving, Christmas and New Year’s holidays. Our revenues are typically lower during these times of the year because many of our clients’ employees as well as our own employees take vacations during these holidays, resulting in fewer billable hours worked on projects and thus lesser revenues recognized. In addition to the holidays, our business is affected similarly by the seasonal weather when some of our offices have to close temporarily due to severe winter and/or tropical storms.

Fiscal Year Change

     Effective January 1, 2005, we will begin reporting our financial results on a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. Our 2004 fiscal year began on November 1, 2003 and ended on October 31, 2004. The period from November 1, 2004 to December 31, 2004 will be treated as a transition period, for which we will file a transition report on Form 10-Q by February 9, 2005.

Raw Materials

     Our business is not heavily dependent on raw materials. Risks associated with the procurement of raw materials for our construction services projects are generally passed through to the clients. We do not foresee the lack of availability of raw materials as a factor that could have a material adverse effect on our business in the near term.

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

Employees

     As of October 31, 2004, we had approximately 24,100 full-time employees and 3,400 temporary or part-time workers. The URS Division and the EG&G Division employed approximately 15,900 and 11,600 persons (including temporary and part-time workers), respectively. At various times, we have employed up to several thousand workers on a temporary or part-time basis to meet our contractual obligations. Approximately 2,000 of our employees are covered by collective bargaining agreements. These agreements are subject to amendment on various dates ranging from January 2005 to October 2009.

Available Information

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.urscorp.com. These reports, and any amendments to these reports, are made available on our web site as soon as reasonably practical after we electronically file or furnish the reports with the Securities and Exchange Commission (or “SEC”). The SEC also maintains a web site (www.sec.gov) containing reports, proxy and information statements, and other information that we filed with the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit, Board Affairs and Compensation Committees, and our Code of Business Conduct and Ethics are available on our web site at www.urscorp.com/corp_governance and a printed copy of this information is available without charge by sending a written request to: Corporate Secretary, URS Corporation, 600 Montgomery Street, 26th Floor, San Francisco, CA 94111-2728.

ITEM 2. PROPERTIES

     As of October 31, 2004, we had approximately 350 facility leases in locations throughout the world. The lease terms range from a minimum of one year to a maximum of 25 years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2014. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS

     Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. See Note 8, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of some of these legal proceedings. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.

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

     Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of our legal proceedings, individually or collectively, are likely to exceed established reserves or our insurance coverage and, therefore, we do not believe that they are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age
Martin M. Koffel	Chief Executive Officer, President and Director from May 1989; Chairman of the Board from June 1989.	65

Kent P. Ainsworth	Executive Vice President from April 1996; Vice President and Chief Financial Officer from January 1991 and Secretary from May 1994.	58

Thomas W. Bishop	Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002; Director of Operations for the Construction Services Division from 1999 to 2002.	58

Reed N. Brimhall	Vice President and Corporate Controller since May 2003; Senior Vice President and Controller of Washington Group International, Inc. (“WGI”) from 1999 to 2003.	51

Gary V. Jandegian	President of the URS Division and Vice President of the Company since July 2003; Senior Vice President of URS Greiner Woodward-Clyde, Inc. (“URSGWC”) from October 1995 to July 2003.	52

Joseph Masters	Vice President and General Counsel since July 1997.	48

Name	Position Held	Age
Mary E. Sullivan	Vice President, Human Resources since June 2003; Global Vice President and Managing Director of Human Resources for BearingPoint, Inc., formerly known as KPMG Consulting, from 1999 to 2003.	56

Randall A. Wotring	President of the EG&G Division and Vice President of the Company since November 2004; Vice President and General Manager of Engineering and Technology Services (“ETS”) of the EG&G Division from August 2002 to November 2004; Vice President and General Manager of ETS of EG&G Technical Services, Inc. from 1998 to August 2002.	48

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

   Market information

     The shares of our common stock are listed on the New York Stock Exchange and the Pacific Exchange (under the symbol URS). At January 3, 2005, we had approximately 4,855 stockholders of record. The following table sets forth the high and low closing sale prices of our common stock, as reported by The Wall Street Journal for the periods indicated.

	Market Price
	Low	High
Fiscal Period:
2003:
First Quarter	$10.89	$21.20
Second Quarter	$8.10	$14.35
Third Quarter	$14.15	$21.79
Fourth Quarter	$19.00	$23.38
2004:
First Quarter	$21.87	$28.07
Second Quarter	$25.44	$30.72
Third Quarter	$22.35	$27.73
Fourth Quarter	$22.75	$27.60
2005:
First Quarter	$27.42	$32.10
(through January 3, 2005)

     We have not paid cash dividends since 1986, and at the present time, we do not anticipate paying dividends on our outstanding common stock in the near future. In addition, we are precluded from paying dividends on our outstanding common stock pursuant to our Senior Secured Credit Facility with our lender and the indentures governing our 12 1/4% Senior Subordinated Notes (“12 1/4%notes”) and our 11 1/2% Senior Notes (“11 1/2% notes’). Please refer to Note 5, “Current and Long-Term Debt” and Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

   Stock Purchases

     The following table sets forth all purchases made by us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock during each month within the fourth quarter of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of		Part of Publicly	be Purchased Under
	Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
August 1, 2004 – August 31, 2004	1,950	$24.34	—	—
September 1, 2004 – September 30, 2004	11,916	$24.29	—	—
October 1, 2004 – October 31, 2004	446	$26.56	—	—

Total	14,312		—	—

(1)	Stock-for-stock exchanges for payments of exercise cost and withholding taxes upon exercises of stock options or vesting of restricted or deferred stock.

ITEM 6. SUMMARY OF SELECTED FINANCIAL DATA

     The following selected financial data for the five fiscal years ended October 31, 2004 is derived from our audited consolidated financial statements and reflects our August 2002 acquisition of EG&G, which was accounted for under the purchase method of accounting. The selected financial data also reflects charges of $28.2 million and $7.6 million for costs incurred to extinguish our debt during fiscal years 2004 and 2002, respectively. We adopted Emerging Issues Task Force Consensus No. 03-06, “Participating Securities and the Two-class Method”(“EITF 03-06”), and restated prior years’ net income available for common stockholders and earnings per share (“EPS”) information pursuant to EITF 03-06. You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Years Ended October 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Revenues	$3,381,963	$3,186,714	$2,427,827	$2,319,350	$2,205,578
Direct operating expenses	2,140,890	2,005,339	1,489,386	1,393,818	1,345,068

Gross profit	1,241,073	1,181,375	938,441	925,532	860,510
Indirect, general and administrative expenses	1,079,996	1,000,970	791,625	755,791	697,051

Operating income	161,077	180,405	146,816	169,741	163,459
Interest expense, net	59,833	83,571	55,705	65,589	71,861

Income before income taxes	101,244	96,834	91,111	104,152	91,598
Income tax expense	39,540	38,730	35,940	46,300	41,700

Net income	61,704	58,104	55,171	57,852	49,898
Preferred stock dividend	—	—	5,939	9,229	8,337

Net income after preferred stock dividend	61,704	58,104	49,232	48,623	41,561
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax benefit	(2,189)	(1,896)	(385)	(330)	—
Foreign currency translation adjustment	3,490	6,122	(785)	(1,220)	(2,609)

Comprehensive income	$63,005	$62,330	$48,062	$47,073	$38,952

Net income after preferred stock dividend	$61,704	$58,104	$49,232	$48,623	$41,561
Less: net income allocated to convertible participating preferred stockholders under the two-class method	—	894	907	11,337	9,618

Net income available for common stockholders	$61,704	$57,210	$48,325	$37,286	$31,943

Net income per common share:
Basic	$1.58	$1.78	$2.18	$2.14	$1.96

Diluted	$1.53	$1.76	$2.03	$2.41	$2.27

	As of October 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$2,231,782	$2,167,612	$2,229,092	$1,463,376	$1,427,134
Total long-term debt	$502,118	$788,708	$925,265	$576,704	$603,128
Preferred stock	$—	$—	$46,733	$120,099	$111,013
Stockholders’ equity	$1,067,224	$765,073	$633,852	$322,502	$257,794

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with the section, “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 41 and the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

Overview

Business Summary

     We are one of the world’s largest engineering design services firms and a major federal government contractor for systems engineering and technical assistance, and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services and defense markets, although we perform some construction work. As a service company, we are labor and not capital intensive. We derive income from our ability to generate revenues and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs. We operate our business through two segments: the URS Division and the EG&G Division.

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

     Our costs are driven primarily by the compensation we pay to our employees, including fringe benefits, the cost of hiring subcontractors and other project-related expenses and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

Fiscal Year 2004 Revenues

     Revenues from our federal government clients for fiscal year 2004 increased approximately 16% compared with the previous year. This increase reflects growth in the services we provided to the Department of Defense or DOD and the Department of Homeland Security or DHS, as we continued to benefit from additional military spending on engineering and technical services and operations and maintenance activities. As a result of the heightened military operations in the Middle East, our work to repair, maintain and upgrade military equipment increased. This work was primarily performed in the United States, under existing outsourcing contracts. We also saw an increase in our work to design and upgrade defense systems. Our services to the DHS grew, with an increased volume of work under contracts with the U.S. Customs Service, the Federal Emergency Management Agency, and a new contract with the U.S. Coast Guard. In addition, we continued to benefit from increased task orders issued under Indefinite Delivery Contracts, or IDCs, with the federal government for facilities and environmental projects.

     Revenues from our state and local government clients for fiscal year 2004 were flat compared with last year. This market continued to be affected by the budget deficits that state and local governments have faced over the past two years. However, the state and local government market stabilized during fiscal year 2004 and we began to see selected pockets of growth emerge in some parts of the country, particularly in the Southeast. However, the West, particularly California, and the Midwest remained weak, with spending or capital projects significantly below historic levels. In addition, the delays surrounding the passage of a replacement bill for the Transportation Equity Act for the 21st Century, or TEA-21, caused the postponement of a number of projects. Our ability to shift resources to airport and educational facility projects helped us mitigate the downturn in other portions of the state and local government market.

     Revenues from our domestic private industry clients for fiscal year 2004 decreased approximately 10% compared with fiscal year 2003. Market conditions continued to be challenging for many of our multinational clients, and capital spending was constrained. Some portions of the private industry market, including power and oil and gas, began to recover during 2004. However, other portions of the private industry market, such as manufacturing and the chemical and pharmaceutical industries, remained weak. The decline in revenues from our domestic private industry clients reflected that continuing weakness. Our revenues decline from our domestic private industry clients was partially offset by revenues generated through our Master Service Agreements contracts, or MSAs, with multinational companies. In addition, our revenues from the design and implementation of air pollution control systems on coal fired power plants increased as a result of stricter emissions control regulations.

     Revenues from our international clients for fiscal year 2004 increased approximately 19% compared with fiscal year 2003. Approximately 10% of the increase was due to foreign currency exchange fluctuations and approximately 9% was due to growth in our businesses, primarily surface and air transportation projects in Australia and New Zealand, and facilities and environmental projects in Europe.

Cash Flows, Debt and Equity

     We generated $109.3 million in net cash provided by operating activities for the fiscal year ended October 31, 2004. During fiscal year 2004, we completed a public stock offering by selling 8.1 million shares of our common stock at $26.50 per share, resulting in net proceeds of $204.3 million, after underwriting discounts and commissions. We used the proceeds from this public stock offering plus borrowings under our Senior Secured Credit Facility (“Credit Facility”) and cash on hand to redeem $260.0 million of our 11 1/2% notes and 12 1/4% notes and to pay $19.7 million in related call premiums. As a result of the redemptions, we recognized a pre-tax charge of $28.2 million during the fiscal year consisting of $19.7 million for call premiums and the write-off of $8.5 million in unamortized financing fees, issuance costs and debt discounts.

     By issuing common stock and redeeming a portion of our long-term debt, we reduced our ratio of debt to total capitalization (total debt divided by the sum of debt, preferred stock and total stockholders’ equity) from 52% at October 31, 2003 to 34% at October 31, 2004. (See “Consolidated Statements of Cash Flows” in our “Consolidated Financial Statements” included under Item 8 of this report.)

Fiscal Year 2005 Trends

     We expect revenue growth from our federal government clients to remain strong in fiscal year 2005, based on anticipated spending by the Departments of Defense and Homeland Security. Operations in the Middle East are expected to generate increased work related to the development of weapons systems, the training of military pilots, and the maintenance, upgrade and repair of military vehicles. Revenues from the homeland security market are also expected to increase, particularly from preparedness training exercises and the design of security improvements for federal buildings and key components of this country’s infrastructure. However, in fiscal year 2005 we do not expect to achieve the 16% revenue growth that we recorded during fiscal year 2004, since the expected growth for fiscal year 2005 is incremental to fiscal year 2004 revenues.

     We expect the state budget situation to continue to improve moderately during fiscal year 2005. All states achieved balanced budgets for their 2005 fiscal years, and most states have realized increased revenues from sales and income taxes. However, budgets for fiscal year 2006 will not be approved until June for most states. This, combined with the delays in passage of a successor bill to the Transportation Equity Act for the 21st Century, or TEA-21, lead us to believe that growth in this market will not occur until the second half of fiscal year 2005. Some revenue growth may be achieved through transportation projects funded by bond and tax measures passed in the November, 2004 election. In addition, funding from the Vision-100 program (the successor bill to AIR-21) and from airport user fees are expected to lead to an increase in airport revenues.

     Revenues from the private industry market are expected to increase slightly during fiscal year 2005. Most of our private sector, multinational clients are not expected to significantly increase their domestic capital spending for environmental and engineering projects in 2005. In spite of continuing weakness in the private industry market, we expect revenue growth opportunities in fiscal year 2005 from the work we expect to perform under MSAs. In addition, in response to stricter emissions control regulations associated with the Clean Air Act, we expect to see increased activity in the design and implementation of air pollution control systems on coal-fired power plants. Overall, we expect revenues from our domestic private industry clients to be consistent with 2004 levels or grow modestly in fiscal year 2005.

     Excluding the effect of foreign currency fluctuations, we expect continued revenue growth in our international business due to growth in surface transportation, facilities and environmental projects in our Asia Pacific and European operations during fiscal year 2005.

Results of Operations

Fiscal 2004 Compared with Fiscal 2003

	Years Ended October 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
	(In millions, except percentages)
Consolidated
Revenues	$3,382.0	$3,186.7	$195.3	6.1%
Direct operating expenses	2,140.9	2,005.3	135.6	6.8%

Gross profit	1,241.1	1,181.4	59.7	5.1%
Indirect, general and administrative expenses	1,080.0	1,001.0	79.0	7.9%

Operating income	161.1	180.4	(19.3)	(10.7%)
Interest expense, net	59.8	83.6	(23.8)	(28.5%)

Income before income taxes	101.3	96.8	4.5	4.6%
Income tax expense	39.6	38.7	0.9	2.3%

Net income	$61.7	$58.1	$3.6	6.2%

Diluted net income per common share	$1.53	$1.76	$(0.23)	(13.1%)

Consolidated

     Our consolidated revenues for the fiscal year ended October 31, 2004 increased by 6.1%, compared with the same period last year. The increase in our revenues was primarily due to a higher volume of work performed for our federal government and international clients. This increase was offset by a decrease in revenues from our domestic private industry clients. The following table presents our consolidated revenues by client type for the fiscal years ended October 31, 2004 and 2003.

	Years Ended October 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
	(In millions, except percentages)
Revenues
Federal government clients	$1,619	$1,391	$228	16%
State and local government clients	686	688	(2)	(0%)
Domestic private industry clients	762	844	(82)	(10%)
International clients	315	264	51	19%

Total revenues	$3,382	$3,187	$195	6%

     Revenues from our federal government clients for the fiscal year ended October 31, 2004 increased by 16% compared with the same period last year. This increase was driven by a higher level of activity under contracts with the DOD and the DHS. Due to the heightened military operations tempo, our work under existing outsourcing contracts to repair and maintain military equipment increased. Our services with the DHS have grown, with an increased volume of work under contracts with the U.S. Customs Service, the Federal Emergency Management Agency, and a new contract with the U.S. Coast Guard. We also continued to benefit from increased task orders issued under federal government IDCs for facilities and environmental projects, and from increased spending on homeland security projects.

     The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the fiscal year ended October 31, 2004 can be found beginning on page 23.

     Our consolidated direct operating expenses for the fiscal year ended October 31, 2004, which consisted of direct labor, subcontractor costs and other direct expenses, increased by 6.8% compared with the same period last year. Our increased revenues drove an increase in our direct operating expenses. In addition, volume increases in work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.

     Our consolidated gross profit for the fiscal year ended October 31, 2004 increased by 5.1% compared with the same period last year, primarily due to the increase of our revenue volume described previously. Our gross margin percentage, however, fell from 37.1% to 36.7%. The decrease in gross profit margin percentage was caused by a change in revenue mix with significant volume increases coming from contracts with profit margins that were lower than the average profit margin achieved through our historical portfolio of contracts.

     Our consolidated indirect, general and administrative (“IG&A”) expenses for the fiscal year ended October 31, 2004 increased by 7.9%, compared with the same period last year. We incurred $28.2 million of costs related to the extinguishment of debt during fiscal year 2004. Our employee benefits, including our healthcare, workers’ compensation and pension-related costs, increased by $40.8 million primarily because of the increased number of employees necessary to perform the services required by the overall increase in the volume of our revenue generating activities, and increase in healthcare costs, workers’ compensation expenses and pension-related benefits. Bad debt expense increased by $6.0 million because we provided allowances against receivables that have not yet been collected as the economy weakened. The increased volume of work also has increased other variable indirect, general and administrative expenses, such as office supplies and miscellaneous equipment rental and purchases, by $4.9 million. In addition, our travel expenses increased by $7.2 million due to increased travel related to sales and business development efforts and increased airfare costs.

     Our consolidated net interest expense for the fiscal year ended October 31, 2004 decreased due to the redemption of $260.0 million of our 11 1/2% notes and 12 1/4% notes and other repayments of our long-term debt.

     Our effective income tax rates for the fiscal year ended October 31, 2004 decreased to 39.1% from 40.0% in fiscal year 2003, primarily due to a one-time adjustment to the tax-basis of the purchase price of EG&G.

     Our consolidated operating income, net income and earnings per share resulted from the factors previously described.

Reporting Segments

		Direct		Indirect,
		Operating	Gross	General and	Operating
	Revenues	Expenses	Profit	Administrative	Income (Loss)
	(In millions, except percentages)
Year Ended October 31, 2004
URS Division	$2,255.2	$1,326.5	$928.7	$761.2	$167.5
EG&G Division	1,129.8	817.4	312.4	257.6	54.8
Elimination	(3.0)	(3.0)	—	—	—

	3,382.0	2,140.9	1,241.1	1,018.8	222.3
Corporate	—	—	—	61.2	(61.2)

Total	$3,382.0	$2,140.9	$1,241.1	$1,080.0	$161.1

Year Ended October 31, 2003
URS Division	$2,259.1	$1,354.2	$904.9	$739.0	$165.9
EG&G Division	927.6	651.1	276.5	228.7	47.8
Corporate	—	—	—	33.3	(33.3)

Total	$3,186.7	$2,005.3	$1,181.4	$1,001.0	$180.4

Increase (decrease) for year ended October 31, 2004 vs 2003
URS Division	$(3.9)	$(27.7)	$23.8	$22.2	$1.6
EG&G Division	202.2	166.3	35.9	28.9	7.0
Elimination	(3.0)	(3.0)	—	—	—

	195.3	135.6	59.7	51.1	8.6
Corporate	—	—	—	27.9	(27.9)

Total	$195.3	$135.6	$59.7	$79.0	$(19.3)

Percentage Increase (decrease) for year ended October 31, 2004 vs 2003
URS Division	(0.2%)	(2.0%)	2.6%	3.0%	1.0%
EG&G Division	21.8%	25.5%	13.0%	12.6%	14.6%
Elimination	100.0%	100.0%	—	—	—
Corporate	—	—	—	83.8%	83.8%
Total	6.1%	6.8%	5.1%	7.9%	(10.7%)

URS Division

     The URS Division’s revenues for the fiscal year ended October 31, 2004 decreased slightly compared with the same period last year. This decrease was due to a decline in revenues from domestic private industry clients. This decline was offset by revenue growth from our federal government clients, the effects of foreign currency exchange rates and revenue growth in our international business.

     The following table presents the URS Division’s revenues by client type for the fiscal years ended October 31, 2004 and 2003.

	Years Ended October 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
	(In millions, except percentages)
Revenues
Federal government clients	$492	$463	$29	6%
State and local government clients	686	688	(2)	(0%)
Domestic private industry clients	762	844	(82)	(10%)
International clients	315	264	51	19%

Total revenues	$2,255	$2,259	$(4)	0%

     Revenues from our federal government clients in the URS Division for the fiscal year ended October 31, 2004 increased by 6% compared with the same period last year. This increase was driven by growth in environmental and facilities projects for federal clients as well as an increased volume of work providing program and construction management services for DOD agencies. Revenues from homeland security projects also contributed to this growth as we continued to provide a range of engineering services to the DHS.

     Revenues from our state and local government clients for the fiscal year ended October 31, 2004 were flat compared with the same period last year. Our revenues continued to be affected by the budget deficits that state and local government faced over the past two years. However, this market stabilized during fiscal year 2004 as we began to see pockets of strength emerge in some parts of the country. Spending in the Southeastern states has returned nearly to pre-2001 levels and Florida, Georgia, Texas and Maryland, have showed some signs of recovery. However, the West, particularly California, and the Midwest remained weak, with spending for capital projects significantly below historic levels. In addition, the continuing delay in the passage of the successor bill to TEA-21 contributed to the delay of several major transportation projects. We have mitigated some of these unfavorable conditions by our strategy to shift resources away from surface transportation projects to other portions of the state and local government market, such as water/wastewater, air transportation, and facilities, where funding is more stable or growing.

     Revenues from our domestic private industry clients for the fiscal year ended October 31, 2004 decreased by approximately 10% compared with the same period last year. Many of our private sector clients continued to struggle during fiscal year 2004, resulting in constrained spending on capital projects. Some portions of this market, including power and oil and gas, began to recover during 2004. However, other portions of the private sector, such as the chemical and pharmaceutical industries, remained weak. Our strategic focus of the past several years to win MSAs contracts with major domestic private industry clients in the oil and gas, manufacturing and power sectors helped to offset the decline in revenues in this part of the business. Stricter air pollution control regulations under the Clean Air Act, which has resulted in increased revenues from emissions control projects at power plants, has also helped to offset the decline in our private sector revenues.

     Revenues from our international clients for the fiscal year ended October 31, 2004 increased by 19% compared with the same period last year. Approximately 10% of the increase was due to foreign currency exchange fluctuations and 9% was due to growth in our Asia Pacific and European regions. The revenue growth in the Asia Pacific region was due to increases in surface and air transportation projects in Australia and New Zealand, driven in part by improvements in the respective country’s economies. The revenue growth in Europe was due to increases in facilities and environmental projects for the United Kingdom Ministry of Defense and the U.S. Department of Defense.

     The URS Division’s direct operating expenses for the fiscal year ended October 31, 2004 decreased by 2.0% compared with the same period last year. This was due to a decrease of $51.3 million in total subcontractor and other direct costs, which are comprised of travel, supplies and other incidental project costs, offset by an increase in direct labor of $23.6 million. The decrease in subcontractor costs and other direct costs was driven by the winding down of several large subcontracts and improved cost control on supplies and other incidental projects costs.

     The URS Division’s gross profit for the fiscal year ended October 31, 2004 increased by 2.6% compared with the same period last year. Our gross profit margin percentage increased to 41.2% from 40.1% for the fiscal years ended October 31, 2004 and 2003, respectively. Our gross profit margin percentage increased primarily because a greater percentage of our revenues were generated by direct labor, rather than subcontract or other direct costs during the fiscal year ended October 31, 2004 (46.0%), compared with the fiscal year ended October 31, 2003 (43.3%). The use of our direct labor on the performance of our contracts generally generates higher profit margins than the use of subcontractors.

     The URS Division’s IG&A expenses for the fiscal year ended October 31, 2004 increased by 3.0% compared with the same period last year. This increase was primarily due to increases of $22.0 million in employee benefits costs resulting primarily from healthcare costs, workers’ compensation expenses and pension-related benefits. Costs associated with employer taxes, employee recruitment and retention, and severance expenses also contributed to the increase in employee benefits costs.

   EG&G Division

     The EG&G Division’s revenues for the fiscal year ended October 31, 2004 grew by 21.8% compared with the same period last year. This increase was driven by an overall growth in defense-related work, including the services required to refurbish and upgrade military equipment and systems. This work involved improvements to communications equipment, weapons systems, and engines on aircraft and ground vehicles such as tanks, high-mobility multipurpose wheeled vehicles and various armored personnel carriers. Homeland security revenues remained strong, with increased work in the design, development and conduct of security preparedness exercises around the country.

     The EG&G Division’s direct operating expenses for the fiscal year ended October 31, 2004 increased by 25.5% compared with the same period last year. Direct operating expenses increased as revenues grew; however, there was more revenue growth from operations and maintenance contracts in fiscal year 2004 than fiscal year 2003. Since these contracts generated lower profit margins, direct operating expenses increased faster than revenues.

     The EG&G Division’s gross profit for the fiscal year ended October 31, 2004 increased $35.9 million over the previous year, reflecting the margins achieved through the revenue increases described above. The EG&G Division’s gross margin percentage decreased to 27.7% for the fiscal year ended October 31, 2004 from 29.8% for the fiscal year ended October 31, 2003. The decrease resulted from an increase in the volume of operations and maintenance and field-based services, which generally carry lower margins than the services typically provided by the EG&G Division. As a result, gross profit grew at a slower rate than revenues.

     The EG&G Division’s IG&A expenses for the fiscal year ended October 31, 2004 increased by 12.6% compared with the same period last year. The increase in indirect expenses was primarily due to a higher business volume. The EG&G Division’s indirect expenses generally vary in nature and as such, an increased business volume typically results in increased indirect expenses. Employee benefits costs increased by approximately $20.7 million and other employee-related expenses, such as travel and recruiting expenses, increased by $6.4 million due to a higher employee headcount as a result of the increased volume of work. In fiscal year 2004, there was also an increase of $4.5 million in indirect expenses not reimbursable under U.S. government contracts. These increases were offset by a $3.7 million decrease in pension costs, $2.8 million of which was the result of the EG&G pension plan amendment and $0.9 million of which was the result of a higher than expected return on pension plan assets for fiscal year 2004 compared with fiscal year 2003. Indirect expenses as a percentage of revenues decreased to 22.8% from 24.7% for the fiscal years ended October 31, 2004 and 2003, respectively, due to an increase in labor utilization as explained above.

Fiscal 2003 Compared with Fiscal 2002

	Years Ended October 31,
				Percentage
			Increase	increase
	2003	2002	(decrease)	(decrease)
	(In millions, except percentages)
Consolidated
Revenues	$3,186.7	$2,427.8	$758.9	31.3%
Direct operating expenses	2,005.3	1,489.4	515.9	34.6%

Gross profit	1,181.4	938.4	243.0	25.9%
Indirect, general and administrative expenses	1,001.0	791.6	209.4	26.5%

Operating income	180.4	146.8	33.6	22.9%
Interest expense, net	83.6	55.7	27.9	50.1%

Income before income taxes	96.8	91.1	5.7	6.3%
Income tax expense	38.7	36.0	2.7	7.5%

Net income	58.1	55.1	3.0	5.4%
Preferred stock dividend	—	5.9	(5.9)	(100.0%)

Net income available for common stockholders	$58.1	$49.2	$8.9	18.1%

Diluted net income per common share	$1.76	$2.03	$(0.27)	(13.3%)

Consolidated

     Our consolidated revenues for the fiscal year ended October 31, 2003 increased by 31.3%, compared with fiscal year 2002. As discussed in more detail below, the increase in revenues was due to the inclusion of EG&G results for a full year in fiscal year 2003 compared to only 10 weeks for fiscal year 2002. The remaining increase was attributable to revenue growth from our federal government clients. This increase was offset by a decrease in revenues from our state and local government clients and private industry clients as a result of their significant reduction in spending. The following table presents our consolidated revenues by client type for the fiscal years ended October 31, 2003 and 2002.

	Years Ended October 31,
				Percentage
			Increase	increase
	2003	2002	(decrease)	(decrease)
	(In millions, except percentages)
Revenues
Federal government clients	$1,391	$601	$790	131%
State and local government clients	688	704	(16)	(2%)
Domestic private industry clients	844	898	(54)	(6%)
International clients	264	225	39	17%

Total revenues	$3,187	$2,428	$759	31%

     Revenues from our federal government clients for the fiscal year ended October 31, 2003 increased by 131% compared with fiscal year 2002. Of the $790.0 million increase in revenues from our federal government sources, approximately $741.2 million was due to the inclusion of a full year of EG&G results in fiscal year 2003 compared to only 10 weeks in fiscal year 2002. The remaining increase was driven by our growth in the defense, homeland security, operations and maintenance, environmental services and research, development, test and evaluation areas.

     The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the fiscal year ended October 31, 2003 can be found beginning on pages 28.

     Our consolidated direct operating expenses for the fiscal year ended October 31, 2003, which consist of direct labor, subcontractor costs and other direct expenses, increased by 34.6% compared with fiscal year 2002. $507.1 million of the increase was due to the inclusion of a full year of EG&G direct operating expenses in fiscal year 2003 compared to only 10 weeks in fiscal year 2002. The remaining increase was attributable to increased costs associated with the increased revenues from our federal government clients, offset by decreased costs incurred from projects for our state and local government and private industry clients.

     Our consolidated gross profit for the fiscal year ended October 31, 2003 increased by 25.9% compared with fiscal year 2002. $234.1 million of the increase in gross profit was due to the inclusion of a full year of EG&G’s gross profit in fiscal year 2003 compared to only 10 weeks in fiscal year 2002. The remaining increase was mainly attributable to the increased gross profit from our federal government clients, offset by a decrease in gross profit from our state and local and private industry clients, as discussed below in the URS Division section. Gross margin percentage, however, fell from 38.7% to 37.1%. The primary cause of this margin percentage shrinkage was the change of revenue mix, which incorporated the generally lower profit margins on our EG&G Division’s contracts.

     Our consolidated IG&A expenses for the fiscal year ended October 31, 2003 increased by 26.5% compared with fiscal year 2002. $193.8 million of the increase in IG&A expenses was a result of the inclusion of a full year of EG&G’s IG&A expenses in fiscal year 2003 compared to only 10 weeks of expenses in fiscal year 2002. The remaining $15.6 million increase in IG&A expenses was due to increases of $30.9 million in benefits, legal, consulting fees and temporary labor, rental, bad debt, insurance expenses, amortization of purchased intangible assets, and depreciation and amortization expense as a result of the implementation of our new ERP (see “Enterprise Resource Program” discussed on page 35 of this report). These increases were offset by $15.3 million of decreases in indirect labor, sales and business development, utilities, loss on extinguishment of debt and travel expenses. The conversion of our Series D Preferred Stock into common stock constituted a change in control as defined under the terms of our employment arrangements with some executives resulting in the accelerated vesting of restricted common stock previously granted, which increased benefit expenses by $2.5 million.

     Our consolidated net interest expense for the fiscal year ended October 31, 2003 increased by 50.1% due to the additional indebtedness incurred with the EG&G acquisition.

     Our effective income tax rates for the fiscal years ended October 31, 2003 and 2002 were approximately 40.0% and 39.5%, respectively.

     Our consolidated operating income, net income and earnings per share resulted from the factors previously described.

Reporting Segments

		Direct		Indirect,
		Operating	Gross	General and	Operating
	Revenues	Expenses	Profit	Administrative	Income (Loss)
	(In millions, except percentages)
Year Ended October 31, 2003
URS Division	$2,259.1	$1,354.2	$904.9	$739.0	$165.9
EG&G Division	927.6	651.1	276.5	228.7	47.8
Corporate	—	—	—	33.3	(33.3)

Total	$3,186.7	$2,005.3	$1,181.4	$1,001.0	$180.4

Year Ended October 31, 2002
URS Division	$2,241.4	$1,345.4	$896.0	$726.7	$169.3
EG&G Division	186.4	144.0	42.4	34.9	7.5
Corporate	—	—	—	30.0	(30.0)

Total	$2,427.8	$1,489.4	$938.4	$791.6	$146.8

Increase (decrease) for year ended October 31, 2003 vs 2002
URS Division	$17.7	$8.8	$8.9	$12.3	$(3.4)
EG&G Division	741.2	507.1	234.1	193.8	40.3
Corporate	—	—	—	3.3	(3.3)

Total	$758.9	$515.9	$243.0	$209.4	$33.6

Percentage increase (decrease) for year ended October 31, 2003 vs 2002
URS Division	0.8%	0.7%	1.0%	1.7%	(2.0%)
EG&G Division	397.6%	352.2%	552.1%	555.3%	537.3%
Corporate	—	—	—	11.0%	11.0%
Total	31.3%	34.6%	25.9%	26.5%	22.9%

URS Division

     The URS Division’s revenues for the fiscal year ended October 31, 2003 increased by 0.8% compared with fiscal year 2002. This increase was mainly due to revenue growth from our federal government clients, the effect of foreign currency exchange fluctuations and minor revenue growth from our transportation business in the United Kingdom. The effect of revenue growth from the factors previously described was mostly offset by a decrease in revenues from our state and local government and private industry clients, as discussed below.

     The following table presents the URS Division’s revenues by client type for the fiscal years ended October 31, 2003 and 2002.

	Years Ended October 31,
				Percentage
			Increase	increase
	2003	2002	(decrease)	(decrease)
	(In millions, except percentages)
Revenues
Federal government clients	$463	$415	$48	12%
State and local government clients	688	704	(16)	(2%)
Domestic private industry clients	844	898	(54)	(6%)
International clients	264	225	39	17%

Total revenues	$2,259	$2,242	$17	1%

     Revenues from our federal government clients for the fiscal year ended October 31, 2003 increased by 12%, compared with fiscal year 2002. The increase was driven by our growth in the defense, homeland security, operations and maintenance, environmental services and research, development, test and evaluation areas.

     Revenues from our state and local government clients for the fiscal year ended October 31, 2003 decreased by 2%, compared with fiscal year 2002. Although significant state and local budget deficits caused a reduction in revenues from our state and local government clients in fiscal year 2003 compared with fiscal year 2002, several factors mitigated the impact of this decrease on our results, including the gradual stabilization of state tax revenues, the use of alternate means to finance infrastructure projects, our ability to shift resources to growth areas where funding is stable or growing, such as schools, and increased activity in our aviation and water/wastewater businesses.

     Revenues from our domestic private industry clients for the fiscal year ended October 31, 2003 decreased by 6%, compared with fiscal year 2002. Revenues from our domestic private industry clients continue to be affected by reduced levels of capital spending and cost-cutting measures by these clients, as well as pressures exerted by them on our margins. These downward trends were partially offset by increases in revenues generated by the power sector and increased activity under our growing number of MSAs.

     Revenues from our international clients for the fiscal year ended October 31, 2003 increased by 17%, compared with fiscal year 2002. The increase was due to foreign currency exchange fluctuations and minor growth in our European region. The revenue growth in Europe was due to increases in transportation projects in the United Kingdom.

     The URS Division’s direct operating expenses for the fiscal year ended October 31, 2003 increased by 0.7%, compared with fiscal year 2002. This increase was mainly due to increases in our revenues as a result of the factors discussed above.

     The URS Division’s gross profit for the fiscal year ended October 31, 2003 increased by 1.0%, compared with fiscal year 2002. The increase was attributable to the factors that drove net revenue growth, as previously described.

     The URS Division’s IG&A expenses for the fiscal year ended October 31, 2003 increased by 1.7%, compared with fiscal year 2002. A total of $23.1 million was mainly attributed to increases in depreciation and amortization expense as a result of the implementation of our new ERP, as well as increases in benefits, consulting fees, temporary labor, rent, legal, insurance, and bad debt expenses. These increases were offset by $10.8 million of decreases in indirect labor, sales and business development, utilities and travel expenses. Net interest expense for the fiscal year ended October 31, 2003 increased by $1.0 million due to the additional capital lease obligations and indebtedness incurred with the implementation of our new ERP.

EG&G Division

     The overall increases in revenues and expenses for the EG&G Division for fiscal year 2003, compared with fiscal year 2002, was due to the inclusion of a full year of the EG&G Division’s results in fiscal 2003, compared to only 10 weeks in fiscal year 2002.

Liquidity and Capital Resources

	Years Ended October 31,
	2004	2003	2002
		(In millions)
Cash flows provided by operating activities	$109.3	$166.1	$88.5
Cash flows used by investing activities	(19.0)	(18.2)	(388.1)
Cash flows provided (used) by financing activities	(73.5)	(142.4)	286.2
Cash flows provided by financing activities includes:
Proceeds from sale of common shares and exercise of stock options	26.6	17.9	17.0
Proceeds from common stock offering, net of related expenses	204.3	—	—

     Our primary sources of liquidity are cash flows from operations, borrowings under the credit line from our Credit Facility and, during the fiscal year ended October 31, 2004, a public common stock offering. Our primary uses of cash are to fund our working capital and capital expenditures and to service and redeem our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service and redeem our debt, for the next 12 months and beyond. If we were to experience a significant change in our business such as the consummation of an acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions.

     We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. The financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them. See further discussion at Note 14, “Supplemental Guarantor Information” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

•	Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of October 31, 2004 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.

Operating Activities

     The reduction in cash flows from operations for the fiscal year ended October 31, 2004, compared with the same period last year, was primarily due to the following factors:

•	During the fourth quarter of fiscal year 2002, we converted a legacy accounting system to a new ERP system. The conversion caused a delay in project billings and as a result, our accounts receivable increased at the end of fiscal year 2002. During fiscal year 2003, we collected a higher than normal amount of cash compared to previous operating periods by catching up on the collection of those delayed billings.

•	Increases in employee benefit costs.

•	The timing and increased amounts of our income tax payments resulted in a higher level of payment during the fiscal year ended October 31, 2004 compared with the same period last year.

Investing Activities

     As a professional services organization, we are not capital intensive. Our capital expenditures have historically been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during fiscal years 2004, 2003 and 2002 were $19.0 million, $18.2 million and $53.4 million, respectively.

Financing Activities

     Net cash used by financing activities decreased by $68.8 million for fiscal year 2004 compared with the same period last year due to the following major factors:

•	net proceeds generated from our public common stock offering of $204.3 million;

•	an increase of $8.8 million in proceeds from the sale of our common stock from the employee stock purchase plan and the exercise of employee stock options, resulting from the increase in our common stock price; offset by

•	payments of $19.7 million in call premiums and payments of $2.9 million in financing fees; and

•	an increase in net debt payments and redemptions of $121.7 million.

     Fiscal 2004 Compared with Fiscal 2003. During fiscal year 2004, we repaid approximately $29.0 million on our Credit Facility, $70.0 million on our 11 1/2% notes, $190.0 million on our 12 1/4% notes, $5.1 million on note payables, and $14.6 million on capital lease obligations. We also retired the $6.5 million outstanding balance of our 8 5/8 % senior subordinated debentures (“8 5/8 % debentures”). During the same period, we borrowed an additional $25.0 million on our Term Loan B under our Credit Facility and drew $5.2 million on our revolving line of credit. In addition, we borrowed $11.1 million under capital lease obligations for equipment purchases and $3.1 million from notes payable and paid $2.9 million for financing fees as a result of amending our Credit Facility.

     During fiscal year 2004, we sold an aggregate of 8.1 million shares of our common stock through an underwritten public offering. The offering price of our common stock was $26.50 per share and we received total offering proceeds of $204.3 million, net of $10.5 million in underwriting discounts and commissions and other offering-related expenses. We used the net proceeds from this common stock offering plus the borrowings under our Credit Facility and cash available on hand to redeem $70.0 million of our 11 1/2% notes and $190.0 million of our 12 1/4% notes. As a result of these redemptions, we recognized a pre-tax charge of $28.2 million during our fiscal year 2004 consisting of the write-off of $8.5 million in unamortized financing fees, debt issuance costs and debt discounts and payments of $19.7 million for call premiums.

     Fiscal 2003 Compared with Fiscal 2002. The decrease in cash flows from financing activities for fiscal year 2003 compared to fiscal year 2002 was primarily due to the issuance of long-term debt and net borrowings on the line of credit in fiscal year 2002, offset by the increase in long-term debt payments, resulting from the retirement of the old credit facility. In fiscal year 2003, we repaid $27.3 million on our revolving line of credit, $16.0 million in scheduled debt payments and $101.2 million of discretionary debt payments on our Credit Facility and $14.6 million in payments on capital lease obligations. In addition, we borrowed $15.7 million under capital lease obligations for equipment purchases.

     The table below contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of October 31, 2004:

		Principal Payments Due by Period
Contractual Obligations		Less Than			After 5
(Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of October 31, 2004:
Senior Secured Credit Facility:
Term Loan A	$83,610	$17,288	$66,322	$—	$—
Term Loan B	270,198	1,386	5,543	263,269	—
Line of credit	5,250	5,250	—	—	—
11 1/2% senior notes (1)	130,000	—	—	130,000	—
12 1/4% senior subordinated notes	10,000	—	—	10,000	—
6 1/2% convertible subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	36,269	13,510	17,685	5,019	55
Notes payable and other indebtedness	8,760	4,185	4,563	12	—

Total debt	545,885	41,619	94,113	408,300	1,853
Pension funding requirements (2)	6,204	6,204	—	—	—
Purchase obligations (3)	8,160	5,510	2,650	—	—
Operating lease obligations (4)	450,073	85,438	148,738	110,069	105,828

Total contractual obligations	$1,010,322	$138,771	$245,501	$518,369	$107,681

(1)	Amounts shown exclude remaining original issue discounts of $2.1 million and $18 thousand for our 11 1/2% notes and our 6 1/2% Convertible Subordinated Debentures, respectively.

(2)	These pension funding requirements are for the EG&G pension plans based on actuarially determined estimates and management assumptions. We chose not to make estimates beyond one year based on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)	These operating leases are predominantly real estate leases.

     Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:

•	As of October 31, 2004, we had a total available balance of $56.1 million in standby letters of credit under our Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements, and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on this Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•	We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is 16 months. The maximum potential amount of future payments, which we could have been required to make under this guarantee at October 31, 2004, was $6.5 million.

•	From time to time, we have provided guarantees related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no guarantee claims for which losses have been recognized.

•	We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.

     Our Senior Secured Credit Facility (“Credit Facility”) consists of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Borrowings under our Credit Facility bear interest at either a base rate or a Eurodollar rate plus, in each case, an interest rate margin that varies with our financial performance. As of October 31, 2004 and 2003, we had $353.8 million and $357.8 million in principal amounts outstanding, respectively, under the term loan facilities. As of October 31, 2004, we had drawn $5.3 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $56.1 million, reducing the amount available to us under our revolving credit facility to $163.6 million.

     Principal amounts under Term Loan A and Term Loan B became due and payable on a quarterly basis beginning January 31, 2003, with final payment due on August 22, 2007 and 2008, respectively. Our revolving credit facility will expire and be payable in full on August 22, 2007.

     We have amended our Credit Facility on six separate occasions. The first amendment, dated January 30, 2003, increased our maximum leverage ratios through January 31, 2004, and increased the interest rate margins by 0.25% on our Credit Facility, but also provided that if we achieved the original leverage ratio of 3.90:1 or less at October 31, 2003, the original interest rate margins would be restored. Because we achieved this ratio, the original interest rate margins were restored in January 2004. The second amendment, dated November 6, 2003, enabled us to repurchase and redeem our 11 1/2% notes, 12 1/4% notes and/or our 6 1/2% debentures with the entire proceeds of an equity issuance up to $220.0 million. The third amendment, dated December 16, 2003, reduced the interest rate margins on Term Loan B. The fourth amendment, dated March 29, 2004, increased the equity offering proceeds that could be used to repurchase or redeem our outstanding notes and debentures to $300.0 million and permitted us to borrow unsecured debt and/or use our revolving line of credit for this purpose if our leverage ratio was less than 2.50 after giving effect to the transaction. The fifth amendment, dated June 4, 2004, reduced the interest rate margins on our Credit Facility, upon attaining credit ratings of BB from Standard & Poor and Ba2 from Moody’s, to 1.0% for base rate borrowings and to 2.0% for Eurodollar borrowings. We also increased the credit limit on our revolving line of credit to $225.0 million and increased the outstanding amount of our Term Loan B by $25.0 million. The sixth amendment, dated November 29, 2004, permitted us to change our fiscal year to a calendar year.

     As of October 31, 2004, we were in compliance with all of our Credit Facility covenants.

     See further discussion at Note 5, “Current and Long-Term Debt” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     Revolving Line of Credit. As a part of our Credit Facility, we maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. During the ordinary course of business, the use of the revolving line of credit is determined by collection and disbursement activities. Our daily cash needs follow a predictable pattern that typically parallels our payroll cycles, which drive, as necessary, our short-term borrowing requirements.

     Our average daily revolving line of credit balances for the fiscal year ended October 31, 2004 and 2003 were $22.7 million and $20.5 million, respectively. The maximum amounts outstanding at any one point in time during the fiscal year ended October 31, 2004 and 2003 were $74.6 million and $70.0 million, respectively.

     As of October 31, 2004, we had an outstanding balance of $5.3 million under our revolving line of credit. On October 31, 2003, we had no outstanding balance. The effective average interest rates paid on the revolving line of credit during the fiscal year ended October 31, 2004 and 2003 were approximately 5.3% and 6.1%, respectively.

     11 1/2% Senior Notes. In August 2002, we issued $200.0 million in aggregate principal amount due at maturity of our 11 1/2% notes due 2009 for proceeds, net of $4.7 million of original issue discount, of approximately $195.3 million. Interest on our 11 1/2% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. These notes are effectively subordinate to our Credit Facility, capital leases, notes payable and senior to our subordinated indebtedness, including our 12 1/4% notes and our 6 1/2% debentures described below. As of October 31, 2004 and 2003, $130.0 million and $200.0 million of the notes were outstanding, respectively.

     See further discussion at Note 5, “Current and Long-Term Debt” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     12 1/4% Senior Subordinated Notes. As of October 31, 2004 and 2003, we had outstanding amounts of $10.0 million and $200.0 million, respectively, of our 12 1/4% notes due 2009. Interest is payable semi-annually in arrears on May 1 and November 1 of each year. Our 12 1/4% notes are effectively subordinate to our Credit Facility, our 11 1/2% notes, capital leases and notes payable.

     See further discussion at Note 5, “Current and Long-Term Debt” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     8 5/8% Senior Subordinated Debentures.Our 8 5/8% debentures were retired on January 15, 2004. As of October 31, 2003, we owed $6.5 million on our 8 5/8% debentures.

     6 1/2% Convertible Subordinated Debentures. Our 6 1/2% debentures are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. Interest on these debentures is payable semi-annually in February and August of each year. Sinking fund payments calculated to retire 70% of our 6 1/2% debentures prior to maturity began in February 1998. Our 6 1/2% debentures are subordinate to our Credit Facility, our 11 1/2% notes, capital leases and notes payable. As of October 31, 2004 and 2003, we owed $1.8 million on our 6 1/2% debentures.

     Notes Payable, Foreign Credit Lines and other indebtedness. As of October 31, 2004 and 2003, we had outstanding amounts of $8.8 million and $10.9 million in notes payable, respectively. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. These notes typically have three-year to five-year initial terms with interest rates ranging from approximately 5% to 11%. The year-end weighted average interest rate was approximately 6.2% at October 31, 2004.

     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries. As of October 31, 2004 and 2003, we had no outstanding balance and had $3.0 million and $2.8 million, respectively, available under these foreign lines of credit.

     Capital Leases. As of October 31, 2004 and 2003, we had $36.3 million and $39.8 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

     Operating Leases. As of October 31, 2004 and 2003, we had approximately $450.1 million and $389.7 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

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

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During fiscal year 2004, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

     Enterprise Resource Program (“ERP”). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and convert to a new ERP system developed and marketed by PeopleSoft, Inc. As of January 1, 2005, approximately 60% of our total revenues were processed on this ERP system. We expect to convert substantially all of the remaining URS Division’s legacy systems over the next 12 months. Beginning in 2006, we intend to convert the EG&G Division’s accounting systems to the ERP system.

     Oracle Corporation acquired PeopleSoft Inc. in January 2005. It is possible that Oracle Corporation may discontinue further development, integration or long-term software maintenance support for our ERP system. Should such events occur, we will be required to seek alternatives to our existing ERP system.

     The capitalized costs of implementing our ERP system, including hardware, software licenses, consulting and internal staffing costs will be approximately $65.0 million, excluding the potential costs associated with the conversion of the EG&G Division’s accounting systems. As of October 31, 2004, we capitalized costs of approximately $58.8 million for this project, with the remaining costs to be incurred during fiscal year 2005. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

     Other Commitments. Consistent with industry practice, when performing environmental remediation or other services, we will at times provide a guarantee related to the materials, workmanship and fitness of a project site; however, we cannot estimate the amount of any guarantee until a determination has been made that a material defect has occurred.

Income Taxes

     As of October 31, 2004, we had available domestic net operating losses, or NOLs, for federal income tax purposes of $11.4 million. Utilization of the NOLs is limited pursuant to Section 1503 of the Internal Revenue Code and will be utilized against income of certain subsidiaries. $7.2 million of NOLs will be carried forward and will expire in fiscal year 2022 and $4.2 million of NOLs are available to be carried back for refund. We also have $16.6 million of foreign NOLs available, which expire at various dates. These foreign NOLs are available only to offset income earned in foreign jurisdictions.

     We have recorded deferred tax assets and liabilities. Our deferred tax assets arise from temporary differences in the recognition of accruals, primarily compensation-related accruals, available NOLs and allowances for doubtful accounts. Our current deferred tax assets at October 31, 2004 increased from the balance at October 31, 2003 due to an increase in various compensation accruals. Our current deferred tax liabilities primarily arise from temporary differences in the recognition of costs and accrued earnings in excess of billings on contracts in process. Total tax deductible goodwill resulting from the Dames & Moore and EG&G acquisitions amounted to $352.1 million. As of October 31, 2004, $211.4 million of goodwill was unamortized for tax purposes. The difference between tax and financial statement cumulative amortization on tax deductible goodwill gives rise to a long-term deferred tax liability. Our net non-current deferred tax liabilities decreased slightly, as increases in deferred tax liabilities generated by tax deductible goodwill were offset by increases in deferred tax assets related to tax credits, NOLs and deferred compensation and pension programs.

     Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on expected future operating results, we believe that realization of deferred tax assets in excess of the valuation allowance is more likely than not.

     Earnings from our foreign subsidiaries are indefinitely reinvested outside of our home tax jurisdiction and thus pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas.” We do not recognize a deferred tax liability for the tax effect of the excess of the book over tax basis of our investments in our foreign subsidiaries.

     The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October 2004 and has several provisions that may impact our income taxes in the future, including the repeal of the extraterritorial income exclusion, incentives for the repatriation of foreign income through December 2004, and a deduction related to qualified production activities taxable income. The Financial Accounting Standards Board (“FASB”) proposed that the qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the impact of the FASB guidance related to qualified production activities on our effective tax rate in future periods. The FASB also provided guidance for the appropriate point at which a Company should reflect in its financial statements the effects of a one time tax benefit on the repatriation of foreign earnings. We are currently evaluating the impact of the provisions of the FASB guidance related to the repatriation of foreign earnings.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes included in Item 8 of this report. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in our financial statements, giving consideration to materiality. Historically, our estimates have not differed materially from actual results. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties. Consequently, actual results could differ from our estimates. See Note 1, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

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

     We earn our revenues from performance on cost-plus, fixed-price and time-and-materials contracts. At October 31, 2004, we had many active projects, none of which represented more than 6% of our total revenues for fiscal year ended October 31, 2004. If our estimate of costs at completion on any contract indicates that a loss will be incurred, we charge the entire estimated loss to operations in the period the loss becomes evident.

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

     The use of the percentage of completion revenue recognition method requires us to make estimates and exercise judgment regarding the project’s expected revenues, costs and the extent of progress towards completion. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that our completion costs may vary from our estimates.

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

     For some contracts, using the cost-to-cost method in estimating percentage-of-completion may overstate the progress on the project. For instance, in a project where a large amount of permanent materials are purchased, including the costs of these materials in calculating the percentage-of-completion may overstate the actual progress on the project. For these types of projects, actual labor hours spent on the project may be a more appropriate measure of the progress on the project. For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods such as actual labor hours, for measuring progress on the project and recognize revenue accordingly.

     Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes may be initiated by us or by our clients. The majority of such changes presents little or no financial risk to us. Generally, a “change order” will be negotiated between our client and ourselves to reflect how the change is to be resolved and who is responsible for the financial impact of the change. Occasionally, however, disagreements can arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and, therefore, revenues. When a change becomes a point of dispute between our client and us, we then consider it as a claim.

     Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues, only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized in a subsequent period when a client agreement is obtained or claims resolution occurs. A more detailed discussion of change orders and claims is included in Note 1, “Accounting Policies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation (“FAR”), and the U.S. Cost Accounting Standards (“CAS”). These regulations are generally applicable to all of our federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR.

     Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.

Goodwill

     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires at least an annual assessment for impairment of goodwill and other intangible assets. Accordingly, we have completed our annual review of the recoverability of goodwill as of October 31, 2004, which indicated that we had no impairment of goodwill. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill.

     We believe the following methodology we use in testing impairment of goodwill, which includes significant judgments and estimates, provides us with a reasonable basis in determining whether an impairment charge should be taken. In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company by using a methodology that considers discounted projections of our cash flows and the fair values of our debt and equity.

     We first determine our estimated projected cash flows and estimated residual values of each of our reporting units and discount those cash flows and residual values based on a selected discount rate (a discounted cash flows approach) to arrive at an estimated fair value of each reporting unit. The determination of our discount rate considers our cost of capital and the cost of capital of some of our industry peers. We then consider the average closing sales price of our common stock and the fair market value of our interest-bearing obligations to arrive at an estimate of the Company’s fair value (a market multiple approach). Our final estimate of the Company’s fair value is established considering our market multiple and discounted cash flows approaches.

     We allocate our final estimate of the Company’s fair value to our reporting units based on the relative proportion of each reporting unit’s estimated discounted cash flows to the total. A reporting unit, as defined in SFAS 142, is an operating segment or a component of a segment where (a) the component constitutes a business for which discrete financial information is available, and (b) management regularly reviews the operating results of that component. Our reporting units consist of the EG&G Division, the domestic operations of the URS Division and the international operations of the URS Division.

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

Allowance for Uncollectible Accounts Receivable

     We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by estimating an allowance for amounts that may become uncollectible or unrealizable, respectively, in the future. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.

Deferred income taxes

     We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized in future operating results. Management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances, with the help of professional tax advisors. Therefore, we estimate and provide for amounts of additional income taxes that may be assessed by the various taxing authorities.

Other long-term liabilities

     Included in other long-term liabilities are estimated liabilities related to defined benefit pension and postretirement programs. These liabilities represent actuarially determined estimates of our future obligations associated with providing these benefit programs to some of our employees. The actuarial studies and estimates are dependent on assumptions made by management.

Adopted and Recently Issued Statements of Financial Accounting Standards

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of that VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. Although we have no special purpose entities (“SPEs”) as defined in FIN 46, we evaluated the impact of FIN 46 related to our joint ventures with third parties. We adopted FIN 46-R as of April 30, 2004.

     In general, we account for non-special purpose entities (“non-SPEs”) in accordance with Emerging Issues Task Force Consensus No. 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (“EITF 00-01”), or in accordance with the equity method of accounting. Our adoption of FIN 46-R did not have a material impact on the accounting for these non-SPEs and we continue to account for them under the equity method or under EITF 00-01, as appropriate.

     FIN 46-R requires that all entities, regardless of whether or not a special purpose entity, created subsequent to January 31, 2003, be evaluated for consolidation purposes. We have not entered into any joint venture or partnership agreements subsequent to January 31, 2003 where the accounting for such agreements would be materially different than our historical method of accounting for such entities using the equity method or under EITF 00-01, as appropriate. Future joint venture or partnership agreements into which we may enter may require consolidation under FIN 46-R and could have a material impact on our consolidated financial statements. In addition, facts and circumstances related to existing joint ventures or partnership agreements may require consolidation in future accounting periods.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (“Revised SFAS 132”). Revised SFAS 132 requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for periods beginning after December 15, 2003 and were included in our Form 10-Q commencing with the period ended April 30, 2004. Our required Revised SFAS 132 disclosures are included in Note 10, “Employee Retirement Plans.”

     On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was effectively superseded as a result of the issuance of Emerging Issues Task Force Consensus No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. We do not have any material multiple element arrangements and thus SAB 104 does not have a material impact on our financial statements.

     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004 and May 19, 2004, the FASB issued FASB Staff Position No. 106-1 and 106-2, respectively, both entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP 106-2 supersedes FSP 106-1. FSP 106-2 provides guidance on accounting for the effects of the Medicare Act and requires specific disclosures. Detailed regulations necessary to implement the Medicare Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Based on an analysis of the Medicare Act, FSP 106-2, and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees is not actuarially equivalent to Medicare Part D and therefore, the effects of the Medicare Act would not have a significant impact on our consolidated financial statements.

     If it is later determined that the drug benefit is actuarially equivalent based on new information available to us, a re-measurement of plan assets and obligations will be performed on the date that actuarial equivalence is determined and the effect of the subsidy will be treated as an actuarial gain. Based on current facts and circumstances, our measures of the accumulated post-retirement benefit obligation and net periodic pension costs of our post-retirement plans do not reflect any amount associated with the subsidy. We believe that other effects of the Act to be considered at the next measurement date will not have a significant effect on our financial statements.

     On April 9, 2004, the FASB issued FASB Staff Position No. 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, “Disclosure of Information about Capital Structure” apply to all contingently convertible securities and to their potentially dilutive effects on earnings per share (“EPS”), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included above under “Income Per Common Share.” Our 6 1/2% debentures are convertible into shares of our common stock; however, the number of shares which they could be converted into is not material to our income per share computation and inclusion of the assumed conversion of our 6 1/2% debentures in our EPS computation would be anti-dilutive. As a result, the conversion effect of our 6 1/2% debentures was excluded from our diluted EPS computation at October 31, 2004.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“Revised SFAS 123”). Revised SFAS 123 replaces SFAS 123 and supersedes APB 25. Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Revised SFAS 123 requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. Revised SFAS 123 applies to all awards granted after the required effective date, and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. Revised SFAS 123 also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

     Adoption of Revised SFAS 123 will require us to record an expense for our equity-related compensation plans using the fair value method and will have a significant impact on our financial statements as we historically have recorded our compensation cost in accordance with APB 25, which does not require the recording of an expense for our equity related compensation plans if stocks were granted at a price equal to the fair market value of the stocks on the grant date.

     On December 21, 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying FASB Statement No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (“the Act”). In addition, FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the Act’s repatriation provision. We are currently evaluating the impact of the provisions of the FASB guidance related to qualified production activities on our effective tax rate in future periods. The FASB has also provided guidance for the appropriate point at which a Company should reflect in its financial statements the effects of a one time tax benefit on the repatriation of foreign earnings. We are currently evaluating the impact of the provisions of the FASB guidance related to the repatriation of foreign earnings.

     In September 2004, the Emerging Issues Task Force reached a final consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-08, Financial Accounting Standards No. 128, “Earnings per Share,” had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share (“EPS”) in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The only convertible debt we had for the fiscal years 2004, 2003 and 2002 was our 6 1/2% debentures, which has no contingent conversion features, including market value triggers; therefore, EITF 04-08 has no effect to our consolidated financial statements.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-K, the following factors could affect our financial condition and results of operations:

We continue to experience the adverse effects from the ongoing economic downturn. If the economic downturn continues or worsen, then our revenues, profits and our financial condition may deteriorate.

     In response to reduced revenues caused by the ongoing economic downturn, our clients may cut costs, or delay, curtail or cancel proposed and existing projects. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our clients may also demand better pricing terms. In addition, the economic downturn may impact our clients’ ability to pay our bills and our ability to collect cash from our clients needed to fund our business operations. Although some economic fundamentals have been improving, our business generally lags the overall recovery in the economy and, therefore, we do not know whether or when any improving economic indicators will positively affect our revenues and profits. If the economic downturn continues or worsens, then our revenues, profits and overall financial condition may deteriorate.

As a government contractor, we are subject to a number of procurement laws and regulations and government audits, any deemed violation of which could lead to sanctions, contract termination or ineligibility for future government contracts.

     We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), Service Contract Act, and Department of Defense security regulations, as well as many other rules and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose added costs to our business operations.

     As a federal government contractor, we must maintain our status as a responsible contractor. Even though we take precautions to prevent and deter fraud and misconduct, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency, routinely audit and investigate government contractors. These agencies review or audit a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. A violation of specific laws and regulations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us ineligible to perform services for governmental agencies. We could also suffer serious harm to our reputation.

     In addition, during the course of its audits, the DCAA may question incurred costs if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA audits will not result in material disallowances for incurred costs in the future.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win profitable government contracts could harm our operations and adversely affect our net income.

     Revenues from federal government contracts and state and local government contracts represented approximately 48% and 20% of our total revenues for the fiscal year ended October 31, 2004, respectively. Our inability to win profitable government contracts could harm our operations and adversely affect our net income. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these contracts, which negatively impact our profitability under the contracts. Moreover, even if we are qualified to work on a new government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Finally, government clients can generally terminate or modify their contracts at their convenience.

Unexpected termination of a substantial portion of our book of business could harm our operations and adversely affect our future revenues.

     We account for all contract awards that may be recognized as revenues as our book of business, which includes backlog, designations, option years and indefinite delivery contracts. Our backlog consists of the amount billable at a particular point in time for future services under signed contracts. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our indefinite delivery contracts are signed contracts under which we perform work only when our client issues specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under indefinite delivery contracts. Unexpected termination of a substantial portion of our book of business could harm our operations and adversely affect our future revenues.

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

If we are unable to accurately estimate the overall risks, revenues or costs on contracts, then we may incur losses on the contracts or generate lower profits.

     We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price unrelated to the actual costs we incur. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these types of contracts is driven by billable headcount and control of cost over-runs.

     Accounting for these contracts requires judgment relative to assessing their estimated risks, revenues and costs. Due to the size and nature of many of our contracts, the estimation of overall risk, revenues and costs at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect financial performance in future periods. If we are unable to accurately estimate the overall revenues or costs on a contract, then we may incur a loss on the contract or generate a lower profit.

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

     A substantial portion of our revenues and profits are measured and recognized using the percentage-of-completion method of accounting. Generally, our use of this method results in recognition of revenues and profits ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonable reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profit on the project.

     We sometimes enter into subcontracts, joint ventures and other contractual arrangements with outside partners so that we can jointly bid on and execute a particular project. Success on these joint projects depends largely on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profit on the project.

Our substantial indebtedness could adversely affect our financial condition.

     As of October 31, 2004, we had $543.7 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us because it may:

•	limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage if we are more highly leveraged than our competitors;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	make us more vulnerable to a downturn in our business or the economy;

•	require us to maintain certain financial ratios, which we may not be able to achieve; and

•	require us to dedicate a substantial portion of our cash flows from operations to the repayments of our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures and for other general corporate purposes.

Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.

     We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, may restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.

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

     Our environmental business involves the planning, design, program and construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. Federal laws, including but not limited to the Resource Conservation and Recovery Act of 1976, as amended, or RCRA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, as well as other governmental laws strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances and impose liability for environmental contamination caused by such substances. In addition, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could negatively impact our revenues.

     Our environmental business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that could negatively impact our revenues.

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

     Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented approximately 34% our total revenues for the fiscal year ended October 31, 2004. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending could harm our operations and adversely affect our future revenues.

Our overall market share will decline if we are unable to compete successfully in our industry.

     Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete and have substantially more financial resources and/or financial flexibility than we do. These competitive forces could have a material adverse effect on our business, financial condition and results of operations by reducing our relative share in the markets we serve.

Ownership of our common stock is concentrated among stockholders who could act in concert to take actions that favor their own personal interests to the detriment of our interests and those of our other stockholders.

     As of October 31, 2004, our officers and directors and their affiliates beneficially owned approximately 20% of the outstanding shares of our common stock. Because of the concentrated ownership of our common stock, these stockholders may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

We rely heavily on our senior management and our professional and technical staff. Any failure to attract and retain key employees could impair our ability to provide services to our clients and otherwise conduct our business effectively.

     As a professional and technical services company, we are labor intensive and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. From time to time, it may be difficult to attract and retain qualified individuals with the expertise demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have a particular government security clearance level. In addition, we rely heavily upon the expertise and leadership of our senior management. The failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Recent changes in accounting for equity-related compensation could significantly impact our ability to attract and retain key employees.

     On December 16, 2004, the FASB issued Revised SFAS 123, which will require us to recognize, as an expense, the fair value of stock options and other equity-related compensation to employees as of the first interim reporting period beginning after June 15, 2005. Since we historically have used equity-related compensation as one component of our employee compensation program, the proposed accounting change could make the use of equity-related compensation less attractive and, therefore, make it more difficult to attract and retain key employees.

Our international operations are subject to a number of risks that could harm our operations and adversely affect our future revenues.

     As a multinational company, we have operations in over 20 countries and derived approximately 9% and 8% of our revenues from international operations for the fiscal year ended October 31, 2004 and 2003, respectively. International business is subject to a variety of special risks, including:

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communications challenges;

•	potentially adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	exposure to liability under the Foreign Corrupt Practices Act; and

•	general economic and political conditions in these foreign markets.

     These and other risks associated with international operations could harm our overall operations and adversely affect our future revenues. In addition, services billed through foreign subsidiaries are attributed to the international category of our business, regardless of where the services are performed and conversely, services billed through domestic operating subsidiaries are attributed to a domestic category of clients, regardless of where the services are performed. As a result, our exposure to international operations may be more or less than the percentage of revenues we attribute to the international category.

Our business activities may require our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

     As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have employees working in Iraq, a high security risk country with substantial civil unrest and acts of terrorism. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen costs.

If we are not able to successfully develop, integrate or maintain third party support for our ERP system in a timely manner, we may incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating to another ERP system.

     We are consolidating all of our accounting and project management information systems to an ERP software system developed and customized for us by PeopleSoft Inc. As of January 1, 2005, approximately 60% of our total revenues were processed on this ERP system. We expect to convert substantially all of the remaining URS Division’s legacy systems over the next 12 months. We intend to convert the EG&G Division’s accounting system to the ERP system beginning in 2006. We depend on PeopleSoft Inc. to develop, integrate and provide long-term software maintenance support for our ERP system. Oracle acquired PeopleSoft, Inc. in January 2005. It is possible that Oracle may discontinue further development, integration or long-term software maintenance support for our ERP system. In the event we do not successfully complete the development and integration of our ERP system or are unable to obtain necessary long-term third party software maintenance support, we may be required to incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating all of our accounting and project management functions to another ERP system.

If our intangible assets become impaired, our earnings will be negatively impacted.

     Our balance sheet includes goodwill and other intangible assets, the values of which are material. If any of our intangible assets were to become impaired, we would be required to write-off the impaired amount. The write-off would negatively affect our earnings.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations, and new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

     As of October 31, 2004, approximately 7% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

     We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $353.8 million under Term Loan A and Term Loan B of our Credit Facility at October 31, 2004, if market rates were to average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $2.1 million. Conversely, if market rates were to average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $2.1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (“the Company”) at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

San Francisco, California
December 23, 2004

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,299	$15,508
Accounts receivable, including retainage of $41,382 and $42,617, respectively	575,939	525,603
Costs and accrued earnings in excess of billings on contracts in process	413,391	393,670
Less receivable allowances	(37,292)	(33,106)

Net accounts receivable	952,038	886,167
Deferred income taxes	16,612	13,315
Prepaid expenses and other assets	21,043	24,675

Total current assets	1,021,992	939,665
Property and equipment at cost, net	143,212	150,553
Goodwill	1,004,680	1,004,680
Purchased intangible assets, net	8,244	11,391
Other assets	53,654	61,323

	$2,231,782	$2,167,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,619	$23,885
Accounts payable and subcontractors payable, including retainage of $13,414 and $7,409, respectively	177,322	171,967
Accrued salaries and wages	153,175	125,773
Accrued expenses and other	83,831	79,854
Billings in excess of costs and accrued earnings on contracts in process	79,474	83,002

Total current liabilities	535,421	484,481
Long-term debt	502,118	788,708
Deferred income taxes	31,477	32,926
Other long-term liabilities	95,542	96,424

Total liabilities	1,164,558	1,402,539

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $.01; authorized 100,000 shares; 43,593 and 33,668 shares issued, respectively; and 43,542 and 33,616 shares outstanding, respectively	435	336
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	727,134	487,824
Accumulated other comprehensive income (loss)	395	(906)
Retained earnings	339,547	278,106

Total stockholders’ equity	1,067,224	765,073

	$2,231,782	$2,167,612

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended October 31,
	2004	2003	2002
Revenues	$3,381,963	$3,186,714	$2,427,827
Direct operating expenses	2,140,890	2,005,339	1,489,386

Gross profit	1,241,073	1,181,375	938,441
Indirect general and administrative expenses	1,079,996	1,000,970	791,625

Operating income	161,077	180,405	146,816
Interest expense, net	59,833	83,571	55,705

Income before income taxes	101,244	96,834	91,111
Income tax expense	39,540	38,730	35,940

Net income	61,704	58,104	55,171
Preferred stock dividend	—	—	5,939

Net income after preferred stock dividend	61,704	58,104	49,232
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefit	(2,189)	(1,896)	(385)
Foreign currency translation adjustments	3,490	6,122	(785)

Comprehensive income	$63,005	$62,330	$48,062

Net income after preferred stock dividend	$61,704	$58,104	$49,232
Less: net income allocated to convertible participating preferred stockholders under the two-class method (Note 1)	—	894	907

Net income available to common stockholders	$61,704	$57,210	$48,325

Net income per common share (Note 1):
Basic	$1.58	$1.78	$2.18

Diluted	$1.53	$1.76	$2.03

Weighted-average common stock shares outstanding (Note 1):
Basic	39,123	32,184	22,138

Diluted	40,354	32,538	26,722

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity
Balances, October 31, 2001	18,198	$182	$(287)	$155,273	$(3,962)	$171,296	$322,502
Employee stock purchases	1,084	11	—	19,327	—	—	19,338
Tax benefit of stock options	—	—	—	3,745	—	—	3,745
Conversion of preferred stock to common stock	5,845	58	—	126,780	—	—	126,838
Issuance of common stock in connection with the EG&G acquisition	4,957	50	—	112,250	—	—	112,300
Issuance of preferred stock in connection with the EG&G acquisition	—	—	—	1,067	—	—	1,067
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive loss:
Minimum pension liability adjustments, net of tax benefit	—	—	—	—	(385)	—	(385)
Foreign currency translation	—	—	—	—	(785)	—	(785)
Net income	—	—	—	—	—	55,171	55,171
In-kind preferred stock dividends	—	—	—	—	—	(5,939)	(5,939)

Balances, October 31, 2002	30,084	301	(287)	418,705	(5,132)	220,265	633,852
Employee stock purchases	931	9	—	13,432	—	—	13,441
Tax benefit of stock options	—	—	—	12	—	—	12
Conversion of preferred stock to common stock	2,107	21	—	46,712	—	—	46,733
Issuance of over-allotment of common shares in connection with the conversion of preferred stock	480	5	—	8,700	—	—	8,705
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive income:
Minimum pension liability adjustments, net of tax benefit	—	—	—	—	(1,896)	—	(1,896)
Foreign currency translation	—	—	—	—	6,122	—	6,122
Net income	—	—	—	—	—	58,104	58,104

Balances, October 31, 2003	33,602	336	(287)	487,824	(906)	278,106	765,073
Employee stock purchases	1,838	18	—	30,725	—	—	30,743
Tax benefit of stock options	—	—	—	4,117	—	—	4,117
Issuance of common shares	8,102	81	—	204,205	—	—	204,286
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive loss:
Minimum pension liability adjustments, net of tax benefit	—	—	—	—	(2,189)	—	(2,189)
Foreign currency translation adjustments	—	—	—	—	3,490	—	3,490
Net income	—	—	—	—	—	61,704	61,704

Balances, October 31, 2004	43,542	$435	$(287)	$727,134	$395	$339,547	$1,067,224

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$61,704	$58,104	$55,171

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,407	43,988	33,737
Amortization of financing fees	6,772	7,496	4,220
Costs incurred for extinguishment of debt	28,165	—	7,620
Provision for doubtful accounts	14,777	8,822	4,933
Deferred income taxes	(4,746)	18,790	2,373
Stock compensation	4,119	4,187	2,345
Tax benefit of stock compensation	4,117	12	3,745
Changes in assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(80,646)	41,846	(61,975)
Prepaid expenses and other assets	2,249	(1,047)	7,815
Accounts payable, accrued salaries and wages and accrued expenses	36,732	(12,126)	(5,851)
Billings in excess of costs and accrued earnings on contracts in process	(3,528)	(9,233)	(3,721)
Other long-term liabilities	(882)	226	32,258
Other, net	(910)	5,078	5,837

Total adjustments and changes	47,626	108,039	33,336

Net cash provided by operating activities	109,330	166,143	88,507

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	—	—	(340,540)
Proceeds from sale of subsidiaries and divisions	—	—	5,840
Capital expenditures, less equipment purchased through capital leases	(19,016)	(18,246)	(53,393)

Net cash used by investing activities	(19,016)	(18,246)	(388,093)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	195,280
Principal payments on long-term debt	(298,950)	(118,413)	(381,648)
Borrowings of long-term debt	26,526	212	476,101
Net borrowings (payments) under the line of credit	5,249	(27,259)	27,259
Capital lease obligations payments	(14,643)	(14,594)	(14,794)
Short-term note borrowings	1,540	1,257	278
Short-term note payments	(1,580)	(1,413)	(3,680)
Proceeds from common stock offering, net of related expenses	204,286	—	—
Proceeds from sale of common shares and exercise of stock options	26,624	17,849	17,003
Call premiums paid for debt extinguishment	(19,688)	—	—
Payment of financing fees	(2,887)	—	(29,639)

Net cash provided (used) by financing activities	(73,523)	(142,361)	286,160

Net increase (decrease) in cash and cash equivalents	16,791	5,536	(13,426)
Cash and cash equivalents at beginning of year	15,508	9,972	23,398

Cash and cash equivalents at end of year	$32,299	$15,508	$9,972

Supplemental information:
Interest paid	$66,629	$63,414	$50,084

Taxes paid	$36,797	$17,180	$30,513

Equipment acquired with capital lease obligations	$11,098	$15,712	$23,419

Non-cash dividends paid in-kind	$—	$—	$6,740

Conversion of Series B preferred stock to common stock	$—	$—	$126,838

Conversion of Series D preferred stock to common stock	$—	$46,733	$—

Net book value of business sold	$—	$—	$5,840

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Business

     The terms “we”, “us”, and “our” used in this annual report include URS Corporation and its consolidated subsidiaries unless otherwise indicated. We offer a comprehensive range of professional planning and design, system engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, hazardous waste management, industrial process and petrochemical refinement, general building and water/wastewater treatment projects. We are also a major provider of operations and maintenance, logistics and technical services to the Department of Defense and other federal government agencies. Headquartered in San Francisco, we operate in more than 20 countries with approximately 27,500 employees providing services to federal, state, and local government agencies, as well as to private clients in the chemical, pharmaceutical, oil and gas, power, manufacturing, forest product, mining, healthcare, water supply, and retail and commercial development industries.

Principles of Consolidation and Basis of Presentation

     Our consolidated financial statements include the accounts of our subsidiaries that require consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation. We include in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. The consolidated financial statements reflect the August 2002 acquisitions of Carlyle-EG&G Holdings Corp. and Lear Siegler Services, Inc. (collectively, “EG&G”), which were accounted for under the purchase accounting method. The operating results of EG&G have been included in the accompanying consolidated financial statements from the date of acquisition forward. Accordingly, the EG&G results of operations for the year ended October 31, 2002 were not included in our consolidated statements of operations until August 22, 2002, the date of the acquisition. We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in non-consolidated joint ventures are accounted for using the equity method.

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

Revenue Recognition

     We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. Such revisions could occur at any time and the effects may be material.

     The majority of our contracts are for professional planning, design and various other types of engineering projects, including systems engineering, and program and construction management. We account for such contracts on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. Under the percentage-of-completion method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs expected to be incurred. For some contracts, using the cost-to-cost method in estimating percentage-of-completion may overstate the progress on the project. For instance, in a project where a large amount of permanent materials are purchased, including the costs of these materials in calculating the percentage-of-completion may overstate the actual progress on the project. For these types of projects, actual labor hours spent on the project may be a more appropriate measure of the progress on the project. For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods such as actual labor hours, for measuring progress on the project and recognize revenue accordingly.

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

     Cost-Plus Contracts. We have four major types of cost-plus contracts:

•	Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenues based on the actual labor costs, based on hours of labor effort, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services as revenues are recognized or in accordance with agreed-upon billing schedules. Aggregate revenues from cost-plus fixed fee contracts may vary based on the actual number of labor hours worked and other actual contract costs incurred. However, if actual labor hours and other contract costs exceed the original estimate agreed to by our client, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive additional revenues relating to the additional costs (see “Change Orders and Claims”).

•	Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs to arrive at a total dollar estimate for the project. We recognize revenues based on the actual total number of labor hours and other costs we expend at the cost plus fixed rate we negotiated. Similar to cost-plus fixed fee contracts, aggregate revenues from cost-plus fixed rate contracts may vary and we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive additional revenues relating to any additional costs that exceed the original contract estimate (see “Change Orders and Claims”).

•	Cost-Plus Award Fee. Some cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, we may share award fees with subcontractors and/or our employees. We record accruals for fee sharing on a monthly basis as related award fee revenue is earned. We generally recognize revenues to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. We take the award fee or penalty on contracts into consideration when estimating sales and profit rates, and we record revenues related to the award fees when there is sufficient information to assess anticipated contract performance. On contracts that

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     Labor costs and subcontractor services are the principal components of our direct costs on cost-plus contracts, although some include materials and other direct costs. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Others include rate ceilings that limit the reimbursement for general and administrative costs, overhead costs and materials handling costs. The accounting for these contracts appropriately reflects such guaranteed price or rate ceilings. Certain of our cost-plus contracts are subject to maximum contract values and accordingly revenues relating to these contracts are recognized as if these contracts were fixed-price contracts.

     Fixed-Price Contracts. We enter into two major types of fixed-price contracts:

•	Firm Fixed-Price (“FFP”). Our FFP contracts have historically accounted for most of our fixed-price contracts. Under FFP contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method described above. We do not adjust our revenues downward if we incur costs below our original estimated costs. Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if our current estimated costs exceed prior estimates, our profit margins will decrease and we may realize a loss on a project. In order to increase aggregate revenue on the contract, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

•	Fixed-Price Per Unit (“FPPU”). Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete. We are generally guaranteed a minimum number of service or production transactions at a fixed price, but our actual profit margins on any FPPU contract depend on the number of service transactions we ultimately complete. We recognize revenues under FPPU contracts as we complete and bill the related service transactions to our clients. If our current estimates of the aggregate average costs per service transaction turn out to exceed our prior estimates, our profit margins will decrease and we may realize a loss on the project. In order to increase aggregate revenues on a contract, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”). Certain of our FPPU contracts are subject to maximum contract values and accordingly, revenues relating to these contracts are recognized as if these contracts were FFP contracts.

     Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and overhead costs that we directly charge or allocate to contracts compared with negotiated billing rates. The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are recognized under the percentage-of-completion method or as a revenue arrangement with multiple deliverables as described above. Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. Our time-and materials contracts also generally include annual billing rate adjustment provisions.

     Service-related contracts. Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period, or over units of production.

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

     Change orders and claims occur when changes are experienced once contract performance is underway. Change orders are sometimes documented and terms of such change orders agreed with the client before the work is performed. Sometimes circumstances require that work progresses without client agreement before the work is performed. Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value that can be reliably estimated. Claims are included in total estimated contract revenues to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

     We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation (“FAR”), and the U.S. Cost Accounting Standards (“CAS”). These regulations are generally applicable to all of our federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

     Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Costs and Accrued Earnings in Excess of Billings on Contracts in Process and Billings in Excess of Costs and Accrued Earnings on Contracts in Process

     Costs and accrued earnings in excess of billings on contracts in process in the accompanying consolidated balance sheets represent amounts earned and reimbursable under contracts in progress. As of October 31, 2004 and 2003, costs and accrued earnings in excess of billings on contracts in progress were $413.4 million and $393.7 million, respectively. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next 12 months.

     Billings in excess of costs and accrued earnings on contracts in process in the accompanying consolidated balance sheets represent cash collected from clients on contracts in advance of revenues earned thereon, as well as advanced billings to clients in excess of costs and earnings on uncompleted contracts. It also includes provisions for losses on contracts, and reserves for audit and closing adjustments on both federal and state contracts. As of October 31, 2004 and 2003, billings in excess of costs and accrued earnings on contracts in process were $79.5 million and $83.0 million, respectively. We anticipate that the majority of such amounts will be earned over the next 12 months.

Allowance for Uncollectible Accounts Receivable

     We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by estimating an allowance for amounts that may become uncollectible in the future. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.

Classification of Current Assets and Liabilities

     We include in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable, accounts receivable – retainage, costs and accrued earnings in excess of billings on contracts in process, subcontractors payable, subcontractor retainage, and billings in excess of costs and accrued earnings on contracts in process each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not either be collectable or require payment within one year.

     Accounts receivable – retainage represents amounts billed to clients for services performed that, by their underlying contract terms, will not be paid until the projects are at or near completion. Correspondingly, subcontractors payable – retainage represents amounts billed to us by subcontractors for services performed that, by their underlying contract terms do not require payment by us until the projects are at or near completion.

Concentrations of Credit Risk

     Our accounts receivable and costs and accrued earnings in excess of billings on contracts in process are potentially subject to concentrations of credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potential uncollectible accounts and such estimates have historically been within management’s expectations. Our cash and cash equivalents balances are maintained in accounts held by major banks and financial institutions located primarily in the United States of America, Europe and Asia Pacific.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

     We consider all highly liquid investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

     At October 31, 2004 and 2003, the carrying amounts of some of our financial instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair values due to their short maturities. The fair values of our Credit Facility and other variable rate debt is based on current interest rates and approximates fair values. The fair values of our other long-term debt obligations exceed the carrying values as disclosed in Note 5, “Current and Long-Term Debt.”

Property and Equipment

     Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in the Consolidated Statement of Operations and Comprehensive Income. Depreciation is provided on the straight-line and the double declining methods using estimated useful lives less residual value. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less. We capitalize our repairs and maintenance that extends the estimated useful lives of property and equipment; otherwise, repairs and maintenance are expensed.

Internal-Use Computer Software

     We expense or capitalize charges associated with development of internal-use software as follows:

     Preliminary project stage: Both internal and external costs incurred during this stage are expensed as incurred.

     Application development stage: Both internal and external costs incurred to purchase and develop computer software are capitalized after the preliminary project stage is completed and management authorizes the computer software project. However, training costs and the process of data conversion from the old system to the new system, which includes purging or cleansing of existing data, reconciliation or balancing of old data to the converted data in the new system, are expensed as incurred.

     Post-Implementation/Operation Stage: All training costs and maintenance costs incurred during this stage are expensed as incurred.

     Costs of upgrades and enhancements are capitalized if the expenditures will result in added functionality for the software. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which may be up to ten years. Impairment is measured and recognized in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on November 1, 2002.

Goodwill

     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires at least an annual assessment for impairment of goodwill and other intangible assets. In addition to our annual test, we regularly evaluate whether events or circumstances have occurred which may indicate a possible impairment of goodwill.

     We believe the following methodology we use in testing impairment of goodwill, which includes significant judgments and estimates, provides us with a reasonable basis in determining whether an impairment charge should be

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

taken. In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company by using a methodology that considers discounted projections of our cash flows and the fair values of our debt and equity.

     We first determine our estimated projected cash flows and estimated residual values of each of our reporting units and discount those cash flows and residual values based on a selected discount rate (a discounted cash flows approach) to arrive at an estimated fair value of each reporting unit. The determination of our discount rate considers our cost of capital and the cost of capital of some of our industry peers. We then consider the average closing sales price of our common stock and the fair market value of our interest-bearing obligations to arrive at an estimate of the Company’s fair value (a market multiple approach). Our final estimate of the Company’s fair value is established considering our market multiple and discounted cash flows approaches.

     We allocate our final estimate of the Company’s fair value to our reporting units based on the relative proportion of each reporting unit’s estimated discounted cash flows to the total. A reporting unit, as defined in SFAS 142, is an operating segment or a component of a segment where (a) the component constitutes a business for which discrete financial information is available, and (b) management regularly reviews the operating results of that component. Our reporting units consist of the EG&G Division, the domestic operations of the URS Division and the international operations of the URS Division.

     We then compare the resulting fair values by reporting units to the respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. Based on our annual review of goodwill by using the above described methodology, we concluded that we did not have any impairment of goodwill as of October 31, 2004.

Purchased Intangible Assets

     We amortize our purchased intangible assets using the straight-line method over their estimated period of benefit, ranging from three to fourteen years.

Income Taxes

     We account for income taxes in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Judgment is required in determining our worldwide provision for income taxes. In the normal course of our business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We estimate and provide for additional income taxes that may be assessed by the various taxing authorities.

     We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized and based on expected future operating results and available tax alternatives. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances, with the help of professional tax advisors. Management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not.

Income Per Common Share

     Basic income per common share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share of common stock is computed giving effect to all potentially dilutive shares of common stock that were outstanding during the period. Potentially dilutive shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and convertible preferred stock. Diluted income per share is computed by dividing net income available for common stockholders plus preferred stock dividends by the weighted-average common share and potentially dilutive common shares that were outstanding during the period.

     In March 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Consensus No. 03-06, “Participating Securities and the Two-class Method” (“EITF 03-06”). EITF 03-06 requires us to compute our basic earnings per share (“EPS”) by using the two-class method as we had outstanding shares of convertible participating preferred stock in the prior years. In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and EITF 03-06, a reconciliation of the numerator and denominator of basic and diluted income per common share under the two-class method is provided as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years ended October 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Numerator—Basic
Net income after preferred stock dividend	$61,704	$58,104	$49,232
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	894	907

Net income available for common stockholders	$61,704	$57,210	$48,325

Denominator—Basic
Weighted-average common stock shares outstanding assuming participating preferred stock converted to common stock shares	39,123	32,688	22,554
Less: weighted-average shares associated with convertible participating preferred stock	—	504	416

Weighted-average common stock shares outstanding	39,123	32,184	22,138

Basic income per share	$1.58	$1.78	$2.18

Numerator—Diluted
Net income after preferred stock dividend	$61,704	$58,104	$49,232
Preferred stock dividend	—	—	5,939
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	1,180	845

Net income available for common stockholders	$61,704	$56,924	$54,326

Denominator—Diluted
Weighted-average common stock shares outstanding assuming participating preferred stock converted to common stock shares	39,123	32,688	22,554
Effect of dilutive securities:
Stock options	1,231	354	1,194
Less: weighted-average shares associated with convertible participating preferred stock	—	504	416
Convertible preferred stock	—	—	3,390

Weighted-average common stock shares outstanding considering the effect of dilutive securities	40,354	32,538	26,722

Diluted income per share	$1.53	$1.76	$2.03

     Our 6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”) are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. However, the effect of the assumed conversion of our 6 1/2% debentures was not included in our computation of diluted income per share because it would be anti-dilutive.

     Potential shares associated with outstanding stock options not included in our computation of diluted income per share in the periods presented were 52 thousand, 3.1 million, and 66 thousand shares, respectively for fiscal years 2004, 2003 and 2002. They were excluded because the exercise price of the option was greater than the average per share market value of our common stock.

Stock-Based Compensation

     We account for stock issued to employees and outside directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost is

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2004	2003	2002

Risk-free interest rates	3.80%-4.53%	3.31%-4.42%	3.77%-5.44%
Expected life	7.23 years	7.32 years	7.6 years
Volatility	45.80%	47.59%	45.66%
Expected dividends	None	None	None

     If the compensation cost for awards under the Plans had been determined in accordance with SFAS 123, as amended, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except per share amount)
Numerator — Basic
Net income:
As reported	$61,704	$58,104	$49,232
Add: Total stock-based compensation expense as reported	2,643	2,525	1,408
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	894	907
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	11,922	9,385	10,213

Pro forma net income	$52,425	$50,350	$39,520

Denominator — Basic
Weighted-average common stock shares outstanding	39,123	32,184	22,138

Basic income per share:
As reported	$1.58	$1.78	$2.18
Pro forma	$1.34	$1.57	$1.79

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except per share amount)
Numerator — Diluted
Net income:
As reported	$61,704	$58,104	$49,232
Preferred stock dividends	—	—	5,939

Net income	61,704	58,104	55,171
Add: Total stock-based compensation expense as reported	2,643	2,525	1,408
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	1,180	845
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	11,922	9,385	10,213

Pro forma net income	$52,425	$50,064	$45,521

Denominator — Diluted
Weighted-average common stock shares outstanding	40,354	32,538	26,722

Diluted income per share:
As reported	$1.53	$1.76	$2.03
Pro forma	$1.30	$1.55	$1.71

     See further discussion on our stock options under Note 9. “Stockholders’ Equity”

Adopted and Recently Issued Statements of Financial Accounting Standards

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of that VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. Although we have no special purpose entities (“SPEs”) as defined in FIN 46, we evaluated the impact of FIN 46 related to our joint ventures with third parties. We adopted FIN 46-R as of April 30, 2004.

     In general, we account for non-special purpose entities (“non-SPEs”) in accordance with Emerging Issues Task Force Consensus No. 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (“EITF 00-01”), or in accordance with the equity method of accounting. Our adoption of FIN 46-R did not have a material impact on the accounting for these non-SPEs and we continue to account them under the equity method or under EITF 00-01, as appropriate.

     FIN 46-R requires that all entities, regardless of whether or not a special purpose entity, created subsequent to January 31, 2003, be evaluated for consolidation purposes. We have not entered into any joint venture or partnership agreements subsequent to January 31, 2003 where the accounting for such agreements would be materially different than our historical method of accounting for such entities using the equity method or under EITF 00-01, as appropriate. Future joint venture or partnership agreements that we enter into that would require consolidation under FIN 46-R could have a material impact on our consolidated financial statements. In addition, facts and circumstances related to existing joint ventures or partnership agreements may require consolidation in future accounting periods.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (“Revised SFAS 132”). Revised

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SFAS 132 requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003 and were included in our Form 10-Q commencing with the period ended April 30, 2004. Our required Revised SFAS 132 disclosures are included in Note 10, “Employee Retirement Plans.”

     On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was effectively superseded as a result of the issuance of Emerging Issues Task Force Consensus No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 applies to our service related contracts. SAB 104 does not have a material impact on our consolidated financial statements.

     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004 and May 19, 2004, the FASB issued FASB Staff Position No. 106-1 and 106-2, respectively, both entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP 106-2 supersedes FSP 106-1. FSP 106-2 provides guidance on accounting for the effects of the Medicare Act and requires specific disclosures. Detailed regulations necessary to implement the Medicare Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Based on an analysis of the Medicare Act, FSP 106-2, and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees is not actuarially equivalent to Medicare Part D and therefore, the effects of the Medicare Act would not have a significant impact on our consolidated financial statements.

     If it is later determined that the drug benefit is actuarially equivalent based on new information available to us, a re-measurement of plan assets and obligations will be performed on the date that actuarial equivalence is determined and the effect of the subsidy will be treated as an actuarial gain. Based on current facts and circumstances, our measures of the accumulated post-retirement benefit obligation and net periodic pension costs of our post-retirement plans do not reflect any amount associated with the subsidy. We believe that other effects of the Act to be considered at the next measurement date will not have a significant effect on our financial statements.

     On April 9, 2004, the FASB issued FASB Staff Position No. 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP 129-1”). FSP 129-1 clarifies that the disclosure requirements of Statement of Financial Accounting Standards No. 129, “Disclosure of Information about Capital Structure” apply to all contingently convertible securities and to their potentially dilutive effects on earnings per share (“EPS”), including those for which the criteria for conversion have not been satisfied, and thus are not included in the computation of diluted EPS. The guidance in FSP 129-1 is effective immediately and applies to all existing and newly created securities. Our required FSP 129-1 disclosures are included above under “Income Per Common Share.” Our 6 1/2% debentures are convertible into shares of our common stock; however, the number of shares which they could be converted into is not material to our income per share computation and inclusion of the assumed conversion of our 6 1/2% debentures in our EPS computation would be anti-dilutive. As a result, the conversion effect of our 6 1/2% debentures was excluded from our diluted EPS computation at October 31, 2004.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“Revised SFAS 123”). Revised SFAS 123 replaces SFAS 123 and supersedes APB 25.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Revised SFAS 123 requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. Revised SFAS 123 applies to all awards granted after the required effective date, and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. Revised SFAS 123 also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

     Adoption of Revised SFAS 123 will require us to record an expense for our equity-related compensation plans using the fair value method and will have a significant impact on our financial statements as we historically have recorded our compensation cost in accordance with APB 25, which does not require the recording of an expense for our equity related compensation plans if stocks were granted at a price equal to the fair market value of the stocks on the grant date.

     On December 21, 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying FASB Statement No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities under the American Jobs Creation Act of 2004 (“the Act”). In addition, FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the Act’s repatriation provision. We are currently evaluating the impact of the provisions of the FASB guidance related to qualified production activities on our effective tax rate in future periods. The FASB has also provided guidance for the appropriate point at which a Company should reflect in its financial statements the effects of a one time tax benefit on the repatriation of foreign earnings. We are currently evaluating the impact of the provisions of the FASB guidance related to the repatriation of foreign earnings.

     In September 2004, the Emerging Issues Task Force reached a final consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-08, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted “EPS” in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The only convertible debt we had for the fiscal years 2004, 2003 and 2002 was our 6 1/2% debentures, which has no contingent conversion features, including market value triggers; therefore, EITF 04-08 has no effect to our consolidated financial statements.

Reclassifications

     We have made reclassifications to our 2003 and 2002 financial statements to conform them to the 2004 presentation. These reclassifications have no effect on consolidated net income, net cash flows and equity as they were previously reported.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	October 31,
	2004	2003
	(In thousands)
Equipment	$149,144	$156,170
Furniture and fixtures	20,414	26,334
Leasehold improvements	31,486	29,657
Construction in progress	4,802	2,643

	205,846	214,804
Accumulated depreciation and amortization	(99,448)	(101,983)

	106,398	112,821

Capital leases (1)	80,607	78,437
Accumulated amortization	(43,793)	(40,705)

	36,814	37,732

Property and equipment at cost, net	$143,212	$150,553

(1)	Our capital leases consist primarily of equipment and furniture and fixtures.

     As of October 31, 2004 and 2003, we capitalized internal-use software development costs of $58.8 million and $58.3 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

     Property and equipment is depreciated by using the following estimated useful life.

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	9 months – 20 years

     Depreciation expenses of property and equipment for the fiscal years ended 2004, 2003 and 2002 were $38.3 million, $39.9 million, and $33.7 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3. PURCHASED INTANGIBLE ASSETS

     Purchased intangible assets is comprised of $10.6 million in market value of customer backlog, $3.9 million of software acquired, and $1.0 million of favorable leases as a result of the EG&G acquisition. As of October 31, 2004 and 2003, the cost and accumulated amortization of our purchased intangible assets were as follows:

			Favorable
	Backlog	Software	Leases	Total
		(In thousands)
As of October 31, 2004
Purchased intangible assets	$10,600	$3,900	$950	$15,450
Less: accumulated amortization	4,079	2,852	275	7,206

Purchased intangible assets, net	$6,521	$1,048	$675	$8,244

As of October 31, 2003
Purchased intangible assets	$10,600	$3,900	$950	$15,450
Less: accumulated amortization	2,358	1,551	150	4,059

Purchased intangible assets, net	$8,242	$2,349	$800	$11,391

     The Purchased intangible assets are amortized using the straight-line method based on the estimated useful life of the intangible assets. Amortization expenses of our purchased intangible assets for the years ended October 31, 2004 and 2003 were $3.1 million and $4.1 million respectively.

     The following table presents the estimated future amortization expense of purchased intangible assets:

	Estimated future amortization expenses
			Favorable
	Backlog	Software	Leases	Total
	(In thousands)
2005	$1,546	$1,048	$126	$2,720
2006	1,407	—	112	1,519
2007	903	—	97	1,000
2008	499	—	97	596
2009	331	—	97	428
Thereafter	1,835	—	146	1,981

	$6,521	$1,048	$675	$8,244

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4. INCOME TAXES

     The components of income tax expense are as follows:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$28,713	$22,898	$19,832
State and local	6,196	4,632	2,786
Foreign	2,111	4,251	3,786

Subtotal	37,020	31,781	26,404

Deferred:
Federal	1,056	5,478	9,787
State and local	128	770	1,375
Foreign	1,336	701	(1,626)

Subtotal	2,520	6,949	9,536

Total tax provision	$39,540	$38,730	$35,940

     As of October 31, 2004, we had available domestic net operating losses (“NOLs”) for federal income tax purposes of $11.4 million. Utilization of the NOLs is limited pursuant to Section 1503 of the Internal Revenue Code and will be utilized against income of certain subsidiaries. $7.2 million of NOLs will be carried forward and will expire in fiscal year 2022 and $4.2 million of NOLs are available to be carried back for refund. We also have $16.6 million of foreign NOLs available, which expire at various dates. These foreign NOLs are available only to offset income earned in foreign jurisdictions.

     While we have available NOLs, which partially offset otherwise taxable income for federal income tax purposes, for state tax purposes, such amounts are not necessarily available to offset income subject to tax.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The significant components of our deferred tax assets and liabilities are as follows:

     Deferred tax assets/(liabilities) resulting from:

	As of October 31,
	2004	2003	2002
	(In thousands)
Current:
Allowance for doubtful accounts	$6,049	$5,566	$5,115
Net operating losses	—	3,268	7,934
Inventory	—	—	124
Payroll related and other accruals	25,064	16,679	15,381

Current deferred tax asset	31,113	25,513	28,554

Revenue retentions	(405)	(393)	(825)
Prepaid expenses	(275)	(193)	(467)
Contingent liabilities	1,176	319	3,571
Costs and accrued earnings in excess of billings on contracts in process	(14,997)	(11,931)	(12,938)

Current deferred tax liability	(14,501)	(12,198)	(10,659)

Net current deferred tax asset	$16,612	$13,315	$17,895

Non-Current:
Deferred compensation and pension	$8,503	$5,440	$3,657
Self-insurance contingency accrual	1,769	2,428	245
Depreciation and amortization	(4,999)	(5,171)	(1,503)
Income Tax credits	6,257	2,314	1,596
Net operating losses	10,314	7,225	7,391

Gross non-current deferred tax asset	21,844	12,236	11,386
Valuation allowance	—	(309)	(572)

Net non-current deferred tax asset	21,844	11,927	10,814

Acquisition liabilities	(319)	(53)	—
Other deferred gain and unamortized bond premium	—	—	(501)
Depreciation and amortization	(54,960)	(46,637)	(32,040)
Other accruals	1,958	1,837	3,010

Non-current deferred tax liability	(53,321)	(44,853)	(29,531)

Net non-current deferred tax liability	$(31,477)	$(32,926)	$(18,717)

     We have recorded deferred tax assets and liabilities. Our deferred tax assets arise from temporary differences in the recognition of accruals, primarily compensation-related accruals, available net operating losses and allowances for doubtful accounts. Our current deferred tax assets at October 31, 2004 increased from the balance at October 31, 2003 due to an increase in various compensation accruals. Our current deferred tax liabilities primarily arise from temporary differences in the recognition of costs and accrued earnings in excess of billings on contracts in process. Total tax deductible goodwill resulting from the Dames & Moore and EG&G acquisitions amounted to $352.1 million. As of October 31, 2004, $211.4 million of goodwill was unamortized for tax purposes. The difference between tax and financial statement cumulative amortization on tax deductible goodwill gives rise to a long-term deferred tax liability. Our net non-current deferred tax liabilities decreased slightly, as increases in deferred tax liabilities generated by tax deductible goodwill were offset by increases in deferred tax assets related to tax credits, net operating losses and deferred compensation and pension programs.

     The change in the total valuation allowance related to deferred tax assets for the fiscal year ended October 31, 2004 compared to fiscal year ended October 31, 2003 and for the fiscal year ended October 31, 2003 compared to

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fiscal year ended October 31, 2002, resulted from a decrease of $0.3 million attributable to the utilization of domestic net operating losses in each of the years.

     Earnings from our foreign subsidiaries are indefinitely reinvested outside of our home tax jurisdiction and thus pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas,” we do not recognize a deferred tax liability for the tax effect of the excess of the book over tax basis of our investments in our foreign subsidiaries.

     The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Federal income tax expense based upon federal statutory tax rate of 35%	$35,436	$33,892	$31,889
Non-deductible meals and entertainment	1,397	893	1,261
Other non-deductible expenses	1,007	1,310	760
Tax Attributes	(1,549)	(1,393)	(1,691)
Foreign earnings taxed at rates lower than U.S. statutory rate	(30)	66	220
State taxes, net of federal benefit	4,270	4,550	3,996
Purchase price adjustment on acquisition	(1,496)	—	—
Other adjustments	505	(588)	(495)

Total taxes provided	$39,540	$38,730	$35,940

     The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October 2004 and has several provisions that may impact our income taxes in the future, including the repeal of the extraterritorial income exclusion, incentives for the repatriation of foreign income through December 2004, and a deduction related to qualified production activities taxable income. The FASB proposed that the qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the impact of the FASB guidance related to qualified production activities on our effective tax rate in future periods. The FASB also provided guidance for the appropriate point at which a Company should reflect in its financial statements the effects of a one time tax benefit on the repatriation of foreign earnings. We are currently evaluating the impact of the provisions of the FASB guidance related to the repatriation of foreign earnings.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5. CURRENT AND LONG-TERM DEBT

     Current and long-term debt consists of the following:

	As of October 31,
	2004	2003
	(In thousands)
Bank term loans, payable in quarterly installments	$353,808	$357,808
12 1/4% senior subordinated notes due 2009	10,000	200,000
11 1/2% senior notes due 2009 (net of discount and issue costs of $2,130 and $3,943)	127,870	196,057
Revolving line of credit	5,250	—
6 1/2% convertible subordinated debentures due 2012 (net of bond issue costs of $18 and $21)	1,780	1,777
8 5/8% senior subordinated debentures due 2004 (net of discount and bond issue costs of $0 and $210)	—	6,245
Obligations under capital leases	36,269	39,796
Notes payable, foreign credit lines and other indebtedness	8,760	10,910

	543,737	812,593

Less:
Current maturities of long-term debt	23,924	6,790
Current maturities of notes payable	4,185	3,415
Current maturities of capital leases	13,510	13,680

	$502,118	$788,708

Our Senior Secured Credit Facility

     Our Senior Secured Credit Facility (“Credit Facility”) consists of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Borrowings under the Credit Facility bear interest at either a base rate or a Eurodollar rate plus, in each case, an interest rate margin that varies with our financial performance. As of October 31, 2004 and 2003, we had $353.8 million and $357.8 million in principal amounts outstanding, respectively, under the term loan facilities. As of October 31, 2004 and 2003, the interest rates on Term Loan A were 3.94% and 4.39%, respectively. The interest rates on Term Loan B were 3.94% and 4.89%, respectively, at October 31, 2004 and 2003. As of October 31, 2004, we had drawn $5.3 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $56.1 million, reducing the amount available to us under our revolving credit facility to $163.6 million. As of October 31, 2003, we had no outstanding balance on our revolving line of credit and had outstanding standby letters of credit aggregating to $57.5 million, reducing the amount available to us under our revolving credit facility to $142.5 million.

     Principal amounts under Term Loan A and Term Loan B became due and payable on a quarterly basis beginning January 31, 2003, with final payment due on August 22, 2007 and 2008, respectively. The revolving credit facility will expire and be payable in full on August 22, 2007.

     Our obligations under our Credit Facility, our 12 1/4% notes and our 11 1/2% notes have been substantially guaranteed by all of our domestic subsidiaries. See further discussion at Note 14, “Supplemental Guarantor Information” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     We have amended our Credit Facility on six separate occasions. The first amendment, dated January 30, 2003, increased our maximum leverage ratios through January 31, 2004, and increased the interest rate margins by

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

0.25% on our Credit Facility, but also provided that if we achieved the original leverage ratio of 3.90:1 or less at October 31, 2003, the original interest rate margins would be restored. Because we achieved this ratio, the original interest rate margins were restored in January 2004. The second amendment, dated November 6, 2003, enabled us to repurchase and redeem our 11 1/2% Senior Notes (“11 1/2% notes”), 12 1/4% Senior Subordinated Notes (“12 1/4% notes”) and/or our 6 1/2% debentures with the entire proceeds of an equity issuance up to $220.0 million. The third amendment, dated December 16, 2003, reduced the interest rate margins on Term Loan B. The fourth amendment, dated March 29, 2004, increased the equity offering proceeds that could be used to repurchase or redeem our outstanding notes and debentures to $300.0 million and permitted us to borrow unsecured debt and/or use our revolving line of credit for this purpose if our leverage ratio was less than 2.50 after giving effect to the transaction. The fifth amendment, dated June 4, 2004, reduced the interest rate margins on our Credit Facility, upon attaining credit ratings of BB from Standard & Poor and Ba2 from Moody’s, to 1.0% for base rate borrowings and to 2.0% for Eurodollar borrowings. We also increased the credit limit on our revolving line of credit to $225.0 million and increased the outstanding amount of our Term Loan B by $25.0 million. The sixth amendment, dated November 29, 2004, permitted us to change our fiscal year to a calendar year.

     As of October 31, 2004, we were in compliance with all of our Credit Facility covenants.

Revolving Line of Credit

     As a part of our Credit Facility, we maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. During the ordinary course of business, the use of the revolving line of credit is determined by collection and disbursement activities. Our daily cash needs follow a predictable pattern that typically parallels our payroll cycles, which drive, as necessary, our short-term borrowing requirements.

     Our average daily revolving line of credit balances for the fiscal year ended October 31, 2004 and 2003 were $22.7 million and $20.5 million, respectively. The maximum amounts outstanding at any one point in time during the fiscal year ended October 31, 2004 and 2003 were $74.6 million and $70.0 million, respectively.

     As of October 31, 2004, we had an outstanding balance of $5.3 million under our revolving line of credit. On October 31, 2003, we had no outstanding balance. The effective average interest rates paid on the revolving line of credit during the fiscal year ended October 31, 2004 and 2003 were approximately 5.3% and 6.1%, respectively.

Notes

     11 1/2% Senior Notes. In August 2002, we issued $200.0 million in aggregate principal amount due at maturity of our 11 1/2% notes due 2009 for proceeds, net of $4.7 million of original issue discount, of approximately $195.3 million. Interest on our 11 1/2% notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2003. These notes are effectively subordinate to our Credit Facility, capital leases, notes payable and senior to our subordinated indebtedness, including our 12 1/4% notes, and our 6 1/2% debentures described below. As of October 31, 2004 and 2003, $130.0 million and $200.0 million of the notes were outstanding, respectively.

     Substantially all of our domestic subsidiaries fully and unconditionally guarantee our 11 1/2% notes on a joint and several basis. We may redeem any of our 11 1/2% notes beginning on September 15, 2006 at the following redemption prices (expressed as percentages of the principal amount of our 11 1/2% notes so redeemed), if we do so during the 12-month period commencing on September 15 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year	Redemption Price
2006	105.750%
2007	102.875%
2008	100.000%

     In addition, at any time prior to or on September 15, 2005, we had the ability to redeem up to 35% of the principal amount of our 11 1/2% notes then outstanding with the net cash proceeds from the sale of capital stock. We exercised this option by redeeming $70.0 million of the principal amount of our notes on May 14, 2004 at 111.50% of the principal amount redeemed.

     If we undergo a change of control, we may be required to repurchase our 11 1/2% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

     The indenture governing our 11 1/2% notes contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by a lien, enter into transactions with our stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing our 11 1/2% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults. We were fully compliant with all covenants of our 11 1/2% notes as of October 31, 2004.

     12 1/4% Senior Subordinated Notes. As of October 31, 2004 and 2003, we had $10 million and $200 million, respectively, of our 12 1/4% notes due 2009 outstanding. Interest is payable semi-annually in arrears on May 1 and November 1 of each year. Our 12 1/4% notes are effectively subordinate to our Credit Facility, our 11 1/2% notes, capital leases and notes payable.

     Substantially all of our domestic subsidiaries fully and unconditionally guarantee our 12 1/4% notes on a joint and several basis. We may redeem our 12 1/4% notes, in whole or in part, at any time on or after May 1, 2004 at the following redemption prices (expressed as percentages of the principal amount of our 12 1/4% notes so redeemed) plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price
2004	106.125%
2005	104.083%
2006	102.041%
2007 and thereafter	100.000%

     Since May 14, 2004 we redeemed $190.0 million of the notes at a redemption price of 106.125%.

     If we undergo a change of control, we may be required to repurchase our 12 1/4% notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

     The indenture governing our 12 1/4% notes contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, incur subordinated indebtedness secured by a lien, enter into transactions with our stockholders and affiliates, sell assets and merge or consolidate with other companies. The indenture governing our 12 1/4% notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults. We were fully compliant with all covenants of our 12 1/4% notes as of October 31, 2004.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debentures

     8 5/8% Senior Subordinated Debentures. As of October 31, 2003, we owed $6.5 million on our 8 5/8% debentures, all of which were retired on January 15, 2004. Interest on these debentures was payable semi-annually in January and July of each year.

     6 1/2% Convertible Subordinated Debentures. Our 6 1/2% debentures are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. Interest on these debentures is payable semi-annually in February and August of each year. Sinking fund payments calculated to retire 70% of our 6 1/2% debentures prior to maturity began in February 1998. Our 6 1/2% debentures are subordinate to our Credit Facility, our 11 1/2% notes, capital leases and notes payable. As of October 31, 2004 and 2003, we owed $1.8 million on our 6 1/2% debentures.

Notes Payable, Foreign Credit Lines and Other Indebtedness

     As of October 31, 2004 and 2003, we had $8.8 million and $10.9 million, respectively, in outstanding notes payable. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. These notes typically have three-year to five-year initial terms with interest rates ranging from approximately 5% to 11%. The year-end weighted average interest rate was approximately 6.2% at October 31, 2004.

     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries. As of October 31, 2004 and 2003, we had no outstanding amounts and we had $3.0 million and $2.8 million available under these foreign lines of credit, respectively.

Fair Value of Financial Instruments

     The fair values of our 11 1/2% notes and our 12 1/4% notes will fluctuate depending on market conditions and our performance and at times may differ from their carrying values. As of October 31, 2004 and 2003, the total aggregate fair values of our 11 1/2% notes and our 12 1/4% notes based on quoted market prices were approximately $161.5 million and $450.8 million, respectively.

Maturities

     The amounts of long-term debt outstanding (excluding capital leases) at October 31, 2004, maturing in the next five years are as follows:

(In thousands)
2005	$27,674
2006	36,997
2007	38,559
2008	262,846
2009	139,600
Thereafter	1,792

$507,468

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Costs Incurred for Extinguishment of Debt

     As a result of the aforementioned redemptions of our 11 1/2% notes and our 12 1/4% notes, we incurred $28.2 million in costs to extinguish this debt during the fiscal year ended October 31, 2004, as detailed below:

	11 1/2%	12 1/4% Senior
	Senior Notes	Subordinated Notes	Total
		(In millions)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$5.2	$3.3	$8.5
Call premiums	8.1	11.6	19.7

Total	$13.3	$14.9	$28.2

     The write-off of the pre-paid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income.

NOTE 6. OBLIGATIONS UNDER LEASES

     Total rental expense included in operations for operating leases for the fiscal years ended October 31, 2004, 2003 and 2002, totaled $91.9 million, $92.0 million and $81.7 million, respectively. Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2014. Obligations under operating leases include building, office, and other equipment rentals. Obligations under capital leases include leases on vehicles, office equipment and other equipment.

     Obligations under non-cancelable lease agreements are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)
2005	$15,293	$85,438
2006	12,185	78,077
2007	7,044	70,661
2008	3,954	59,916
2009	1,256	50,153
Thereafter	55	105,828

Total minimum lease payments	$39,787	$450,073

Less: amounts representing interest	3,518

Present value of net minimum lease payments	$36,269

NOTE 7. SEGMENT AND RELATED INFORMATION

     We operate our business through two segments: the URS Division and the EG&G Division. Our URS Division provides a comprehensive range of professional planning and design, program and construction management, and operations and maintenance services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and internationally. Our EG&G Division provides operations and

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

maintenance, systems engineering and technical assistance, and program management services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security.

     These two segments operate under separate management groups and produce discrete financial information. Their operating results also are reviewed separately by management. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The information disclosed in our consolidated financial statements is based on the two segments that comprise our current organizational structure.

     The following table presents summarized financial information of our reportable segments. Included in the “Eliminations” column are elimination of inter-segment sales and elimination of investment in subsidiaries. We have reclassified our reporting segment information for the prior years to conform to our presentation for fiscal year 2004.

	As of October 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$739,828	$133,444	$906,506
EG&G Division	212,210	6,299	237,913

	952,038	139,743	1,144,419
Corporate	—	3,469	1,692,632
Eliminations	—	—	(605,269)

Total	$952,038	$143,212	$2,231,782

	As of October 31, 2003
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$703,676	$142,714	$887,036
EG&G Division	182,491	6,255	202,700

	886,167	148,969	1,089,736
Corporate	—	1,584	1,667,239
Eliminations	—	—	(589,363)

Total	$886,167	$150,553	$2,167,612

	For the Fiscal Year Ended October 31, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
		(In thousands)
URS Division	$2,255,188	$167,465	$35,597
EG&G Division	1,129,772	54,860	5,403
Eliminations	(2,997)	—	—

	3,381,963	222,325	41,000
Corporate	—	(61,248)	407

Total	$3,381,963	$161,077	$41,407

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended October 31, 2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
		(In thousands)
URS Division	$2,259,145	$165,888	$37,119
EG&G Division	927,569	47,768	6,381

	3,186,714	213,656	43,500
Corporate	—	(33,251)	488

Total	$3,186,714	$180,405	$43,988

	For the Fiscal Year Ended October 31, 2002
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
		(In thousands)
URS Division	$2,241,457	$169,389	$32,930
EG&G Division	186,370	7,430	390

	2,427,827	176,819	33,320
Corporate	—	(30,003)	417

Total	$2,427,827	$146,816	$33,737

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.

Geographic areas

     Our revenues by geographic area are shown below.

	Years Ended October 31,
	2004	2003	2002
		(In thousands)
Revenues
United States	$3,073,517	$2,930,134	$2,208,396
International	314,453	264,273	225,172
Eliminations	(6,007)	(7,693)	(5,741)

Total revenues	$3,381,963	$3,186,714	$2,427,827

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Major Customers

     Prior to fiscal year 2003, none of our individual customers contributed more than ten percent of our total consolidated revenues. For the year ended October 31, 2004 and 2003, the following major customer, as listed below, met the above specified criteria.

	URS Division	EG&G Division	Total
		(In millions)
For the fiscal year ended October 31, 2004
The U.S. Army (1)	$96.0	$490.7	$586.7

For the fiscal year ended October 31, 2003
The U.S. Army (1)	$102.1	$348.3	$450.4

(1)	The U.S. Army includes U.S. Army Corps of Engineers

NOTE 8. COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations and we are involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. Because of developments occurring during fiscal year 2004, we are including information regarding the following proceedings in particular:

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

Two Saudi Arabian landlords have pursued claims over disputed rents and have received judgments in Saudi Arabian legal proceedings totaling $7.9 million. We continue to pursue defense disputing these claims and judgments.

During fiscal year 2004, an arbitration ruling by the International Chamber of Commerce (“ICC”) was issued against LSI that included a monetary award of $4.9 million to a joint venture partner (the “claimant”). During August 2004, the claimant filed an action in the United States District Court in Maryland to confirm and enforce the ICC award. We are contesting the confirmation and enforceability of portions of the award.

In addition, the Ministry directed payment of a performance bond issued in its favor under this contract in the amount of approximately $5.6 million. One of the conditions for closing out the contract and LSI’s obligations under the bond is the successful resolution of a pending tax assessment issued by the Saudi Arabian taxing authority assessing LSI approximately $5.1 million in taxes for the years 1999 through 2002. We disagree with the Saudi Arabian taxing authority’s assessment and are providing responses, additional information and documentation. However, Banque Saudi Fransi received the demand for release of the bond and notified LSI that it has released it to the Ministry and that it will seek to recover this amount in a proceeding against LSI. We have informed Banque Saudi Fransi that we believe the Ministry had no basis for seeking payment on the bond. LSI is also pursuing a counterclaim against the Ministry for wrongfully demanding the bond.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have adequately provided for any enforceable obligations arising relative to these contingencies, based on current facts and circumstances.

•	Lebanon: Prior to our acquisition of Dames and Moore Group, Inc., in 1999, which included Radian International, LLC, a wholly-owned subsidiary (“Radian”), Radian entered into a contract to provide environmental remediation to a Lebanese company (“Solidere”) involved in the development and reconstruction of the central district of Beirut. Various disputes have arisen under this contract, including an allegation by Solidere that Radian breached the contract by, among other things, failing to reduce the level of chemical and biological constituents, including methane gas, at the project site to the contract level. The parties sought to resolve their disputes in an arbitration proceeding filed with the ICC.

During July 2004, an ICC arbitration panel ruled against Radian and ordered Radian to prepare a plan to reduce the level of methane gas at the project site to the contract level, to pay approximately $2.4 million in attorney fees and other expenses to Solidere, and authorized Solidere to withhold project payments. At October 31, 2004, Solidere had withheld project payments amounting to $11.2 million. We are complying with the terms of the ICC arbitration panel’s ruling and also continue to be actively engaged in attempting to resolve the various disputes directly with Solidere through alternate resolution strategies that may be more advantageous to both parties.

Solidere is also seeking damages for delays of up to $8.5 million and has drawn upon an $8.5 million bank guarantee at Saradar Bank, Sh.M.L. (“Saradar”) and in July 2004 Saradar filed a reimbursement claim in the First Court in Beirut, Lebanon to recover the $8.5 million bank guarantee from Radian and our co-defendant Wells Fargo Bank, N.A. We believe that we are not obligated under the bank guarantee and are vigorously defending this matter.

Prior to entering into the Solidere contract, Radian obtained a project-specific, $50 million insurance policy from Alpina Insurance Company (“Alpina”) a $1 million deductible which we believe is available to support our claims in excess of the deductible, which we believe is available to support our claims in excess of the deductible. The Solidere contract contains a $20 million limitation on damages. During October 2004, Alpina notified us of a denial of insurance coverage. Also, during October 2004, we filed a breach of contract and bad faith claim against Alpina in United States District Court for the Northern District of California seeking declaratory relief and monetary damages. In addition, during December 2004, Alpina paid us $375 thousand.

•	Tampa-Hillsborough County Expressway Authority: In 1999, we entered into an agreement with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure in Tampa, Florida. During 2004, one pier out of over 200 piers subsided substantially, causing damage to a segment of the Expressway. The Authority has halted construction and has indicated it intends to pursue claims against us and potentially other parties associated with the project, claiming defects related to services provided. We are working with the Authority and other parties to develop a remediation plan. Sufficient information is not currently available upon which to base an estimate of costs or to assess liabilities associated with a remediation plan.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

     Although the outcome of our legal proceedings, audits or investigations cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings, audits or investigations described above, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies and, therefore, we do not believe that they are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     As of October 31, 2004, we had the following guarantee obligations and commitments:

     We have guaranteed the credit facility of EC III, LLC, a 50%-owned, unconsolidated joint venture, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is 16 months. The maximum potential amount of future payments that we could be required to make under this guarantee at October 31, 2004, was $6.5 million.

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

NOTE 9. STOCKHOLDERS’ EQUITY

     Declaration of dividends, except preferred stock dividends, is restricted by our Credit Facility and the indentures governing our 12 1/4% notes and our 11 1/2% notes. Declaration of dividends may be precluded by existing Delaware law.

     On October 12, 1999, the stockholders approved the 1999 Equity Incentive Plan (“1999 Plan”). An aggregate of 1,500,000 shares of common stock initially has been reserved for issuance under the 1999 Plan. In July 2000, an additional 1,076,000 shares were reserved for issuance under the 1999 Plan. The 1999 Plan provides for an automatic reload of shares every July 1 equal to the lesser of 5% or 1.5 million shares of the outstanding common stock through 2009. As of October 31, 2004, we had reserved approximately 8,124,000 shares and had issued options and restricted stock in the aggregate amount of approximately 6,896,000 shares under the 1999 Plan.

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

     Under our Employee Stock Purchase Plan (“ESP Plan”) implemented in September 1985, employees may purchase shares of common stock through payroll deductions of up to 10% of the employee’s base pay. Contributions are credited to each participant’s account on the last day of each six-month participation period of the ESP Plan (which commences on January 1 and July 1 of each year). The purchase price for each share of common stock is the

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lower of 85% of the fair market value of such share on the first day (or the preceding day if the first day is not a trading day) in the participation period or 85% of the fair market value of such share on the last day (or the preceding day if the last day is not a trading day) in the participation period. Employees purchased 637,570 shares under the ESP Plan in fiscal 2004 and 787,483 shares in fiscal 2003.

     A summary of the status of the stock options granted under our 1991 and 1999 Plans for the fiscal years ended October 31, 2004, 2003, and 2002, is presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,986,052	$18.75	4,570,540	$19.23	4,133,537	$17.39
Granted	1,756,671	$24.46	667,964	$15.42	1,388,471	$21.13
Exercised	(956,266)	$16.82	(80,867)	$13.32	(645,341)	$15.94
Forfeited	(170,348)	$21.56	(171,585)	$21.15	(306,127)	$19.95

Outstanding at end of year	5,616,109	$20.79	4,986,052	$18.75	4,570,540	$18.57

Options exercisable at year-end	3,087,707	$19.09	3,010,733	$17.98	1,944,034	$16.00
Weighted-average fair value of Options granted during the year		$13.09		$7.80		$13.38

     The following table summarizes information about stock options outstanding at October 31, 2004, under the 1991 and 1999 Plans:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average
Range of	Number	Remaining	Average	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$ 5.75 - $ 6.78	67,800	1.1	$6.42	67,800	$6.42
$ 6.78 - $10.17	13,332	8.3	$9.24	1,667	$8.68
$10.17 - $13.56	391,683	7.0	$12.51	180,572	$11.77
$13.56 - $16.95	948,072	4.9	$15.32	897,006	$15.33
$16.95 - $20.34	593,836	7.3	$18.24	423,888	$17.95
$20.34 - $23.73	1,566,563	7.3	$22.13	887,939	$22.21
$23.73 - $27.12	1,993,231	8.7	$25.08	602,317	$24.05
$27.12 - $30.51	14,324	7.0	$27.51	12,000	$27.44
$30.51 - $33.90	27,268	7.8	$31.93	14,518	$32.50

	5,616,109			3,087,707

Common Stock

     During April 2004, we sold an aggregate of 8.1 million shares of our common stock through an underwritten public offering. The offering price of our common stock was $26.50 per share and the total offering proceeds to us were $204.3 million, net of underwriting discounts and commissions and other offering-related expenses of $10.5 million.

Authorized Common and Preferred Stock

     On July 23, 2003, we filed a Certificate of Elimination with the State of Delaware so that none of our authorized shares of our Series A Preferred Stock, Series B Exchangeable Convertible Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock, Series D Senior Convertible Participating Preferred Stock (the “Series D Preferred Stock”), and Series E Cumulative Convertible Participating Preferred Stock (the “Series E Preferred Stock”) would be outstanding or issuable. In addition, on March 24, 2004, we filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware to increase the total authorized number of shares of all classes of our stock to one hundred million shares of common stock and three million shares of preferred stock.

     Before July 23, 2003, we had authorized the issuance of 150,000 shares of $1.00 par value, Series B Preferred Stock, 100,000 shares of $0.01 par value, Series D Preferred Stock, and 100,000 shares of $0.01 par value, Series E Preferred Stock. We did not have any shares of Series D Preferred Stock outstanding as of October 31, 2004 and 2003 because our Series D Preferred Stock was converted to our common stock during fiscal year 2003. In addition, we did not have any shares of Series E Preferred Stock or Series B Preferred Stock outstanding as of October 31, 2004 and 2003.

NOTE 10. EMPLOYEE RETIREMENT PLANS

     Our defined contribution retirement plans under Internal Revenue Code Section 401(k) cover all full-time employees, who are at least 18 years of age. Our contributions to the defined contribution retirement plans are made at the discretion of the Board of Directors. During the fiscal years 2004, 2003, 2002, we made contributions in the amounts of $13.0 million, $11.0 million and $12.5 million to the defined contribution retirement plans, respectively.

     Effective January 1, 2005, three of our defined contribution retirement plans will merge into one single plan, the URS Corporation 401(k) Plan.

     Some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees. We made contributions in the amounts of approximately $4.4 million and $5.1 million for the fiscal years ended October 31, 2004, and 2003, respectively.

Executive Plan

     In July 1999, as amended and restated in September 2003, we entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with Martin M. Koffel, our Chief Executive Officer (the “Executive”) to provide an annual lifetime retirement benefit. Benefits are based on the Executive’s final average annual compensation and his age at the time of his employment termination. “Final average compensation” means the higher of (1) the sum of the Executive’s base salary plus target bonus established for him under our incentive compensation program during the selected consecutive 36 months in his final 60 months of employment in which that average was the highest and (2) $1,600,000. As there is no funding requirement for the Executive Plan, the benefit payable shall be “unfunded,” as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of the Employee Retirement Income Securities Act (“ERISA”). As of October 31, 2004 and 2003, there were no plan assets under the Executive Plan. We measure pension costs according to actuarial valuations and the projected unit credit cost method is used to determine pension cost for financial accounting purposes.

     Management’s estimated of benefit obligations and assumptions used to measure those obligations for the Executive Plan as of October 31, 2004 and 2003, are as follows:

	2004	2003
	(In thousands)
Change in projected benefit obligation (PBO):
PBO at beginning of the year	$8,707	$6,888
Service cost	911	1,808
Interest cost	435	344
Actuarial loss (gain)	317	(333)

PBO at the end of the year	$10,370	$8,707

Funded status reconciliation:
Projected benefit obligation	$10,370	$8,707
Unrecognized actuarial loss	(1,010)	(693)

Net amount recognized	$9,360	$8,014

Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$10,370	$8,555
Accumulated other comprehensive income	(1,010)	(541)

Net amount recognized	$9,360	$8,014

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$469	$270
Accumulated benefit obligation	$10,370	$8,555

	2004	2003
Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.0%	5.0%
Rate of compensation increase	5.0%	4.0%
Expected long-term rate of return on plan assets	N/A	N/A
Measurement dates	10/31/2004	10/31/2003

     Components of net periodic pension costs for the three years ended October 31, 2004 are as follows:

	2004	2003	2002
		(In thousands)
Service cost	$911	$1,808	$1,692
Interest cost	435	344	265
Recognized actuarial loss	—	112	359

Net periodic pension cost	$1,346	$2,264	$2,316

	2004	2003	2002
Weighted-average assumptions used to determine net periodic pension cost at year-end:
Discount rate	5.0%	5.0%	5.0%
Rate of compensation increase	5.0%	4.0%	5.0%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Measurement dates	10/31/2003	10/31/2002	10/31/2001

     At October 31, 2004, the estimated future benefit payments to be paid out in the next ten years are as follows:

Estimated
future benefit
For fiscal years ending October 31,	payments
(in thousands)
2005	$—
2006	—
2007	11,526
2008	—
2009	—
Next 5 fiscal years thereafter	—

$11,526

Radian SERP and SCA

     In fiscal year 1999, we acquired and assumed certain of Radian International, L.L.C.’s defined benefit pension plans (“Radian pension plans”), and several post-retirement benefit plans. These retirement plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the retirement plans.

     The Radian defined pension plans include a Supplemental Executive Retirement Plan (“Radian SERP”) and Salary Continuation Agreement (“SCA”) which are intended to supplement retirement benefits provided by other benefit plans upon the participant’s meeting minimum age and years of service requirements. The Radian SERP and SCA provide benefits based on fixed amounts of historical compensation and therefore increases in compensation do not need to be considered in our calculation of the projected benefit obligation or periodic pension cost related to these plans. As there is no funding requirement for the Radian SERP and SCA, the benefit payable shall be “unfunded,” as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of the Employee Retirement Income Securities Act (“ERISA”). As of October 31, 2004 and 2003, there were no plan assets under the Radian SERP and SCA and these plans are unfunded. However, at October 31, 2004 and 2003, we had designated and deposited $3.2 million and $4.0 million, respectively, in a trust account for the Radian SERP. The decrease in our designated deposit balance from October 31, 2003 to October 31, 2004 was due to benefit payments made. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum age and years of service requirements. This post-retirement benefit program is also unfunded and the historical costs, accumulated benefit obligation and projected benefit obligation for this post-retirement benefit program are not significant. We measure pension costs according to actuarial valuations and the projected unit credit cost method is used to determine pension cost for financial accounting purposes.

     Management’s estimates of benefit obligations and assumptions used to measure those obligations for the Radian SERP and SCA as of October 31, 2004 and 2003, are as follows:

	2004	2003
	(In thousands)
Change in PBO:
PBO at the beginning of the year	$11,857	$10,707
Service cost	2	2
Interest cost	710	713
Actuarial loss	174	1,432
Benefit paid	(996)	(997)

PBO at the end of the year	$11,747	$11,857

	2004	2003
	(In thousands)
Change in plan assets:
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	996	997
Benefits paid	(996)	(997)

Fair value of the plan assets at the end of the year	$—	$—

Funded status reconciliation:
Projected benefit obligation	$11,747	$11,857
Unrecognized actuarial loss	(1,068)	(908)

Net amount recognized	$10,679	$10,949

Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$11,900	$12,061
Accumulated other comprehensive loss	(1,221)	(1,112)

Net amount recognized	$10,679	$10,949

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$109	$1,112
Accumulated benefit obligation	$11,747	$11,857

	2004	2003
Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.50%	6.25%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A
Mortality	GAM 1983	GAM 1983
Measurement date	10/31/2004	10/31/2003

     Components of net periodic pension costs for the three years ended October 31, 2004 are as follows:

	2004	2003	2002
		(In thousands)
Service cost	$2	$2	$7
Interest cost	710	713	697
Recognized actuarial loss (gain)	14	(8)	(8)

Net periodic pension cost	$726	$707	$696

	2004	2003	2002
Weighted-average assumptions to determine net periodic pension cost for years ended:
Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Mortality	GAM 1983	GAM 1983	GAM 1983
Measurement date	10/31/2003	10/31/2002	10/31/2001

     At October 31, 2004, the estimated future benefit payments to be paid out in the next ten years are as follows:

Estimated
future benefit
For fiscal years ending October 31,	payments
(in thousands)
2005	$964
2006	984
2007	1,002
2008	1,008
2009	1,005
Next 5 fiscal years thereafter	4,704

$9,667

EG&G pension plan and EG&G post-retirement medical plan

     In fiscal year 2002, we acquired and assumed the obligations of EG&G Technical Services, Inc.’s defined benefit pension plan (“EG&G pension plan”) and post-retirement medical plan (“EG&G post-retirement medical plan”). These plans cover some of our hourly and salaried employees of the EG&G Division and a joint venture that the EG&G division participates in.

     The EG&G pension plan provides retirement benefit payments for the life of participating retired employees. The EG&G post-retirement medical plan provides certain medical benefits to employees that meet certain eligibility requirements. All of these benefits may be subject to deductibles, co-payment provisions, and other limitations. As discussed in Note 1 to our consolidated financial statements, based on an analysis of the Medicare Act, FSP 106-2, and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees is not actuarially equivalent to Medicare Part D and therefore, our measures of the accumulated post-retirement benefit obligation and net periodic pension costs of our post-retirement plans do not reflect any amount associated with the subsidy. We measure our pension costs according to actuarial valuations and the projected unit credit cost method is used to determine pension costs for financial accounting purposes.

     Management’s estimates of benefit obligations and assumptions used to measure those obligations for the EG&G pension plan at October 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
Change in PBO:
PBO at beginning of year	$144,451	$121,026
Service cost	5,052	6,148
Interest cost	8,014	8,030
Benefits paid	(4,811)	(4,527)
Actuarial loss	16,037	13,774
Plan amendments (1)	(18,656)	—

Benefit obligation at end of year	$150,087	$144,451

Change in plan assets:
Fair value of plan assets at beginning of year	$100,034	$88,485
Actual return of plan assets	9,833	14,223
Employer contributions	6,226	2,704
Benefits paid and expenses	(6,019)	(5,378)

Fair value of plan assets at end of year	$110,074	$100,034

	2004	2003
	(In thousands)
Under funded status reconciliation:
Under funded status	$40,013	$44,416
Unrecognized net prior service cost	16,929	—
Unrecognized net actuarial loss	(26,623)	(10,832)

Net amount recognized	$30,319	$33,584

Amounts recognized in our balance sheet consist of:
Accrued benefit liability included in other long-term liabilities	$34,983	$33,584
Accumulated other comprehensive loss	(4,664)	—

Net amount recognized	$30,319	$33,584

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$4,664	$—
Accumulated benefit obligation	$145,056	$124,450

(1)	During fiscal year 2003, management decided not to offer the EG&G pension plan to new employees. In addition, effective January 1, 2004, management modified the prospective benefit calculation to the career average compensation of participants rather than their final compensation as previously calculated.

	2004	2003
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%
Measurement date	10/31/2004	10/31/2003

     Net periodic pension costs for the EG&G pension plan include the following components for the three years ended October 31, 2004.

	2004	2003	2002
		(In thousands)
Service cost	$5,052	$6,148	$892
Interest cost	8,014	8,030	1,340
Expected return on assets	(8,480)	(7,610)	(1,280)
Amortization of prior service cost	(1,728)	—	—
Recognized actuarial loss	102	—	—

Net periodic cost	$2,960	$6,568	$952

	2004	2003	2002
Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	6.25%	6.75%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets (1)	8.50%	8.50%	8.50%
	10/31/2003,
Measurement dates (2)	12/31/2003	10/31/2002	9/1/2002

(1)	Our assumption used in determining the expected long-term rate of return on plan assets was based on an actuarial analysis. This analysis includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent analysis, our expected long-term rate of return assumption for our EG&G pension plan will remain at 8.5% effective November 1, 2004.

(2)	We re-measured our EG&G pension plan at December 31, 2003 due to the plan amendment included above.

The EG&G pension plan asset allocations at October 31, 2004 and 2003 by asset category are as follows:

	2004	2003
Asset Category:
Equity securities (1)	100%	100%
Total	100%	100%

(1)	Equity securities do not include our common stock at both October 31, 2004 and 2003.

     We maintain our target allocation percentages based on our investment policy established for the EG&G pension plan, which is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objective of funding at or near 90% of the projected benefit obligation. The current weighted-average target asset allocation is as follows:

Current weighted-
average target
asset allocation
Equity Securities	90-95%
Debt Securities	0-5%
Real estate	0-5%
Other	5-10%

     We made cash contributions of approximately $1.1 million during November 2004 and we expect to make cash contributions during fiscal year 2005 of approximately $5.1 million to the EG&G pension plan.

     At October 31, 2004, the estimated future benefit payments for EG&G pension plan to be paid out in the next ten years are as follows:

Estimated
future benefit
For fiscal years ending October 31,	payments
(in thousands)
2005	$5,889
2006	6,200
2007	6,727
2008	7,255
2009	7,862
Next 5 fiscal years thereafter	50,369

$84,302

     Management’s estimates of benefit obligations and assumptions used to measure those obligations of the EG&G post-retirement medical plan at October 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$4,503	$3,780
Service cost	254	124
Interest cost	277	155
Benefits paid	(45)	(150)
Actuarial loss (gain)	(210)	594

Accumulated post-retirement benefit obligation at end of year	$4,779	$4,503

Change in plan assets:
Fair value of plan assets at beginning of year	$3,459	$2,962
Actual return of plan assets	243	496
Benefits paid and expensed	(153)	—
Transfers (1)	(625)	—

Fair value of plan assets at end of year	$2,924	$3,458

Funded status reconciliation:
Under funded status	$1,855	$1,044
Unrecognized net loss	(1,520)	(490)

Net amount recognized	$335	$554

Amounts recognized in our balance sheets consist of Accrued post-retirement benefit liability included in other long-term liabilities	$335	$554

Net amount recognized	$335	$554

(1)	These transfers represent cash reimbursed from the Plan assets back to us since we paid benefit payments from our cash accounts.

	2004	2003
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.75%	6.25%
Rate of compensation increase	N/A	N/A
Measurement date	10/31/2004	10/31/2003

     Net periodic pension and other post-retirement benefit costs include the following components for the three years ended October 31, 2004.

	2004	2003	2002
		(In thousands)
Service cost	$254	$124	$35
Interest cost	277	155	42
Expected return on assets	(290)	(252)	(43)
Recognized actuarial (gain)/loss	8	(80)	—

Net periodic cost (benefit).	$249	$(53)	$34

	2004	2003	2002
Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	6.25%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets (1)	8.50%	8.50%	8.50%
Measurement dates	10/31/2003	10/31/2002	9/1/2002

(1)	Our assumption used in determining the expected long-term rate of return on plan assets was based on an actuarial analysis. This analysis includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent analysis, our expected long-term rate of return assumption for our EG&G post-retirement medical plan will remain at 8.5% effective November 1, 2004.

	2004	2003
Assumed health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2009

     Assumed health care costs trend rates have a significant effect on the health care plan. A one percentage point change in assumed health care costs trend rates would have the following effects on net periodic cost for the fiscal year ended October 31, 2004 and the accumulated post-retirement benefit obligation as of October 31, 2004:

	1% Point
	Increase	Decrease
	(In thousands)
Effect on total of service and interest cost components	$3	$(3)
Effect on post-retirement benefit obligation	59	(52)

EG&G post-retirement medical plan asset allocations at October 31, 2004 and 2003 by asset category are as follows:

	2004	2003
Asset Category:
Equity securities (1)	100%	100%
Total	100%	100%

(2)	Equity securities do not include our common stock at both October 31, 2004 and 2003.

     We maintain our target allocation percentages based on our investment policy established for the EG&G post-retirement medical plan, which is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objective of funding at or near 90% of the accumulated post-retirement benefit obligation. The current weighted-average target asset allocation is as follows:

Current weighted-
average target
asset allocation
Equity Securities	90-95%
Debt Securities	0-5%
Real estate	0-5%
Other	5-10%

     We currently do not expect to make any cash contributions to the EG&G post-retirement medical plan for fiscal year 2005. At October 31, 2004, the estimated future benefit payments for EG&G post-retirement medical plan to be paid out in the next ten years are as follows:

Estimated
future benefit
For fiscal years ending October 31,	payments
(in thousands)
2005	$149
2006	180
2007	211
2008	241
2009	280
Next 5 fiscal years thereafter	1,942

$3,003

NOTE 11. VALUATION AND ALLOWANCE ACCOUNTS

     We determine the allowance for losses and doubtful accounts based on historical experience, known troubled accounts and other currently available evidence. The following table summarizes the activities in the allowance for losses and doubtful accounts.

	Beginning			Ending
	Balance	Additions	Deductions	Balance
	(In thousands)
October 31, 2004 Allowances for losses and doubtful accounts	$33,106	$28,402	$24,216	$37,292
October 31, 2003 Allowances for losses and doubtful accounts	$30,710	$12,939	$10,543	$33,106
October 31, 2002 Allowances for losses and doubtful accounts	$28,572	$9,024	$6,886	$30,710

NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     The following table sets forth selected quarterly financial data for the fiscal years ended October 31, 2004 and 2003 that is derived from audited consolidated financial statements including those included in the Consolidated Financial Statements. Pursuant to EITF 03-06, we restated our net income available for common stockholders and earnings per share information for fiscal year 2003. The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

	Fiscal 2004 Quarters Ended
	Jan. 31	Apr. 30	July 31	Oct. 31
	(In thousands, except per share data)
Revenues	$771,727	$864,651	$838,150	$907,435
Gross Profit	$284,214	$321,986	$308,769	$326,104
Operating income	$33,360	$51,340	$24,061	$52,316
Net income	$8,577	$19,738	$7,300	$26,089
Income per share:
Basic	$.25	$.56	$.17	$.60

Diluted	$.24	$.54	$.17	$.59

Weighted-average number of shares:
Basic	33,836	35,200	43,052	43,467

Diluted	35,012	36,731	44,173	44,595

	Fiscal 2003 Quarters Ended
	Jan. 31	Apr. 30	July 31	Oct. 31
	(In thousands, except per share data)
Revenues	$758,033	$812,555	$778,045	$838,081
Gross Profit	$274,436	$299,989	$292,868	$314,082
Operating income	$31,190	$47,245	$48,808	$53,162
Net income	$5,950	$15,564	$17,086	$19,504
Net income available for common stockholders	$5,588	$15,564	$17,086	$19,504
Income per share:
Basic	$.18	$.48	$.52	$.59

Diluted	$.18	$.48	$.52	$.57

Weighted-average number of shares:
Basic	30,310	32,498	32,704	33,118

Diluted	32,574	32,584	33,207	34,011

     Operating income is defined as income before income taxes and net interest expense.

NOTE 13. SUBSEQUENT EVENT

     On November 30, 2004, our board of directors approved a change in our future fiscal year ends from October 31 to the Friday closest to December 31. As such, the period from November 1, 2004 to December 31, 2004 will be treated as a transition period, for which we will file a transition report on Form 10-Q by February 9, 2005. Further, effective January 1, 2005, we will begin reporting our financial results on a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. Our 2004 fiscal year began on November 1, 2003 and ended on October 31, 2004.

NOTE 14. SUPPLEMENTAL GUARANTOR INFORMATION

     Substantially all of our domestic subsidiaries have guaranteed our obligations under our Credit Facility, our 12 1/4% notes and our 11 1/2% notes (collectively, the “Notes”). Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.

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

     Other restrictions imposed by our Notes and our Credit Facility include restrictions on us and our subsidiary guarantors’ ability to:

•	incur additional indebtedness and contingent obligations;

•	pay dividends and make distributions to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our Credit Facility or our outstanding notes;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	acquire the assets of, or merge or consolidate with, other companies;

•	sell or exchange assets;

•	make capital expenditures;

•	enter into sale-leaseback transactions; and

•	enter into transactions with our shareholders and affiliates.

     In addition, if a change of control occurs, each holder of the notes will have the right to require us to repurchase all or part of the holder’s notes at a price equal to 101% of the principal amount of the notes, plus any accrued interest to the date of repurchase.

     The following information sets forth our condensed consolidating balance sheets as of October 31, 2004 and 2003; our condensed consolidating statements of operations and comprehensive income for the three fiscal years ended October 31, 2004; and our condensed consolidating statements of cash flows for the three fiscal years ended October 31, 2004, which included the financial position and results of operations of EG&G, as a “subsidiary guarantor” from the date of acquisition forward. The EG&G acquisition was accounted for under the purchase accounting method. Entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Our separate complete financial statements and our subsidiaries that guarantee our Notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	October 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$23,310	$7,556	$1,433	$—	$32,299
Accounts receivable	—	493,654	82,285	—	575,939
Costs and accrued earnings in excess of billings on contracts in process	—	360,212	53,179	—	413,391
Less receivable allowances	—	(31,162)	(6,130)	—	(37,292)

Net accounts receivable	—	822,704	129,334	—	952,038

Deferred income taxes	16,612	—	—	—	16,612
Prepaid expenses and other assets	9,345	10,743	955	—	21,043

Total current assets	49,267	841,003	131,722	—	1,021,992
Property and equipment at cost, net	3,469	126,113	13,630	—	143,212
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	8,244	—	—	—	8,244
Investment in subsidiaries	605,269	—	—	(605,269)	—
Other assets	21,703	16,831	15,120	—	53,654

	$1,692,632	$983,947	$160,472	$(605,269)	$2,231,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,361	$17,200	$58	$—	$41,619
Accounts payable and subcontractors payable	11,040	150,729	15,553	—	177,322
Accrued salaries and wages	3,480	132,866	16,829	—	153,175
Accrued expenses and other	17,903	60,951	4,977	—	83,831
Billings in excess of costs and accrued earnings on contracts in process	—	61,497	17,977	—	79,474

Total current liabilities	56,784	423,243	55,394	—	535,421
Long-term debt	475,935	26,095	88	—	502,118
Deferred income taxes	31,477	—	—	—	31,477
Other long-term liabilities	61,212	33,595	735	—	95,542

Total liabilities	625,408	482,933	56,217	—	1,164,558

Stockholders’ equity:
Total stockholders’ equity	1,067,224	501,014	104,255	(605,269)	1,067,224

	$1,692,632	$983,947	$160,472	$(605,269)	$2,231,782

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	Year Ended October 31, 2003
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,099	$2,316	$4,093	$—	$15,508
Accounts receivable	—	457,837	67,766	—	525,603
Costs and accrued earnings in excess of billings on contracts in process	—	350,234	43,436	—	393,670
Less receivable allowances	—	(26,756)	(6,350)	—	(33,106)

Net accounts receivable	—	781,315	104,852	—	886,167

Deferred income taxes	13,315	—	—	—	13,315
Prepaid expenses and other assets	8,638	17,468	(1,431)	—	24,675

Total current assets	31,052	801,099	107,514	—	939,665
Property and equipment at cost, net	1,584	135,656	13,313	—	150,553
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	11,391	—	—	—	11,391
Investment in subsidiaries	589,363	—	—	(589,363)	—
Other assets	29,169	17,651	14,503	—	61,323

	$1,667,239	$954,406	$135,330	$(589,363)	$2,167,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,060	$16,814	$11	$—	$23,885
Accounts payable and subcontractors payable	2,834	156,354	12,779	—	171,967
Accrued salaries and wages	1,804	110,582	13,387	—	125,773
Accrued expenses and other	34,286	39,206	6,362	—	79,854
Billings in excess of costs and accrued earnings on contracts in process	—	72,237	10,765	—	83,002

Total current liabilities	45,984	395,193	43,304	—	484,481
Long-term debt	755,798	32,515	395	—	788,708
Deferred income taxes	32,926	—	—	—	32,926
Other long-term liabilities	67,458	28,805	161	—	96,424

Total liabilities	902,166	456,513	43,860	—	1,402,539

Stockholders’ equity:
Total stockholders’ equity	765,073	497,893	91,470	(589,363)	765,073

	$1,667,239	$954,406	$135,330	$(589,363)	$2,167,612

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$3,073,517	$314,453	$(6,007)	$3,381,963
Direct operating expenses	—	1,972,839	174,058	(6,007)	2,140,890

Gross profit	—	1,100,678	140,395	—	1,241,073
Indirect, general and administrative expenses	61,248	885,617	133,131	—	1,079,996

Operating income (loss)	(61,248)	215,061	7,264		161,077
Interest expense, net	57,499	1,358	976	—	59,833

Income (loss) before income taxes	(118,747)	213,703	6,288	—	101,244
Income tax expense (benefit)	(46,376)	83,460	2,456	—	39,540

Income (loss) before equity in net earnings of subsidiaries	(72,371)	130,243	3,832	—	61,704
Equity in net earnings of subsidiaries	134,075	—	—	(134,075)	—

Net income	61,704	130,243	3,832	(134,075)	61,704
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax benefit	1,531	(3,720)	—	—	(2,189)
Foreign currency translation adjustment	—	—	3,490	—	3,490

Comprehensive income	$63,235	$126,523	$7,322	$(134,075)	$63,005

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2003
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$2,930,134	$264,273	$(7,693)	$3,186,714
Direct operating expenses	—	1,870,303	142,729	(7,693)	2,005,339

Gross profit	—	1,059,831	121,544	—	1,181,375
Indirect, general and administrative expenses	33,251	855,524	112,195	—	1,000,970

Operating income (loss)	(33,251)	204,307	9,349	—	180,405
Interest expense, net	80,145	2,749	677	—	83,571

Income (loss) before income taxes	(113,396)	201,558	8,672	—	96,834
Income tax expense (benefit)	(45,358)	80,623	3,465	—	38,730

Income (loss) before equity in net earnings of subsidiaries	(68,038)	120,935	5,207	—	58,104
Equity in net earnings of subsidiaries	126,142	—	—	(126,142)	—

Net income	58,104	120,935	5,207	(126,142)	58,104
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax benefit	(270)	(1,626)	—	—	(1,896)
Foreign currency translation adjustment	—	—	6,122	—	6,122

Comprehensive income	$57,834	$119,309	$11,329	$(126,142)	$62,330

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2002
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$2,208,396	$225,172	$(5,741)	$2,427,827
Direct operating expenses	—	1,373,478	121,649	(5,741)	1,489,386

Gross profit	—	834,918	103,523	—	938,441
Indirect, general and administrative expenses	30,004	663,051	98,570	—	791,625

Operating income (loss)	(30,004)	171,867	4,953	—	146,816
Interest expense, net	53,164	318	2,223	—	55,705

Income (loss) before taxes	(83,168)	171,549	2,730	—	91,111
Income tax expense (benefit)	(32,807)	67,670	1,077	—	35,940

Income (loss) before equity in net earnings of subsidiaries	(50,361)	103,879	1,653	—	55,171
Equity in net earnings of subsidiaries	105,532	—	—	(105,532)	—

Net income	55,171	103,879	1,653	(105,532)	55,171
Preferred stock dividend	5,939	—	—	—	5,939

Net income available for common stockholders	49,232	103,879	1,653	(105,532)	49,232
Other comprehensive loss:
Minimum pension liability adjustment, net of tax benefit	(271)	(114)	—	—	(385)
Foreign currency translation adjustment	—	—	(785)	—	(785)

Comprehensive income	$48,961	$103,765	$868	$(105,532)	$48,062

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$61,704	$130,243	$3,832	$(134,075)	$61,704

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407	36,892	4,108	—	41,407
Amortization of financing fees	6,772	—	—	—	6,772
Costs incurred for extinguishment of debt	28,165	—	—	—	28,165
Provision for doubtful accounts	—	13,499	1,278	—	14,777
Deferred income taxes	(4,746)	—	—	—	(4,746)
Stock compensation	4,119	—	—	—	4,119
Tax benefit of stock compensation	4,117	—	—	—	4,117
Equity in net earnings of subsidiaries	(134,075)	—	—	134,075	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(54,888)	(25,758)	—	(80,646)
Prepaid expenses and other assets	(2,092)	6,727	(2,386)	—	2,249
Accounts payable, accrued salaries and wages and accrued expenses	114,115	(91,866)	12,863	1,620	36,732
Billings in excess of costs and accrued earnings on contracts in process	—	(10,741)	7,213	—	(3,528)
Other long-term liabilities	(6,246)	4,791	573	—	(882)
Other, net	507	819	(616)	(1,620)	(910)

Total adjustments	11,043	(94,767)	(2,725)	134,075	47,626

Net cash provided by operating activities	72,747	35,476	1,107	—	109,330

Cash flows from investing activities:
Capital expenditures	(1,333)	(14,124)	(3,559)	—	(19,016)

Net cash used by investing activities	(1,333)	(14,124)	(3,559)	—	(19,016)

Cash flows from financing activities:
Long-term debt principal payments	(295,455)	(3,495)	—	—	(298,950)
Long-term debt borrowings	24,999	1,527	—	—	26,526
Net borrowings under the line of credit	5,249	—	—	—	5,249
Capital lease obligation payments	(195)	(14,102)	(346)	—	(14,643)
Short-term note borrowings	—	—	1,540	—	1,540
Short-term note payments	(136)	(42)	(1,402)	—	(1,580)
Proceeds from common stock offering, net of related expenses	204,286	—	—	—	204,286
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	26,624	—	—	—	26,624
Call premiums paid for debt extinguishment	(19,688)	—	—	—	(19,688)
Payment for financing fees	(2,887)	—	—	—	(2,887)

Net cash used by financing activities	(57,203)	(16,112)	(208)	—	(73,523)

Net increase (decrease) in cash and cash equivalents	14,211	5,240	(2,660)	—	16,791
Cash and cash equivalents at beginning of year	9,099	2,316	4,093	—	15,508

Cash and cash equivalents at end of year	$23,310	$7,556	$1,433	$—	$32,299

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2003
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$58,104	$120,935	$5,207	$(126,142)	$58,104

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	40,010	3,489	—	43,988
Amortization of financing fees	7,496	—	—	—	7,496
Provision for doubtful accounts	—	9,167	(345)	—	8,822
Deferred income taxes	18,790	—	—	—	18,790
Stock compensation	4,187	—	—	—	4,187
Tax benefit of stock compensation	12	—	—	—	12
Equity in net earnings of subsidiaries	(126,142)	—	—	126,142	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	53,024	(11,178)	—	41,846
Prepaid expenses and other assets	(1,823)	(3,483)	4,259	—	(1,047)
Accounts payable, accrued salaries and wages and accrued expenses	194,605	(203,009)	689	(4,411)	(12,126)
Billings in excess of costs and accrued earnings on contracts in process	—	(10,767)	1,534	—	(9,233)
Other long-term liabilities	2,189	(1,970)	7		226
Other, net	(18,366)	19,882	(849)	4,411	5,078

Total adjustments	81,437	(97,146)	(2,394)	126,142	108,039

Net cash provided by operating activities	139,541	23,789	2,813	—	166,143

Cash flows from investing activities:
Capital expenditures	291	(14,385)	(4,152)	—	(18,246)

Net cash used by investing activities	291	(14,385)	(4,152)	—	(18,246)

Cash flows from financing activities:
Long-term debt principal payments	(117,192)	(1,221)	—	—	(118,413)
Long-term debt borrowings	—	212	—	—	212
Net borrowings under the line of credit	(27,259)	—	—	—	(27,259)
Capital lease obligation payments	(45)	(14,351)	(198)	—	(14,594)
Short-term note borrowings	—	77	1,180	—	1,257
Short-term note payments	(86)	(27)	(1,300)	—	(1,413)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	17,849	—	—	—	17,849

Net cash used by financing activities	(126,733)	(15,310)	(318)	—	(142,361)

Net increase (decrease) in cash and cash equivalents	13,099	(5,906)	(1,657)	—	5,536
Cash and cash equivalents at beginning of year	(4,000)	8,222	5,750	—	9,972

Cash and cash equivalents at end of year	$9,099	$2,316	$4,093	$—	$15,508

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2002
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$55,171	$103,879	$1,653	$(105,532)	$55,171

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	30,420	2,900	—	33,737
Amortization of financing fees	4,220	—	—	—	4,220
Loss on extinguishment of debt	7,620	—	—	—	7,620
Provision for doubtful accounts	—	3,199	1,734	—	4,933
Deferred income taxes	2,373	—	—	—	2,373
Stock compensation	2,345	—	—	—	2,345
Tax benefit of stock compensation	3,745	—	—	—	3,745
Equity in net earnings of subsidiaries	(105,532)	—	—	105,532	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(52,331)	(9,644)	—	(61,975)
Prepaid expenses and other assets	2,165	6,445	(795)	—	7,815
Accounts payable, accrued salaries and wages and accrued expenses	21,607	(37,301)	6,871	2,972	(5,851)
Billings in excess of costs and accrued earnings on contracts in process	—	(1,843)	(1,878)	—	(3,721)
Other long-term liabilities	31,362	1,268	(372)	—	32,258
Other, net	6,647	2,920	(758)	(2,972)	5,837

Total adjustments	(23,031)	(47,223)	(1,942)	105,532	33,336

Net cash provided (used) by operating activities	32,140	56,656	(289)	—	88,507

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	(340,540)	—	—	—	(340,540)
Proceeds from sale of a division	—	5,840	—	—	5,840
Capital expenditures	(1,262)	(46,628)	(5,503)	—	(53,393)

Net cash used by investing activities	(341,802)	(40,788)	(5,503)	—	(388,093)

Cash flows from financing activities:
Proceeds from issuance of debt	195,280	—	—	—	195,280
Long-term debt principal payments	(381,648)	—	—	—	(381,648)
Long-term debt borrowings	476,101	—	—	—	476,101
Net borrowings under the line of credit	27,259	—	—	—	27,259
Capital lease obligation payments	(635)	(14,137)	(22)	—	(14,794)
Short-term note borrowings	278	—	—	—	278
Short-term note payments	(36)	(397)	(3,247)	—	(3,680)
Proceeds from sale of common shares and exercise of stock options	17,003	—	—	—	17,003
Payment of financing fees	(29,639)	—	—	—	(29,639)

Net cash provided (used) by financing activities	303,963	(14,534)	(3,269)	—	286,160

Net increase (decrease) in cash and cash equivalents	(5,699)	1,334	(9,061)	—	(13,426)
Cash and cash equivalents at beginning of year	1,699	6,888	14,811	—	23,398

Cash and cash equivalents at end of year	$(4,000)	$8,222	$5,750	$—	$9,972

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K.

     (b) Changes in internal controls. There were no changes in our internal controls over financial reporting during the year ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

     The following disclosures would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement.”

Adjustments to Bonus Plan Performance Targets for Fiscal Year 2004

     Most of our executive officers and selected senior managers (“Designated Participants”) participate annually in our 1999 Incentive Compensation Plan (the “Bonus Plan”). Under the Bonus Plan, the Designated Participants are eligible to earn annual bonuses based on formulas tied to certain predefined financial performance targets that are established annually by our Compensation Committee. Each Designated Participant is assigned a “Target Bonus” at the beginning of the fiscal year, expressed as a percentage of his or her base salary. The Target Bonuses for our executive officers for fiscal year 2004 were as follows: Martin Koffel, 100%; Kent Ainsworth, 65%; Thomas Bishop, 50%; Reed Brimhall, 50%; Gary Jandegian, 65%; Joseph Masters, 50%; Mary Sullivan, 50%; and Randall Wotring, 55%. If the financial performance targets are met, each Designated Participant’s bonus is equal to the Target Bonus. If performance targets are not met, bonuses are determined as a declining percentage of Target Bonuses depending on the extent of the shortfall. No bonus is paid under the Bonus Plan if predetermined minimum financial performance targets are not met. Conversely, if performance targets are exceeded, then bonuses may be earned in excess of the Target Bonus up to a maximum of two times the Target Bonus.

     For fiscal year 2004, a minimum corporate net income target was a prerequisite for all Designated Participants under the Bonus Plan. In addition, the corporate net income target was the sole financial measurement used to determine bonuses for Mr. Koffel, Mr. Ainsworth, Mr. Brimhall, Mr. Masters, and Ms. Sullivan, and operating profit contribution from their respective divisions was an additional financial measurement for Mr. Bishop, Mr. Jandegian and Mr. Wotring.

     As described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, during fiscal year 2004 we redeemed $70.0 million of our 11 1/2% notes and $190.0 million of our 12 1/4 % notes and, as a result, recognized a pre-tax charge of $28.2 million. This pre-tax charge caused our net income to fall below the predetermined minimum corporate net income target, thus disqualifying all Designated Participants from receiving a payment under the Bonus Plan. In the absence of this pre-tax charge, corporate net income would have exceeded the minimum financial performance target.

     On January 11, 2005, the Compensation Committee acted pursuant to its authority under the Bonus Plan to adjust retroactively the corporate financial performance target to equal actual corporate net income for fiscal year 2004. The Committee determined that the note redemptions, which had not been contemplated at the time the minimum corporate net income target was initially established, benefited our long-term interests and those of our stockholders by reducing our debt and leverage ratios. As a result, the Committee determined that the impact of the note redemptions should be disregarded for purposes of determining whether the minimum financial performance targets had been achieved for fiscal year 2004. This determination had the effect of entitling all Designated Participants to receive payments under the Bonus Plan and specifically entitled Mr. Koffel, Mr. Ainsworth, Mr. Brimhall, Mr. Masters, and Ms. Sullivan to receive 100% of their respective Target Bonuses, and Mr. Wotring to receive 161% of his Target Bonus, for fiscal year 2004.

     In addition, the Compensation Committee retroactively adjusted the minimum URS Division operating profit contribution target downwards from 95% of a predefined number to equal the actual contribution, which actual contribution was only slightly below the predefined number. In the absence of an adjustment, Mr. Bishop and Mr. Jandegian would have been ineligible to receive bonuses for fiscal year 2004. The Committee’s action had the effect of awarding Mr. Bishop and Mr. Jandegian 51% and 38% of their respective Target Bonuses. The Committee determined that the original target had been too aggressive and that a retroactive adjustment was reasonable and appropriate.

     These adjustments disqualified the 2004 Target Bonuses as “performance-based compensation” under 162(m) of the Internal Revenue Code. As a result, we will incur an incremental tax cost of less than $500,000 in 2005 resulting from the loss of deductibility of non-qualifying compensation in excess of $1.0 million paid to senior executives. The Committee has determined this cost to be reasonable relative to the benefits of awarding the bonuses under the Bonus Plan.

Adoption of Bonus Plan Performance Targets for 2005

     The Compensation Committee established the following Target Bonuses for our executive officers with respect to their participation in the Bonus Plan for fiscal year 2005: Martin Koffel, 100%; Kent Ainsworth, 75%; Thomas Bishop, 60%; Reed Brimhall, 55%; Gary Jandegian, 75%; Joseph Masters, 60%; Mary Sullivan, 55%; and Randall Wotring, 75%. On January 11, 2005, the Committee established the financial performance targets for fiscal year 2005 for the Designated Participants. As was the case for the fiscal year 2004 Bonus Plan, for fiscal year 2005, if the financial performance targets are met, each Designated Participant’s bonus will be equal to the Target Bonus. If performance targets are not met, bonuses will be determined as a declining percentage of Target Bonuses depending on the extent of the shortfall. No bonus will be paid under the Bonus Plan if a Designated Participant fails to achieve predetermined minimum financial performance targets. Conversely, if performance targets are exceeded, then bonuses may be earned in excess of the Target Bonus up to a maximum of two times the Target Bonus.

     The Committee also established the financial performance targets under the Bonus Plan. For fiscal year 2005, a minimum corporate net income target is a prerequisite for all Designated Participants under the Bonus Plan. In addition, the corporate net income target will be the sole financial measurement used to determine bonuses for Mr. Koffel, Mr. Ainsworth, Mr. Brimhall, Mr. Masters, and Ms. Sullivan, and operating profit contribution from their respective divisions will be an additional financial measurement for Mr. Bishop, Mr. Jandegian and Mr. Wotring.

     The Committee will have the discretion to adjust financial results for one-time, non-recurring events that were not anticipated in the original fiscal year 2005 performance plan and are allowable under the rules of Section 162(m) of the Internal Revenue Code to qualify as “performance-based” awards.

     The Committee also established a supplemental award pool to allow for performance recognition during the November/December 2004 transition period. That two-month transition period will not be considered part of our fiscal year 2005 as a result of the change in our fiscal year end from October 31 to December 31, beginning on January 1, 2005. The payout of bonuses in connection with the transition period will occur at the end of the 2005 performance period based on achievement of the fiscal year 2005 financial performance targets.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the information under the captions “Election of Directors,” Section 16(a) Beneficial Ownership Reporting Compliance and “Information about Our Board of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 22, 2005 and from Item 4A—“Executive Officers of the Registrant” in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions “Executive Compensation” and “Information about Our Board of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 22, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 22, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of our officers, directors and employees may have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted and deferred stock and the payment of withholding taxes due with respect to such exercises and vesting. These officers, directors and employees may continue to dispose of shares of our common stock in this manner and for similar purposes. In addition, please see the information contained under the caption “Certain Relationships and Related Transactions,” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 22, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference from the information under the caption “Information about our Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 22, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report.

(1)	Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of October 31, 2004 and October 31, 2003

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended October 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended October 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

2.3
First Amendment to Agreement and Plan of Merger, dated August 21, 2003, by and among URS Corporation, URS Holdings, Inc., URS-LSS Holdings, Inc., Carlyle-EG&G Holdings Corp., Lear Siegler Services, Inc., and EG&G Technical Services Holdings, L.L.C., filed as Exhibit 2.1 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

3.1	Certificate of Incorporation of URS Corporation, filed as Exhibit 3.1 to our Form 10-K for the fiscal year ended October 31, 1991, and incorporated herein by reference.

3.2
Certificate of Elimination, as filed with the Secretary of the State of Delaware on July 23, 2003, filed as Exhibit 3.1 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

3.3
Certificate of Amendment of Certificate of Incorporation of URS Corporation, as amended October 18, 1999, filed as Exhibit 3.3 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

3.4
Certificate of Amendment of Certificate of Incorporation of URS Corporation, as amended March 24, 2004, filed as Exhibit 3.1 to our Form 10-Q for the quarter ended April 30, 2004, and incorporated herein by reference.

3.5	By-laws of URS Corporation, as amended through January 22, 2004, filed as Exhibit 3.4 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

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

4.4
Indenture, dated as of June 23, 1999, by and among Firststar Bank of Minnesota, N.A., URS Corporation and Subsidiary Guarantors listed therein relating to our 12 1/4% Senior Subordinated Notes due 2009, filed as Exhibit 2.5 to our Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.5
Form of URS Corporation 12 1/4% Senior Subordinated Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Current Report on Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.6
Form of URS Corporation 12 1/4% Senior Subordinated Exchange Notes due 2009, included as an exhibit to Exhibit 4.9, filed as Exhibit 2.5 to our Form 8-K, dated July 1, 1999, and incorporated herein by reference.

4.7
Indenture, dated as of August 22, 2002, by and among URS Corporation, the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee, filed as Exhibit 99.7 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.8
Second Supplemental Indenture, dated as of August 22, 2002, by and among URS Corporation, the Restricted Subsidiaries listed therein, and U.S. Bank, N.A. (previously known as Firstar Bank of Minnesota, N.A.), as Trustee, filed as Exhibit 99.8 to our Form 8-K, dated September 5, 2002, and incorporated therein by reference.

4.9
Registration Rights Agreement, dated August 22, 2002, by and among URS Corporation, the Subsidiary Guarantors listed therein and Credit Suisse First Boston Corporation, entered into in connection with the 11 1/2% Senior Notes due 2009, filed as Exhibit 99.9 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.10	Form of URS Corporation 11 1/2% Senior Note due 2009, included as an exhibit to Exhibit 4.1, filed as Exhibit 99.7 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.11
Form of URS Corporation 11 1/2% Senior Exchange Note due 2009, included as an exhibit to Exhibit 4.1, filed as Exhibit 99.7 to our Form 8-K, filed September 5, 2002, and incorporated herein by reference.

4.12
Credit Agreement, dated as of August 22, 2002, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co- lead Arranger and Syndication Agent, filed as Exhibit 99.10 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.13
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

4.14
Second Amendment to the Credit Agreement, dated as of November 6, 2003, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent, filed as Exhibit 4.18 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

4.15
Third Amendment to the Credit Agreement, dated as of December 16, 2003, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent, filed as Exhibit 4.19 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

4.16
Fourth Amendment to the Credit Agreement, dated as of March 29, 2004, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2004, and incorporated herein by reference.

4.17
Fifth Amendment to the Credit Agreement, dated as of June 4, 2004, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston Corporation, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2004, and incorporated herein by reference.

4.18
Sixth Amendment to the Credit Agreement, dated as of November 29, 2004, by and among URS Corporation, the lenders named therein, Credit Suisse First Boston, as co-lead Arranger and Administrative Agent, and Wells Fargo Bank, N. A., as co-lead Arranger and Syndication Agent, filed as Exhibit 10.1 to our Form 8-K, dated December 3, 2004, and incorporated herein by reference.

4.19
Articles of Incorporation of Aman Environmental Construction, Inc., a California corporation (“Aman”), filed as Exhibit 3.2(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.20	Amended and Restated Bylaws of Aman, dated September 9, 2004, filed as Exhibit 4.1 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.21
Articles of Incorporation of Banshee Construction Company, Inc., a California corporation (“Banshee”), filed as Exhibit 3.3(1) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.22	Amended and Restated Bylaws of Banshee, dated September 9, 2004, filed as Exhibit 4.2 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.23
Articles of Incorporation of Cleveland Wrecking Company, a California corporation (“CWC”), filed as Exhibit 3.4(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.24	Amended and Restated Bylaws of CWC, dated September 9, 2004, filed as Exhibit 4.3 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.25
Certificate of Formation of URS Resources, LLC, a Delaware limited liability company (“URS Resources”), filed as Exhibit 3.5(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.26
Amended and Restated Limited Liability Company Agreement for URS Resources, dated September 9, 2004, filed as Exhibit 4.4 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.27
Certificate of Formation of Radian International LLC, a Delaware limited liability company (“Radian”), filed as Exhibit 3.7(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.28	Amended and Restated Limited Liability Company of Radian, dated September 9, 2004, filed as Exhibit 4.5 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.29
Certificate of Incorporation of Signet Testing Laboratories, Inc. a Delaware corporation (“Signet”), filed as Exhibit 3.8(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.30	Amended and Restated Bylaws of Signet, dated September 9, 2004, filed as Exhibit 4.6 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.31
Articles of Incorporation of URS Construction Services, Inc., a Florida corporation (“URS Construction”), filed as Exhibit 3.9(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.32	Bylaws of URS Construction, filed as Exhibit 3.9(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.33
Certificate of Incorporation of URS Corporation, a Nevada corporation (“URS — Nevada”), filed as Exhibit 3.10(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.34	Amended and Restated Bylaws of URS — Nevada, dated September 9, 2004, filed as Exhibit 4.7 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.35
Certificate of Incorporation of URS Corporation Great Lakes, a Michigan corporation (“URS Great Lakes”), filed as Exhibit 3.11(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.36	Amended and Restated Bylaws of URS Great Lakes, dated September 9, 2004, filed as Exhibit 4.8 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.37
Certificate of Incorporation of URS Corporation — Maryland, a Maryland corporation (“URS — Maryland”), filed as Exhibit 3.13(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.38	Amended and Restated Bylaws of URS — Maryland, dated September 9, 2004, filed as Exhibit 4.9 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.39
Certificate of Incorporation of URS Corporation — Ohio, a Ohio corporation (“URS — Ohio”), filed as Exhibit 3.14(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.40	Amended and Restated Bylaws of URS — Ohio, dated September 9, 2004, filed as Exhibit 4.10 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.41
Articles of Incorporation of URS Corporation Southern, a California corporation (“UCS”), filed as Exhibit 3.15(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.42	Amended and Restated Bylaws of UCS, dated September 9, 2004, filed as Exhibit 4.11 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.43
Certificate of Incorporation of URS Group, Inc., a Delaware corporation (“URS Group”), filed as Exhibit 3.16(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.44	Amended and Restated Bylaws of URS Group, dated September 9, 2004, filed as Exhibit 4.12 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.45
Certificate of Incorporation of URS Holdings, Inc., a Delaware corporation (“URS Holdings”), filed as Exhibit 3.17(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.46	Amended and Restated Bylaws of URS Holdings, dated September 9, 2004, filed as Exhibit 4.13 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.47
Certificate of Incorporation of URS International, Inc., a Delaware corporation (“URS International”), filed as Exhibit 3.18(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.48	Amended and Restated Bylaws of URS International, dated September 9, 2004, filed as Exhibit 4.14 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.49
Certificate of Incorporation of Lear Siegler Services, Inc., a Delaware corporation (“Lear Siegler Services”), filed as Exhibit 3.19(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.50	Amended and Restated Bylaws of Lear Siegler Services, dated September 9, 2004, filed as Exhibit 4.15 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.51
Certificate of Incorporation of URS Operating Services, Inc., a Delaware corporation (“URS Operating Services”), filed as Exhibit 3.20(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.52	Amended and Restated Bylaws of URS Operating Services, dated September 9, 2004, filed as Exhibit 4.16 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.53
Certificate of Incorporation of EG&G Defense Materials, Inc., a Utah corporation (“EG&G Defense Materials”), filed as Exhibit 3.21(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.54	Amended and Restated Bylaws of EG&G Defense Materials, dated September 9, 2004, filed as Exhibit 4.17 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.55
Certificate of Incorporation of EG&G Technical Services, Inc., a Delaware corporation (“EG&G Technical Services”), filed as Exhibit 3.22(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.56	Amended and Restated Bylaws of EG&G Technical Services, dated September 9, 2004, filed as Exhibit 4.18 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.57	Articles of Incorporation of E.C. Driver & Associates, Inc., a Florida corporation (“E.C. Driver”). FILED HEREWITH.

4.58	Bylaws of E.C. Driver. FILED HEREWITH.

4.59	Certificate of Incorporation of Lear Siegler Logistics International, Inc., a Delaware corporation (“Lear Siegler Logistics”). FILED HEREWITH.

4.60	Bylaws of Lear Siegler Logistics. FILED HEREWITH.

4.61	Certificate of Incorporation of Radian Engineering, Inc., a New York corporation (“Radian Engineering”). FILED HEREWITH.

4.62	Bylaws of Radian Engineering. FILED HEREWITH.

4.63	Certificate of Incorporation of URS Corporation AES, a Connecticut corporation (“URS AES”). FILED HEREWITH.

4.64	Bylaws of URS AES. FILED HEREWITH.

4.65	Articles of Incorporation of URS Corporation Architecture-NC, P.C., a North Carolina corporation (“URS-ARCH NC”). FILED HEREWITH.

4.66	Bylaws of URS-ARCH NC. FILED HEREWITH.

4.67	Certificate of Incorporation of URS Corporation-New York, a New York corporation (“URS-New York”). FILED HEREWITH.

4.68	Bylaws of URS-New York. FILED HEREWITH.

4.69	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.

10.1*
Employee Stock Purchase Plan of URS Corporation, as amended effective October 12, 1999, filed as Exhibit A to our definitive proxy statement for the 1999 Special Meeting of Stockholders, filed with the SEC on September 7, 1999, and incorporated herein by reference.

10.2*	Amendment to the Employee Stock Purchase Plan of URS Corporation, dated July 14, 2003, filed as Exhibit 10.4 to our Form 10-Q for the quarter ended July 31, 2003, and incorporated herein by reference.

10.3*	URS Corporation 1999 Equity Incentive Plan, as amended, effective July 12, 2004, filed as Exhibit 10.8 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

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

10.8*
EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan, dated December 31, 2003, filed as Exhibit 10.3 to our Form 10-Q for the quarter ended January 31, 2004, and incorporated herein by reference.

10.9*
Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan, dated as of November 18, 2004, filed as Exhibit 10.3 to our Form 8-K, dated November 24, 2004, and incorporated herein by reference.

10.10*
Amended and Restated Employment Agreement, dated September 5, 2003, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.11*
URS Corporation Amended and Restated Supplemental Executive Retirement Agreement, dated as of September 5, 2003, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.12*
Employment Agreement, dated September 8, 2000, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2000, and incorporated herein by reference.

10.13*
Amendment to Employment Agreement, dated August 8, 2003, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.13 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.14*	Second amendment to Employment Agreement, dated August 20, 2004, between URS Corporation and Kent P. Ainsworth. FILED HEREWITH.

10.15*
Employment Agreement, dated as of September 8, 2000, between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to our 1999 Form 10-K for the fiscal year ended 1999, and incorporated herein by reference.

10.16*
Amendment to Employment Agreement, dated August 11, 2003, between URS Corporation and Joseph Masters, filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.17*	Second amendment to Employment Agreement, dated August 20, 2004, between URS Corporation and Joseph Masters. FILED HEREWITH.

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

10.20*
Employment Agreement, dated January 29, 2004, between URS Corporation and Gary V. Jandegian, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 2004, and incorporated herein by reference

10.21*
Employment Agreement, dated January 30, 2004, between URS Corporation and Thomas W. Bishop, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended January 31, 2004, and incorporated herein by reference.

10.22*
Employment Agreement, dated as of November 19, 2004, between URS Corporation and Randall A. Wotring, filed as Exhibit 10.1 to our Form 8-K, dated November 24, 2004, and incorporated herein by reference.

10.23
Registration Rights Agreement, dated February 21, 1990, by and among URS Corporation, Wells Fargo Bank, N.A. and the Purchaser Holders listed therein, filed as Exhibit 10.33 to our 1990 Form S-1 and incorporated herein by reference.

10.24
Agreement and Plan of Merger, dated August 18, 1997, by and among URS Corporation, Woodward-Clyde Group, Inc. and W-C Acquisition Corporation, filed as Exhibit 2.1 to our Form 8-K, filed on August 21, 1997, and incorporated herein by reference.

10.25*
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

10.28*
Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to our Form 10-K for the fiscal year ended October 31, 1999 and incorporated herein by reference.

10.29*
Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, by and between each of Martin M. Koffel, Kent P. Ainsworth and Joseph Masters and URS Corporation, reflecting grants dated as of April 25, 2001, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.30*
URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of September 5, 2003, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.30 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.31*
Form of Officer Indemnification Agreement filed as Exhibit 10.3 to our Form 10-Q for the quarter ended April 30, 2004, and incorporated herein by reference; dated as of March 23, 2004, between URS Corporation and each of Kent P. Ainsworth, Thomas W. Bishop, Reed N. Brimhall, Gary V. Jandegian, Joseph Masters and Mary E. Sullivan; and dated as of November 19, 2004, between URS Corporation and Randall A. Wotring.

10.32*
Form of Director Indemnification Agreement filed as Exhibit 10.4 to our Form 10-Q for the quarter ended April 30, 2004, and incorporated herein by reference; dated as of March 23, 2004, between URS Corporation and each of H. Jesse Arnelle, Richard C. Blum, Armen Der Marderosian, Mickey P. Foret, Martin M. Koffel, Richard B. Madden, General Joseph W. Ralston, USAF (Ret.), John D. Roach and William D. Walsh; dated as of August 6, 2004, between URS Corporation and Betsy Bernard.

10.33*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed between URS Corporation and Martin M. Koffel for 75,000 shares of common stock, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

10.34*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, dated as of July 12, 2004, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, filed as Exhibit 10.3 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

10.35*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Kent P. Ainsworth for 40,000 shares of common stock and Joseph Masters for 7,500 shares of common stock, filed as Exhibit 10.4 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

10.36*
Revised form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 7,500 shares of common stock, Reed N. Brimhall for 7,500 shares of common stock, Gary Jandegian for 15,000 shares of common stock and Mary E. Sullivan for 7,500 shares of common stock. FILED HEREWITH.

10.37*
Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, dated as of July 12, 2004, executed between URS Corporation and Joseph Masters for 10,000 shares of common stock, filed as Exhibit 10.6 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

10.38*
Forms of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, adopted July 12, 2004 as the standard forms under the 1999 Equity Incentive Plan, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 10,000 shares of common stock, Reed N. Brimhall for 10,000 shares of common stock, Gary Jandegian for 15,000 shares of common stock and Mary E. Sullivan for 10,000 shares of common stock, filed as Exhibit 10.7 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

21.1	Subsidiaries of URS Corporation. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

24.1	Powers of Attorney of URS Corporation’s directors and officers. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated January 13, 2005	URS Corporation (Registrant)

/s/ Kent P. Ainsworth

Kent P. Ainsworth Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ MARTIN M. KOFFEL*	Chairman of the Board of Directors	January 13, 2005
and Chief Executive Officer
(Martin M. Koffel)

/s/ KENT P. AINSWORTH	Executive Vice President,	January 13, 2005
Chief Financial Officer and Secretary
(Kent P. Ainsworth)

/s/ REED N. BRIMHALL	Vice President, Corporate Controller	January 13, 2005
and Chief Accounting Officer
(Reed N. Brimhall)

/s/ H. JESSE ARNELLE*	Director	January 13, 2005

(H. Jesse Arnelle)

/s/ BETSY J. BERNARD*	Director	January 13, 2005
(Betsy J. Bernard)

/s/ RICHARD C. BLUM*	Director	January 13, 2005
(Richard C. Blum)

/s/ ARMEN DER MARDEROSIAN*	Director	January 13, 2005
(Armen Der Marderosian)

/s/ MICKEY P. FORET*	Director	January 13, 2005
(Mickey P. Foret)

/s/ RICHARD B. MADDEN*	Director	January 13, 2005
(Richard B. Madden)

Signature	Title	Date
/s/ JOSEPH W. RALSTON*	Director	January 13, 2005
(Joseph W. Ralston)

/s/ JOHN D. ROACH*	Director	January 13, 2005
(John D. Roach)

/s/ WILLIAM D. WALSH*	Director	January 13, 2005
(William D. Walsh)

*By /s/ Kent P. Ainsworth

(Kent P. Ainsworth, Attorney-in-fact)

*By /s/ Reed N. Brimhall

(Reed N. Brimhall, Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.		Description
4.57		Articles of Incorporation of E.C. Driver & Associates, Inc., a Florida corporation (“E.C. Driver”). FILED HEREWITH.

4.58		Bylaws of E.C. Driver. FILED HEREWITH.

4.59		Certificate of Incorporation of Lear Siegler Logistics International, Inc., a Delaware corporation (“Lear Siegler Logistics”). FILED HEREWITH.

4.60		Bylaws of Lear Siegler Logistics. FILED HEREWITH.

4.61		Certificate of Incorporation of Radian Engineering, Inc., a New York corporation (“Radian Engineering”). FILED HEREWITH.

4.62		Bylaws of Radian Engineering. FILED HEREWITH.

4.63		Certificate of Incorporation of URS Corporation AES, a Connecticut corporation (“URS AES”). FILED HEREWITH.

4.64		Bylaws of URS AES. FILED HEREWITH.

4.65		Articles of Incorporation of URS Corporation Architecture-NC, P.C., a North Carolina corporation (“URS ARCH NC”). FILED HEREWITH.

4.66		Bylaws of URS ARCH NC. FILED HEREWITH.

4.67		Certificate of Incorporation of URS Corporation-New York, a New York corporation (“URS-New York”). FILED HEREWITH.

4.68		Bylaws of URS-New York. FILED HEREWITH.

10.14	*	Second amendment to Employment Agreement, dated August 20, 2004, between URS Corporation and Kent P. Ainsworth. FILED HEREWITH.

10.17	*	Second amendment to Employment Agreement, dated August 20, 2004, between URS Corporation and Joseph Masters. FILED HEREWITH.

10.36	*
Revised form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 7,500 shares of common stock, Reed N. Brimhall for 7,500 shares of common stock, Gary Jandegian for 15,000 shares of common stock and Mary E. Sullivan for 7,500 shares of common stock. FILED HEREWITH.

21.1		Subsidiaries of URS Corporation. FILED HEREWITH.

23.1		Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

24.1		Powers of Attorney of URS Corporation’s directors and officers. FILED HEREWITH.

31.1		Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2		Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

Exhibit No.	Description

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*Represents a management contract or compensatory plan or arrangement.