Form 10-QT
period 2004-12-31
URS CORP /NEW/
filed 2005-02-09
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ______________________

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from November 1, 2004 to December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2005

Common Stock, $.01 par value	44,196,270

URS CORPORATION AND SUBSIDIARIES

     This Transition Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue, future impact of health care regulations, future maintenance of our insurance coverage, future outcomes of our legal proceedings, future guarantees and debt service obligations, our future capital resources, our future ability to collect accounts receivable, our future accounting and project management information system conversion and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: the on-going economic downturn; our inability to comply with government contract procurement regulations; changes in our book of business; our dependence on government appropriations and procurements; our ability to profitably execute our contracts and guarantees; our leveraged position; our ability to service our debt; liability for pending and future litigation; the impact of changes in the laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with international operations; our ability to successfully integrate our accounting and project management software; our relationship with our labor unions; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42, Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 54, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	October 31,
	2004	2004
	(unaudited)	(Restated, See Note 2)
ASSETS
Current assets:
Cash and cash equivalents, including $58,000 and $25,000 of short-term money market funds, respectively	$108,007	$69,267
Accounts receivable, including retainage of $43,844 and $41,382, respectively	581,628	575,939
Costs and accrued earnings in excess of billings on contracts in process	398,743	413,391
Less receivable allowances	(38,719)	(37,292)

Net accounts receivable	941,652	952,038
Deferred income taxes	20,614	16,612
Prepaid expenses and other assets	18,863	21,043

Total current assets	1,089,136	1,058,960
Property and equipment at cost, net	142,907	143,212
Goodwill	1,004,680	1,004,680
Purchased intangible assets, net	7,749	8,244
Other assets	52,010	53,654

	$2,296,482	$2,268,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$70,871	$60,282
Current portion of long-term debt	48,338	41,619
Accounts payable and subcontractors payable, including retainage of $13,302 and $13,414, respectively	138,250	177,322
Accrued salaries and wages	171,004	153,175
Accrued expenses and other	58,901	60,517
Billings in excess of costs and accrued earnings on contracts in process	84,393	79,474

Total current liabilities	571,757	572,389
Long-term debt	508,584	502,118
Deferred income taxes	36,305	31,477
Other long-term liabilities	97,715	95,542

Total liabilities	1,214,361	1,201,526

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common shares, par value $.01; authorized 100,000 shares; 43,838 and 43,593 shares issued, respectively; and 43,786 and 43,542 shares outstanding, respectively	438	435
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	734,843	727,134
Accumulated other comprehensive income	6,418	395
Retained earnings	340,709	339,547

Total stockholders’ equity	1,082,121	1,067,224

	$2,296,482	$2,268,750

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME -
UNAUDITED
(In thousands, except per share data)

	Two Months Ended
	December 31,
	2004	2003
Revenues	$566,997	$489,665
Direct operating expenses	369,527	314,485

Gross profit	197,470	175,180
Indirect, general and administrative expenses	188,626	153,702

Operating income	8,844	21,478
Interest expense, net	6,561	12,400

Income before income taxes	2,283	9,078
Income tax expense	1,120	3,630

Net income	1,163	5,448
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax	4,141	—
Foreign currency translation adjustments	1,882	(48)

Comprehensive income	$7,186	$5,400

Net income per common share:
Basic	$0.03	$0.16

Diluted	$0.03	$0.16

Weighted-average shares outstanding:
Basic	43,643	33,682

Diluted	45,313	34,782

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
(In thousands)

	Two Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,163	$5,448

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,909	7,200
Amortization of financing fees	978	1,343
Provision for doubtful accounts	2,673	1,082
Deferred income taxes	827	674
Stock compensation	1,058	398
Tax benefit of stock compensation	1,465	200
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	7,713	(29,312)
Prepaid expenses and other assets	2,180	(1,753)
Accounts payable, accrued salaries and wages and accrued expenses	(22,860)	(28,659)
Billings in excess of costs and accrued earnings on contracts in process	4,919	5,411
Other long-term liabilities	2,174	(250)
Other, net	5,800	(1,317)

Total adjustments and changes	13,836	(44,983)

Net cash provided (used) by operating activities	14,999	(39,535)

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases	(1,597)	(2,830)

Net cash used by investing activities	(1,597)	(2,830)

Cash flows from financing activities:
Long-term debt principal payments	(990)	(275)
Long-term debt borrowings	21	20
Net borrowings under the line of credit	12,750	20,038
Net change in book overdraft	10,589	24,007
Capital lease obligation payments	(3,724)	(2,214)
Short-term note borrowings	1,583	—
Short-term note payments	(79)	(6)
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	5,188	871
Payments for financing fees	—	(1,607)

Net cash provided by financing activities	25,338	40,834

Net increase (decrease) in cash and cash equivalents	38,740	(1,531)
Cash and cash equivalents at beginning of period	69,267	36,275

Cash and cash equivalents at end of period	$108,007	$34,744

Supplemental information:
Interest paid	$4,982	$17,268

Taxes paid	$10,217	$251

Equipment acquired through capital lease obligations	$3,541	$148

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1. BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

     The terms “we,” “us,” and “our” used in this transition report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland securities, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 27,600 employees providing services to federal, state, and local government agencies, as well as to private industry clients in the United States and internationally.

     Fiscal Year Change — On November 30, 2004, our Board of Directors approved a change in our future fiscal year end, from October 31 to the Friday closest to December 31 in order to simplify our internal reporting processes and also make it easier for investors to evaluate our results. As such, the period from November 1, 2004 to December 31, 2004 was treated as a transition period. Effective January 1, 2005, we began reporting our financial results on a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. Our fiscal year 2005 began on January 1, 2005 and will end on December 30, 2005.

     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the accounts of our wholly-owned subsidiaries. We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in nonconsolidated joint ventures are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004. The results of operations for the two months ended December 31, 2004 are not indicative of the operating results for the full year or for future years.

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

URS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Cash and Cash Equivalents/ Book Overdraft

     At December 31, 2004, we had a book overdraft for some of our disbursement accounts. This overdraft represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.

Income Taxes

     We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

     Our effective income tax rates for the two months ended December 31, 2004 and 2003 were 49% and 40%, respectively. The higher effective income tax rate for the two months ended December 31, 2004 was a result of higher non-deductible expenses and operating losses for the current two-month period in foreign subsidiaries that operate in jurisdictions with income tax rates lower than the U.S. federal statutory rate.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

     A reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Two Months Ended
	December 31,
	2004	2003
	(In thousands, except per
	share data)
Numerator — Basic
Net income	$1,163	$5,448

Denominator — Basic
Weighted-average common stock shares outstanding	43,643	33,682

Basic income per share	$.03	$.16

Numerator — Diluted
Net income	$1,163	$5,448

Denominator — Diluted
Weighted-average common stock shares outstanding	43,643	33,682
Effect of dilutive securities
Stock options	1,670	1,100

	45,313	34,782

Diluted income per share	$.03	$.16

     Our 6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”) are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. However, the effect of the assumed conversion of the 6 1/2% debentures was not included in our computation of diluted income per share because it would be anti-dilutive.

     We did not include 27 thousand and 1.1 million of potential shares associated with outstanding stock options in our computation of diluted income per share for the two months ended December 31, 2004 and 2003, respectively, because the exercise prices of the options were greater than the average per share market value of our common stock.

Stock-Based Compensation

     We continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related accounting interpretations for our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Plans”). All of our options are awarded with an exercise price that is equal to the market price of our common stock on the date of the grant and accordingly, no compensation cost has been recognized in connection with options granted under the Plans. We use the Black-Scholes option pricing model to calculate the estimated stock option compensation expense based on the fair value of stock options granted. The following assumptions were used to calculate the estimated stock option compensation expense using the fair value method of accounting:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Two Months Ended
	December 31,
	2004	2003
Risk-free interest rates	4.2%-4.38%	4.18%
Expected life	6.89 years	6.38 years
Volatility	45.47%	47.29%
Expected dividends	None	None

     If the compensation cost for awards under the Plans had been determined in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” as amended, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Two Months Ended
	December 31,
	2004	2003
	(In thousands, except per share
	data)
Numerator — Basic
Net income:
As reported	$1,163	$5,448
Add: Total stock-based compensation expense as reported	540	239
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,888	1,825

Pro forma net income (loss)	$(185)	$3,862

Denominator — Basic
Weighted-average common stock shares outstanding	43,643	33,682

Basic income per share:
As reported	$.03	$.16
Pro forma	$.00	$.11
Numerator — Diluted
Net income:
As reported	$1,163	$5,448
Add: Total stock-based compensation expense as reported	540	239
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,888	1,825

Pro forma net income (loss)	$(185)	$3,862

Denominator — Diluted
Weighted-average common stock shares outstanding	45,313	34,782

Diluted income per share:
As reported	$.03	$.16
Pro forma	$.00	$.11

Adopted and Recently Issued Statements of Financial Accounting Standards

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004 and May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1 (“FSP 106-1”) and 106-2 (“FSP 106-2”), respectively, both entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 supersedes FSP 106-1. FSP 106-2 provides guidance on accounting for the effects of the Medicare Act and requires specific disclosures. Based on an analysis of the Medicare Act, FSP 106-2, and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees is not actuarially

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

equivalent to Medicare Part D and therefore, the effects of the Medicare Act would not have a significant impact on our consolidated financial statements.

     If it is later determined that the drug benefit is actuarially equivalent based on new information available to us, a re-measurement of plan assets and obligations will be performed on the date that actuarial equivalence is determined and the effect of the subsidy will be treated as an actuarial gain. Currently, our measures of the accumulated post-retirement benefit obligation and net periodic pension costs of our post-retirement plans do not reflect any amount associated with the subsidy.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“Revised SFAS 123”). Revised SFAS 123 replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Revised SFAS 123 requires that the costs resulting from all stock-based compensation transactions be recognized in the financial statements. Revised SFAS 123 applies to all stock-based compensation awards granted, modified or settled in interim or fiscal periods after the required effective date, and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. Revised SFAS 123 also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits from the exercises of stock-based compensation awards be reported as a financing cash inflow rather than as a reduction of taxes paid.

     Adoption of Revised SFAS 123 will require us to record an expense for our equity-related compensation plans using a fair value method. We are currently evaluating which transition method we will use upon adoption of Revised SFAS 123 and the potential impacts adoption could have on our compensation plans. Revised SFAS 123 will have a significant impact on our financial statements as we historically have recorded our compensation cost in accordance with APB 25, which does not require the recording of an expense for our equity-related compensation plans if options were granted at a price equal to the fair market value of the stocks on the grant date.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying FASB Statement No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (“the Act”). In addition, FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the Act’s repatriation provision. The deduction for qualified production activities under the Act became effective January 1, 2005, and therefore was not available to us during our transition period; however, we are currently evaluating the impact of the provisions of the FASB guidance related to qualified production activities on our effective tax rate for future periods. The FASB has also provided guidance for the appropriate point at which a Company should reflect in its financial statements the effects of a one-time tax benefit on the repatriation of foreign earnings. Based on current facts and circumstances, we have concluded that we currently do not qualify for this one-time tax benefit.

NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     During the preparation of our transition Form 10-Q for the two month period ended December 31, 2004, we determined that, while some of our book overdrafts had historically been reported as current liabilities, others were offset against cash and cash equivalent balances and should instead have been reported as current liabilities. Consequently, we have restated our consolidated balance sheets as of October 31, 2004 and 2003 to report the gross amounts of cash and cash equivalents and to change the classification of book overdraft balances from accrued expenses to book overdrafts. We have also made corresponding adjustments to our consolidated statements of cash flows for the years ended October 31, 2004, 2003 and 2002, to reflect the book overdrafts as financing activities rather than operating activities. The restatement was based on the guidance in Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” (“FIN 39”), which permits offsetting of assets and liabilities only if the debtor has a valid, legal right of offset as defined by FIN 39. The restatement does not affect our previously reported stockholders’ equity as of any date, nor any of our previously issued consolidated statements of operations and comprehensive income.

The effect of the restatements on the balance sheets at October 31, 2004 and 2003 is as follows:

	As of October 31, 2004
	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,299	$36,968	$69,267
All other current assets	989,693	—	989,693

Total current assets	1,021,992	36,968	1,058,960
All other assets	1,209,790	—	1,209,790

	$2,231,782	$36,968	$2,268,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$60,282	$60,282
Accrued expenses and other	83,831	(23,314)	60,517
All other current liabilities	451,590	—	451,590

Total current liabilities	535,421	36,968	572,389
Long-term liabilities	629,137	—	629,137

Total liabilities	1,164,558	36,968	1,201,526
Stockholders’ equity	1,067,224	—	1,067,224

	$2,231,782	$36,968	$2,268,750

54

	As of October 31, 2003
	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,508	$20,767	$36,275
All other current assets	924,157	—	924,157

Total current assets	939,665	20,767	960,432
All other assets	1,227,947	—	1,227,947

	$2,167,612	$20,767	$2,188,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$30,271	$30,271
Accrued expenses and other	79,854	(9,504)	70,350
All other current liabilities	404,627	—	404,627

Total current liabilities	484,481	20,767	505,248
Long-term liabilities	918,058	—	918,058

Total liabilities	1,402,539	20,767	1,423,306
Stockholders’ equity	765,073	—	765,073

	$2,167,612	$20,767	$2,188,379

55

     The effect of the restatements on the statements of cash flows for the years ended October 31, 2004, 2003 and 2002 is as follows:

	Year Ended October 31, 2004
	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$61,704	$—	$61,704
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	36,732	(13,810)	22,922
All other adjustments to reconcile net income to net cash provided by operating activities	10,894	—	10,894

Total adjustments and changes	47,626	(13,810)	33,816
Net cash provided by operating activities	109,330	(13,810)	95,520

Cash flows from investing activities:	(19,016)	—	(19,016)
Cash flows from financing activities:
Net change in book overdraft	—	30,011	30,011
All other cash flows from financing activities	(73,523)	—	(73,523)

Net cash used by financing activities	(73,523)	30,011	(43,512)

Net increase in cash and cash equivalents	16,791	16,201	32,992
Cash and cash equivalents at beginning of year	15,508	20,767	36,275

Cash and cash equivalents at end of year	$32,299	$36,968	$69,267

56

	Year Ended October 31, 2003
	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$58,104	$—	$58,104
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(12,126)	10,939	(1,187)
All other adjustments to reconcile net income to net cash provided by operating activities	120,165	—	120,165

Total adjustments and changes	108,039	10,939	118,978
Net cash provided by operating activities	166,143	10,939	177,082

Cash flows from investing activities:	(18,246)	—	(18,246)
Cash flows from financing activities:
Net change in book overdraft	—	(12,985)	(12,985)
All other cash flows from financing activities	(142,361)	—	(142,361)

Net cash used by financing activities	(142,361)	(12,985)	(155,346)

Net increase (decrease) in cash and cash equivalents	5,536	(2,046)	3,490
Cash and cash equivalents at beginning of year	9,972	22,813	32,785

Cash and cash equivalents at end of year	$15,508	$20,767	$36,275

57

	Year Ended October 31, 2002
	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$55,171	$—	$55,171
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(5,851)	(20,442)	(26,293)
All other adjustments to reconcile net income to net cash provided by operating activities	39,187	—	39,187

Total adjustments and changes	33,336	(20,442)	12,894
Net cash provided by operating activities	88,507	(20,442)	68,065

Cash flows from investing activities:	(388,093)	—	(388,093)
Cash flows from financing activities:
Net change in book overdraft	—	21,197	21,197
All other cash flows from financing activities	286,160	—	286,160

Net cash used by financing activities	286,160	21,197	307,357

Net increase (decrease) in cash and cash equivalents	(13,426)	755	(12,671)
Cash and cash equivalents at beginning of year	23,398	22,058	45,456

Cash and cash equivalents at end of year	$9,972	$22,813	$32,785

     The effect of the restatements on the summarized financial information of our reportable segments at October 31, 2004 and 2003 is as follows:

	As of October 31, 2004
	As Reported	Adjustments	As Restated
		(In thousands)
Total assets:
URS Division	$906,506	$34,487	$940,993
EG&G Division	237,913	—	237,913

	1,144,419	34,487	1,178,906
Corporate	1,692,632	2,481	1,695,113
Eliminations	(605,269)	—	(605,269)

Total assets	$2,231,782	$36,968	$2,268,750

58

	As of October 31, 2003
	As Reported	Adjustments	As Restated
	(In thousands)
Total assets:
URS Division	$887,036	$20,767	$907,803
EG&G Division	202,700	—	202,700

	1,089,736	20,767	1,110,503
Corporate	1,667,239	—	1,667,239
Eliminations	(589,363)	—	(589,363)

Total assets	$2,167,612	$20,767	$2,188,379

     The effect of the restatements on the supplemental guarantor information at October 31, 2004 and 2003 is as follows:

	As of October 31, 2004
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,310	$2,481	$25,791
All other current assets	25,957	—	25,957

Total current assets	49,267	2,481	51,748
All other assets	1,643,365	—	1,643,365

	$1,692,632	$2,481	$1,695,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$2,481	$2,481
Accrued expenses and other	17,903	—	17,903
All other current liabilities	38,881	—	38,881

Total current liabilities.	56,784	2,481	59,265
Long-term liabilities	568,624	—	568,624

Total liabilities	625,408	2,481	627,889
Stockholders’ equity	1,067,224	—	1,067,224

	$1,692,632	$2,481	$1,695,113

59

	As of October 31, 2004
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,556	$24,755	$32,311
All other current assets	833,447	—	833,447

Total current assets	841,003	24,755	865,758
All other assets	142,944	—	142,944

	$983,947	$24,755	$1,008,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$48,069	$48,069
Accrued expenses and other	60,951	(23,314)	37,637
All other current liabilities	362,292	—	362,292

Total current liabilities.	423,243	24,755	447,998
Long-term liabilities	59,690	—	59,690

Total liabilities	482,933	24,755	507,688
Stockholders’ equity	501,014	—	501,014

	$983,947	$24,755	$1,008,702

	As of October 31, 2004
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,433	$9,732	$11,165
All other current assets	130,289	—	130,289

Total current assets	131,722	9,732	141,454
All other assets	28,750	—	28,750

	$160,472	$9,732	$170,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$9,732	$9,732
Accrued expenses and other	4,977	—	4,977
All other current liabilities	50,417	—	50,417

Total current liabilities.	55,394	9,732	65,126
Long-term liabilities	823	—	823

Total liabilities	56,217	9,732	65,949
Stockholders’ equity	104,255	—	104,255

	$160,472	$9,732	$170,204

60

	As of October 31, 2003
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,099	$—	$9,099
All other current assets	21,953	—	21,953

Total current assets	31,052	—	31,052
All other assets	1,636,187	—	1,636,187

	$1,667,239	$—	$1,667,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$—	$—
Accrued expenses and other	34,286	—	34,286
All other current liabilities	11,698	—	11,698

Total current liabilities.	45,984	—	45,984
Long-term liabilities	856,182	—	856,182

Total liabilities	902,166	—	902,166
Stockholders’ equity	765,073	—	765,073

	$1,667,239	$—	$1,667,239

	As of October 31, 2003
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,316	$12,791	$15,107
All other current assets	798,783	—	798,783

Total current assets	801,099	12,791	813,890
All other assets	153,307	—	153,307

	$954,406	$12,791	$967,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$22,295	$22,295
Accrued expenses and other	39,206	(9,504)	29,702
All other current liabilities	355,987	—	355,987

Total current liabilities.	395,193	12,791	407,984
Long-term liabilities	61,320	—	61,320

Total liabilities	456,513	12,791	469,304
Stockholders’ equity	497,893	—	497,893

	$954,406	$12,791	$967,197

61

	As of October 31, 2003
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,093	$7,976	$12,069
All other current assets	103,421	—	103,421

Total current assets	107,514	7,976	115,490
All other assets	27,816	—	27,816

	$135,330	$7,976	$143,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$7,976	$7,976
Accrued expenses and other	6,362	—	6,362
All other current liabilities	36,942	—	36,942

Total current liabilities.	43,304	7,976	51,280
Long-term liabilities	556	—	556

Total liabilities	43,860	7,976	51,836
Stockholders’ equity	91,470	—	91,470

	$135,330	$7,976	$143,306

62

	Year Ended October 31, 2004
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$61,704	$—	$61,704
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	114,115	—	114,115
All other adjustments to reconcile net income to net cash provided by operating activities	(103,072)	—	(103,072)

Total adjustments and changes	11,043	—	11,043
Net cash provided by operating activities	72,747	—	72,747

Cash flows from investing activities:	(1,333)	—	(1,333)

Cash flows from financing activities:
Net change in book overdraft	—	2,481	2,481
All other cash flows from financing activities	(57,203)	—	(57,203)

Net cash used by financing activities	(57,203)	2,481	(54,722)

Net increase in cash and cash equivalents	14,211	2,481	16,692
Cash and cash equivalents at beginning of year	9,099	—	9,099

Cash and cash equivalents at end of year	$23,310	$2,481	$25,791

63

	Year Ended October 31, 2004
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$130,243	$—	$130,243
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(91,866)	(13,810)	(105,676)
All other adjustments to reconcile net income to net cash provided by operating activities	(2,901)	—	(2,901)

Total adjustments and changes	(94,767)	(13,810)	(108,577)
Net cash provided (used) by operating activities	35,476	(13,810)	21,666

Cash flows from investing activities:	(14,124)	—	(14,124)

Cash flows from financing activities:
Net change in book overdraft	—	25,774	25,774
All other cash flows from financing activities	(16,112)	—	(16,112)

Net cash provided (used) by financing activities	(16,112)	25,774	9,662

Net increase in cash and cash equivalents	5,240	11,964	17,204
Cash and cash equivalents at beginning of year	2,316	12,791	15,107

Cash and cash equivalents at end of year	$7,556	$24,755	$32,311

64

	Year Ended October 31, 2004
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$3,832	$—	$3,832
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	12,863	—	12,863
All other adjustments to reconcile net income to net cash provided by operating activities	(15,588)	—	(15,588)

Total adjustments and changes	(2,725)	—	(2,725)
Net cash provided by operating activities	1,107	—	1,107

Cash flows from investing activities:	(3,559)	—	(3,559)

Cash flows from financing activities:
Net change in book overdraft	—	1,756	1,756
All other cash flows from financing activities	(208)	—	(208)

Net cash provided (used) by financing activities	(208)	1,756	1,548

Net increase (decrease) in cash and cash equivalents	(2,660)	1,756	(904)
Cash and cash equivalents at beginning of year	4,093	7,976	12,069

Cash and cash equivalents at end of year	$1,433	$9,732	$11,165

65

	Year Ended October 31, 2003
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$58,104	$—	$58,104
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	194,605	—	194,605
All other adjustments to reconcile net income to net cash provided by operating activities	(113,168)	—	(113,168)

Total adjustments and changes	81,437	—	81,437
Net cash provided by operating activities	139,541	—	139,541

Cash flows from investing activities:	291	—	291

Cash flows from financing activities:
Net change in book overdraft	—	(4,176)	(4,176)
All other cash flows from financing activities	(126,733)	—	(126,733)

Net cash used by financing activities	(126,733)	(4,176)	(130,909)

Net increase (decrease) in cash and cash equivalents	13,099	(4,176)	8,923
Cash and cash equivalents at beginning of year	(4,000)	4,176	176

Cash and cash equivalents at end of year	$9,099	$—	$9,099

66

	Year Ended October 31, 2003
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$120,935	$—	$120,935
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(203,009)	10,939	(192,070)
All other adjustments to reconcile net income to net cash provided by operating activities	105,863	—	105,863

Total adjustments and changes	(97,146)	10,939	(86,207)
Net cash provided by operating activities	23,789	10,939	34,728

Cash flows from investing activities:	(14,385)	—	(14,385)

Cash flows from financing activities:
Net change in book overdraft	—	(8,361)	(8,361)
All other cash flows from financing activities	(15,310)	—	(15,310)

Net cash used by financing activities	(15,310)	(8,361)	(23,671)

Net increase (decrease) in cash and cash equivalents	(5,906)	2,578	(3,328)
Cash and cash equivalents at beginning of year	8,222	10,213	18,435

Cash and cash equivalents at end of year	$2,316	$12,791	$15,107

67

	Year Ended October 31, 2003
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$5,207	$—	$5,207
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	689		689
All other adjustments to reconcile net income to net cash provided by operating activities	(3,083)	—	(3,083)

Total adjustments and changes	(2,394)		(2,394)
Net cash provided by operating activities	2,813	—	2,813

Cash flows from investing activities:	(4,152)	—	(4,152)

Cash flows from financing activities:
Net change in book overdraft	—	(448)	(448)
All other cash flows from financing activities	(318)	—	(318)

Net cash used by financing activities	(318)	(448)	(766)

Net decrease in cash and cash equivalents	(1,657)	(448)	(2,105)
Cash and cash equivalents at beginning of year	5,750	8,424	14,174

Cash and cash equivalents at end of year	$4,093	$7,976	$12,069

68

	Year Ended October 31, 2002
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$55,171	$—	$55,171
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	21,607	—	21,607
All other adjustments to reconcile net income to net cash provided by operating activities	(44,638)	—	(44,638)

Total adjustments and changes	(23,031)	—	(23,031)
Net cash provided by operating activities	32,140	—	32,140

Cash flows from investing activities:	(341,802)	—	(341,802)

Cash flows from financing activities:
Net change in book overdraft	—	4,176	4,176
All other cash flows from financing activities	303,963	—	303,963

Net cash used by financing activities	303,963	4,176	308,139

Net decrease in cash and cash equivalents	(5,699)	4,176	(1,523)
Cash and cash equivalents at beginning of year	1,699	—	1,699

Cash and cash equivalents at end of year	$(4,000)	$4,176	$176

69

	Year Ended October 31, 2002
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$103,879	$—	$103,879
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(37,301)	(20,442)	(57,743)
All other adjustments to reconcile net income to net cash provided by operating activities	(9,922)	—	(9,922)

Total adjustments and changes	(47,223)	(20,442)	(67,665)
Net cash provided by operating activities	56,656	(20,442)	36,214

Cash flows from investing activities:	(40,788)	—	(40,788)

Cash flows from financing activities:
Net change in book overdraft	—	18,782	18,782
All other cash flows from financing activities	(14,534)	—	(14,534)

Net cash used by financing activities	(14,534)	18,782	4,248

Net increase (decrease) in cash and cash equivalents	1,334	(1,660)	(326)
Cash and cash equivalents at beginning of year	6,888	11,873	18,761

Cash and cash equivalents at end of year	$8,222	$10,213	$18,435

70

	Year Ended October 31, 2002
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$1,653	$—	$1,653
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	6,871	—	6,871
All other adjustments to reconcile net income to net cash provided by operating activities	(8,813)	—	(8,813)

Total adjustments and changes	(1,942)	—	(1,942)
Net cash used by operating activities	(289)	—	(289)

Cash flows from investing activities:	(5,503)	—	(5,503)

Cash flows from financing activities:
Net change in book overdraft	—	(1,761)	(1,761)
All other cash flows from financing activities	(3,269)	—	(3,269)

Net cash used by financing activities	(3,269)	(1,761)	(5,030)

Net decrease in cash and cash equivalents	(9,061)	(1,761)	(10,822)
Cash and cash equivalents at beginning of year	14,811	10,185	24,996

Cash and cash equivalents at end of year	$5,750	$8,424	$14,174

71

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	December 31,	October 31,
	2004	2004
	(In thousands)
Equipment	$153,278	$149,144
Furniture and fixtures	20,855	20,414
Leasehold improvements	32,893	31,486
Construction in progress	4,328	4,802

	211,354	205,846
Accumulated depreciation and amortization	(105,228)	(99,448)

	106,126	106,398

Equipment, furniture and fixtures under capital leases	81,962	80,607
Accumulated amortization	(45,181)	(43,793)

	36,781	36,814

Property and equipment at cost, net	$142,907	$143,212

     As of December 31, 2004 and October 31, 2004, we capitalized internal-use software development costs of $58.9 million and $58.8 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

     Property and equipment is depreciated using the following estimated useful lives:

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	9 months – 20 years

     Depreciation expense related to property and equipment was $6.4 million and $6.7 million for the two months ended December 31, 2004 and 2003, respectively.

     Amortization expense related to purchased intangible assets was $0.5 million for each of the two-month periods ended December 31, 2004 and 2003.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

NOTE 4. EMPLOYEE RETIREMENT PLANS

Executive Plan

     In July 1999, as amended and restated in September 2003, we entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with Martin M. Koffel, our Chief Executive Officer, to provide an annual lifetime retirement benefit. The components of our net periodic pension costs related to the Executive Plan for the two-month periods ended December 31, 2004 and 2003 were as follows:

	Two Months Ended
	December 31,
	2004	2003
	(In thousands)
Service cost	$—	$152
Interest cost	86	72

Net periodic benefit cost	$86	$224

Radian SERP and SCA

     In fiscal year 1999, we acquired and assumed some of the defined benefit pension plans and post-retirement benefit plans of Radian International, L.L.C. (“Radian”). These retirement plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the retirement plans.

     The Radian defined benefit plans include a Supplemental Executive Retirement Plan (“SERP”) and a Salary Continuation Agreement (“SCA”), which are intended to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the SERP and SCA for the two-month periods ended December 31, 2004 and 2003 were as follows:

	Two Months Ended
	December 31,
	2004	2003
	(In thousands)
Interest cost	104	118
Amortization of net loss	9	3

Net periodic benefit cost	$113	$121

     In fiscal year 2002, we acquired and assumed the obligations of the defined benefit pension plan (“EG&G pension plan”) and post-retirement medical plan (“EG&G post-retirement medical plan”) of EG&G Technical Services, Inc. These plans cover some of our hourly and salaried employees of the EG&G Division and a joint venture in which the EG&G Division participates. The components of our net periodic pension and post-retirement benefit costs relating to the EG&G pension plan and the EG&G post-retirement medical plan were as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

EG&G pension plan

	Two Months Ended
	December 31,
	2004	2003
	(In thousands)
Service cost	$1,025	$842
Interest cost	1,434	1,335
Expected return on plan assets	(1,516)	(1,413)
Amortization of:
Prior service cost	(345)	(288)
Net loss	298	17

Net periodic benefit cost	$896	$493

EG&G post-retirement medical plan

	Two Months Ended
	December 31,
	2004	2003
	(In thousands)
Service cost	$44	$42
Interest cost	46	46
Expected return on plan assets	(41)	(48)
Amortization of:
Net loss	15	1

Net periodic benefit cost	$64	$41

NOTE 5. CURRENT AND LONG-TERM DEBT

Senior Secured Credit Facility

     Our Senior Secured Credit Facility (“Credit Facility”) consists of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Borrowings under the Credit Facility bear interest at either a base rate or a Eurodollar rate plus, in each case, an interest rate margin that varies with our financial performance. As of December 31, 2004 and October 31, 2004, we had $353.8 million in principal amounts outstanding, respectively, under the term loan facilities. As of December 31, 2004 and October 31, 2004, the interest rates on both Term Loans were 4.42% and 3.94%, respectively.

     The sixth amendment to our Credit Facility, dated November 29, 2004, permitted us to change our fiscal year to a calendar year basis. The seventh amendment, dated January 27, 2005, reduced the interest rate margins on our Credit Facility by 0.25% and provided for an additional 0.25% reduction if either Standard & Poor’s or Moody’s upgrades us from our current credit ratings, which are BB and Ba2, respectively. The seventh amendment also eliminated restrictions on the amount of cash we are able to use in an acquisition.

     As of December 31, 2004, we were in compliance with all of our Credit Facility covenants.

Revolving Line of Credit

     As a part of our Credit Facility, we maintain a revolving line of credit to fund daily operating cash needs and to support standby letters of credit. During the ordinary course of business, the use of the revolving line of credit is driven by collection and disbursement activities. Our daily cash needs follow a predictable

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

pattern that typically parallels our payroll cycles, which drive, if necessary, our short-term borrowing requirements.

     Our average daily revolving line of credit balances for the two-month periods ended December 31, 2004 and 2003 were $1.6 million and $8.2 million, respectively. The maximum amounts outstanding at any one point in time during the two-month periods ended December 31, 2004 and 2003 were $18.0 million and $33.1 million, respectively.

     As of December 31, 2004, we had drawn $18.0 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under our revolving credit facility to $151.7 million. As of October 31, 2004, we had drawn $5.3 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $56.1 million, reducing the amount available to us under our revolving credit facility to $163.6 million. The effective average interest rates paid on the revolving line of credit during the two months ended December 31, 2004 and 2003 were approximately 5.9% and 5.5%, respectively.

Other Indebtedness

     11 1/2% Senior Notes. As of December 31, 2004 and October 31, 2004, we had outstanding amounts of $130 million in 11 1/2% notes due 2009. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are effectively subordinate to our Credit Facility, capital leases, notes payable and senior to our subordinated indebtedness, including our 12 1/4% notes, and our 6 1/2% debentures described below.

     12 1/4% Senior Subordinated Notes. As of December 31, 2004 and October 31, 2004, we had outstanding amounts of $10 million in 12 1/4% notes due and payable on February 14, 2005. Interest is payable semi-annually in arrears on May 1 and November 1 of each year. These notes are effectively subordinate to our Credit Facility, our 11 1/2% notes, capital leases and notes payable.

     6 1/2% Convertible Subordinated Debentures. As of December 31, 2004 and October 31, 2004, we owed $1.8 million due 2012. Our 6 1/2% debentures are subordinate to our Credit Facility, our 11 1/2% notes, capital leases and notes payable.

     Notes payable, foreign credit lines and other indebtedness. As of December 31, 2004 and October 31, 2004, we had outstanding amounts of $13.4 million and $8.8 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used as our financing vehicle to purchase office equipment, computer equipment and furniture. These notes have three-year to five-year original terms with interest rates ranging from approximately 4% to 11%. The weighted average interest rate was approximately 5.8% and 6.2%, respectively, at December 31, 2004 and October 31, 2004.

     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries. As of December 31, 2004, we had drawn $1.6 million under these foreign lines of credit, reducing the amount available to $1.6 million. As of October 31, 2004, we had not drawn on our foreign lines of credit and had $3.0 million available under these foreign lines of credit.

Fair Value of Financial Instruments

     The fair values of the 11 1/2% notes and the 12 1/4% notes will fluctuate depending on market conditions and our performance and at times may differ from their carrying values. As of December 31, 2004 and October 31, 2004, the total fair values of the 11 1/2% notes and the 12 1/4% notes were approximately $161.5 million for each of the two periods.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

NOTE 6. COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations and we are involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. We are including information regarding the following proceeding that were disclosed in Note 9 to our consolidated financial statements included in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004:

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

In addition, the Ministry directed payment of a performance bond issued in its favor under this contract in the amount of approximately $5.6 million. One of the conditions for closing out the contract and LSI’s obligations under the bond is the successful resolution of a pending tax assessment issued by the Saudi Arabian taxing authority assessing LSI approximately $5.1 million in taxes for the years 1999 through 2002. We disagree with the Saudi Arabian taxing authority’s assessment and are providing responses, additional information and documentation. However, Banque Saudi Fransi received the demand for release of the bond and notified LSI that it has released it to the Ministry and that it will seek to recover this amount in a proceeding against LSI. We have informed Banque Saudi Fransi that we believe the Ministry had no basis for seeking payment on the bond. LSI is also pursuing a claim against the Ministry for wrongfully demanding the bond.

We have adequately provided for any enforceable obligations arising relative to these contingencies, based on current facts and circumstances.

•	Lebanon: Prior to our acquisition of Dames and Moore Group, Inc., in 1999, which included wholly-owned subsidiary Radian, Radian entered into a contract to provide environmental remediation to a Lebanese company (“Solidere”) involved in the development and reconstruction of the central district of Beirut. Various disputes have arisen under this contract, including an allegation by Solidere that Radian breached the contract by, among other things, failing to reduce the level of chemical and biological constituents, including methane gas, at the project site to the contract level. The parties sought to resolve their disputes in an arbitration proceeding filed with the ICC.

During July 2004, an ICC arbitration panel ruled against Radian and ordered Radian to prepare a plan to reduce the level of methane gas at the project site to the contract level, to pay approximately $2.4 million in attorney fees and other expenses to Solidere, and authorized Solidere to withhold project payments. At December 31, 2004, Solidere had withheld project

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

payments amounting to $11.4 million. We are complying with the terms of the ICC arbitration panel’s ruling and also continue to be actively engaged in attempting to resolve the various disputes directly with Solidere through alternate resolution strategies that may be more advantageous to both parties.

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

Prior to entering into the Solidere contract, Radian obtained a project-specific, $50 million insurance policy from Alpina Insurance Company (“Alpina”) with a $1 million deductible, which we believe is available to support our claims in excess of the deductible. The Solidere contract contains a $20 million limitation on damages. During October 2004, Alpina notified us of a denial of insurance coverage. Also, during October 2004, we filed a breach of contract and bad faith claim against Alpina in United States District Court for the Northern District of California seeking declaratory relief and monetary damages. In addition, during December 2004, Alpina paid us $375 thousand.

•	Tampa-Hillsborough County Expressway Authority: In 1999, we entered into an agreement with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure in Tampa, Florida. In 2004, during construction, one pier out of over 200 piers subsided substantially, causing damage to a segment of the Expressway. The Authority has halted construction and has indicated it intends to pursue claims against us and potentially other parties associated with the project, claiming defects related to services provided. We are working with the Authority and other parties to develop a remediation plan and the costs associated with the remedy. Sufficient information is not currently available upon which to assess liabilities associated with a remediation plan.

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

     Although the outcome of our legal proceedings, audits or investigations cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings, audits or investigations described above, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance polices and, therefore, we do not believe that they are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

     As of December 31, 2004, we had the following guarantee obligations and commitments:

     We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is 14 months. The maximum potential amount of future payments that we could be required to make under this guarantee at December 31, 2004, was $6.5 million.

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

     From time to time, we may provide guarantees related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no material guarantee claims for which losses have been recognized.

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

     The following table presents summarized financial information of our reportable segments. “Eliminations” in the following tables include elimination of inter-segment sales and elimination of investment in subsidiaries.

     Total assets information for October 31, 2004 presented in the following has been restated to gross amounts of cash and cash equivalents as explained in Note 2, “Restatement of Consolidated Financial Statements”.

	December 31, 2004
		Property
	Net	and
	Accounts	Equipment at Cost,
	Receivable	Net	Total Assets
	(In thousands)
URS Division	$728,850	$132,277	$940,273
EG&G Division	212,802	7,254	230,573

	941,652	139,531	1,170,846
Corporate	—	3,376	1,715,036
Eliminations	—	—	(589,400)

Total	$941,652	$142,907	$2,296,482

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	October 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
	(Restated, See Note 2)
URS Division	$739,828	$133,444	$940,992
EG&G Division	212,210	6,299	237,913

	952,038	139,743	1,178,905
Corporate	—	3,469	1,695,114
Eliminations	—	—	(605,269)

Total	$952,038	$143,212	$2,268,750

	Two Months Ended December 31, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$370,285	$5,483	$5,593
EG&G Division	197,004	8,025	1,218
Eliminations	(292)	—	—

	566,997	13,508	6,811
Corporate	—	(4,664)	98

Total	$566,997	$8,844	$6,909

	Two Months Ended December 31, 2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
		(In thousands)
URS Division	$336,054	$17,467	$6,252
EG&G Division	153,709	8,917	907
Eliminations	(98)	—	—

	489,665	26,384	7,159
Corporate	—	(4,906)	41

Total	$489,665	$21,478	$7,200

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Geographic areas

     Our revenues by geographic areas are shown below:

	Two Months Ended
	December 31,
	2004	2003
	(In thousands)
Revenues
United States	$514,325	$446,959
International	53,403	43,498
Eliminations.	(731)	(792)

Total revenues	$566,997	$489,665

Major Customers

     For the two months ended December 31, 2004 and 2003, we had multiple contracts with the following major customer, who contributed more than ten percent of our total consolidated revenues:

	URS Division	EG&G Division	Total
		(In millions)
Two months ended December 31, 2004
The U.S. Army (1)	$17.1	$91.2	$108.3

Two months ended December 31, 2003
The U.S. Army (1)	$13.3	$69.8	$83.1

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.

NOTE 8. RELATED PARTY TRANSACTION

     On January 19, 2005, affiliates of Blum Capital Partners, L.P. (collectively, the “Blum Affiliates”) sold 2,000,000 shares of our common stock in an underwritten secondary offering. The general partner of Blum Capital Partners, L.P. is a member of our Board of Directors. The Blum Affiliates have granted the underwriter an option to purchase up to 300,000 additional shares of our common stock held by the Blum Affiliates to cover over-allotments, if any.

NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION

     Substantially all of our domestic operating subsidiaries have guaranteed our obligations under our Credit Facility, our 12 1/4% notes and our 11 1/2% notes (collectively, the “Notes”). Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.

     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our Notes and our Credit Facility. In addition, although the terms of our Notes and our Credit Facility limit us and our subsidiary guarantors’ ability to place contractual restrictions on the flow of funds to us, legal restrictions, including local regulations, and contractual

     Total assets information for October 31, 2004 presented in the following has been restated to gross amounts of cash and cash equivalents as explained in Note 2, “Restatement of Consolidated Financial Statements”.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

obligations associated with secured loans, such as equipment financings at the subsidiary level may restrict the subsidiary guarantors’ ability to pay dividends, or make loans or other distributions to us.

     The following information sets forth our condensed consolidating balance sheets as of December 31, 2004 and October 31, 2004, and our condensed consolidating statements of operations and comprehensive income and cash flows for the two months ended December 31, 2004 and 2003. Elimination entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Separate complete financial statements of our subsidiaries that guarantee our Credit Facility and our Notes would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of December 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,982	$34,696	$14,329	$—	$108,007
Accounts receivable	—	492,969	88,659	—	581,628
Costs and accrued earnings in excess of billings on contracts in process	—	344,656	54,087	—	398,743
Less receivable allowance	—	(31,933)	(6,786)	—	(38,719)

Net accounts receivable	—	805,692	135,960	—	941,652
Deferred income taxes	20,614	—	—	—	20,614
Prepaid expenses and other assets.	9,525	8,383	955	—	18,863

Total current assets	89,121	848,771	151,244	—	1,089,136
Property and equipment at cost, net	3,376	124,886	14,645	—	142,907
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	7,749	—	—	—	7,749
Investment in subsidiaries	589,400	—	—	(589,400)	—
Other assets	20,710	16,208	15,092	—	52,010

	$1,715,036	$989,865	$180,981	$(589,400)	$2,296,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$59,765	$11,106	$—	$70,871
Current portion of long-term debt.	29,116	17,582	1,640	—	48,338
Accounts payable and subcontractors payable	(3,197)	125,509	15,938	—	138,250
Accrued salaries and wages	4,158	147,431	19,415	—	171,004
Accrued expenses and other	21,656	32,614	4,631	—	58,901
Billings in excess of costs and accrued earnings on contracts in process	—	63,831	20,562	—	84,393

Total current liabilities	51,733	446,732	73,292	—	571,757
Long-term debt	483,933	24,601	50	—	508,584
Deferred income taxes	36,305	—	—	—	36,305
Other long-term liabilities	60,944	36,158	613	—	97,715

Total liabilities	632,915	507,491	73,955	—	1,214,361

Stockholders’ equity:
Total stockholders’ equity	1,082,121	482,374	107,026	(589,400)	1,082,121

	$1,715,036	$989,865	$180,981	$(589,400)	$2,296,482

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of October 31, 2004
			Subsidiary	(Restated, See Note 2)
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors		Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,791	$32,311	$11,165		$—	$69,267
Accounts receivable	—	493,654	82,285		—	575,939
Costs and accrued earnings in excess of billings on contracts in process	—	360,212	53,179		—	413,391
Less receivable allowance	—	(31,162)	(6,130)		—	(37,292)

Net accounts receivable	—	822,704	129,334		—	952,038
Deferred income taxes	16,612	—	—		—	16,612
Prepaid expenses and other assets.	9,345	10,743	955		—	21,043

Total current assets	51,748	865,758	141,454		—	1,058,960
Property and equipment at cost, net	3,469	126,113	13,630		—	143,212
Goodwill	1,004,680	—	—		—	1,004,680
Purchased intangible assets, net	8,244	—	—		—	8,244
Investment in subsidiaries	605,269	—	—		(605,269)	—
Other assets	21,703	16,831	15,120		—	53,654

	$1,695,113	$1,008,702	$170,204		$(605,269)	$2,268,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$2,481	$48,069	$9,732		$—	$60,282
Current portion of long-term debt.	24,361	17,200	58		—	41,619
Accounts payable and subcontractors payable	11,040	150,729	15,553		—	177,322
Accrued salaries and wages	3,480	132,866	16,829		—	153,175
Accrued expenses and other	17,903	37,637	4,977		—	60,517
Billings in excess of costs and accrued earnings on contracts in process	—	61,497	17,977		—	79,474

Total current liabilities	59,265	447,998	65,126		—	572,389
Long-term debt	475,935	26,095	88		—	502,118
Deferred income taxes	31,477	—	—		—	31,477
Other long-term liabilities	61,212	33,595	735		—	95,542

Total liabilities	627,889	507,688	65,949		—	1,201,526

Stockholders’ equity:
Total stockholders’ equity	1,067,224	501,014	104,255		(605,269)	1,067,224

	$1,695,113	$1,008,702	$170,204		$(605,269)	$2,268,750

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Two Months Ended December 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$514,325	$53,403	$(731)	$566,997
Direct operating expenses	—	339,799	30,459	(731)	369,527

Gross profit	—	174,526	22,944	—	197,470
Indirect, general and administrative expenses	4,664	158,400	25,562	—	188,626

Operating income (loss)	(4,664)	16,126	(2,618)	—	8,844
Interest expense, net	6,218	310	33	—	6,561

Income (loss) before income taxes	(10,882)	15,816	(2,651)	—	2,283
Income tax expense (benefit)	(5,338)	7,758	(1,300)	—	1,120

Income (loss) before equity in net earnings of subsidiaries	(5,544)	8,058	(1,351)	—	1,163
Equity in net earnings of subsidiaries	6,707	—	—	(6,707)	—

Net income (loss)	1,163	8,058	(1,351)	(6,707)	1,163
Other comprehensive income:
Minimum pension liability adjustments, net of tax	—	4,141	—	—	4,141
Foreign currency translation adjustments	—	—	1,882	—	1,882

Comprehensive income	$1,163	$12,199	$531	$(6,707)	$7,186

	Two Months Ended December 31, 2003
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$446,959	$43,498	$(792)	$489,665
Direct operating expenses	—	292,239	23,038	(792)	314,485

Gross profit	—	154,720	20,460	—	175,180
Indirect, general and administrative expenses	4,906	128,710	20,086	—	153,702

Operating income (loss)	(4,906)	26,010	374	—	21,478
Interest expense (income), net	12,162	312	(74)	—	12,400

Income (loss) before income taxes	(17,068)	25,698	448	—	9,078
Income tax expense (benefit)	(6,824)	10,276	178	—	3,630

Income (loss) before equity in net earnings of subsidiaries	(10,244)	15,422	270	—	5,448
Equity in net earnings of subsidiaries	15,692	—	—	(15,692)	—

Net income	5,448	15,422	270	(15,692)	5,448
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(48)	—	(48)

Comprehensive income	$5,448	$15,422	$222	$(15,692)	$5,400

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Two Months Ended December 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,163	$8,058	$(1,351)	$(6,707)	$1,163

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	6,132	679	—	6,909
Amortization of financing fees	978	—	—	—	978
Provision for doubtful accounts	—	2,223	450	—	2,673
Deferred income taxes	827	—	—	—	827
Stock compensation	1,058	—	—	—	1,058
Tax benefit of stock compensation	1,465	—	—	—	1,465
Equity in net earnings of subsidiaries	(6,707)	—	—	6,707	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	14,788	(7,075)	—	7,713
Prepaid expenses and other assets	(178)	2,358	—	—	2,180
Accounts payable, accrued salaries and wages and accrued expenses	19,297	(42,880)	5,784	(5,061)	(22,860)
Billings in excess of costs and accrued earnings on contracts in process	—	2,333	2,586	—	4,919
Other long-term liabilities	(268)	2,564	(122)	—	2,174
Other, net	88	622	29	5,061	5,800

Total adjustments and changes	16,658	(11,860)	2,331	6,707	13,836

Net cash provided (used) by operating activities	17,821	(3,802)	980	—	14,999

Cash flows from investing activities:
Capital expenditures	(15)	(859)	(723)	—	(1,597)

Net cash used by investing activities	(15)	(859)	(723)	—	(1,597)

Cash flows from financing activities:
Long-term debt principal payments	—	(990)	—	—	(990)
Long-term debt borrowings	—	21	—	—	21
Net borrowings under the line of credit	12,750	—	—	—	12,750
Net change in book overdraft	(2,481)	11,696	1,374	—	10,589
Capital lease obligation payments	(46)	(3,629)	(49)	—	(3,724)
Short-term note borrowings	—	—	1,583	—	1,583
Short-term note payments	(26)	(53)	—	—	(79)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	5,188	—	—	—	5,188

Net cash provided by financing activities	15,385	7,045	2,908	—	25,338

Net increase in cash and cash equivalents	33,191	2,384	3,165	—	38,740
Cash and cash equivalents at beginning of year.	25,791	32,311	11,165	—	69,267

Cash and cash equivalents at end of year	$58,982	$34,695	$14,330	$—	$108,007

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Two Months Ended December 31, 2003
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,448	$15,422	$270	$(15,692)	$5,448

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	6,481	678	—	7,200
Amortization of financing fees	1,343	—	—	—	1,343
Provision for doubtful accounts	—	754	328	—	1,082
Deferred income taxes	674	—	—	—	674
Stock compensation	398	—	—	—	398
Tax benefit of stock compensation	200	—	—	—	200
Equity in net earnings of subsidiaries	(15,692)	—	—	15,692	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(30,177)	865	—	(29,312)
Prepaid expenses and other assets	(307)	1,614	(3,060)	—	(1,753)
Accounts payable, accrued salaries and wages and accrued expenses	(24,723)	(7,365)	3,381	48	(28,659)
Billings in excess of costs and accrued earnings on contracts in process	—	3,864	1,547	—	5,411
Other long-term liabilities	(246)	(158)	154	—	(250)
Other, net	308	(1,549)	(28)	(48)	(1,317)

Total adjustments and changes	(38,004)	(26,536)	3,865	15,692	(44,983)

Net cash used by operating activities	(32,556)	(11,114)	4,135	—	(39,535)

Cash flows from investing activities:
Capital expenditures	(886)	(1,759)	(185)	—	(2,830)

Net cash used by investing activities	(886)	(1,759)	(185)	—	(2,830)

Cash flows from financing activities:
Long-term debt principal payments	—	(275)	—	—	(275)
Long-term debt borrowings	—	20	—	—	20
Net payments under the line of credit	20,038	—	—	—	20,038
Net change in book overdraft	5,562	17,090	1,355	—	24,007
Capital lease obligation payments	(9)	(2,137)	(68)	—	(2,214)
Short-term note borrowings	—	—	—	—	—
Short-term note payments	—	(6)	—	—	(6)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	871	—	—	—	871
Payment for financing fees	(1,607)	—	—	—	(1,607)

Net cash provided by financing activities	24,855	14,692	1,287	—	40,834

Net increase (decrease) in cash and cash equivalents	(8,587)	1,819	5,237	—	(1,531)
Cash and cash equivalents at beginning of year	9,099	15,107	12,069	—	36,275

Cash and cash equivalents at end of year	$512	$16,926	$17,306	$—	$34,744

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section, “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 54 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” the footnotes to this report for the two months ended December 31, 2004; the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004, which was previously filed with the Securities and Exchange Commission. See Note 2 to Consolidated Financial Statements, Restatement of Consolidated Financial Statements, in Item 1, of this transition report on Form 10-Q.

Fiscal Year Change

     On November 30, 2004, our Board of Directors approved a change in our fiscal year-end from October 31 to the Friday closest to December 31 in order to simplify our internal reporting processes and also make it easier for investors to evaluate our results. As such, the period from November 1, 2004 to December 31, 2004 was treated as a transition period. Effective January 1, 2005, we began reporting our financial results on a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. Our fiscal year 2005 began on January 1, 2005 and will end on December 30, 2005.

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

     Our costs are driven primarily by the compensation we pay to our employees, including fringe benefits, the cost of hiring subcontractors and other project-related expenses, and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

Two months ended December 31, 2004 Revenues

     Consolidated revenues for the two months ended December 31, 2004 increased 15.8% over the consolidated revenues for the two months ended December 31, 2003. Approximately half of the increase in revenues was due to more working days in the two months ended December 31, 2004 compared to the same period last year. The remaining increase in revenues was due to various factors discussed below in each of our client markets.

     Revenues from our federal government clients for the two months ended December 31, 2004 increased approximately 22% compared with the same period last year. The additional working days in the two-month period ended December 31, 2004 contributed approximately nine of the 22% increase in revenues from our federal government clients. The remainder of the increase reflects the continued growth in the services we provided to the Department of Defense, or DOD, and the Department of Homeland Security, or DHS, as a result of additional military spending on engineering and technical services and operations and maintenance activities. The heightened military operations in the Middle East also contributed to an increase in our work to repair, maintain and upgrade military equipment. This work was primarily performed in the United States, under existing outsourcing contracts. In addition, we continued to see increases in our work to design and upgrade military defense systems. Our services to the DHS grew, with an increased volume of work under contracts with the U.S. Customs Service and the Federal Emergency Management Agency. We also continued to benefit from increased task orders issued under Indefinite Delivery Contracts, or IDCs, with the federal government for facilities and environmental projects.

     Revenues from our state and local government clients for the two months ended December 31, 2004 increased by approximately 12% compared with the same period last year. Approximately three-fourths of the increase was attributable to the additional working days in the two months ended December 31, 2004. The remainder of the increase reflects growth in the work volume provided to our state and local government clients. This market continued to be affected by the budget deficits that state and local governments have faced over the past two years. Although we have begun to see selected pockets of growth emerge in some parts of the country, particularly in the Southeast, the West and the Midwest remained weak, with spending on capital projects significantly below historic levels. In addition, the delays surrounding the passage of a replacement bill for the Transportation Equity Act for the 21st Century (“TEA-21”), which provides federal matching funds for state and local transportation projects, continued to negatively impact our revenues in this market. Our ability to shift resources to airport and educational facility projects helped us mitigate the downturn in other portions of the state and local government market.

     Revenues from our domestic private industry clients for the two months ended December 31, 2004 increased approximately 5% compared with the same period last year, primarily as a result of the additional working days in the two months ended December 31, 2004. Market conditions continued to be challenging for many of our multinational clients, and capital spending was constrained. Some portions of the private industry market, including power and oil and gas, showed continued signs of recovery. However, other portions of the private industry market, such as manufacturing and the chemical and pharmaceutical industries, remained weak. The decline in revenues from our domestic private industry clients reflected that continuing weakness. This decline was partially offset by revenues generated through our Master Service Agreements contracts, or MSAs, with multinational companies.

     Revenues from our international clients for the two months ended December 31, 2004 increased approximately 23% compared with the same period last year. Approximately two-thirds of the increase was attributable to the additional working days in the two months ended December 31, 2004 and approximately one-fourth of the increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our businesses, primarily surface and air transportation projects in Australia and New Zealand, and facilities and environmental projects in Europe.

Cash Flows, Debt and Equity

     We generated $15.0 million in net cash provided by operating activities for the two months ended December 31, 2004. Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) was approximately 34% both at October 31, 2004 and December 31, 2004. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.)

Fiscal Year 2005 Trends

     We expect revenue growth from our federal government clients to remain strong in fiscal year 2005, based on anticipated spending by the DOD and the DHS. Operations in the Middle East are expected to generate increased work related to the development of weapons systems, the training of military pilots, and the maintenance, upgrade and repair of military vehicles. Revenues from the homeland security market are also expected to increase, particularly from preparedness training exercises and the design of security improvements for federal buildings and key components of this country’s infrastructure.

     We expect the state budget situation to continue to improve moderately during fiscal year 2005 as the economy improved and as sales and income tax increased. However, state budgets for fiscal year 2006 will not be approved until June for most states and a successor bill to TEA-21 is not expected to be passed until the Spring of 2005. As a result, we believe that growth in this market will not occur until the second half of fiscal year 2005. Some revenue growth may be achieved through transportation projects funded by bond and tax measures passed in November 2004. In addition, funding from the Vision-100 program (the successor bill to AIR-21), which provides funding for airport and air transportation projects, and from airport user fees are expected to lead to an increase in airport revenues.

     Revenues from the private industry market are expected to increase slightly during the 2005 fiscal year. Most of our private sector multinational clients are not expected to significantly increase their domestic capital spending for environmental and engineering projects in 2005. In spite of continuing weakness in the private industry market, we expect revenue growth opportunities from our work under MSAs. In addition, in response to stricter emissions control regulations associated with the Clear Skies Act, we expect to see increased activity in the design and implementation of air pollution control systems on coal-fired power plants.

     Excluding the effect of foreign currency fluctuations, we expect continued revenue growth in our international business due to growth in surface transportation, facilities and environmental projects in our Asia Pacific and European operations during fiscal year 2005.

RESULTS OF OPERATIONS

Consolidated

	Two Months Ended December 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$567.0	$489.7	$77.3	15.8%
Direct operating expenses	369.5	314.5	55.0	17.5%

Gross profit	197.5	175.2	22.3	12.7%

Indirect, general and administrative expenses	188.6	153.7	34.9	22.7%

Operating income	8.9	21.5	(12.6)	(58.6%)
Interest expense, net	6.6	12.4	(5.8)	(46.8%)

Income before taxes	2.3	9.1	(6.8)	(74.7%)
Income tax expense	1.1	3.6	(2.5)	(69.4%)

Net income	$1.2	$5.5	$(4.3)	(78.2%)

Diluted net income per common share	$.03	$.16	$(0.13)	(81.3%)

Two months ended December 31, 2004 compared with December 31, 2003

     Our consolidated revenues for the two months ended December 31, 2004 increased by 15.8% compared with the same period last year. The two months ended December 31, 2004 included more working days than the two months ended December 31, 2003. Approximately half of the revenue increase resulted from revenues generated during the additional days in which services were provided to clients. The remaining increase was due to an increase in the volume of work performed during the two months ended December 31, 2004, compared with the same period last year. The following table presents our consolidated revenues by client type for the two months ended December 31, 2004 and 2003.

	Two Months Ended December 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
	(In millions, except percentages)
Revenues
Federal government clients	$275	$225	$50	22%
State and local government clients	105	94	11	12%
Domestic private industry clients	134	128	6	5%
International clients	53	43	10	23%

Total Revenues	$567	$490	$77	16%

          Revenues from our federal government clients for the two months ended December 31, 2004 increased by 22% compared with the same period last year. The increased number of working days in the two-month period ended December 31, 2004 contributed approximately nine of the 22% increase in revenues from our federal government clients. The remainder of the increase reflects the continued growth in defense-related work, as we continued to benefit from additional military spending on engineering and technical services and operations and maintenance activities. As a result of increased military activity, our work volume increased under existing outsourcing contracts to provide engineering and technical services to refurbish and upgrade military equipment and systems. We also continued to benefit from increased task orders issued under IDCs for the federal government for facilities and environmental projects.

          The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the two months ended December 31, 2004 can be found beginning on page 47.

          Our consolidated direct operating expenses for the two months ended December 31, 2004, which consist of direct labor, subcontractor costs and other direct expenses, increased by 17.5% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses. Volume increases in work on existing contracts with lower profit margins caused direct operating expenses to increase at a faster rate than revenues.

          Our consolidated gross profit for the two months ended December 31, 2004 increased by 12.7% compared with the same period last year, primarily due to the increase of our revenue volume described previously. Our gross margin percentage, however, fell from 35.8% to 34.8%. The decrease in gross profit margin percentage was caused by a change in revenue mix between the two periods, with a significantly higher volume of revenue coming from contracts with profit margins that were lower than those typically achieved through our historic portfolio of contracts.

          Our consolidated indirect, general and administrative (“IG&A”) expenses for the two months ended December 31, 2004 increased by 22.7% compared with the same period last year. Our employee benefit costs, including holiday, healthcare, workers’ compensation and retirement-related costs, increased $24.9 million, or 37.6%, over the prior period. Of that amount, the cost of our employees’ holiday benefits during the two months ended December 31, 2004 increased $9.7 million, or 14.5%, over the previous year.

          The increase in the cost of our employees’ holiday benefits was caused by applying the accounting method we use to recognize the cost of holidays in a two-month reporting period compared to an annual reporting period. Typically, at the beginning of each fiscal year, we estimate the cost of the holidays we provide to our employees during the full year. These costs are then recognized over the course of the year, in proportion to our labor costs, as our labor costs are incurred. This estimate is updated as necessary during the course of the year. As a result, in a typical fiscal year, during the two months that end on December 31, we recognize approximately about one-sixth (1/6) of our annual holiday cost. However, the two months ended December 31, 2004 was a transition period between our fiscal year that ended October 31, 2004, and our next fiscal year, which began on January 1, 2005. The transition period was considered a complete accounting cycle, and therefore we expensed the costs of all holidays that actually fell during the transition period rather than one-sixth of a full year’s holiday costs. As a result, the transition period effectively included the costs of approximately four holidays, rather than the costs of approximately one and one-half holidays which were recognized in the two months ended December 31, 2003.

          The remaining increase in employee benefit costs occurred primarily because of the higher number of working days, and the additional employees necessary to perform the services required by the increased volume of our revenue-generating activities and the higher costs associated with those employee benefits.

          During the two months ended December 31, 2004, our travel expenses increased by $3.2 million over the same period last year because of the additional work days in the period and the increased volume of work. The remaining increases were incurred for internal and external program support and other general and administrative costs resulting from a higher business volume.

          Our consolidated net interest expense for the two months ended December 31, 2004 decreased due to lower debt balances.

          Our effective income tax rates for the two months ended December 31, 2004 and 2003 were 49% and 40%, respectively. The higher effective income tax rate for the two months ended December 31, 2004 was a result of higher certain non-deductible expenses and operating losses for the current two-month period in foreign subsidiaries that operate in jurisdictions with income tax rates lower than the U.S. federal statutory rate.

          Our consolidated operating income, net income and earnings per share decreased as a result of the factors previously described.

Reporting Segments

Two months ended December 31, 2004 compared with December 31, 2003

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Two months ended December 31, 2004
URS Division	$370.3	$227.5	$142.8	$137.3	$5.5
EG&G Division	197.0	142.3	54.7	46.6	8.0
Eliminations	(0.3)	(0.3)	—	—	—

	567.0	369.5	197.5	183.9	13.5
Corporate	—	—	—	4.7	(4.7)

Total	$567.0	$369.5	$197.5	$188.6	$8.8

Two months ended December 31, 2003
URS Division	$336.1	$206.5	$129.6	$112.1	$17.5
EG&G Division	153.7	108.1	45.6	36.7	8.9
Eliminations	(0.1)	(0.1)	—	—	—

	489.7	314.5	175.2	148.8	26.4
Corporate	—	—	—	4.9	(4.9)

Total	$489.7	$314.5	$175.2	$153.7	$21.5

Increase (decrease) for two months ended December 31, 2004 vs. 2003
URS Division	$34.2	$21.0	$13.2	$25.2	$(12.0)
EG&G Division	43.3	34.2	9.1	9.9	(0.8)
Eliminations	(0.2)	(0.2)	—	—	—

	77.3	55.0	22.3	35.1	(12.8)
Corporate	—	—	—	(0.2)	0.2

Total	$77.3	$55.0	$22.3	$34.9	$(12.6)

Percentage Increase (decrease) for two months ended December 31, 2004 vs. 2003
URS Division	10.2%	10.2%	10.2%	22.5%	(68.6%)
EG&G Division	28.2%	31.6%	20.0%	27.0%	(9.0%)
Elimination	200.0%	200.0%	—	—	—
Corporate	—	—	—	(4.1%)	4.1%
Total	15.8%	17.5%	12.7%	22.7%	(58.6%)

     URS Division

          The URS Division’s revenues for the two months ended December 31, 2004 increased 10.2% compared with the same period last year. Approximately seven of the 10% increase in revenues was due to more working days in the two months ended December 31, 2004 than the same period last year. The remaining increase in revenues was due to the various factors discussed below in each of our client markets.

          The following table presents the URS Division’s revenues by client type for the two months ended December 31, 2004 and 2003.

	Two Months Ended December 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
	(In millions, except percentages)
Revenues
Federal government clients	$79	$71	$8	11%
State and local government clients	105	94	11	12%
Domestic private industry clients	134	128	6	5%
International clients	53	43	10	23%

Total revenues	$371	$336	$35	10%

          Revenues from our federal government clients in the URS Division for the two months ended December 31, 2004 increased by 11% compared with the same period last year. The increased number of working days in the two-month period ended December 31, 2004 contributed to approximately two-thirds of the increase in revenues from our federal government clients. The remainder of the increase was driven by growth in our federal business, including environmental and facilities projects under existing contracts. Revenues from homeland security projects also contributed to this growth as we continued to provide a range of engineering services to the DHS. This work includes designs to help protect federal facilities from terrorists as well as disaster recovery services for the Federal Emergency Management Agency, which is now a part of DHS.

          Revenues from our state and local government clients for the two months ended December 31, 2004 increased by approximately 12% compared with the same period last year. Approximately three-fourths of the increase was attributable to the increased number of working days in the two months ended December 31, 2004. The remainder of the increase reflects growth in the work volume provided to our state and local government clients. This market continued to be affected by the budget deficits that state and local governments have faced over the past two years. Although we have begun to see selected pockets of growth emerge in some parts of the country, particularly in the Southeast, the West and the Midwest remained weak, with spending on capital projects significantly below historic levels. In addition, the continuing delay in the passage of the successor bill to TEA-21 continued to negatively impact our revenues in this market. However, we continued to benefit from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market – such as K-12 schools, water/wastewater and air transportation – where funding is more stable or growing.

          Revenues from our domestic private industry clients for the two months ended December 31, 2004 increased by approximately 5% compared with the same period last year, primarily as a result of the additional working days in the two months ended December 31, 2004. Although we saw some indications of recovery in capital spending by our domestic private industry clients, many of our clients, particularly in the manufacturing and chemical industries, remained cautious. However, our strategic focus of the past several years to win MSAs with major domestic private industry clients in the pharmaceutical, automotive, oil and gas, and power sectors helped to offset the decline in revenues in this part of the business. We also benefited from stricter air pollution control limits under the Clear Skies Act, which has resulted in increased revenues from emissions control projects at power plants.

          Revenues from our international clients for the two months ended December 31, 2004 increased by 23% compared with the same period last year. Approximately two-thirds of the increase was attributable to the additional working days in the two months ended December 31, 2004 and one-fourths of the increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our Asia

Pacific and European regions. The revenue growth in the Asia Pacific region was due to increases in surface and air transportation projects in Australia and New Zealand, driven in part by improvements in the respective country’s economies. The revenue growth in Europe was due to increases in facilities and environmental projects.

          The URS Division’s direct operating expenses for the two months ended December 31, 2004 increased by 10.2% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses.

          The URS Division’s gross profit for the two months ended December 31, 2004 increased by 10.2% compared with the same period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage remained the same at 38.6% for the two periods ended December 31, 2004 and 2003.

          The URS Division’s IG&A expenses for the two months ended December 31, 2004 increased by 22.5% compared with the same period last year. This increase was due to an additional $15.5 million in employee benefit costs, including an $8.9 million increase in the cost of our employees’ holiday benefit for reasons described previously, and higher healthcare, workers’ compensation and retirement costs. The remainder of the increase was due to $2.4 million in indirect labor, $1.6 million in sales and business development expenses, $1.5 million in rent expense, $1.9 million in travel expense, $1.3 million in bad debt expense and $1.0 million in other miscellaneous general and administrative expenses. These increases were primarily due to the additional work days in the period and the increased volume of work.

     EG&G Division

          The EG&G Division’s revenues for the two months ended December 31, 2004 grew by 28.2% compared with the same period last year. Approximately two-thirds of the increase was driven by continued growth in defense-related work, as we continued to benefit from additional military spending on engineering and technical services, and operations and maintenance activities. In addition, due to increased military activity, our work under existing outsourcing contracts to provide engineering and technical services to refurbish and upgrade military equipment and systems increased. This work involved improvements to communications equipment, weapons systems, and engines on aircraft and ground vehicles such as tanks, high-mobility multipurpose wheeled vehicles and various armored personnel carriers. Homeland security revenues remained strong, with increased work in the design, development and conduct of security preparedness exercises around the country. The remainder of the increase was attributable to the increased number of working days in the two months ended December 31, 2004.

          The EG&G Division’s direct operating expenses for the two months ended December 31, 2004 increased by 31.6% compared with the same period last year. Higher revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.

          The EG&G Division’s gross profit for the two months ended December 31, 2004 increased by 20.0% compared with the same period last year. The increase in gross profit was primarily due to increased revenues from existing defense technical services and military equipment maintenance contracts; however, gross profit grew at a slower rate than revenue because the contracts that generated most of the increase in revenue generated lower gross profit compared to our historic portfolio of contracts. Our gross profit margin percentage decreased to 27.8 % from 29.7% for the two months ended December 31, 2004 and 2003.

          The EG&G Division’s IG&A expenses for the two months ended December 31, 2004 increased by 27.0% compared with the same period last year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to result in higher indirect expenses. Of the total increase, approximately $8.9 million was due to volume increases in employee benefit costs, including a $0.8 million increase in the cost of our employees’ holiday benefit for reasons described previously, and higher healthcare, workers’ compensation and retirement costs. Other employee-related expenses, such as travel and recruiting expenses, increased by

$1.4 million, due to a higher employee headcount as a result of the increase in work volume. Indirect expenses as a percentage of revenues decreased to 23.7% from 23.9% for the two months ended December 31, 2004 and 2003, respectively, due to the increase in our revenues compared with the same period last year.

Liquidity and Capital Resources

	Two Months Ended December 31,
	2004	2003
	(In millions)
Cash flows provided (used) by operating activities	$15.0	$(39.5)
Cash flows provided (used) by investing activities	(1.6)	(2.8)
Cash flows provided by financing activities	25.3	40.8
Proceeds from sale of common shares and exercise of stock options	5.2	0.9

          Our primary sources of liquidity are cash flows from operations and borrowings from our Credit Facility. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions.

          We are dependent on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Substantially all of our cash flows are generated by our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. The financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them.

          Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of December 31, 2004 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.

Operating Activities

          The increase in cash flows from operations for the two months ended December 31, 2004, compared with the same period last year, was primarily due to the following factors:

•	an increase $37.0 million resulting from an increase in average daily collections in the two months ended December 31, 2004; and

•	an increase of $5.8 million resulting from timing payments on accounts payable.

          Our cash balances were unusually high at December 31, 2004 due to very strong collections between Christmas and the end of December. We manage our cash aggressively, whereby we maintain funds in our bank accounts that will cover only that day’s funding requirements. We invest excess cash in overnight money market funds at financial institutions other than the banks from which we make disbursement transactions, and then replenish our bank accounts the following day for the preceding day’s funding requirements. As a result, the amount of cash that we maintain in our bank disbursement accounts is not always adequate to satisfy the disbursements that we have released, but have yet to clear the bank. Because the aggregate amount of uncleared transactions exceeds our bank account balances, the differences are classified as “Bank Overdraft,” in the accompanying consolidated balance sheets. Changes in the amount of Book Overdraft are categorized as financing activities.

Investing Activities

          As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the two months ended December 31, 2004 and 2003, were $1.6 million and $2.8 million, respectively.

Financing Activities

          The decrease of $15.4 million in net cash provided by financing activities for the two months ended December 31, 2004 compared with the same period last year was due to the following major factors:

•	a decrease of $13.4 million in the net change in book overdraft;

•	a decrease in other net borrowings of $8.0 million associated with funding daily operations; offset by

•	an increase of $4.3 million in proceeds from the sale of common stock from the exercise of stock options, resulting from the increase in our common stock price; and

•	a payment of $1.6 million in financing fees during the two months ended December 31, 2003.

          Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of December 31, 2004.

		Principal Payments Due by Period
Contractual Obligations		Less Than			After 5
(Principal Only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of December 31, 2004:
Senior Secured Credit Facility:
Term loan A	$83,610	$17,288	$66,322	$—	$—
Term loan B	270,198	1,386	5,542	263,270	—
Line of credit	18,000	—	18,000	—	—
11 1/2% senior notes (1)	130,000	—	—	130,000	—
12 1/4% senior subordinated notes	10,000	10,000	—	—	—
6 1/2% convertible subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	32,032	13,948	12,984	5,057	43
Notes payable, foreign credit lines and other indebtedness	13,359	5,716	7,636	7	—

Total debt	558,997	48,338	110,484	398,334	1,841
Pension funding requirements (2)	5,131	5,131	—	—	—
Purchase obligations (3)	5,658	3,225	2,433	—	—
Operating lease obligations (4)	462,911	89,291	150,997	118,091	104,532

Total contractual obligations	$1,032,697	$145,985	$263,914	$516,425	$106,373

(1)	Amounts shown exclude remaining original issue discounts of $2.1 million and $18 thousand for our 11 1/2% notes and our 6 1/2% Convertible Subordinated Debentures, respectively.

(2)	These pension funding requirements are for the EG&G pension plans based on actuarially determined estimates and management assumptions. We chose not to make estimates beyond one year based on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)	These operating leases are predominantly real estate leases.

     Off-balance Sheet Arrangements. As of December 31, 2004, we had a total available balance of $55.3 million in standby letters of credit under our Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on this Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

     We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is 14 months. The maximum potential amount of future payments, which we could have been required to make under this guarantee at December 31, 2004, was $6.5 million.

     We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.

     From time to time, we provide guarantees related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses; however, we cannot estimate the amount of any guarantee until a determination has been made that a material defect has occurred. Currently, we have no guarantee claims for which losses have been recognized.

     Senior Secured Credit Facility. The sixth amendment to our Credit Facility, dated November 29, 2004, permitted us to change our fiscal year to a calendar year basis. The seventh amendment, dated January 27, 2005, reduced the interest rate margins on our Credit Facility by 0.25% and provided for an additional 0.25% reduction if either Standard & Poor’s or Moody’s upgrades us from our current credit ratings, which are BB and Ba2, respectively. The seventh amendment also eliminated restrictions on the amount of cash we are able to use in an acquisition.

     As of December 31, 2004, we had drawn $18.0 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under our revolving credit facility to $151.7 million. As of October 31, 2004, we had drawn $5.3 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $56.1 million, reducing the amount available to us under our revolving credit facility to $163.6 million. The effective average interest rates paid on the revolving line of credit during the two months ended December 31, 2004 and 2003 were approximately 5.9% and 5.5%, respectively.

     Our average daily revolving line of credit balances for the two-month periods ended December 31, 2004 and 2003 were $1.6 million and $8.2 million, respectively. The maximum amounts outstanding at any one point in time during the two-month periods ended December 31, 2004 and 2003 were $18.0 million and $33.1 million, respectively.

     Notes payable, foreign credit lines and other indebtedness. As of December 31, 2004 and October 31, 2004, we had outstanding amounts of $13.4 million and $8.8 million, respectively, in notes payable and foreign lines of credit.

     Capital Leases. As of December 31, 2004, we had $32.0 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.

     Operating Leases. As of December 31, 2004, we had approximately $462.9 million in obligations under our operating leases, consisting primarily of real estate leases.

     Related-Party Transactions. On January 19, 2005, affiliates of Blum Capital Partners, L.P. (collectively, the “Blum Affiliates”) sold 2,000,000 shares of our common stock in an underwritten secondary offering. The general partner of Blum Capital Partners, L.P. is a member of our Board of Directors. The Blum Affiliates have granted the underwriter an option to purchase up to 300,000 additional shares of our common stock held by the Blum Affiliates to cover over-allotments, if any.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the two months ended December 31, 2004, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

     Enterprise Resource Program (“ERP”). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and convert to a new ERP system. As of February 1, 2005, approximately 65% of our total revenues are processed on this new ERP system. We expect to convert substantially all of the remaining URS Division’s legacy systems over the next 12 months. Beginning in 2006, we intend to convert the EG&G Division’s accounting systems to the ERP system.

     Oracle Corporation acquired PeopleSoft Inc. in January 2005. It is possible that Oracle Corporation may discontinue further development, integration or long-term software maintenance support for our ERP system. Should any of such events occur, we will be required to seek alternatives to our existing ERP system.

     The capitalized costs of implementing our new ERP system, including hardware, software licenses, consultants and internal staffing costs will be approximately $65.0 million, excluding the potential costs associated with the conversion of the EG&G Division’s ERP system. As of December 31, 2004, we had capitalized costs of approximately $58.9 million for this project, with the remaining costs to be incurred through fiscal year 2005. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

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

     The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our amended Annual Report on Form 10-K/A for the year ended October 31, 2004. To date, there have been no material changes to these critical accounting policies during the two months ended December 31, 2004.

Adopted and Recently Issued Statements of Financial Accounting Standards

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004 and May 19, 2004, the

Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1 (“FSP 106-1”) and 106-2 (“FSP 106-2”), respectively, both entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 supersedes FSP 106-1. FSP 106-2 provides guidance on accounting for the effects of the Medicare Act and requires specific disclosures. Based on an analysis of the Medicare Act, FSP 106-2, and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees is not actuarially equivalent to Medicare Part D and therefore, the effects of the Medicare Act would not have a significant impact on our consolidated financial statements.

     If it is later determined that the drug benefit is actuarially equivalent based on new information available to us, a re-measurement of plan assets and obligations will be performed on the date that actuarial equivalence is determined and the effect of the subsidy will be treated as an actuarial gain. Currently, our measures of the accumulated post-retirement benefit obligation and net periodic pension costs of our post-retirement plans do not reflect any amount associated with the subsidy.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“Revised SFAS 123”). Revised SFAS 123 replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Revised SFAS 123 requires that the costs resulting from all stock-based compensation transactions be recognized in the financial statements. Revised SFAS 123 applies to all stock-based compensation awards granted, modified or settled in interim or fiscal periods after the required effective date, and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. Revised SFAS 123 also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits from the exercises of stock-based compensation awards be reported as a financing cash inflow rather than as a reduction of taxes paid.

     Adoption of Revised SFAS 123 will require us to record an expense for our equity-related compensation plans using a fair value method. We are currently evaluating which transition method we will use upon adoption of Revised SFAS 123 and the potential impacts adoption could have on our compensation plans. Revised SFAS 123 will have a significant impact on our financial statements as we historically have recorded our compensation cost in accordance with APB 25, which does not require the recording of an expense for our equity-related compensation plans if options were granted at a price equal to the fair market value of the stocks on the grant date.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying FASB Statement No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (“the Act”). In addition, FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the Act’s repatriation provision. The deduction for qualified production activities under the Act became effective January 1, 2005, and therefore was not available to us during our transition period; however, we are currently evaluating the impact of the provisions of the FASB guidance related to qualified production activities on our effective tax rate for future periods. The FASB has also provided guidance for the appropriate point at which a Company should reflect in its financial statements the effects of a one-time tax benefit on the repatriation of foreign earnings. Based on current facts and circumstances, we have concluded that we currently do not qualify for this one-time tax benefit.

     Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Transition Report on Form 10-Q, the following factors could affect our financial condition and results of operations:

We continue to experience the adverse effects from the ongoing economic downturn. If the economic downturn continues or worsens, then our revenues, profits and our financial condition may deteriorate.

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

     We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act, and DOD security regulations, as well as many other rules and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose added costs to our business operations.

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

     Revenues from federal government contracts and state and local government contracts represented approximately 49% and 19%, respectively of our total revenues for the two months ended December 31, 2004. Our inability to win profitable government contracts could harm our operations and adversely affect our net income. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these contracts, which negatively impact our profitability under the contracts. Moreover, even if we are qualified to work on a new government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Finally, government clients can generally terminate or modify their contracts at their convenience.

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

Funding for many of our multi-year government contracts must be appropriated each year. If appropriations are not made in subsequent years for a multiple-year contract, we will not realize all of our potential revenues and profits from that contract.

     We derive a significant amount of our revenues from multi-year government contracts, many of which are appropriated on an annual basis. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenues and profits from that contract.

If we are unable to accurately estimate the overall risks, revenues or costs on contracts, then we may incur losses on those contracts or generate lower profits.

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

     We may guarantee to our client that we will complete a project by a scheduled date. We also may sometimes guarantee that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or to achieve the required performance standards. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon damages, which are fixed in amount by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project.

Our use of the percentage-of-completion method of accounting could result in reduction or reversal of previously recorded revenues and profits.

     A substantial portion of our revenues and profits are measured and recognized using the percentage-of-completion method of accounting. Generally, our use of this method results in recognition of revenues and profits ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

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

     As of December 31, 2004, we had $556.9 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us because it may:

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

     Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented approximately 36% our total revenues for the two months ended December 31, 2004. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending could harm our operations and adversely affect our future revenues.

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

We rely heavily on our senior management and our professional and technical staff. Our failure to attract and retain key employees could impair our ability to provide services to our clients and otherwise conduct our business effectively.

     As a professional and technical services company, we are labor intensive and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. From time to time, it may be difficult to attract and retain qualified individuals with the expertise demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, we rely heavily upon the expertise and leadership of our senior management. The failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

     As a multinational company, we have operations in over 20 countries and we derived approximately 9% of our revenues from international operations for the two-month periods ended December 31, 2004 and 2003, respectively. International business is subject to a variety of special risks, including:

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

     We are consolidating all of our accounting and project management information systems to an ERP software system developed and customized for us by PeopleSoft Inc. As of January 1, 2005, approximately 65% of our total revenues were processed on this ERP system. We expect to convert substantially all of the remaining URS Division’s legacy systems over the next 12 months. We intend to convert the EG&G Division’s accounting system to the ERP system beginning in 2006. We depend on PeopleSoft Inc. to develop, integrate and provide long-term software maintenance support for our ERP system. As a result of Oracle Corporation’s acquisition of PeopleSoft, Inc. in January 2005, it is possible that Oracle may discontinue further development, integration or long-term software maintenance support for our ERP system. In the event we do not successfully complete the development and integration of our ERP system or are unable to obtain necessary long-term third party software maintenance support, we may be required to incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating all of our accounting and project management information systems to another ERP system.

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

     As of December 31, 2004, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

Delaware law and our charter documents and the change of control provisions of our outstanding notes may impede or discourage a takeover, which could cause the market price of our shares to decline.

     We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock. In addition, if we undergo a change of control, we may be required to repurchase our 11 1/2% notes and our 12 1/4% notes, in each case at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. This feature in our outstanding notes may also discourage a person or a group from attempting to acquire us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $353.8 million under our Credit Facility at December 31, 2004, if market rates averaged 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $2.1 million. Conversely, if market rates averaged 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $2.1 million.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act) for our company.

     On February 7, 2005, in connection with the preparation of this report, our management, in consultation with the Audit Committee of the Board of Directors (the “Audit Committee”), concluded that it was necessary to correct our application of Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105” (“FIN 39”). Management concluded that, while some of our book overdrafts historically had been reported as current liabilities, others were offset against cash and cash equivalent balances and should have been reported as current liabilities under FIN 39. Accordingly, we have restated our consolidated balance sheets as of October 31, 2004 and 2003 to report the gross amounts of cash and cash equivalents and to change the classification of book overdraft balances from accrued expenses to book overdrafts. We also have made corresponding adjustments to our consolidated statements of cash flows for the years ended October 31, 2004, 2003 and 2002 to reflect the book overdrafts as financing activities rather than operating activities. The restatement was based on guidance in FIN 39, which permits offsetting of assets and liabilities only if the debtor has a valid, legal right of offset as defined by FIN 39. Our restated financial statements were filed with the SEC on February 9, 2005 as Item 8 to our Annual Report on Form 10-K/A.

     In connection with the restatement, our independent registered public accounting firm reported to our Audit Committee that it considers our prior treatment of book overdrafts under FIN 39 to be a matter which they consider to be a “material weakness” (as defined by the Public Company Accounting Oversight Board (the “PCAOB”) in its Auditing Standard No. 2). As defined by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management and Audit Committee concur with the conclusion reached by our independent registered public accounting firm and have taken steps to remediate the material weakness. Specifically, we have provided our financial reporting and treasury personnel with training on the requirements of FIN 39, modified our cash management procedures and established an additional review control over the evaluation of the classification of cash balances and the determination of the nature of rights of setoff.

     In light of the material weakness described above, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective as of the end of the period covered by this report since they resulted in a need to restate our financial statements as described above.

     (b) Changes in internal controls. There were no changes in our internal controls over financial reporting during the two months period ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. However, contemporaneously with the filing of this report, we have implemented changes to our internal controls to correct the material weakness identified, as described above.

     (c) Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives, and our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective at the “reasonable assurance” level as of the end period covered by this report since they resulted in a need to restate our financial statements as described above. However, with the changes in our internal controls implemented contemporaneously with the filing of this report, our Chief Executive Officer and Chief Financial Officer now believe that these controls and procedures are effective at the “reasonable assurance” level.

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

     Although the outcome of our legal proceedings can not be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described above, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance polices and, therefore, we do not believe that they are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock shares during November and December of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

(d) Maximum
			(c) Total Number	Number (or
			of Shares	Approximate Dollar
	(a) Total		Purchased as Part	Value) of Shares
	Number of	(b) Average	of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
(in thousands, except average price paid per share)
November, 2004 - November 30, 2004	4	$28.67	—	—
December 1, 2004 - December 31, 2004	—	—	—	—

Total	4		—	—

(1)	Stock-for-stock exchanges for payments of exercise cost and withholding taxes upon exercises of stock options or vesting of restricted or deferred stock.

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

Dated: February 9, 2005	URS CORPORATION
/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Corporate Controller and Chief Accounting Officer

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.