Form 10-K/A
period 2004-10-31
URS CORP /NEW/
filed 2005-02-10
CIK 102379

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

EXPLANATORY NOTE

     This Amendment No. 1 (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 that was originally filed on January 13, 2005 (the “Original Filing”), is being filed to correct our application of Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105” (“FIN 39”). During the preparation of our transition report on Form 10-Q for the two month period ended December 31, 2004, we determined that, while some of our book overdrafts had historically been reported as current liabilities, others were offset against cash and cash equivalent balances and should have been reported as current liabilities. Consequently, we have restated our consolidated balance sheets as of October 31, 2004 and 2003 to report the gross amounts of cash and cash equivalents and to change the classification of book overdraft balances from accrued expenses to book overdrafts. We have also made corresponding adjustments to our consolidated statements of cash flows for the years ended October 31, 2004, 2003 and 2002, to reflect the book overdrafts as financing activities rather than operating activities. The restatement was based on the guidance in FIN 39, which permits offsetting of assets and liabilities only if the debtor has a valid, legal right of offset as defined by FIN 39. The restatement does not affect our previously reported stockholders’ equity as of any date, nor any of our previously issued consolidated statements of operations and comprehensive income.

     The effects of the restatement on the accompanying consolidated financial statements are discussed in more detail in Note 1 to our Consolidated Financial Statements appearing in Item 8 of this amended Annual Report on Form 10-K/A. The effects on Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appear in our discussion under the subheading, “Liquidity and Capital Resources.”

     For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the following Items of the Original Filing:

•	Item 6. Selected Financial Data
•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 8. Consolidated Financial Statements and Supplementary Data
•	Item 9A. Controls and Procedures
•	Item 15. Exhibits and Financial Statement Schedules

     We are also filing a Consent of Independent Registered Public Accounting Firm at Exhibit 23.1, and certifications from our Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing, other than to correct typographical and other immaterial errors. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including our current reports on Form 8-K filed on January 19, 2005 and February 1, 2005.

URS CORPORATION AND SUBSIDIARIES

     This Amended Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue, future contributions to our retirement and health plans, our future real estate leasing, future maintenance of our insurance coverage, future outcomes of our legal proceedings, future guarantees and debt service obligations, future capital resources, future utilization of our net operating losses and deferred tax assets, future accounting and project management conversion and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: the ongoing economic downturn; our ability to comply with government contract procurement regulations; changes in our book of business; our dependence on government appropriations and procurements; our ability to profitably execute our contracts and guarantees; our leveraged position; our ability to service our debt; liability for pending and future litigation; the impact of changes in the laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with international operations; our ability to successfully integrate our accounting and project management software; our relationship with our labor unions; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19, Risk Factors That Could Affect Our Financial Condition and Results of Operations beginning on page 41, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

ITEM 1. BUSINESS

Summary

     We are one of the largest engineering design services firms worldwide and a major U.S. federal government contractor for systems engineering and technical assistance and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services and defense markets, although we perform some construction work. We operate through two divisions: the URS Division and the EG&G Division. Our URS Division provides a comprehensive range of professional planning and design, program and construction management, and operations and maintenance services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and internationally. Our EG&G Division provides planning, systems engineering and technical assistance, operations and maintenance, and program management services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security. For information on our business by segment and geographic regions, please refer to Note 8, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

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

ITEM 3. LEGAL PROCEEDINGS

     Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. See Note 9, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of some of these legal proceedings. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.

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
(through January 3, 2005)

     We have not paid cash dividends since 1986, and at the present time, we do not anticipate paying dividends on our outstanding common stock in the near future. In addition, we are precluded from paying dividends on our outstanding common stock pursuant to our Senior Secured Credit Facility with our lender and the indentures governing our 12 1/4% Senior Subordinated Notes (“12 1/4%notes”) and our 11 1/2% Senior Notes (“11 1/2% notes’). Please refer to Note 6, “Current and Long-Term Debt” and Note 10, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

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

SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Years Ended October 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Revenues	$3,381,963	$3,186,714	$2,427,827	$2,319,350	$2,205,578
Direct operating expenses	2,140,890	2,005,339	1,489,386	1,393,818	1,345,068

Gross profit	1,241,073	1,181,375	938,441	925,532	860,510
Indirect, general and administrative expenses	1,079,996	1,000,970	791,625	755,791	697,051

Operating income	161,077	180,405	146,816	169,741	163,459
Interest expense, net	59,833	83,571	55,705	65,589	71,861

Income before income taxes	101,244	96,834	91,111	104,152	91,598
Income tax expense	39,540	38,730	35,940	46,300	41,700

Net income	61,704	58,104	55,171	57,852	49,898
Preferred stock dividend	—	—	5,939	9,229	8,337

Net income after preferred stock dividend	61,704	58,104	49,232	48,623	41,561
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefits	(2,189)	(1,896)	(385)	(330)	—
Foreign currency translation adjustments	3,490	6,122	(785)	(1,220)	(2,609)

Comprehensive income	$63,005	$62,330	$48,062	$47,073	$38,952

Net income after preferred stock dividend	$61,704	$58,104	$49,232	$48,623	$41,561
Less: net income allocated to convertible participating preferred stockholders under the two-class method	—	894	907	11,340	9,475

Net income available for common stockholders	$61,704	$57,210	$48,325	$37,283	$32,086

Net income per common share:
Basic	$1.58	$1.78	$2.18	$2.14	$1.96

Diluted	$1.53	$1.76	$2.03	$1.94	$1.84

	As of October 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets (Restated, (1))	$2,268,750	$2,188,379	$2,251,905	$1,485,434	$1,459,371
Total long-term debt	$502,118	$788,708	$925,265	$576,704	$603,128
Preferred stock	$—	$—	$46,733	$120,099	$111,013
Stockholders’ equity	$1,067,224	$765,073	$633,852	$322,502	$257,794

(1)     See Note 1 to our Consolidated Financial Statements appearing in Item 8 of this amended Annual report on Form 10-K/A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with the section, “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 41 and the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

Restatement

     During the preparation of our transition Form 10-Q for the two month period ended December 31, 2004, we determined that, while some of our book overdrafts had historically been reported as current liabilities, others were offset against cash and cash equivalent balances and should have been reported as current liabilities. Consequently, we have restated our consolidated balance sheets as of October 31, 2004 and 2003 to report the gross amounts of cash and cash equivalents and to change the classification of book overdraft balances from accrued expenses to book overdrafts. We also made corresponding adjustments to our consolidated statements of cash flows for the years ended October 31, 2004, 2003 and 2002 to reflect the book overdrafts as financing activities rather than operating activities. The restatement was based on the guidance in Financial Interpretations No. 39, “Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” (“FIN 39”), which permits offsetting of assets and liabilities only if the debtor has a valid, legal right of offset as defined by FIN 39. The restatement does not affect our previously reported stockholder’s equity as of any date, nor any of our previously issued consolidated statements of operations and comprehensive income.

     The effects of the restatement on the accompanying consolidated financial statements are discussed in more detail in Note 1 to our consolidated financial statements appearing in Item 8 of this Form 10-K/A. The effects on Management’s Discussion and Analysis of Financial Condition and Results of Operations appear in our discussion below under the subheading, “Liquidity and Capital Resources.”

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

Cash Flows, Debt and Equity

     We generated $95.5 million in net cash provided by operating activities for the fiscal year ended October 31, 2004. During fiscal year 2004, we completed a public stock offering by selling 8.1 million shares of our common stock at $26.50 per share, resulting in net proceeds of $204.3 million, after underwriting discounts and commissions. We used the proceeds from this public stock offering plus borrowings under our Senior Secured Credit Facility (“Credit Facility”) and cash on hand to redeem $260.0 million of our 11 1/2% notes and 12 1/4% notes and to pay $19.7 million in related call premiums. As a result of the redemptions, we recognized a pre-tax charge of $28.2 million during the fiscal year consisting of $19.7 million for call premiums and the write-off of $8.5 million in unamortized financing fees, issuance costs and debt discounts.

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

     We expect the state budget situation to continue to improve moderately during fiscal year 2005. All states achieved balanced budgets for their 2005 fiscal years, and most states have realized increased revenues from sales and income taxes. However, budgets for fiscal year 2006 will not be approved until June for most states. This, combined with the delays in passage of a successor bill to the Transportation Equity Act for the 21st Century, or TEA-21, lead us to believe that growth in this market will not occur until the second half of fiscal year 2005. Some revenue growth may be achieved through transportation projects funded by bond and tax measures passed in the November 2004 election. In addition, funding from the Vision-100 program (the successor bill to AIR-21) and from airport user fees are expected to lead to an increase in airport revenues.

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

Liquidity and Capital Resources

	Years Ended October 31,
	2004	2003	2002
		(In millions)
Cash flows provided by operating activities (restated(1))	$95.5	$177.1	$68.1
Cash flows used by investing activities	(19.0)	(18.2)	(388.1)
Cash flows provided (used) by financing activities (restated(1))	(43.5)	(155.3)	307.4
Cash flows provided by financing activities includes:
Proceeds from sale of common shares and exercise of stock options	26.6	17.9	17.0
Proceeds from common stock offering, net of related expenses	204.3	—	—

(1) see Note 1 to the Consolidated Financial Statements appearing in Item 8 of this amended Annual Report on Form 10-K/A.

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

     We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Specifically:

•	Substantially all of our cash flows are generated by our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. The financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them. See further discussion at Note 15, “Supplemental Guarantor Information” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

•	Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of October 31, 2004 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.

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

     We manage our cash aggressively, whereby we maintain funds in our bank accounts that will cover only that day’s funding requirements. We invest excess cash in overnight money market funds at financial institutions other than the banks from which we make disbursement transactions, and then replenish our bank accounts the following day for the preceding day’s funding requirements. As a result, the amount of cash that we maintain in our bank disbursement accounts is not always adequate to satisfy the disbursements that we have released, but have yet to clear the bank. Because the aggregate amount of uncleared transactions exceeds our bank account balances, the differences are classified as “Book Overdraft,” a current liability in the accompanying consolidated balance sheets. Changes in the amount of Book Overdraft are categorized as “financing activities.”

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

Financing Activities

     Net cash used by financing activities decreased by $111.8 million for fiscal year 2004 compared with the same period last year due to the following major factors:

•	net proceeds generated from our public common stock offering of $204.3 million;

•	an increase in the net change in book overdraft of $43.0 million due to timing of disbursements transactions;

•	an increase of $8.8 million in proceeds from the sale of our common stock from the employee stock purchase plan and the exercise of employee stock options, resulting from the increase in our common stock price; offset by

•	payments of $19.7 million in call premiums and payments of $2.9 million in financing fees; and

•	an increase in net debt payments and redemptions of $121.7 million.

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

     Fiscal 2003 Compared with Fiscal 2002. The decrease in cash flows from financing activities for fiscal year 2003 compared to fiscal year 2002 was primarily due to the issuance of long-term debt and net borrowings on the line of credit in fiscal year 2002 and decrease in net change in book overdraft, offset by the increase in long-term debt payments, resulting from the retirement of the old credit facility. In fiscal year 2003, we repaid $27.3 million on our revolving line of credit, $16.0 million in scheduled debt payments and $101.2 million of discretionary debt payments on our Credit Facility and $14.6 million in payments on capital lease obligations. In addition, we borrowed $15.7 million under capital lease obligations for equipment purchases.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes included in Item 8 of this report. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in our financial statements, giving consideration to materiality. Historically, our estimates have not differed materially from actual results. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties. Consequently, actual results could differ from our estimates. See Note 2, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

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

     We enter into three major types of contracts: “cost-plus contracts,” “fixed-price contracts” and “time-and-materials contracts.” Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present us with the highest level of financial and performance risk, but often also provide the highest potential financial returns. Cost-plus contracts present us with lower risk, but generally provide lower returns and often include more onerous terms and conditions. Time-and-materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates. A more detailed discussion of our revenue recognition on contract types is included in Note 2, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

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

     Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues, only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized in a subsequent period when a client agreement is obtained or claims resolution occurs. A more detailed discussion of change orders and claims is included in Note 2, “Accounting Policies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

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

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (“Revised SFAS 132”). Revised SFAS 132 requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for periods beginning after December 15, 2003 and were included in our Form 10-Q commencing with the period ended April 30, 2004. Our required Revised SFAS 132 disclosures are included in Note 11, “Employee Retirement Plans.”

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

     On December 21, 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying FASB Statement No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (“the Act”). In addition, FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the Act’s repatriation provision. We are currently evaluating the impact of the provisions of the FASB guidance related to qualified production activities on our effective tax rate in future periods. The FASB has also provided guidance for the appropriate point at which a Company should reflect in its financial statements the effects of a one time tax benefit on the repatriation of foreign earnings. We are currently evaluating the impact of the provisions of the FASB guidance related to the potential repatriation of foreign earnings.

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

Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this Form 10-K/A, the following factors could affect our financial condition and results of operations:

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

     As discussed in Note 1, the Company has restated its consolidated balance sheets and consolidated statements of cash flows to reflect the impact of changing the classification of book overdrafts.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

San Francisco, California
December 23, 2004, except for the restatement described in Note 1, for which the date is February 9, 2005

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31,
	2004	2003
	(Restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents, including $25,000 and $0 of short-term money market funds, respectively	$69,267	$36,275
Accounts receivable, including retainage of $41,382 and $42,617, respectively	575,939	525,603
Costs and accrued earnings in excess of billings on contracts in process	413,391	393,670
Less receivable allowances	(37,292)	(33,106)

Net accounts receivable	952,038	886,167
Deferred income taxes	16,612	13,315
Prepaid expenses and other assets	21,043	24,675

Total current assets	1,058,960	960,432
Property and equipment at cost, net	143,212	150,553
Goodwill	1,004,680	1,004,680
Purchased intangible assets, net	8,244	11,391
Other assets	53,654	61,323

	$2,268,750	$2,188,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$60,282	$30,271
Current portion of long-term debt	41,619	23,885
Accounts payable and subcontractors payable, including retainage of $13,414 and $7,409, respectively	177,322	171,967
Accrued salaries and wages	153,175	125,773
Accrued expenses and other	60,517	70,350
Billings in excess of costs and accrued earnings on contracts in process	79,474	83,002

Total current liabilities	572,389	505,248
Long-term debt	502,118	788,708
Deferred income taxes	31,477	32,926
Other long-term liabilities	95,542	96,424

Total liabilities	1,201,526	1,423,306

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $.01; authorized 100,000 shares; 43,593 and 33,668 shares issued, respectively; and 43,542 and 33,616 shares outstanding, respectively	435	336
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	727,134	487,824
Accumulated other comprehensive income (loss)	395	(906)
Retained earnings	339,547	278,106

Total stockholders’ equity	1,067,224	765,073

	$2,268,750	$2,188,379

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended October 31,
	2004	2003	2002
Revenues	$3,381,963	$3,186,714	$2,427,827
Direct operating expenses	2,140,890	2,005,339	1,489,386

Gross profit	1,241,073	1,181,375	938,441
Indirect general and administrative expenses	1,079,996	1,000,970	791,625

Operating income	161,077	180,405	146,816
Interest expense, net	59,833	83,571	55,705

Income before income taxes	101,244	96,834	91,111
Income tax expense	39,540	38,730	35,940

Net income	61,704	58,104	55,171
Preferred stock dividend	—	—	5,939

Net income after preferred stock dividend	61,704	58,104	49,232
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefits	(2,189)	(1,896)	(385)
Foreign currency translation adjustments	3,490	6,122	(785)

Comprehensive income	$63,005	$62,330	$48,062

Net income after preferred stock dividend	$61,704	$58,104	$49,232
Less: net income allocated to convertible participating preferred stockholders under the two-class method (Note 2)	—	894	907

Net income available to common stockholders	$61,704	$57,210	$48,325

Net income per common share (Note 2):
Basic	$1.58	$1.78	$2.18

Diluted	$1.53	$1.76	$2.03

Weighted-average common stock shares outstanding (Note 2):
Basic	39,123	32,184	22,138

Diluted	40,354	32,538	26,722

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity
Balances, October 31, 2001	18,198	$182	$(287)	$155,273	$(3,962)	$171,296	$322,502
Employee stock purchases	1,084	11	—	19,327	—	—	19,338
Tax benefit of stock options	—	—	—	3,745	—	—	3,745
Conversion of preferred stock to common stock	5,845	58	—	126,780	—	—	126,838
Issuance of common stock in connection with the EG&G acquisition	4,957	50	—	112,250	—	—	112,300
Issuance of preferred stock in connection with the EG&G acquisition	—	—	—	1,067	—	—	1,067
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive loss:
Minimum pension liability adjustments, net of tax benefits	—	—	—	—	(385)	—	(385)
Foreign currency translation adjustments	—	—	—	—	(785)	—	(785)
Net income	—	—	—	—	—	55,171	55,171
In-kind preferred stock dividends	—	—	—	—	—	(5,939)	(5,939)

Balances, October 31, 2002	30,084	301	(287)	418,705	(5,132)	220,265	633,852
Employee stock purchases	931	9	—	13,432	—	—	13,441
Tax benefit of stock options	—	—	—	12	—	—	12
Conversion of preferred stock to common stock	2,107	21	—	46,712	—	—	46,733
Issuance of over-allotment of common shares in connection with the conversion of preferred stock	480	5	—	8,700	—	—	8,705
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefits	—	—	—	—	(1,896)	—	(1,896)
Foreign currency translation adjustments	—	—	—	—	6,122	—	6,122
Net income	—	—	—	—	—	58,104	58,104

Balances, October 31, 2003	33,602	336	(287)	487,824	(906)	278,106	765,073
Employee stock purchases	1,838	18	—	30,725	—	—	30,743
Tax benefit of stock options	—	—	—	4,117	—	—	4,117
Issuance of common shares	8,102	81	—	204,205	—	—	204,286
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Total comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefits	—	—	—	—	(2,189)	—	(2,189)
Foreign currency translation adjustments	—	—	—	—	3,490	—	3,490
Net income	—	—	—	—	—	61,704	61,704

Balances, October 31, 2004	43,542	$435	$(287)	$727,134	$395	$339,547	$1,067,224

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2004	2003	2002
	(Restated, See Note 1)
Cash flows from operating activities:
Net income	$61,704	$58,104	$55,171

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,407	43,988	33,737
Amortization of financing fees	6,772	7,496	4,220
Costs incurred for extinguishment of debt	28,165	—	7,620
Provision for doubtful accounts	14,777	8,822	4,933
Deferred income taxes	(4,746)	18,790	2,373
Stock compensation	4,119	4,187	2,345
Tax benefit of stock compensation	4,117	12	3,745
Changes in assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(80,646)	41,846	(61,975)
Prepaid expenses and other assets	2,249	(1,047)	7,815
Accounts payable, accrued salaries and wages and accrued expenses	22,922	(1,187)	(26,293)
Billings in excess of costs and accrued earnings on contracts in process	(3,528)	(9,233)	(3,721)
Other long-term liabilities	(882)	226	32,258
Other, net	(910)	5,078	5,837

Total adjustments and changes	33,816	118,978	12,894

Net cash provided by operating activities	95,520	177,082	68,065

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	—	—	(340,540)
Proceeds from sale of subsidiaries and divisions	—	—	5,840
Capital expenditures, less equipment purchased through capital leases	(19,016)	(18,246)	(53,393)

Net cash used by investing activities	(19,016)	(18,246)	(388,093)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	195,280
Principal payments on long-term debt	(298,950)	(118,413)	(381,648)
Borrowings of long-term debt	26,526	212	476,101
Net borrowings (payments) under the line of credit	5,249	(27,259)	27,259
Capital lease obligations payments	(14,643)	(14,594)	(14,794)
Short-term note borrowings	1,540	1,257	278
Short-term note payments	(1,580)	(1,413)	(3,680)
Net change in book overdraft	30,011	(12,985)	21,197
Proceeds from common stock offering, net of related expenses	204,286	—	—
Proceeds from sale of common shares and exercise of stock options	26,624	17,849	17,003
Call premiums paid for debt extinguishment	(19,688)	—	—
Payment of financing fees	(2,887)	—	(29,639)

Net cash provided (used) by financing activities	(43,512)	(155,346)	307,357

Net increase (decrease) in cash and cash equivalents	32,992	3,490	(12,671)
Cash and cash equivalents at beginning of year	36,275	32,785	45,456

Cash and cash equivalents at end of year	$69,267	$36,275	$32,785

Supplemental information:
Interest paid	$66,629	$63,414	$50,084

Taxes paid	$36,797	$17,180	$30,513

Equipment acquired with capital lease obligations	$11,098	$15,712	$23,419

Non-cash dividends paid in-kind	$—	$—	$6,740

Conversion of Series B preferred stock to common stock	$—	$—	$126,838

Conversion of Series D preferred stock to common stock	$—	$46,733	$—

Net book value of business sold	$—	$—	$5,840

See Notes to Consolidated Financial Statements

NOTE 1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The effect of the restatements on the consolidated balance sheets at October 31, 2004 and 2003 is as follows:

	As of October 31, 2004
	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,299	$36,968	$69,267
All other current assets	989,693	—	989,693

Total current assets	1,021,992	36,968	1,058,960
All other assets	1,209,790	—	1,209,790

	$2,231,782	$36,968	$2,268,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$60,282	$60,282
Accrued expenses and other	83,831	(23,314)	60,517
All other current liabilities	451,590	—	451,590

Total current liabilities	535,421	36,968	572,389
Long-term liabilities	629,137	—	629,137

Total liabilities	1,164,558	36,968	1,201,526
Stockholders’ equity	1,067,224	—	1,067,224

	$2,231,782	$36,968	$2,268,750

	As of October 31, 2003
	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,508	$20,767	$36,275
All other current assets	924,157	—	924,157

Total current assets	939,665	20,767	960,432
All other assets	1,227,947	—	1,227,947

	$2,167,612	$20,767	$2,188,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$30,271	$30,271
Accrued expenses and other	79,854	(9,504)	70,350
All other current liabilities	404,627	—	404,627

Total current liabilities	484,481	20,767	505,248
Long-term liabilities	918,058	—	918,058

Total liabilities	1,402,539	20,767	1,423,306
Stockholders’ equity	765,073	—	765,073

	$2,167,612	$20,767	$2,188,379

     The effect of the restatements on the consolidated statements of cash flows for the years ended October 31, 2004, 2003 and 2002 is as follows:

	Year Ended October 31, 2004
	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$61,704	$—	$61,704

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	36,732	(13,810)	22,922
All other adjustments to reconcile net income to net cash provided by operating activities	10,894	—	10,894

Total adjustments and changes	47,626	(13,810)	33,816

Net cash provided by operating activities	109,330	(13,810)	95,520

Cash flows from investing activities:
Net cash used by investing activities	(19,016)	—	(19,016)

Cash flows from financing activities:
Net change in book overdraft	—	30,011	30,011
All other cash flows from financing activities	(73,523)	—	(73,523)

Net cash used by financing activities	(73,523)	30,011	(43,512)

Net increase in cash and cash equivalents	16,791	16,201	32,992
Cash and cash equivalents at beginning of year	15,508	20,767	36,275

Cash and cash equivalents at end of year	$32,299	$36,968	$69,267

	Year Ended October 31, 2003
	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$58,104	$—	$58,104

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(12,126)	10,939	(1,187)
All other adjustments to reconcile net income to net cash provided by operating activities	120,165	—	120,165

Total adjustments and changes	108,039	10,939	118,978

Net cash provided by operating activities	166,143	10,939	177,082

Cash flows from investing activities:
Net cash used by investing activities	(18,246)	—	(18,246)

Cash flows from financing activities:
Net change in book overdraft	—	(12,985)	(12,985)
All other cash flows from financing activities	(142,361)	—	(142,361)

Net cash used by financing activities	(142,361)	(12,985)	(155,346)

Net increase in cash and cash equivalents	5,536	(2,046)	3,490
Cash and cash equivalents at beginning of year	9,972	22,813	32,785

Cash and cash equivalents at end of year	$15,508	$20,767	$36,275

	Year Ended October 31, 2002
	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$55,171	$—	$55,171

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(5,851)	(20,442)	(26,293)
All other adjustments to reconcile net income to net cash provided by operating activities	39,187	—	39,187

Total adjustments and changes	33,336	(20,442)	12,894

Net cash provided by operating activities	88,507	(20,442)	68,065

Cash flows from investing activities:
Net cash used by investing activities	(388,093)	—	(388,093)

Cash flows from financing activities:
Net change in book overdraft	—	21,197	21,197
All other cash flows from financing activities	286,160	—	286,160

Net cash provided by financing activities	286,160	21,197	307,357

Net decrease in cash and cash equivalents	(13,426)	755	(12,671)
Cash and cash equivalents at beginning of year	23,398	22,058	45,456

Cash and cash equivalents at end of year	$9,972	$22,813	$32,785

     The effect of the restatements on the summarized financial information of our reportable segments at October 31, 2004 and 2003 included in Note 8 is as follows:

	As of October 31, 2004
	As Reported	Adjustments	As Restated
		(In thousands)
Total assets:
URS Division	$906,506	$34,487	$940,993
EG&G Division	237,913	—	237,913

	1,144,419	34,487	1,178,906
Corporate	1,692,632	2,481	1,695,113
Eliminations	(605,269)	—	(605,269)

Total assets	$2,231,782	$36,968	$2,268,750

	As of October 31, 2003
	As Reported	Adjustments	As Restated
	(In thousands)
Total assets:
URS Division	$887,036	$20,767	$907,803
EG&G Division	202,700	—	202,700

	1,089,736	20,767	1,110,503
Corporate	1,667,239	—	1,667,239
Eliminations	(589,363)	—	(589,363)

Total assets	$2,167,612	$20,767	$2,188,379

     The effect of the restatements on the supplemental guarantor information at October 31, 2004 and 2003 included in Note 15 is as follows:

	As of October 31, 2004
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,310	$2,481	$25,791
All other current assets	25,957	—	25,957

Total current assets	49,267	2,481	51,748
All other assets	1,643,365	—	1,643,365

	$1,692,632	$2,481	$1,695,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$2,481	$2,481
Accrued expenses and other	17,903	—	17,903
All other current liabilities	38,881	—	38,881

Total current liabilities	56,784	2,481	59,265
Long-term liabilities	568,624	—	568,624

Total liabilities	625,408	2,481	627,889
Stockholders’ equity	1,067,224	—	1,067,224

	$1,692,632	$2,481	$1,695,113

	As of October 31, 2004
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,556	$24,755	$32,311
All other current assets	833,447	—	833,447

Total current assets	841,003	24,755	865,758
All other assets	142,944	—	142,944

	$983,947	$24,755	$1,008,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$48,069	$48,069
Accrued expenses and other	60,951	(23,314)	37,637
All other current liabilities	362,292	—	362,292

Total current liabilities	423,243	24,755	447,998
Long-term liabilities	59,690	—	59,690

Total liabilities	482,933	24,755	507,688
Stockholders’ equity	501,014	—	501,014

	$983,947	$24,755	$1,008,702

	As of October 31, 2004
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,433	$9,732	$11,165
All other current assets	130,289	—	130,289

Total current assets	131,722	9,732	141,454
All other assets	28,750	—	28,750

	$160,472	$9,732	$170,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$9,732	$9,732
Accrued expenses and other	4,977	—	4,977
All other current liabilities	50,417	—	50,417

Total current liabilities.	55,394	9,732	65,126
Long-term liabilities	823	—	823

Total liabilities	56,217	9,732	65,949
Stockholders’ equity	104,255	—	104,255

	$160,472	$9,732	$170,204

	As of October 31, 2003
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,099	$—	$9,099
All other current assets	21,953	—	21,953

Total current assets	31,052	—	31,052
All other assets	1,636,187	—	1,636,187

	$1,667,239	$—	$1,667,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$—	$—
Accrued expenses and other	34,286	—	34,286
All other current liabilities	11,698	—	11,698

Total current liabilities	45,984	—	45,984
Long-term liabilities	856,182	—	856,182

Total liabilities	902,166	—	902,166
Stockholders’ equity	765,073	—	765,073

	$1,667,239	$—	$1,667,239

	As of October 31, 2003
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,316	$12,791	$15,107
All other current assets	798,783	—	798,783

Total current assets	801,099	12,791	813,890
All other assets	153,307	—	153,307

	$954,406	$12,791	$967,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$22,295	$22,295
Accrued expenses and other	39,206	(9,504)	29,702
All other current liabilities	355,987	—	355,987

Total current liabilities	395,193	12,791	407,984
Long-term liabilities	61,320	—	61,320

Total liabilities	456,513	12,791	469,304
Stockholders’ equity	497,893	—	497,893

	$954,406	$12,791	$967,197

	As of October 31, 2003
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,093	$7,976	$12,069
All other current assets	103,421	—	103,421

Total current assets	107,514	7,976	115,490
All other assets	27,816	—	27,816

	$135,330	$7,976	$143,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$7,976	$7,976
Accrued expenses and other	6,362	—	6,362
All other current liabilities	36,942	—	36,942

Total current liabilities	43,304	7,976	51,280
Long-term liabilities	556	—	556

Total liabilities	43,860	7,976	51,836
Stockholders’ equity	91,470	—	91,470

	$135,330	$7,976	$143,306

	Year Ended October 31, 2004
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$61,704	$—	$61,704

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	114,115	—	114,115
All other adjustments to reconcile net income to net cash provided by operating activities	(103,072)	—	(103,072)

Total adjustments and changes	11,043	—	11,043

Net cash provided by operating activities	72,747	—	72,747

Cash flows from investing activities:
Net cash used by investing activities	(1,333)	—	(1,333)

Cash flows from financing activities:
Net change in book overdraft	—	2,481	2,481
All other cash flows from financing activities	(57,203)	—	(57,203)

Net cash used by financing activities	(57,203)	2,481	(54,722)

Net increase in cash and cash equivalents	14,211	2,481	16,692
Cash and cash equivalents at beginning of year	9,099	—	9,099

Cash and cash equivalents at end of year	$23,310	$2,481	$25,791

	Year Ended October 31, 2004
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$130,243	$—	$130,243

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(91,866)	(13,810)	(105,676)
All other adjustments to reconcile net income to net cash provided by operating activities	(2,901)	—	(2,901)

Total adjustments and changes	(94,767)	(13,810)	(108,577)

Net cash provided by operating activities	35,476	(13,810)	21,666

Cash flows from investing activities:
Net cash used by investing activities	(14,124)	—	(14,124)

Cash flows from financing activities:
Net change in book overdraft	—	25,774	25,774
All other cash flows from financing activities	(16,112)	—	(16,112)

Net cash provided (used) by financing activities	(16,112)	25,774	9,662

Net increase in cash and cash equivalents	5,240	11,964	17,204
Cash and cash equivalents at beginning of year	2,316	12,791	15,107

Cash and cash equivalents at end of year	$7,556	$24,755	$32,311

	Year Ended October 31, 2004
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$3,832	$—	$3,832

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	12,863	—	12,863
All other adjustments to reconcile net income to net cash provided by operating activities	(15,588)	—	(15,588)

Total adjustments and changes	(2,725)	—	(2,725)

Net cash provided by operating activities	1,107	—	1,107

Cash flows from investing activities:
Net cash used by investing activities	(3,559)	—	(3,559)

Cash flows from financing activities:
Net change in book overdraft	—	1,756	1,756
All other cash flows from financing activities	(208)	—	(208)

Net cash provided (used) by financing activities	(208)	1,756	1,548

Net decrease in cash and cash equivalents	(2,660)	1,756	(904)
Cash and cash equivalents at beginning of year	4,093	7,976	12,069

Cash and cash equivalents at end of year	$1,433	$9,732	$11,165

	Year Ended October 31, 2003
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$58,104	$—	$58,104

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	194,605	—	194,605
All other adjustments to reconcile net income to net cash provided by operating activities	(113,168)	—	(113,168)

Total adjustments and changes	81,437	—	81,437

Net cash provided by operating activities	139,541	—	139,541

Cash flows from investing activities:
Net cash provided by investing activities	291	—	291

Cash flows from financing activities:
Net change in book overdraft	—	(4,176)	(4,176)
All other cash flows from financing activities	(126,733)	—	(126,733)

Net cash used by financing activities	(126,733)	(4,176)	(130,909)

Net increase in cash and cash equivalents	13,099	(4,176)	8,923
Cash and cash equivalents at beginning of year	(4,000)	4,176	176

Cash and cash equivalents at end of year	$9,099	$—	$9,099

	Year Ended October 31, 2003
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$120,935	$—	$120,935

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(203,009)	10,939	(192,070)
All other adjustments to reconcile net income to net cash provided by operating activities	105,863	—	105,863

Total adjustments and changes	(97,146)	10,939	(86,207)

Net cash provided by operating activities	23,789	10,939	34,728

Cash flows from investing activities:
Net cash used by investing activities	(14,385)	—	(14,385)

Cash flows from financing activities:
Net change in book overdraft	—	(8,361)	(8,361)
All other cash flows from financing activities	(15,310)	—	(15,310)

Net cash used by financing activities	(15,310)	(8,361)	(23,671)

Net decrease in cash and cash equivalents	(5,906)	2,578	(3,328)
Cash and cash equivalents at beginning of year	8,222	10,213	18,435

Cash and cash equivalents at end of year	$2,316	$12,791	$15,107

	Year Ended October 31, 2003
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$5,207	$—	$5,207

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	689		689
All other adjustments to reconcile net income to net cash provided by operating activities	(3,083)	—	(3,083)

Total adjustments and changes	(2,394)	—	(2,394)

Net cash provided by operating activities	2,813	—	2,813

Cash flows from investing activities:
Net cash used by investing activities	(4,152)	—	(4,152)

Cash flows from financing activities:
Net change in book overdraft	—	(448)	(448)
All other cash flows from financing activities	(318)	—	(318)

Net cash used by financing activities	(318)	(448)	(766)

Net decrease in cash and cash equivalents	(1,657)	(448)	(2,105)
Cash and cash equivalents at beginning of year	5,750	8,424	14,174

Cash and cash equivalents at end of year	$4,093	$7,976	$12,069

	Year Ended October 31, 2002
Corporate	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$55,171	$—	$55,171

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	21,607	—	21,607
All other adjustments to reconcile net income to net cash provided by operating activities	(44,638)	—	(44,638)

Total adjustments and changes	(23,031)	—	(23,031)

Net cash provided by operating activities	32,140	—	32,140

Cash flows from investing activities:
Net cash used by investing activities	(341,802)	—	(341,802)

Cash flows from financing activities:
Net change in book overdraft	—	4,176	4,176
All other cash flows from financing activities	303,963	—	303,963

Net cash provided by financing activities	303,963	4,176	308,139

Net decrease in cash and cash equivalents	(5,699)	4,176	(1,523)
Cash and cash equivalents at beginning of year	1,699	—	1,699

Cash and cash equivalents at end of year	$(4,000)	$4,176	$176

	Year Ended October 31, 2002
Subsidiary Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$103,879	$—	$103,879

Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	(37,301)	(20,442)	(57,743)
All other adjustments to reconcile net income to net cash provided by operating activities	(9,922)	—	(9,922)

Total adjustments and changes	(47,223)	(20,442)	(67,665)

Net cash provided by operating activities	56,656	(20,442)	36,214

Cash flows from investing activities:
Net cash used by investing activities	(40,788)	—	(40,788)

Cash flows from financing activities:
Net change in book overdraft	—	18,782	18,782
All other cash flows from financing activities	(14,534)	—	(14,534)

Net cash provided (used) by financing activities	(14,534)	18,782	4,248

Net increase (decrease) in cash and cash equivalents	1,334	(1,660)	(326)
Cash and cash equivalents at beginning of year	6,888	11,873	18,761

Cash and cash equivalents at end of year	$8,222	$10,213	$18,435

	Year Ended October 31, 2002
Subsidiary Non-Guarantors	As Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$1,653	$—	$1,653

Adjustments to reconcile net income to net cash used by operating activities:
Change in assets and liabilities:
Accounts payable, accrued salaries and wages and accrued expenses	6,871	—	6,871
All other adjustments to reconcile net income to net cash provided by operating activities	(8,813)	—	(8,813)

Total adjustments and changes	(1,942)	—	(1,942)

Net cash used by operating activities	(289)	—	(289)

Cash flows from investing activities:
Net cash used by investing activities	(5,503)	—	(5,503)

Cash flows from financing activities:
Net change in book overdraft	—	(1,761)	(1,761)
All other cash flows from financing activities	(3,269)	—	(3,269)

Net cash used by financing activities	(3,269)	(1,761)	(5,030)

Net decrease in cash and cash equivalents	(9,061)	(1,761)	(10,822)
Cash and cash equivalents at beginning of year	14,811	10,185	24,996

Cash and cash equivalents at end of year	$5,750	$8,424	$14,174

URS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents/Book Overdraft

     We consider all highly liquid investments with maturities of three months or less to be cash equivalents. From time to time, we have book overdrafts. Book overdrafts result from transactions that had not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these transactions as they clear the bank in subsequent periods.

Fair Value of Financial Instruments

     At October 31, 2004 and 2003, the carrying amounts of some of our financial instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair values due to their short maturities. The fair values of our Credit Facility and other variable rate debt is based on current interest rates and approximates fair values. The fair values of our other long-term debt obligations exceed the carrying values as disclosed in Note 6, “Current and Long-Term Debt.”

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years ended October 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Numerator—Basic
Net income after preferred stock dividend	$61,704	$58,104	$49,232
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	894	907

Net income available for common stockholders	$61,704	$57,210	$48,325

Denominator—Basic
Weighted-average common stock shares outstanding assuming participating preferred stock converted to common stock shares	39,123	32,688	22,554
Less: weighted-average shares associated with convertible participating preferred stock	—	504	416

Weighted-average common stock shares outstanding	39,123	32,184	22,138

Basic income per share	$1.58	$1.78	$2.18

Numerator—Diluted
Net income after preferred stock dividend	$61,704	$58,104	$49,232
Preferred stock dividend	—	—	5,939
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	894	907

Net income available for common stockholders	$61,704	$57,210	$54,264

Denominator—Diluted
Weighted-average common stock shares outstanding	39,123	32,184	22,138
Effect of dilutive securities:
Stock options	1,231	354	1,194
Convertible preferred stock	—	—	3,390

Weighted-average common stock shares outstanding considering the effect of dilutive securities	40,354	32,538	26,722

Diluted income per share	$1.53	$1.76	$2.03

     Our 6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”) are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. However, the effect of the assumed conversion of our 6 1/2% debentures was not included in our computation of diluted income per share because it would be anti-dilutive.

     Potential shares associated with outstanding stock options not included in our computation of diluted income per share in the periods presented were 52 thousand, 3.1 million, and 66 thousand shares, respectively for fiscal years 2004, 2003 and 2002. They were excluded because the exercise price of the option was greater than the average per share market value of our common stock. Potential shares associated with our Series D Preferred Stock was not included in our computation of diluted income per share for fiscal years 2003 and 2002 because their impact would be anti-dilutive.

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

     If the compensation cost for awards under the Plans had been determined in accordance with SFAS 123, as amended, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except per share amount)
Numerator — Basic
Net income:
As reported	$61,704	$58,104	$49,232
Add: Total stock-based compensation expense as reported	2,643	2,525	1,408
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	894	907
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	11,922	9,385	10,213

Pro forma net income	$52,425	$50,350	$39,520

Denominator — Basic
Weighted-average common stock shares outstanding	39,123	32,184	22,138

Basic income per share:
As reported	$1.58	$1.78	$2.18
Pro forma	$1.34	$1.57	$1.79

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended October 31,
	2004	2003	2002
	(In thousands, except per share amount)
Numerator — Diluted
Net income:
As reported	$61,704	$58,104	$49,232
Preferred stock dividends	—	—	5,939

Net income	61,704	58,104	55,171
Add: Total stock-based compensation expense as reported	2,643	2,525	1,408
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	1,180	845
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	11,922	9,385	10,213

Pro forma net income	$52,425	$50,064	$45,521

Denominator — Diluted
Weighted-average common stock shares outstanding	40,354	32,538	26,722

Diluted income per share:
As reported	$1.53	$1.76	$2.03
Pro forma	$1.30	$1.55	$1.70

     See further discussion on our stock options under Note 10. “Stockholders’ Equity”

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

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (“Revised SFAS 132”). Revised

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SFAS 132 requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003 and were included in our Form 10-Q commencing with the period ended April 30, 2004. Our required Revised SFAS 132 disclosures are included in Note 11, “Employee Retirement Plans.”

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

     Depreciation expense related to property and equipment for the fiscal years ended 2004, 2003 and 2002 was $38.3 million, $39.9 million, and $33.7 million, respectively.

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

     The Purchased intangible assets are amortized using the straight-line method based on the estimated useful life of the intangible assets. Amortization expense related to our purchased intangible assets for the years ended October 31, 2004 and 2003 was $3.1 million and $4.1 million respectively.

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

     The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October 2004 and has several provisions that may impact our income taxes in the future, including the repeal of the extraterritorial income exclusion, incentives for the repatriation of foreign income through December 2004, and a deduction related to qualified production activities taxable income. The FASB proposed that the qualified production activities deduction is a special deduction and will have no impact on deferred taxes existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the impact of the FASB guidance related to qualified production activities on our effective tax rate in future periods. The FASB also provided guidance for the appropriate point at which a Company should reflect in its financial statements the effects of a one time tax benefit on the repatriation of foreign earnings. We are currently evaluating the impact of the provisions of the FASB guidance related to the potential repatriation of foreign earnings.

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

     Our obligations under our Credit Facility, our 12 1/4% notes and our 11 1/2% notes have been substantially guaranteed by all of our domestic subsidiaries. See further discussion at Note 15, “Supplemental Guarantor Information” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     We have amended our Credit Facility on six separate occasions. The first amendment, dated January 30, 2003, increased our maximum leverage ratios through January 31, 2004, and increased the interest rate margins by

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

0.25% on our Credit Facility, but also provided that if we achieved the original leverage ratio of 3.90:1 or less at October 31, 2003, the original interest rate margins would be restored. Because we achieved this ratio, the original interest rate margins were restored in January 2004. The second amendment, dated November 6, 2003, enabled us to repurchase and redeem our 11 1/2% Senior Notes (“11 1/2% notes”), 12 1/4% Senior Subordinated Notes (“12 1/4% notes”) and/or our 6 1/2% debentures with the entire proceeds of an equity issuance up to $220.0 million. The third amendment, dated December 16, 2003, reduced the interest rate margins on Term Loan B. The fourth amendment, dated March 29, 2004, increased the equity offering proceeds that could be used to repurchase or redeem our outstanding notes and debentures to $300.0 million and permitted us to borrow unsecured debt and/or use our revolving line of credit for this purpose if our leverage ratio was less than 2.50 after giving effect to the transaction. The fifth amendment, dated June 4, 2004, reduced the interest rate margins on our Credit Facility, upon attaining credit ratings of BB from Standard & Poor’s and Ba2 from Moody’s, to 1.0% for base rate borrowings and to 2.0% for Eurodollar borrowings. We also increased the credit limit on our revolving line of credit to $225.0 million and increased the outstanding amount of our Term Loan B by $25.0 million. The sixth amendment, dated November 29, 2004, permitted us to change our fiscal year to a calendar year.

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

NOTE 8. SEGMENT AND RELATED INFORMATION

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

     The total assets information presented in the following tables has been restated to gross amounts of cash and cash equivalents as explained in Note 1, “Restatement of Consolidated Financial Statements.”

	As of October 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
			(Restated, See Note 1)
	(In thousands)
URS Division	$739,828	$133,444	$940,993
EG&G Division	212,210	6,299	237,913

	952,038	139,743	1,178,906
Corporate	—	3,469	1,695,113
Eliminations	—	—	(605,269)

Total	$952,038	$143,212	$2,268,750

	As of October 31, 2003
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
			(Restated, See Note 1)
	(In thousands)
URS Division	$703,676	$142,714	$907,803
EG&G Division	182,491	6,255	202,700

	886,167	148,969	1,110,503
Corporate	—	1,584	1,667,239
Eliminations	—	—	(589,363)

Total	$886,167	$150,553	$2,188,379

	For the Fiscal Year Ended October 31, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
		(In thousands)
URS Division	$2,255,188	$167,465	$35,597
EG&G Division	1,129,772	54,860	5,403
Eliminations	(2,997)	—	—

	3,381,963	222,325	41,000
Corporate	—	(61,248)	407

Total	$3,381,963	$161,077	$41,407

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended October 31, 2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
		(In thousands)
URS Division	$2,259,145	$165,888	$37,119
EG&G Division	927,569	47,768	6,381

	3,186,714	213,656	43,500
Corporate	—	(33,251)	488

Total	$3,186,714	$180,405	$43,988

	For the Fiscal Year Ended October 31, 2002
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
		(In thousands)
URS Division	$2,241,457	$169,389	$32,930
EG&G Division	186,370	7,430	390

	2,427,827	176,819	33,320
Corporate	—	(30,003)	417

Total	$2,427,827	$146,816	$33,737

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

NOTE 10. STOCKHOLDERS’ EQUITY

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

NOTE 11. EMPLOYEE RETIREMENT PLANS

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

     The Radian defined pension plans include a Supplemental Executive Retirement Plan (“Radian SERP”) and Salary Continuation Agreement (“SCA”) which are intended to supplement retirement benefits provided by other benefit plans upon the participants meeting minimum age and years of service requirements. The Radian SERP and SCA provide benefits based on fixed amounts of historical compensation and therefore increases in compensation do not need to be considered in our calculation of the projected benefit obligation or periodic pension cost related to these plans. As there is no funding requirement for the Radian SERP and SCA, the benefit payable shall be “unfunded,” as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of the Employee Retirement Income Securities Act (“ERISA”). As of October 31, 2004 and 2003, there were no plan assets under the Radian SERP and SCA and these plans are unfunded. However, at October 31, 2004 and 2003, we had designated and deposited $3.2 million and $4.0 million, respectively, in a trust account for the Radian SERP. The decrease in our designated deposit balance from October 31, 2003 to October 31, 2004 was due to benefit payments made. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum age and years of service requirements. This post-retirement benefit program is also unfunded and the historical costs, accumulated benefit obligation and projected benefit obligation for this post-retirement benefit program are not significant. We measure pension costs according to actuarial valuations and the projected unit credit cost method is used to determine pension cost for financial accounting purposes.

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

     The EG&G pension plan provides retirement benefit payments for the life of participating retired employees. The EG&G post-retirement medical plan provides certain medical benefits to employees that meet certain eligibility requirements. All of these benefits may be subject to deductibles, co-payment provisions, and other limitations. As discussed in Note 2 to our consolidated financial statements, based on an analysis of the Medicare Act, FSP 106-2, and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees is not actuarially equivalent to Medicare Part D and therefore, our measures of the accumulated post-retirement benefit obligation and net periodic pension costs of our post-retirement plans do not reflect any amount associated with the subsidy. We measure our pension costs according to actuarial valuations and the projected unit credit cost method is used to determine pension costs for financial accounting purposes.

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

$3,003

NOTE 12. VALUATION AND ALLOWANCE ACCOUNTS

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

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

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

NOTE 14. SUBSEQUENT EVENT

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

     The condensed consolidating financial information has been restated to report the gross amounts of cash and cash equivalents and to change the classification of book overdraft balances from accrued expenses to book overdrafts, as explained in Note 1.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	October 31, 2004
	(Restated, See Note 1)
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,791	$32,311	$11,165	$—	$69,267
Accounts receivable	—	493,654	82,285	—	575,939
Costs and accrued earnings in excess of billings on contracts in process	—	360,212	53,179	—	413,391
Less receivable allowances	—	(31,162)	(6,130)	—	(37,292)

Net accounts receivable	—	822,704	129,334	—	952,038

Deferred income taxes	16,612	—	—	—	16,612
Prepaid expenses and other assets	9,345	10,743	955	—	21,043

Total current assets	51,748	865,758	141,454	—	1,058,960
Property and equipment at cost, net	3,469	126,113	13,630	—	143,212
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	8,244	—	—	—	8,244
Investment in subsidiaries	605,269	—	—	(605,269)	—
Other assets	21,703	16,831	15,120	—	53,654

	$1,695,113	$1,008,702	$170,204	$(605,269)	$2,268,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$2,481	$48,069	$9,732	$—	$60,282
Current portion of long-term debt	24,361	17,200	58	—	41,619
Accounts payable and subcontractors payable	11,040	150,729	15,553	—	177,322
Accrued salaries and wages	3,480	132,866	16,829	—	153,175
Accrued expenses and other	17,903	37,637	4,977	—	60,517
Billings in excess of costs and accrued earnings on contracts in process	—	61,497	17,977	—	79,474

Total current liabilities	59,265	447,998	65,126	—	572,389
Long-term debt	475,935	26,095	88	—	502,118
Deferred income taxes	31,477	—	—	—	31,477
Other long-term liabilities	61,212	33,595	735	—	95,542

Total liabilities	627,889	507,688	65,949	—	1,201,526

Stockholders’ equity:
Total stockholders’ equity	1,067,224	501,014	104,255	(605,269)	1,067,224

	$1,695,113	$1,008,702	$170,204	$(605,269)	$2,268,750

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	October 31, 2003
	(Restated, See Note 1)
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,099	$15,107	$12,069	$—	$36,275
Accounts receivable	—	457,837	67,766	—	525,603
Costs and accrued earnings in excess of billings on contracts in process	—	350,234	43,436	—	393,670
Less receivable allowances	—	(26,756)	(6,350)	—	(33,106)

Net accounts receivable	—	781,315	104,852	—	886,167

Deferred income taxes	13,315	—	—	—	13,315
Prepaid expenses and other assets	8,638	17,468	(1,431)	—	24,675

Total current assets	31,052	813,890	115,490	—	960,432
Property and equipment at cost, net	1,584	135,656	13,313	—	150,553
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	11,391	—	—	—	11,391
Investment in subsidiaries	589,363	—	—	(589,363)	—
Other assets	29,169	17,651	14,503	—	61,323

	$1,667,239	$967,197	$143,306	$(589,363)	$2,188,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$22,295	$7,976	$—	$30,271
Current portion of long-term debt	7,060	16,814	11	—	23,885
Accounts payable and subcontractors payable	2,834	156,354	12,779	—	171,967
Accrued salaries and wages	1,804	110,582	13,387	—	125,773
Accrued expenses and other	34,286	29,702	6,362	—	70,350
Billings in excess of costs and accrued earnings on contracts in process	—	72,237	10,765	—	83,002

Total current liabilities	45,984	407,984	51,280	—	505,248
Long-term debt	755,798	32,515	395	—	788,708
Deferred income taxes	32,926	—	—	—	32,926
Other long-term liabilities	67,458	28,805	161	—	96,424

Total liabilities	902,166	469,304	51,836	—	1,423,306

Stockholders’ equity:
Total stockholders’ equity	765,073	497,893	91,470	(589,363)	765,073

	$1,667,239	$967,197	$143,306	$(589,363)	$2,188,379

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$3,073,517	$314,453	$(6,007)	$3,381,963
Direct operating expenses	—	1,972,839	174,058	(6,007)	2,140,890

Gross profit	—	1,100,678	140,395	—	1,241,073
Indirect, general and administrative expenses	61,248	885,617	133,131	—	1,079,996

Operating income (loss)	(61,248)	215,061	7,264		161,077
Interest expense, net	57,499	1,358	976	—	59,833

Income (loss) before income taxes	(118,747)	213,703	6,288	—	101,244
Income tax expense (benefit)	(46,376)	83,460	2,456	—	39,540

Income (loss) before equity in net earnings of subsidiaries	(72,371)	130,243	3,832	—	61,704
Equity in net earnings of subsidiaries	134,075	—	—	(134,075)	—

Net income	61,704	130,243	3,832	(134,075)	61,704
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefits	1,531	(3,720)	—	—	(2,189)
Foreign currency translation adjustments	—	—	3,490	—	3,490

Comprehensive income	$63,235	$126,523	$7,322	$(134,075)	$63,005

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2003
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$2,930,134	$264,273	$(7,693)	$3,186,714
Direct operating expenses	—	1,870,303	142,729	(7,693)	2,005,339

Gross profit	—	1,059,831	121,544	—	1,181,375
Indirect, general and administrative expenses	33,251	855,524	112,195	—	1,000,970

Operating income (loss)	(33,251)	204,307	9,349	—	180,405
Interest expense, net	80,145	2,749	677	—	83,571

Income (loss) before income taxes	(113,396)	201,558	8,672	—	96,834
Income tax expense (benefit)	(45,358)	80,623	3,465	—	38,730

Income (loss) before equity in net earnings of subsidiaries	(68,038)	120,935	5,207	—	58,104
Equity in net earnings of subsidiaries	126,142	—	—	(126,142)	—

Net income	58,104	120,935	5,207	(126,142)	58,104
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefits	(270)	(1,626)	—	—	(1,896)
Foreign currency translation adjustments	—	—	6,122	—	6,122

Comprehensive income	$57,834	$119,309	$11,329	$(126,142)	$62,330

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2002
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$2,208,396	$225,172	$(5,741)	$2,427,827
Direct operating expenses	—	1,373,478	121,649	(5,741)	1,489,386

Gross profit	—	834,918	103,523	—	938,441
Indirect, general and administrative expenses	30,004	663,051	98,570	—	791,625

Operating income (loss)	(30,004)	171,867	4,953	—	146,816
Interest expense, net	53,164	318	2,223	—	55,705

Income (loss) before taxes	(83,168)	171,549	2,730	—	91,111
Income tax expense (benefit)	(32,807)	67,670	1,077	—	35,940

Income (loss) before equity in net earnings of subsidiaries	(50,361)	103,879	1,653	—	55,171
Equity in net earnings of subsidiaries	105,532	—	—	(105,532)	—

Net income	55,171	103,879	1,653	(105,532)	55,171
Preferred stock dividend	5,939	—	—	—	5,939

Net income available for common stockholders	49,232	103,879	1,653	(105,532)	49,232
Other comprehensive loss:
Minimum pension liability adjustments, net of tax benefits	(271)	(114)	—	—	(385)
Foreign currency translation adjustments	—	—	(785)	—	(785)

Comprehensive income	$48,961	$103,765	$868	$(105,532)	$48,062

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2004
	(Restated, See Note 1)
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$61,704	$130,243	$3,832	$(134,075)	$61,704

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407	36,892	4,108	—	41,407
Amortization of financing fees	6,772	—	—	—	6,772
Costs incurred for extinguishment of debt	28,165	—	—	—	28,165
Provision for doubtful accounts	—	13,499	1,278	—	14,777
Deferred income taxes	(4,746)	—	—	—	(4,746)
Stock compensation	4,119	—	—	—	4,119
Tax benefit of stock compensation	4,117	—	—	—	4,117
Equity in net earnings of subsidiaries	(134,075)	—	—	134,075	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(54,888)	(25,758)	—	(80,646)
Prepaid expenses and other assets	(2,092)	6,727	(2,386)	—	2,249
Accounts payable, accrued salaries and wages and accrued expenses	114,115	(105,676)	12,863	1,620	22,922
Billings in excess of costs and accrued earnings on contracts in process	—	(10,741)	7,213	—	(3,528)
Other long-term liabilities	(6,246)	4,791	573	—	(882)
Other, net	507	819	(616)	(1,620)	(910)

Total adjustments	11,043	(108,577)	(2,725)	134,075	33,816

Net cash provided by operating activities	72,747	21,666	1,107	—	95,520

Cash flows from investing activities:
Capital expenditures	(1,333)	(14,124)	(3,559)	—	(19,016)

Net cash used by investing activities	(1,333)	(14,124)	(3,559)	—	(19,016)

Cash flows from financing activities:
Long-term debt principal payments	(295,455)	(3,495)	—	—	(298,950)
Long-term debt borrowings	24,999	1,527	—	—	26,526
Net borrowings under the line of credit	5,249	—	—	—	5,249
Capital lease obligation payments	(195)	(14,102)	(346)	—	(14,643)
Short-term note borrowings	—	—	1,540	—	1,540
Short-term note payments	(136)	(42)	(1,402)	—	(1,580)
Net change in book overdraft	2,481	25,774	1,756	—	30,011
Proceeds from common stock offering, net of related expenses	204,286	—	—	—	204,286
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	26,624	—	—	—	26,624
Call premiums paid for debt extinguishment	(19,688)	—	—	—	(19,688)
Payment for financing fees	(2,887)	—	—	—	(2,887)

Net cash used by financing activities	(54,722)	9,662	1,548	—	(43,512)

Net increase (decrease) in cash and cash equivalents	16,692	17,204	(904)	—	32,992
Cash and cash equivalents at beginning of year	9,099	15,107	12,069	—	36,275

Cash and cash equivalents at end of year	$25,791	$32,311	$11,165	$—	$69,267

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2003
			(Restated, See Note 1)
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$58,104	$120,935	$5,207	$(126,142)	$58,104

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	40,010	3,489	—	43,988
Amortization of financing fees	7,496	—	—	—	7,496
Provision for doubtful accounts	—	9,167	(345)	—	8,822
Deferred income taxes	18,790	—	—	—	18,790
Stock compensation	4,187	—	—	—	4,187
Tax benefit of stock compensation	12	—	—	—	12
Equity in net earnings of subsidiaries	(126,142)	—	—	126,142	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	53,024	(11,178)	—	41,846
Prepaid expenses and other assets	(1,823)	(3,483)	4,259	—	(1,047)
Accounts payable, accrued salaries and wages and accrued expenses	194,605	(192,070)	689	(4,411)	(1,187)
Billings in excess of costs and accrued earnings on contracts in process	—	(10,767)	1,534	—	(9,233)
Other long-term liabilities	2,189	(1,970)	7		226
Other, net	(18,366)	19,882	(849)	4,411	5,078

Total adjustments	81,437	(86,207)	(2,394)	126,142	118,978

Net cash provided by operating activities	139,541	34,728	2,813	—	177,082

Cash flows from investing activities:
Capital expenditures	291	(14,385)	(4,152)	—	(18,246)

Net cash provided (used) by investing activities	291	(14,385)	(4,152)	—	(18,246)

Cash flows from financing activities:
Long-term debt principal payments	(117,192)	(1,221)	—	—	(118,413)
Long-term debt borrowings	—	212	—	—	212
Net borrowings under the line of credit	(27,259)	—	—	—	(27,259)
Capital lease obligation payments	(45)	(14,351)	(198)	—	(14,594)
Short-term note borrowings	—	77	1,180	—	1,257
Short-term note payments	(86)	(27)	(1,300)	—	(1,413)
Net change in book overdraft	(4,176)	(8,361)	(448)	—	(12,985)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	17,849	—	—	—	17,849

Net cash used by financing activities	(130,909)	(23,671)	(766)	—	(155,346)

Net increase (decrease) in cash and cash equivalents	8,923	(3,328)	(2,105)	—	3,490
Cash and cash equivalents at beginning of year	176	18,435	14,174	—	32,785

Cash and cash equivalents at end of year	$9,099	$15,107	$12,069	$—	$36,275

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2002
	(Restated, See Note 1)
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$55,171	$103,879	$1,653	$(105,532)	$55,171

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	30,420	2,900	—	33,737
Amortization of financing fees	4,220	—	—	—	4,220
Loss on extinguishment of debt	7,620	—	—	—	7,620
Provision for doubtful accounts	—	3,199	1,734	—	4,933
Deferred income taxes	2,373	—	—	—	2,373
Stock compensation	2,345	—	—	—	2,345
Tax benefit of stock compensation	3,745	—	—	—	3,745
Equity in net earnings of subsidiaries	(105,532)	—	—	105,532	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(52,331)	(9,644)	—	(61,975)
Prepaid expenses and other assets	2,165	6,445	(795)	—	7,815
Accounts payable, accrued salaries and wages and accrued expenses	21,607	(57,743)	6,871	2,972	(26,293)
Billings in excess of costs and accrued earnings on contracts in process	—	(1,843)	(1,878)	—	(3,721)
Other long-term liabilities	31,362	1,268	(372)	—	32,258
Other, net	6,647	2,920	(758)	(2,972)	5,837

Total adjustments	(23,031)	(67,665)	(1,942)	105,532	12,894

Net cash provided (used) by operating activities	32,140	36,214	(289)	—	68,065

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	(340,540)	—	—	—	(340,540)
Proceeds from sale of a division	—	5,840	—	—	5,840
Capital expenditures	(1,262)	(46,628)	(5,503)	—	(53,393)

Net cash used by investing activities	(341,802)	(40,788)	(5,503)	—	(388,093)

Cash flows from financing activities:
Proceeds from issuance of debt	195,280	—	—	—	195,280
Long-term debt principal payments	(381,648)	—	—	—	(381,648)
Long-term debt borrowings	476,101	—	—	—	476,101
Net borrowings under the line of credit	27,259	—	—	—	27,259
Capital lease obligation payments	(635)	(14,137)	(22)	—	(14,794)
Short-term note borrowings	278	—	—	—	278
Short-term note payments	(36)	(397)	(3,247)	—	(3,680)
Net change in book overdraft	4,176	18,782	(1,761)	—	21,197
Proceeds from sale of common shares and exercise of stock options	17,003	—	—	—	17,003
Payment of financing fees	(29,639)	—	—	—	(29,639)

Net cash provided (used) by financing activities	308,139	4,248	(5,030)	—	307,357

Net decrease in cash and cash equivalents	(1,523)	(326)	(10,822)	—	(12,671)
Cash and cash equivalents at beginning of year	1,699	18,761	24,996	—	45,456

Cash and cash equivalents at end of year	$176	$18,435	$14,174	$—	$32,785

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The following has been amended to reflect the restatement of our consolidated financial statements as discussed further in the Explanatory Note and in Note 1 of the Notes to Consolidated Financial Statements appearing in Item 8 of this amended Annual Report on Form 10-K/A.

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act) for our company.

     On February 7, 2005, in connection with the preparation of our transition report on Form 10-Q for the two month period ended December 31, 2004, our management, in consultation with the Audit Committee of the Board of Directors (the “Audit Committee”), concluded that it was necessary to correct our application of Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105” (“FIN 39”). Management concluded that, while some of our book overdrafts historically had been reported as current liabilities, others were offset against cash and cash equivalent balances and should have been reported as current liabilities under FIN 39. Accordingly, we have restated our consolidated balance sheets as of October 31, 2004 and 2003 to report the gross amounts of cash and cash equivalents and to change the classification of book overdraft balances from accrued expenses to book overdrafts. We also have made corresponding adjustments to our consolidated statements of cash flows for the years ended October 31, 2004, 2003 and 2002 to reflect the book overdrafts as financing activities rather than operating activities. The restatement was based on guidance in FIN 39, which permits offsetting of assets and liabilities only if the debtor has a valid, legal right of offset as defined by FIN 39.

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

     In light of the material weakness described above, our Chief Executive Officer and Chief Financial Officer now believe that our disclosure controls and procedures were not effective as of the end of the fiscal years covered by this report since they resulted in a need to restate our financial statements as described above.

     (b) Changes in internal controls. There were no changes in our internal controls over financial reporting during the year ended October 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. However, contemporaneously with the filing of this report, we have implemented changes to our internal controls to correct the material weakness identified, as described above.

     (c) Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer now believe that our disclosure controls and procedures were not effective at the “reasonable assurance” level as of the end of the fiscal years covered by this report since they resulted in a need to restate our financial statements as described above. However, with the changes in our internal controls implemented contemporaneously with the filing of this report, our Chief Executive Officer and Chief Financial Officer now believe that these controls and procedures are effective at the “reasonable assurance” level.

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

4.57
Articles of Incorporation of E.C. Driver & Associates, Inc., a Florida corporation (“E.C. Driver”), filed as Exhibit 4.57 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.58	Bylaws of E.C. Driver, filed as Exhibit 4.58 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.59
Certificate of Incorporation of Lear Siegler Logistics International, Inc., a Delaware corporation (“Lear Siegler Logistics”), filed as Exhibit 4.59 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.60	Bylaws of Lear Siegler Logistics, filed as Exhibit 4.60 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.61
Certificate of Incorporation of Radian Engineering, Inc., a New York corporation (“Radian Engineering”), filed as Exhibit 4.61 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.62	Bylaws of Radian Engineering, filed as Exhibit 4.62 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.63
Certificate of Incorporation of URS Corporation AES, a Connecticut corporation (“URS AES”), filed as Exhibit 4.63 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.64	Bylaws of URS AES, filed as Exhibit 4.64 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.65
Articles of Incorporation of URS Corporation Architecture-NC, P.C., a North Carolina corporation (“URS-ARCH NC”), filed as Exhibit 4.65 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.66	Bylaws of URS-ARCH NC, filed as Exhibit 4.66 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.67
Certificate of Incorporation of URS Corporation-New York, a New York corporation (“URS-New York”), filed as Exhibit 4.67 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.68	Bylaws of URS-New York, filed as Exhibit 4.68 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

4.69	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.

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

10.14*
Second amendment to Employment Agreement, dated August 20, 2004, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

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

10.17*
Second amendment to Employment Agreement, dated August 20, 2004, between URS Corporation and Joseph Masters, filed as Exhibit 10.17 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

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

10.36*
Revised form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 7,500 shares of common stock, Reed N. Brimhall for 7,500 shares of common stock, Gary Jandegian for 15,000 shares of common stock and Mary E. Sullivan for 7,500 shares of common stock, filed as Exhibit 10.36 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

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

21.1	Subsidiaries of URS Corporation, filed as Exhibit 21.1 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

24.1	Powers of Attorney of URS Corporation’s directors and officers, filed as Exhibit 24.1 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 9, 2005	URS Corporation (Registrant)

/s/ Kent P. Ainsworth

Kent P. Ainsworth Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ MARTIN M. KOFFEL*	Chairman of the Board of Directors	February 9, 2005
and Chief Executive Officer
(Martin M. Koffel)

/s/ KENT P. AINSWORTH	Executive Vice President,	February 9, 2005
Chief Financial Officer and Secretary
(Kent P. Ainsworth)

/s/ REED N. BRIMHALL	Vice President, Corporate Controller	February 9, 2005
and Chief Accounting Officer
(Reed N. Brimhall)

/s/ H. JESSE ARNELLE*	Director	February 9, 2005

(H. Jesse Arnelle)

/s/ BETSY J. BERNARD*	Director	February 9, 2005
(Betsy J. Bernard)

/s/ RICHARD C. BLUM*	Director	February 9, 2005
(Richard C. Blum)

/s/ ARMEN DER MARDEROSIAN*	Director	February 9, 2005
(Armen Der Marderosian)

/s/ MICKEY P. FORET*	Director	February 9, 2005
(Mickey P. Foret)

/s/ RICHARD B. MADDEN*	Director	February 9, 2005
(Richard B. Madden)

Signature	Title	Date
/s/ JOSEPH W. RALSTON*	Director	February 9, 2005
(Joseph W. Ralston)

/s/ JOHN D. ROACH*	Director	February 9, 2005
(John D. Roach)

/s/ WILLIAM D. WALSH*	Director	February 9, 2005
(William D. Walsh)

*By /s/ Kent P. Ainsworth

(Kent P. Ainsworth, Attorney-in-fact)

*By /s/ Reed N. Brimhall

(Reed N. Brimhall, Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.