Form 10-Q
period 2005-04-01
URS CORP /NEW/
filed 2005-05-10
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to _____________

Commission file number 1-7567

URS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	94-1381538 (I.R.S. Employer Identification No.)

600 Montgomery Street, 26thFloor San Francisco, California (Address of principal executive offices)	94111-2728 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005

Common Stock, $.01 par value	44,436,518

URS CORPORATION AND SUBSIDIARIES

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue and business prospects, future accounting and actuarial estimates, future impact of SFAS 123(R), future outcomes of our legal proceedings and maintenance of our insurance, future guarantees and debt service obligations, future capital resources, future of our accounting and project management information system, future effectiveness of our disclosure and internal controls and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn, changes in our book of business; our inability to comply with government contract procurement regulations; our dependence on government appropriations and procurements; our ability to profitably execute our contracts and guarantees; our leveraged position; our ability to service our debt; liability for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with SFAS 123(R); risks associated with international operations; risks associated with our accounting and project management software; our relationship with our labor unions; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 24, Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 35, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except per share data)

	April 1, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents, including $0 and $58,000 of short-term money market funds, respectively	$67,132	$108,007
Accounts receivable, including retainage of $45,672 and $43,844, respectively	561,990	579,953
Costs and accrued earnings in excess of billings on contracts in process	451,588	400,418
Less receivable allowances	(43,317)	(38,719)

Net accounts receivable	970,261	941,652
Deferred income taxes	22,725	20,614
Prepaid expenses and other assets	22,328	18,863

Total current assets	1,082,446	1,089,136
Property and equipment at cost, net	142,894	142,907
Goodwill	1,004,680	1,004,680
Purchased intangible assets, net	7,006	7,749
Other assets	51,199	52,010

	$2,288,225	$2,296,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$34,122	$70,871
Note payables and current portion of long-term debt	46,232	48,338
Accounts payable and subcontractors payable, including retainage of $14,161 and $13,302, respectively	164,020	138,250
Accrued salaries and wages	150,657	171,004
Accrued expenses and other	56,818	58,901
Billings in excess of costs and accrued earnings on contracts in process	90,502	84,393

Total current liabilities	542,351	571,757
Long-term debt	493,885	508,584
Deferred income taxes	39,758	36,305
Other long-term liabilities	97,933	97,715

Total liabilities	1,173,927	1,214,361

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common shares, par value $.01; authorized 100,000 shares; 43,884 and 43,838 shares issued, respectively; and 43,832 and 43,786 shares outstanding, respectively	443	438
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	747,592	734,843
Accumulated other comprehensive income	5,752	6,418
Retained earnings	360,798	340,709

Total stockholders’ equity	1,114,298	1,082,121

	$2,288,225	$2,296,482

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	April 1,	March 31,
	2005	2004
Revenues	$922,000	$830,328
Direct operating expenses	588,839	521,075

Gross profit	333,161	309,253
Indirect, general and administrative expenses	288,785	267,697

Operating income	44,376	41,556
Interest expense, net	10,329	18,621

Income before income taxes	34,047	22,935
Income tax expense	13,960	9,170

Net income	20,087	13,765
Other comprehensive income (loss):
Foreign currency translation adjustments	(666)	1,016

Comprehensive income	$19,421	$14,781

Net income per common share:
Basic	$.46	$.40

Diluted	$.45	$.39

Weighted-average shares outstanding:
Basic	43,731	34,392

Diluted	44,823	35,125

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
(In thousands)

	Three Months Ended
	April 1,	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$20,087	$13,765

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,787	11,047
Amortization of financing fees	1,482	1,830
Costs incurred for extinguishment of debt	762	—
Provision for doubtful accounts	3,376	3,899
Deferred income taxes	1,342	(2,226)
Stock compensation	1,725	660
Tax benefit of stock compensation	1,522	3,570
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(31,985)	9,384
Prepaid expenses and other assets	(3,500)	(2,680)
Accounts payable, accrued salaries and wages and accrued expenses	3,338	(1,041)
Billings in excess of costs and accrued earnings on contracts in process	6,109	(6,676)
Other long-term liabilities	251	1,063
Other liabilities, net	(756)	2,801

Total adjustments and changes	(6,547)	21,631

Net cash from operating activities	13,540	35,396

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases	(3,962)	(5,474)

Net cash from investing activities	(3,962)	(5,474)

Cash flows from financing activities:
Long-term debt principal payments	(11,067)	(21,858)
Long-term debt borrowings	—	346
Net borrowings/(payments) under the line of credit	(6,000)	17,297
Net change in book overdraft	(36,749)	(21,736)
Capital lease obligation payments	(3,511)	(3,372)
Short-term note borrowings	—	1,540
Short-term note payments	(1,614)	(46)
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	9,508	16,609
Call premiums paid for debt extinguishment	(613)	—
Payments for financing fees	(407)	(3)

Net cash from financing activities	(50,453)	(11,223)

Net increase (decrease) in cash and cash equivalents	(40,875)	18,699
Cash and cash equivalents at beginning of period	108,007	34,744

Cash and cash equivalents at end of period	$67,132	$53,443

Supplemental information:
Interest paid	$9,715	$16,472

Taxes paid	$8,782	$18,235

Equipment acquired through capital lease obligations	$5,257	$4,966

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1. BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

     The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 27,800 employees providing services to federal, state, and local government agencies, as well as to private industry clients in the United States and internationally.

     Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. We filed a transition report on Form 10-Q with the Securities and Exchange Commission (“SEC”) for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and will end on December 30, 2005.

     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the financial position, results of operation and cash flows of our wholly-owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in unconsolidated joint ventures are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004. The results of operations for the three months ended April 1, 2005 are not indicative of the operating results for the full year or for future years.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for the presentation of our financial position, results of operations and cash flows for the interim periods presented.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Cash and Cash Equivalents/Book Overdraft

     At April 1, 2005 and March 31, 2004, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.

Income Per Common Share

     Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted income per common share is computed giving effect to all potentially dilutive shares of common stock that were outstanding during the period. Potentially dilutive shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options or upon conversion of our 6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”). Diluted income per share is computed by dividing net income by the sum of the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

     A reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three Months Ended
	April 1,	March 31,
	2005	2004
	(In thousands, except per
	share data)
Numerator — Basic
Net income	$20,087	$13,765

Denominator — Basic
Weighted-average common stock shares outstanding	43,731	34,392

Basic income per share	$.46	$.40

Numerator — Diluted
Net income	$20,087	$13,765

Denominator — Diluted
Weighted-average common stock shares outstanding	43,731	34,392
Effect of dilutive securities Stock options and restricted stock	1,092	733

	44,823	35,125

Diluted income per share	$.45	$.39

     Our 6 1/2% debentures are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. However, the effect of the assumed conversion of the 6 1/2% debentures was not included in our computation of diluted income per share because it would be anti-dilutive.

     We did not include 52 thousand and 28 thousand of potential shares associated with outstanding stock options in our computation of diluted income per share for the three months ended April 1, 2005 and March 31, 2004, respectively, because the exercise prices of the options were greater than the average per share market value of our common stock.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Stock-Based Compensation

     We award stock options to our employees under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Option Plans”). These stock options are awarded with an exercise price that is equal to the market price of our common stock on the date of the grant. We also grant restricted stock, which are shares of common stock that are issued at no cost to key employees. In addition, we have an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, subject to Internal Revenue Code limitations, to purchase common stock at a price of 85 percent of the lower of the fair market value as of the beginning or end of the six-month offering period.

     As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related accounting interpretations for stock-based compensation. Under APB 25, the compensation expense associated with employee stock awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the common stock on the grant date. Accordingly, we recognize no compensation expense with respect to stock-based option awards. Stock purchased through the ESPP as currently structured qualifies under a specific exception under APB 25, and as a result, we do not recognize any compensation expense with respect to such purchases either. Compensation expense is recognized for modifications of stock-based option awards in accordance with APB 25. In addition, we record compensation expense related to restricted stock over the applicable vesting period and such compensation expense is measured at the fair market value of the restricted stock at the date of grant.

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), requires prominent disclosure of pro forma results in both annual and interim financial statements as if we had applied the fair value recognition provisions of SFAS 123. We use the Black-Scholes option pricing model to measure the estimated fair value of stock options and the ESPP. The following assumptions were used to estimate stock option and ESPP compensation expense using the fair value method of accounting:

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	April 1,	March 31,	April 1,	March 31,
	2005	2004	2005	2004
Risk-free interest rate	4.3% - 4.6%	3.8% - 4.3%	2.6%	1.0%
Expected life	6.71 years	6.98 years	0.5 year	0.5 year
Volatility	45.08%	46.70%	23.33%	34.31%
Expected dividends	None	None	None	None

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

     If the compensation cost for awards under the Stock Option Plans and the ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	April 1,	March 31,
	2005	2004
	(In thousands,
	except per share data)
Numerator — Basic
Net income:
As reported	$20,087	$13,765
Add: Total stock-based compensation expense as reported, net of tax	677	259
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,525	1,432

Pro forma net income	$19,239	$12,592

Denominator — Basic

Weighted-average common stock shares outstanding	43,731	34,392

Basic income per share:
As reported	$.46	$.40
Pro forma	$.44	$.37

Numerator — Diluted
Net income:
As reported	$20,087	$13,765
Add: Total stock-based compensation expense as reported, net of tax	677	259
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,525	1,432

Pro forma net income	$19,239	$12,592

Denominator — Diluted
Weighted-average common stock shares outstanding	44,823	35,125

Diluted income per share:
As reported	$.45	$.39
Pro forma	$.43	$.36

Adopted and Recently Issued Statements of Financial Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC adopted Rule 4-01(a) of Regulation S-X, which defers the required effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005, instead of the first interim period beginning after June 15, 2005 as originally required. SFAS 123(R) will become effective for us on December 31, 2005 (the “Effective Date”), but early adoption is allowed. SFAS 123(R) requires that the costs resulting from all stock-based compensation transactions be recognized in the financial statements. SFAS 123(R) applies to all stock-based compensation awards granted, modified or settled in interim or fiscal periods after the required Effective Date, but does not apply to awards granted in periods before the required Effective Date, unless they are modified, repurchased or cancelled after the Effective Date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits from the exercises of stock-based compensation awards be reported as a financing cash inflow rather than as a reduction of taxes paid.

     Upon adoption of SFAS 123(R), we will be required to record an expense for our stock-based compensation plans using a fair value method. We are currently evaluating which transition method we will

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

use upon adoption of SFAS 123(R) and the potential impacts it will have on our compensation plans. SFAS 123(R) will impact our financial statements as we historically have recorded our stock-based compensation in accordance with APB 25, which does not require the recording of an expense for our stock-based compensation plans for options granted at a price equal to the fair market value of the stocks on the grant date and for the fair value of the ESPP.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123(R). SAB 107 was issued to assist registrants in implementing SFAS 123(R) while enhancing the information that investors receive.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, and Amendment of Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material effect on our consolidated financial statements.

Reclassifications

     We have made reclassifications to our fiscal year 2004 financial statements to conform them to the fiscal year 2005 presentation. These reclassifications have no effect on consolidated net income, net cash flows and equity.

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	April 1,	December 31,
	2005	2004
	(In thousands)
Equipment	$154,905	$153,278
Furniture and fixtures	20,902	20,855
Leasehold improvements	33,004	32,893
Construction in progress	5,908	4,328

	214,719	211,354
Accumulated depreciation and amortization	(110,150)	(105,228)

	104,569	106,126

Equipment, furniture and fixtures under capital leases	86,257	81,962
Accumulated amortization	(47,932)	(45,181)

	38,325	36,781

Property and equipment at cost, net	$142,894	$142,907

     As of April 1, 2005 and December 31, 2004, we capitalized internal-use software development costs of $59.3 million and $58.9 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

     Property and equipment is depreciated using the following estimated useful lives:

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	9 months – 20 years

     Depreciation expense related to property and equipment was $9.1 million and $10.2 million for the three months ended April 1, 2005 and March 31, 2004, respectively.

     Amortization expense related to purchased intangible assets was $0.7 million and $0.8 million for the three months ended April 1, 2005 and March 31, 2004, respectively.

NOTE 3. EMPLOYEE RETIREMENT PLANS

Executive Plan

     In July 1999, as amended and restated in September 2003, we entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with Martin M. Koffel, our Chief Executive Officer, to provide an annual lifetime retirement benefit. The components of our net periodic pension costs related to the Executive Plan for the three months ended April 1, 2005 and March 31, 2004 were as follows:

	Three Months Ended
	April 1,	March 31,
	2005	2004
	(In thousands)
Service cost	$—	$228
Interest cost	131	109

Net periodic benefit cost	$131	$337

Radian SERP and SCA

     In fiscal year 1999, we acquired and assumed some of the defined benefit pension plans and post-retirement benefit plans of Radian International, L.L.C. (“Radian”). These retirement plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the retirement plans.

     The Radian defined benefit plans include a Supplemental Executive Retirement Plan (“SERP”) and a Salary Continuation Agreement (“SCA”), which are intended to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the SERP and SCA for the three months ended April 1, 2005 and March 31, 2004 were as follows:

	Three Months Ended
	April 1,	March 31,
	2005	2004
	(In thousands)
Interest cost	$145	$177
Amortization of net loss	18	4

Net periodic benefit cost	$163	$181

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

	Three Months Ended
	April 1,	March 31,
	2005	2004
	(In thousands)
Service cost	$1,636	$1,165
Interest cost	2,135	1,954
Expected return on plan assets	(2,292)	(2,131)
Amortization of:
Prior service cost	(518)	(518)
Net loss	406	30

Net periodic benefit cost	$1,367	$500

EG&G Post-retirement Medical Plan

	Three Months Ended
	April 1,	March 31,
	2005	2004
	(In thousands)
Service cost	$70	$63
Interest cost	69	69
Expected return on plan assets	(64)	(72)
Amortization of:
Net loss	20	2

Net periodic benefit cost	$95	$62

NOTE 4. CURRENT AND LONG-TERM DEBT

Senior Secured Credit Facility

     Our Senior Secured Credit Facility (“Credit Facility”) consists of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Borrowings under the Credit Facility bear interest at either a base rate or a Eurodollar rate plus, in each case, an interest rate margin that varies with our financial performance. As of April 1, 2005 and December 31, 2004, we had $353.8 million in principal amounts outstanding under the term loan facilities for the respective two periods. As of April 1, 2005 and December 31, 2004, the interest rates on both Term Loans A and B were 4.46% and 4.42%, respectively.

     We had previously amended our Credit Facility on six separate occasions. The seventh amendment, dated January 27, 2005, reduced the interest rate margins on our Credit Facility by 0.25% and provided for an additional 0.25% reduction if either Standard & Poor’s or Moody’s upgrades us from our current credit ratings, which are BB and Ba2, respectively. The seventh amendment also eliminated restrictions on the amount of cash we are able to use in an acquisition.

     As of April 1, 2005, we were in compliance with all of our Credit Facility covenants.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

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

     Our average daily revolving line of credit balances for the three-month periods ended April 1, 2005 and March 31, 2004 were $3.5 million and $24.4 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended April 1, 2005 and March 31, 2004 were $19.4 million and $55.0 million, respectively.

     As of April 1, 2005, we had drawn $12.0 million against our revolving line of credit and had outstanding standby letters of credit aggregating to $58.8 million, reducing the amount available to us under our revolving credit facility to $154.2 million. As of December 31, 2004, we had drawn $18.0 million against our revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under our revolving credit facility to $151.7 million. The effective average interest rates paid on the revolving line of credit during the three months ended April 1, 2005 and March 31, 2004 were approximately 5.9% and 5.8%, respectively.

Other Indebtedness

     11 1/2% Senior Notes (“11 1/2% notes”). As of April 1, 2005 and December 31, 2004, we had outstanding amounts of $130 million due 2009. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are effectively subordinate to our Credit Facility, capital leases, notes payable and senior to our 6 1/2% debentures described below.

     12 1/4% Senior Subordinated Notes (“12 1/4% notes”). On February 14, 2005, we retired the entire outstanding balance of $10 million. As of December 31, 2004, we owed $10 million.

     6 1/2% Convertible Subordinated Debentures. As of April 1, 2005 and December 31, 2004, we owed $1.8 million due 2012. Our 6 1/2% debentures are subordinate to our Credit Facility, our 11 1/2% notes, capital leases and notes payable.

     Notes payable, foreign credit lines and other indebtedness. As of April 1, 2005 and December 31, 2004, we had outstanding amounts of $10.7 million and $13.4 million, respectively, in notes payable and foreign lines of credit. The weighted average interest rate of the notes was approximately 5.8% for each of the two periods at April 1, 2005 and December 31, 2004.

     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries. As of April 1, 2005, we had not drawn on our foreign lines of credit and had $3.1 million available under these facilities. As of December 31, 2004, we had drawn $1.6 million under our foreign lines of credit, reducing the amount available to $1.6 million. The interest rate was 7.3% for each of the two periods at April 1, 2005 and December 31, 2004.

Fair Value of Financial Instruments

     The fair values of the 11 1/2% notes and the 12 1/4% notes fluctuate depending on market conditions and our performance and at times may differ from their carrying values. On February 14, 2005, we retired the entire outstanding balance of $10 million on the 12 1/4% notes. As of April 1, 2005, the total fair value of the 11 1/2% notes was $148.2 million. As of December 31, 2004, the total fair values of the 11 1/2% notes and the 12 1/4% notes were approximately $161.5 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Costs Incurred for Extinguishment of Debt

     As a result of the retirement of our 12 1/4% notes, we incurred $0.8 million in costs to extinguish this note during the three months ended April 1, 2005, as detailed below:

12 1/4% Senior
Subordinated Notes
(In thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$149
Call premiums	613

Total	$762

     We did not incur any costs related to the extinguishment of debt during the three months ended March 31, 2004. The write-off of the pre-paid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations and we are involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The following provides updated information regarding proceedings that were described in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004:

•	Saudi Arabia: Prior to our acquisition of Lear Seigler Services, Inc. (“LSI”) in August 2002, LSI provided aircraft maintenance support services on F-5 aircraft under a contract with a Saudi Arabian government ministry (the “Ministry”). LSI’s performance under the contract was completed in November 2000 and the following legal proceedings ensued:

Two Saudi Arabian landlords have pursued claims over disputed rents in Saudi Arabia. The Saudi Arabian landlord of the Al Bilad complex received a judgment in Saudi Arabia against LSI for $7.9 million. Another landlord has obtained a judgment also in Saudi Arabia against LSI for $1.2 million. The second judgment is under appeal. We continue to pursue defenses disputing these claims and judgments, and are pursuing a countersuit against the landlord of the Al Bilad complex.

During fiscal year 2004, an arbitration ruling by the International Chamber of Commerce (“ICC”) was issued against LSI that included a monetary award of $5.5 million to a joint venture partner (the “claimant”). During August 2004, the claimant filed an action in the United States District Court in Maryland to confirm and enforce the ICC award and in April 2005, the District Court issued an order supporting the claimant’s award, which order we intend to appeal upon the issuance of formal judgment.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

However, Banque Saudi Fransi paid the amount of the performance bond to the Ministry and filed a claim against LSI in a United Kingdom legal proceeding in the High Court of Justice, Queen’s Bench Division, Commercial Court to recover the $5.6 million. We believe the bank’s payment of the bond amount was inappropriate and a contractual violation of our performance bond agreement. On January 2005, LSI filed a claim against the Ministry in United States District Court in Texas for wrongful demand of the performance bond, to collect all outstanding accounts receivable, to collect a claim for additional housing costs incurred at the direction of the Ministry, and for other contractual violations of the F-5 Contract.

We have adequately provided for any enforceable obligations arising relative to these contingencies, based on current facts and circumstances.

•	Lebanon: Prior to our acquisition of Dames and Moore Group, Inc. in 1999, which included Radian International, LLC, a wholly-owned subsidiary (“Radian”), Radian entered into a contract to provide environmental remediation to a Lebanese company (“Solidere”) involved in the development and reconstruction of the central district of Beirut. Various disputes have arisen under this contract, including an allegation by Solidere that Radian breached the contract by, among other things, failing to reduce the level of chemical and biological constituents, including methane gas, at the project site to the contract level. The parties sought to resolve their disputes in an arbitration proceeding filed with the ICC.

During July 2004, an ICC arbitration panel ruled against Radian and ordered Radian to prepare a plan to reduce the level of methane gas at the project site to the contract level, to pay approximately $2.4 million in attorney fees and other expenses to Solidere, and authorized Solidere to withhold project payments. At April 1, 2005, Solidere had withheld project payments amounting to $10.3 million. In addition, we have deferred other costs amounting to $8.1 million. We are complying with the terms of the ICC arbitration panel’s ruling and also continue to be actively engaged in attempting to resolve the various disputes directly with Solidere through alternate resolution strategies that may be more advantageous to both parties.

Solidere is also seeking damages for delays of up to $8.5 million and has drawn upon an $8.5 million bank guarantee at Saradar Bank, Sh.M.L. (“Saradar”). In July 2004, Saradar filed a reimbursement claim in the First Court in Beirut, Lebanon to recover the $8.5 million bank guarantee from Radian and our co-defendant Wells Fargo Bank, N.A. We believe that we are not obligated under the bank guarantee and are vigorously defending this matter.

Prior to entering into the Solidere contract, Radian obtained a project-specific, $50 million insurance policy from Alpina Insurance Company (“Alpina”) with a $1 million deductible, which we believe is available to support our claims in excess of the deductible. The Solidere contract contains a $20 million limitation on damages. In October 2004, Alpina notified us of a denial of insurance coverage. We filed a breach of contract and bad faith claim against Alpina in United States District Court for the Northern District of California in October 2004 seeking declaratory relief and monetary damages.

•	Tampa-Hillsborough County Expressway Authority: In 1999, we entered into an agreement with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure in Tampa, Florida. In 2004, during construction, one pier out of over 200 piers subsided substantially, causing damage to a segment of the Expressway. The Authority has recently completed and is implementing a plan to remediate the damage to the Expressway. The Authority is pursuing claims against us and potentially other parties associated with the Expressway, alleging defects caused by services provided. Sufficient information is not currently available to assess liabilities associated with a remediation plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

     Currently, we have limits of $125 million per loss and $125 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4 million, $7.5 million and $7.5 million, respectively. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage or are not insured.

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

     Although the outcome of our legal proceedings, audits or investigations cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings, audits or investigations described above, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding claims and litigation is subject to inherent uncertainty and it is reasonably possible that such resolution could have an adverse effect on us.

     As of April 1, 2005, we had the following guarantee obligations and commitments:

     We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is 11 months. The maximum potential amount of future payments that we could be required to make under this guarantee at April 1, 2005, was $6.5 million.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

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

	April 1, 2005
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$738,202	$132,222	$957,732
EG&G Division	232,059	6,951	263,013

	970,261	139,173	1,220,745
Corporate	—	3,721	1,736,508
Eliminations	—	—	(669,028)

Total	$970,261	$142,894	$2,288,225

	December 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$728,850	$132,277	$940,273
EG&G Division	212,802	7,254	230,573

	941,652	139,531	1,170,846
Corporate	—	3,376	1,715,036
Eliminations	—	—	(589,400)

Total	$941,652	$142,907	$2,296,482

	Three Months Ended April 1, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$608,069	$42,849	$8,331
EG&G Division	315,450	12,707	1,312
Eliminations	(1,519)	(97)	—

	922,000	55,459	9,643
Corporate	—	(11,083)	144

Total	$922,000	$44,376	$9,787

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended March 31, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$560,519	$39,108	$9,682
EG&G Division	270,110	10,918	1,293
Eliminations	(301)	—	—

	830,328	50,026	10,975
Corporate	—	(8,470)	72

Total	$830,328	$41,556	$11,047

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.

Geographic areas

     Our revenues by geographic areas are shown below:

	Three Months Ended
	April 1,	March 31,
	2005	2004
	(In thousands)
Revenues
United States	$834,768	$757,772
International	88,097	74,199
Eliminations	(865)	(1,643)

Total revenues	$922,000	$830,328

Major Customers

     For the three months ended April 1, 2005 and March 31, 2004, we had multiple contracts with the following major customer, who contributed more than ten percent of our total consolidated revenues:

	URS Division	EG&G Division	Total
		(In millions)
Three months ended April 1, 2005
The U.S. Army (1)	$25.6	$146.8	$172.4

Three months ended March 31, 2004
The U.S. Army (1)	$19.9	$120.6	$140.5

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

NOTE 8. SUPPLEMENTAL GUARANTOR INFORMATION

     Substantially all of our domestic operating subsidiaries have guaranteed our obligations under our Credit Facility and our 11 1/2% notes. Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.

     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our 11 1/2% notes and our Credit Facility. In addition, although the terms of our 11 1/2% notes and our Credit Facility limit us and our subsidiary guarantors’ ability to place contractual restrictions on the flow of funds to us, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings at the subsidiary level, may restrict the subsidiary guarantors’ ability to pay dividends, or make loans or other distributions to us.

     The following information sets forth our condensed consolidating balance sheets as of April 1, 2005 and December 31, 2004, and our condensed consolidating statements of operations and comprehensive income and cash flows for the three months ended April 1, 2005 and March 31, 2004. Elimination entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Separate complete financial statements for our subsidiaries, which guarantee our Credit Facility and our 11 1/2% notes, would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of April 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,485	$51,873	$13,774	$—	$67,132
Accounts receivable	—	476,202	85,788	—	561,990
Costs and accrued earnings in excess of billings on contracts in process	—	388,256	63,332	—	451,588
Less receivable allowance	—	(36,376)	(6,941)	—	(43,317)

Net accounts receivable	—	828,082	142,179	—	970,261
Deferred income taxes	22,725	—	—	—	22,725
Prepaid expenses and other assets	8,645	12,623	1,060	—	22,328

Total current assets	32,855	892,578	157,013	—	1,082,446
Property and equipment at cost, net	3,721	124,298	14,875	—	142,894
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	7,006	—	—	—	7,006
Investment in subsidiaries	669,028	—	—	(669,028)	—
Other assets	19,218	30,842	1,139	—	51,199

	$1,736,508	$1,047,718	$173,027	$(669,028)	$2,288,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$143	$27,225	$6,754	$—	$34,122
Note payables and current portion of long-term debt	27,352	18,823	57	—	46,232
Accounts payable and subcontractors payable	1,135	141,911	20,974	—	164,020
Accrued salaries and wages	2,764	127,111	20,782	—	150,657
Accrued expenses and other	20,809	32,233	3,776	—	56,818
Billings in excess of costs and accrued earnings on contracts in process	—	69,334	21,168	—	90,502

Total current liabilities	52,203	416,637	73,511	—	542,351
Long-term debt	469,706	24,168	11	—	493,885
Deferred income taxes	39,758	—	—	—	39,758
Other long-term liabilities	60,543	36,953	437	—	97,933

Total liabilities	622,210	477,758	73,959	—	1,173,927

Stockholders’ equity:
Total stockholders’ equity	1,114,298	569,960	99,068	(669,028)	1,114,298

	$1,736,508	$1,047,718	$173,027	$(669,028)	$2,288,225

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of December 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,982	$34,696	$14,329	$—	$108,007
Accounts receivable	—	491,294	88,659	—	579,953
Costs and accrued earnings in excess of billings on contracts in process	—	346,331	54,087	—	400,418
Less receivable allowance	—	(31,933)	(6,786)	—	(38,719)

Net accounts receivable	—	805,692	135,960	—	941,652
Deferred income taxes	20,614	—	—	—	20,614
Prepaid expenses and other assets.	9,525	8,383	955	—	18,863

Total current assets	89,121	848,771	151,244	—	1,089,136
Property and equipment at cost, net	3,376	124,886	14,645	—	142,907
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	7,749	—	—	—	7,749
Investment in subsidiaries	589,400	—	—	(589,400)	—
Other assets	20,710	30,359	941	—	52,010

	$1,715,036	$1,004,016	$166,830	$(589,400)	$2,296,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$59,765	$11,106	$—	$70,871
Note payables and current portion of long-term debt	29,116	17,582	1,640	—	48,338
Accounts payable and subcontractors payable	(3,197)	125,509	15,938	—	138,250
Accrued salaries and wages	4,158	147,431	19,415	—	171,004
Accrued expenses and other	21,656	32,614	4,631	—	58,901
Billings in excess of costs and accrued earnings on contracts in process	—	63,831	20,562	—	84,393

Total current liabilities	51,733	446,732	73,292	—	571,757
Long-term debt	483,933	24,601	50	—	508,584
Deferred income taxes	36,305	—	—	—	36,305
Other long-term liabilities	60,944	36,158	613	—	97,715

Total liabilities	632,915	507,491	73,955	—	1,214,361

Stockholders’ equity:
Total stockholders’ equity	1,082,121	496,525	92,875	(589,400)	1,082,121

	$1,715,036	$1,004,016	$166,830	$(589,400)	$2,296,482

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended April 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$834,768	$88,097	$(865)	$922,000
Direct operating expenses	—	540,881	48,823	(865)	588,839

Gross profit	—	293,887	39,274	—	333,161
Indirect, general and administrative expenses	11,083	239,782	37,920	—	288,785

Operating income (loss)	(11,083)	54,105	1,354	—	44,376
Interest expense, net	9,752	470	107	—	10,329

Income (loss) before income taxes	(20,835)	53,635	1,247	—	34,047
Income tax expense (benefit)	(8,543)	21,992	511	—	13,960

Income (loss) before equity in net earnings of subsidiaries	(12,292)	31,643	736	—	20,087
Equity in net earnings of subsidiaries	32,379	—	—	(32,379)	—

Net income	20,087	31,643	736	(32,379)	20,087
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(666)	—	(666)

Comprehensive income	$20,087	$31,643	$70	$(32,379)	$19,421

	Three Months Ended March 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$757,772	$74,199	$(1,643)	$830,328
Direct operating expenses	—	484,798	37,920	(1,643)	521,075

Gross profit	—	272,974	36,279	—	309,253
Indirect, general and administrative expenses	8,470	224,913	34,314	—	267,697

Operating income (loss)	(8,470)	48,061	1,965	—	41,556
Interest expense (income), net	17,894	272	455	—	18,621

Income (loss) before income taxes	(26,364)	47,789	1,510	—	22,935
Income tax expense (benefit)	(10,541)	19,107	604	—	9,170

Income (loss) before equity in net earnings of subsidiaries	(15,823)	28,682	906	—	13,765
Equity in net earnings of subsidiaries	29,588	—	—	(29,588)	—

Net income	13,765	28,682	906	(29,588)	13,765
Other comprehensive income:
Foreign currency translation adjustments	—	—	1,016	—	1,016

Comprehensive income	$13,765	$28,682	$1,922	$(29,588)	$14,781

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$20,087	$31,643	$736	$(32,379)	$20,087

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144	8,525	1,118	—	9,787
Amortization of financing fees	1,482	—	—	—	1,482
Costs incurred for extinguishment of debt	762	—	—	—	762
Provision for doubtful accounts	—	3,269	107	—	3,376
Deferred income taxes	1,342	—	—	—	1,342
Stock compensation	1,725	—	—	—	1,725
Tax benefit of stock compensation	1,522	—	—	—	1,522
Equity in net earnings of subsidiaries	(32,379)	—	—	32,379	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(25,658)	(6,327)	—	(31,985)
Prepaid expenses and other assets	844	(4,239)	(105)	—	(3,500)
Accounts payable, accrued salaries and wages and accrued expenses	(45,080)	36,746	11,185	487	3,338
Billings in excess of costs and accrued earnings on contracts in process	—	5,503	606	—	6,109
Other long-term liabilities	(401)	830	(178)	—	251
Other liabilities, net	411	(481)	(199)	(487)	(756)

Total adjustments and changes	(69,628)	24,495	6,207	32,379	(6,547)

Net cash from operating activities	(49,541)	56,138	6,943	—	13,540

Cash flows from investing activities:
Capital expenditures	(479)	(1,946)	(1,537)	—	(3,962)

Net cash from investing activities	(479)	(1,946)	(1,537)	—	(3,962)

Cash flows from financing activities:
Long-term debt principal payments	(10,000)	(1,067)	—	—	(11,067)
Net payments under the line of credit	(6,000)	—	—	—	(6,000)
Net change in book overdraft	143	(32,540)	(4,352)	—	(36,749)
Capital lease obligation payments	(69)	(3,408)	(34)	—	(3,511)
Short-term note payments	(39)	—	(1,575)	—	(1,614)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	9,508	—	—	—	9,508
Call premiums paid for debt extinguishment	(613)	—	—	—	(613)
Payments for financing fees	(407)	—	—	—	(407)

Net cash from financing activities	(7,477)	(37,015)	(5,961)	—	(50,453)

Net increase (decrease) in cash and cash equivalents	(57,497)	17,177	(555)	—	(40,875)
Cash and cash equivalents at beginning of year	58,982	34,696	14,329	—	108,007

Cash and cash equivalents at end of year	$1,485	$51,873	$13,774	$—	$67,132

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$13,765	$28,682	$906	$(29,588)	$13,765

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	9,912	1,063	—	11,047
Amortization of financing fees	1,830	—	—	—	1,830
Provision for doubtful accounts	—	3,464	435	—	3,899
Deferred income taxes	(2,226)	—	—	—	(2,226)
Stock compensation	660	—	—	—	660
Tax benefit of stock compensation	3,570	—	—	—	3,570
Equity in net earnings of subsidiaries	(29,588)	—	—	29,588	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	21,471	(12,087)	—	9,384
Prepaid expenses and other assets	(442)	(1,368)	(870)	—	(2,680)
Accounts payable, accrued salaries and wages and accrued expenses	3,184	(10,070)	6,140	(295)	(1,041)
Billings in excess of costs and accrued earnings on contracts in process	—	(6,605)	(71)	—	(6,676)
Other long-term liabilities	(369)	1,319	113	—	1,063
Other liabilities, net	(446)	3,111	(159)	295	2,801

Total adjustments and changes	(23,755)	21,234	(5,436)	29,588	21,631

Net cash from operating activities	(9,990)	49,916	(4,530)	—	35,396

Cash flows from investing activities:
Capital expenditures	(423)	(4,471)	(580)	—	(5,474)

Net cash from investing activities	(423)	(4,471)	(580)	—	(5,474)

Cash flows from financing activities:
Long-term debt principal payments	(20,455)	(1,403)	—	—	(21,858)
Long-term debt borrowings	—	346	—	—	346
Net borrowings under the line of credit	17,297	—	—	—	17,297
Net change in book overdraft	(2,985)	(22,742)	3,991	—	(21,736)
Capital lease obligation payments	(51)	(3,058)	(263)	—	(3,372)
Short-term note borrowings	—	—	1,540	—	1,540
Short-term note payments	(37)	(9)	—	—	(46)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	16,609	—	—	—	16,609
Payment for financing fees	(3)	—	—	—	(3)

Net cash from financing activities	10,375	(26,866)	5,268	—	(11,223)

Net increase (decrease) in cash and cash equivalents	(38)	18,579	158	—	18,699
Cash and cash equivalents at beginning of year	512	16,926	17,306	—	34,744

Cash and cash equivalents at end of year	$474	$35,505	$17,464	$—	$53,443

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 35 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” the footnotes to this report for the three months ended April 1, 2005; the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and the Consolidated Financial Statements included in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004, which was previously filed with the Securities and Exchange Commission (“SEC”).

Fiscal Year Change

     Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. We filed a transition report on Form 10-Q with the SEC for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and will end on December 30, 2005.

OVERVIEW

Business Summary

     We are one of the world’s largest engineering design services firms and a major federal government contractor for systems engineering and technical assistance, and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and defense markets, although we perform some construction work. As a service company, we are labor and not capital intensive. We derive income from our ability to generate revenues and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs. We operate our business through two segments: the URS Division and the EG&G Division.

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

Revenues for Three Months Ended April 1, 2005

     Consolidated revenues for the three months ended April 1, 2005 increased 11% over the consolidated revenues for the three months ended March 31, 2004.

     Revenues from our federal government clients for the three months ended April 1, 2005 increased approximately 16% compared with the corresponding period last year. The increase reflects continued growth in the services we provide to the Department of Defense, (“DOD”), and the Department of Homeland Security, (“DHS”), as a result of additional spending on engineering and technical services and operations and maintenance activities. In addition, we experienced an increase in environmental and facilities projects under existing contracts.

     Revenues from our state and local government clients for the three months ended April 1, 2005 increased by approximately 7% compared with the corresponding period last year. The increase reflects a moderate improvement in state spending for infrastructure projects in certain parts of the U.S., particularly in the Southeast. Revenues from our domestic private industry clients for the three months ended April 1, 2005 increased 4% compared with the corresponding period last year. While revenues increased during the quarter, market conditions continued to be challenging for many of our multinational clients, and domestic capital spending remained constrained. Revenues from our international clients for the three months ended April 1, 2005 increased approximately 19% compared with the corresponding period last year. Approximately 3% of the increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our businesses, primarily surface and air transportation projects in Australia and New Zealand, and facilities and environmental projects in Europe.

Cash Flows, Debt and Equity

     We generated $13.5 million in net cash provided by operating activities for the three months ended April 1, 2005. Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) was approximately 33% and 34% at April 1, 2005 and December 31, 2004, respectively. Our working capital increased by $21.8 million for the three months ended April 1, 2005 compared with the corresponding period last year. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.)

Fiscal Year 2005 Trends

     We expect revenue from our federal government clients to continue to grow throughout fiscal year 2005, based on secured funding and anticipated spending by the DOD and the DHS. The DOD supplemental financing bill, which includes approximately $76 billion to fund military operations in the Middle East, has been passed by the House of Representatives. A portion of this funding will be used to maintain and update military equipment As a result, we expect continued demand for EG&G’s operations and maintenance services. We also expect an increased volume of work under existing DOD contracts to provide environmental services for military sites and architectural and engineering services for facilities projects.

     We are also experiencing an increase in the number of large “bundled” contracts being issued by the DOD. These contracts, which typically require the provision of a full range of services — from planning and design through operations and maintenance — at multiple sites throughout the world, will provide increased opportunities for our URS and EG&G Divisions. In addition, the next phase of the BRAC or Base Realignment and Closure program is proceeding, and Congress is expected to approve the list of bases to be closed or realigned by the end of 2005. A large number of the military’s bases worldwide may be affected by BRAC, and many will require environmental, planning and design services before they can be closed or redeveloped. Accordingly, this program may offer some opportunities for the URS Division. However, depending on the bases selected for closure, the BRAC program could have a negative or positive impact on our EG&G Division’s revenues.

     We expect revenues from our state and local government market to increase moderately during fiscal year 2005. State economics and revenues have improved slightly since 2004 due to increases in state sales and income tax receipts. The recovery in the state and local market continues to be uneven, with the only Southeastern states and Texas showing steady growth.

     One of the major drivers of potential growth in the state and local market in 2005 and beyond, is the expected passage of a successor bill to TEA-21. As currently proposed by the President and the House of Representatives, the bill has a funding level of $284 billion over the next six years, a 30% increase in funding over TEA-21. Passage of the bill should help re-start some of the awarded projects that have been on hold and start the procurement process for many other transportation projects. In addition, the school market remains steady, driven largely by funding secured through local bond issuances.

     Revenues from the private industry market are expected to increase slightly during the 2005 fiscal year. The recovery in the private industry market remains uneven, although some of our clients are beginning to plan capital expenditures. We, however, don’t expect to see a more significant impact on our business until 2006 and 2007. Despite the continued weakness in the private industry market, we expect some revenue growth opportunities from work under Master Service Agreement (“MSA”) contracts with multinational companies. In addition, in response to stricter emissions control regulations associated with the U.S. Environmental Protection Agency’s Clean Air Act we expect to see increased activity in the design and implementation of air pollution control systems on coal-fired power plants.

     We expect revenues from our international business to continue to grow. Although our private industry clients are not expected to increase capital expenditures domestically, we do expect increasing capital investment in countries outside the U.S. In addition, we expect to see increasing opportunities as a result of recent European Union environmental directives and regulations. Our work to provide facilities design services for the United Kingdom Ministry of Defense and the U.S. DOD is also expected to grow. We expect the transportation market in the Asia-Pacific region to remain strong, particularly for airport projects.

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended
				Percentage
	April 1,	March 31,	Increase	increase
	2005	2004	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$922.0	$830.3	$91.7	11.0%
Direct operating expenses	588.8	521.0	67.8	13.0%

Gross profit	333.2	309.3	23.9	7.7%

Indirect, general and administrative expenses	288.8	267.7	21.1	7.9%

Operating income	44.4	41.6	2.8	6.7%
Interest expense, net	10.3	18.6	(8.3)	(44.6%)

Income before taxes	34.1	23.0	11.1	48.3%
Income tax expense	14.0	9.2	4.8	52.2%

Net income	$20.1	$13.8	$6.3	45.7%

Diluted net income per common share	$.45	$.39	$0.06	15.4%

Three months ended April 1, 2005 compared with March 31, 2004

     Our consolidated revenues for the three months ended April 1, 2005 increased by 11% compared with the same period last year. The increase was due to an increase in the volume of work performed during the three months ended April 1, 2005, compared with the same period last year.

     The following table presents our consolidated revenues by client type for the three months ended April 1, 2005 and March 31, 2004.

	Three Months Ended
	April 1,	March 31,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$429	$371	$58	16%
State and local government clients	213	200	13	7%
Domestic private industry clients	192	185	7	4%
International clients	88	74	14	19%

Total Revenues	$922	$830	$92	11%

     Revenues from our federal government clients for the three months ended April 1, 2005 increased by 16% compared with the same period last year. The increase reflects continued growth in operations and maintenance work for military equipment associated with the continued high ops tempo in the Middle East, and systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. We also continued to benefit from increased task orders issued under Indefinite Delivery Contracts (“IDCs”) for the federal government for facilities and environmental projects and emergency preparedness exercises.

     The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended April 1, 2005 can be found beginning on page 29.

     Our consolidated direct operating expenses for the three months ended April 1, 2005, which consist of direct labor, subcontractor costs and other direct expenses, increased by 13.0% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses. Volume increases in work on existing contracts with lower profit margins caused direct operating expenses to increase at a faster rate than revenues.

     Our consolidated gross profit for the three months ended April 1, 2005 increased by 7.7% compared with the same period last year, primarily due to the increase of our revenue volume described previously. Our gross margin percentage, however, fell from 37.2% to 36.1%. The slight decrease in gross profit margin percentage was caused by a change in revenue mix between the two periods, with a higher volume of revenue coming from contracts with profit margins that were lower than those typically achieved through our historic portfolio of contracts.

     Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended April 1, 2005 increased by 7.9% compared with the same period last year. Our employee benefit costs, including healthcare, workers’ compensation and retirement-related costs, increased $15.9 million, or 13.7%, over the prior period. The remaining increases were primarily due to a 4.0 million increase in indirect labor, a $2.9 million increase in travel expense and a $2.3 million increase in sales and business development expense incurred for internal and external program support. These increases were offset by a $1.3 million decrease in depreciation and amortization expense and a $2.7 million in other miscellaneous general and administrative expenses. Indirect expenses as a percentage of revenues decreased to 31.3% from 32.2% for the three months ended April 1, 2005 and March 31, 2004, respectively, due to an increase in labor utilization and a decrease in bid and proposal costs compared with the same period last year.

     Our consolidated net interest expense for the three months ended April 1, 2005 decreased due to lower debt balances.

     Our effective income tax rates for the three months ended April 1, 2005 and March 31, 2004 were 41% and 40%, respectively.

     Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments

Three months ended April 1, 2005 compared with March 31, 2004

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Three months ended April 1, 2005
URS Division	$608.0	$358.5	$249.5	$206.6	$42.9
EG&G Division	315.5	231.7	83.8	71.1	12.7
Eliminations	(1.5)	(1.4)	(0.1)	—	(0.1)

	922.0	588.8	333.2	277.7	55.5

Corporate	—	—	—	11.1	(11.1)

Total	$922.0	$588.8	$333.2	$288.8	$44.4

Three months ended March 31, 2004
URS Division	$560.5	$327.4	$233.1	$193.9	$39.2
EG&G Division	270.1	193.9	76.2	65.3	10.9
Eliminations	(0.3)	(0.3)	—	—	—

	830.3	521.0	309.3	259.2	50.1

Corporate	—	—	—	8.5	(8.5)

Total	$830.3	$521.0	$309.3	$267.7	$41.6

Increase (decrease) for three months ended April 1, 2005 and March 31, 2004
URS Division	$47.5	$31.1	$16.4	$12.7	$3.7
EG&G Division	45.4	37.8	7.6	5.8	1.8
Eliminations	(1.2)	(1.1)	(0.1)	—	(0.1)

	91.7	67.8	23.9	18.5	5.4

Corporate	—	—	—	2.6	(2.6)

Total	$91.7	$67.8	$23.9	$21.1	$2.8

Percentage Increase (decrease) for three months ended April 1, 2005 vs. March 31, 2004
URS Division	8.5%	9.5%	7.0%	6.5%	9.4%
EG&G Division	16.8%	19.5%	10.0%	8.9%	16.5%
Elimination	400.0%	366.7%	100.0%	—	100.0%
Corporate	—	—	—	30.6%	30.6%
Total	11.0%	13.0%	7.7%	7.9%	6.7%

URS Division

     The URS Division’s revenues for the three months ended April 1, 2005 increased 8.5% compared with the same period last year. The increase in revenues was due to the various factors discussed below in each of our client markets.

     The following table presents the URS Division’s revenues by client type for the three months ended, April 1, 2005 and March 31, 2004.

	Three Months Ended
	April 1,	March 31,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$114	$101	$13	13%
State and local government clients	213	200	13	7%
Domestic private industry clients	192	185	7	4%
International clients	88	74	14	19%

Total revenues	$607	$560	$47	8%

     Revenues from our federal government clients in the URS Division for the three months ended April 1, 2005 increased by 13% compared with the corresponding period last year. The increase was driven by an increase in environmental and facilities projects under existing contracts with the DOD. Revenues from homeland security projects also contributed to this growth as we continued to provide a range of engineering services to the Department of Homeland Security (“DHS”). This work includes designs to help protect federal facilities from terrorists as well as disaster recovery services for the Federal Emergency Management Agency, which is now a part of DHS.

     Revenues from our state and local government clients for the three months ended April 1, 2005 increased by approximately 7% compared with the same period last year. The increase reflects a moderate improvement in the state economy and revenues, fueled by increased state tax revenues. The recovery in the state and local market continues to be uneven, with the only Southeast states and Texas showing the steady growth.

     The transportation market remained weak as states continue to wait for passage of a successor bill to TEA-21. However, we continued to benefit from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market, water/wastewater and air transportation – where funding is more stable or growing.

     Revenues from our domestic private industry clients for the three months ended April 1, 2005 increased by 4% compared with the same period last year. Although we saw some indications of increased capital spending by several of our domestic private industry clients, the overall recovery in this market remains slow. Our chemical industry clients continued to struggle and revenues from our manufacturing and pharmaceutical clients remained flat. There are some pockets of strength, however, including the power and oil and gas businesses.

     In addition, we continued to benefit from our strategic focus of the past several years to win MSAs with major multinational private industry clients. We also benefited from stricter air pollution control limits under the Clean Air Act, which has resulted in increased revenues from emissions control projects for power sector clients.

     Revenues from our international clients for the three months ended April 1, 2005 increased by 19% compared with the same period last year. Approximately 3% of this increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our Asia Pacific and European businesses. The revenue growth in the Asia Pacific region was due to an increased volume of work in surface and air transportation projects in Australia and New Zealand. The revenue growth in Europe was due to increases in facilities and environmental projects.

     The URS Division’s direct operating expenses for the three months ended April 1, 2005 increased by 9.5% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses.

     The URS Division’s gross profit for the three months ended April 1, 2005 increased by 7.0% compared with the same period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage increased slightly to 41.0% from 41.6% for the three months ended April 1, 2005 and March 31, 2004, respectively.

     The URS Division’s IG&A expenses for the three months ended April 1, 2005 increased by 6.5% compared with the same period last year. This increase was due to an additional $10.0 million in employee benefit costs, including higher healthcare, workers’ compensation and retirement costs. The remainder of the increase was due to a $2.0 million increase in indirect labor, a $2.4 million increase in sales and business development expense, and a $1.2 million increase in travel expense. These increases were offset by a $1.4 million decrease in depreciation and amortization expenses and a $1.5 million decrease in other miscellaneous general and administrative expenses. Indirect expenses as a percentage of revenues decreased slightly to 34.0% from 34.6% for the three months ended April 1, 2005 and March 31, 2004.

   EG&G Division

     The EG&G Division’s revenues for the three months ended April 1, 2005 increased by 16.8% compared with the corresponding period last year. This increase was driven by the military operational activity in the Middle East, resulting in a higher volume of operations and maintenance work. Revenues from our specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems remained strong. There also was increased activity in the homeland security market during the quarter.

     The EG&G Division’s direct operating expenses for the three months ended April 1, 2005 increased by 19.5% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.

     The EG&G Division’s gross profit for the three months ended April 1, 2005 increased by 10.0% compared with the corresponding period last year. The increase in gross profit was primarily due to increased revenues from existing defense technical services and military equipment maintenance contracts; however, gross profit grew at a slower rate than revenue because a significant portion of the revenue increase was generated by operations and maintenance and field based services, which generally carry lower margins than most other services provided by the EG&G Division. Our gross profit margin percentage decreased to 26.6% from 28.2% for the three months ended April 1, 2005 and March 31, 2004, respectively.

     The EG&G Division’s IG&A expenses for the three months ended April 1, 2005 increased by 8.9% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to result in higher indirect expenses. Of the total increase, approximately $4.6 million was due to volume increases in employee benefit costs, including higher healthcare, workers’ compensation and retirement costs. Other employee-related expenses, such as travel and recruiting expenses, increased by $1.8 million due to a higher employee headcount as a result of the increase in work volume. Indirect expenses as a percentage of revenues decreased to 22.5% from 24.2% for the three months ended April 1, 2005 and March 31, 2004, respectively, due an increase in labor utilization and a decrease in bid and proposal costs compared with the same period last year.

Liquidity and Capital Resources

	Three Months Ended,
	April 1,	March 31,
	2005	2004
	(In millions)
Cash flows provided by operating activities	$13.5	$35.4
Cash flows used by investing activities	(4.0)	(5.5)
Cash flows used by financing activities	(50.5)	(11.2)
Proceeds from sale of common shares and exercise of stock options	9.5	16.6

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

     Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of April 1, 2005 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.

Operating Activities

     The decrease in cash flows from operations was a result of a $21.8 million increase in working capital for the three months ended April 1, 2005, compared with the corresponding period last year. The increase in working capital was primarily due to higher accounts receivable resulting from year over year revenue growth. The impact of accounts receivable on working capital was offset by the timing of payments that caused increases in accounts payable, accrued salaries and accrued expenses.

Investing Activities

     As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the three months ended April 1, 2005 and March 31, 2004 were $4.0 million and $5.5 million, respectively.

Financing Activities

     The increase of $39.3 million in net cash used by financing activities for the three months ended April 1, 2005 compared with the corresponding period last year was due to the following major factors:

•	an increase of $15.0 million in the net change in book overdraft due to the timing of payments, which created a larger increase in book overdrafts for the three months ended April 1, 2005 compared to the three months ended March 31, 2004;

•	an increase in other net repayments of $16.1 million resulting from management’s continued focus on debt reduction; and

•	a decrease of $7.1 million in proceeds from sales of common stock from the exercise of stock options due to fewer options being exercised in the first quarter of fiscal year 2005 compared with fiscal year 2004. Our stock price exceeded the $30 level for the first time in nearly two years during the first quarter of fiscal year 2004, causing an increase in exercises of stock options during that quarter.

     Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of April 1, 2005.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of April 1, 2005:
Senior Secured Credit Facility:
Term loan A	$83,610	$24,825	$58,785	$—	$—
Term loan B	270,198	2,078	70,667	197,453	—
Line of credit	12,000	—	12,000	—	—
11 1/2% senior notes (1)	130,000	—	—	130,000	—
6 1/2% convertible subordinated debentures (1)	1,798	—	—	—	1,798
Capital lease obligations	33,771	14,071	13,779	5,881	40
Notes payable, foreign credit lines and other indebtedness	10,706	5,257	5,445	4	—

Total debt	542,083	46,231	160,676	333,338	1,838
Pension funding requirements (2)	16,384	16,384	—	—	—
Purchase obligations (3)	5,235	3,233	2,002	—	—
Operating lease obligations (4)	430,392	87,170	144,097	109,317	89,808

Total contractual obligations	$994,094	$153,018	$306,775	$442,655	$91,646

(1)	Amounts shown exclude remaining original issue discounts of $1.9 million and $18 thousand for our 11 1/2% notes and our 6 1/2% Convertible Subordinated Debentures, respectively.

(2)	These pension funding requirements are for the EG&G pension plans and the supplemental executive retirement plan (“SERP”) for Mr. Koffel based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $10.5 million into a rabbi trust for Mr. Koffel’s SERP. However, Mr. Koffel has agreed to defer this funding obligation until he chooses to request the funding by giving us a 15-day notice or until his death or the termination of his employment for any reason. We chose not to make estimates beyond one year based on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)	These operating leases are predominantly real estate leases.

     Off-balance Sheet Arrangements. As of April 1, 2005, we had a total available balance of $58.8 million in standby letters of credit under our Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on this Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

     We have guaranteed the credit facility of one of our joint ventures in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is 11 months. The maximum potential amount of future payments that we could have been required to make under this guarantee at April 1, 2005 was $6.5 million.

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

     Senior Secured Credit Facility (“Credit Facility”). The Credit Facility is comprised of a $225.0 million revolving line of credit, $83.6 million of Term Loan A and $270.2 million of Term Loan B. We have amended our Credit Facility on seven separate occasions. The seventh amendment, dated January 27, 2005, reduced the interest rate margins on our Credit Facility by 0.25% and provided for an additional 0.25% reduction if either Standard & Poor’s or Moody’s upgrades us from our current credit ratings, which are BB and Ba2, respectively. The seventh amendment also eliminated restrictions on the amount of cash we are able to use in an acquisition.

     As of April 1, 2005, we had drawn $12.0 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $58.8 million, reducing the amount available to us under our revolving credit facility to $154.2 million. As of December 31, 2004, we had drawn $18.0 million on our revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under our revolving credit facility to $151.7 million. The effective average interest rates paid on the revolving line of credit during the three months ended April 1, 2005 and March 31, 2004 were approximately 5.9% and 5.8%, respectively.

     Our average daily revolving line of credit balances for the three-month periods ended April 1, 2005 and March 31, 2004 were $3.5 million and $24.4 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended April 1, 2005 and March 31, 2004 were $19.4 million and $55.0 million, respectively.

     12 1/4% Senior Subordinated Notes. On February 14, 2005, we retired the entire outstanding balance of $10.0 million. As of December 31, 2004, we owed $10.0 million.

     Notes payable, foreign credit lines and other indebtedness. As of April 1, 2005 and December 31, 2004, we had outstanding amounts of $10.7 million and $13.4 million, respectively, in notes payable and foreign lines of credit.

     Capital Leases. As of April 1, 2005, we had $33.8 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.

     Operating Leases. As of April 1, 2005, we had approximately $430.4 million in obligations under our operating leases, consisting primarily of real estate leases.

     Related-Party Transaction. On January 19, 2005, affiliates of Blum Capital Partners, L.P. (collectively, the “Blum Affiliates”) sold 2,000,000 shares of our common stock in an underwritten secondary offering. The general partner of Blum Capital Partners, L.P. is a member of our Board of Directors.

     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the three months ended April 1, 2005, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

     Enterprise Resource Program (“ERP”). During fiscal year 2001, we commenced a project to consolidate all of our accounting and project management information systems and convert to a new ERP system, which was developed and customized for us by Oracle Corporation. As of April 1, 2005, approximately 63% of our total revenues are processed on this new ERP system.

     Oracle Corporation acquired PeopleSoft Inc. in January 2005. It is possible that Oracle Corporation may discontinue further development, integration or long-term software maintenance support for our ERP system. Should any of such events occur, we will be required to seek alternatives to our existing ERP system. Accordingly, we are re-evaluating the conversion of the EG&G Division’s accounting systems to the ERP system.

     As of April 1, 2005, we had capitalized costs of approximately $59.3 million for this project. We have been financing a substantial portion of these costs through capital lease arrangements with various lenders. If, and to the extent, that financing cannot be obtained through capital leases, we will draw on our revolving line of credit as alternative financing for expenditures to be incurred for this project.

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

     The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our Annual Report on Form 10-K/A for the year ended October 31, 2004. To date, there have been no material changes to these critical accounting policies during the three months ended April 1, 2005.

Adopted and Recently Issued Statements of Financial Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In April 2005, the SEC adopted Rule 4-01(a) of Regulation S-X, which defers the required effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005, instead of the first interim period beginning after June 15, 2005 as originally required. SFAS 123(R) will become effective for us on December 31, 2005 (the “Effective Date”), but early adoption is allowed. SFAS 123(R) requires that the costs resulting from all stock-based compensation transactions be recognized in the financial statements. SFAS 123(R) applies to all stock-based compensation awards granted, modified or settled in interim or fiscal periods after the required Effective Date, but does not apply to awards granted in periods before the required Effective Date, unless they are modified, repurchased or cancelled after the Effective Date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits from the exercises of stock-based compensation awards be reported as a financing cash inflow rather than as a reduction of taxes paid.

     Upon adoption of SFAS 123(R), we will be required to record an expense for our stock-based compensation plans using a fair value method. We are currently evaluating which transition method we will use upon adoption of SFAS 123(R) and the potential impacts it will have on our compensation plans. SFAS 123(R) will impact our financial statements as we historically have recorded our stock-based compensation in accordance with APB 25, which does not require the recording of an expense for our stock-based compensation plans for options granted at a price equal to the fair market value of the stocks on the grant date and for the fair value of the ESPP.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123(R). SAB 107 was issued to assist registrants in implementing SFAS 123(R) while enhancing the information that investors receive.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, and Amendment of Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material effect on our consolidated financial statements.

Risk Factors That Could Affect Our Financial Condition and Results of Operations

     In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following factors could affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to economic downturns. If the current economy worsens, then our revenues, profits and our financial condition may deteriorate.

     Demand for our services is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Our clients may demand better pricing terms and their ability to pay our invoices may be affected by the economy. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. Although some economic fundamentals have improved, demand for services from some of our clients has not increased. If the current economy worsens, then our revenues, profits and overall financial condition may deteriorate.

Unexpected termination of a substantial portion of our book of business could harm our operations and adversely affect our future revenues.

     We account for all contract awards that may be recognized as revenues as our book of business, which includes backlog, designations, option years and indefinite delivery contracts. Our backlog consists of the amount billable at a particular point in time for future services under signed contracts. As of April 1, 2005, our backlog was approximately $3.7 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our indefinite delivery contracts are signed contracts under which we perform work only when our client issues specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under indefinite delivery contracts. Unexpected termination of a substantial portion of our book of business could harm our operations and adversely affect our future revenues.

As a government contractor, we are subject to a number of procurement laws and regulations and government audits; a violation of such laws could result in sanctions, contract termination, loss of reputation or loss of status as an eligible government contractor.

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

     As a federal government contractor, we must maintain our status as a responsible contractor. Even though we take precautions to prevent and deter fraud and misconduct, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question incurred costs if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA audits will not result in material disallowances for incurred costs in the future. A violation of specific laws and regulations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win profitable government contracts could harm our operations and adversely affect our net income.

     Revenues from federal government contracts and state and local government contracts represented approximately 47% and 23%, respectively, of our total revenues for the three months ended April 1, 2005. Our inability to win profitable government contracts could harm our operations and adversely affect our net income. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Moreover, even if we are qualified to work on a new government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Finally, government clients can generally terminate or modify their contracts with us at their convenience.

Funding for many of our multi-year government contracts must be appropriated each year. If appropriations are not made in subsequent years for a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.

     We derive a significant amount of our revenues from multi-year government contracts, many of which are appropriated on an annual basis. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.

If we are unable to accurately estimate the overall risks, revenues or costs on contracts, we may incur losses on those contracts or generate lower profits.

     We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these types of contracts is driven by billable headcount and control of cost over-runs.

     Accounting for these contracts requires judgment in assessing their estimated risks, revenues and costs. Due to the size and nature of many of our contracts, the estimation of overall risk, revenues and costs at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect financial performance in future periods. If we are unable to accurately estimate the overall revenues or costs on a contract, we may incur a loss on the contract or generate a lower profit.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

     We may guarantee to our client that we will complete a project by a scheduled date. We may also sometimes guarantee that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or to achieve the required performance standards. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon damages, which are fixed in amount by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project.

Our use of the percentage-of-completion method of accounting could result in reduction or reversal of previously recorded revenues and profits.

     A substantial portion of our revenues and profits are measured and recognized using the percentage-of-completion method of accounting. Generally, our use of this method results in recognition of revenues and profits ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

     We sometimes enter into subcontracts, joint ventures and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends on the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform their contractual obligations, we may be required to make additional investments and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

Our substantial indebtedness could adversely affect our financial condition.

     As of April 1, 2005, we had $540.1 million of outstanding indebtedness. This level of indebtedness could have a negative impact on us because it may:

•	limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage if we are more highly leveraged than our competitors;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	make us more vulnerable to a downturn in our business or the economy;

•	require us to maintain financial ratios, which we may not be able to achieve; and

•	require us to dedicate a substantial portion of our cash flows from operations to the repayments of our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures and for other general corporate purposes.

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

     Our Credit Facility also requires that we maintain financial ratios, which we may not be able to achieve. The covenants in our various debt instruments may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

We may incur substantial costs of compliance with, or liabilities under, environmental laws and regulations.

     Our environmental business involves the planning, design, program and construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response, Compensation and Liability Act or CERCLA and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up can be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited, to the Resource Conservation and Recovery Act or RCRA, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. In addition, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could in turn negatively impact our revenues.

     Our environmental business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services, which could in turn negatively impact our revenues.

Our liability for damages due to legal proceedings may significantly reduce our net income.

     Various legal proceedings are pending against us and our subsidiaries in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. In some actions, parties are seeking damages that exceed our insurance coverage or are not insured. Our services may require us to make judgments and recommendations about environmental, structural and other physical conditions at project sites. If our judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. If we sustain damages that exceed our insurance coverage or that are not insured, there could be a material adverse effect on our net income.

A general decline in U.S. defense spending could harm our operations and adversely affect our future revenues.

     Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented approximately 35% our total revenues for the three months ended April 1, 2005. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending could harm our operations and adversely affect our future revenues.

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

Recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees.

     On December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). Adoption of SFAS 123(R) will require us to record an expense for our equity-related compensation plans using a fair value method. SFAS 123(R) will be effective for us at the beginning of our next fiscal year. We are currently evaluating which transition method we will use upon adoption of SFAS 123(R) and the potential impacts adoption could have on our compensation plans. SFAS 123(R) will impact our financial statements and could impact our ability to attract and retain key employees.

Our international operations are subject to a number of risks that could harm our operations and adversely affect our future revenues.

     As a multinational company, we have operations in over 20 countries and we derived approximately 10% and 9% of our revenues from international operations for the three months ended April 1, 2005 and March 31, 2004, respectively. International business is subject to a variety of risks, including:

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communication challenges;

•	potentially adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	exposure to liability under the Foreign Corrupt Practices Act and export control and anti-boycott laws; and

•	general economic and political conditions in these foreign markets.

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

     As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have employees working in Iraq, a high security risk country with substantial civil unrest and acts of terrorism. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen circumstances.

If we are not able to successfully develop, integrate or maintain third party support for our ERP system in a timely manner, we may incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating to another ERP system.

     We are consolidating all of our accounting and project management information systems to an ERP software system developed and customized for us by Oracle Corporation. As of April 1, 2005, approximately 63% of our total revenues were processed on this ERP system. We depend on the vendor to develop, integrate and provide long-term software maintenance support for our ERP system. As a result of Oracle Corporation’s acquisition of PeopleSoft, Inc. in January 2005, it is possible that Oracle may discontinue further development, integration or long-term software maintenance support for our ERP system.

     Accordingly, we are re-evaluating the conversion of the EG&G Division’s accounting systems to the ERP system. In the event we do not successfully complete the development and integration of our ERP system or are unable to obtain necessary long-term third party software maintenance support, we may be required to incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating all of our accounting and project management information systems to another ERP system.

If our goodwill or intangible assets become impaired, our earnings will be negatively impacted.

     Our balance sheet includes goodwill and other intangible assets, the values of which are material. If any of our goodwill or intangible assets were to become impaired, we would be required to write-off the impaired amount, which would negatively affect our earnings.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations, and new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

     As of April 1, 2005, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

Delaware law and our charter documents and the change of control provisions of our outstanding 11 1/2% notes may impede or discourage a takeover, which could cause the market price of our shares to decline.

     We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions in our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which could reduce the market price of our common stock. In addition, if we undergo a change of control, we may be required to repurchase our 11 1/2% notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, which may discourage a third party from attempting to acquire us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $353.8 million under our Credit Facility at April 1, 2005, if market rates averaged 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $2.0 million. Conversely, if market rates averaged 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $2.0 million.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

     Under current SEC rules we are not yet required to complete the requirements of Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”). In 2004, the SEC deferred, for one year , the implementation of Section 404 for qualifying companies with fiscal years ending prior to November 15, 2004. Because our previous fiscal year ended on October 31, 2004, we qualified for the deferral. On November 30, 2004, our Board of Directors approved a change in our future fiscal year end from October 31 to the Friday closest to December 31. Thus, our initial Section 404 reporting will be a required component of our Annual Report on Form 10-K for our fiscal year that will end on December 30, 2005.

     (b) Changes in internal controls. On February 7, 2005, in connection with the preparation of our Form 10-Q for the transition period from November 1, 2004 to December 31, 2004, our management, in consultation with the Audit Committee of the Board of Directors (the “Audit Committee”), concluded that it was necessary to correct our application of Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105” (“FIN 39”). Management concluded that, while some of our book overdrafts historically had been reported as current liabilities, others were offset against cash and cash equivalent balances and should have been reported as current liabilities under FIN 39. Based on guidance in FIN 39, which permits offsetting of assets and liabilities only if the debtor has a valid, legal right of offset, we chose to restate the financial statements reported in our Annual Report on Form 10-K/A filed with the SEC on February 9, 2005. Accordingly, we restated our consolidated balance sheets as of October 31, 2004 and 2003 to report the gross amounts of cash and cash equivalents and to change the classification of book overdraft balances from accrued expenses to book overdrafts. We also have made corresponding adjustments to our consolidated statements of cash flows for the years ended October 31, 2004, 2003 and 2002 to reflect the book overdrafts as financing activities rather than operating activities.

     In connection with the Form 10-K/A restatement, our independent registered public accounting firm reported to our Audit Committee that it considers our prior treatment of book overdrafts under FIN 39 to be a matter which they consider to be a “material weakness” (as defined by the Public Company Accounting Oversight Board (the “PCAOB”) in its Auditing Standard No. 2). Our management and Audit Committee concurred with the conclusion reached by our independent registered public accounting firm. We have remediated the material weakness by providing all financial reporting and treasury personnel working on FIN 39 matters with updated training on FIN 39 compliance, modifying our existing cash management internal policy to add procedures to comply with FIN 39 and establishing an additional review control over the evaluation of the classification of cash balances and the determination of the nature of rights of setoff. We believe that our application of FIN 39 no longer represents a material weakness since our FIN 39 remediation efforts were successfully completed.

     Besides the changes identified above, there were no other changes in our internal controls over financial reporting during the three months ended April 1, 2005 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

     (c) Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives, and our Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective at the “reasonable assurance” level.

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

     Currently, we have limits of $125 million per loss and $125 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4.0 million, $7.5 million and $7.5 million, respectively. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage or are not insured.

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

     Although the outcome of our legal proceedings can not be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described above, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding claims and litigation is subject to inherent uncertainty and it is reasonably possible that such resolution could have an adverse effect on us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock shares during the first quarter of 2005. No purchases were made pursuant to a publicly announced repurchase plan or program.

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
	(a) Total		Purchased as Part	Value) of Shares that
	Number of	(b) Average	of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	per Share	or Programs	Programs
(in thousands, except average price paid per share)
January 1, 2005 – January 28, 2005	—	$—	—	—
January 29, 2005 – February 25, 2005	34	29.37	—	—
February 26, 2005 – April 1, 2005	—	—	—	—

Total	34		—	—

(1)	Stock-for-stock exchanges for payments of exercise cost and withholding taxes upon exercises of stock options or vesting of restricted or deferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held on March 22, 2005, the stockholders approved the election of the following directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

	Number of Shares
	For	Withheld
H. Jesse Arnelle	39,551,717	387,017
Betsy J. Bernard	39,555,868	382,866
Richard C. Blum	38,450,019	1,488,715
Armen Der Marderosian	38,475,391	1,463,343
Mickey P. Foret	39,247,626	691,108
Martin M. Koffel	39,464,419	474,315
General Joseph W. Ralston, USAF (Ret.)	39,555,090	383,644
John D. Roach	36,553,993	3,384,741
William D. Walsh	36,551,054	3,387,680

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	2005 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan. FILED HEREWITH.

10.2	Revised form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, adopted July 12, 2004 as the standard forms under the 1999 Equity Incentive Plan, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 10,000 shares of common stock, Reed N. Brimhall for 10,000 shares of common stock, Gary Jandegian for 15,000 shares of common stock, and Mary E. Sullivan for 10,000 shares of common stock. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	URS CORPORATION
/s/ Reed N. Brimhall

Reed N. Brimhall Vice President, Corporate Controller and Chief Accounting Officer

Exhibit No.	Description

10.1	2005 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan.

10.2	Revised form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, adopted July 12, 2004 as the standard forms under the 1999 Equity Incentive Plan, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 10,000 shares of common stock, Reed N. Brimhall for 10,000 shares of common stock, Gary Jandegian for 15,000 shares of common stock, and Mary E. Sullivan for 10,000 shares of common stock.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.