Form 10-Q
period 2005-07-01
URS CORP /NEW/
filed 2005-08-10
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, $.01 par value	49,132,005

URS CORPORATION AND SUBSIDIARIES
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue and business prospects, future accounting and actuarial estimates, future impact of SFAS 123(R), future outcomes of our legal proceedings, future maintenance of our insurance coverage, future guarantees and debt service obligations, future capital resources, the future of our accounting and project management information system, future effectiveness of our disclosure and internal controls and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn, changes in our book of business; our compliance with government contract procurement regulations; our dependence on government appropriations and procurements; our ability to make accurate estimates; our ability to profitably execute our contracts and guarantees; our leveraged position; our ability to service our debt; liability for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with SFAS 123(R); risks associated with international operations; risks associated with our project management and accounting software; our relationships with our labor unions; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 28, Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 47, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

Item 6. Exhibits	57

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except per share data)

	July 1, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents, including $31,626 and $59,175 of short-term money market funds, respectively	$76,724	$108,007
Accounts receivable, including retainage of $45,364 and $43,844, respectively	574,765	579,953
Costs and accrued earnings in excess of billings on contracts in process	456,619	400,418
Less receivable allowances	(40,671)	(38,719)

Net accounts receivable	990,713	941,652
Deferred income taxes	23,058	20,614
Prepaid expenses and other assets	39,945	26,061

Total current assets	1,130,440	1,096,334
Property and equipment at cost, net	143,790	142,907
Goodwill	1,004,680	1,004,680
Purchased intangible assets, net	6,263	7,749
Other assets	51,138	52,010

	$2,336,311	$2,303,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$1,028	$70,871
Notes payable and current portion of long-term debt	26,692	48,338
Accounts payable and subcontractors payable, including retainage of $14,077 and $13,302, respectively	182,722	144,435
Accrued salaries and wages	177,984	171,004
Accrued expenses and other	65,031	59,914
Billings in excess of costs and accrued earnings on contracts in process	99,153	84,393

Total current liabilities	552,610	578,955
Long-term debt	370,423	508,584
Deferred income taxes	41,885	36,305
Other long-term liabilities	101,639	97,715

Total liabilities	1,066,557	1,221,559

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common shares, par value $.01; authorized 100,000 shares; 49,112 and 43,838 shares issued, respectively; and 49,060 and 43,786 shares outstanding, respectively	491	438
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	898,770	734,843
Accumulated other comprehensive income	2,367	6,418
Retained earnings	368,413	340,709

Total stockholders’ equity	1,269,754	1,082,121

	$2,336,311	$2,303,680

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME – UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Revenues	$961,616	$862,298	$1,883,616	$1,692,626
Direct operating expenses	620,617	548,284	1,209,456	1,069,359

Gross profit	340,999	314,014	674,160	623,267

Indirect, general and administrative expenses	318,392	287,818	607,177	555,515

Operating income	22,607	26,196	66,983	67,752
Interest expense, net	9,930	14,650	20,259	33,271

Income before income taxes	12,677	11,546	46,724	34,481
Income tax expense	5,060	4,620	19,020	13,790

Net income	7,617	6,926	27,704	20,691
Other comprehensive income (loss):
Unrealized loss	(270)	—	(270)	—
Foreign currency translation adjustments	(3,115)	(20)	(3,781)	996

Comprehensive income	$4,232	$6,906	$23,653	$21,687

Net income per common share:
Basic	$.17	$.17	$.63	$.55

Diluted	$.17	$.17	$.61	$.54

Weighted-average shares outstanding:
Basic	44,844	41,204	44,288	37,798

Diluted	46,158	41,719	45,454	38,426

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS–UNAUDITED
(In thousands)

	Six Months Ended
	July 1, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$27,704	$20,691

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,869	20,959
Amortization of financing fees	2,873	3,468
(Gain) /loss on disposal of property and equipment	(310)	—
Costs incurred for extinguishment of debt	33,107	25,831
Provision for doubtful accounts	5,057	10,549
Deferred income taxes	3,136	(4,168)
Stock compensation	3,492	1,321
Tax benefit of stock compensation	4,602	3,913
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(54,116)	16,027
Prepaid expenses and other assets	(17,630)	(11,095)
Accounts payable, accrued salaries and wages and accrued expenses	50,386	(9,307)
Billings in excess of costs and accrued earnings on contracts in process	14,760	(17,810)
Other long-term liabilities	3,923	2,299
Other liabilities, net	(8,848)	1,051

Total adjustments and changes	60,301	43,038

Net cash from operating activities	88,005	63,729

Cash flows from investing activities:
Proceeds from disposal of property and equipment	1,900	—
Capital expenditures, less equipment purchased through capital leases	(9,095)	(11,746)

Net cash from investing activities	(7,195)	(11,746)

Cash flows from financing activities:
Long-term debt principal payments	(503,526)	(267,657)
Long-term debt borrowings	351,271	26,464
Net borrowings/(payments) under the line of credit	(13,711)	16,544
Net change in book overdraft	(69,842)	(8,859)
Capital lease obligation payments	(6,871)	(7,043)
Short-term note borrowings	1,875	1,540
Short-term note payments	(3,340)	(110)
Proceeds from common stock offering, net of related expenses	130,260	204,287
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	25,626	17,262
Tender/Call premiums paid for debt extinguishment	(19,419)	(17,850)
Payments for financing fees	(4,416)	(1,193)

Net cash from financing activities	(112,093)	(36,615)

Net increase (decrease) in cash and cash equivalents	(31,283)	15,368
Cash and cash equivalents at beginning of period	108,007	34,744

Cash and cash equivalents at end of period	$76,724	$50,112

Supplemental information:
Interest paid	$20,879	$34,930

Taxes paid	$21,360	$25,042

Equipment acquired through capital lease obligations	$12,563	$8,883

See Notes to Consolidated Financial Statements

NOTE 1. BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES
Overview
     The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 28,000 employees providing services to federal, state, and local governments, and private industry clients in the United States and abroad.
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
     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in unconsolidated joint ventures are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.
     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004. The results of operations for the six months ended July 1, 2005 are not indicative of the operating results for the full year or for future years.
     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.
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
See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
Cash and Cash Equivalents/Book Overdraft
     At July 1, 2005 and December 31, 2004, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods. At July 1, 2005 and December 31, 2004, cash and cash equivalents included $30.0 million and $13.5 million held by our consolidated joint ventures.
Income Per Common Share
     Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted income per common share is computed giving effect to all potentially dilutive shares of common stock that were outstanding during the period. Potentially dilutive shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, vesting of the restricted stock, or upon conversion of our 6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”). Diluted income per share is computed by dividing net income by the sum of the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.
     A reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator — Basic
Net income	$7,617	$6,926	$27,704	$20,691

Denominator — Basic

Weighted-average common stock shares outstanding	44,844	41,204	44,288	37,798

Basic income per share	$.17	$.17	$.63	$.55

Numerator — Diluted

Net income	$7,617	$6,926	$27,704	$20,691

Denominator — Diluted

Weighted-average common stock shares outstanding	44,844	41,204	44,288	37,798

Effect of dilutive securities

Stock options and restricted stock	1,314	515	1,166	628

	46,158	41,719	45,454	38,426

Diluted income per share	$.17	$.17	$.61	$.54

     Our 6 1/2% debentures are due in 2012 and are convertible into shares of our common stock at the rate of $206.30 per share. The effect of the assumed conversion of the 6 1/2% debentures was not included in our computation of diluted income per share because it would be anti-dilutive.
     We did not include three thousand and fifty-three thousand of potential shares associated with outstanding stock options in our computation of diluted income per share for the three months ended July 1, 2005 and June 30, 2004, respectively, because the exercise prices of the options were greater than the average per share market value of our common stock. In our computation of diluted income per share for the

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
six months ended July 1, 2005 and June 30, 2004, we did not include twenty-three thousand and fifty-two thousand of potential shares associated with outstanding stock options respectively.
Stock-Based Compensation
     We award stock options to our employees under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Option Plans”). These stock options are awarded with exercise prices that are equal to the market price of our common stock on the date of the grant. We also grant restricted stock, which are shares of common stock that are issued at no cost to key employees. In addition, we have an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may authorize payroll deductions of up to ten percent of their compensation, subject to Internal Revenue Code limitations, to purchase common stock at a price of 85% of the lower of the fair market value as of the beginning or the end of the six-month offering period.
     As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related accounting interpretations for stock-based compensation. Under APB 25, the compensation expense associated with employee stock awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the common stock on the grant date. Accordingly, we recognize no compensation expense with respect to stock-based option awards. Stock purchased through the ESPP as currently structured qualifies under a specific exception under APB 25, and as result, we do not recognize any compensation expense with respect to such purchases either. Compensation expense is recognized for modifications of stock-based option awards in accordance with APB 25. In addition, we record compensation expense related to restricted stock over the applicable vesting period and such compensation expense is measured at the fair market value of the restricted stock at the date of grant.
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

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0% - 4.4%	4.53%	2.6%	1.0%
Expected life	6.11 years	6.98 years	0.5 year	0.5 year
Volatility	44.76%	46.70%	23.33%	34.31%
Expected dividends	None	None	None	None

	Stock Option Plans		Employee Stock Purchase Plan
	Six Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0% - 4.6%	3.8%- 4.53%	2.6%	1.0%
Expected life	6.11 years	6.98 years	0.5 year	0.5 year
Volatility	44.76%	46.70%	23.33%	34.31%
Expected dividends	None	None	None	None

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
     If the compensation cost for awards under the Stock Option Plans and the ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$7,617	$6,926	$27,704	$20,691
Add: Total stock-based compensation expense as reported, net of tax	693	259	1,370	518
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,834	1,817	3,537	3,411

Pro forma net income	$6,476	$5,368	$25,537	$17,798

Denominator — Basic
Weighted-average common stock shares outstanding	44,844	41,204	44,288	37,798

Basic income per share:
As reported	$.17	$.17	$.63	$.55
Pro forma	$.14	$.13	$.58	$.47

Numerator — Diluted
Net income:
As reported	$7,617	$6,926	$27,704	$20,691
Add: Total stock-based compensation expense as reported, net of tax	693	259	1,370	518
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,834	1,817	3,537	3,411

Pro forma net income	$6,476	$5,368	$25,537	$17,798

Denominator — Diluted
Weighted-average common stock shares outstanding	46,158	41,719	45,454	38,426

Diluted income per share:
As reported	$.17	$.17	$.61	$.54
Pro forma	$.14	$.13	$.56	$.46
Adopted and Recently Issued Statements of Financial Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC adopted Rule 4-01(a) of Regulation S-X, which defers the required effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005, instead of the first interim period beginning after June 15, 2005 as originally required. SFAS 123(R) will become effective for us on December 31, 2005 (the “Effective Date”), but early adoption is allowed. SFAS 123(R) requires that the costs resulting from all stock-based compensation transactions be recognized in the financial statements. SFAS 123(R) applies to all stock-based compensation awards granted, modified or settled in interim or fiscal periods after the required Effective Date, but does not apply to awards

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
granted in periods before the required Effective Date, unless they are modified, repurchased or cancelled after the Effective Date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits from the exercises of stock-based compensation awards be reported as a financing cash inflow rather than as an operating cash inflow.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123(R). SAB 107 was issued to assist registrants in implementing SFAS 123(R) while enhancing the information that investors receive.
     Upon adoption of SFAS 123(R), we will be required to record an expense for our stock-based compensation plans using a fair value method. We are currently evaluating which transition method we will use upon adoption of SFAS 123(R) and the potential impacts it will have on our compensation plans. SFAS 123(R) will impact our financial statements as we historically have recorded our stock-based compensation in accordance with APB 25, which does not require the recording of an expense for our stock-based compensation plans for options granted at a price equal to the fair market value of the shares on the grant date and for the fair value of the shares purchased through the ESPP.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retroactive application of a change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate resulting from a change in accounting principle. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Depending on the type of accounting change, the adoption of SFAS 154 may have a material impact on our consolidated financial statements.
Reclassifications
     We have made reclassifications to our fiscal year 2004 financial statements to conform them to the fiscal year 2005 presentation. These reclassifications have no effect on consolidated net income, stockholder’s equity, and net cash flows.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
NOTE 2. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	July 1,	December 31,
	2005	2004
	(In thousands)
Equipment	$153,630	$153,278
Furniture and fixtures	20,925	20,855
Leasehold improvements	36,468	32,893
Construction in progress	5,419	4,328

	216,442	211,354
Accumulated depreciation and amortization	(112,796)	(105,228)

	103,646	106,126

Equipment, furniture and fixtures under capital leases	91,381	81,962
Accumulated amortization	(51,237)	(45,181)

	40,144	36,781

Property and equipment at cost, net	$143,790	$142,907

     As of July 1, 2005 and December 31, 2004, we capitalized internal-use software development costs of $59.7 million and $58.9 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.
     Property and equipment is depreciated using the following estimated useful lives:

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	9 months – 20 years
     Depreciation expense related to property and equipment was $9.3 million and $9.1 million for the three months ended July 1, 2005 and June 30, 2004, respectively. Depreciation expense related to property and equipment for the six months ended July 1, 2005 and June 30, 2004 was $18.4 million and $19.4 million, respectively.
     Amortization expense related to purchased intangible assets was $0.7 million and $0.8 million for the three months ended July 1, 2005 and June 30, 2004, respectively. Amortization expense related to purchased intangible assets for the six months ended July 1, 2005 and June 30, 2004 was $1.5 million and $1.6 million, respectively.
NOTE 3. EMPLOYEE RETIREMENT PLANS
Executive Plan
     In July 1999, as amended and restated in September 2003, we entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with Martin M. Koffel, our Chief Executive Officer, to provide an annual lifetime retirement benefit. The components of our net periodic pension costs related to the Executive Plan for the three months and six months ended July 1, 2005 and June 30, 2004 were as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
		(In thousands)
Service cost	$—	$228	$—	$456
Interest cost	131	109	262	218

Net periodic benefit cost	$131	$337	$262	$674

Radian SERP and SCA
     In fiscal year 1999, we acquired and assumed some of the defined benefit pension plans and post-retirement benefit plans of Radian International, L.L.C. (“Radian”), which were transferred to URS Corporation (Nevada). These retirement plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the retirement plans.
     The Radian defined benefit plans include a Supplemental Executive Retirement Plan (“SERP”) and a Salary Continuation Agreement (“SCA”), which are intended to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the SERP and SCA for the three months and six months ended July 1, 2005 and June 30, 2004 were as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
		(In thousands)
Interest cost	$145	$177	$290	$354
Amortization of net loss	18	4	36	8

Net periodic benefit cost	$163	$181	$326	$362

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

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
		(In thousands)
Service cost	$1,636	$1,165	$3,272	$2,330
Interest cost	2,135	1,954	4,270	3,908
Expected return on plan assets	(2,292)	(2,131)	(4,584)	(4,262)
Amortization of:
Prior service cost	(518)	(518)	(1,036)	(1,036)
Net loss	406	30	812	60

Net periodic benefit cost	$1,367	$500	$2,734	$1,000

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
EG&G Post-retirement Medical Plan

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
		(In thousands)
Service cost	$70	$63	$140	$126
Interest cost	69	69	138	138
Expected return on plan assets	(64)	(72)	(128)	(144)
Amortization of:
Net loss	20	2	40	4

Net periodic benefit cost	$95	$62	$190	$124

NOTE 4. CURRENT AND LONG-TERM DEBT
Credit Facilities
New Credit Facility
     On June 28, 2005, we entered into a new senior credit facility (“New Credit Facility”) consisting of a 6-year Term Loan of $350.0 million and a 5-year Revolving Line of Credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of July 1, 2005, we had $340.0 million outstanding under the Term Loan, $59.3 million in letters of credit, and no amount outstanding under the Revolving Line of Credit.
     Our Revolving Line of Credit is used to fund daily operating cash needs and to support our standby letters of credit. During the ordinary course of business, the use of our Revolving Line of Credit is driven by collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which drive, as necessary, our short term borrowing requirements.
     Principal amounts under the Term Loan will become due and payable on a quarterly basis: 15% of the principal will be payable in four equal quarterly payments beginning in the third quarter of 2008, 20% of the principal will be due during the next four quarters, and 65% will be due in the final four quarters ending on June 28, 2011. Our Revolving Line of Credit expires and is payable in full on June 28, 2010. At our option, we may repay the loans under our New Credit Facility without premium or penalty.
     All loans outstanding under our New Credit Facility bear interest at either LIBOR or the bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. The LIBOR margin will range from 0.625% to 1.75% and the base rate margin will range from 0.0% to 0.75%. As of July 1, 2005, the LIBOR margin was 1.25% for both the Term Loan and Revolving Line of Credit. As of July 1, 2005, the interest rate on our Term Loan was 4.74%.
     A substantial number of our domestic subsidiaries are guarantors of the New Credit Facility on a joint and several basis. Initially, the obligations are collateralized by our guarantors’ capital stock. The collateralized obligations will be eliminated if we reach an investment grade credit rating of “Baa3” from Moody’s and “BBB-” from Standard & Poor’s. If our credit rating were to fall to or below, “Ba2” from Moody’s or “BB” from Standard & Poor’s, we must provide a secured interest in substantially all of our existing and subsequently acquired personal and real property, in addition to the collateralized guarantors’ capital stock. Although the capital stock of the non-guarantor subsidiaries are not required to be pledged as collateral, the terms of the New Credit Facility restrict the non-guarantors’ assets, with some exceptions, from being used as a pledge for future liens (a “negative pledge”). Moody’s upgraded our credit rating from

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
“Ba2” to “Ba1” on June 20, 2005. On July 26, 2005, Standard & Poor’s upgraded our credit rating from “BB” to “BB+.”
     Our New Credit Facility contains financial covenants. We are required to maintain: (a) a maximum ratio of total funded debt to total capital of 40% or less and (b) a minimum interest coverage ratio of not less than 3.0:1. The interest coverage ratio is calculated by dividing consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in our New Credit Facility agreement, by consolidated cash interest expense.
     The New Credit Facility also contains customary events of default and customary affirmative and negative covenants including, but not limited to, limitations on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, capital leases, negative pledges, sale-leaseback transactions, indebtedness, contingent obligations and investments.
     As of July 1, 2005, we were in compliance with all the covenants of the New Credit Facility.
Old Credit Facility
     Our old senior secured credit facility (“Old Credit Facility”) consisted of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Our Old Credit Facility was terminated and repaid in full on June 28, 2005. As of December 31, 2004, we had $353.8 million in principal amounts outstanding under the term loan facilities with interest rate at 4.42%. We had also drawn $18.0 million against our revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under our revolving credit facility to $151.7 million. The effective average interest rates paid on the revolving line of credit from April 2 through June 28, 2005 and during the three months ended June 30, 2004 were approximately 5.9% and 5.8%, respectively. The effective average interest rates paid on the revolving line of credit from January 1 through June 28, 2005 and during the six months ended June 30, 2004 were approximately 6.0% and 5.6%, respectively.
     Our average daily revolving line of credit balances for the three-month periods ended July 1, 2005 and June 30, 2004 were $3.1 million and $22.1 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended July 1, 2005 and June 30, 2004 were $22.8 million and $74.6 million, respectively. Our average daily revolving line of credit balances for the six-month periods ended July 1, 2005 and June 30, 2004 were $3.3 million and $23.3 million, respectively. The maximum amounts outstanding at any one point in time during the six-month periods ended July 1, 2005 and June 30, 2004 were $22.8 million and $74.6 million, respectively.
Other Indebtedness
     11 1/2% Senior Notes (“11 1/2% notes”). As of July 1, 2005 and December 31, 2004, we had outstanding amounts of $2.8 million and $130.0 million, of the original outstanding principal, due 2009. On June 15, 2005, we accepted tenders for and retired $127.2 million of the 11 1/2% notes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are effectively subordinate to our New Credit Facility, capital leases, notes payable and senior to our 6 1/2% debentures described below.
     12 1/4% Senior Subordinated Notes (“12 1/4% notes”). On February 14, 2005, we retired the entire outstanding balance of $10 million of our 12 1/4% notes. As of December 31, 2004, we owed $10 million.
     6 1/2% Convertible Subordinated Debentures. As of July 1, 2005 and December 31, 2004, we owed $1.8 million due 2012. On July 15, 2005, we notified the trustee that we intend to redeem the remaining 6 1/2% debentures on August 15, 2005. Our 6 1/2% debentures are subordinate to our New Credit Facility, our 11 1/2% notes, capital leases and notes payable.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
     Notes payable, foreign credit lines and other indebtedness. As of July 1, 2005 and December 31, 2004, we had outstanding amounts of $14.7 million and $13.4 million, respectively, in notes payable and foreign lines of credit. The weighted average interest rates of the notes were approximately 6.0% and 5.8% as of July 1, 2005 and December 31, 2004, respectively.
     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of July 1, 2005, we had drawn $4.3 million on our foreign lines of credit and had $11.4 million available under these facilities. As of December 31, 2004, we had drawn $8.5 million under our foreign lines of credit, reducing the amount available to $7.9 million. The interest rates were 8.9% and 8.6% as of July 1, 2005 and December 31, 2004, respectively.
Fair Value of Financial Instruments
     The fair values of the 11 1/2% notes and the 12 1/4% notes fluctuate depending on market conditions and our performance and at times may differ from their carrying values. On February 14, 2005, we retired the entire outstanding balance of $10 million on the 12 1/4% notes. On June 15, 2005, we retired 97.8% of the $130.0 million of the 11 1/2% notes with $2.8 million outstanding. We believe that the fair value of our remaining 11 1/2% notes approximate their carrying value as of July 1, 2005. As of December 31, 2004, the total fair values of the 11 1/2% notes and the 12 1/4% notes were approximately $161.5 million.
Maturities
     As of July 1, 2005, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter are as follows:

(In thousands)
Less than One year	$11,259
Second year	3,723
Third year	892
Fourth year	51,170
Fifth year	71,016
Thereafter	221,241

$359,301

Costs Incurred for Extinguishment of Debt
     We incurred the following costs to extinguish our Old Credit Facility, 11 1/2% notes, and 12 1/4% notes, during the three months and six months ended July 1, 2005 and June 30, 2004.

	Three Months Ended July 1, 2005
	Old Credit	11 1/2%	12 1/4%
	Facility	Notes	Notes	Total
		(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$6,012	$7,527	$—	$13,539
Tender premiums and expenses	—	18,806	—	18,806

Total	$6,012	$26,333	$—	$32,345

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended June 30, 2004
	Old Credit	11 1/2%	12 1/4%
	Facility	Notes	Notes	Total
		(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$—	$5,191	$2,790	$7,981
Call premiums	—	8,050	9,800	17,850

Total	$—	$13,241	$12,590	$25,831

	Six Months Ended July 1, 2005
	Old Credit	11 1/2%	12 1/4%
	Facility	Notes	Notes	Total
		(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$6,012	$7,527	$149	$13,688
Tender/Call premiums and expenses	—	18,806	613	19,419

Total	$6,012	$26,333	$762	$33,107

	Six Months Ended June 30, 2004
	Old Credit	11 1/2%	12 1/4%
	Facility	Notes	Notes	Total
		(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$—	$5,191	$2,790	$7,981
Call premiums	—	8,050	9,800	17,850

Total	$—	$13,241	$12,590	$25,831

     The write-off of the pre-paid financing fees, debt issuance costs and discounts and the amounts paid for tender/call premiums and expenses are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income.
NOTE 5. COMMITMENTS AND CONTINGENCIES
     In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations and we are involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The following provides updated information regarding proceedings that were described in Note 9 to our consolidated financial statements, which were included in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004:
•	Saudi Arabia: Prior to our acquisition of Lear Seigler Services, Inc. (“LSI”) in August 2002, LSI provided aircraft maintenance support services on F-5 aircrafts under a contract (the “F-5 Contract”) with a Saudi Arabian government ministry (the “Ministry”). LSI’s operational performance under the F-5 contract was completed in November 2000 and the following legal proceedings ensued:

Two Saudi Arabian landlords have pursued claims over disputed rents in Saudi Arabia. The Saudi Arabian landlord of the Al Bilad complex received a judgment in Saudi Arabia against LSI for $7.9 million. Another landlord has obtained a judgment also in Saudi Arabia against

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
LSI for $1.2 million, which was successfully appealed in June 2005 and remanded for future proceedings. LSI continues to pursue defenses disputing these claims and judgments, and is pursuing a countersuit against the landlord of the Al Bilad complex.

During fiscal year 2004, an arbitration ruling by the International Chamber of Commerce (“ICC”) was issued against LSI that included a monetary award of $5.5 million, plus interest, for a breach of contract claim to a joint venture partner (the “Claimant”). In August 2004, the Claimant filed an action in the United States District Court in Maryland to confirm and enforce the ICC award, which LSI opposed. In April 2005, the District Court issued a final judgment confirming and enforcing the Claimant’s ICC award. In June 2005, LSI appealed the District Court’s decision to the United States Fourth District Court of Appeals.

The Ministry prematurely directed payment of a performance bond outstanding under the F-5 Contract in the amount of approximately $5.6 million. Before LSI can complete its obligations under the F-5 Contract and the performance bond, it must successfully resolve all Saudi Arabian tax matters, including a pending tax assessment issued by the Saudi Arabian taxing authority against LSI of approximately $5.1 million in taxes for the years 1999 through 2002. We disagree with the Saudi Arabian taxing authority’s assessment and are providing responses, additional information and documentation to the taxing authority. However, Banque Saudi Fransi paid the $5.6 million performance bond amount to the Ministry and filed a reimbursement claim against LSI in December 2004 in the United Kingdom’s High Court of Justice, Queen’s Bench Division, Commercial Court. We believe Banque Saudi Fransi’s payment of the performance bond amount was inappropriate and constituted a contractual violation of our performance bond agreement. In April 2005, LSI responded to the Banque Saudi Fransi’s claim and the Commercial Court granted Banque Saudi Fransi an application for summary judgment. Upon the issuance of a final judgment by the Commercial Court, LSI will assess its legal options to determine whether to appeal the Commercial Court’s decision. In January 2005, LSI filed a claim against the Ministry in the United States District Court in Texas for wrongful demand of the performance bond, to collect all outstanding accounts receivable, to collect a claim for additional housing costs incurred at the direction of the Ministry, and for other contractual violations of the F-5 Contract. In March 2005, the Ministry responded to LSI’s claim by filing a motion to dismiss for lack of forum.

•	Lebanon: Prior to our acquisition of Dames and Moore Group, Inc. in 1999, which included Radian International, LLC, a wholly-owned subsidiary (“Radian”), Radian entered into a contract to provide environmental remediation to a Lebanese company (“Solidere”) involved in the development and reconstruction of the central district of Beirut. Various disputes have arisen under this contract, including an allegation by Solidere that Radian breached the contract by, among other things, failing to reduce the level of chemical and biological constituents, including methane gas, at the project site to the contract level. The parties sought to resolve their disputes in an arbitration proceeding filed with the ICC. During July 2004, an ICC arbitration panel ruled against Radian and ordered Radian to prepare a plan to reduce the level of methane gas at the project site to the contract level, to pay approximately $2.4 million in attorney fees and other expenses to Solidere, and authorized Solidere to withhold project payments. At July 1, 2005, Solidere had withheld project payments amounting to $10.3 million included in consolidated accounts receivable. In addition, Radian has deferred other costs amounting to $5.3 million included in consolidated costs and accrued earnings in excess of billings on contracts in process and $3.0 million included in other assets. Radian is complying with the terms of the ICC arbitration panel’s ruling and continues to be actively engaged in attempting to resolve the various disputes directly with Solidere through alternate resolution strategies that may be more advantageous to both parties.

Solidere is also seeking damages for delays of up to $8.5 million and drew upon an $8.5 million bank guarantee at Saradar Bank, Sh.M.L. (“Saradar”). In July 2004, Saradar filed a

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
reimbursement claim in the First Court in Beirut, Lebanon to recover the $8.5 million bank guarantee from Radian and co-defendant Wells Fargo Bank, N.A. In February 2005, Radian responded to Saradar’s claim by filing a Statement of Defense in the First Court of Beirut. In April 2005, Saradar also filed a reimbursement claim against Solidere in the First Court of Beirut. Radian believes that it is not obligated under the bank guarantee and intends to vigorously defend this matter.
Prior to entering into the Solidere contract, Radian obtained a project-specific, $50 million insurance policy from Alpina Insurance Company (“Alpina”) with a $1 million deductible, which Radian believes, is available to support its claims in excess of the deductible. The Solidere contract contains a $20 million limitation on damages. In October 2004, Alpina notified Radian of a denial of insurance coverage. Radian filed a breach of contract and bad faith claim against Alpina in the United States District Court for the Northern District of California in October 2004 seeking declaratory relief and monetary damages. In July 2005, Alpina responded to Radian’s claim by filing a motion to dismiss based on improper venue, which was granted by the District Court. The District Court’s decision, however, did not consider the underlying merits of Radian’s claim and Radian is currently evaluating its legal options, including appealing the decision or filing a claim in another jurisdiction.

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
     Currently, we have limits of $125 million per loss and $125 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4 million, $7.5 million and $7.5 million, respectively. In some actions, parties seek damages, including punitive or treble damages that substantially exceed our insurance coverage or are not insured.
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
     Although the outcome of our contingencies cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of our contingencies described above, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding contingencies is subject to inherent uncertainty and it is reasonably possible that such resolution could have an adverse effect on us.
     As of July 1, 2005, we had the following guarantee obligations and commitments:
     We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
eight months. The maximum potential amount of future payments that we could be required to make under this guarantee at July 1, 2005, was $6.5 million.
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

	July 1, 2005
	Net	Property
	Accounts	and Equipment at
	Receivable	Cost, Net	Total Assets
		(In thousands)
URS Division	$743,601	$130,659	$988,223
EG&G Division	247,112	8,031	271,490

	990,713	138,690	1,259,713
Corporate	—	5,100	1,713,320
Eliminations	—	—	(636,722)

Total	$990,713	$143,790	$2,336,311

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	December 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$728,850	$132,277	$941,286
EG&G Division	212,802	7,254	230,573

	941,652	139,531	1,171,859
Corporate	—	3,376	1,721,221
Eliminations	—	—	(589,400)

Total	$941,652	$142,907	$2,303,680

	Three Months Ended July 1, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$622,085	$47,538	$8,178
EG&G Division	340,932	17,984	1,328
Eliminations	(1,401)	(82)	—

	961,616	65,440	9,506
Corporate	—	(42,833)	576

Total	$961,616	$22,607	$10,082

	Three Months Ended June 30, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$584,416	$45,843	$8,520
EG&G Division	279,158	14,826	1,292
Eliminations	(1,276)	—	—

	862,298	60,669	9,812
Corporate	—	(34,473)	100

Total	$862,298	$26,196	$9,912

	Six Months Ended July 1, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,230,154	$90,387	$16,509
EG&G Division	656,382	30,691	2,640
Eliminations	(2,920)	(178)	—

	1,883,616	120,900	19,149
Corporate	—	(53,917)	720

Total	$1,883,616	$66,983	$19,869

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Six Months Ended June 30, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,144,935	$84,950	$18,201
EG&G Division	549,268	25,744	2,585
Eliminations	(1,577)	—	—

	1,692,626	110,694	20,786
Corporate	—	(42,942)	173

Total	$1,692,626	$67,752	$20,959

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.
Geographic areas
     Our revenues by geographic areas are shown below:

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
		(In thousands)
Revenues
United States	$864,593	$783,468	$1,699,361	$1,541,240
International	100,566	80,355	188,663	154,554
Eliminations	(3,543)	(1,525)	(4,408)	(3,168)

Total revenues	$961,616	$862,298	$1,883,616	$1,692,626

Major Customers
     For the three months and six months ended July 1, 2005 and June 30, 2004, we had multiple contracts with the U.S. Army that contributed more than ten percent of our total consolidated revenues:

	URS Division	EG&G Division	Total
		(In millions)
Three months ended July 1, 2005
The U.S. Army (1)	$24.8	$168.3	$193.1

Three months ended June 30, 2004
The U.S. Army (1)	$38.8	$112.8	$151.6

Six months ended July 1, 2005
The U.S. Army (1)	$50.4	$315.1	$365.5

Six months ended June 30, 2004
The U.S. Army (1)	$58.7	$233.4	$292.1

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.

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
NOTE 8. COMMON STOCK
     On June 8, 2005, we sold an aggregate of 3,636,721 shares of our common stock through a public offering. We granted the underwriters the right to purchase up to an additional 363,672 shares of our common stock to cover over-allotments (the “over-allotment shares”). On June 8, 2005, the underwriters exercised their option to purchase the over-allotment shares.
     The offering price of our common stock was $34.50 per share and the total offering proceeds to us were $130.3 million, net of underwriting discounts and commissions and other offering-related expenses of $7.8 million. We used the net proceeds from this common stock offering and cash available on hand to pay $127.2 million of the 11 1/2% notes and $18.8 million of tender premiums and expenses.
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
     Substantially all of our domestic operating subsidiaries have guaranteed our obligations under our 11 1/2% notes. Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.
     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our 11 1/2% notes. In addition, although the terms of our 11 1/2% notes limit us and our subsidiary guarantors’ ability to place contractual restrictions on the flow of funds to us, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings at the subsidiary level, may restrict the subsidiary guarantors’ ability to pay dividends, or make loans or other distributions to us.
     The following information sets forth our condensed consolidating balance sheets as of July 1, 2005 and December 31, 2004, and our condensed consolidating statements of operations and comprehensive income and for the three months and six months ended July 1, 2005 and June 30, 2004; and our condensed consolidating statements of cash flows for the six months ended July 1, 2005 and June 30, 2004. Elimination entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Separate complete financial statements for our subsidiaries, which guarantee our 11 1/2% notes, would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of July 1, 2005
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$30,905	$52,463	$22,825	$(29,469)	$76,724
Accounts receivable	—	481,414	93,351	—	574,765
Costs and accrued earnings in excess of billings on contracts in process	—	396,091	60,528	—	456,619
Less receivable allowance	—	(34,417)	(6,254)	—	(40,671)

Net accounts receivable	—	843,088	147,625	—	990,713
Deferred income taxes	23,058	—	—	—	23,058
Prepaid expenses and other assets.	20,557	14,056	5,332	—	39,945

Total current assets	74,520	909,607	175,782	(29,469)	1,130,440
Property and equipment at cost, net	5,100	123,773	14,917	—	143,790
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	6,263	—	—	—	6,263
Investment in subsidiaries	636,722	—	—	(636,722)	—
Other assets	15,504	32,600	3,034	—	51,138

	$1,742,789	$1,065,980	$193,733	$(666,191)	$2,336,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$30,107	$390	$(29,469)	$1,028
Notes payable and current portion of long-term debt	2,368	19,587	4,737	—	26,692
Accounts payable and subcontractors payable	2,077	153,858	26,787	—	182,722
Accrued salaries and wages	3,827	153,861	20,296	—	177,984
Accrued expenses and other	17,713	39,813	7,505	—	65,031
Billings in excess of costs and accrued earnings on contracts in process	—	76,920	22,233	—	99,153

Total current liabilities	25,985	474,146	81,948	(29,469)	552,610
Long-term debt	344,437	23,989	1,997	—	370,423
Deferred income taxes	41,885	—	—	—	41,885
Other long-term liabilities	60,728	40,281	630	—	101,639

Total liabilities	473,035	538,416	84,575	(29,469)	1,066,557

Stockholders’ equity:
Total stockholders’ equity	1,269,754	527,564	109,158	(636,722)	1,269,754

	$1,742,789	$1,065,980	$193,733	$(666,191)	$2,336,311

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of December 31, 2004
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$58,982	$34,886	$14,329	$(190)	$108,007
Accounts receivable	—	491,294	88,659	—	579,953
Costs and accrued earnings in excess of billings on contracts in process	—	346,331	54,087	—	400,418
Less receivable allowance	—	(31,933)	(6,786)	—	(38,719)

Net accounts receivable	—	805,692	135,960	—	941,652
Deferred income taxes	20,614	—	—	—	20,614
Prepaid expenses and other assets	15,710	8,383	1,968	—	26,061

Total current assets	95,306	848,961	152,257	(190)	1,096,334
Property and equipment at cost, net	3,376	124,886	14,645	—	142,907
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	7,749	—	—	—	7,749
Investment in subsidiaries	589,400	—	—	(589,400)	—
Other assets	20,710	30,359	941	—	52,010

	$1,721,221	$1,004,206	$167,843	$(589,590)	$2,303,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$59,955	$11,106	$(190)	$70,871
Notes payable and current portion of long-term debt	29,116	17,582	1,640	—	48,338
Accounts payable and subcontractors payable	2,988	125,509	15,938	—	144,435
Accrued salaries and wages	4,158	147,431	19,415	—	171,004
Accrued expenses and other	21,656	32,614	5,644	—	59,914
Billings in excess of costs and accrued earnings on contracts in process	—	63,831	20,562	—	84,393

Total current liabilities	57,918	446,922	74,305	(190)	578,955
Long-term debt	483,933	24,601	50	—	508,584
Deferred income taxes	36,305	—	—	—	36,305
Other long-term liabilities	60,944	36,158	613	—	97,715

Total liabilities	639,100	507,681	74,968	(190)	1,221,559

Stockholders’ equity:
Total stockholders’ equity	1,082,121	496,525	92,875	(589,400)	1,082,121

	$1,721,221	$1,004,206	$167,843	$(589,590)	$2,303,680

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE
INCOME
(In thousands)
(unaudited)

	Three Months Ended July 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$864,593	$100,566	$(3,543)	$961,616
Direct operating expenses	—	566,038	58,122	(3,543)	620,617

Gross profit	—	298,555	42,444	—	340,999
Indirect, general and administrative expenses	42,833	236,553	39,006	—	318,392

Operating income (loss)	(42,833)	62,002	3,438	—	22,607
Interest expense, net	9,213	495	222	—	9,930

Income (loss) before income taxes	(52,046)	61,507	3,216	—	12,677
Income tax expense (benefit)	(21,125)	24,879	1,306	—	5,060
Income (loss) before equity in net earnings of subsidiaries	(30,921)	36,628	1,910	—	7,617
Equity in net earnings of subsidiaries	38,538	—	—	(38,538)	—

Net income	7,617	36,628	1,910	(38,538)	7,617
Other comprehensive income (loss):
Unrealized loss	(270)	(270)	—	270	(270)
Foreign currency translation adjustments	(3,115)	—	(3,115)	3,115	(3,115)

Comprehensive income (loss)	$4,232	$36,358	$(1,205)	$(35,153)	$4,232

	Three Months Ended June 30, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$783,468	$80,355	$(1,525)	$862,298
Direct operating expenses	—	505,451	44,358	(1,525)	548,284

Gross profit	—	278,017	35,997	—	314,014
Indirect, general and administrative expenses	34,472	220,191	33,155	—	287,818

Operating income (loss)	(34,472)	57,826	2,842	—	26,196
Interest expense, net	14,082	308	260	—	14,650

Income (loss) before income taxes	(48,554)	57,518	2,582	—	11,546
Income tax expense (benefit)	(19,421)	23,009	1,032	—	4,620

Income (loss) before equity in net earnings of subsidiaries	(29,133)	34,509	1,550	—	6,926
Equity in net earnings of subsidiaries	36,059	—	—	(36,059)	—

Net income	6,926	34,509	1,550	(36,059)	6,926
Other comprehensive loss:
Foreign currency translation adjustments	(20)	—	(20)	20	(20)

Comprehensive income	$6,906	$34,509	$1,530	$(36,039)	$6,906

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE
INCOME
(In thousands)
(unaudited)

	Six Months Ended July 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$1,699,361	$188,663	$(4,408)	$1,883,616
Direct operating expenses	—	1,106,919	106,945	(4,408)	1,209,456

Gross profit	—	592,442	81,718	—	674,160
Indirect, general and administrative expenses	53,916	476,335	76,926	—	607,177

Operating income (loss)	(53,916)	116,107	4,792	—	66,983
Interest expense, net	18,965	965	329	—	20,259

Income (loss) before income taxes	(72,881)	115,142	4,463	—	46,724
Income tax expense (benefit)	(29,668)	46,871	1,817	—	19,020
Income (loss) before equity in net earnings of subsidiaries	(43,213)	68,271	2,646	—	27,704
Equity in net earnings of subsidiaries	70,917	—	—	(70,917)	—

Net income	27,704	68,271	2,646	(70,917)	27,704
Other comprehensive loss:
Unrealized loss	(270)	(270)	—	270	(270)
Foreign currency translation adjustments	(3,781)	—	(3,781)	3,781	(3,781)

Comprehensive income	$23,653	$68,001	$(1,135)	$(66,866)	$23,653

	Six Months Ended June 30, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$1,541,240	$154,554	$(3,168)	$1,692,626
Direct operating expenses	—	990,249	82,278	(3,168)	1,069,359

Gross profit	—	550,991	72,276	—	623,267
Indirect, general and administrative expenses	42,942	445,104	67,469	—	555,515

Operating income (loss)	(42,942)	105,887	4,807	—	67,752
Interest expense, net	31,976	580	715	—	33,271

Income (loss) before income taxes	(74,918)	105,307	4,092	—	34,481
Income tax expense (benefit)	(29,962)	42,116	1,636	—	13,790

Income (loss) before equity in net earnings of subsidiaries	(44,956)	63,191	2,456	—	20,691
Equity in net earnings of subsidiaries	65,647	—	—	(65,647)	—

Net income	20,691	63,191	2,456	(65,647)	20,691
Other comprehensive income:
Foreign currency translation adjustments	996	—	996	(996)	(996)

Comprehensive income	$21,687	$63,191	$3,452	$(66,643)	$21,687

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 1, 2005
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$27,704	$68,271	$2,646	$(70,917)	$27,704

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	720	16,935	2,214	—	19,869
Amortization of financing fees	2,873	—	—	—	2,873
(Gain)/loss on disposal of property and equipment	—	(340)	30	—	(310)
Costs incurred for extinguishment of debt	33,107	—	—	—	33,107
Provision for doubtful accounts	—	5,108	(51)	—	5,057
Deferred income taxes	3,136	—	—	—	3,136
Stock compensation	3,492	—	—	—	3,492
Tax benefit of stock compensation	4,602	—	—	—	4,602
Equity in net earnings of subsidiaries	(70,917)	—	—	70,917	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(42,502)	(11,614)	—	(54,116)
Prepaid expenses and other assets	(8,592)	(5,674)	(3,364)	—	(17,630)
Accounts payable, accrued salaries and wages and accrued expenses	15,837	3,261	27,942	3,346	50,386
Billings in excess of costs and accrued earnings on contracts in process	—	13,089	1,671	—	14,760
Other long-term liabilities	(215)	4,121	17	—	3,923
Other liabilities, net	(1,173)	(2,236)	(2,093)	(3,346)	(8,848)

Total adjustments and changes	(17,130)	(8,238)	14,752	70,917	60,301

Net cash from operating activities	10,574	60,033	17,398	—	88,005

Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	1,889	11	—	1,900
Capital expenditures	(2,437)	(5,633)	(1,025)	—	(9,095)

Net cash from investing activities	(2,437)	(3,744)	(1,014)	—	(7,195)

Cash flows from financing activities:
Long-term debt principal payments	(500,984)	(2,396)	(146)	—	(503,526)
Long-term debt borrowings	350,806	208	257	—	351,271
Net payments under the line of credit	(18,000)	—	4,289	—	(13,711)
Net change in book overdraft	—	(29,847)	(10,716)	(29,279)	(69,842)
Capital lease obligation payments	(140)	(6,675)	(56)	—	(6,871)
Short-term note borrowings	328	—	1,547	—	1,875
Short-term note payments	(275)	(2)	(3,063)	—	(3,340)
Proceeds from common stock offering, net of related expenses	130,260	—	—	—	130,260
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	25,626	—	—	—	25,626
Tender/call premiums paid for debt extinguishment	(19,419)	—	—	—	(19,419)
Payments for financing fees	(4,416)	—	—	—	(4,416)

Net cash from financing activities	(36,214)	(38,712)	(7,888)	(29,279)	(112,093)

Net increase (decrease) in cash and cash equivalents	(28,077)	17,577	8,496	(29,279)	(31,283)
Cash and cash equivalents at beginning of year	58,982	34,886	14,329	(190)	108,007

Cash and cash equivalents at end of year	$30,905	$52,463	$22,825	$(29,469)	$76,724

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30, 2004
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$20,691	$63,191	$2,456	$(65,647)	$20,691

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	18,612	2,174	—	20,959
Amortization of financing fees	3,468	—	—	—	3,468
Costs incurred for extinguishment of debt	25,831	—	—	—	25,831
Provision for doubtful accounts	—	9,642	907	—	10,549
Deferred income taxes	(4,168)	—	—	—	(4,168)
Stock compensation	1,321	—	—	—	1,321
Tax benefit of stock compensation	3,913	—	—	—	3,913
Equity in net earnings of subsidiaries	(65,647)	—	—	65,647	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	28,216	(12,189)	—	16,027
Prepaid expenses and other assets	(10,847)	1,351	(1,599)	—	(11,095)
Accounts payable, accrued salaries and wages and accrued expenses	51,383	(53,753)	(6,651)	(286)	(9,307)
Billings in excess of costs and accrued earnings on contracts in process	—	(18,306)	496	—	(17,810)
Other long-term liabilities	(429)	2,709	19	—	2,299
Other liabilities, net	(1,591)	(11,375)	13,731	286	1,051

Total adjustments and changes	3,407	(22,904)	(3,112)	65,647	43,038

Net cash from operating activities	24,098	40,287	(656)	—	63,729

Cash flows from investing activities:
Capital expenditures	(398)	(9,665)	(1,683)	—	(11,746)

Net cash from investing activities	(398)	(9,665)	(1,683)	—	(11,746)

Cash flows from financing activities:
Long-term debt principal payments	(265,455)	(2,202)	—	—	(267,657)
Long-term debt borrowings	25,000	1,464	—	—	26,464
Net borrowings under the line of credit	16,544	—	—	—	16,544
Net change in book overdraft	(2,610)	(4,185)	(2,064)	—	(8,859)
Capital lease obligation payments	(100)	(6,747)	(196)	—	(7,043)
Short-term note borrowings	—	—	1,540	—	1,540
Short-term note payments	(86)	(24)	—	—	(110)
Proceeds from common stock offering, net of related expenses	204,287	—	—	—	204,287
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	17,262	—	—	—	17,262
Call premiums paid for debt extinguishment	(17,850)	—	—	—	(17,850)
Payment for financing fees	(1,193)	—	—	—	(1,193)

Net cash from financing activities	(24,201)	(11,694)	(720)	—	(36,615)

Net increase (decrease) in cash and cash equivalents	(501)	18,928	(3,059)	—	15,368
Cash and cash equivalents at beginning of year	512	16,926	17,306	—	34,744

Cash and cash equivalents at end of year	$11	$35,854	$14,247	$—	$50,112

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 47 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” the footnotes to this report for the six months ended July 1, 2005; the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and the Consolidated Financial Statements included in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004, which was previously filed with the Securities and Exchange Commission (“SEC”).
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
Revenues for Three Months Ended July 1, 2005
     Consolidated revenues for the three months ended July 1, 2005 increased 11.5% over the consolidated revenues for the three months ended June 30, 2004.
     Revenues from our federal government clients for the three months ended July 1, 2005 increased approximately 18% compared with the corresponding period last year. The increase reflects continued growth in the services we provide to the Department of Defense, (“DOD”), and the Department of Homeland Security, (“DHS”), as a result of additional spending on engineering and technical services and operations and maintenance activities. In addition, we experienced an increase in environmental and facilities projects under existing contracts.
     Revenues from our state and local government clients for the three months ended July 1, 2005 increased approximately 2% compared with the corresponding period last year. Tax receipts have increased in many states, including several states where we have a major presence, leading to stable funding. This has in turn, reduced the pressure to limit infrastructure spending or shift funds away from infrastructure projects. However, the delay in the approval of successor legislation to TEA-21 continued to negatively affect the transportation market. Revenues from our domestic private industry clients for the three months ended July 1, 2005 increased 3% compared with the corresponding period last year. While revenues increased during the quarter, market conditions continued to be challenging for some of our multinational clients. Revenues from our international clients for the three months ended July 1, 2005 increased approximately 26% compared with the corresponding period last year. Approximately 5% of the increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our businesses, primarily in the facilities and infrastructure work, and steady demand for our environmental services.
Financing Activities
          During the quarter ended July 1, 2005, we sold 4,000,393 shares of our common stock through a public offering. We used the net proceeds of $130.3 million from this common stock offering and cash available on hand to pay $127.2 million of our 11 1/2% notes and $18.8 million of tender premiums and expenses. In addition, we borrowed $350.0 million under our New Credit Facility and used other available cash to pay off $353.8 million of outstanding Term Loans under our Old Credit Facility.
Cash Flows and Debt
          We generated $88.0 million in net cash provided by operating activities for the six months ended July 1, 2005. Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) decreased from 34% at December 31, 2004 to 24% at July 1, 2005. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.)
Business Trends
          We expect revenue from our federal government clients to increase throughout fiscal year 2005 compared to fiscal year 2004, based on secured funding and anticipated spending by the DOD and the DHS. The House approved a $441.6 billion Department of Defense authorization budget for fiscal 2006, which the Senate is expected to consider in the early fall. The House bill includes $49.1 billion in supplemental spending to fund operations in Iraq and Afghanistan. A portion of this funding will be used to maintain and update military equipment. As a result, we may see other federal government opportunities for the operations and maintenance services provided by EG&G. We may also see additional federal government opportunities in the homeland security market, including preparedness exercises, infrastructure security improvement programs, and funding for projects to improve security at port and transit facilities. Furthermore, federal government opportunities under existing DOD contracts to provide environmental services for military sites and architectural and engineering services for facilities projects may also increase.
          In addition, we may see increased federal government opportunities for our URS and EG&G Divisions due to large “bundled” contracts issued by the DOD, which typically require the provision of a full range of services — from planning and design through operations and maintenance — at multiple sites throughout the world. We continue to experience high and increasing work volume from defense technical services and military equipment maintenance contracts related to maintenance and modification work for military vehicles and weapons, associated with the continued high level of activities in the Middle East, and we expect this trend to continue while the military efforts in Iraq continue. However, because operations and maintenance and field based services generally carry lower margins than most other services we provide, we expect our gross profit margin percentage to continue to decrease slightly while the demand for such services continues at a high volume.
          Finally, the next phase of the BRAC or Base Realignment and Closure program is proceeding, and Congress is expected to approve the list of bases to be closed or realigned by the end of 2005. A number of military bases worldwide may be affected by the BRAC program, which will require environmental, planning and design services before they can be closed or redeveloped. Accordingly, the BRAC program may result in additional federal government opportunities for our URS Division, though it may have a negative or positive impact on our EG&G Division.
          We expect revenues from our state and local government market to increase moderately during fiscal year 2005 as compared to fiscal year 2004. State economies and revenues continue to improve, but the recovery remains uneven, with some western states, including California improving strongly over the last year, while several of the Great Lakes region states are facing slower revenue growth. We may see additional state and local government opportunities with the recent passage by Congress of the TEA-21 successor highway and transit bill, SAFETEA-LU. SAFETEA-LU has a funding level of $286.5 billion over six years (2004-2009) and, upon its approval by the President, it may help re-start previously awarded projects that have been on hold and commence the procurement process for many other transportation projects.
          We expect revenues from our domestic private industry market to increase slightly during the 2005 fiscal year as compared to fiscal year 2004. The recovery in the domestic private industry market remains uneven, with strong spending focused primarily in the oil and gas industry and the emissions controls market for the coal-fired power industry. The other industries we serve (e.g., manufacturing, chemicals) are not expected to significantly improve until at least 2006. Despite some weakness in the domestic private industry market, we may see additional opportunities because of our Master Service Agreement (“MSA”) contracts with multinational companies. In addition, the president recently signed an energy bill that provides incentives for the development of oil production, coal gasification, liquefied natural gas, renewable energy and pipeline projects by private industry.
          We expect revenues from our international business clients to increase throughout fiscal year 2005 as compared to fiscal year 2004. Although the recovery in the domestic private industry market remains uneven, we have seen increased capital spending in countries outside the U.S. In addition, we may see further international opportunities due to the European Union’s recent environmental directives and regulations, the selection of London as the host city for the 2012 Olympics, and increased demand for our facilities design services for the United Kingdom Ministry of Defense and the U.S. DOD. In the Asia-Pacific region, strong economic growth is expected to increase opportunities in the infrastructure market, and the increased global demand for mineral resources is expected to provide additional opportunities in the mining sector.

RESULTS OF OPERATIONS
Consolidated

	Three Months Ended
				Percentage
	July 1,	June 30,	Increase	increase
	2005	2004	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$961.6	$862.3	$99.3	11.5%
Direct operating expenses	620.6	548.3	72.3	13.2%

Gross profit	341.0	314.0	27.0	8.6%

Indirect, general and administrative expenses	318.4	287.8	30.6	10.6%

Operating income	22.6	26.2	(3.6)	(13.7%)
Interest expense, net	9.9	14.7	(4.8)	(32.7%)

Income before taxes	12.7	11.5	1.2	10.4%
Income tax expense	5.1	4.6	0.5	10.9%

Net income	$7.6	$6.9	$0.7	10.1%

Diluted net income per common share	$.17	$.17	$—	—

Three months ended July 1, 2005 compared with June 30, 2004
          Our consolidated revenues for the three months ended July 1, 2005 increased by 11.5% compared with the same period last year. The increase was due to the higher volume of work performed during the three months ended July 1, 2005, compared with the same period last year.
          The following table presents our consolidated revenues by client type for the three months ended July 1, 2005 and June 30, 2004.

	Three Months Ended
	July 1,	June 30,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$460	$391	$69	18%
State and local government clients	207	203	4	2%
Domestic private industry clients	194	188	6	3%
International clients	101	80	21	26%

Total Revenues	$962	$862	$100	12%

          Revenues from our federal government clients for the three months ended July 1, 2005 increased by 18% compared with the same period last year. The increase reflects continued growth in operations and maintenance work for military equipment associated with the continued high level of activities in the Middle East, and systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. The volume of task orders issued under Indefinite Delivery Contracts (“IDCs”) for the federal government continued to increase particularly for facilities and environmental projects and emergency preparedness exercises.
          The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended July 1, 2005 can be found beginning on page 34.
          Our consolidated direct operating expenses for the three months ended July 1, 2005, which consist of direct labor, subcontractor costs and other direct expenses, increased by 13.2% compared with the same period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. Volume increases in work on existing contracts with lower profit margins caused direct operating expenses to increase at a faster rate than revenues.
          Our consolidated gross profit for the three months ended July 1, 2005 increased by 8.6% compared with the same period last year, primarily due to the increase of our revenue volume described previously. Our gross margin percentage, however, fell from 36.4% to 35.5%. The decrease in gross profit margin percentage was caused by a change in revenue mix between the two periods, with a higher volume of revenue coming from contracts with profit margins that were lower than those typically achieved through our historic portfolio of contracts.
          Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended July 1, 2005 increased by 10.6% compared with the same period last year. We incurred $32.3 million of loss on extinguishment of debt for the three months ended July 1, 2005, compared to $25.8 million during the same period last year, an increase of $6.5 million or 25.2%. In addition, our employee benefit costs, including healthcare, workers’ compensation, retirement program-related costs and incentive bonus expense, increased $16.2 million, or 14.6%, over the prior period. The remaining increases were primarily due to a $3.2 million increase in indirect labor, a $2.5 million increase in travel expenses, a $3.1 million increase in external consulting costs, and a $2.8 million increase in sales and business development expenses. These increases were offset by a $5.0 million decrease in bad debt expense.
          Our consolidated net interest expense for the three months ended July 1, 2005 decreased due to lower debt balances.
          Our effective income tax rates for the three months ended July 1, 2005 and June 30, 2004 were 39.9% and 40.0%, respectively.
          Our consolidated operating income, net income and earnings per share decreased as a result of the factors previously described.
Reporting Segments
Three months ended July 1, 2005 compared with June 30, 2004

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Three months ended July 1, 2005
URS Division	$622.1	$373.0	$249.1	$201.6	$47.5
EG&G Division	340.9	248.9	92.0	74.0	18.0
Eliminations	(1.4)	(1.3)	(0.1)	—	(0.1)

	961.6	620.6	341.0	275.6	65.4
Corporate	—	—	—	42.8	(42.8)

Total	$961.6	$620.6	$341.0	$318.4	$22.6

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Three months ended June 30, 2004
URS Division	$584.4	$348.1	$236.3	$190.4	$45.9
EG&G Division	279.2	201.5	77.7	62.9	14.8
Eliminations	(1.3)	(1.3)	—	—	—

	862.3	548.3	314.0	253.3	60.7
Corporate	—	—	—	34.5	(34.5)

Total	$862.3	$548.3	$314.0	$287.8	$26.2

Increase (decrease) for three months ended July 1, 2005 and June 30, 2004
URS Division	$37.7	$24.9	$12.8	$11.2	$1.6
EG&G Division	61.7	47.4	14.3	11.1	3.2
Eliminations	(0.1)	—	(0.1)	—	(0.1)

	99.3	72.3	27.0	22.3	4.7
Corporate	—	—	—	8.3	(8.3)

Total	$99.3	$72.3	$27.0	$30.6	$(3.6)

Percentage Increase (decrease) for three months ended July 1, 2005 vs. June 30, 2004
URS Division	6.5%	7.2%	5.4%	5.9%	3.5%
EG&G Division	22.1%	23.5%	18.4%	17.6%	21.6%
Elimination	7.7%	—	100.0%	—	100.0%
Corporate	—	—	—	24.1%	24.1%
Total	11.5%	13.2%	8.6%	10.6%	(13.7%)
     URS Division
          The URS Division’s revenues for the three months ended July 1, 2005 increased 6.5% compared with the same period last year. The increase in revenues was due to the various factors discussed below in each of our client markets.
          The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the three months ended July 1, 2005 and June 30, 2004.

	Three Months Ended
	July 1,	June 30,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$118	$111	$7	6%
State and local government clients	207	203	4	2%
Domestic private industry clients	194	188	6	3%
International clients	101	80	21	26%

Total revenues	$620	$582	$38	7%

          Revenues from the URS Division’s federal government clients for the three months ended July 1, 2005 increased by 6% compared with the corresponding period last year. The increase was driven by additional environmental and facilities projects under existing contracts with the DOD. Revenues from homeland security projects also contributed to this growth, as we continued to provide a range of engineering services to the Department of Homeland Security (“DHS”). This work includes designs to help protect federal facilities from terrorists as well as disaster recovery services for the Federal Emergency Management Agency, which is now a part of DHS.
          Revenues from our state and local government clients for the three months ended July 1, 2005 increased approximately 2% compared with the same period last year. The increase reflects a moderate improvement in the states’ economies and revenues, fueled by increased state tax revenues. The recovery in the state and local market continues to be uneven, with some western states, including California, showing strong growth over the last year, and states in the Great Lakes region experiencing a slower recovery.
          The transportation market remained weak as states continued to wait for the passage of a successor bill to TEA-21. However, we continued to benefit from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market – such as school facilities and water/wastewater projects – where funding is more stable or growing.
          Revenues from our domestic private industry clients for the three months ended July 1, 2005 increased by 3% compared with the same period last year. Although several of our private industry clients (e.g., power and oil and gas) have seen increased capital spending, the overall recovery in this market remains slow. Our chemical industry clients continued to struggle and revenues from our manufacturing and pharmaceutical clients remained flat. We have, however, benefited from stricter air pollution control limits under the Clean Air Act, which has resulted in increased revenues from emissions control projects for power sector clients. In addition, we continued to benefit from our strategic focus of the past several years to win MSAs with major multinational private industry clients.
          Revenues from our international clients for the three months ended July 1, 2005 increased by 26% compared with the same period last year. Approximately 5% of this increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to our continuing efforts to diversify beyond environmental work into the facilities and infrastructure markets. The Asia-Pacific region benefited from strong economic growth, leading to increased funding for facilities and infrastructure programs, including transportation and water/wastewater projects. In addition, the increased global demand for mineral resources has resulted in additional projects for the mining industry. In Europe, we are continuing to benefit from more stringent environmental directives from the European Union and the Kyoto Protocol, leading to increased work in facility permitting, environmental impact statements (including sustainability issues) water and wastewater projects, and carbon emissions control projects.
          The URS Division’s direct operating expenses for the three months ended July 1, 2005 increased by 7.2% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses.
          The URS Division’s gross profit for the three months ended July 1, 2005 increased by 5.4% compared with the same period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage decreased to 40.0% from 40.4% for the three months ended July 1, 2005 and June 30, 2004, respectively. Our gross profit margin percentage decreased primarily because our subcontractor costs and other direct costs, which usually bear lower profit margins than our direct labor costs, accounted for a higher percentage of our total direct operating expenses during the three months ended July 1, 2005 (56.5%), compared with the three months ended June 30, 2004 (55.2%).
          The URS Division’s IG&A expenses for the three months ended July 1, 2005 increased by 5.9% compared with the same period last year. This increase was due to an additional $9.6 million in employee benefit costs, including higher healthcare, workers’ compensation, retirement program-related costs and incentive bonus expense. The remainder of the increase was due to a $2.7 million increase in sales and business development expenses, a $1.5 million increase in external consulting cost, and $1.9 million of other miscellaneous general and administrative expenses. These increases were offset by a $5.4 million decrease in bad debt expense. Indirect expenses as a percentage of revenues decreased slightly to 32.4% from 32.6% for the three months ended July 1, 2005 and June 30, 2004, respectively.
     EG&G Division
          The EG&G Division’s revenues for the three months ended July 1, 2005 increased by 22.1% compared with the corresponding period last year. This increase was driven by the high level of military activities in the Middle East, resulting in a higher volume of operations and maintenance and modification work for military vehicles and weapons. Revenues from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems also increased. In addition, revenues generated from activities in the homeland security market increased during the quarter.
          The EG&G Division’s direct operating expenses for the three months ended July 1, 2005 increased by 23.5% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.
          The EG&G Division’s gross profit for the three months ended July 1, 2005 increased by 18.4% compared with the corresponding period last year. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. However, gross profit grew at a slower rate than revenue because a significant portion of the revenue increase was generated by operations and maintenance and field based services, which generally carry lower margins than most other services provided by the EG&G Division. Our gross profit margin percentage decreased to 27.0% from 27.8% for the three months ended July 1, 2005 and June 30, 2004, respectively.
          The EG&G Division’s IG&A expenses for the three months ended July 1, 2005 increased by 17.6% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to result in higher indirect expenses. Of the total increase, approximately $5.6 million was due to volume increases in employee benefit costs, including higher healthcare, workers’ compensation and retirement program-related costs. Indirect labor increased by $2.1 million due to a higher headcount. In addition, other employee-related expenses, such as travel and recruiting expenses, increased by $1.4 million. Indirect expenses as a percentage of revenues decreased to 21.7% from 22.5% for the three months ended July 1, 2005 and June 30, 2004, respectively, due to an increase in labor utilization and a decrease in bid and proposal costs compared with the same period last year.

Consolidated

	Six Months Ended
				Percentage
	July 1,	June 30,	Increase	increase
	2005	2004	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$1,883.6	$1,692.6	$191.0	11.3%
Direct operating expenses	1,209.4	1,069.3	140.1	13.1%

Gross profit	674.2	623.3	50.9	8.2%

Indirect, general and administrative expenses	607.2	555.5	51.7	9.3%

Operating income	67.0	67.8	(0.8)	(1.2%)
Interest expense, net	20.3	33.3	(13.0)	(39.0%)

Income before taxes	46.7	34.5	12.2	35.4%
Income tax expense	19.0	13.8	5.2	37.7%

Net income	$27.7	$20.7	$7.0	33.8%

Diluted net income per common share	$.61	$.54	$.07	13.0%

Six months ended July 1, 2005 compared with June 30, 2004
          Our consolidated revenues for the six months ended July 1, 2005 increased by 11.3% compared with the same period last year. The increase was due to the higher volume of work performed during the six months ended July 1, 2005, compared with the same period last year.
          The following table presents our consolidated revenues by client type for the six months ended July 1, 2005 and June 30, 2004.

	Six Months Ended
	July 1,	June 30,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$889	$763	$126	17%
State and local government clients	420	403	17	4%
Domestic private industry clients	386	373	13	3%
International clients	189	154	35	23%

Total Revenues	$1,884	$1,693	$191	11%

          Revenues from our federal government clients for the six months ended July 1, 2005 increased by 17% compared with the same period last year. The increase reflects the continued high level of activities in the Middle East, resulting in a higher volume of maintenance and modification work for military vehicles and weapons, and systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. The volume of task orders issued under Indefinite Delivery Contracts (“IDCs”) for the federal government continued to increase, particularly for facilities and environmental projects and emergency preparedness exercises.
          The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the six months ended July 1, 2005 can be found beginning on page 38.

          Our consolidated direct operating expenses for the six months ended July 1, 2005, which consist of direct labor, subcontractor costs and other direct expenses, increased by 13.1% compared with the same period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. Volume increases in work on existing contracts with lower profit margins caused direct operating expenses to increase at a faster rate than revenues.
          Our consolidated gross profit for the six months ended July 1, 2005 increased by 8.2% compared with the same period last year, primarily due to the increase of our revenue volume described previously. Our gross margin percentage, however, fell from 36.8% to 35.8%. The decrease in gross profit margin percentage was caused by a change in revenue mix between the two periods, with a higher volume of revenue coming from contracts with profit margins that were lower than those typically achieved through our historic portfolio of contracts.
          Our consolidated indirect, general and administrative (“IG&A”) expenses for the six months ended July 1, 2005 increased by 9.3% compared with the same period last year. We incurred a $33.1 million of loss on extinguishment of debt for the six months ended July 1, 2005, compared to $25.8 million for the same period last year, an increase of $7.3 million or 28.3%. As a result of our increased work volume and our higher employee headcount, our indirect labor was increased by $7.1 million. Also, our employee benefit costs, including healthcare, workers’ compensation, retirement program-related costs and incentive bonus expense, increased $32.2 million, or 14.1%, over the prior period. The remaining increases were primarily due to a $5.1 million increase in sales and business development expenses, and a $5.5 million increase in travel expenses. These increases were offset by a $5.5 million decrease in bad debt expense. Indirect expenses as a percentage of revenues decreased to 32.2% from 32.8% for the six months ended July 1, 2005 and June 30, 2004, respectively, due to an increase in labor utilization and a decrease in bid and proposal costs compared with the same period last year.
          Our consolidated net interest expense for the six months ended July 1, 2005 decreased due to lower debt balances.
          Our effective income tax rates for the six months ended July 1, 2005 and June 30, 2004 were 40.7% and 40.0%, respectively.
          Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments
Six months ended July 1, 2005 compared with June 30, 2004

		Direct		Indirect,	Operating
		Operating		General and	Income
	Revenues	Expenses	Gross Profit	Administrative	(Loss)
	(In millions)
Six months ended July 1, 2005

URS Division	$1,230.1	$731.5	$498.6	$408.2	$90.4
EG&G Division	656.4	480.6	175.8	145.1	30.7
Eliminations	(2.9)	(2.7)	(0.2)	—	(0.2)

	1,883.6	1,209.4	674.2	553.3	120.9
Corporate	—	—	—	53.9	(53.9)

Total	$1,883.6	$1,209.4	$674.2	$607.2	$67.0

Six months ended June 30, 2004

URS Division	$1,144.9	$675.5	$469.4	$384.4	$85.0
EG&G Division	549.3	395.4	153.9	128.2	25.7
Eliminations	(1.6)	(1.6)	—	—	—

	1,692.6	1,069.3	623.3	512.6	110.7
Corporate	—	—	—	42.9	(42.9)

Total	$1,692.6	$1,069.3	$623.3	$555.5	$67.8

Increase (decrease) for six months ended July 1, 2005 and June 30, 2004
URS Division	$85.2	$56.0	$29.2	$23.8	$5.4
EG&G Division	107.1	85.2	21.9	16.9	5.0
Eliminations	(1.3)	(1.1)	(0.2)	—	(0.2)

	191.0	140.1	50.9	40.7	10.2
Corporate	—	—	—	11.0	(11.0)

Total	$191.0	$140.1	$50.9	$51.7	$(0.8)

Percentage Increase (decrease) for six months ended July 1, 2005 vs. June 30, 2004
URS Division	7.4%	8.3%	6.2%	6.2%	6.3%
EG&G Division	19.5%	21.5%	14.2%	13.2%	19.5%
Elimination	81.3%	68.8%	100.0%	—	100.0%
Corporate	—	—	—	25.6%	25.6%
Total	11.3%	13.1%	8.2%	9.3%	(1.2%)
     URS Division
          The URS Division’s revenues for the six months ended July 1, 2005 increased 7.4% compared with the same period last year. The increase in revenues was due to the various factors discussed below in each of our client markets.

          The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the six months ended July 1, 2005 and June 30, 2004.

	Six Months Ended
	July 1,	June 30,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$232	$212	$20	9%
State and local government clients	420	403	17	4%
Domestic private industry clients	386	373	13	3%
International clients	189	154	35	23%

Total revenues	$1,227	$1,142	$85	7%

          Revenues from our URS Division’s federal government clients for the six months ended July 1, 2005 increased by 9% compared with the corresponding period last year. The increase was driven by an increase in environmental and facilities projects under existing contracts with the DOD. Revenues from homeland security projects also contributed to this growth as we continued to provide a range of engineering services to the Department of Homeland Security (“DHS”). This work includes designs to help protect federal facilities from terrorists as well as disaster recovery services for the Federal Emergency Management Agency, which is now a part of DHS.
          Revenues from our state and local government clients for the six months ended July 1, 2005 increased by approximately 4% compared with the same period last year. The increase reflects a moderate improvement in the states’ economies and revenues, fueled by increased state tax revenues. The recovery in the state and local market continues to be uneven, with the Southeastern region growing, some of the Western states, including California, showing strong growth, and most of the Great Lakes states experiencing a slower recovery.
          The transportation market remained weak as states continued to wait for the passage of a successor bill to TEA-21. However, we continued to benefit from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market — such as school facilities and water/wastewater projects — where funding is more stable or growing.
          Revenues from our domestic private industry clients for the six months ended July 1, 2005 increased by 3% compared with the same period last year. Although we saw some indications of increased capital spending by several of our domestic private industry clients, the overall recovery in this market remained slow. Our chemical industry clients continued to struggle and revenues from our manufacturing and pharmaceutical clients remained flat. There are some pockets of strength, however, including the power and oil and gas businesses.
          In addition, we continued to benefit from our strategic focus of the past several years to win MSAs with major multinational private industry clients. We also benefited from stricter air pollution control limits under the Clean Air Act, which has resulted in increased revenues from emissions control projects for power sector clients.
          Revenues from our international clients for the six months ended July 1, 2005 increased by 23% compared with the same period last year. Approximately 5% of this increase was due to foreign currency exchange fluctuations. The Asia-Pacific region continues to benefit from a strong economy, resulting in increased opportunities in facilities, infrastructure and natural resource projects, such as mining. In Europe, the increased revenues primarily are due to the enactment of more stringent environmental directives and regulations and the expansion of our service offering to include a higher volume of infrastructure projects.
          The URS Division’s direct operating expenses for the six months ended July 1, 2005 increased by 8.3% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses.
          The URS Division’s gross profit for the six months ended July 1, 2005 increased by 6.2% compared with the same period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage decreased to 40.5% from 41.0% for the six months ended July 1, 2005 and June 30, 2004, respectively.
          The URS Division’s IG&A expenses for the six months ended July 1, 2005 increased by 6.2% compared with the same period last year. This increase was due to an additional $19.7 million in employee benefit costs, including higher healthcare, workers’ compensation, retirement program-related costs, and incentive bonus expenses. The remainder of the increase was due to a $2.6 million increase in indirect labor, a $5.0 million increase in sales and business development expenses, and a $2.1 million increase in travel expenses. These increases were offset by $6.4 million in bad debt expense. Indirect expenses as a percentage of revenues decreased slightly to 33.2% from 33.6% for the six months ended July 1, 2005 and June 30, 2004, respectively.
     EG&G Division
          The EG&G Division’s revenues for the six months ended July 1, 2005 increased by 19.5% compared with the corresponding period last year. This increase was driven by the military activities in the Middle East, resulting in a higher volume of operations and maintenance and modification work for military vehicles and weapons systems. Revenues from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems remained strong. In addition, revenues generated from activities in the homeland security market increased during the first half of the fiscal year.
          The EG&G Division’s direct operating expenses for the six months ended July 1, 2005 increased by 21.5% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.
          The EG&G Division’s gross profit for the six months ended July 1, 2005 increased by 14.2% compared with the corresponding period last year. The increase in gross profit was primarily due to increased revenues from existing defense technical services and military equipment maintenance contracts. However, gross profit grew at a slower rate than revenue because a significant portion of the revenue increase was generated by operations and maintenance and field based services, which generally carry lower margins than most other services provided by the EG&G Division. Our gross profit margin percentage decreased to 26.8% from 28.0% for the six months ended July 1, 2005 and June 30, 2004, respectively.
          The EG&G Division’s IG&A expenses for the six months ended July 1, 2005 increased by 13.2% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to lead to a higher employee headcount and higher indirect expenses. Of the total increase, approximately $10.2 million was due to volume increases in employee benefit costs, including higher healthcare, workers’ compensation and retirement program-related costs. Our indirect labor also was increased by $3.8 million due to the higher employee headcount. Other employee-related expenses, such as travel and recruiting expenses, increased by $3.2 million. Indirect expenses as a percentage of revenues decreased to 22.1% from 23.3% for the six months ended July 1, 2005 and June 30, 2004, respectively, due to an increase in labor utilization and a decrease in bid and proposal costs compared with the same period last year.

Liquidity and Capital Resources

	Six Months Ended,
	July 1,	June 30,
	2005	2004
	(In millions)
Cash flows provided by operating activities	$88.0	$63.7
Cash flows used by investing activities	(7.2)	(11.7)
Cash flows used by financing activities	(112.1)	(36.6)
Proceeds from common stock offering, net of related expenses	130.3	204.3
Proceeds from sale of common shares and exercise of stock options	25.6	17.3
          Our primary sources of liquidity are cash flows from operations, borrowings from our Credit Facility and, during the six months ended July 1, 2005, a public common stock offering. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions.
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
          Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of July 1, 2005 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.
Operating Activities
          The increase in cash flows from operating activities was due to the changes in accrued earnings in excess of billings on contracts in process, which resulted from timing of billings and collections, offset by the changes in accounts payable, which resulted from timing of payments.
Investing Activities
          As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the six months ended July 1, 2005 and June 30, 2004 were $9.1 million and $11.7 million, respectively.
Financing Activities
          On June 8, 2005, we sold an aggregate of 3,636,721 shares of our common stock through a public offering. We granted the underwriters the right to purchase up to an additional 363,672 shares of our common stock to cover over-allotments (the “over-allotment shares”). On June 8, 2005, the underwriters exercised their option to purchase the over-allotment shares. The offering price of our common stock was

$34.50 per share and the total offering proceeds to us were $130.3 million, net of underwriting discounts and commissions and other offering-related expenses of $7.8 million.
          We used the net proceeds from this common stock offering and cash available on hand to pay $127.2 million of the 11 1/2% notes and $18.8 million of tender premiums and expenses. In addition, we retired $353.8 million of the Term Loans outstanding under our Old Credit Facility and entered into a New Credit Facility of $350.0 million on June 28, 2005. As a result of the debt retirement and terms of the New Credit Facility, we expect our interest expense to be reduced substantially compared to historical levels. Moreover, during the first quarter of fiscal year 2005, we retired the remaining $10 million of outstanding balance of 12 1/4% notes. As a result of the aforementioned debt extinguishment, we recognized a pre-tax charge of $33.1 million, which consisted of tender/call premiums and expenses of $19.4 million and the write-off of $13.7 million in unamortized financing fees, issuance costs and debt discounts.
          Cash flows from financing activities of $112.1 million during the six months ended July 1, 2005 consist primarily of the following activities:
•	Payment of $353.8 million of the Term Loans under our Old Credit Facility;

•	Net payment of $13.7 million under the line of credit;

•	Payment of $10.0 million of our 12 1/4% notes;

•	Payment of $6.9 million in capital lease obligation;

•	Change in book overdraft of $69.8 million;

•	Proceeds from sale of common stock from the employee stock purchase plan and exercise of stock options of $25.6 million;

•	Issuance of $350.0 million of New Term Loan, $10.0 million of which was paid during the period; and

•	Net proceeds generated from our public common stock offering of $130.3 million, which was used to pay $127.2 million of our 11 1/2% notes and $18.8 million of tender premiums and expenses;
          Cash flows from financing activities of $36.6 million during the six months ended June 30, 2004 consist primarily of the following activities:
•	Net proceeds generated from our public common stock offering of $204.3 million, which was used to fund a majority of the payments of $160.0 million of our 12 1/4% notes and $70.0 million of our 11 1/2% notes;

•	Payment of $17.9 million in call premiums on our 12 1/4% notes and our 11 1/2% notes;

•	Proceeds from sale of common stock from the employee stock purchase plan and exercise of stock options of $17.3 million;

•	Net payment of $4.0 million of the Term Loans under our Old Credit Facility;

•	Payment of $6.5 million of our 8 5/8% senior subordinated debentures;

•	Payment of $7.0 million in capital lease obligations;

•	Change in book overdraft of $8.9 million; and

•	Net borrowings under the line of credit of $16.5 million.

          Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of July 1, 2005.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of July 1, 2005:
New Credit Facility:
Term loan	$340,000	$—	$—	$119,000	$221,000
11 1/2% senior notes (1)	2,825	—	—	2,825	—
6 1/2% convertible subordinated debentures (1)	1,798	1,798	—	—	—
Capital lease obligations	37,814	15,433	14,807	6,820	754
Notes payable, foreign credit lines and other indebtedness	14,735	9,477	4,644	373	241

Total debt	397,172	26,708	19,451	129,018	221,995
Pension funding requirements (2)	19,877	19,877	—	—	—
Purchase obligations (3)	4,279	2,708	1,571	—	—
Operating lease obligations (4)	428,226	85,009	141,972	105,338	95,907

Total contractual obligations	$849,554	$134,302	$162,994	$234,356	$317,902

(1)	Amounts shown exclude remaining original issue discounts of $40 thousand and $17 thousand for our 11 1/2% notes and our 6 1/2% Convertible Subordinated Debentures, respectively.

(2)	These pension funding requirements are for the EG&G pension plans and the supplemental executive retirement plan (“SERP”) for Mr. Koffel based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $10.7 million into a rabbi trust for Mr. Koffel’s SERP. However, Mr. Koffel has agreed to defer this funding obligation until he chooses to request the funding by giving us a 15-day notice or until his death or the termination of his employment for any reason. We chose not to make estimates beyond one year based on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)	These operating leases are predominantly real estate leases.
          Off-balance Sheet Arrangements. As of July 1, 2005, we had a total available balance of $59.3 million in standby letters of credit under our New Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The New Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the New Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.
          We have guaranteed the credit facility of one of our joint ventures in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is eight months. The maximum potential amount of future payments that we could be required to make under this guarantee at July 1, 2005 was $6.5 million.
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
          New Credit Facility. On June 28, 2005, we entered into a new senior credit facility (“New Credit Facility”) consisting of a 6-year Term Loan of $350.0 million and a 5-year Revolving Line of Credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of July 1, 2005, we had $340.0 million outstanding under the Term Loan, $59.3 million in letters of credit, and no amount outstanding under the Revolving Line of Credit.
          Our Revolving Line of Credit is used to fund daily operating cash needs and to support our standby letters of credit. During the ordinary course of business, the use of our Revolving Line of Credit is driven by collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which drive, as necessary, our short term borrowing requirements.
          Principal amounts under the Term Loan will become due and payable on a quarterly basis: 15% of the principal will be payable in four equal quarterly payments beginning in the third quarter of 2008, 20% of the principal will be due during the next four quarters, and 65% will be due in the final four quarters ending on June 28, 2011. Our Revolving Line of Credit expires and is payable in full on June 28, 2010. At our option, we may repay the loans under our New Credit Facility without premium or penalty.
          All loans outstanding under our New Credit Facility bear interest at either LIBOR or the bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. The LIBOR margin will range from 0.625% to 1.75% and the base rate margin will range from 0.0% to 0.75%. As of July 1, 2005, the LIBOR margin was 1.25% for both the Term Loan and Revolving Line of Credit. As of July 1, 2005, the interest rate on our Term Loan was 4.74%.
          A substantial number of our domestic subsidiaries are guarantors of the New Credit Facility on a joint and several basis. Initially, the obligations are collateralized by our guarantors’ capital stock. The collateralized obligations will be eliminated if we reach an investment grade credit rating of “Baa3” from Moody’s and “BBB-” from Standard & Poor’s. If our credit rating were to fall to or below, “Ba2” from Moody’s or “BB” from Standard & Poor’s, we must provide a secured interest in substantially all of our existing and subsequently acquired personal and real property, in addition to the collateralized guarantors’ capital stock. Although the capital stock of the non-guarantor subsidiaries are not required to be pledged as collateral, the terms of the New Credit Facility restrict the non-guarantors’ assets, with some exceptions, from being used as a pledge for future liens (a “negative pledge”). Moody’s upgraded our credit rating from “Ba2” to “Ba1” on June 20, 2005. On July 26, 2005, Standard & Poor’s upgraded our credit rating from “BB” to “BB+.”
          Our New Credit Facility contains financial covenants. We are required to maintain: (a) a maximum ratio of total funded debt to total capital of 40% or less and (b) a minimum interest coverage ratio of not less than 3.0:1. The interest coverage ratio is calculated by dividing consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in our New Credit Facility agreement, by consolidated cash interest expense.
          The New Credit Facility also contains customary events of default and customary affirmative and negative covenants including, but not limited to, limitations on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, capital leases, negative pledges, sale-leaseback transactions, indebtedness, contingent obligations and investments.
          As of July 1, 2005, we were in compliance with all the covenants of the New Credit Facility.

          Old Senior Secured Credit Facility (“Old Credit Facility”). The Old Credit Facility consisted of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Our Old Credit Facility was terminated and repaid in full on June 28, 2005. As of December 31, 2004, we had $353.8 million in principal amounts outstanding under the term loan facilities with interest rate at 4.42%. We had also drawn $18.0 million against our revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under our revolving credit facility to $151.7 million. The effective average interest rates paid on the revolving line of credit from April 2 through June 28, 2005 and during the three months ended June 30, 2004 were approximately 5.9% and 5.8%, respectively. The effective average interest rates paid on the revolving line of credit from January 1 through June 28, 2005 and during the six months ended June 30, 2004 were approximately 6.0% and 5.6%, respectively.
          Our average daily revolving line of credit balances for the three-month periods ended July 1, 2005 and June 30, 2004 were $3.1 million and $22.1 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended July 1, 2005 and June 30, 2004 were $22.8 million and $74.6 million, respectively. Our average daily revolving line of credit balances for the six-month periods ended July 1, 2005 and June 30, 2004 were $3.3 million and $23.3 million, respectively. The maximum amounts outstanding at any one point in time during the six-month periods ended July 1, 2005 and June 30, 2004 were $22.8 million and $74.6 million, respectively.
          11 1/2% Senior Notes (“11 1/2% notes”). As of July 1, 2005 and December 31, 2004, we had outstanding amounts of $2.8 million and $130.0 million, of the original outstanding principal, due 2009. On June 15, 2005, we accepted tenders for and retired $127.2 million of the 11 1/2% notes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are effectively subordinate to our New Credit Facility, capital leases, notes payable and senior to our 6 1/2% debentures described below.
          12 1/4% Senior Subordinated Notes. On February 14, 2005, we retired the entire outstanding balance of $10 million of our 12 1/4% notes. As of December 31, 2004, we owed $10 million.
          6 1/2% Convertible Subordinated Debentures. As of July 1, 2005 and December 31, 2004, we owed $1.8 million due 2012. On July 15, 2005, we notified the trustee that we intend to redeem the remaining 6 1/2% debentures on August 15, 2005. Our 6 1/2% debentures are subordinate to our New Credit Facility, our 11 1/2% notes, capital leases and notes payable.
          Notes payable, foreign credit lines and other indebtedness. As of July 1, 2005 and December 31, 2004, we had outstanding amounts of $14.7 million and $13.4 million, respectively, in notes payable and foreign lines of credit.
          Capital Leases. As of July 1, 2005, we had $37.8 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.
          Operating Leases. As of July 1, 2005, we had approximately $428.2 million in obligations under our operating leases, consisting primarily of real estate leases.
          Related-Party Transaction. On January 19, 2005, affiliates of Blum Capital Partners, L.P. (collectively, the “Blum Affiliates”) sold 2,000,000 shares of our common stock in an underwritten secondary offering. The general partner of Blum Capital Partners, L.P. is a member of our Board of Directors.
          Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our New Credit Facility. During the six months ended July 1, 2005, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging given the current low interest rate environment. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

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
          The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our Annual Report on Form 10-K/A for the year ended October 31, 2004. To date, there have been no material changes to these critical accounting policies during the six months ended July 1, 2005.
Adopted and Recently Issued Statements of Financial Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC adopted Rule 4-01(a) of Regulation S-X, which defers the required effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005, instead of the first interim period beginning after June 15, 2005 as originally required. SFAS 123(R) will become effective for us on December 31, 2005 (the “Effective Date”), but early adoption is allowed. SFAS 123(R) requires that the costs resulting from all stock-based compensation transactions be recognized in the financial statements. SFAS 123(R) applies to all stock-based compensation awards granted, modified or settled in interim or fiscal periods after the required Effective Date, but does not apply to awards granted in periods before the required Effective Date, unless they are modified, repurchased or cancelled after the Effective Date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits from the exercises of stock-based compensation awards be reported as a financing cash inflow rather than as an operating cash inflow.
          In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123(R). SAB 107 was issued to assist registrants in implementing SFAS 123(R) while enhancing the information that investors receive.
          Upon adoption of SFAS 123(R), we will be required to record an expense for our stock-based compensation plans using a fair value method. We are currently evaluating which transition method we will use upon adoption of SFAS 123(R) and the potential impacts it will have on our compensation plans. SFAS 123(R) will impact our financial statements as we historically have recorded our stock-based compensation in accordance with APB 25, which does not require the recording of an expense for our stock-based compensation plans for options granted at a price equal to the fair market value of the shares on the grant date and for the fair value of the shares purchased through the ESPP.
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
          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No.

20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retroactive application of a change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate resulting from a change in accounting principle. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Depending on the type of accounting change, the adoption of SFAS 154 may have a material impact on our consolidated financial statements.
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
Unexpected termination of a substantial portion of our book of business could harm our operations and significantly reduce our future revenues.
          We account for all contract awards that may be recognized as revenues as our book of business, which includes backlog, designations, option years and indefinite delivery contracts. Our backlog consists of the amount billable at a particular point in time, including task orders issued under indefinite delivery contracts. As of July 1, 2005, our backlog was approximately $3.7 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our indefinite delivery contracts are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under indefinite delivery contracts. Unexpected termination of a substantial portion of our book of business could harm our operations and significantly reduce our future revenues.
As a government contractor, we are subject to a number of procurement laws and regulations and government audits; a violation of such laws could result in sanctions, contract termination, harm to our reputation or loss of our status as an eligible government contractor.
          We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act, and DOD security regulations, as well as many other rules and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs to our business operations. Even though we take precautions to prevent and deter fraud and misconduct, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract

Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question incurred costs if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.
Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win profitable government contracts could harm our operations and significantly reduce or eliminate our profits.
          Revenues from federal government contracts and state and local government contracts represented approximately 47% and 22%, respectively, of our total revenues for the six months ended July 1, 2005. Our inability to win profitable government contracts could harm our operations and significantly reduce or eliminate our profits. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Moreover, even if we are qualified to work on a new government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Finally, government clients can generally terminate or modify their contracts with us at their convenience.
Each year a portion of our multiple-year government contracts may be subject to legislative appropriations. If legislative appropriations are not made in subsequent years of a multiple-year government contract, then we may not realize all of our potential revenues and profits from that contract.
          Each year a portion of our multiple-year government contracts may be subject to legislative appropriations. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.
If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.
          It is important for us to control our contract costs so that we can maintain positive operating margins. We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these types of contracts is driven by billable headcount and control of cost over-runs. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.
Actual results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.
          To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:
•	contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contracts and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill and other intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans and other employee benefit plans; and

•	accruals for estimated liabilities, including litigation and insurance reserves.
          Our actual results could differ from those estimates, which may significantly reduce or eliminate our profits.
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

If we fail to timely complete or if we miss a required performance standards associated with a project, then we may incur a loss on that project or we may generate a lower profit.
          We may promise our client that we will complete a project by a scheduled date. We may also promise that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon damages, which are fixed in amount by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project.
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
Our indebtedness could adversely affect our financial condition.
          During June 2005, we retired the entire outstanding amount of $365.8 million under our Old Credit Facility and entered into a New Credit Facility of $350.0 million on June 28, 2005. As of July 1, 2005, we had $397.1 million of outstanding indebtedness. In addition, as of July 1, 2005, we have issued $59.3 million in letters of credit against our revolving line of credit. This level of indebtedness could have a negative impact on us because it may:
•	limit our ability to borrow money in the future;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage if we are leveraged more than our competitors;

•	limit us from making strategic acquisitions or exploiting business opportunities;

•	make us more vulnerable to a downturn in our business or the economy; and

•	require us to maintain financial ratios, which we may not be able to achieve.
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

Restrictive covenants in our New Credit Facility may restrict our ability to pursue business strategies.
          Our New Credit Facility may limit our ability to, among other things:
•	incur additional indebtedness;

•	pay dividends and make distributions to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our New Credit Facility or our outstanding indebtedness;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates;

•	sell or exchange assets; and

•	pledge assets that would result in less security for our debt holders.
          Our New Credit Facility also requires that we maintain financial ratios, which we may not be able to achieve and may impair our ability to finance future operations, capital needs or engage in other favorable business activities.
We may incur substantial costs of compliance with, or liabilities under, environmental laws and regulations.
          Our environmental business involves the planning, design, program and construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response, Compensation and Liability Act or CERCLA and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up can be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited, to the Resource Conservation and Recovery Act or RCRA, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. In addition, so-called “toxic tort” litigation has increased markedly in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.
Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could in turn negatively impact our revenues.
          Our environmental services business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services, which could in turn negatively impact our revenues.
Our liability for damages due to legal proceedings may significantly reduce or eliminate our profits.
          Various legal proceedings are pending against us in connection with the performance of our professional services and other actions by us, the outcome of which cannot be predicted with certainty. For example, in performing our services we may be exposed to cost overruns, personal injuries, property damage, labor shortages or disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In some actions, parties are seeking damages that exceed our insurance coverage or are not insured. Our services may require us to make judgments and recommendations about environmental, structural and other physical conditions at project sites. If our performance, judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. If we sustain damages that exceed our insurance coverage or that are not insured, there could be a material adverse effect on our profits.
A general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
          Revenues under contracts with the U.S. Department of Defense and other defense-related entities represented approximately 35% of our total revenues for the six months ended July 1, 2005. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
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
Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.
          As a multinational company, we have operations in over 20 countries and we derived approximately 10% and 9% of our revenues from international operations for the six months ended July 1, 2005 and June 30, 2004, respectively. International business is subject to a variety of risks, including:
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
          These and other risks associated with international operations could harm our overall operations and significantly reduce our future revenues. In addition, services billed through foreign subsidiaries are attributed to the international category of our business, regardless of where the services are performed and conversely, services billed through domestic operating subsidiaries are attributed to a domestic category of clients, regardless of where the services are performed. As a result, our international risk exposure may be more or less than the percentage of revenues attributed to our international operations.
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

If we are not able to successfully develop, integrate or maintain third party support for our Enterprise Resource Program (“ERP”) system in a timely manner, we may incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating to another ERP system.
          We utilize accounting and project management information systems developed by Oracle Corporation. As of July 1, 2005, approximately 62% of our total revenues were processed on this ERP system. We depend on the vendor to develop, integrate and provide long-term software maintenance support for our ERP system. As a result of Oracle Corporation’s acquisition of PeopleSoft, Inc. in January 2005, it is possible that Oracle may discontinue further development, integration or long-term software maintenance support for our ERP system.
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
If our goodwill or intangible assets become impaired, then our profits may be significantly reduced or eliminated.
          Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other purchased intangible assets were approximately $1.0 billion as of July 1, 2005. Our balance sheet includes goodwill and other intangible assets, the values of which are material. If any of our goodwill or intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce or eliminate our profits.
Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.
          As of July 1, 2005, approximately 7% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.
Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to changes in interest rates as a result of our borrowings under our New Credit Facility. Based on outstanding indebtedness of $340.0 million under our New Credit Facility at July 1, 2005, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $2.7 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $2.7 million.
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
          Under current SEC rules we are not yet required to complete the requirements of Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”). In 2004, the SEC deferred, for one year, the implementation of Section 404 for qualifying companies with fiscal years ending prior to November 15, 2004. Because our previous fiscal year ended on October 31, 2004, we qualified for the deferral. On November 30, 2004, our Board of Directors approved a change in our future fiscal year end from October 31 to the Friday closest to December 31. Thus, our initial Section 404 reporting will be a required component of our Annual Report on Form 10-K for our fiscal year that will end on December 30, 2005.
          (b) Changes in internal controls.
          There were no changes in our internal controls over financial reporting during the quarter ended July 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Purchases
          The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock shares during the second quarter of 2005. No purchases were made pursuant to a publicly announced repurchase plan or program.

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
	(a) Total		Purchased as Part	Value) of Shares that
	Number of	(b) Average	of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	per Share	or Programs	Programs

(in thousands, except average price paid per share)
April 2, 2005 – April 29, 2005	—	$—	—	—
April 30, 2005 – May 27, 2005	—	—	—	—
May 28, 2005 – July 1, 2005	4	34.63	—	—

Total	4		—	—

(1)	Our Stock Options Plans allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5. OTHER INFORMATION
     On August 5, 2005, we agreed to reimburse Randall A. Wotring, who on October 28, 2004 was named the President of our EG&G Division, for housing relocation expenses of $300,000 in connection with the relocation of his permanent residence as a result of his new position and the relocation of his principal place of work to our Washington D.C. office.
ITEM 6. EXHIBITS
(a) Exhibits
4.1	Articles of Incorporation of URS Corporation — North Carolina, a North Carolina corporation (“URS-NC”). FILED HEREWITH.

4.2	Bylaws of URS-NC. FILED HEREWITH.

4.3	Articles of Incorporation of URS District Services, P.C., a District of Columbia professional corporation (“URS-DS”). FILED HEREWITH.

4.4	Bylaws of URS-DS. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2005	URS CORPORATION
/s/ Reed N. Brimhall

Reed N. Brimhall
Vice President, Corporate Controller
and Chief Accounting Officer

Exhibit No.	Description
4.1	Articles of Incorporation of URS Corporation — North Carolina, a North Carolina corporation (“URS-NC”).

4.2	Bylaws of URS-NC.

4.3	Articles of Incorporation of URS District Services, P.C., a District of Columbia professional corporation (“URS-DS”).

4.4	Bylaws of URS-DS.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.