Form 10-Q
period 2005-09-30
URS CORP /NEW/
filed 2005-11-08
CIK 102379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $.01 par value	49,541,068

URS CORPORATION AND SUBSIDIARIES
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue and business prospects, future accounting and actuarial estimates, future impact of SFAS 123(R), future outcomes of our legal proceedings, future maintenance of our insurance coverage, future guarantees and debt service obligations, future pension contributions, future capital resources, future effectiveness of our disclosure and internal controls and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn, changes in our book of business; our compliance with government contract procurement regulations; our dependence on government appropriations and procurements; our ability to make accurate estimates; our ability to bid on contracts and execute contracts and guarantees; our leveraged position; our ability to service our debt; liability for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with SFAS 123(R); risks associated with international operations; project management and accounting software risks; terrorist and natural disaster risks; our relationships with our labor unions; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 29, Risk Factors That Could Affect Our Financial Conditions and Results of Operations beginning on page 48, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents, including $27,213 and $59,175 of short-term money market funds, respectively	$86,823	$108,007
Accounts receivable, including retainage of $41,064 and $43,844 respectively	592,666	579,953
Costs and accrued earnings in excess of billings on contracts in process	470,561	400,418
Less receivable allowances	(43,608)	(38,719)

Net accounts receivable	1,019,619	941,652
Deferred income taxes	21,945	20,614
Prepaid expenses and other assets	47,969	26,061

Total current assets	1,176,356	1,096,334
Property and equipment at cost, net	144,797	142,907
Goodwill	1,006,253	1,004,680
Purchased intangible assets, net	5,831	7,749
Other assets	50,547	52,010

	$2,383,784	$2,303,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$7,280	$70,871
Notes payable and current portion of long-term debt	26,464	48,338
Accounts payable and subcontractors payable, including retainage of $13,409 and $13,302, respectively	207,945	144,435
Accrued salaries and wages	175,974	171,004
Accrued expenses and other	62,595	59,914
Billings in excess of costs and accrued earnings on contracts in process	109,470	84,393

Total current liabilities	589,728	578,955
Long-term debt	335,069	508,584
Deferred income taxes	44,852	36,305
Other long-term liabilities	105,033	97,715

Total liabilities	1,074,682	1,221,559

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common shares, par value $.01; authorized 100,000 shares; 49,546 and 43,838 shares issued, respectively; and 49,494 and 43,786 shares outstanding, respectively	495	438
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	909,506	734,843
Accumulated other comprehensive income	2,138	6,418
Retained earnings	397,250	340,709

Total stockholders’ equity	1,309,102	1,082,121

	$2,383,784	$2,303,680

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME —
UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues	$962,940	$861,681	$2,846,556	$2,554,307
Direct operating expenses	627,199	548,589	1,836,655	1,617,948

Gross profit	335,741	313,092	1,009,901	936,359

Indirect, general and administrative expenses	282,771	263,112	889,949	818,627

Operating income	52,970	49,980	119,952	117,732
Interest expense, net	4,513	10,326	24,771	43,597

Income before income taxes	48,457	39,654	95,181	74,135
Income tax expense	19,620	15,860	38,640	29,650

Net income	28,837	23,794	56,541	44,485
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(270)	—
Foreign currency translation adjustments	(229)	600	(4,010)	1,596

Comprehensive income	$28,608	$24,394	$52,261	$46,081

Net income per common share:
Basic	$.59	$.55	$1.23	$1.12

Diluted	$.58	$.55	$1.20	$1.11

Weighted-average shares outstanding:
Basic	48,934	43,388	45,836	39,661

Diluted	50,116	43,604	46,946	40,044

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$56,541	$44,485

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,225	31,003
Amortization of financing fees	3,315	4,943
Gain on disposal of property and equipment	(319)	—
Costs incurred for extinguishment of debt	33,125	27,393
Provision for doubtful accounts	7,865	9,658
Deferred income taxes	7,216	(3,458)
Stock compensation	4,508	3,020
Tax benefit of stock compensation	9,269	3,832
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(85,829)	(37,137)
Prepaid expenses and other assets	(25,532)	(5,886)
Accounts payable, accrued salaries and wages and accrued expenses	70,779	26,073
Billings in excess of costs and accrued earnings on contracts in process	25,077	(7,074)
Other long-term liabilities	7,317	(80)
Other liabilities, net	(8,603)	591

Total adjustments and changes	77,413	52,878

Net cash from operating activities	133,954	97,363

Cash flows from investing activities:
Payment of business acquisition	(1,353)	—
Proceeds from disposal of property and equipment	2,182	—
Capital expenditures, less equipment purchased through capital lease	(16,897)	(14,695)

Net cash from investing activities	(16,068)	(14,695)

Cash flows from financing activities:
Long-term debt principal payments	(535,919)	(288,633)
Long-term debt borrowings	351,376	26,496
Net borrowings (payments) under the line of credit	(16,750)	19,961
Net change in book overdraft	(63,591)	(13,438)
Capital lease obligation payments	(11,184)	(10,866)
Short-term note borrowings	3,714	1,540
Short-term note payments	(3,610)	(1,557)
Proceeds from common stock offering, net of related expenses	130,257	204,287
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	30,687	23,970
Tender and call premiums paid for debt extinguishment	(19,421)	(19,075)
Payments for financing fees	(4,629)	(1,280)

Net cash from financing activities	(139,070)	(58,595)

Net increase (decrease) in cash and cash equivalents	(21,184)	24,073
Cash and cash equivalents at beginning of period	108,007	34,744

Cash and cash equivalents at end of period	$86,823	$58,817

Supplemental information:
Interest paid	$25,611	$48,336

Taxes paid	$28,285	$32,582

Equipment acquired through capital lease obligations	$14,891	$10,754

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
NOTE 1. BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES
Overview
     The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 28,000 employees providing services to federal, state and local governments, and private industry clients in the United States and abroad.
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
     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004. The results of operations for the nine months ended September 30, 2005 are not indicative of the operating results for the full year or for future years.
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
Cash and Cash Equivalents/Book Overdraft
     At September 30, 2005 and December 31, 2004, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.
     At September 30, 2005 and December 31, 2004, cash and cash equivalents included $43.9 million and $13.5 million held by our consolidated joint ventures.
Income Per Common Share
     Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted income per common share is computed giving effect to all potentially dilutive shares of common stock that were outstanding during the period. Potentially dilutive shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and vesting of the restricted stock. Diluted income per share is computed by dividing net income by the sum of the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.
     A reconciliation of the numerator and denominator of basic and diluted income per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Numerator — Basic
Net income	$28,837	$23,794	$56,541	$44,485

Denominator — Basic
Weighted-average common stock shares outstanding	48,934	43,388	45,836	39,661

Basic income per share	$.59	$.55	$1.23	$1.12

Numerator — Diluted
Net income	$28,837	$23,794	$56,541	$44,485

Denominator — Diluted
Weighted-average common stock shares outstanding	48,934	43,388	45,836	39,661
Effect of dilutive securities	1,182	216	1,110	383

Stock options and restricted stock	50,116	43,604	46,946	40,044

Diluted income per share	$.58	$.55	$1.20	$1.11

     All of the potential shares associated with outstanding stock options are included in our computation of diluted income per share for the three months ended September 30, 2005. For the three months ended September 30, 2004, we did not include 1.1 million of potential shares associated with outstanding stock options in our computation of diluted income per share because the exercise prices of the options were greater than the average per share market value of our common stock. In our computation of diluted income per share for the nine months ended September 30, 2005 and September 30, 2004, we did not include five thousand and fifty-two thousand of potential shares associated with outstanding stock options, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC adopted Rule 4-01(a) of Regulation S-X, which defers the required effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005, instead of the first interim period beginning after June 15, 2005 as originally required. Because our fiscal year will end on December 30, 2005, SFAS 123(R) will become effective for us on December 31, 2005 (the “Effective Date”), but early adoption is allowed. Upon adoption of SFAS 123(R), we will be required to record an expense for our stock-based compensation plans using a fair value method. SFAS 123(R) applies to all stock-based compensation awards granted, modified or settled in interim or fiscal periods after the required Effective Date, but does not apply to awards granted in periods before the required Effective Date, unless they are modified, repurchased or cancelled after the Effective Date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits from the exercises of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123(R). SAB 107 was issued to assist registrants in implementing SFAS 123(R) while enhancing the information that investors receive. The FASB has also issued interpretative guidance. We expect to use the modified prospective transition method in our adoption of SFAS 123(R), which will have a material impact on our financial statements as we have historically recorded our stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
     As a result of our assessment of the impacts associated with the adoption of SFAS 123(R), we have re-evaluated our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Incentive Plans”), and have currently decided to issue restricted stock awards rather than stock option grants to selected employees.
     We have an Employee Stock Purchase Plan (“ESPP”) under which eligible employees have authorized payroll deductions of up to ten percent of their compensation, subject to Internal Revenue Code limitations, to purchase common stock at a price of 85% of the lower of the fair market value as of the beginning or the end of the six-month offering period. Due to the effects of adopting SFAS 123(R), effective December 31, 2005, our ESPP will be modified to allow employees to purchase common stock at a price of 95% of the fair market value as of the end of the six-month offering period.
     As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to apply APB 25 and related accounting interpretations for stock-based compensation. Under APB 25, the compensation expense associated with employee stock awards is measured as the difference, if any, between the price to be paid by an employee and the fair value of the common stock on the grant date. Accordingly, we recognize no compensation expense with respect to stock-based option awards. Stock purchased through the ESPP as currently structured qualifies under a specific exception under APB 25, and as result, we do not recognize any compensation expense with respect to such purchases either. Compensation expense is recognized for modifications of stock-based option grants in accordance with APB 25. In addition, we record compensation expense related to restricted stock over the applicable vesting period and such compensation expense is measured at the fair market value of the restricted stock at the date of award.
     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), requires prominent disclosure of pro forma results in both annual and interim financial statements as if we had applied the fair value recognition provisions of SFAS 123. We use the Black-Scholes option pricing model to measure the estimated fair value of stock

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
options and the ESPP. The following assumptions were used to estimate stock option and ESPP compensation expense using the fair value method of accounting:

	Stock Incentive Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.3%	4.5%	3.5%	1.6%
Expected life	5.78 years	7.39 years	0.5 year	0.5 year
Volatility	44.42%	46.27%	27.24%	28.84%
Expected dividends	None	None	None	None

	Stock Incentive Plans		Employee Stock Purchase Plan
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0% - 4.3%	4.1%- 4.5%	2.6% - 3.5%	1.0% - 1.6%
Expected life	5.78 years	7.39 years	0.5 year	0.5 year
Volatility (1)	44.42%	46.27%	23.33% and 27.24%	28.84% and 34.31%
Expected dividends	None	None	None	None

(1)	Employees can participate in our ESPP semi-annually. As a result, there are two separate computations of the fair value of stock compensation expense during the nine-month periods ended September 30, 2005 and 2004.
     If the compensation cost for awards under the Stock Incentive Plans and the ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$28,837	$23,794	$56,541	$44,485
Add: Total stock-based compensation expense as reported, net of tax	618	1,032	2,740	1,835
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	4,591	8,541	8,875	12,232

Pro forma net income	$24,864	$16,285	$50,406	$34,088

Denominator — Basic
Weighted-average common stock shares outstanding	48,934	43,388	45,836	39,661

Basic income per share:
As reported	$.59	$.55	$1.23	$1.12
Pro forma	$.51	$.38	$1.10	$.86

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Numerator — Diluted
Net income:
As reported	$28,837	$23,794	$56,541	$44,485
Add: Total stock-based compensation expense as reported, net of tax	618	1,032	2,740	1,835
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	4,591	8,541	8,875	12,232

Pro forma net income	$24,864	$16,285	$50,406	$34,088

Denominator — Diluted
Weighted-average common stock shares outstanding	50,116	43,604	46,946	40,044

Diluted income per share:
As reported	$.58	$.55	$1.20	$1.11
Pro forma	$.50	$.37	$1.07	$.85
Adopted and Recently Issued Statements of Financial Accounting Standards
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, and Amendment of Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material effect on our consolidated financial statements.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retroactive application of a change in accounting principle to prior period financial statements unless it is impracticable or if another pronouncement mandates a different method. SFAS 154 also requires that a change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate resulting from a change in accounting principle. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Depending on the type of accounting change, the adoption of SFAS 154 may have a material impact on our consolidated financial statements.
Reclassifications
     We have made reclassifications to our fiscal year 2004 financial statements to conform them to the fiscal year 2005 presentation. These reclassifications have no effect on consolidated net income, stockholders’ equity and net cash flows.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
NOTE 2. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Equipment	$155,654	$153,278
Furniture and fixtures	21,244	20,855
Leasehold improvements	38,777	32,893
Construction in progress	6,202	4,328

	221,877	211,354
Accumulated depreciation and amortization	(117,821)	(105,228)

	104,056	106,126

Equipment, furniture and fixtures under capital leases	95,302	81,962
Accumulated amortization	(54,561)	(45,181)

	40,741	36,781

Property and equipment at cost, net	$144,797	$142,907

     As of September 30, 2005 and December 31, 2004, we capitalized internal-use software development costs of $60.1 million and $58.9 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.
     Property and equipment is depreciated using the following estimated useful lives:

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	9 months – 20 years
     Depreciation expense related to property and equipment was $8.7 million and $9.3 million for the three months ended September 30, 2005 and September 30, 2004, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2005 and September 30, 2004 was $27.1 million and $28.6 million, respectively.
     Amortization expense related to purchased intangible assets was $0.6 million and $0.8 million for the three months ended September 30, 2005 and September 30, 2004, respectively. Amortization expense related to purchased intangible assets for the nine months ended September 30, 2005 and September 30, 2004 was $2.1 million and $2.4 million, respectively.
NOTE 3. EMPLOYEE RETIREMENT PLANS
Executive Plan
     In July 1999, as amended and restated in September 2003, we entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with Martin M. Koffel, our Chief Executive Officer, to provide an annual lifetime retirement benefit, which was fully earned as of September 30, 2005. The components of our net periodic pension costs related to the Executive Plan for the three months and nine months ended September 30, 2005 and September 30, 2004 were as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands)
Service cost	$—	$228	$—	$684
Interest cost	131	109	393	327

Net periodic benefit cost	$131	$337	$393	$1,011

Radian SERP and SCA
     In fiscal year 1999, we acquired and assumed some of the defined benefit pension plans and post-retirement benefit plans of Radian International, L.L.C. (“Radian”), which were transferred to URS Corporation, a Nevada company. These retirement plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in the retirement plans.
     The Radian defined benefit plans include a Supplemental Executive Retirement Plan (“SERP”) and a Salary Continuation Agreement (“SCA”), which are intended to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the SERP and SCA for the three months and nine months ended September 30, 2005 and September 30, 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands)
Interest cost	$145	$177	$435	$531
Amortization of net loss	18	4	54	12

Net periodic benefit cost	$163	$181	$489	$543

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands)
Service cost	$1,636	$1,165	$4,908	$3,495
Interest cost	2,135	1,954	6,405	5,862
Expected return on plan assets	(2,292)	(2,131)	(6,876)	(6,393)
Amortization of:
Prior service cost	(518)	(518)	(1,554)	(1,554)
Net loss	406	30	1,218	90

Net periodic benefit cost	$1,367	$500	$4,101	$1,500

     We expect to make cash contributions during fiscal year 2005 of approximately $7.5 million to the EG&G pension plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
EG&G Post-retirement Medical Plan

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands)
Service cost	$70	$63	$210	$189
Interest cost	69	69	207	207
Expected return on plan assets	(64)	(72)	(192)	(216)
Amortization of:
Net loss	20	2	60	6

Net periodic benefit cost	$95	$62	$285	$186

NOTE 4. CURRENT AND LONG-TERM DEBT
Credit Facilities
New Credit Facility
     On June 28, 2005, we entered into a new senior credit facility (“New Credit Facility”) consisting of a 6-year Term Loan of $350.0 million and a 5-year Revolving Line of Credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of September 30, 2005, we had $310.0 million outstanding under the Term Loan, $58.8 million in letters of credit, and no amount outstanding under the Revolving Line of Credit.
     Our Revolving Line of Credit is used to fund daily operating cash needs and to support our standby letters of credit. During the ordinary course of business, the use of our Revolving Line of Credit is a function of collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which dictate, as necessary, our short term borrowing requirements.
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
     All loans outstanding under our New Credit Facility bear interest at either LIBOR or the bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. The LIBOR margin will range from 0.625% to 1.75% and the base rate margin will range from 0.0% to 0.75%. As of September 30, 2005, the LIBOR margin was 1.25% for both the Term Loan and Revolving Line of Credit. As of September 30, 2005, the interest rate on our Term Loan was 5.27%.
     A substantial number of our domestic subsidiaries are guarantors of the New Credit Facility on a joint and several basis. Initially, the obligations are collateralized by our guarantors’ capital stock. The collateralized obligations will be eliminated if we reach an investment grade credit rating of “Baa3” from Moody’s and “BBB-” from Standard & Poor’s. If our credit rating were to fall to or below “Ba2” from Moody’s or “BB” from Standard & Poor’s, we would be required to provide a secured interest in substantially all of our existing and subsequently acquired personal and real property, in addition to the collateralized guarantors’ capital stock. Although the capital stock of the non-guarantor subsidiaries are not required to be pledged as collateral, the terms of the New Credit Facility restrict the non-guarantors’ assets, with some exceptions, from being used as a pledge for future liens (a “negative pledge”). Moody’s upgraded

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
our credit rating from “Ba2” to “Ba1” on June 20, 2005. On July 26, 2005, Standard & Poor’s upgraded our credit rating from “BB” to “BB+.”
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
     As of September 30, 2005, we were in compliance with all the covenants of the New Credit Facility.
Old Credit Facility
     Our old senior secured credit facility (“Old Credit Facility”) consisted of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Our Old Credit Facility was terminated and repaid in full on June 28, 2005. As of December 31, 2004, we had $353.8 million in principal amounts outstanding under the term loan facilities with an interest rate of 4.42%. We had also drawn $18.0 million against our revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under our revolving credit facility to $151.7 million.
Revolving Line of Credit
     The effective average interest rates paid on the revolving line of credit during the three months ended September 30, 2005 and September 30, 2004 were approximately 6.43% and 4.87%, respectively. The effective average interest rates paid on the revolving line of credit from January 1 through September 30, 2005 and during the nine months ended September 30, 2004 were approximately 6.03% and 5.33%, respectively.
     Our average daily revolving line of credit balances for the three-month periods ended September 30, 2005 and September 30, 2004 were $0.1 million and $32.5 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended September 30, 2005 and September 30, 2004 were $3.1 million and $62.7 million, respectively. Our average daily revolving line of credit balances for the nine-month periods ended September 30, 2005 and September 30, 2004 were $2.2 million and $26.4 million, respectively. The maximum amounts outstanding at any one point in time during the nine-month periods ended September 30, 2005 and September 30, 2004 were $22.8 million and $74.6 million, respectively.
Other Indebtedness
     11 1/2% Senior Notes (“11 1/2% notes”). As of September 30, 2005 and December 31, 2004, we had outstanding amounts of $2.8 million and $130.0 million, of the original outstanding principal, due 2009. On June 15, 2005, we accepted tenders for and retired $127.2 million of the 11 1/2% notes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are effectively subordinate to our New Credit Facility, capital leases and notes payable.
     12 1/4% Senior Subordinated Notes (“12 1/4% notes”). On February 14, 2005, we retired the entire outstanding balance of $10 million of our 12 1/4% notes. As of December 31, 2004, we owed $10 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”). On August 15, 2005, we retired the entire outstanding balance of $1.8 million of our 6 1/2% debentures. As of December 31, 2004, we owed $1.8 million due 2012.
     Notes payable, foreign credit lines and other indebtedness. As of September 30, 2005 and December 31, 2004, we had outstanding amounts of $13.0 million and $13.4 million, respectively, in notes payable and foreign lines of credit. The weighted average interest rates of the notes were approximately 5.7% and 5.8% as of September 30, 2005 and December 31, 2004, respectively.
     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of September 30, 2005, we had drawn $3.1 million on our foreign lines of credit, reducing the amount available under these facilities to $12.5 million. As of December 31, 2004, we had drawn $8.5 million under our foreign lines of credit, reducing the amount available to $7.9 million. The interest rates were 5.4% and 8.6% as of September 30, 2005 and December 31, 2004, respectively.
Fair Value of Financial Instruments
     The fair values of the 11 1/2% notes and the 12 1/4% notes fluctuate depending on market conditions and our performance and at times may differ from their carrying values. On February 14, 2005, we retired the entire outstanding balance of $10.0 million on the 12 1/4% notes. On June 15, 2005, we retired 97.8% of the $130.0 million of the 11 1/2% notes with $2.8 million outstanding. We believe that the fair value of our remaining 11 1/2% notes approximate their carrying value as of September 30, 2005. As of December 31, 2004, the total fair values of the 11 1/2% notes and the 12 1/4% notes were approximately $161.5 million.
Maturities
     As of September 30, 2005, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter are as follows:

(In thousands)
Less than one year	$10,890
Second year	3,601
Third year	12,120
Fourth year	50,639
Fifth year	97,156
Thereafter	151,316

$325,722

Costs Incurred for Extinguishment of Debt
     We incurred the following costs to extinguish our Old Credit Facility, 6 1/2% debentures, 11 1/2% notes, and 12 1/4% notes during the three months and nine months ended September 30, 2005 and September 30, 2004.

	Three Months Ended September 30, 2005
	Old Credit	6 1/2%	11 1/2%	12 1/4%
	Facility	Debentures	Notes	Notes	Total
	(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$—	$16	$—	$—	$16
Tender premiums and expenses	—	—	2	—	2

Total	$—	$16	$2	$—	$18

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended September 30, 2004
	Old Credit	6 1/2%	11 1/2%	12 1/4%
	Facility	Debentures	Notes	Notes	Total
	(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$—	$—	$—	$337	$337
Call premiums	—	—	—	1,225	1,225

Total	$—	$—	$—	$1,562	$1,562

	Nine Months Ended September 30, 2005
	Old Credit	6 1/2%	11 1/2%	12 1/4%
	Facility	Debentures	Notes	Notes	Total
	(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$6,012	$16	$7,527	$149	$13,704
Tender/Call premiums and expenses	—	—	18,808	613	19,421

Total	$6,012	$16	$26,335	$762	$33,125

	Nine Months Ended September 30, 2004
	Old Credit	6 1/2%	11 1/2%	12 1/4%
	Facility	Debentures	Notes	Notes	Total
	(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$—	$—	$5,191	$3,127	$8,318
Call premiums	—	—	8,050	11,025	19,075

Total	$—	$—	$13,241	$14,152	$27,393

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
NOTE 5. COMMITMENTS AND CONTINGENCIES
     In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations and we are involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. The following provides updated information regarding proceedings that were described in Note 9 to our consolidated financial statements, which were included in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004:
•	Saudi Arabia: Prior to our acquisition of Lear Seigler Services, Inc. (“LSI”) in August 2002, LSI provided aircraft maintenance support services on F-5 aircraft under contracts (the “F-5 Contract”) with a Saudi Arabian government ministry (the “Ministry”). LSI’s operational performance under the F-5 Contract was completed in November 2000 and the Ministry has yet to pay a $12.2 million account receivable owed to LSI. The following legal proceedings ensued:
Two Saudi Arabian landlords have pursued claims over disputed rents in Saudi Arabia. The Saudi Arabian landlord of the Al Bilad complex received a judgment in Saudi Arabia against

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
LSI for $7.9 million. The $7.9 million judgment remains unpaid and LSI is currently pursuing a countersuit in Saudi Arabia against the Al Bilad landlord. Another landlord has obtained a judgment in Saudi Arabia against LSI for $1.2 million. The $1.2 million judgment also remains unpaid and LSI successfully appealed the decision in June 2005 in Saudi Arabia, which was remanded for future proceedings. LSI intends to continue to vigorously defend these matters.
During fiscal year 2004, an arbitration ruling by the International Chamber of Commerce was issued against LSI for a breach of a contract claim, which included a monetary award of approximately $5.5 million, plus continuing interest to a joint venture partner (the “Claimant”). In September 2005, LSI paid the Claimant $4.8 million in exchange for the full release of all claims against LSI.
LSI is involved in a dispute relating to a pending tax assessment issued by the Saudi Arabian taxing authority against LSI of approximately $5.1 million in taxes for the years 1999 through 2002. LSI disagrees with the Saudi Arabian taxing authority’s assessment and is providing responses, additional information and documentation to the taxing authority. Despite LSI’s position on the taxing authority’s assessment, the Ministry inappropriately directed payment of a performance bond outstanding under the F-5 Contract in the amount of approximately $5.6 million. Banque Saudi Fransi paid the bond and thereafter filed a reimbursement claim against LSI in December 2004 in the United Kingdom’s High Court of Justice, Queen’s Bench Division, Commercial Court. LSI believes Banque Saudi Fransi’s payment of the performance bond amount was inappropriate and constituted a contractual violation of our performance bond agreement. In April 2005, LSI responded to the Banque Saudi Fransi’s claim and the Commercial Court granted Banque Saudi Fransi an application for summary judgement of approximately $5.6 million, plus attorney fees and interest. In October 2005, LSI filed a motion in Commercial Court seeking permission to file an appeal. LSI intends to continue to vigorously defend this matter.
In November 2004, LSI filed a complaint against the Ministry in the United States District Court for the Western District of Texas for intentional interference with commercial relations caused by the Ministry’s wrongful demand of the performance bond. In addition, LSI’s complaint also asserts a breach of the F-5 Contract, unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable owed to LSI under the F-5 Contract, as well as other damages. In March 2005, the Ministry responded to LSI’s complaint by filing a motion to dismiss, which the District Court denied. The Ministry failed to file a timely answer to LSI’s complaint and LSI is pursuing a motion for default judgment. LSI intends to continue to vigorously pursue this matter.
•	Lebanon: Prior to our acquisition of Dames and Moore Group, Inc. in 1999, which included Radian International, LLC, a wholly-owned subsidiary (“Radian”), Radian entered into a contract to provide environmental remediation to a Lebanese company (“Solidere”) involved in the development and reconstruction of the central district of Beirut. Various disputes have arisen under this contract, including an allegation by Solidere that Radian breached the contract by, among other things, failing to reduce the level of chemical and biological constituents, including methane gas, at the project site to the contract level. The parties sought to resolve their disputes in an arbitration proceeding filed with the International Chamber of Commerce (“ICC”). During July 2004, an ICC arbitration panel ruled against Radian and ordered Radian to prepare a plan to, among other things, reduce the level of methane gas at the project site to the contract level, to pay approximately $2.4 million in attorney fees and other expenses to Solidere, and authorized Solidere to withhold project payments. As of September 30, 2005, Solidere had withheld project payments amounting to $10.3 million included in our consolidated accounts receivable. In addition, Radian has deferred other costs amounting to $5.2 million included in our consolidated costs and accrued earnings in excess of billings on contracts in process and $3.2 million included in our consolidated other assets. Radian is

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
complying with the terms of the ICC arbitration panel’s ruling and continues to be actively engaged in attempting to resolve the various disputes directly with Solidere through alternate resolution strategies that may be more advantageous to both parties. Radian intends to continue to vigorously defend this matter.
Solidere is also seeking damages for delays of up to $8.5 million and drew upon an $8.5 million bank guarantee at Saradar Bank, Sh.M.L. (“Saradar”). In July 2004, Saradar filed a reimbursement claim in the First Court in Beirut, Lebanon to recover the $8.5 million bank guarantee from Radian and co-defendant Wells Fargo Bank, N.A. In February 2005, Radian responded to Saradar’s claim by filing a Statement of Defense in the First Court of Beirut. In April 2005, Saradar also filed a reimbursement claim against Solidere in the First Court of Beirut. Radian believes that the bank guarantee has expired and as a result, it was not obligated under the guarantee. Radian intends to continue to vigorously defend this matter.
Prior to entering into the Solidere contract, Radian obtained a project-specific, $50 million insurance policy from Alpina Insurance Company (“Alpina”) with a $1 million deductible, which Radian believes is available to support its claims in excess of the deductible. The Solidere contract contains a $20 million limitation on damages. In October 2004, Alpina notified Radian of a denial of insurance coverage. Radian filed a breach of contract and bad faith claim against Alpina in the United States District Court for the Northern District of California in October 2004 seeking declaratory relief and monetary damages. In July 2005, Alpina responded to Radian’s claim by filing a motion to dismiss based on improper venue, which was granted by the District Court. The District Court’s decision, however, did not consider the underlying merits of Radian’s claim and Radian appealed the matter to the United States Court of Appeals for the Ninth Circuit in September 2005. Radian is involved in settlement discussions with Alpina and its other insurance carriers to resolve the matter and intends to continue to vigorously pursue this matter.
•	Tampa-Hillsborough County Expressway Authority: In 1999, URS Corporation Southern, a wholly-owned subsidiary, entered into an agreement (“Agreement”) with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design, project oversight and other support services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure in Tampa, Florida. In 2004, during construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries were reported at the time of the incident. The Authority has completed and is implementing a plan to remediate the damage to the Expressway. In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million. URS Corporation Southern believes that the Authority’s filing of the lawsuit was premature since the Agreement requires completion of a pre-suit mediation before a lawsuit may be filed, which the Authority failed to complete; and therefore URS Corporation Southern believes the lawsuit will be stayed. Sufficient information is not currently available to assess liabilities associated with a remediation plan. URS Corporation Southern intends to continue to vigorously defend this matter.
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
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
     As of September 30, 2005, we had the following guarantee obligations and commitments:
     We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is five months. The maximum potential amount of future payments that we could be required to make under this guarantee at September 30, 2005, was $6.5 million.
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
     The following table presents summarized financial information of our reportable segments. “Eliminations” in the following tables include elimination of inter-segment sales and elimination of investments in subsidiaries.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	September 30, 2005
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$746,783	$131,316	$1,006,237
EG&G Division	272,836	8,322	304,236

	1,019,619	139,638	1,310,473
Corporate	—	5,159	1,732,162
Eliminations	—	—	(658,851)

Total	$1,019,619	$144,797	$2,383,784

	December 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$728,850	$132,277	$941,476
EG&G Division	212,802	7,254	230,573

	941,652	139,531	1,172,049
Corporate	—	3,376	1,721,031
Eliminations	—	—	(589,400)

Total	$941,652	$142,907	$2,303,680

	Three Months Ended September 30, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$625,005	$46,319	$7,885
EG&G Division	339,796	16,740	1,239
Eliminations	(1,861)	(110)	—

	962,940	62,949	9,124
Corporate	—	(9,979)	232

Total	$962,940	$52,970	$9,356

	Three Months Ended September 30, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$563,519	$44,332	$8,402
EG&G Division	298,627	15,644	1,495
Eliminations	(465)	—	—

	861,681	59,976	9,897
Corporate	—	(9,996)	147

Total	$861,681	$49,980	$10,044

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Nine Months Ended September 30, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,855,159	$136,702	$24,394
EG&G Division	996,179	47,433	3,879
Eliminations	(4,782)	(288)	—

	2,846,556	183,847	28,273
Corporate	—	(63,895)	952

Total	$2,846,556	$119,952	$29,225

	Nine Months Ended September 30, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,708,454	$129,282	$26,604
EG&G Division	847,896	41,388	4,080
Eliminations	(2,043)	—	—

	2,554,307	170,670	30,684
Corporate	—	(52,938)	319

Total	$2,554,307	$117,732	$31,003

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.
Geographic areas
     Our revenues by geographic areas are shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues
United States	$868,383	$790,051	$2,567,744	$2,331,291
International	96,882	72,927	285,545	227,481
Eliminations	(2,325)	(1,297)	(6,733)	(4,465)

Total revenues	$962,940	$861,681	$2,846,556	$2,554,307

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
Major Customers
     For the three months and nine months ended September 30, 2005 and September 30, 2004, we had multiple contracts with the U.S. Army that contributed more than ten percent of our total consolidated revenues:

	URS Division	EG&G Division	Total
	(In millions)
Three months ended September 30, 2005
The U.S. Army (1)	$24.6	$169.0	$193.6

Three months ended September 30, 2004
The U.S. Army (1)	$28.3	$128.7	$157.0

Nine months ended September 30, 2005
The U.S. Army (1)	$75.0	$484.1	$559.1

Nine months ended September 30, 2004
The U.S. Army (1)	$70.8	$362.1	$432.9

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.
NOTE 7. RELATED PARTY TRANSACTIONS
     On January 19, 2005, affiliates of Blum Capital Partners, L.P. (collectively, the “Blum Affiliates”) sold 2,000,000 shares of our common stock in an underwritten secondary offering. The general partner of Blum Capital Partners, L.P. was a member of our Board of Directors.
     On October 21, 2005, according to the terms of an existing registration rights agreement, the Blum Affiliates requested that we register 3,580,907 shares of URS common stock held by the Blum Affiliates. Accordingly, on October 27, 2005, we filed a Form S-3 registration statement with the SEC solely to register the Blum Affiliates’ shares of URS common stock.
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our 11 1/2% notes. In addition, although the terms of our 11 1/2% notes limit us and our subsidiary guarantors’ ability to place contractual restrictions on the flow of funds to us, legal restrictions, including local regulations, and contractual obligations associated with secured loans, such as equipment financings at the subsidiary level, may restrict the subsidiary guarantors’ ability to pay dividends or make loans or other distributions to us.
     The following information sets forth our condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004, and our condensed consolidating statements of operations and comprehensive income for the three months and nine months ended September 30, 2005 and September 30, 2004; and our condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and September 30, 2004. Elimination entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Separate complete financial statements for our subsidiaries, which guarantee our 11 1/2% notes, would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of September 30, 2005
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,370	$68,868	$16,548	$(25,963)	$86,823
Accounts receivable	—	500,615	92,051	—	592,666
Costs and accrued earnings in excess of billings on contracts in process	—	403,119	67,442	—	470,561
Less receivable allowance	—	(37,318)	(6,290)	—	(43,608)

Net accounts receivable	—	866,416	153,203	—	1,019,619
Deferred income taxes	21,945	—	—	—	21,945
Prepaid expenses and other assets	17,325	25,867	4,777	—	47,969

Total current assets	66,640	961,151	174,528	(25,963)	1,176,356
Property and equipment at cost, net	5,159	122,701	16,937	—	144,797
Goodwill	1,006,253	—	—	—	1,006,253
Purchased intangible assets, net	5,831	—	—	—	5,831
Investment in subsidiaries	658,851	—	—	(658,851)	—
Other assets	15,391	34,006	1,150	—	50,547

	$1,758,125	$1,117,858	$192,615	$(684,814)	$2,383,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$32,913	$330	$(25,963)	$7,280
Notes payable and current portion of long-term debt	3,357	19,859	3,248	—	26,464
Accounts payable and subcontractors payable	6,591	175,523	25,831	—	207,945
Accrued salaries and wages	4,466	150,664	20,844	—	175,974
Accrued expenses and other	17,884	37,910	6,801	—	62,595
Billings in excess of costs and accrued earnings on contracts in process	—	85,921	23,549	—	109,470

Total current liabilities	32,298	502,790	80,603	(25,963)	589,728
Long-term debt	311,527	22,818	724	—	335,069
Deferred income taxes	44,852	—	—	—	44,852
Other long-term liabilities	60,346	42,002	2,685	—	105,033

Total liabilities	449,023	567,610	84,012	(25,963)	1,074,682

Stockholders’ equity:
Total stockholders’ equity	1,309,102	550,248	108,603	(658,851)	1,309,102

	$1,758,125	$1,117,858	$192,615	$(684,814)	$2,383,784

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

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$868,383	$96,882	$(2,325)	$962,940
Direct operating expenses	—	572,564	56,960	(2,325)	627,199

Gross profit	—	295,819	39,922	—	335,741
Indirect, general and administrative expenses	9,979	236,071	36,721	—	282,771

Operating income (loss)	(9,979)	59,748	3,201	—	52,970
Interest expense (income), net	4,467	64	(18)	—	4,513

Income (loss) before income taxes	(14,446)	59,684	3,219	—	48,457
Income tax expense (benefit)	(5,784)	24,103	1,301	—	19,620

Income (loss) before equity in net earnings of subsidiaries	(8,662)	35,581	1,918	—	28,837
Equity in net earnings of subsidiaries	37,499	—	—	(37,499)	—

Net income	28,837	35,581	1,918	(37,499)	28,837
Other comprehensive loss:
Foreign currency translation adjustments	(229)	—	(229)	229	(229)

Comprehensive income	$28,608	$35,581	$1,689	$(37,270)	$28,608

	Three Months Ended September 30, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$790,051	$72,927	$(1,297)	$861,681
Direct operating expenses	—	510,342	39,544	(1,297)	548,589

Gross profit	—	279,709	33,383	—	313,092
Indirect, general and administrative expenses	9,996	219,455	33,661	—	263,112

Operating income (loss)	(9,996)	60,254	(278)	—	49,980
Interest expense, net	9,802	220	304	—	10,326

Income (loss) before income taxes	(19,798)	60,034	(582)	—	39,654
Income tax expense (benefit)	(7,919)	24,011	(232)	—	15,860

Income (loss) before equity in net earnings of subsidiaries	(11,879)	36,023	(350)	—	23,794
Equity in net earnings of subsidiaries	35,673	—	—	(35,673)	—

Net income (loss)	23,794	36,023	(350)	(35,673)	23,794
Other comprehensive income:
Foreign currency translation adjustments	600	—	600	(600)	600

Comprehensive income	$24,394	$36,023	$250	$(36,273)	$24,394

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Nine Months Ended September 30, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$2,567,744	$285,545	$(6,733)	$2,846,556
Direct operating expenses	—	1,679,483	163,905	(6,733)	1,836,655

Gross profit	—	888,261	121,640	—	1,009,901
Indirect, general and administrative expenses	63,895	712,407	113,647	—	889,949

Operating income (loss)	(63,895)	175,854	7,993	—	119,952
Interest expense, net	23,432	1,028	311	—	24,771

Income (loss) before income taxes	(87,327)	174,826	7,682	—	95,181
Income tax expense (benefit)	(35,452)	70,974	3,118	—	38,640

Income (loss) before equity in net earnings of subsidiaries	(51,875)	103,852	4,564	—	56,541
Equity in net earnings of subsidiaries	108,416	—	—	(108,416)	—

Net income	56,541	103,852	4,564	(108,416)	56,541
Other comprehensive loss:
Minimum pension liability adjustment	(270)	—	(270)	270	(270)
Foreign currency translation adjustments	(4,010)	—	(4,010)	4,010	(4,010)

Comprehensive income	$52,261	$103,852	$284	$(104,136)	$52,261

	Nine Months Ended September 30, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$2,331,291	$227,481	$(4,465)	$2,554,307
Direct operating expenses	—	1,500,591	121,822	(4,465)	1,617,948

Gross profit	—	830,700	105,659	—	936,359
Indirect, general and administrative expenses	52,938	664,559	101,130	—	818,627

Operating income (loss)	(52,938)	166,141	4,529	—	117,732
Interest expense, net	41,778	800	1,019	—	43,597

Income (loss) before income taxes	(94,716)	165,341	3,510	—	74,135
Income tax expense (benefit)	(37,881)	66,127	1,404	—	29,650

Income (loss) before equity in net earnings of subsidiaries	(56,835)	99,214	2,106	—	44,485
Equity in net earnings of subsidiaries	101,320	—	—	(101,320)	—

Net income	44,485	99,214	2,106	(101,320)	44,485
Other comprehensive income:
Foreign currency translation adjustments	1,596	—	1,596	(1,596)	1,596

Comprehensive income	$46,081	$99,214	$3,702	$(102,916)	$46,081

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30, 2005
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$56,541	$103,852	$4,564	$(108,416)	$56,541

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	952	25,065	3,208	—	29,225
Amortization of financing fees	3,315	—	—	—	3,315
(Gain) loss on disposal of property and equipment	—	(356)	37	—	(319)
Costs incurred for extinguishment of debt	33,125	—	—	—	33,125
Provision for doubtful accounts	—	7,902	(37)	—	7,865
Deferred income taxes	7,216	—	—	—	7,216
Stock compensation	4,508	—	—	—	4,508
Tax benefit of stock compensation	9,269	—	—	—	9,269
Equity in net earnings of subsidiaries	(108,416)	—	—	108,416	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(68,622)	(17,207)	—	(85,829)
Prepaid expenses and other assets	(5,239)	(17,485)	(2,808)	—	(25,532)
Accounts payable, accrued salaries and wages and accrued expenses	37,046	6,326	24,061	3,346	70,779
Billings in excess of costs and accrued earnings on contracts in process	—	22,090	2,987	—	25,077
Other long-term liabilities	(598)	5,843	2,072	—	7,317
Other liabilities, net	(1,402)	(3,646)	(209)	(3,346)	(8,603)

Total adjustments and changes	(20,224)	(22,883)	12,104	108,416	77,413

Net cash from operating activities	36,317	80,969	16,668	—	133,954

Cash flows from investing activities:
Payment of business acquisition	—	—	(1,353)	—	(1,353)
Proceeds from disposal of property and equipment	—	2,165	17	—	2,182
Capital expenditures	(4,618)	(8,362)	(3,917)	—	(16,897)

Net cash from investing activities	(4,618)	(6,197)	(5,253)	—	(16,068)

Cash flows from financing activities:
Long-term debt principal payments	(532,781)	(3,138)	—	—	(535,919)
Long-term debt borrowings	350,806	242	328	—	351,376
Net borrowings (payments) under the line of credit	(18,000)	—	1,250	—	(16,750)
Net change in book overdraft	—	(27,042)	(10,776)	(25,773)	(63,591)
Capital lease obligation payments	(211)	(10,650)	(323)	—	(11,184)
Short-term note borrowings	328	—	3,386	—	3,714
Short-term note payments	(347)	(202)	(3,061)	—	(3,610)
Proceeds from common stock offering, net of related expenses	130,257	—	—	—	130,257
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	30,687	—	—	—	30,687
Tender and call premiums paid for debt extinguishment	(19,421)	—	—	—	(19,421)
Payments for financing fees	(4,629)	—	—	—	(4,629)

Net cash from financing activities	(63,311)	(40,790)	(9,196)	(25,773)	(139,070)

Net increase (decrease) in cash and cash equivalents	(31,612)	33,982	2,219	(25,773)	(21,184)
Cash and cash equivalents at beginning of year	58,982	34,886	14,329	(190)	108,007

Cash and cash equivalents at end of year	$27,370	$68,868	$16,548	$(25,963)	$86,823

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30, 2004
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$44,485	$99,214	$2,106	$(101,320)	$44,485

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	27,544	3,140	—	31,003
Amortization of financing fees	4,943	—	—	—	4,943
Costs incurred for extinguishment of debt	27,393	—	—	—	27,393
Provision for doubtful accounts	—	8,712	946	—	9,658
Deferred income taxes	(3,458)	—	—	—	(3,458)
Stock compensation	3,020	—	—	—	3,020
Tax benefit of stock compensation	3,832	—	—	—	3,832
Equity in net earnings of subsidiaries	(101,320)	—	—	101,320	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(16,892)	(20,245)	—	(37,137)
Prepaid expenses and other assets	(6,246)	200	160	—	(5,886)
Accounts payable, accrued salaries and wages and accrued expenses	66,489	(38,282)	(1,242)	(892)	26,073
Billings in excess of costs and accrued earnings on contracts in process	—	(9,042)	1,968	—	(7,074)
Other long-term liabilities	(736)	210	446	—	(80)
Other liabilities, net	(1,575)	(11,669)	12,943	892	591

Total adjustments and changes	(7,339)	(39,219)	(1,884)	101,320	52,878

Net cash from operating activities	37,146	59,995	222	—	97,363

Cash flows from investing activities:
Capital expenditures	(347)	(11,591)	(2,757)	—	(14,695)

Net cash from investing activities	(347)	(11,591)	(2,757)	—	(14,695)

Cash flows from financing activities:
Long-term debt principal payments	(285,454)	(3,179)	—	—	(288,633)
Long-term debt borrowings	25,000	1,496	—	—	26,496
Net borrowings under the line of credit	19,961	—	—	—	19,961
Net change in book overdraft	(3,641)	(10,691)	894	—	(13,438)
Capital lease obligation payments	(163)	(10,454)	(249)	—	(10,866)
Short-term note borrowings	—	—	1,540	—	1,540
Short-term note payments	(123)	(34)	(1,400)	—	(1,557)
Proceeds from common stock offering, net of related expenses	204,287	—	—	—	204,287
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	23,970	—	—	—	23,970
Call premiums paid for debt extinguishment	(19,075)	—	—	—	(19,075)
Payment for financing fees	(1,280)	—	—	—	(1,280)

Net cash from financing activities	(36,518)	(22,862)	785	—	(58,595)

Net increase (decrease) in cash and cash equivalents	281	25,542	(1,750)	—	24,073
Cash and cash equivalents at beginning of year	512	16,926	17,306	—	34,744

Cash and cash equivalents at end of year	$793	$42,468	$15,556	$—	$58,817

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section “Risk Factors That Could Affect Our Financial Condition and Results of Operations,” beginning on page 48 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” the footnotes to this report for the nine months ended September 30, 2005; the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and the Consolidated Financial Statements included in our amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2004, which was previously filed with the Securities and Exchange Commission (“SEC”).
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
OVERVIEW
Business Summary
     We are one of the world’s largest engineering design services firms and a major federal government contractor for systems engineering and technical assistance, and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and defense markets, although we perform some construction work. As a services company, we are labor and not capital intensive. We derive income from our ability to generate revenues and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs. We operate our business through two segments: the URS Division and the EG&G Division.
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
     We operate several offices and projects in the regions impacted by Hurricanes Katrina and Rita. Thus, our operations in those regions were affected by the hurricanes during the quarter ended September 30, 2005. A majority of our employees who were impacted by Hurricane Katrina were temporarily relocated to other URS offices and returned to work on their projects within two weeks of landfall. The offices and projects affected by Hurricane Rita reopened within a few days of the hurricane’s passing. We have also filed a preliminary claim under our business interruption insurance to recover expenses and lost profits covered under the policy, including those associated with the office closures and relocation expenses, and will file additional claims as necessary. Our financial position, results of operations and cash flow for the quarter were not materially affected by the hurricanes.
Revenues for Three Months Ended September 30, 2005
     Consolidated revenues for the three months ended September 30, 2005 increased 11.7% over the consolidated revenues for the three months ended September 30, 2004.

     Revenues from our federal government clients for the three months ended September 30, 2005 increased approximately 11% compared with the corresponding period last year. The increase reflects continued growth in the services we provide to the Department of Defense (“DOD”), and the Department of Homeland Security (“DHS”), as a result of additional spending on engineering and technical services and operations and maintenance activities. In addition, we experienced an increase in environmental and facilities projects under existing contracts.
     Revenues from our state and local government clients for the three months ended September 30, 2005 increased approximately 13% compared with the corresponding period last year. During 2005, many states have experienced increases in tax receipts and, as a result, have increased their general fund budgets. The increase in general fund budgets and the improved economic and fiscal situation have reduced the pressure to limit infrastructure spending or shift funds away from infrastructure contracts, including transportation programs. The recent passage of the TEA-21 successor highway and transit bill, SAFETEA-LU, also had a positive effect on revenues from our state and local government clients. In addition, we have continued to see growth from the water/wastewater and school facilities portions of the state and local market.
     Revenues from our domestic private industry clients for the three months ended September 30, 2005 increased 4% compared with the corresponding period last year. This revenue increase reflects our strategic priority to focus on the emissions control portion of the power market and to build longer-term relationships with multinational corporations through Master Service Agreements (“MSAs”). Several years ago, the private sector market was primarily comprised of stand alone consulting assignments, a market that has declined steadily in the past three years. In addition, revenues from our oil and gas clients continued to grow as a result of higher gasoline prices, leading to additional investments in gas and pipeline infrastructure projects.
     Revenues from our international clients for the three months ended September 30, 2005 increased approximately 33% compared with the corresponding period last year. Approximately 4% of the increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our MSAs and businesses, primarily in transportation, facilities and infrastructure work and environmental services. The growth in our international business reflects the successful implementation of our strategy to diversify beyond environmental services into the facilities and infrastructure markets internationally, as well as our ability to leverage our strong relationships with multinational clients in the U.S. to win new assignments abroad.
Financing Activities
     During the quarter ended July 1, 2005, we sold 4,000,393 shares of our common stock through a public offering. We used the net proceeds of $130.3 million from this common stock offering and cash available on hand to pay $127.2 million of our 11 1/2% Senior Notes (“11 1/2% notes”) and $18.8 million of tender premiums and expenses. In addition, we borrowed $350.0 million under our New Credit Facility (“New Credit Facility”) and used other available cash to pay off $353.8 million of outstanding term loan borrowings under our Old Senior Secured Credit Facility (“Old Credit Facility”).
Cash Flows and Debt
     During the nine months ended September 30, 2005, we generated $134.0 million in net cash provided by operating activities. Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) decreased from 34% at December 31, 2004 to 22% at September 30, 2005. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.) The decrease in our debt to total capitalization ratio reflects our continued focus on de-leveraging our balance sheet.

Business Trends
     Revenues from our federal government clients have grown steadily during 2005 and we expect them to continue to increase through the remainder of the year, compared to fiscal year 2004, based on secured funding and anticipated spending by the DOD and the DHS. The $440 billion DOD appropriations budget for fiscal 2006 is now in the Senate-House Committee and we expect a final bill shortly. In September 2005, Congress approved fiscal 2006 appropriations for the DHS. The bill provides approximately $2.6 billion for the Federal Emergency Management Agency (“FEMA”), approximately $3.3 billion for first responder grants and assistance, including $325.0 million for rail, transit and port security grants. As a result, we expect to see additional federal government opportunities in the operations and maintenance, military construction, emergency response and the homeland security markets. Furthermore, federal government opportunities to provide environmental services for military sites under existing DOD contracts may also increase. In addition, we may see increased federal government opportunities for our URS and EG&G Divisions due to the increasing use of large “bundled” contracts issued by the DOD, which typically require the provision of a full range of services at multiple sites throughout the world.
     We expect that the volume of work from defense technical services and military equipment maintenance contracts related to maintenance and modification work for military vehicles and weapons will continue to increase during the remainder of 2005 and into 2006, due to the continuing high level of military activities in the Middle East. We expect this trend to continue during and after the military efforts in Iraq. However, because operations and maintenance and field-based services generally provide lower margins than most other services we offer, we expect our gross profit margin percentage to continue to decrease slightly while the demand for such services continues at a high volume.
     Finally, we see the latest round of the Base Realignment and Closure, or BRAC, activities as an important growth opportunity for our federal business over the next several years. The objective of the 2005 BRAC round is to reduce global military infrastructure. On October 27, 2005, the U.S. House of Representatives approved the final list of bases targeted for realignment or closure. Many of these bases will require environmental, planning and design services before they can be closed or redeveloped. Accordingly, the BRAC program may result in additional federal government opportunities for our URS Division, though it may have both positive and negative impacts on our EG&G Division.
     We expect revenues from our state and local government clients to continue to increase during fiscal year 2005 compared to fiscal year 2004. Generally, states have recovered from the recent recession and their economies and revenues continue to improve. The recent passage of the long-delayed $287 billion highway funding bill, SAFETEA-LU, will provide matching funds for state transportation projects through 2009. It will help re-start many projects that have been initiated but delayed for lack of stable funding.
     We also expect that the devastation caused by Hurricanes Katrina and Rita will inevitably result in a focus on re-building infrastructure in and around New Orleans and more broadly across the Gulf coast, bringing increased opportunities for significant new infrastructure projects across that region.
     We expect revenues from our domestic private industry clients to increase during the 2005 fiscal year compared to fiscal year 2004. The domestic private industry market has shown modest but steady improvement, particularly in the power sector and the oil and gas market. We have experienced and expect to continue to experience significant growth in the emissions control portion of the power sector, which is being driven by the Clean Air Act from the Environmental Protection Agency, and most recently the Clean Air Interstate and Clean Air Mercury rules. These new rules are accelerating the requirements for power companies to cut sulfur dioxide and mercury emissions. In addition, the Energy Policy Act of 2005, which was signed into law in early August 2005, may bring additional opportunities as the private sector increases investment in refining capacity and alternative power sources, such as coal gasification, hydro and solar power facilities. We also expect to continue to benefit from our growing number of MSA contracts with multinational companies.
     We expect revenues from our international business clients to continue to increase throughout 2005 compared to 2004. The increase in MSAs has benefited and strengthened revenues from our international private sector clients. In addition, we may see further international opportunities due to the European Union’s recent environmental directives and regulations, the selection of London as the host city for the 2012 Olympics, and increased demand for our facilities design services for the United Kingdom Ministry of Defense and the U.S. DOD. In the Asia-Pacific region, strong economic growth is expected to increase opportunities in the infrastructure market, and the increased global demand for mineral resources is expected to provide additional opportunities in the mining sector. Due to the rapid growth in China, many multinational companies have expanded their presence in that country. Through the acquisition of Austin Ausino, a small engineering and project management firm based in China, we have increased our presence and services in the China market to meet the needs of these multinational companies. In addition, this strategic acquisition, which was completed in August 2005, may provide opportunities for us to build new relationships with these multinational companies, which could expand our growth worldwide.
RESULTS OF OPERATIONS
Consolidated

	Three Months Ended
				Percentage
	September 30,	September 30,	Increase	increase
	2005	2004	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$962.9	$861.7	$101.2	11.7%
Direct operating expenses	627.2	548.6	78.6	14.3%

Gross profit	335.7	313.1	22.6	7.2%

Indirect, general and administrative expenses	282.8	263.1	19.7	7.5%

Operating income	52.9	50.0	2.9	5.8%
Interest expense, net	4.5	10.3	(5.8)	(56.3%)

Income before taxes	48.4	39.7	8.7	21.9%
Income tax expense	19.6	15.9	3.7	23.3%

Net income	$28.8	$23.8	$5.0	21.0%

Diluted net income per common share	$.58	$.55	$.03	5.5%

Three months ended September 30, 2005 compared with September 30, 2004
     Our consolidated revenues for the three months ended September 30, 2005 increased by 11.7% compared with the same period last year. The increase was due to the higher volume of work performed in each of our client categories during the three months ended September 30, 2005, compared with the same period last year.

     The following table presents our consolidated revenues by client type for the three months ended September 30, 2005 and September 30, 2004.

	Three Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$445	$401	$44	11%
State and local government clients	227	201	26	13%
Domestic private industry clients	194	187	7	4%
International clients	97	73	24	33%

Total Revenues	$963	$862	$101	12%

     Revenues from our federal government clients for the three months ended September 30, 2005 increased by 11% compared with the same period last year. The increase reflects continued growth in operations and maintenance work for military equipment associated with the continued high level of activities in the Middle East, and systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. The volume of task orders issued under Indefinite Delivery Contracts (“IDCs”) for the federal government continued to increase, particularly for facilities and environmental projects and emergency preparedness exercises.
     The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended September 30, 2005 can be found beginning on page 35.
     Our consolidated direct operating expenses for the three months ended September 30, 2005, which consist of direct labor, subcontractor costs and other direct expenses, increased by 14.3% compared with the same period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. Volume increases in work on existing contracts with lower profit margins and an increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.
     Our consolidated gross profit for the three months ended September 30, 2005 increased by 7.2% compared with the same period last year, due to the increase in our revenue volume described previously. Our gross margin percentage, however, fell from 36.3% to 34.9%. The decrease in gross profit margin percentage was caused by a change in revenue mix between the two periods, with a higher volume of revenue during the quarter ended September 30, 2005 coming from contracts with profit margins that were lower than those typically achieved through our historic portfolio of contracts, and an increase in the level of subcontractor and other direct costs, which generate lower profit margins than revenues earned through our direct labor.
     Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended September 30, 2005 increased by 7.5% compared with the same period last year. This increase was due to an increase of $10.7 million in retirement program-related expenses, our employee benefit expenses, including workers’ compensation, primarily as a result of an increase in headcount, and benefit program expense increases, including retirement costs. The remaining increases were due to a $3.6 million increase in indirect labor, a $2.2 million increase in sales and business development expenses, and a $3.7 million increase in bad debt expenses. Indirect expenses as a percentage of revenues decreased to 29.4% from 30.5% for the three months ended September 30, 2005 and September 30, 2004, respectively, due to an increase in labor utilization and a decrease in healthcare costs per employee compared with the same period last year.

     Our consolidated net interest expense for the three months ended September 30, 2005 decreased due to lower debt balances.
     Our effective income tax rates for the three months ended September 30, 2005 and September 30, 2004 were 40.5% and 40.0%, respectively.
     Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.
Reporting Segments
Three months ended September 30, 2005 compared with September 30, 2004

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Three months ended September 30, 2005
URS Division	$625.0	$381.1	$243.9	$197.6	$46.3
EG&G Division	339.8	247.9	91.9	75.2	16.7
Eliminations	(1.9)	(1.8)	(0.1)	—	(0.1)

	962.9	627.2	335.7	272.8	62.9
Corporate	—	—	—	10.0	(10.0)

Total	$962.9	$627.2	$335.7	$282.8	$52.9

Three months ended September 30, 2004
URS Division	$563.5	$333.0	$230.5	$186.2	$44.3
EG&G Division	298.6	216.0	82.6	66.9	15.7
Eliminations	(0.4)	(0.4)	—	—	—

	861.7	548.6	313.1	253.1	60.0
Corporate	—	—	—	10.0	(10.0)

Total	$861.7	$548.6	$313.1	$263.1	$50.0

Increase (decrease) for three months ended September 30, 2005 and September 30, 2004
URS Division	$61.5	$48.1	$13.4	$11.4	$2.0
EG&G Division	41.2	31.9	9.3	8.3	1.0
Eliminations	(1.5)	(1.4)	(0.1)	—	(0.1)

	101.2	78.6	22.6	19.7	2.9
Corporate	—	—	—	—	—

Total	$101.2	$78.6	$22.6	$19.7	$2.9

Percentage Increase (decrease) for three months ended September 30, 2005 vs. September 30, 2004
URS Division	10.9%	14.4%	5.8%	6.1%	4.5%
EG&G Division	13.8%	14.8%	11.3%	12.4%	6.4%
Eliminations	375.0%	350.0%	100.0%	—	100.0%
Corporate	—	—	—	—	—
Total	11.7%	14.3%	7.2%	7.5%	5.8%

  URS Division
     The URS Division’s revenues for the three months ended September 30, 2005 increased 10.9% compared with the same period last year. The increase in revenues was due to the various factors discussed below in each of our client markets.
     The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the three months ended September 30, 2005 and September 30, 2004.

	Three Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$105	$102	$3	3%
State and local government clients	227	201	26	13%
Domestic private industry clients	194	187	7	4%
International clients	97	73	24	33%

Total revenues	$623	$563	$60	11%

     Revenues from the URS Division’s federal government clients for the three months ended September 30, 2005 increased by 3% compared with the corresponding period last year. The increase was driven by additional environmental and facilities projects under existing contracts with the DOD. Revenues from homeland security projects also contributed to this growth, as we continue to provide a range of engineering services to the DHS. This work includes developing plans and conducting exercises to help states and communities prepare for natural and manmade disasters, preparing designs to help protect federal facilities from terrorist attacks and providing disaster recovery services for FEMA, which is now a part of DHS.
     Revenues from our state and local government clients for the three months ended September 30, 2005 increased approximately 13% compared with the same period last year. The increase reflects an improvement in the states’ economies and general funds, fueled by increased state tax revenues. Generally, states have recovered from the recent recession, and have begun to increase spending on programs for which we provide services, such as surface transportation. Our strategy to actively pursue portions of the state and local government market where funding remained stable or grew during the recession, such as school facilities and water/wastewater projects, has also contributed to our revenue growth. In addition, the recent passage of SAFETEA-LU has had a positive impact on revenues from our state and local government clients.
     Revenues from our domestic private industry clients for the three months ended September 30, 2005 increased by 4% compared with the same period last year. The growth in revenues from our private industry clients is primarily due to the growth of the emissions control portion of our power sector business in response to stricter air pollution control limits under the Clean Air Act and more recently the Clean Air Interstate and Clean Air Mercury rules. We have also successfully increased the number of client relationships managed under MSAs, as the number of stand-alone consulting assignments continues to decline. Revenues from our oil and gas clients continued to grow due to higher gasoline prices, which increased oil and gas company revenues, leading to additional investment in gas and pipeline infrastructure projects.
     Revenues from our international clients for the three months ended September 30, 2005 increased by 33% compared with the same period last year. Approximately 4% of this increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to our continuing efforts to diversify beyond environmental work into the facilities and infrastructure markets. The Asia-Pacific region benefited from strong economic growth, leading to increased funding for facilities and infrastructure programs, including transportation and water/wastewater projects. In addition, the increased global demand for mineral resources has resulted in additional projects for the mining industry. In Europe, we continued to benefit from more stringent environmental directives from the European Union and the Kyoto Protocol, leading to increased work in environmental impact statements (including sustainability issues), water and wastewater projects, and carbon emissions control projects.
     The URS Division’s direct operating expenses for the three months ended September 30, 2005 increased by 14.4% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses. Direct operating expenses increased at a higher percentage than revenues as a result of increases in subcontractor costs and other direct expenses.
     The URS Division’s gross profit for the three months ended September 30, 2005 increased by 5.8% compared with the same period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage decreased to 39.0% from 40.9% for the three months ended September 30, 2005 and September 30, 2004, respectively. Our gross profit margin percentage decreased primarily because our subcontractor costs and other direct costs, which usually bear lower profit margins than our direct labor costs, accounted for a higher percentage of our total direct operating expenses during the three months ended September 30, 2005 (58.6%), compared with the three months ended September 30, 2004 (54.5%).
     The URS Division’s IG&A expenses for the three months ended September 30, 2005 increased by 6.1% compared with the same period last year. This increase was due to an additional $4.1 million in retirement program-related expenses, employee benefit expenses, including workers’ compensation, as a result of an increase in headcount and benefit program expense increases, including recruitment costs. The remainder of the increase was due to a $1.9 million increase in indirect labor, a $1.9 million increase in sales and business development expenses, and a $4.0 million increase in bad debt. These increases were offset by a $1.9 million decrease in repairs and maintenance.
  EG&G Division
     The EG&G Division’s revenues for the three months ended September 30, 2005 increased by 13.8% compared with the corresponding period last year. This increase was driven by the high level of military activities in the Middle East, resulting in a higher volume of operations and maintenance and modification work for military vehicles and weapons. Revenues from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems also increased. In addition, revenues generated from activities in the homeland security, logistics management and flight training services markets increased during the quarter.
     The EG&G Division’s direct operating expenses for the three months ended September 30, 2005 increased by 14.8% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.
     The EG&G Division’s gross profit for the three months ended September 30, 2005 increased by 11.3% compared with the corresponding period last year. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. However, gross profit grew at a slower rate than revenue because a significant portion of the revenue increase was generated by operations and maintenance and field-based services, which generally carry lower margins than most other services provided by the EG&G Division. Our gross profit margin percentage decreased to 27.1% from 27.7% for the three months ended September 30, 2005 and September 30, 2004, respectively.
     The EG&G Division’s IG&A expenses for the three months ended September 30, 2005 increased by 12.4% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature and, as such, any increase in business volume tends to result in higher indirect expenses. Of the total increase, approximately $8.5 million was due to increases in retirement program-related expenses, and in indirect labor and employee benefit expenses, including higher healthcare and workers’ compensation, as a result of an increase in headcount. Indirect expenses as a percentage of revenues decreased to 22.1% from 22.4% for the three months ended September 30, 2005 and September 30, 2004, respectively, due to a decrease in healthcare costs per employee.
Consolidated

	Nine Months Ended
				Percentage
	September 30,	September 30,	Increase	increase
	2005	2004	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$2,846.6	$2,554.3	$292.3	11.4%
Direct operating expenses	1,836.7	1,617.9	218.8	13.5%

Gross profit	1,009.9	936.4	73.5	7.8%

Indirect, general and administrative expenses	889.9	818.6	71.3	8.7%

Operating income	120.0	117.8	2.2	1.9%
Interest expense, net	24.8	43.6	(18.8)	(43.1%)

Income before taxes	95.2	74.2	21.0	28.3%
Income tax expense	38.7	29.7	9.0	30.3%

Net income	$56.5	$44.5	$12.0	27.0%

Diluted net income per common share	$1.20	$1.11	$.09	8.1%

Nine months ended September 30, 2005 compared with September 30, 2004
     Our consolidated revenues for the nine months ended September 30, 2005 increased by 11.4% compared with the same period last year. The increase was due to the higher volume of work performed in each of our client categories during the nine months ended September 30, 2005, compared with the same period last year.
     The following table presents our consolidated revenues by client type for the nine months ended September 30, 2005 and September 30, 2004.

	Nine Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$1,334	$1,163	$171	15%
State and local government clients	647	604	43	7%
Domestic private industry clients	580	560	20	4%
International clients	286	227	59	26%

Total Revenues	$2,847	$2,554	$293	11%

     Revenues from our federal government clients for the nine months ended September 30, 2005 increased by 15% compared with the same period last year. The increase reflects the continued high level of activities in the Middle East, resulting in a higher volume of maintenance and modification work for military vehicles and weapons, and systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. The volume of task orders issued under Indefinite Delivery Contracts (“IDCs”) for the federal government continued to increase, particularly for facilities and environmental projects and emergency preparedness exercises.
     The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the nine months ended September 30, 2005 can be found beginning on page 39.
     Our consolidated direct operating expenses for the nine months ended September 30, 2005, which consist of direct labor, subcontractor costs and other direct expenses, increased by 13.5% compared with the same period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. Volume increases in work on existing contracts with lower profit margins and an increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.
     Our consolidated gross profit for the nine months ended September 30, 2005 increased by 7.8% compared with the same period last year, primarily due to the increase in our revenue volume described previously. Our gross margin percentage, however, fell from 36.7% to 35.5%. The decrease in gross profit margin percentage was caused by a change in revenue mix between the two periods, with a higher volume of revenue during the nine months ended September 30, 2005 coming from contracts with profit margins that were lower than those typically achieved through our historic portfolio of contracts and an increase in the level of subcontractor and other direct costs, which generated lower profit margins than revenues earned through our direct labor.
     Our consolidated indirect, general and administrative (“IG&A”) expenses for the nine months ended September 30, 2005 increased by 8.7% compared with the same period last year. We incurred a $33.1 million of loss on extinguishment of debt during the nine months ended September 30, 2005, compared to $27.4 million for the same period last year, an increase of $5.7 million, or 20.8%. Our indirect labor increased by $10.7 million as a result of our increased work volume and our higher employee headcount. In addition, there was an increase of $42.9 million, or 12.3%, over the prior period in our employee benefit expenses, including healthcare, workers’ compensation, retirement program-related expenses and benefit program expenses, including recruitment costs. The remaining increases were primarily due to a $7.2 million increase in sales and business development expenses, and a $6.8 million increase in travel expenses. Indirect expenses as a percentage of revenues decreased to 31.3% from 32.1% for the nine months ended September 30, 2005 and September 30, 2004, respectively, due to an increase in labor utilization and a decrease in healthcare cost per employee compared with the same period last year.
     Our consolidated net interest expense for the nine months ended September 30, 2005 decreased due to lower debt balances.
     Our effective income tax rates for the nine months ended September 30, 2005 and September 30, 2004 were 40.6% and 40.0%, respectively.
     Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments
Nine months ended September 30, 2005 compared with September 30, 2004

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Nine months ended September 30, 2005
URS Division	$1,855.2	$1,112.7	$742.5	$605.7	$136.8
EG&G Division	996.2	728.5	267.7	220.3	47.4
Eliminations	(4.8)	(4.5)	(0.3)	—	(0.3)

	2,846.6	1,836.7	1,009.9	826.0	183.9
Corporate	—	—	—	63.9	(63.9)

Total	$2,846.6	$1,836.7	$1,009.9	$889.9	$120.0

Nine months ended September 30, 2004
URS Division	$1,708.5	$1,008.5	$700.0	$570.6	$129.4
EG&G Division	847.8	611.4	236.4	195.1	41.3
Eliminations	(2.0)	(2.0)	—	—	—

	2,554.3	1,617.9	936.4	765.7	170.7
Corporate	—	—	—	52.9	(52.9)

Total	$2,554.3	$1,617.9	$936.4	$818.6	$117.8

Increase (decrease) for nine months ended September 30, 2005 and September 30, 2004
URS Division	$146.7	$104.2	$42.5	$35.1	$7.4
EG&G Division	148.4	117.1	31.3	25.2	6.1
Eliminations	(2.8)	(2.5)	(0.3)	—	(0.3)

	292.3	218.8	73.5	60.3	13.2
Corporate	—	—	—	11.0	(11.0)

Total	$292.3	$218.8	$73.5	$71.3	$2.2

Percentage Increase (decrease) for nine months ended September 30, 2005 vs. September 30, 2004
URS Division	8.6%	10.3%	6.1%	6.2%	5.7%
EG&G Division	17.5%	19.2%	13.2%	12.9%	14.7%
Eliminations	140.0%	125.0%	100.0%	—	100.0%
Corporate	—	—	—	20.8%	20.8%
Total	11.4%	13.5%	7.8%	8.7%	1.9%
  URS Division
     The URS Division’s revenues for the nine months ended September 30, 2005 increased 8.6% compared with the same period last year. The increase in revenues was due to the various factors discussed below in each of our client markets.

     The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the nine months ended September 30, 2005 and September 30, 2004.

	Nine Months Ended
	September 30,	September 30,		Percentage
	2005	2004	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$338	$315	$23	7%
State and local government clients	647	604	43	7%
Domestic private industry clients	580	560	20	4%
International clients	286	227	59	26%

Total revenues	$1,851	$1,706	$145	9%

     Revenues from our URS Division’s federal government clients for the nine months ended September 30, 2005 increased by 7% compared with the corresponding period last year. The increase was driven by an increase in environmental and facilities projects under existing contracts with the DOD. Revenues from homeland security projects also contributed to this growth as we continue to provide a range of engineering services to the DHS. This work includes developing plans and conducting exercises to help states and communities prepare for natural and manmade disasters, preparing designs to help protect federal facilities from terrorist attacks and providing disaster recovery services for FEMA, which is now a part of DHS.
     Revenues from our state and local government clients for the nine months ended September 30, 2005 increased by approximately 7% compared with the same period last year. The increase reflects a continuing improvement in the states’ economies and general funds, fueled by increased state tax revenues. Generally, states have recovered from the recent recession, and have begun to increase spending on programs for which we provide services, such as surface transportation. Our strategy to actively pursue portions of the state and local government market where funding remained stable or grew during the recession, such as school facilities and water/wastewater projects, has also contributed to our revenue growth. Also, the recent passage of SAFETEA-LU has had a positive impact on revenues from our state and local government clients.
     Revenues from our domestic private industry clients for the nine months ended September 30, 2005 increased by 4% compared with the same period last year. The growth in revenues from our private industry clients is due to the growth of the emissions control portion of our power sector business in response to stricter air pollution control limits under the Clean Air Act and more recently the Clean Air Interstate and Clean Air Mercury rules. We have also successfully increased the number of client relationships managed under MSAs, as the number of stand-alone consulting assignments continues to decline. Revenues from our oil and gas clients continued to grow due to higher gasoline prices, which have increased oil and gas company revenues, leading to additional investments in gas and pipeline infrastructure projects.
     Revenues from our international clients for the nine months ended September 30, 2005 increased by 26% compared with the same period last year. Approximately 6% of this increase was due to foreign currency exchange fluctuations. We continued to benefit from a strong economy in the Asia-Pacific region, resulting in increased opportunities in facilities, infrastructure and natural resource projects, such as mining. In Europe, the increased revenues primarily were due to the enactment of more stringent environmental directives and regulations and the expansion of our service offerings to include a higher volume of infrastructure projects.
     The URS Division’s direct operating expenses for the nine months ended September 30, 2005 increased by 10.3% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses. Direct operating expenses increased at a higher percentage than revenues as a result of increases in subcontractor costs and other direct expenses.
     The URS Division’s gross profit for the nine months ended September 30, 2005 increased by 6.1% compared with the same period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage decreased to 40.0% from 41.0% for the nine months ended September 30, 2005 and September 30, 2004, respectively, because our subcontractor costs and other direct costs, which usually bear lower profit margins than our direct labor costs, accounted for a higher percentage of our total direct operating expenses.
     The URS Division’s IG&A expenses for the nine months ended September 30, 2005 increased by 6.2% compared with the same period last year. This increase was due to an additional $23.7 million in retirement program-related expenses, employee benefit costs, including workers’ compensation, due to an increase in employee headcount, and benefit program expense increases, including recruitment costs. The remainder of the increase was due to a $4.5 million increase in indirect labor, a $6.9 million increase in sales and business development expenses, and a $2.6 million increase in travel expenses. These increases were offset by $2.3 million in bad debt expense.
  EG&G Division
     The EG&G Division’s revenues for the nine months ended September 30, 2005 increased by 17.5% compared with the corresponding period last year. This increase was driven by military activities in the Middle East, resulting in a higher volume of operations and maintenance and modification work for military vehicles and weapons systems. Revenues from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems remained strong. In addition, revenues generated from activities in the homeland security market, logistics management and flight training services markets increased during the nine months ended September 30, 2005.
     The EG&G Division’s direct operating expenses for the nine months ended September 30, 2005 increased by 19.2% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.
     The EG&G Division’s gross profit for the nine months ended September 30, 2005 increased by 13.2% compared with the corresponding period last year. The increase in gross profit was primarily due to increased revenues from existing defense technical services and military equipment maintenance contracts. However, gross profit grew at a slower rate than revenue because a significant portion of the revenue increase was generated by operations and maintenance and field-based services, which generally carry lower margins than most other services provided by the EG&G Division. Our gross profit margin percentage decreased to 26.9% from 27.9% for the nine months ended September 30, 2005 and September 30, 2004, respectively.
     The EG&G Division’s IG&A expenses for the nine months ended September 30, 2005 increased by 12.9% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature and, as such, any increase in business volume tends to lead to a higher employee headcount and higher indirect expenses. Of the total increase, approximately $17.3 million was due to an increase in retirement program-related costs and increases in employee benefit costs, including higher healthcare and workers’ compensation, as a result of a higher employee headcount. In addition, indirect labor increased by $5.2 million. The remaining increase was primarily due to a $4.0 million increase in travel expenses. Indirect expenses as a percentage of revenues decreased to 22.1% from 23.0% for the nine months ended September 30, 2005 and September 30, 2004, respectively, due to a decrease in healthcare cost per employee compared with the same period last year.

Liquidity and Capital Resources

	Nine Months Ended,
	September 30,	September 30,
	2005	2004
	(In millions)
Cash flows provided by operating activities	$134.0	$97.4
Cash flows used by investing activities	(16.1)	(14.7)
Cash flows used by financing activities	(139.1)	(58.6)
Proceeds from common stock offering, net of related expenses	130.3	204.3
Proceeds from sale of common shares and exercise of stock options	30.7	24.0
     Our primary sources of liquidity are cash flows from operations, borrowings from our credit facilities and, during the nine months ended September 30, 2005, a public common stock offering. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions.
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
     Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of September 30, 2005 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.
Operating Activities
     The increase in cash flows from operating activities was primarily due to the changes in accounts payable, which resulted from the timing of payments, offset by the changes in accrued earnings in excess of billings on contracts in process, which resulted from the timing of billings.
Investing Activities
     As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the nine months ended September 30, 2005 and September 30, 2004 were $16.9 million and $14.7 million, respectively.

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
     In addition, during the first quarter of fiscal year 2005, we retired the remaining $10.0 million of outstanding balance of 12 1/4% notes. We also retired the entire outstanding balance of $1.8 million of our 6 1/2% debentures on August 15, 2005. As a result of the debt retirement, we recognized a pre-tax charge of $33.1 million, which consisted of tender/call premiums and expenses of $19.4 million and the write-off of $13.7 million in unamortized financing fees, issuance costs and debt discounts.
     During the quarter ended September 30, 2005, we also repaid $30.0 million of the term loan under our New Credit Facility.
     Cash flows from financing activities of $139.1 million during the nine months ended September 30, 2005 consisted primarily of the following activities:
•	Payment of $353.8 million of the term loans under our Old Credit Facility;

•	Net payment of $16.8 million under the line of credit;

•	Payment of $10.0 million of our 12 1/4% notes;

•	Payment of $1.8 million of our 6 1/2% debentures;

•	Payment of $11.2 million in capital lease obligation;

•	Change in book overdraft of $63.6 million;

•	Proceeds from the sale of common stock from the employee stock purchase plan and exercise of stock options of $30.7 million;

•	Issuance of $350.0 million of new term loan, $40.0 million of which was paid during the nine-month period; and

•	Net proceeds generated from our public common stock offering of $130.3 million, which was used to pay $127.2 million of our 11 1/2% notes and $18.8 million of tender premiums and expenses.
     Cash flows from financing activities of $58.6 million during the nine months ended September 30, 2004 consisted primarily of the following activities:
•	Net proceeds generated from our public common stock offering of $204.3 million, which was used to fund a majority of the payments of $180.0 million of our 12 1/4% notes and $70.0 million of our 11 1/2% notes;

•	Payment of $19.1 million in call premiums on our 12 1/4% notes and our 11 1/2% notes;

•	Proceeds from the sale of common stock from the employee stock purchase plan and exercise of stock options of $24.0 million;

•	Net payment of $4.0 million of the term loans under our Old Credit Facility with $1.3 million payments of financing fees;

•	Payment of $6.5 million of our 8 5/8% senior subordinated debentures;

•	Net payment of $1.7 million of notes payable;

•	Payment of $10.9 million in capital lease obligation;

•	Change in book overdraft of $13.4 million; and

•	Net borrowings under the line of credit of $19.9 million.
     Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of September 30, 2005.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of September 30, 2005:
New Credit Facility:
Term loan	$310,000	$—	$11,625	$147,250	$151,125
11 1/2% senior notes (1)	2,825	2,825	—	—	—
Capital lease obligations	35,811	15,574	14,003	6,090	144
Notes payable, foreign credit lines and other indebtedness	13,021	8,118	4,132	579	192

Total debt	361,657	26,517	29,760	153,919	151,461
Pension funding requirements (2)	21,849	21,849	—	—	—
Purchase obligations (3)	4,279	2,708	1,571	—	—
Operating lease obligations (4)	416,717	86,571	143,332	103,622	83,192

Total contractual obligations	$804,502	$137,645	$174,663	$257,541	$234,653

(1)	Amounts shown exclude remaining original issue discounts of $35 thousand and $88 thousand for our 11 1/2% notes and notes payable, respectively.

(2)	These pension funding requirements are for the EG&G pension plans, international benefit plans, and the supplemental executive retirement plan (“SERP”) for Mr. Koffel based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $10.8 million into a rabbi trust for Mr. Koffel’s SERP. However, Mr. Koffel has agreed to defer this funding obligation until he chooses to request the funding by giving us a 15-day notice or until his death or the termination of his employment for any reason. We chose not to make estimates beyond one year based on a variety of factors, including amounts required by local laws and regulations, and other funding requirements.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)	These operating leases are predominantly real estate leases.
     Off-balance Sheet Arrangements. As of September 30, 2005, we had a total available balance of $58.8 million in standby letters of credit under our New Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The New Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the New Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.
     We have guaranteed the credit facility of one of our joint ventures in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying debt, which is five months. The maximum potential amount of future payments that we could be required to make under this guarantee at September 30, 2005 was $6.5 million.

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
     New Credit Facility. On June 28, 2005, we entered into a new senior credit facility consisting of a 6-year Term Loan of $350.0 million and a 5-year Revolving Line of Credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of September 30, 2005, we had $310.0 million outstanding under the Term Loan, $58.8 million in letters of credit, and no amount outstanding under the Revolving Line of Credit.
     Our Revolving Line of Credit is used to fund daily operating cash needs and to support our standby letters of credit. During the ordinary course of business, the use of our Revolving Line of Credit is a function of collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which dictate, as necessary, our short term borrowing requirements.
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
     All loans outstanding under our New Credit Facility bear interest at either LIBOR or the bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. The LIBOR margin will range from 0.625% to 1.75% and the base rate margin will range from 0.0% to 0.75%. As of September 30, 2005, the LIBOR margin was 1.25% for both the Term Loan and Revolving Line of Credit. As of September 30, 2005, the interest rate on our Term Loan was 5.27%.
     A substantial number of our domestic subsidiaries are guarantors of the New Credit Facility on a joint and several basis. Initially, the obligations are collateralized by our guarantors’ capital stock. The collateralized obligations will be eliminated if we reach an investment grade credit rating of “Baa3” from Moody’s and “BBB-” from Standard & Poor’s. If our credit rating were to fall to or below “Ba2” from Moody’s or “BB” from Standard & Poor’s, we would be required to provide a secured interest in substantially all of our existing and subsequently acquired personal and real property, in addition to the collateralized guarantors’ capital stock. Although the capital stock of the non-guarantor subsidiaries are not required to be pledged as collateral, the terms of the New Credit Facility restrict the non-guarantors’ assets, with some exceptions, from being used as a pledge for future liens (a “negative pledge”). Moody’s upgraded our credit rating from “Ba2” to “Ba1” on June 20, 2005. On July 26, 2005, Standard & Poor’s upgraded our credit rating from “BB” to “BB+.”
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
     As of September 30, 2005, we were in compliance with all the covenants of the New Credit Facility.
     Old Senior Secured Credit Facility. The Old Credit Facility consisted of two term loans, Term Loan A and Term Loan B, and a revolving line of credit. Our Old Credit Facility was terminated and repaid in full on June 28, 2005. As of December 31, 2004, we had $353.8 million in principal amounts outstanding under the term loan facilities with an interest rate of 4.42%. We had also drawn $18.0 million against our revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under our revolving credit facility to $151.7 million.
     Revolving Line of Credit. The effective average interest rates paid on the revolving line of credit during the three months ended September 30, 2005 and September 30, 2004 were approximately 6.43% and 4.87%, respectively. The effective average interest rates paid on the revolving line of credit from during the nine months ended September 30, 2005 and September 30, 2004 were approximately 6.03% and 5.33%, respectively.
     Our average daily revolving line of credit balances for the three-month periods ended September 30, 2005 and September 30, 2004 were $0.1 million and $32.5 million, respectively. The maximum amounts outstanding at any one point in time during the three-month periods ended September 30, 2005 and September 30, 2004 were $3.1 million and $62.7 million, respectively. Our average daily revolving line of credit balances for the nine-month periods ended September 30, 2005 and September 30, 2004 were $2.2 million and $26.4 million, respectively. The maximum amounts outstanding at any one point in time during the nine-month periods ended September 30, 2005 and September 30, 2004 were $22.8 million and $74.6 million, respectively.
     11 1/2% Senior Notes. As of September 30, 2005 and December 31, 2004, we had outstanding amounts of $2.8 million and $130.0 million, respectively, of the original outstanding principal, due 2009. On June 15, 2005, we accepted tenders for and retired $127.2 million of the 11 1/2% notes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are effectively subordinate to our New Credit Facility, capital leases and notes payable.
     12 1/4% Senior Subordinated Notes. On February 14, 2005, we retired the entire outstanding balance of $10 million of our 12 1/4% notes. As of December 31, 2004, we owed $10 million.
     6 1/2% Convertible Subordinated Debentures. On August 15, 2005, we retired the entire outstanding balance of $1.8 million of our 6 1/2% debentures. As of December 31, 2004, we owed $1.8 million due 2012.
     Notes payable, foreign credit lines and other indebtedness. As of September 30, 2005 and December 31, 2004, we had outstanding amounts of $13.0 million and $13.4 million, respectively, in notes payable and foreign lines of credit.
     Capital Leases. As of September 30, 2005, we had $35.8 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.
     Operating Leases. As of September 30, 2005, we had approximately $416.7 million in obligations under our operating leases, consisting primarily of real estate leases.
     Related-Party Transactions. On January 19, 2005, affiliates of Blum Capital Partners, L.P. (collectively, the “Blum Affiliates”) sold 2,000,000 shares of our common stock in an underwritten secondary offering. The general partner of Blum Capital Partners, L.P. was a member of our Board of Directors.

     On October 21, 2005, according to the terms of an existing registration rights agreement, the Blum Affiliates requested that we register 3,580,907 shares of URS common stock held by the Blum Affiliates. Accordingly, on October 27, 2005, we filed a Form S-3 registration statement with the SEC solely to register the Blum Affiliates’ shares of URS common stock.
     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our New Credit Facility. During the nine months ended September 30, 2005, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.
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
     The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our Annual Report on Form 10-K/A for the year ended October 31, 2004. To date, there have been no material changes to these critical accounting policies during the nine months ended September 30, 2005.
Adopted and Recently Issued Statements of Financial Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC adopted Rule 4-01(a) of Regulation S-X, which defers the required effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005, instead of the first interim period beginning after June 15, 2005 as originally required. Because our fiscal year will end on December 30, 2005, SFAS 123(R) will become effective for us on December 31, 2005 (the “Effective Date”), but early adoption is allowed. Upon adoption of SFAS 123(R), we will be required to record an expense for our stock-based compensation plans using a fair value method. SFAS 123(R) applies to all stock-based compensation awards granted, modified or settled in interim or fiscal periods after the required Effective Date, but does not apply to awards granted in periods before the required Effective Date, unless they are modified, repurchased or cancelled after the Effective Date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits from the exercises of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide implementation guidance on SFAS 123(R). SAB 107 was issued to assist registrants in implementing SFAS 123(R) while enhancing the information that investors receive. The FASB has also issued interpretative guidance. We expect to use the modified prospective transition method in our adoption of SFAS 123(R), which will have a material impact on our financial statements as we have historically recorded our stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which does not require the recording of an expense related to options granted at a price equal to the fair market value of the shares on the grant date and for the fair value of the shares purchased through the ESPP.

     As a result of our assessment of the impacts associated with adoption of SFAS 123(R), we have re-evaluated our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan, and have currently decided to issue restricted stock awards to selected employees rather than stock option grants.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, and Amendment of Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material effect on our consolidated financial statements.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retroactive application of a change in accounting principle to prior period financial statements unless it is impracticable or if another pronouncement mandates a different method. SFAS 154 also requires that a change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate resulting from a change in accounting principle. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Depending on the type of accounting change, the adoption of SFAS 154 may have a material impact on our consolidated financial statements.
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
     We account for all contract awards that may be recognized as revenues as our book of business, which includes backlog, designations, option years and indefinite delivery contracts. Our backlog consists of the amount billable at a particular point in time, including task orders issued under indefinite delivery contracts. As of September 30, 2005, our backlog was approximately $3.7 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our indefinite delivery contracts are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under indefinite delivery contracts. Unexpected termination of a substantial portion of our book of business could harm our operations and significantly reduce our future revenues.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, harm to our reputation or loss of our status as an eligible government contractor.
     We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act, and DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs to our business operations. Even though we take precautions to prevent and deter fraud and misconduct, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question incurred costs if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.
Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits.
     Revenues from federal government contracts and state and local government contracts represented approximately 47% and 23%, respectively, of our total revenues for the nine months ended September 30, 2005. Our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Finally, government clients can generally terminate or modify their contracts with us at their convenience.
Each year a portion of our multiple-year government contracts may be subject to legislative appropriations. If legislative appropriations are not made in subsequent years of a multiple-year government contract, then we may not realize all of our potential revenues and profits from that contract.
     Each year a portion of our multiple-year government contracts may be subject to legislative appropriations. For example, the passage of the SAFETEA-LU transit bill in August of 2005 will provide matching funds for state transportation projects. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.
If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.
     It is important for us to control our contract costs so that we can maintain positive operating margins. We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by billable headcount and our ability to manage costs. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.
Our actual results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.
     To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:
•	contract costs and profits and application of the “percentage-of-completion” method of accounting and revenue recognition of contracts and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill and other intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans and other employee benefit plans; and

•	accruals for estimated liabilities, including litigation and insurance reserves.
     Our actual results could differ from those estimates, which may significantly reduce or eliminate our profits.
Our use of the “percentage-of-completion” method of accounting could result in reduction or reversal of previously recorded revenues and profits.
     A substantial portion of our revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is further discussed in Note 2, “Accounting Policies” of our amended annual report on Form 10-K/A for our fiscal year ended October 31, 2004. Generally, our use of this method results in recognition of revenues and profits ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.
If we fail to timely complete, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may affect our overall profitability.
     We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, unavailability of vendor materials, changes in the project scope of services requested by clients or labor disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon damages, which are fixed in amount by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project, which may affect our overall profitability.
If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.
     We sometimes enter into subcontracts, joint ventures and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends, among other things, on the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional investments and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.
Our future revenues depend on our ability to consistently bid and win new contracts and renew existing contracts and, therefore, our failure to effectively obtain future contracts could adversely affect our profitability.
     Our future revenues and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

Our indebtedness could negatively limit our ability to borrow, plan, make acquisitions, exploit business opportunities or maintain credit flexibility.
     During June 2005, we retired the entire outstanding amount of $365.8 million under our Old Credit Facility and entered into a New Credit Facility of $350.0 million on June 28, 2005. As of September 30, 2005, we had $361.5 million of outstanding indebtedness. In addition, as of September 30, 2005, we issued $58.8 million in letters of credit against our revolving line of credit. This level of indebtedness could negatively affect us because it may:
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
     Our environmental business involves the planning, design, program and construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up can be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, or RCRA, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. In addition, the risk of “toxic tort” litigation has increased in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.
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
Our liability for damages due to legal proceedings may adversely affect us and result in a significant loss.
     Various legal proceedings are pending against us in connection with the performance of our professional services and other actions by us, the outcome of which cannot be predicted with certainty. For example, in performing our services we may be exposed to cost overruns, personal injuries, property damage, labor shortages or disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In some actions, parties are seeking damages that exceed our insurance coverage or are not insured. Our services may require us to make judgments and recommendations about environmental, structural and other physical conditions at project sites. If our performance, judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. If we sustain damages that exceed our insurance coverage or that are not insured, there could be an adverse affect on us which may result in a significant loss.

A general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
     Revenues under contracts with the U.S. Department of Defense and other defense-related clients represented approximately 36% of our total revenues for the nine months ended September 30, 2005. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
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
     As a professional and technical services company, we are labor intensive and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, we rely heavily upon the expertise and leadership of our senior management. The failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.
Recent changes in accounting for equity-related compensation could impact our financial statements and our ability to attract and retain key employees.
     On December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). Adoption of SFAS 123(R) will require us to record an expense for our equity-related compensation plans using a fair value method. SFAS 123(R) will be effective for us at the beginning of our next fiscal year. We are currently evaluating which transition method we will use upon adoption of SFAS 123(R) and the potential impacts adoption could have on our compensation plans. As a result of the impacts associated with the adoption of SFAS 123(R), we have re-evaluated our Stock Incentive Plans and have currently decided to issue restricted stock awards rather than stock option grants to selected employees.
Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.
     As a multinational company, we have operations in over 20 countries and we derived approximately 10% and 9% of our revenues from international operations for the nine months ended September 30, 2005 and September 30, 2004, respectively. International business is subject to a variety of risks, including:
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
     We use accounting and project management information systems supported by Oracle Corporation. As of September 30, 2005, approximately 62% of our total revenues were processed on this ERP system. We depend on the vendor to develop, integrate and provide long-term software maintenance support for our ERP system. As a result of Oracle Corporation’s acquisition of PeopleSoft, Inc. in January 2005, it is possible that Oracle may discontinue further development, integration or long-term software maintenance support for our ERP system. Accordingly, we are re-evaluating the conversion of the EG&G Division’s accounting systems to the ERP system. In the event we do not successfully complete the development and integration of our ERP system or are unable to obtain necessary long-term third party software maintenance support, we may be required to incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating all of our accounting and project management information systems to another ERP system.
Terrorists’ actions and natural disasters have and could negatively impact the United States economy and the local markets in which we operate, which may affect our financial condition, results of operations or cash flows.
     Since we have operations in nearly all domestic states, terrorist attacks, such as those that occurred in New York and Washington, D.C. on September 11, 2001, and natural disasters, such as Hurricane Katrina that affected the Gulf Coast in late August 2005, could negatively impact the United States economy and particular local markets in which we operate. For example, Hurricane Katrina caused several of our Gulf

Coast offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes. If we are not able to react quickly to terrorist attacks and natural disasters, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.
If our goodwill or intangible assets become impaired, then our profits may be significantly reduced or eliminated.
     Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other purchased intangible assets were approximately $1.0 billion as of September 30, 2005. Our balance sheet includes goodwill and other intangible assets, the values of which are material. If any of our goodwill or intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce or eliminate our profits.
Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.
     As of September 30, 2005, approximately 7% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to changes in interest rates as a result of our borrowings under our New Credit Facility. Based on outstanding indebtedness of $310.0 million under our New Credit Facility at September 30, 2005, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $1.8 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $1.8 million.
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
     (b) Changes in internal controls.
     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4.0 million, $7.5 million and $7.5 million, respectively. In some actions, parties are seeking damages, including punitive or treble damages, that substantially exceed our insurance coverage or are not insured.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Purchases
     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock shares during the third quarter of 2005. No purchases were made pursuant to a publicly announced repurchase plan or program.

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as Part	Value) of Shares that
	(a) Total	(b) Average	of Publicly	May Yet be Purchased
	Number of	Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	per Share	or Programs	Programs
(in thousands, except average price paid per share)
July 2, 2005 – July 29, 2005	63	$37.80	—	—
July 30, 2005 – August 26, 2005	—	—	—	—
August 27, 2005 – September 30, 2005	113	38.61	—	—

Total	176		—	—

(1)	Our Stock Incentives Plans allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a) Exhibits
4.1	Amended and Restated Bylaws of URS Corporation, a Nevada corporation. FILED HEREWITH.

10.1	Employee Stock Purchase Plan of URS Corporation, as amended and restated effective on September 8, 2005. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2005	URS CORPORATION
/s/ Reed N. Brimhall

Reed N. Brimhall
Vice President, Controller
and Chief Accounting Officer

Exhibit No.	Description
4.1	Amended and Restated Bylaws of URS Corporation, a Nevada corporation.

10.1	Employee Stock Purchase Plan of URS Corporation, as amended and restated effective on September 8, 2005.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.