Form 10-K
period 2005-12-30
URS CORP /NEW/
filed 2006-03-15
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___to ___
Commission file number 1-7567

URS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-1381538
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
600 Montgomery Street, 26th Floor
San Francisco, California	94111-2728
(Address of principal executive offices)	(Zip Code)
(415) 774-2700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class:	which registered:
Common Shares, par value $.01 per share	New York Stock Exchange
Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     The aggregate market value of the common stock of the registrant held by non-affiliates on March 6, 2006 and July 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,172.3 million and $1,455.2 million, respectively, based upon the closing sales price of the registrant’s common stock on such date as reported in the consolidated transaction reporting system. On March 6, 2006, there were 51,036,232 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Part III incorporates information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006.

URS CORPORATION AND SUBSIDIARIES
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue and business prospects, future accounting and actuarial estimates, future impact of SFAS 123(R), future outcomes of our legal proceedings, future maintenance of our insurance coverage, future guarantees and debt service obligations, future capital resources, future effectiveness of our disclosure and internal controls and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: demand for our services in an economic downturn, changes in our book of business; our compliance with government contract procurement regulations; our dependence on government appropriations and procurements; our ability to make accurate estimates; our ability to bid, renew and execute contracts and guarantees; liability for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with SFAS 123(R); our ability to service our debt; risks associated with international operations; project management and accounting software risks; force majeure events; our relationships with our labor unions; and other factors discussed more fully in, Risk Factors beginning on page 14, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
	Executive Officers of the Registrant	23

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	58
Item 8.	Consolidated Financial Statements and Supplementary Data	59
	Consolidated Balance Sheets December 30, 2005 and December 31, 2004	61
	Consolidated Statements of Operations and Comprehensive Income Year ended December 30, 2005, two months ended December 31, 2004 and 2003 (unaudited), and years ended October 31, 2004 and 2003	62
	Consolidated Statements of Changes in Stockholders’ Equity Year ended December 30, 2005, two months ended December 31, 2004, and years ended October 31, 2004 and 2003	63
	Consolidated Statements of Cash Flows Year ended December 30, 2005, two months ended December 31, 2004 and 2003 (unaudited), and years ended October 31, 2004 and 2003	64
	Notes to Consolidated Financial Statements	65
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	123
Item 9A.	Controls and Procedures	123
Item 9B.	Other Information	124

	PART III

Item 10.	Directors and Executive Officers of the Registrant	124
Item 11.	Executive Compensation	124
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13.	Certain Relationships and Related Transactions	125
Item 14.	Principal Accounting Fees and Services	125

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	126
EXHIBIT 10.11
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 24.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

ITEM 1. BUSINESS
Summary
     We are one of the largest engineering design services firms worldwide and a major U.S. federal government contractor for systems engineering and technical assistance and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services and defense markets, although we perform some limited construction work. We operate through two divisions: the URS Division and the EG&G Division. Our URS Division provides a comprehensive range of professional planning and design, program and construction management, and operations and maintenance services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and internationally. Our EG&G Division provides planning, systems engineering and technical assistance, operations and maintenance, and program management services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security. For information on our business by segment and geographic regions, please refer to Note 7, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data,” which is included under Item 8 of this report.
Clients, Services and Markets
     We market our services to federal government agencies, state and local government agencies, private industry, and international clients through our extensive network of approximately 330 offices and contract-specific job sites across the U.S. and in more than 20 foreign countries. We currently have many active projects, with no single project accounting for more than 7% of our revenues for fiscal 2005.
     We focus our expertise on eight key markets: transportation, environmental, facilities, commercial/industrial, water/wastewater, homeland security, defense systems, and installations and logistics.
     The following table summarizes our revenues, representative services and representative markets by client type for our fiscal year ended December 30, 2005.

% of
Client Types	Revenues	Representative Services	Representative Markets
Federal Government	48%	• Operations and Maintenance	• Facilities
		• Systems Engineering and Technical Assistance	• Environmental
		• Planning and Design	• Homeland Security
		• Program Management	• Defense Systems
		• Construction Management	• Installations and Logistics
• Transportation

State and Local Government	23%	• Planning and Design	• Transportation
		• Program Management	• Facilities
		• Construction Management	• Homeland Security
		• Operations and Maintenance	• Environmental
• Water/Wastewater
Private Industry	19%	• Planning and Design	• Commercial/Industrial
		• Program Management	• Facilities
		• Construction Management	• Water/Wastewater
		• Operations and Maintenance	• Homeland Security

% of
Client Types	Revenues	Representative Services	Representative Markets
International	10%	• Planning and Design	• Transportation
		• Program Management	• Facilities
		• Construction Management	• Environmental
		• Operations and Maintenance	• Water/Wastewater
• Commercial/Industrial
• Homeland Security
• Defense Systems

Clients
     We provide our services to a broad range of domestic and international clients, including agencies of the U.S. federal government, state and local government agencies and private industry clients located both in the U.S. and abroad. The demand for our services comes from budgeting and capital spending decisions made by the U.S. federal government, state and local government agencies and public and private companies. The following table summarizes the primary client types serviced by our URS and EG&G Divisions for the fiscal year ended December 30, 2005.

Client Types	URS Division	EG&G Division
Federal Government	✓	✓
State and Local Government	✓	—
Private Industry	✓	—
International	✓	—

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
     State and Local Government. Our state and local government agency clients include various local municipalities, community planning boards, state and municipal departments of transportation and public works, transit authorities, water and wastewater authorities, environmental protection agencies, school boards and authorities, judiciary agencies, public hospitals and airport authorities. In the United States, substantially all spending for infrastructure – transportation facilities, public buildings and water and wastewater systems – is coordinated through these agencies. Our state and local government revenues include those originating from federal grants or matching funds provided to state and local government agencies. Our state and local government clients are primarily served by the URS Division.
     Private Industry. Most of our private industry clients are Fortune 500 companies, many with international operations, from a broad range of industries, including chemical, pharmaceutical, oil and gas, power, manufacturing, mining and forest products. Over the past several years, many of these companies have reduced the number of service providers they use, selecting larger, multi-service contractors with international operations in order to control overhead costs. Our private industry clients are served primarily through the URS Division.

     International. The focus of our international business is to provide a range of services to our multinational private industry clients and foreign governmental agencies in the Americas (outside the U.S.), Europe and Asia Pacific. Although both the URS and EG&G Divisions work outside of the United States, our international client base is served primarily by the URS Division.
Services
     We provide professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services to the U.S. federal, state, and local government agencies, as well as private industry and international clients. These services are delivered through a network of offices and contract-specific job sites. Although we are typically the prime contractor, in some cases, we provide services as a subcontractor or through joint ventures or partnership agreements with other service providers. The following table summarizes the services provided by our URS and EG&G Divisions for the fiscal year ended December 30, 2005.

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
     Planning and Design. The planning process is typically used to develop a blueprint or overall scheme for a project. Based on the project requirements identified during the planning process, detailed plans are developed, which may include material specifications, construction cost estimates and schedules. Our planning and design services include the following:
•	master planning;

•	land-use planning;

•	transportation planning;

•	technical and economic feasibility studies;

•	environmental impact assessments;

•	permitting, to ensure compliance with applicable regulations;

•	the analysis of alternative designs; and

•	the development of conceptual and final design documents.
     We provide planning and design services for the construction of new transportation projects and for the renovation and expansion of existing transportation infrastructure, including bridges, highways, roads, airports, mass transit systems and railroads. We also plan and design many types of facilities, such as schools, courthouses, hospitals, corporate offices and retail outlets, as well as water supply and conveyance systems and wastewater treatment plants. Our planning and design capabilities support homeland defense and global threat reduction programs, as well as hazardous waste clean-up activities at military bases and environmental assessment, due diligence and permitting at commercial and industrial facilities. We also provide design support to military clients for major research and development projects.

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

Markets
     We focus our expertise on eight key markets: transportation, environmental, commercial/industrial, facilities, water/wastewater, homeland security, installations and logistics and defense systems. Our domestic and international network of offices allows us to perform business development and sales activities on a localized basis. In addition, for large-scale projects and multinational clients, we coordinate national and international marketing efforts on a company-wide basis. The following table summarizes the markets served by our URS and EG&G Divisions, as separate reporting segments, for our fiscal year ended December 30, 2005.

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
     Surface Transportation. We provide services for all types of surface transportation systems and networks, including highways, bridges, tunnels and interchanges; toll road facilities; and port and marine structures. Our expertise also includes the planning and design, and operations and maintenance of intelligent transportation systems, such as traffic management centers. Historically, we have emphasized the design of new transportation systems, but in recent years, we also have focused on the rehabilitation and expansion of existing systems.
     Air Transportation. We provide comprehensive services for the development of new airports and the modernization and expansion of existing facilities, including airport terminals; hangars and air cargo buildings; air traffic control towers; runways and taxiways; and related airport infrastructure such as roadways, parking garages and people movers. We also specialize in baggage, communications and aircraft fueling systems. We have completed projects at both general aviation and large-hub international airports throughout the world. In the growing area of airport security, we assist airport authorities and owners, and airline carriers in all aspects of security-related projects. For example, we provide a full range of planning and design, program and construction management, and operations and maintenance services for airport security systems, including baggage screening and perimeter access control systems.
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

Environmental
     We provide a variety of services related to protecting, preserving and restoring our air, water and soil quality for U.S. federal, state and local government agencies, and public utilities. Our services include environmental impact assessments, permitting and regulatory compliance, remediation design, program and construction management, demolition and environmental clean-up. We provide air quality monitoring and modeling and design air emissions control systems. We also provide comprehensive services related to the identification, characterization and remediation of hazardous waste sites.
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
Facilities
     We provide planning, architectural and engineering design, and program and construction management for new facilities and the rehabilitation and expansion of existing facilities. Our work involves a broad range of building types, including education, judicial, correctional, health care, retail, sports, recreational, industrial, research and office facilities. We also provide historic preservation, adaptive reuse and seismic upgrade services.
Water/Wastewater
     We provide services for the planning, design and construction of all types of water/wastewater treatment facilities and systems. Services are provided for new and expanded water supply, storage, distribution and treatment systems, municipal wastewater treatment and sewer systems, levees, and watershed, storm water management and flood control systems. We also provide design and seismic retrofit of earth, rock fill and roller-compacted concrete dams, as well as the design of reservoirs and impoundments, including mine tailings disposal and large outfall structures.
Homeland Security
     We provide a variety of services to the Department of Homeland Security, the Department of Defense, and other federal and state and local government agencies in support of Homeland Security activities. This work includes conducting threat assessments of public facilities, planning and conducting emergency preparedness exercises, and designing force protection systems and security systems.
     In addition, our related global threat reduction services focus on the elimination and dismantlement of nuclear, chemical and biological weapons of mass destruction or “WMDs.” Our services include operating and maintaining chemical agent disposal facilities and providing advisory services for dismantling and eliminating WMDs. We also develop emergency response strategies and conduct first responder training for the military and other federal state and local government agencies.
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
     Defense Systems & Services. We provide a variety of weapons system design and modernization services to Department of Defense weapons systems management offices, laboratories, technical centers, support centers, and maintenance activities. Our services include acquisition support for new defense systems, engineering and technical assistance for the modernization of existing systems, and maintenance planning to help extend their service life.
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
Major Customer
     Our largest client type is the U.S. Federal Government and our largest customer is the U.S. Army. We had multiple contracts with the U.S. Army, which contributed more than 10% of our consolidated revenues, summarized in the following table, for the year ended December 30, 2005, two months ended December 31, 2004 and 2003, and the years ended October 31, 2004 and 2003. However, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

				% of our
				consolidated
	URS Division	EG&G Division	Total	revenues
	(In millions, except for percentages)
Year ended December 30, 2005
The U.S. Army (1)	$109.2	$682.2	$791.4	20%

Two months ended December 31, 2004
The U.S. Army (1)	$17.1	$91.2	$108.3	19%

Two months ended December 31, 2003 (Unaudited)
The U.S. Army (1)	$13.3	$69.8	$83.1	17%

Year ended October 31, 2004
The U.S. Army (1)	$96.0	$490.7	$586.7	17%

Year ended October 31, 2003
The U.S. Army (1)	$102.1	$348.3	$450.4	14%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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
     We believe that we are well positioned to compete in our markets because of our solid reputation, our long-term client relationships, our extensive network of offices and our broad range of services. We are one of the largest engineering design services firms worldwide and a major U.S. federal government contractor for systems engineering and technical assistance, operations and maintenance, and program management services. We provide a comprehensive portfolio of services ranging from engineering planning and design to operations and maintenance. In addition, as a result of our national and international network of approximately 330 offices and contract-specific job sites, we can offer our governmental and private clients localized knowledge and expertise that is backed by the support of our worldwide professional staff.
     The competitive environments in which each business segment operates are described below:
     URS Division. The URS Division’s business segment is highly competitive and characterized by competition primarily based on performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies, and our primary competitors include: AECOM Technology Corporation, Bechtel Group, Inc., CH2M HILL Companies, Ltd., Earth Tech Inc. (a subsidiary of Tyco International, Ltd.), Fluor Corporation, Jacobs Engineering Group Inc., Parsons Brinckerhoff Inc., the Shaw Group, Inc., Tetra Tech, Inc. and Washington Group International, Inc. We believe that we have a lower operating risk profile relative to our competitors since our contract mix has been weighted more towards providing professional engineering and operations and maintenance services via cost-plus, time-and-materials and negotiated fixed-price contracts, which are generally lower risk than lump-sum, low-bid fixed-price contracts.
     EG&G Division. The EG&G Division’s business segment is highly competitive and characterized by competition primarily based on quality of performance, reputation, expertise, price, technology, customer relationships and range of service offerings. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies, and our primary competitors include: Anteon International Corporation, DynCorp International LLC, KBR (a subsidiary of Halliburton Company), L-3 Communications Corporation, Raytheon Corporation, and Science Application International Corporation (SAIC). We believe our competitive advantage in this segment include the factors cited above and also include our positive customer satisfaction and performance rating.
Backlog, Designations, Option Years and Indefinite Delivery Contracts
     We determine the value of all contract awards that may potentially be recognized as revenues over the life of the contracts. We categorize the value of our book of business into backlog, designations, option years and indefinite delivery contracts, or “IDCs,” based on the nature of the award and its current status. A discussion of our book of business is included below.
     Backlog. Our contract backlog consists of the amount billable at a particular point in time for future services under signed contracts, including task orders that are actually issued and funded under IDCs. Our consolidated contract backlog was $3,837.7 million and $3,633.4 million at December 30, 2005 and December 31, 2004, respectively.

     Designations. Our clients often designate us as the recipient of future contracts. These “designations” are projects that clients have awarded to us, but for which we do not yet have signed contracts. As of December 30, 2005 and December 31, 2004, the estimated values of our consolidated designations were $1,476.2 million and $1,480.8 million, respectively.
     Option Years. A significant portion of the EG&G Division’s contracts are multi-year contracts with a base period, plus option years. The base periods of these contracts can vary from one to five years. The option years are exercised at the option of our clients without requiring us to go through an additional competitive bidding process and would only be canceled through a termination for default or if a client decides to end the project (a termination for convenience). As of December 30, 2005 and December 31, 2004, the estimated values of the option years on our contracts were $1,092.2 million and $1,184.5 million, respectively.
     Indefinite Delivery Contracts. Indefinite delivery contracts are signed contracts under which we perform work only when the client issues specific task orders. Generally, the terms of these contracts exceed one year and often include a maximum term and potential value. IDCs generally range from one to twenty years in length. When such task orders are signed and funded, we transfer their value into backlog. As of December 30, 2005 and December 31, 2004, the estimated remaining values of our consolidated IDCs were $5,064.7 million and $4,094.7 million, respectively.
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
Acquisitions
     We have historically made strategic acquisitions in order to diversify our client base, increase the range of services we offer and expand the markets we serve. In August 2005, we acquired Austin Ausino, a small engineering and project management firm based in China. The acquisition of Austin Ausino was made to increase our presence and to facilitate the growth of business and services in the China market with our multinational clients.
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
Regulations
     We provide services for contracts that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other government regulations and requirements. For more information on risks associated with our government regulations, please refer to the Item 1A, “Risk Factors,” of this report.
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
     Some environmental laws including the Resource Conservation and Recovery Act of 1976, as amended, (“RCRA”), and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), as well as other governmental laws can impose liability for the entire cost of the clean-up of contaminated facilities or sites upon present and former owners and operators as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials, and persons in affected areas may be injured or become ill, resulting in lawsuits that expose us to liability and may result in substantial damage awards against us. Liabilities for contamination or human exposure to hazardous or toxic materials or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.
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
     Government Procurement. The services we provide to the U.S. federal government are subject to the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act (“TINA”), the Cost Accounting Standards (“CAS”), the Service Contract Act (“SCA”), Department of Defense (“DOD”) security regulations and other rules and regulations applicable to government contracts. These laws and regulations affect how we transact business with our government clients and in some instances, impose added costs to our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.
     Other regulations and requirements. We provide services to the U.S. Department of Defense and other defense-related entities, which require specialized professional qualifications and security clearances. In addition, as engineering design services professionals, we are subject to a variety of local, state and foreign licensing and permit requirements.
Sales and Marketing
     Our URS Division performs business development and sales activities primarily through our network of local offices around the world. For large, market-specific projects requiring diverse technical capabilities, we utilize the companywide resources of specific disciplines. This often involves coordinating marketing efforts on a regional, national or global level. Our EG&G Division performs business development and sales activities primarily through its management groups, that address specific markets, such as homeland security and defense systems. In addition, our EG&G Division coordinates national marketing efforts on large projects and for multi-division or multi-market scope efforts. Over the past year, the URS Division and the EG&G Division have jointly pursued several federal defense and homeland security projects, and have been successful in marketing EG&G’s technical capabilities to URS’ established state and local government clients.

Seasonality
     We experience seasonal trends in our business caused by holidays, such as Independence Day, Thanksgiving, Christmas and New Year’s Day. Our revenues are typically lower during these times of the year because many of our clients’ employees as well as our own employees do not work during these holidays, resulting in fewer billable hours worked on projects and thus lesser revenues recognized. In addition to the holidays, our business is affected similarly by the seasonal weather when some of our offices have to close temporarily due to severe winter and/or tropical storms.
Fiscal Year Change
     Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. We filed a transition report on Form 10-Q with the Securities and Exchange Commission (“SEC”) for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and ended on December 30, 2005.
Raw Materials
     As a professional services company, our business is not heavily dependent on raw materials. Risks associated with the procurement of raw materials for our construction services projects are generally passed through to our clients. We do not foresee the lack of availability of raw materials as a factor that could have a material adverse effect on our business in the near term.
Insurance
     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4.0 million, $7.5 million and $7.5 million, respectively. In some actions, parties may seek punitive and treble damages that substantially exceed our insurance coverage.
     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date – even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.
Employees
     As of February 28, 2006, we had approximately 26,000 full-time employees and 3,200 temporary or part-time workers. The URS Division and the EG&G Division employed approximately 16,200 and 13,000 persons (including temporary and part-time workers), respectively. At various times, we have employed up to several thousand workers on a temporary or part-time basis to meet our contractual obligations. Approximately 2,300 of our employees are covered by collective bargaining agreements. These agreements are subject to amendment on various dates ranging from March 2006 to October 2009.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.urscorp.com. These reports, and any amendments to these reports, are made available on our web site as soon as reasonably practicable after we electronically file or furnish the reports with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-

0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy, and other information that we filed with the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit, Board Affairs and Compensation Committees, and our Code of Business Conduct and Ethics are available on our web site at www.urscorp.COM under the “Corporate Governance” section. A printed copy of this information is also available without charge by sending a written request to: Corporate Secretary, URS Corporation, 600 Montgomery Street, 26th Floor, San Francisco, CA 94111-2728.
ITEM 1A.       RISK FACTORS
     In addition to the other information included or incorporated by reference in this Form 10-K, the following risk factors could affect our financial condition and results of operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 28 and the consolidated financial statements and related notes beginning on page 59.
Demand for our services is cyclical and vulnerable to economic downturns. If the economy weakens, then our revenues, profits and our financial condition may deteriorate.
     Demand for our services is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. For example, there was a decrease in our URS Division revenues of $77.9 million, or 3.4%, in fiscal year 2002 compared to fiscal year 2001 as a result of the general economic decline. Our clients may demand better pricing terms and their ability to pay our invoices may be affected by the economy. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If the economy weakens, then our revenues, profits and overall financial condition may deteriorate.
Unexpected termination of a substantial portion of our book of business could harm our operations and significantly reduce our future revenues.
     We account for all contract awards that may be recognized as revenues as our “book of business,” which includes backlog, designations, option years and IDCs. Our backlog consists of the amount billable at a particular point in time, including task orders issued under indefinite delivery contracts. As of December 30, 2005, our backlog was approximately $3.8 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under IDCs. Unexpected termination of a substantial portion of our book of business could harm our operations and significantly reduce our future revenues.
As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.
     We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the FAR, TINA, the CAS, the SCA, and DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs to our business operations. Even though we take precautions to prevent and deter fraud and misconduct, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question incurred costs, if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.
Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.
     Revenues from federal government contracts represented approximately 48% and state and local government contracts represented approximately 23%, respectively, of our total revenues for the year ended December 30, 2005. Our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Finally, government clients can generally terminate or modify their contracts with us at their convenience.
Each year a portion of our multiple-year government contracts may be subject to legislative appropriations. If legislative appropriations are not made in subsequent years of a multiple-year government contract, then we may not realize all of our potential revenues and profits from that contract.
     Each year a portion of our multiple-year government contracts may be subject to legislative appropriations. For example, the passage of the SAFETEA-LU highway and transit bill in August of 2005 has provided matching funds for state transportation projects. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.
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
     To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:
•	the application of the “percentage-of-completion” method of accounting, and revenue recognition on contracts, change orders, and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	value of goodwill and recovarability of other intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans and other employee benefit plans; and

•	accruals for estimated liabilities, including litigation and insurance reserves.
     Our actual results could differ from those estimates, which may significantly reduce or eliminate our profits.
Our use of the “percentage-of-completion” method of accounting could result in reduction or reversal of previously recorded revenues and profits.
     A substantial portion of our revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is discussed further in Note 1, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report. Our use of this method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.
If we fail to timely complete, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may affect our overall profitability.
     We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or subsequently fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, unavailability of vendor materials, changes in the project scope of services requested by clients or labor disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project, which may affect our overall profitability.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.
     We sometimes enter into subcontracts, joint ventures and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends upon, among other things, the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional investments and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.
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
We may be subject to substantial liabilities under environmental laws and regulations.
     Our environmental business involves the planning, design, program and construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the “CERCLA”, and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up can be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the RCRA, the National Environmental Policy Act, the Clean Air Act, the Clean Air Interstate Rule, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. In addition, the risk of “toxic tort” litigation has increased in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability; however, we are currently not subject to any material claims under environmental laws and regulations.
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
     Various legal proceedings are pending against us in connection with the performance of our professional services and other actions by us, the outcome of which cannot be predicted with certainty. For example, in performing our services we may be exposed to cost overruns, personal injury claims, property damage, labor shortages or disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In some actions, parties may seek damages that exceed our insurance coverage. Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4.0 million, $7.5 million and $7.5 million, respectively. Our services may require us to make judgments and recommendations about environmental, structural, geotechnical and other physical conditions at project sites. If our performance, judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurance can be provided as to a favorable outcome, based on our previous experience in these matters, we do not believe that any of our legal proceedings, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and other insurance policies. However, the resolution of outstanding claims is subject to inherent uncertainty and it is reasonably possible that any resolution could have an adverse effect on us. If we sustain damages that exceed our insurance coverage or for which we are not insured, our results of operations and financial condition could be harmed.
A general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
     Revenues under contracts with the U.S. Department of Defense and other defense-related clients represented approximately 36% of our total revenues for the year ended December 30, 2005. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
Our overall market share will decline if we are unable to compete successfully in our industry.
     Our industry is highly fragmented and intensely competitive. According to the publication Engineering News-Record, based on information voluntarily reported by various companies, the top twenty engineering design firms only accounted for approximately 45% of the total design firm revenues in 2004. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete and have substantially more financial resources and/or financial flexibility than we do. As a result of the number of competitors in the industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set. If we are unable to maintain our competitiveness, our market share will decline. These competitive forces could have a material adverse effect on our business, financial condition and results of operations by reducing our relative share in the markets we serve.
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
Recent changes in accounting for equity-related compensation will impact our financial statements and could impact our ability to attract and retain key employees.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative upon adoption of SFAS 123(R).
     We adopted SFAS 123(R) on December 31, 2005, which was the first day of our 2006 fiscal year and are in the process of evaluating the full impact of SFAS 123(R). We anticipate that the adoption will have a material impact on our financial position and results of operations. During fiscal year 2005 and prior periods, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for our stock-based compensation plans.
     In light of the impact of the adoption of SFAS 123(R), we evaluated our current stock-based compensation plans and employee stock purchase plans. In order to minimize the volatility of our stock-based compensation expense, we are currently issuing restricted stock awards and units rather than granting stock options to selected employees. We also revised our employee stock purchase plan from a 15% discount on our stock price at the beginning or the end of the six-month offering period, whichever is lower, to a 5% discount on our stock price at the end of the six-month offering period.
Our indebtedness could limit our ability to finance future operations or engage in other business activities.
     As of December 30, 2005, we had $318.6 million of total outstanding indebtedness and $68.9 million in letters of credit outstanding against our revolving line of credit. This level of indebtedness could negatively affect us because it may impair our ability to borrow in the future and make us more vulnerable in an economic downturn. In addition, our current credit facility contains financial ratios and other covenants, which may limit our ability to, among other things:
•	incur additional indebtedness;

•	create liens securing debt or other encumbrances on our assets; and

•	enter into transactions with our stockholders and affiliates.
     Although we are in compliance with all current credit facility covenants, our indebtedness could limit our ability to finance future operations or engage in other business activities.
Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.
     We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, may restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of December 30, 2005, our debt service obligations, comprised of principal and interest (excluding capital leases), during the next twelve months will be approximately $26 million. Based on the current outstanding indebtedness of $270.0 million under our new credit facility (“New Credit Facility”), if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $1.6 million.

Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.
     As a multinational company, we have operations in over 20 countries and we derived approximately 10% and 9% of our revenues from international operations for the years ended December 30, 2005 and October 31, 2004, respectively. International business is subject to a variety of risks, including:
•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communication challenges;

•	potentially adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	exposure to liability under the Foreign Corrupt Practices Act and export control and anti-boycott laws; and

•	general economic and political conditions in foreign markets.
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
Our business activities may require our employees to travel to and work in high security risk countries, which may result in employee death or injury, repatriation costs or other unforeseen costs.
     As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have employees working in high security risk countries located in the Middle East and Southwest Asia. As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.
We depend on third party support for our Enterprise Resource Program (“ERP”) system and, as a result, we may incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating to another ERP system.
     We use accounting and project management information systems supported by Oracle Corporation. As of December 30, 2005, approximately 62% of our total revenues were processed on this ERP system. We depend on the vendor to provide long-term software maintenance support for our ERP system. Oracle Corporation may discontinue further development, integration or long-term software maintenance support for our ERP system. In the event we are unable to obtain necessary long-term third party software maintenance support, we may be required to incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating all of our accounting and project management information systems to another ERP system.

Force majeure events, including natural disasters and terrorists’ actions have negatively impacted and could further negatively impact the economies in which we operate, which may affect our financial condition, results of operations or cash flows.
     Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005 and terrorist attacks, such as those that occurred in New York and Washington, D.C. on September 11, 2001, could negatively impact the economies in which we operate. For example, Hurricane Katrina caused several of our Gulf Coast offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes. In addition, during the September 11, 2001 terrorist attacks, several offices were shut down due to terrorist attack warnings.
     We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause relieving us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.
If our goodwill or intangible assets become impaired, then our profits may be significantly reduced or eliminated.
     Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net purchased intangible assets were $986.6 million as of December 30, 2005. Our balance sheet includes goodwill and other net intangible assets, the values of which are material. If any of our goodwill or intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce or eliminate our profits.
Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.
     As of December 30, 2005, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.
Delaware law and our charter documents may impede or discourage a merger, takeover or other business combination even if the business combination would have been in the best interests of our current stockholders.
     We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions in our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.
ITEM 1B.       UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.      PROPERTIES
     As of December 30, 2005, we had approximately 350 facility leases in locations throughout the world. The lease terms range from a minimum of three months to a maximum of 25 years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2022. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.
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
     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4.0 million, $7.5 million and $7.5 million, respectively. In some actions, parties may seek punitive and treble damages that substantially exceed our insurance coverage.
     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date – even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.
     Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described in Note 8, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report individually or collectively, are likely to materially exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding claims and litigation is subject to inherent uncertainty and it is reasonably possible that such resolution could have an adverse effect on us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
               EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer, President and Director from May 1989; Chairman of the Board from June 1989.	66

Kent P. Ainsworth	Executive Vice President from April 1996; Vice President and Chief Financial Officer from January 1991 and Secretary from May 1994.	59

Thomas W. Bishop	Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002; Director of Operations for the Construction Services Division from 1999 to 2002.	59

Reed N. Brimhall	Vice President, Controller, and Chief Accounting Officer since May 2003; Senior Vice President and Controller of Washington Group International, Inc. (“WGI”) from 1999 to 2003.	52

H. Thomas Hicks	Vice President, Finance since September 2005; Managing Director of Investment Banking, Merrill Lynch from September 1997 to September 2005.	55

Gary V. Jandegian	President of the URS Division and Vice President of the Company since July 2003; Senior Vice President of URS Greiner Woodward-Clyde, Inc. (“URSGWC”) from 1998 to July 2003.	53

Susan B. Kilgannon	Vice President, Communications since October 1999.	47

Joseph Masters	Vice President and General Counsel since July 1997.	49

Randall A. Wotring	President of the EG&G Division and Vice President of the Company since November 2004; Vice President and General Manager of Engineering and Technology Services (“ETS”) of the EG&G Division from August 2002 to November 2004; Vice President and General Manager of ETS of EG&G Technical Services, Inc. from 1998 to August 2002.	49

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  Market information
                     Our common stock is listed on the New York Stock Exchange (“NYSE”) and the Pacific Exchange under the symbol “URS.” At March 6, 2006, we had approximately 3,938 stockholders of record. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	2005(1)		2004(1)
Sale Price per Share	Low	High	Low	High
First Quarter	$27.21	$31.53	$21.87	$28.07
Second Quarter	$28.15	$37.73	$25.44	$30.72
Third Quarter	$36.45	$40.39	$22.35	$27.73
Fourth Quarter	$37.06	$43.29	$22.75	$27.60
Two months ended December 31, 2004(1)			$27.42	$32.10
(1)
Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th, and September 30th. We filed a transition report on Form 10-Q with the SEC for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and ended on December 30, 2005.

                     We have not paid cash dividends since 1986, and at the present time, we do not anticipate paying dividends on our outstanding common stock in the near future. In addition, we are precluded from paying dividends on our outstanding common stock pursuant to our New Credit Facility with our lender and the indentures governing our 11 1/2% Senior Notes (“11 1/2% notes”). Please refer to Note 5, “Current and Long-Term Debt” and Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.
  Stock-Based Compensation Plans
                     Information regarding our stock-based compensation awards outstanding and available for future grants as of December 30, 2005 is presented in Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

  Stock Purchases
     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock shares during the fourth quarter of 2005. No purchases were made pursuant to a publicly announced repurchase plan or program.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares Purchased as	Dollar Value) of
	Number of	(b) Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid per	Announced Plans or	be Purchased Under
Period	Purchased (1)	Share	Programs	the Plans or Programs
October 1, 2005 – October 28, 2005	446	$38.02	—	—
October 29, 2005 – November 25, 2005	6,684	$41.27	—	—
November 26, 2005 – December 30, 2005	146,274	$41.20	—	—

Total	153,404		—	—

(1)
Our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Incentive Plans”) allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

ITEM 6.      SELECTED FINANCIAL DATA
     The following selected financial data for the year ended December 30, 2005, the two months ended December 31, 2004 (1), the two months ended December 31, 2003 (unaudited), and the fiscal years ended October 31, 2004, 2003, 2002, and 2001 is derived from our audited consolidated financial statements and reflects our August 2002 acquisition of EG&G, which was accounted for under the purchase method of accounting. The selected financial data also reflects charges of $33.1 million, $28.2 million and $7.6 million for costs incurred to extinguish our debt during the years ended December 30, 2005, October 31, 2004 and 2002, respectively. You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003 (1)
	2005 (1)	2004 (1)	(Unaudited)	2004	2003	2002	2001

Income Statement Data:

Revenues	$3,917,565	$566,997	$489,665	$3,381,963	$3,186,714	$2,427,827	$2,319,350
Direct operating expenses	2,555,538	369,527	314,485	2,140,890	2,005,339	1,489,386	1,393,818

Gross profit	1,362,027	197,470	175,180	1,241,073	1,181,375	938,441	925,532
Indirect, general and administrative expenses	1,187,605	188,400	153,609	1,079,088	999,977	790,099	754,661

Operating income	174,422	9,070	21,571	161,985	181,398	148,342	170,871
Interest expense	31,587	6,787	12,493	60,741	84,564	57,231	66,719

Income before income taxes	142,835	2,283	9,078	101,244	96,834	91,111	104,152
Income tax expense	60,360	1,120	3,630	39,540	38,730	35,940	46,300

Net income	82,475	1,163	5,448	61,704	58,104	55,171	57,852
Preferred stock dividend	—	—	—	—	—	5,939	9,229

Net income after preferred stock dividend	$82,475	$1,163	$5,448	$61,704	$58,104	$49,232	$48,623
Less: net income allocated to convertible participating preferred stockholders under the two-class method	—	—	—	—	894	907	11,340

Net income available for common stockholders	$82,475	$1,163	$5,448	$61,704	$57,210	$48,325	$37,283

Earnings per share:
Basic	$1.76	$.03	$.16	$1.58	$1.78	$2.18	$2.14

Diluted	$1.72	$.03	$.16	$1.53	$1.76	$2.03	$1.94

Balance Sheet Data (As of the end of period):
Total assets	$2,469,448	$2,307,748	$2,219,319	$2,275,045	$2,193,723	$2,251,905	$1,458,434
Total long-term debt	$297,913	$508,584	$801,460	$502,118	$788,708	$925,265	$576,704
Preferred stock	$—	$—	$—	$—	$—	$46,733	$120,099
Stockholders’ equity	$1,344,504	$1,082,121	$771,941	$1,067,224	$765,073	$633,852	$322,502

(1)	Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th, and September 30th. We filed a transition report on Form 10-Q with the SEC for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and ended on December 30, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with Item 1A, “Risk Factors,” of this report beginning on page 14 and the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.
Fiscal Year Change
          Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. We filed a transition report on Form 10-Q with the SEC for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and ended on December 30, 2005.
Overview
Business Summary
          We are one of the world’s largest engineering design services firms and a major federal government contractor for systems engineering and technical assistance, and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and defense markets, although we perform some limited construction work. As a services company, we are labor and not capital intensive. We derive income from our ability to generate revenues and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs. We operate our business through two segments: the URS Division and the EG&G Division.
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
Fiscal Year 2005 Revenues
          Consolidated revenues for the year ended December 30, 2005 increased 15.8% over the consolidated revenues for the year ended October 31, 2004.
          Revenues from our federal government clients for the year ended December 30, 2005 increased approximately 17% compared with the year ended October 31, 2004. The increase reflects continued growth in demand for the services we provide to the DOD and the Department of Homeland Security (“DHS”), as a result of additional spending on engineering and technical services and operations and maintenance activities related to sustained U.S. military operations in the Middle East, and on security preparedness activities in the U.S. A significant portion of this increase was also related to disaster recovery services provided to U.S. federal agencies following Hurricanes Katrina, Rita and Wilma. In addition, we experienced an increase in environmental and facilities projects under both existing contracts and new contract awards in 2005.
          Revenues from our state and local government clients for the year ended December 30, 2005 increased approximately 29% compared with the year ended October 31, 2004. During 2005, many states experienced increases in tax receipts and, as a result, have increased their general fund budgets. The increase in general fund budgets and the improved economic and fiscal situation contributed to increases in funding at the state and local government level for infrastructure projects, including transportation programs. The recent passage of the TEA-21 successor highway and transit bill, SAFETEA-LU, in August 2005 also had a positive effect on revenues from our state and local government clients. SAFETEA-LU provides $287 billion in federal matching funds for state transportation projects. In addition, we experienced growth from the water/wastewater and school facilities portions of the state and local market.
          Our revenues from domestic private sector clients for the year ended December 30, 2005 were flat compared with the year ended October 31, 2004. Capital spending among many of our domestic private sector clients remained constrained. However, we experienced revenue growth in some areas. We have shifted our resources into rapidly emerging areas of the environmental market driven by new environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule, which were issued by the U.S. Environmental Protection Agency during 2005. As a result, revenues increased in the emissions control portion of our power sector business. We have also shifted our focus towards building longer-term relationships with multinational corporations by migrating from one-off consulting contracts to longer-term Master Service Agreements (“MSAs”) in order to leverage our scale and diverse our service offerings. The shift reduced our marketing expenses and improved our professional labor utilization levels. It resulted in a flatter growth profile for our domestic private sector business as a whole as the market opportunities shift.
          Revenues from our international clients for the year ended December 30, 2005 increased approximately 20% compared with the year ended October 31, 2004. Approximately 3% of the increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our MSAs and work for public sector clients outside the U.S., primarily in transportation, facilities and infrastructure work and environmental services. The growth in our international business reflects the successful implementation of our strategy to diversify beyond environmental services into the facilities and infrastructure markets internationally. We have also been successful in leveraging our size, global office network and established relationships with multinational clients in the U.S. to win new assignments abroad.
Financing Activities
          During the year ended December 30, 2005, we sold 4,000,393 shares of our common stock through a public offering. We used the net proceeds of $130.3 million from this common stock offering and cash available on hand to pay $127.2 million of our 11 1/2% notes and $18.8 million of tender premiums and expenses. In addition, we borrowed $350.0 million under our New Credit Facility and used other available cash to pay off $353.8 million of outstanding term loan borrowings under the old senior secured credit facility (“Old Credit Facility”).
Cash Flows and Debt
          During the year ended December 30, 2005, we generated $200.4 million in net cash provided by operating activities. Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) decreased from 34% at December 31, 2004 to 19% at December 30, 2005. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 8 of this report.) The decrease in our debt to total capitalization ratio reflects our continued focus on de-leveraging our balance sheet.
Business Trends

Federal Government
          Revenues from our federal government clients grew steadily during 2005 and we expect revenue growth from our federal government clients to continue in fiscal year 2006, based on secured funding by the DOD and the DHS. A $453.5 billion appropriation for the DOD has been approved for fiscal 2006. The budget includes baseline budget increases in Operations and Maintenance funding and Research, Development, Test and Evaluation funding – two of the largest service offerings in the EG&G Division’s business. The DOD budget also includes an initial $50 billion in supplemental spending to fund operations in Iraq and Afghanistan for fiscal 2006. In addition, Congress approved fiscal 2006 appropriations for the DHS. The bill provides approximately $2.7 billion in discretionary funding for the Federal Emergency Management Agency (“FEMA”), and approximately $3.4 billion for first responder grants and training assistance, including $365.0 million for discretionary transportation and infrastructure grants, and rail, transit and port security grants.
          We expect to see a continuation of additional federal government opportunities in the operations and maintenance, military construction, emergency response and the homeland security markets. Furthermore, federal government opportunities to provide environmental services for military sites under existing DOD contracts may also increase. In addition, due to the size of our federal contracting business, we may see increased federal government opportunities for our URS and EG&G Divisions as a result of the increasing use of large “bundled” contracts issued by the DOD, which typically require the provision of a full range of services at multiple sites throughout the world.
          We expect that the volume of work from defense technical services and military equipment maintenance contracts related to maintenance and modification work for military vehicles and weapons will continue to increase in fiscal year 2006, due to the continuing high level of military activities in the Middle East. We expect this trend to continue during and after the military efforts in Iraq. However, because operations and maintenance and field-based services generally provide lower margins than most other services we offer, we expect our gross profit margin percentage to continue to decrease slightly while the demand for such services continues at a high volume.
          Finally, we see the latest round of the Base Realignment and Closure, or BRAC, activities as a multi-year opportunity for our federal business. The DOD budget for fiscal 2006 includes $1.9 billion for the implementation of BRAC with the objective of reducing global military infrastructure. On October 27, 2005, the U.S. House of Representatives approved the final list of bases targeted for realignment or closure. Many of these bases will require environmental, planning and design services before they can be closed or redeveloped. Accordingly, the BRAC program may result in additional federal government opportunities for our URS Division, though it may have both positive and negative impacts on our EG&G Division.
State and Local Government
          We expect revenues from our state and local government clients to continue to increase during fiscal year 2006 compared to fiscal year 2005. Generally, states have recovered from the recent recession and their economies and revenues continue to improve. General fund spending for all 50 states grew in fiscal 2005, and we expect the positive trend to continue in fiscal year 2006 based on the improved funding at the state level and an increased political focus on infrastructure investment. For example, the recent passage of the long-delayed $287 billion highway and transit funding bill, SAFETEA-LU, will provide matching funds for state transportation projects through 2009. SAFETEA-LU includes $226 billion in funding for highway projects and $53 billion for transit programs.
          We also expect that the devastation caused by Hurricanes Katrina and Rita will result in a focus on re-building infrastructure in and around New Orleans and more broadly across the Gulf coast, bringing increased opportunities for significant new infrastructure projects across that region.
Domestic Private Industry
          We expect revenues from our domestic private industry clients to increase slightly during the 2006 fiscal year compared to fiscal year 2005. The domestic private industry market has shown modest but steady improvement, particularly in the power sector and the oil and gas market. We will continue our focus on shifting resources to emerging areas of the environmental market and migrating from one-off consulting contracts to longer-term MSAs.

We expect this shift will continue to reduce our marketing expenses and improve our professional labor utilization levels.
International
          Notwithstanding the impact of foreign currency exchange rates, we expect revenues from our international business clients to continue to increase in fiscal year 2006. The increase in MSAs in our domestic private sector business has benefited and strengthened revenues from our international private sector clients. In addition, we may see further international opportunities due to the European Union’s recent environmental directives and regulations, following the adoption of the Kyoto Protocol, the selection of London, where URS has a local presence, as the host city for the 2012 Olympics, and increased demand for our facilities design services for the United Kingdom Ministry of Defense and for the U.S. DOD at military installations overseas.
          In the Asia-Pacific region, strong economic growth is expected to increase opportunities in the infrastructure market, and the increased global demand for mineral resources is expected to provide additional opportunities in the mining sector. Due to the rapid growth in China, many multinational companies have expanded their presence in that country. Through the August 2005 acquisition of Austin Ausino, a small engineering and project management firm based in China, we have added to our established environmental consulting business in China to meet the needs of these multinational companies. While not expected to be a significant contributor to our fiscal year 2006 revenues, this acquisition may provide opportunities for us to build new relationships with these multinational companies, which could expand our growth worldwide.
Other
          Our federal government and state and local government clients have been increasing their use of design-build delivery mechanisms, where we are the designer, but have to team with a general contractor in order to obtain the design-build contract, rather than contracting directly with our client. Design-build delivery mechanisms provide enhanced opportunities, but also involve greater financial risk than traditional design-bid-build programs, where we contract directly with our client.
          We are experiencing an increase in the use of lump-sum fixed price contracts by our clients, which often include higher margins, but also present more financial risk than cost-plus and time and material contracting mechanisms.
          We adopted SFAS 123(R) on December 31, 2005, the beginning of our fiscal year 2006. This adoption will have a material impact on our financial statements. (See further discussion at Note 1, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)
          We believe that our expectations regarding our business trends are reasonable and are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties. You should consider this discussion of business trends in conjunction with Item 1A, “Risk Factors,” of this report beginning on page 14.

Results of Operations
Consolidated

	Year Ended	Year Ended		Percentage
	December 30,	October 31,	Increase	increase
	2005	2004	(decrease)	(decrease)
	(In millions, except percentages and per share amounts)
Revenues	$3,917.6	$3,382.0	$535.6	15.8%
Direct operating expenses	2,555.6	2,140.9	414.7	19.4%

Gross profit	1,362.0	1,241.1	120.9	9.7%

Indirect, general and administrative expenses	1,187.6	1,079.1	108.5	10.1%

Operating income	174.4	162.0	12.4	7.7%
Interest expense	31.6	60.7	(29.1)	(47.9%)

Income before income taxes	142.8	101.3	41.5	41.0%
Income tax expense	60.3	39.6	20.7	52.3%

Net income	$82.5	$61.7	$20.8	33.7%

Diluted earnings per share	$1.72	$1.53	$.19	12.4%

The Year Ended December 30, 2005 Compared with the Year Ended October 31, 2004
     Our consolidated revenues for the year ended December 30, 2005 increased by 15.8% compared with the year ended October 31, 2004. The increase was due to the higher volume of work performed in each of our client categories during the year ended December 30, 2005, compared with the year ended October 31, 2004.
     The following table presents our consolidated revenues by client type for the years ended December 30, 2005 and October 31, 2004.

	Year Ended	Year Ended
	December 30,	October 31,		Percentage
	2005	2004	Increase	increase
		(In millions, except percentages)
Revenues
Federal government clients	$1,888	$1,619	$269	17%
State and local government clients	888	686	202	29%
Domestic private industry clients	764	762	2	—%
International clients	378	315	63	20%

Total revenues, net of eliminations	$3,918	$3,382	$536	16%

          Revenues from our federal government clients for the year ended December 30, 2005 increased by 17% compared with the year ended October 31, 2004. The increase reflects continued growth in operations and maintenance work for the U.S. military associated with the continued high level of activities in the Middle East, and systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. The volume of task orders issued under IDCs for the federal government continued to increase, particularly for facilities and environmental projects and emergency preparedness exercises.
          The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the year ended December 30, 2005 can be found beginning on page 34.

          Our consolidated direct operating expenses for the year ended December 30, 2005, which consist of direct labor, subcontractor costs and other direct expenses, increased by 19.4% compared with the year ended October 31, 2004. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. Volume increases in work on existing contracts with lower profit margins and an increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.
          Our consolidated gross profit for the year ended December 30, 2005 increased by 9.7% compared with the year ended October 31, 2004, due to the increase in our revenue volume described previously. Our gross margin percentage, however, fell from 36.7% to 34.8%. The decrease in gross profit margin percentage was caused by a change in revenue mix between the two periods, with a higher volume of revenue during the year ended December 30, 2005 coming from contracts with profit margins that were lower than our 2004 portfolio of contracts, and an increase in revenues from subcontractor and other direct costs, which generate lower profit margins than revenues earned on our direct labor.
          Our consolidated indirect, general and administrative (“IG&A”) expenses for the year ended December 30, 2005 increased by 10.1% compared with the year ended October 31, 2004. This increase was due to the following items:
•	an increase of $61.1 million in employee-related expenses due to both an increase in headcount and an increase in costs per employee;

•	an increase of $14.8 million in indirect labor, primarily as a result of our increased work volume and our higher employee headcount;

•	an increase of $5.0 million in loss on extinguishment of debt from $28.2 million for the year ended October 31, 2004 to $33.1 million for the year ended December 30, 2005;

•	an increase of $12.0 million in legal expenses and claims, which included approximately $7.0 million for the Banque Saudi Fransi claim. (See further discussion at Note 8, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.); and

•	increases of $10.1 million in travel expense, $8.3 million in sales and business development expense, $4.9 million in consulting cost, and $4.2 million in rental expense.
          Indirect expenses as a percentage of revenues decreased to 30.3% for the year ended December 30, 2005 from 31.9% for the year ended October 31, 2004 due to an increase in labor hours chargeable to revenue-generating activities.
          Our consolidated interest expense for the year ended December 30, 2005 decreased due to lower debt balances.
          Our effective income tax rates for the year ended December 30, 2005 increased to 42.3% from 39.1% for the year ended October 31, 2004, due to accounting adjustments related to historical purchase accounting recorded in the fourth quarter of 2005, offset by hurricane-related tax credits and adjustments to our income tax reserves. (See further discussion at Note 4, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)
          Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments
The Year Ended December 30, 2005 Compared with the Year Ended October 31, 2004

		Direct		Indirect,
		Operating	Gross	General and	Operating
	Revenues	Expenses	Profit	Administrative	Income (Loss)
		(In millions, except percentages)
Year ended December 30, 2005
URS Division	$2,556.7	$1,561.9	$994.8	$800.6	$194.2
EG&G Division	1,369.0	1,001.3	367.7	304.3	63.4
Eliminations	(8.1)	(7.6)	(0.5)	—	(0.5)

	3,917.6	2,555.6	1,362.0	1,104.9	257.1
Corporate	—	—	—	82.7	(82.7)

Total	$3,917.6	$2,555.6	$1,362.0	$1,187.6	$174.4

Year ended October 31, 2004
URS Division	$2,255.2	$1,326.6	$928.6	$760.4	$168.2
EG&G Division	1,129.8	817.3	312.5	257.6	54.9
Eliminations	(3.0)	(3.0)	—	—	—

	3,382.0	2,140.9	1,241.1	1,018.0	223.1
Corporate	—	—	—	61.1	(61.1)

Total	$3,382.0	$2,140.9	$1,241.1	$1,079.1	$162.0

Increase (decrease) for the year ended December 30, 2005 vs. the year ended October 31, 2004
URS Division	$301.5	$235.3	$66.2	$40.2	$26.0
EG&G Division	239.2	184.0	55.2	46.7	8.5
Eliminations	(5.1)	(4.6)	(0.5)	—	(0.5)

	535.6	414.7	120.9	86.9	34.0
Corporate	—	—	—	21.6	(21.6)

Total	$535.6	$414.7	$120.9	$108.5	$12.4

Percentage increase (decrease) for the year ended December 30, 2005 vs. the year ended October 31, 2004
URS Division	13.4%	17.7%	7.1%	5.3%	15.5%
EG&G Division	21.2%	22.5%	17.7%	18.1%	15.5%
Eliminations	170.0%	153.3%	100.0%	—	100.0%
Corporate	—	—	—	35.4%	35.4%
Total	15.8%	19.4%	9.7%	10.1%	7.7%
     URS Division
          The URS Division’s revenues for the year ended December 30, 2005 increased 13% compared with the year ended October 31, 2004. The increase in revenues was due to the various factors discussed below in each of our client markets.

          The following table presents the URS Division’s revenues by client type for the years ended December 30, 2005 and October 31, 2004.

	Year Ended	Year Ended
	December 30,	October 31,		Percentage
	2005	2004	Increase	increase
		(In millions, except percentages)
Revenues
Federal government clients	$519	$489	$30	6%
State and local government clients	888	686	202	29%
Domestic private industry clients	764	762	2	—%
International clients	378	315	63	20%

Total revenues, net of eliminations	$2,549	$2,252	$297	13%

          Revenues from the URS Division’s federal government clients for the year ended December 30, 2005 increased by approximately 6% compared with the year ended October 31, 2004. In part, this increase was related to our work supporting federal clients such as FEMA, which is now part of the DHS, the Army Corps of Engineers and the U.S. Postal Service, in disaster recovery efforts following Hurricanes Katrina, Rita, and Wilma. The increase was also driven by additional environmental and facilities projects under existing contracts with the DOD. Revenues from homeland security projects also contributed to this growth, as we continue to provide a range of engineering services to the DHS.
          Revenues from our state and local government clients for the year ended December 30, 2005 increased by approximately 29% compared with the year ended October 31, 2004. The increase reflects an improvement in the states’ economies and general funds, fueled by increased state tax revenues. Generally, states have recovered from the recent recession, and have begun to increase spending on programs for which we provide services, such as surface transportation. We also continued to experience revenue increases from school facilities and water/wastewater projects. In addition, the recent passage of SAFETEA-LU has had a positive impact on revenues from our state and local government clients.
          Revenues from our domestic private industry clients for the year ended December 30, 2005 were flat compared with the year ended October 31, 2004. Spending among many of our private sector clients remained constrained. However, we experienced revenue growth in the emissions control portion of our power sector business as we shifted our resources into rapidly emerging areas of the environmental market driven by new environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule, which were issued by the U.S. Environmental Protection Agency during 2005. We also shifted our focus towards building longer-term relationships with multinational corporations by migrating from one-off consulting contracts to longer-term MSAs in order to leverage our scale and diverse our service offerings.
          We have also successfully increased the number of client relationships managed under MSAs, as the number of stand-alone consulting assignments continued to decline. Revenues from our oil and gas clients also grew due to higher gasoline prices, which increased oil and gas company revenues, leading to additional investment in gas infrastructure projects.
          Revenues from our international clients for the year ended December 30, 2005 increased by 20% compared with the year ended October 31, 2004. Approximately 3% of this increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to our continuing efforts to diversify beyond environmental work into the facilities and infrastructure markets. The Asia-Pacific region benefited from strong economic growth, leading to increased funding for facilities and infrastructure programs, including transportation and water/wastewater projects.

In addition, the increased global demand for mineral resources has resulted in additional projects for the mining industry. In Europe, we continued to benefit from more stringent environmental directives from the European Union, leading to increased work in environmental impact statements (including sustainability issues), water and wastewater projects, and carbon emissions control projects.
          The URS Division’s direct operating expenses for the year ended December 30, 2005 increased by 18% compared with the year ended October 31, 2004. The factors that caused revenue growth also drove an increase in our direct operating expenses. Direct operating expenses increased at a higher percentage than revenues as a result of increases in subcontractor costs and other direct expenses.
          The URS Division’s gross profit for the year ended December 30, 2005 increased by 7% compared with the year ended October 31, 2004, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage decreased to 38.9% for the year ended December 30, 2005 from 41.2% for the year ended October 31, 2004. Our gross profit margin percentage decreased primarily because our subcontractor costs and other direct costs, which generally bear lower profit margins than our direct labor costs, accounted for a higher percentage of our total direct operating expenses during the year ended December 30, 2005 (59.1%), compared with the year ended October 31, 2004 (54.0%).
          The URS Division’s IG&A expenses for the year ended December 30, 2005 increased by 5% compared with the year ended October 31, 2004. This increase was due to an additional $28.1 million in employee-related expenses due to both an increase in headcount and an increase in costs per employee. The remainder of the increase was due to a $6.7 million increase in indirect labor, a $7.5 million increase in sales and business development expenses, a 3.7 million increase in rental expense, and a $4.1 million increase in travel expense. These increases were offset by a $5.2 million decrease in bad debt expense and a $3.1 million decrease in depreciation and amortization expense.
     EG&G Division
          The EG&G Division’s revenues for the year ended December 30, 2005 increased by 21% compared with the year ended October 31, 2004. This increase was driven by the high level of military activity in the Middle East, resulting in a higher volume of operations and maintenance work and greater demand for modification work for military vehicles and weapons systems. Revenues from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems also increased. In addition, revenues generated from activities in the homeland security and logistics management markets increased during the year.
          The EG&G Division’s direct operating expenses for the year ended December 30, 2005 increased by 23% compared with the year ended October 31, 2004. Higher revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.
          The EG&G Division’s gross profit for the year ended December 30, 2005 increased by 18% compared with the year ended October 31, 2004. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. However, our gross profit margin percentage decreased to 26.9% for the year ended December 30, 2005 from 27.7% for the year ended October 31, 2004 because a significant portion of the revenue increase was generated by operations and maintenance and field-based services, which generally carry lower margins than most other services provided by the EG&G Division.
          The EG&G Division’s IG&A expenses for the year ended December 30, 2005 increased by 18% compared with the year ended October 31, 2004. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature and, as such, any increase in business volume tends to result in higher indirect expenses. Of the total increase, approximately $35.8 million was due to increases in indirect labor and employee-related expenses, both resulting from an increase in headcount and an increase in costs per employee. Indirect expenses as a percentage of revenues decreased to 22.2% for the year ended December 30, 2005 from 22.8% for the year ended October 31, 2004.

Two Months Ended December 31, 2004 Compared with Two Months Ended December 31, 2003
Consolidated

	Two Months Ended December 31,
				Percentage
		2003	Increase	increase
	2004	(unaudited)	(decrease)	(decrease)
	(In millions, except percentages and per share amounts)
Revenues	$567.0	$489.7	$77.3	15.8%
Direct operating expenses	369.5	314.5	55.0	17.5%

Gross profit	197.5	175.2	22.3	12.7%

Indirect, general and administrative expenses	188.4	153.6	34.8	22.7%

Operating income	9.1	21.6	(12.5)	(57.9%)
Interest expense	6.8	12.5	(5.7)	(45.6%)

Income before income taxes	2.3	9.1	(6.8)	(74.7%)
Income tax expense	1.1	3.6	(2.5)	(69.4%)

Net income	$1.2	$5.5	$(4.3)	(78.2%)

Diluted earnings per share	$.03	$.16	$(0.13)	(81.3%)

Two Months Ended December 31, 2004 Compared with Two Months Ended December 31, 2003
          Our consolidated revenues for the two months ended December 31, 2004 increased by 15.8% compared with the same period in the prior year. The two months ended December 31, 2004 included more working days than the two months ended December 31, 2003. Approximately half of the revenue increase resulted from revenues generated during the additional days in which services were provided to clients. The remaining increase was due to an increase in the volume of work performed during the two months ended December 31, 2004, compared with the same period in the prior year. The following table presents our consolidated revenues by client type for the two months ended December 31, 2004 and 2003.

	Two Months Ended December 31,

		2003		Percentage
	2004	(unaudited)	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$275	$225	$50	22%
State and local government clients	105	94	11	12%
Domestic private industry clients	134	128	6	5%
International clients	53	43	10	23%

Total revenues, net of eliminations	$567	$490	$77	16%

     Revenues from our federal government clients for the two months ended December 31, 2004 increased by 22% compared with the same period in the prior year. The increased number of working days in the two-month period ended December 31, 2004 contributed approximately nine of the 22% increase in revenues from our federal government clients. The remainder of the increase reflects the continued growth in defense-related work, as we continued to benefit from additional military spending on engineering and technical services and operations and maintenance activities. As a result of increased military activity, our work volume increased under existing outsourcing contracts to provide engineering and technical services to refurbish and upgrade military equipment and systems. We also continued to benefit from increased task orders issued under IDCs for the federal government for facilities and environmental projects.
          The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the two months ended December 31, 2004 can be found beginning on page 40.
          Our consolidated direct operating expenses for the two months ended December 31, 2004, which consist of direct labor, subcontractor costs and other direct expenses, increased by 17.5% compared with the same period in the prior year. The factors that caused revenue growth also drove an increase in our direct operating expenses. Volume increases in work on existing contracts with lower profit margins caused direct operating expenses to increase at a faster rate than revenues.
          Our consolidated gross profit for the two months ended December 31, 2004 increased by 12.7% compared with the same period in the prior year, primarily due to the increase of our revenue volume described previously. Our gross margin percentage, however, fell from 35.8% to 34.8%. The decrease in gross profit margin percentage was caused by a change in revenue mix between the two periods, with a higher volume of revenue coming from contracts with profit margins that were lower than those typically achieved through our historic portfolio of contracts.
          Our consolidated indirect, general and administrative (“IG&A”) expenses for the two months ended December 31, 2004 increased by 22.7% compared with the same period in the prior year. Our employee benefit costs, including holiday, healthcare, workers’ compensation and retirement-related costs, increased $24.9 million, or 37.6%, over the same period in the prior year. Of that amount, the cost of our employees’ holiday benefits during the two months ended December 31, 2004 increased $9.7 million, or 14.5%, over the previous year.
          The increase in the cost of our employees’ holiday benefits was caused by applying the accounting method we used to recognize the cost of holidays in a two-month reporting period compared to an annual reporting period. Typically, at the beginning of each fiscal year, we estimate the cost of the holidays we provide to our employees during the full year. These costs are then recognized over the course of the year, in proportion to our labor costs, as our labor costs are incurred. This estimate is updated as necessary during the course of the year. As a result, in a typical fiscal year, during the two months that end on December 31, we recognize approximately one-sixth (1/6) of our annual holiday cost. However, the two months ended December 31, 2004 was a transition period between our fiscal year that ended October 31, 2004, and our next fiscal year, which began on January 1, 2005. The transition period was considered a complete accounting cycle, and therefore we expensed the costs of all holidays that actually fell during the transition period rather than one-sixth of a full year’s holiday costs. As a result, the transition period effectively included the costs of approximately four holidays, rather than the costs of approximately one and one-half holidays, which were recognized in the two months ended December 31, 2003.
          The remaining increase in employee benefit costs occurred primarily because of the higher number of working days, and the additional employees necessary to perform the services required by the increased volume of our revenue-generating activities and the higher costs associated with those employee benefits.
          During the two months ended December 31, 2004, our travel expenses increased by $3.2 million over the same period in the prior year because of the additional work days in the period and the increased volume of work. The remaining increases were incurred for internal and external program support and other general and administrative costs resulting from a higher business volume.
          Our consolidated interest expense for the two months ended December 31, 2004 decreased due to lower debt balances.
          Our effective income tax rates for the two months ended December 31, 2004 and 2003 were 49% and 40%, respectively. The higher effective income tax rate for the two months ended December 31, 2004 was the result of foreign operating losses in subsidiaries that operate in jurisdictions with income tax rates lower than the U.S. federal statutory rate and some non-deductible expenses.

          Our consolidated operating income, net income and earnings per share decreased as a result of the factors previously described.
Reporting Segments
Two Months Ended December 31, 2004 Compared with Two Months Ended December 31, 2003

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
		(In millions, except percentages)
Two months ended December 31, 2004
URS Division	$370.3	$227.5	$142.8	$137.2	$5.6
EG&G Division	197.0	142.3	54.7	46.6	8.1
Eliminations	(0.3)	(0.3)	—	—	—

	567.0	369.5	197.5	183.8	13.7
Corporate	—	—	—	4.6	(4.6)

Total	$567.0	$369.5	$197.5	$188.4	$9.1

Two months ended December 31, 2003 (unaudited)
URS Division	$336.1	$206.5	$129.6	$112.1	$17.5
EG&G Division	153.7	108.1	45.6	36.7	8.9
Eliminations	(0.1)	(0.1)	—	—	—

	489.7	314.5	175.2	148.8	26.4
Corporate	—	—	—	4.8	(4.8)

Total	$489.7	$314.5	$175.2	$153.6	$21.6

Increase (decrease) for the two months ended December 31, 2004 vs. the two months ended December 31, 2003
URS Division	$34.2	$21.0	$13.2	$25.1	$(11.9)
EG&G Division	43.3	34.2	9.1	9.9	(0.8)
Eliminations	(0.2)	(0.2)	—	—	—

	77.3	55.0	22.3	35.0	(12.7)
Corporate	—	—	—	(0.2)	0.2

Total	$77.3	$55.0	$22.3	$34.8	$(12.5)

Percentage increase (decrease) for the two months ended December 31, 2004 vs. the two months ended December 31, 2003
URS Division	10.2%	10.2%	10.2%	22.4%	(68.0%)
EG&G Division	28.2%	31.6%	20.0%	27.0%	(9.0%)
Elimination	200.0%	200.0%	—	—	—
Corporate	—	—	—	(4.2%)	4.2%
Total	15.8%	17.5%	12.7%	22.7%	(57.9%)

     URS Division
          The URS Division’s revenues for the two months ended December 31, 2004 increased 10.2% compared with the same period in the prior year. Approximately seven of the 10% increase in revenues was due to more working days in the two months ended December 31, 2004 than the two months ended December 31, 2003. The remaining increase in revenues was due to the various factors discussed below in each of our client markets.
          The following table presents the URS Division’s revenues by client type for the two months ended December 31, 2004 and 2003.

	Two Months Ended December 31,

		2003		Percentage
	2004	(unaudited)	Increase	increase
		(In millions, except percentages)
Revenues
Federal government clients	$78	$71	$7	10%
State and local government clients	105	94	11	12%
Domestic private industry clients	134	128	6	5%
International clients	53	43	10	23%

Total revenues, net of eliminations	$370	$336	$34	10%

          Revenues from our federal government clients in the URS Division for the two months ended December 31, 2004 increased by 10% compared with the same period in the prior year. The increased number of working days in the two months ended December 31, 2004 contributed to approximately two-thirds of the increase in revenues from our federal government clients. The remainder of the increase was driven by growth in our federal business, including environmental and facilities projects under existing contracts. Revenues from homeland security projects also contributed to this growth as we continued to provide a range of engineering services to the DHS. This work includes designs to help protect federal facilities from terrorists as well as disaster recovery services for the Federal Emergency Management Agency, which is now a part of DHS.
          Revenues from our state and local government clients for the two months ended December 31, 2004 increased by approximately 12% compared with the same period in the prior year. Approximately three-fourths of the increase was attributable to the increased number of working days in the two months ended December 31, 2004. The remainder of the increase reflects growth in the work volume provided to our state and local government clients. This market continued to be affected by the budget deficits that state and local governments have faced over the past two years. We have begun to see selected pockets of growth emerge in some parts of the country, particularly in the Southeast; however, the West and the Midwest remained weak, with spending on capital projects significantly below historic levels. In addition, the continuing delay in the passage of the successor bill to TEA-21 continued to negatively impact our revenues in this market. However, we continued to benefit from our successful strategy to shift resources away from surface transportation projects to other portions of the state and local government market – such as K-12 schools, water/wastewater and air transportation – where funding is more stable or growing.
          Revenues from our domestic private industry clients for the two months ended December 31, 2004 increased by approximately 5% compared with the same period in the prior year, primarily as a result of the additional working days in the two months ended December 31, 2004. Although we saw some indications of recovery in capital spending by our domestic private industry clients, many of our clients, particularly in the manufacturing and chemical industries, remained cautious. However, our strategic focus of the past several years to win MSAs with major domestic private industry clients in the pharmaceutical, automotive, oil and gas, and power sectors helped to offset the decline in revenues in this part of the business. We also benefited from stricter air pollution control limits under the Clean Air Act, which has resulted in increased revenues from emissions control projects at power plants.

          Revenues from our international clients for the two months ended December 31, 2004 increased by 23% compared with the same period in the prior year. Approximately two-thirds of the increase was attributable to the additional working days in the two months ended December 31, 2004 and one-fourth of the increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our Asia Pacific and European regions. The revenue growth in the Asia Pacific region was due to increases in surface and air transportation projects in Australia and New Zealand, driven in part by improvements in the respective country’s economies. The revenue growth in Europe was due to increases in facilities and environmental projects.
          The URS Division’s direct operating expenses for the two months ended December 31, 2004 increased by 10.2% compared with the same period in the prior year. The factors that caused revenue growth also drove an increase in our direct operating expenses.
          The URS Division’s gross profit for the two months ended December 31, 2004 increased by 10.2% compared with the same period in the prior year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage remained the same at 38.6% for the two-month periods ended December 31, 2004 and 2003.
          The URS Division’s IG&A expenses for the two months ended December 31, 2004 increased by 22.4% compared with the same period in the prior year. This increase was due to an additional $15.5 million in employee benefit costs, including an $8.9 million increase in the cost of our employees’ holiday benefit for reasons described previously, and higher healthcare, workers’ compensation and retirement costs. The remainder of the increase was due to $2.4 million in indirect labor, $1.6 million in sales and business development expenses, $1.5 million in rent expense, $1.9 million in travel expense, $1.3 million in bad debt expense and $1.0 million in other miscellaneous general and administrative expenses. These increases were primarily due to the additional work days in the period and the increased volume of work.
     EG&G Division
          The EG&G Division’s revenues for the two months ended December 31, 2004 grew by 28.2% compared with the same period in the prior year. Approximately two-thirds of the increase was driven by continued growth in defense-related work, as we continued to benefit from additional military spending on engineering and technical services, and operations and maintenance activities. In addition, due to increased military activity, our work under existing outsourcing contracts to provide engineering and technical services to refurbish and upgrade military equipment and systems increased. This work involved improvements to communications equipment, weapons systems, and engines on aircraft and ground vehicles such as tanks, high-mobility multipurpose wheeled vehicles and various armored personnel carriers. Homeland security revenues remained strong, with increased work in the design, development and conduct of security preparedness exercises around the country. The remainder of the increase was attributable to the increased number of working days in the two months ended December 31, 2004 compared to the two months ended December 31, 2003.
          The EG&G Division’s direct operating expenses for the two months ended December 31, 2004 increased by 31.6% compared with the same period in the prior year. Higher revenues drove an increase in our direct operating expenses. In addition, a greater volume of work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.
          The EG&G Division’s gross profit for the two months ended December 31, 2004 increased by 20.0% compared with the same period in the prior year. The increase in gross profit was primarily due to increased revenues from existing defense technical services and military equipment maintenance contracts; however, gross profit grew at a slower rate than revenue because the contracts that generated most of the increase in revenue generated lower gross profit compared to our historic portfolio of contracts. Our gross profit margin percentage decreased to 27.8 % for the two months ended December 31, 2004 from 29.7% for the two months ended December 31, 2003.
          The EG&G Division’s IG&A expenses for the two months ended December 31, 2004 increased by 27.0% compared with the same period in the prior year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature, and as such, any increase in business volume tends to result in higher indirect expenses. Of the total increase, approximately $8.9 million was due to volume increases in employee benefit costs, including a $0.8 million increase in the cost of our employees’ holiday benefit for reasons described previously, and higher healthcare, workers’ compensation and retirement costs. Other employee-related expenses, such as travel and recruiting expenses, increased by $1.4 million, due to a higher employee headcount as a result of the increase in work volume. Indirect expenses as a percentage of revenues decreased to 23.7% for the two months ended December 31, 2004 from 23.9% for the two months ended December 31, 2003.
Year Ended October 31, 2004 Compared with Year Ended October 31, 2003

	Years Ended October 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
	(In millions, except percentages and per share amounts)
Consolidated
Revenues	$3,382.0	$3,186.7	$195.3	6.1%
Direct operating expenses	2,140.9	2,005.3	135.6	6.8%

Gross profit	1,241.1	1,181.4	59.7	5.1%
Indirect, general and administrative expenses	1,079.1	1,000.0	79.1	7.9%

Operating income	162.0	181.4	(19.4)	(10.7%)
Interest expense	60.7	84.6	(23.9)	(28.3%)

Income before income taxes	101.3	96.8	4.5	4.6%
Income tax expense	39.6	38.7	0.9	2.3%

Net income	$61.7	$58.1	$3.6	6.2%

Diluted earnings per share	$1.53	$1.76	$(0.23)	(13.1%)

Consolidated
          Our consolidated revenues for the fiscal year ended October 31, 2004 increased by 6.1%, compared with the same period in the prior year. The increase in our revenues was primarily due to a higher volume of work performed for our federal government and international clients. This increase was offset by a decrease in revenues from our domestic private industry clients. The following table presents our consolidated revenues by client type for the fiscal years ended October 31, 2004 and 2003.

	Years Ended October 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
		(In millions, except percentages)
Revenues
Federal government clients	$1,619	$1,391	$228	16%
State and local government clients	686	688	(2)	—%
Domestic private industry clients	762	844	(82)	(10%)
International clients	315	264	51	19%

Total revenues	$3,382	$3,187	$195	6%

          Revenues from our federal government clients for the fiscal year ended October 31, 2004 increased by 16% compared with the same period in the prior year. This increase was driven by a higher level of activity under contracts with the DOD and the DHS. Due to the heightened military operations tempo, our work under existing outsourcing contracts to repair and maintain military equipment increased. Our services with the DHS have grown, with an increased volume of work under contracts with the U.S. Customs Service, the Federal Emergency Management Agency, and a new contract with the U.S. Coast Guard. We also continued to benefit from increased task orders issued under federal government IDCs for facilities and environmental projects, and from increased spending on homeland security projects.
          The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the fiscal year ended October 31, 2004 can be found beginning on page 44.
          Our consolidated direct operating expenses for the fiscal year ended October 31, 2004, which consisted of direct labor, subcontractor costs and other direct expenses, increased by 6.8% compared with the same period in the prior year. Our increased revenues drove an increase in our direct operating expenses. In addition, volume increases in work on existing contracts with lower profit margins caused direct operating expenses to increase faster than revenues.
          Our consolidated gross profit for the fiscal year ended October 31, 2004 increased by 5.1% compared with the same period in the prior year, primarily due to the increase of our revenue volume described previously. Our gross margin percentage, however, fell from 37.1% to 36.7%. The decrease in gross profit margin percentage was caused by a change in revenue mix with significant volume increases coming from contracts with profit margins that were lower than the average profit margin achieved through our historical portfolio of contracts.
          Our consolidated indirect, general and administrative expenses for the fiscal year ended October 31, 2004 increased by 7.9%, compared with the same period in the prior year. We incurred $28.2 million of costs related to the extinguishment of debt during fiscal year 2004. Our employee benefits, including our healthcare, workers’ compensation and pension-related costs, increased by $40.8 million primarily because of the increased number of employees necessary to perform the services required by the overall increase in the volume of our revenue generating activities, and increase in healthcare costs, workers’ compensation expenses and pension-related benefits. Bad debt expense increased by $6.0 million because we provided allowances against receivables that have not yet been collected as the economy weakened. The increased volume of work also drove an increase in other variable indirect, general and administrative expenses, such as office supplies and miscellaneous equipment rental and purchases, by $4.9 million. In addition, our travel expenses increased by $7.2 million due to increased travel related to sales and business development efforts and increased airfare costs.
          Our consolidated interest expense for the fiscal year ended October 31, 2004 decreased due to the redemption of $260.0 million of our 11 1/2% notes and 12 1/4% notes and other repayments of our long-term debt.
          Our effective income tax rates for the fiscal year ended October 31, 2004 decreased to 39.1% from 40.0% in fiscal year 2003, primarily due to a one-time adjustment to the tax-basis of the purchase price of EG&G.
          Our consolidated operating income, net income and earnings per share resulted from the factors previously described.

Reporting Segments

		Direct		Indirect,
		Operating	Gross	General and	Operating
	Revenues	Expenses	Profit	Administrative	Income (Loss)
		(In millions, except percentages)
Year Ended October 31, 2004
URS Division	$2,255.2	$1,326.5	$928.7	$760.5	$168.2
EG&G Division	1,129.8	817.4	312.4	257.5	54.9
Elimination	(3.0)	(3.0)	—	—	—

	3,382.0	2,140.9	1,241.1	1,018.0	223.1
Corporate	—	—	—	61.1	(61.1)

Total	$3,382.0	$2,140.9	$1,241.1	$1,079.1	$162.0

Year Ended October 31, 2003
URS Division	$2,259.1	$1,354.2	$904.9	$738.2	$166.7
EG&G Division	927.6	651.1	276.5	228.6	47.9
Corporate	—	—	—	33.2	(33.2)

Total	$3,186.7	$2,005.3	$1,181.4	$1,000.0	$181.4

Increase (decrease) for the year ended October 31, 2004 vs. the year ended October 31, 2003
URS Division	$(3.9)	$(27.7)	$23.8	$22.3	$1.5
EG&G Division	202.2	166.3	35.9	28.9	7.0
Elimination	(3.0)	(3.0)	—	—	—

	195.3	135.6	59.7	51.2	8.5
Corporate	—	—	—	27.9	(27.9)

Total	$195.3	$135.6	$59.7	$79.1	$(19.4)

Percentage increase (decrease) for the year ended October 31, 2004 vs. the year ended October 31, 2003
URS Division	(0.2%)	(2.0%)	2.6%	3.0%	1.0%
EG&G Division	21.8%	25.5%	13.0%	12.6%	14.6%
Elimination	100.0%	100.0%	—	—	—
Corporate	—	—	—	84.1%	84.1%
Total	6.1%	6.8%	5.1%	7.9%	(10.7%)
URS Division
          The URS Division’s revenues for the fiscal year ended October 31, 2004 decreased slightly compared with the same period in the prior year. This decrease was due to a decline in revenues from domestic private industry clients. This decline was offset by revenue growth from our federal government clients, the effects of foreign currency exchange rates and revenue growth in our international business.

     The following table presents the URS Division’s revenues by client type for the fiscal years ended October 31, 2004 and 2003.

	Years Ended October 31,
				Percentage
			Increase	increase
	2004	2003	(decrease)	(decrease)
		(In millions, except percentages)
Revenues
Federal government clients	$489	$463	$26	6%
State and local government clients	686	688	(2)	—%
Domestic private industry clients	762	844	(82)	(10%)
International clients	315	264	51	19%

Total revenues, net of eliminations	$2,252	$2,259	$(7)	—%

          Revenues from our federal government clients in the URS Division for the fiscal year ended October 31, 2004 increased by 6% compared with the same period in the prior year. This increase was driven by growth in environmental and facilities projects for federal clients as well as an increased volume of work providing program and construction management services for DOD agencies. Revenues from homeland security projects also contributed to this growth as we continued to provide a range of engineering services to the DHS.
          Revenues from our state and local government clients for the fiscal year ended October 31, 2004 were flat compared with the same period in the prior year. Our revenues continued to be affected by the budget deficits that state and local government faced over the past two years. However, this market stabilized during fiscal year 2004 as we began to see pockets of strength emerge in some parts of the country. Spending in the Southeastern states has returned nearly to pre-2001 levels and Florida, Georgia, Texas and Maryland, have showed some signs of recovery. However, the West, particularly California, and the Midwest remained weak, with spending for capital projects significantly below historic levels. In addition, the continuing delay in the passage of the successor bill to TEA-21 contributed to the delay of several major transportation projects. We have mitigated some of these unfavorable conditions by shifting resources away from surface transportation projects to other portions of the state and local government market, such as water/wastewater, air transportation, and facilities, where funding is more stable or growing.
          Revenues from our domestic private industry clients for the fiscal year ended October 31, 2004 decreased by approximately 10% compared with the same period in the prior year. Many of our private sector clients continued to struggle during fiscal year 2004, which resulted in constrained spending on capital projects. Some portions of this market, including power and oil and gas, began to recover during 2004. However, other portions of the private sector, such as the chemical and pharmaceutical industries, remained weak. Our strategic focus of the past several years to win MSAs with major domestic private industry clients in the oil and gas, manufacturing and power sectors helped to offset the decline in revenues in this part of the business. Stricter air pollution control regulations under the Clean Air Act, which has resulted in increased revenues from emissions control projects at power plants, has also helped to offset the decline in our private sector revenues.
          Revenues from our international clients for the fiscal year ended October 31, 2004 increased by 19% compared with the same period in the prior year. Approximately 10% of the increase was due to foreign currency exchange fluctuations and 9% was due to growth in our Asia Pacific and European regions. The revenue growth in the Asia Pacific region was due to increases in surface and air transportation projects in Australia and New Zealand, driven in part by improvements in the respective country’s economies. The revenue growth in Europe was due to increases in facilities and environmental projects for the United Kingdom Ministry of Defense and the U.S. Department of Defense.

          The URS Division’s direct operating expenses for the fiscal year ended October 31, 2004 decreased by 2.0% compared with the same period in the prior year. This was due to a decrease of $51.3 million in total subcontractor and other direct costs, which are comprised of travel, supplies and other incidental project costs, offset by an increase in direct labor of $23.6 million. The decrease in subcontractor costs and other direct costs was driven by the winding down of several large subcontracts and improved cost control on supplies and other incidental project costs.
          The URS Division’s gross profit for the fiscal year ended October 31, 2004 increased by 2.6% compared with the same period in the prior year. Our gross profit margin percentage increased to 41.2% for the fiscal year ended October 31, 2004 from 40.1% for the fiscal year ended October 31, 2003. Our gross profit margin percentage increased primarily because a greater percentage of our revenues were generated by direct labor, rather than subcontract or other direct costs during the fiscal year ended October 31, 2004 (46.0%), compared with the fiscal year ended October 31, 2003 (43.3%). The use of our direct labor on the performance of our contracts generally generates higher profit margins than the use of subcontractors.
          The URS Division’s IG&A expenses for the fiscal year ended October 31, 2004 increased by 3.0% compared with the same period in the prior year. This increase was primarily due to increases of $22.0 million in employee benefits costs resulting primarily from healthcare costs, workers’ compensation expenses and pension-related benefits. Costs associated with employer taxes, employee recruitment and retention, and severance expenses also contributed to the increase in employee benefits costs.
     EG&G Division
          The EG&G Division’s revenues for the fiscal year ended October 31, 2004 grew by 21.8% compared with the same period in the prior year. This increase was driven by an overall growth in defense-related work, including the services required to refurbish and upgrade military equipment and systems. This work involved improvements to communications equipment, weapons systems, and engines on aircraft and ground vehicles such as tanks, high-mobility multipurpose wheeled vehicles and various armored personnel carriers. Homeland security revenues remained strong, with increased work in the design, development and conduct of security preparedness exercises around the country.
          The EG&G Division’s direct operating expenses for the fiscal year ended October 31, 2004 increased by 25.5% compared with the same period in the prior year. Direct operating expenses increased as revenues grew; however, there was more revenue growth from operations and maintenance contracts in fiscal year 2004 than fiscal year 2003. Since these contracts generated lower profit margins, direct operating expenses increased faster than revenues.
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
          The EG&G Division’s IG&A expenses for the fiscal year ended October 31, 2004 increased by 12.6% compared with the same period in the prior year. The increase in indirect expenses was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature and as such, an increase in business volume typically results in an increase in indirect expenses. Employee benefits increased by approximately $20.7 million and other employee-related expenses, such as travel and recruiting expenses, increased by $6.4 million due to a higher employee headcount as a result of the increased volume of work. In fiscal year 2004, there was also an increase of $4.5 million in indirect expenses not reimbursable under U.S. government contracts. These increases were offset by a $3.7 million decrease in pension costs, $2.8 million of which was the result of the EG&G pension plan amendment and $0.9 million of which was the result of a higher than expected return on pension plan assets for fiscal year 2004 compared with fiscal year 2003. Indirect expenses as a percentage of revenues decreased to 22.8% for the fiscal year ended October 31, 2004 from 24.7% for the fiscal year ended October 31, 2003 due to an increase in labor utilization as explained above.

Liquidity and Capital Resources

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
	2005	2004	2003	2004	2003
			(In millions)
Cash flows provided (used) by operating activities	$200.4	$15.0	$(39.5)	$95.5	$177.1
Cash flows used by investing activities	(22.1)	(1.6)	(2.8)	(19.0)	(18.2)
Cash flows provided (used) by financing activities	(184.8)	25.3	40.8	(43.5)	(155.3)
Proceeds from sale of common stock and exercise of stock options	38.9	5.2	0.9	26.6	17.9
Proceeds from common stock offering, net of related expenses	130.3	—	—	204.3	—
          Our primary sources of liquidity were cash flows from operations, borrowings under our credit lines and public common stock offerings during the fiscal years ended December 30, 2005 and October 31, 2004. Our primary uses of cash have been to fund our working capital and capital expenditures, and to service and retire our debt. We believe that we have sufficient cash flows to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate sources of funding to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions.
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
          Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of December 30, 2005 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.
Operating Activities
          The increase in cash flows from operating activities for the year ended December 30, 2005 compared with the year ended October 31, 2004 was primarily due to the increase in net income, and an increase in Accounts Payable and Subcontractors Payable and Billings in Excess of Costs and Accrued Earnings on Contracts in Process, resulting from the timing of payments, offset by increases in Accounts Receivables and Accrued Earnings in Excess of Billings on Contracts in Process, resulting from the timing of collections.
          The decrease in cash flow from operating activities for the year ended October 31, 2004 compared with the year ended October 31, 2003 was primarily due to increases in Accounts Receivables and Accrued Earnings in Excess of Billings on Contracts in Process, resulting from the timing of collections, and a decrease in deferred income tax liabilities, offset by non-cash debt extinguishment costs and an increase in Accounts Payable and Subcontractors Payable, resulting from the timing of payments.

Investing Activities
          As a professional services organization, we are not capital intensive. Our capital expenditures have historically been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the year ended December 30, 2005 and the years ended October 31, 2004 and 2003 were $23.0 million, $19.0 million, and $18.2 million, respectively. For the two months ended December 31, 2004 and 2003, capital expenditures, excluding purchases financed through capital leases, were $1.6 million and $2.8 million, respectively.
Financing Activities
          On June 8, 2005, we sold an aggregate of 4,000,393 shares of our common stock through a public offering. The offering price of our common stock was $34.50 per share and the total offering proceeds to us were $130.3 million, net of underwriting discounts and commissions and other offering-related expenses of $7.8 million.
          We used the net proceeds from this common stock offering and cash available on hand to pay $127.2 million of our 11 1/2% notes and $18.8 million of tender premiums and expenses. In addition, we retired $353.8 million of the term loans outstanding under the Old Credit Facility during the second quarter of fiscal year 2005, and entered into a New Credit Facility of $350.0 million on June 28, 2005. As a result of the debt retirement and terms of the New Credit Facility, our interest expense has been reduced substantially compared to prior years. As a result of this debt retirement, we recognized a pre-tax charge of $33.1 million, which consisted of tender/call premiums and expenses of $19.4 million and the write-off of $13.7 million in unamortized financing fees, issuance costs and debt discounts. In addition, during the first quarter of fiscal year 2005, we retired the remaining $10.0 million in outstanding balance of our 12 1/4% notes. We also retired the entire outstanding balance of $1.8 million of our 6 1/2% debentures on August 15, 2005.
          Cash flows from financing activities of $184.8 million during the year ended December 30, 2005 consisted primarily of the following activities:
•	Payment of $353.8 million of the term loans under the Old Credit Facility;

•	Issuance of $350.0 million of new term loan, $80.0 million of which was paid during the year

•	Net payment of $18.0 million under the line of credit;

•	Payments of $31.6 million in capital lease obligation, notes payable (net of borrowings), our 12 1/4% notes and our 6 1/2% debentures;

•	Change in book overdraft of $69.3 million;

•	Proceeds from the sale of common stock from the employee stock purchase plan and exercise of stock options of $38.9 million; and

•	Net proceeds generated from our public common stock offering of $130.3 million, which was used to pay $127.2 million of our 11 1/2% notes and $18.8 million of tender premiums and expenses.
          During fiscal year 2004, we sold an aggregate of 8.1 million shares of our common stock through an underwritten public offering. The offering price of our common stock was $26.50 per share, and we received total offering proceeds of $204.3 million, net of $10.5 million in underwriting discounts and commissions and other offering-related expenses.
          We used the net proceeds from this common stock offering plus the borrowings under our Credit Facility and cash available on hand to redeem $70.0 million of our 11 1/2% notes and $190.0 million of our 12 1/4% notes. As a result of these redemptions, we recognized a pre-tax charge of $28.2 million during our fiscal year 2004, consisting of the write-off of $8.5 million in unamortized financing fees, debt issuance costs and debt discounts, and payments of $19.7 million for call premiums.

          Cash flows from financing activities of $43.5 million during the year ended October 31, 2004 consisted primarily of the following activities:
•	Net borrowings under the line of credit of $5.3 million;

•	Net payment of $4.0 million of the term loans under the Old Credit Facility with $2.9 million payments of financing fees;

•	Payment of $23.1 million in capital lease obligation, notes payable (net of borrowings), and our 8 5/8 % senior subordinated debentures;

•	Payment of $19.7 million in tender and call premiums on our 12 1/4% notes and our 11 1/2% notes;

•	Change in book overdraft of $30.0 million;

•	Proceeds from the sale of common stock from the employee stock purchase plan and exercise of stock options of $26.6 million; and

•	Net proceeds generated from our public common stock offering of $204.3 million, which was used to fund a majority of the payments of $190.0 million on our 12 1/4% notes and $70.0 million on our 11 1/2% notes.
          Cash flows from financing activities of $155.3 million during the year ended October 31, 2003 consisted primarily of the following activities:
•	Net payments under the line of credit of $27.3 million;

•	Net payment of $118.2 million of the term loans under the Old Credit Facility;

•	Payment of $14.8 million in capital lease obligation and short-term notes payable (net of borrowings);

•	Change in book overdraft of $13.0 million; and

•	Proceeds from the sale of common stock from the employee stock purchase plan and exercise of stock options of $17.8 million.
          The table below contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of December 30, 2005:

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of December 30, 2005:
New Credit Facility:
Term loan	$270,000	$—	$20,250	$162,000	$87,750
11 1/2% senior notes (1)	2,825	2,825	—	—	—
Capital lease obligations	36,187	10,885	16,151	7,702	1,449
Notes payable, foreign credit lines and other indebtedness (1)	9,641	6,977	1,953	578	133

Total debt	318,653	20,687	38,354	170,280	89,332
Pension funding requirements (2)	115,271	23,234	15,913	17,806	58,318
Purchase obligations (3)	1,938	1,150	788	—	—
Asset retirement obligations	2,614	1,520	428	304	362
Operating lease obligations (4)	415,765	86,303	141,445	102,065	85,952

Total contractual obligations	$854,241	$132,894	$196,928	$290,455	$233,964

(1)	Amounts shown exclude remaining original issue discounts of $27 thousand and $66 thousand for our 11 1/2% notes and notes payable, respectively.

(2)	These pension funding requirements for the EG&G pension plans, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan (“SERP”) with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $11.2 million into a rabbi trust for our CEO’s SERP upon receiving a 15-day notice, his death or the termination of his employment for any reason.

(3) Purchase obligations consist primarily of software maintenance contracts.
(4) These operating leases are predominantly real estate leases.
     Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:
•
As of December 30, 2005, we had a total available balance of $68.9 million in standby letters of credit under our New Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements, and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. Our New Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the New Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $6.5 million; however, it was temporarily increased to $11.5 million from December 19, 2005 through January 31, 2006, to address temporary working capital needs of the joint venture. It reverted back to the original amount of $6.5 million on February 1, 2006.

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

     We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture. Currently, we have no indemnified claims.
     New Credit Facility. On June 28, 2005, we entered into a new credit facility consisting of a 6-year term loan of $350.0 million and a 5-year Revolving Line of Credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of December 30, 2005, we had $270.0 million outstanding under the term loan, $68.9 million in letters of credit, and no amount outstanding under the Revolving Line of Credit.
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
     All loans outstanding under our New Credit Facility bear interest at either LIBOR or the bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. The LIBOR margin will range from 0.625% to 1.75% and the base rate margin will range from 0.0% to 0.75%. As of December 30, 2005, the LIBOR margin was 1.00% for both the term loan and the Revolving Line of Credit. As of December 30, 2005, the interest rate on our term loan was 5.53%.
     A substantial number of our domestic subsidiaries are guarantors of the New Credit Facility on a joint and several basis. Initially, the obligations are collateralized by our guarantors’ capital stock. The collateralized obligations will be eliminated if we reach an investment grade credit rating of “Baa3” from Moody’s and “BBB-” from Standard & Poor’s. If our credit rating were to fall to or below “Ba2” from Moody’s or “BB” from Standard & Poor’s, we would be required to provide a secured interest in substantially all of our existing and subsequently acquired personal and real property, in addition to the collateralized guarantors’ capital stock. Although the capital stock of the non-guarantor subsidiaries are not required to be pledged as collateral, the terms of the New Credit Facility restrict the non-guarantors’ assets, with some exceptions, from being used as a pledge for future liens (a “negative pledge”). Moody’s upgraded our credit rating from “Ba2” to “Ba1” on June 20, 2005. On July 26, 2005, Standard & Poor’s upgraded our credit rating from “BB” to “BB+.” As of December 30, 2005, our credit rating remained the same.
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
     The New Credit Facility also contains customary events of default and customary affirmative and negative covenants, some of which are dependent upon our credit ratings and include, but are not limited to, limitations on mergers, consolidations, acquisitions, asset sales, restrictions against dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, capital leases, negative pledges, sale-leaseback transactions, indebtedness, contingent obligations and investments.
     As of December 30, 2005, we were in compliance with all the covenants of the New Credit Facility.
     Old Senior Secured Credit Facility. The Old Credit Facility consisted of two term loans, term loan A and term loan B, and a revolving line of credit. The Old Credit Facility was terminated and repaid in full on June 28, 2005. As of December 31, 2004, we had $353.8 million in principal amounts outstanding under the term loan facilities with an interest rate of 4.42%. We had also drawn $18.0 million against the revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under the revolving credit facility to $151.7 million.
     Revolving Line of Credit.
     Our revolving line of credit information is summarized as follows:

	Year Ended	Two Months Ended		Years Ended
	December 30,	December 31,		October 31,
	2005	2004	2003	2004	2003
	(Unaudited)
	(in Millions, except percentages)
Effective average interest rates paid on the revolving line of credit	6.3%	5.9%	5.5%	5.7%	6.1%
Average daily revolving line of credit balances	$2.4	$1.6	$8.2	$22.7	$20.5
Maximum amounts outstanding at any one point	$22.8	$18.0	$33.1	$74.6	$70.0
     11 1/2% Senior Notes. As of December 30, 2005 and December 31, 2004, we had outstanding amounts of $2.8 million and $130.0 million, respectively, of the original outstanding principal, due 2009. On June 15, 2005, we accepted tenders for and retired $127.2 million of the 11 1/2% notes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are effectively subordinate to our New Credit Facility, capital leases and notes payable.

     See further discussion at Note 5, “Current and Long-Term Debt” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.
     12 1/4% Senior Subordinated Notes(“12 1/4% notes”). On February 14, 2005, we retired the entire outstanding balance of $10 million of our 12 1/4% notes. As of December 31, 2004, we owed $10 million.
     See further discussion at Note 5, “Current and Long-Term Debt” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.
     6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”). On August 15, 2005, we retired the entire outstanding balance of $1.8 million of our 6 1/2% debentures. As of December 31, 2004, we owed $1.8 million.
     Notes Payable, Foreign Credit Lines and other indebtedness. As of December 30, 2005 and December 31, 2004, we had outstanding amounts of $9.6 million and $13.4 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of the notes were approximately 5.6% and 5.8% as of December 30, 2005 and December 31, 2004, respectively.
     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. As of December 31, 2004, we had $16.4 million in lines of credit available under these facilities, with $8.5 million outstanding. The interest rates were 6.6% and 8.6% as of December 30, 2005 and December 31, 2004, respectively.
     Capital Leases. As of December 30, 2005 and December 31, 2004, we had $36.2 million and $32.0 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.
     Operating Leases. As of December 30, 2005 and December 31, 2004, we had approximately $415.8 million and $462.9 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.
Other Activities
     Related-Party Transactions. On January 19, 2005, affiliates of Blum Capital Partners, L.P. (collectively, “Blum Affiliates”) sold 2,000,000 shares of our common stock in an underwritten secondary offering, pursuant to a registration statement that we previously filed in accordance with the terms of an existing registration rights agreement. The general partner of Blum Capital Partners, L.P. was a member of our Board of Directors.
     On October 21, 2005, according to the terms of the registration rights agreement, Blum Affiliates requested that we register their remaining 3,580,907 shares of our common stock, which they sold on December 6, 2005.
     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our New Credit Facility. During fiscal year 2005, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.
     Other Commitments. Consistent with industry practice, when performing environmental remediation or other services, we will at times provide a guarantee related to the materials, workmanship and fitness of a project site; however, we cannot estimate the amount of any guarantee until a determination has been made that a material defect has occurred.

Income Taxes
     As of December 30, 2005, for federal income tax purposes, we had available domestic net operating loss (“NOL”) of $3.0 million. Utilization of the NOL is limited pursuant to Section 1503 of the Internal Revenue Code and will be utilized against the income of our insurance company subsidiary. This NOL will be carried forward and will expire in fiscal year 2022. We also have $20.0 million of foreign NOLs available, which will expire at various dates. These foreign NOLs are available only to offset income earned in foreign jurisdictions.
     Our deferred tax assets arose from temporary differences in the recognition of accruals, primarily compensation and loss-related accruals, available NOLs and allowances for doubtful accounts. Our current deferred tax assets at December 30, 2005 increased slightly from the balance at October 31, 2004 due to an increase in various loss accruals, which was offset by a decrease in payroll-related accruals. Our current deferred tax liabilities primarily arose from temporary differences in the recognition of costs and accrued earnings in excess of billings on contracts in process, which increased as of December 30, 2005 compared to the balance as of October 31, 2004. Total tax deductible goodwill resulting from the Dames & Moore and EG&G acquisitions amounted to $350.1 million. As of December 30, 2005, $183.5 million of goodwill was unamortized for tax purposes. The difference between tax and financial statement cumulative amortization on tax deductible goodwill gave rise to a long-term deferred tax liability. Our net non-current deferred tax liabilities as of December 30, 2005 decreased from the balance at October 31, 2004 due to increases in deferred tax assets related to pension liabilities and reserves. These increases were greater than the increases in deferred tax liabilities related to tax deductible goodwill. During 2005 we performed analysis related to recent audit activities and historic fluctuations in foreign currency translation. As a result, we reduced our reserves for tax contingencies in the areas of transfer pricing, state and local taxes, and foreign exchange gains and losses.
     Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on expected future operating results, we believe that realization of deferred tax assets in excess of the valuation allowance is more likely than not.
     Earnings from our foreign subsidiaries are indefinitely reinvested outside of our home tax jurisdiction and thus pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas,” we do not recognize a deferred tax liability for the tax effect of the excess of the book over tax basis of our investments in our foreign subsidiaries and it is not practicable to calculate the amount of taxes that would be due upon remittance.
     See further discussion at Note 4, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.
Critical Accounting Policies and Estimates
     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities at the date of financial statements, which are included in Item 8 of this report. Application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties based on information available to us as of the date of the financial statements. Consequently, our actual results could differ from our estimates. See Note 1, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

     Significant accounting policies that we believe are important to understanding our results of operations and financial positions are discussed below. Information regarding our other accounting policies is included under Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.
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
     We have contracts with the U.S. government that contain provisions requiring compliance with the FAR, and the CAS. These regulations are generally applicable to all of our federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.
     Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the DCAA. The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.
Goodwill
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that we perform an assessment for impairment of goodwill and other intangible assets at least annually. Accordingly, we have completed our annual review of the recoverability of goodwill as of December 30, 2005, which indicated that we had no impairment of goodwill. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill.
     We believe the methodology we use in testing for impairment of goodwill, which includes significant judgments and estimates, provides us with a reasonable basis for determining whether an impairment charge should be taken.
     In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company by using a methodology that considers discounted projections of our cash flows and the fair values of our debt and equity.
     We first determine our estimated projected cash flows and estimated residual values of each of our reporting units and discount those cash flows and residual values based on a selected discount rate (a discounted cash flows approach) to arrive at an estimated fair value of each reporting unit. The determination of our discount rate considers our cost of capital and the cost of capital of some of our industry peers. We then consider the average closing sales price of our common stock and the fair market value of our interest-bearing obligations to arrive at an estimate of fair value (a market multiple approach). Our final estimate of fair value is established considering our market multiple and discounted cash flows approaches.

     We allocate our final estimate of fair value to our reporting units based on the relative proportion of each reporting unit’s estimated discounted cash flows to the total. A reporting unit, as defined in SFAS 142, is an operating segment or a component of a segment where (a) the component constitutes a business for which discrete financial information is available, and (b) management regularly reviews the operating results of that component. Our reporting units consist of the EG&G Division, the domestic operations of the URS Division and the international operations of the URS Division.
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
Allowance for Uncollectible Accounts Receivable
     We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.
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
Other long-term liabilities
     Included in other long-term liabilities are estimated liabilities related to defined benefit pension and postretirement programs. These liabilities represent actuarially determined estimates of our future obligations associated with providing these benefit programs to some of our employees. The actuarial studies and estimates are dependent on assumptions made by management, which include discount rates, life expectancy of participants, long-term rates of return on plan assets, and rates of increase in compensation levels. These assumptions are determined based on the current economic environment at year-end.
Adopted and Other Recently Issued Statements of Financial Accounting Standards
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, and Amendment of Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material effect on our consolidated financial statements.
     In December 2004, the FASB issued SFAS 123(R). This statement replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB 25. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits from the exercises of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 to provide implementation guidance on SFAS 123(R). The FASB has also issued interpretative guidance. In April 2005, the SEC adopted Rule 4-01(a) of Regulation S-X, which deferred the required effective date of SFAS 123(R) to our fiscal year 2006, which began on December 31, 2005 (the “Effective Date”).
     We adopted SFAS 123(R) on December 31, 2005, the beginning of our fiscal year 2006, rather than during the year ended December 30, 2005, and are currently in the process of implementing this new pronouncement by using the modified prospective transition method. As a result of this adoption, we are required to recognize the cost of all stock-based compensation awards granted, modified, settled or vested in interim or fiscal periods beginning in our fiscal year 2006. Since we accounted for our stock-based compensation in accordance with APB 25 through the year ended December 30, 2005, the adoption of SFAS 123(R) will have a material impact on our financial statements. In order to minimize the volatility of our stock-based compensation expense arising from the adoption of SFAS 123(R), we are currently issuing restricted stock awards and units rather than granting stock options to selected employees. We also modified our ESPP, effective January 1, 2006, to reduce the discount at which employees may purchase common stock from 15% to 5% of the fair market value and to apply the discount only at the end of each of the six-month offering periods.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for us in fiscal year 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
     We are exposed to changes in interest rates as a result of our borrowings under our New Credit Facility. Based on outstanding indebtedness of $270.0 million under our New Credit Facility at December 30, 2005, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $1.6 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $1.6 million.
Foreign currency risk
     The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $5.9 million of foreign currency translation loss for the year ended December 30, 2005 and $1.9 million of foreign currency translation gain for the year ended December 31, 2004. The currency exposure is not material to our consolidated financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of URS Corporation:
     We have completed an integrated audit of URS Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 30, 2005 and audits of its consolidated financial statements for the fiscal years ended October 31, 2004 and 2003 and for the two-month period ended December 31, 2004, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (the “Company”) at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the years ended December 30, 2005, October 31, 2004 and October 31, 2003 and the two-month period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control over Financial Reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

San Francisco, California
March 13, 2006

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents, including $61,319 and $59,175 of short-term money market funds, respectively	$101,545	$108,007
Accounts receivable, including retainage of $37,280 and $43,844 respectively	630,340	579,953
Costs and accrued earnings in excess of billings on contracts in process	513,943	400,418
Less receivable allowances	(44,293)	(38,719)

Net accounts receivable	1,099,990	941,652
Deferred tax assets	18,676	24,682
Prepaid expenses and other assets	52,849	26,061

Total current assets	1,273,060	1,100,402
Property and equipment at cost, net	146,470	142,907
Goodwill	986,631	1,004,680
Purchased intangible assets, net	5,379	7,749
Other assets	57,908	52,010

	$2,469,448	$2,307,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$1,547	$70,871
Notes payable and current portion of long-term debt	20,647	48,338
Accounts payable and subcontractors payable, including retainage of $13,323 and $13,302, respectively	288,561	144,435
Accrued salaries and wages	196,825	171,004
Accrued expenses and other	82,404	59,914
Billings in excess of costs and accrued earnings on contracts in process	108,637	84,393

Total current liabilities	698,621	578,955
Long-term debt	297,913	508,584
Deferred tax liabilities	19,785	40,373
Other long-term liabilities	108,625	97,715

Total liabilities	1,124,944	1,225,627

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding
Common shares, par value $.01; authorized 100,000 shares; 50,432 and 43,838 shares issued, respectively; and 50,380 and 43,786 shares outstanding, respectively	504	438
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	925,087	734,842
Accumulated other comprehensive income (loss)	(3,985)	6,418
Retained earnings	423,185	340,710

Total stockholders’ equity	1,344,504	1,082,121

	$2,469,448	$2,307,748

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
Revenues	$3,917,565	$566,997	$489,665	$3,381,963	$3,186,714
Direct operating expenses	2,555,538	369,527	314,485	2,140,890	2,005,339

Gross profit	1,362,027	197,470	175,180	1,241,073	1,181,375
Indirect, general and administrative expenses	1,187,605	188,400	153,609	1,079,088	999,977

Operating income	174,422	9,070	21,571	161,985	181,398
Interest expense	31,587	6,787	12,493	60,741	84,564

Income before income taxes	142,835	2,283	9,078	101,244	96,834
Income tax expense	60,360	1,120	3,630	39,540	38,730

Net income	82,475	1,163	5,448	61,704	58,104
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax (benefit)	(4,493)	4,141	—	(2,189)	(1,896)
Foreign currency translation adjustments	(5,910)	1,882	(48)	3,490	6,122

Comprehensive income	$72,072	$7,186	$5,400	$63,005	$62,330

Net income	$82,475	$1,163	$5,448	$61,704	$58,104
Less: net income allocated to convertible participating preferred stockholders under the two-class method (Note 1)	—	—	—	—	894

Net income available for common stockholders	$82,475	$1,163	$5,448	$61,704	$57,210

Earnings per share (Note 1):
Basic	$1.76	$.03	$.16	$1.58	$1.78

Diluted	$1.72	$.03	$.16	$1.53	$1.76

Weighted-average shares outstanding (Note 1):
Basic	46,742	43,643	33,682	39,123	32,184

Diluted	47,826	45,313	34,782	40,354	32,538

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity
Balances, October 31, 2002	30,084	$301	$(287)	$418,705	$(5,132)	$220,265	$633,852
Employee stock purchases	931	9	—	13,432	—	—	13,441
Tax benefit of stock options	—	—	—	12	—	—	12
Conversion of preferred stock to common shares	2,107	21	—	46,712	—	—	46,733
Issuance of over-allotment of common shares in connection with the conversion of preferred stock	480	5	—	8,700	—	—	8,705
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Minimum pension liability adjustments	—	—	—	—	(1,896)	—	(1,896)
Foreign currency translation adjustments	—	—	—	—	6,122	—	6,122
Net income	—	—	—	—	—	58,104	58,104

Balances, October 31, 2003	33,602	336	(287)	487,824	(906)	278,106	765,073
Employee stock purchases	1,838	18	—	30,725	—	—	30,743
Tax benefit of stock options	—	—	—	4,117	—	—	4,117
Issuance of common shares	8,102	81	—	204,205	—	—	204,286
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Minimum pension liability adjustments, net of tax benefit of $1,829	—	—	—	—	(2,189)	—	(2,189)
Foreign currency translation adjustments	—	—	—	—	3,490	—	3,490
Net income	—	—	—	—	—	61,704	61,704

Balances, October 31, 2004	43,542	435	(287)	727,134	395	339,547	1,067,224
Employee stock purchases	244	3	—	6,243	—	—	6,246
Tax benefit of stock options	—	—	—	1,465	—	—	1,465
Minimum pension liability adjustments, net of tax of $2,670	—	—	—	—	4,141	—	4,141
Foreign currency translation adjustments	—	—	—	—	1,882	—	1,882
Net income	—	—	—	—	—	1,163	1,163

Balances, December 31, 2004	43,786	438	(287)	734,842	6,418	340,710	1,082,121
Employee stock purchases	2,594	26	—	45,065	—	—	45,091
Tax benefit of stock options	—	—	—	14,969	—	—	14,969
Issuance of common shares	4,000	40	—	130,211	—	—	130,251
Minimum pension liability adjustments, net of tax benefit of $4,769	—	—	—	—	(4,493)	—	(4,493)
Foreign currency translation adjustments	—	—	—	—	(5,910)	—	(5,910)
Net income	—	—	—	—	—	82,475	82,475

Balances, December 30, 2005	50,380	$504	$(287)	$925,087	$(3,985)	$423,185	$1,344,504

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Two Months Ended		Years Ended
	December 30,	December 31,		October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
Cash flows from operating activities:
Net income	$82,475	$1,163	$5,448	$61,704	$58,104

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38,548	6,909	7,200	41,407	43,988
Amortization of financing fees	3,777	978	1,343	6,772	7,496
Costs incurred for extinguishment of debt	33,131	—	—	28,165	—
Provision for doubtful accounts	10,094	2,673	1,082	14,777	8,822
Deferred income taxes	8,721	827	674	(4,746)	18,790
Stock compensation	6,148	1,058	398	4,119	4,187
Tax benefit of stock compensation	14,969	1,465	200	4,117	12
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(161,632)	7,713	(29,312)	(80,646)	41,846
Prepaid expenses and other assets	(30,441)	(4,321)	(1,885)	1,553	(1,047)
Accounts payable, accrued salaries and wages and accrued expenses	179,525	(16,359)	(28,527)	23,618	(1,187)
Billings in excess of costs and accrued earnings on contracts in process	22,453	4,919	5,411	(3,528)	(9,233)
Other long-term liabilities	10,842	2,174	(250)	(882)	226
Other liabilities, net	(18,173)	5,800	(1,317)	(910)	5,078

Total adjustments and changes	117,962	13,836	(44,983)	33,816	118,978

Net cash from operating activities	200,437	14,999	(39,535)	95,520	177,082

Cash flows from investing activities:
Payment for business acquisition	(1,367)	—	—	—	—
Proceeds from disposal of property and equipment	2,236	—	—	—	—
Capital expenditures, less equipment purchased through capital leases	(23,010)	(1,597)	(2,830)	(19,016)	(18,246)

Net cash from investing activities	(22,141)	(1,597)	(2,830)	(19,016)	(18,246)

Cash flows from financing activities:
Long-term debt principal payments	(578,131)	(990)	(275)	(298,950)	(118,413)
Long-term debt borrowings	351,410	21	20	26,526	212
Net borrowings (payments) under lines of credit	(18,023)	12,750	20,038	5,249	(27,259)
Net change in book overdraft	(69,324)	10,589	24,007	30,011	(12,985)
Capital lease obligations payments	(13,354)	(3,724)	(2,214)	(14,643)	(14,594)
Short-term note borrowings	2,035	1,583	—	1,540	1,257
Short-term note payments	(4,514)	(79)	(6)	(1,580)	(1,413)
Proceeds from common stock offering, net of related expenses	130,251	—	—	204,286	—
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	38,942	5,188	871	26,624	17,849
Tender and call premiums paid for debt extinguishment	(19,426)	—	—	(19,688)	—
Payment of financing fees	(4,624)	—	(1,607)	(2,887)	—

Net cash from financing activities	(184,758)	25,338	40,834	(43,512)	(155,346)

Net increase (decrease) in cash and cash equivalents	(6,462)	38,740	(1,531)	32,992	3,490

Cash and cash equivalents at beginning of year	108,007	69,267	36,275	36,275	32,785

Cash and cash equivalents at end of year	$101,545	$108,007	$34,744	$69,267	$36,275

Supplemental information:
Interest paid	$29,974	$4,982	$17,268	$66,629	$63,414

Taxes paid	$48,422	$10,217	$251	$36,797	$17,180

Equipment acquired with capital lease obligations	$20,270	$3,541	$148	$11,098	$15,712

Conversion of Series D preferred stock to common shares	$—	$—	$—	$—	$46,733

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ACCOUNTING POLICIES
Business
     The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 29,200 employees providing services to federal, state and local governments, and private industry clients in the United States and abroad.
     Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. We filed a transition report on Form 10-Q with the Securities and Exchange Commission (“SEC”) for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and ended on December 30, 2005.
     The unaudited interim consolidated financial statements for the two months ended December 31, 2003 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, the unaudited interim consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.
Principles of Consolidation and Basis of Presentation
     Our financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in unconsolidated joint ventures are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.
Use of Estimates
     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles necessarily requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and related disclosures at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise our estimates.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The majority of our contracts are for professional planning, design and various other types of engineering projects, including systems engineering, and program and construction management. We account for such contracts on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. Under the percentage-of-completion method of revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. For some contracts, using the cost-to-cost method in estimating percentage-of-completion may overstate the progress on the project. For instance, in a project where a large amount of permanent materials are purchased, including the costs of these materials in calculating the percentage-of-completion may overstate the actual progress on the project. For these types of projects, actual labor hours spent on the project may be a more appropriate measure of the progress on the project. For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods, such as actual labor hours, for measuring progress on the project and recognize revenue accordingly.
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
     Cost-Plus Contracts. We have four major types of cost-plus contracts:
•
Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenues based on the actual labor costs, derived from hours of labor effort, plus non-labor costs we incur, and the portion of the fixed fee we have earned to date. We invoice for our services as revenues are recognized or in accordance with agreed-upon billing schedules. Aggregate revenues from cost-plus fixed fee contracts may vary based on the actual number of labor hours worked and other actual contract costs incurred. However, if actual labor hours and other contract costs exceed the original estimate agreed to by our client, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive additional revenues relating to the additional costs (see “Change Orders and Claims”).

•
Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Labor costs and subcontractor services are the principal components of our direct costs on cost-plus contracts, although some include materials and other direct costs. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Others include rate ceilings that limit the reimbursement for general and administrative costs, overhead costs and materials handling costs. The accounting for these contracts appropriately reflects such guaranteed price or rate ceilings. Certain of our cost-plus contracts are subject to maximum contract values and accordingly, revenues relating to these contracts are recognized as if these contracts were fixed-price contracts.
     Fixed-Price Contracts. We enter into two major types of fixed-price contracts:
•
Firm Fixed-Price (“FFP”). Under FFP contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method described above. We do not adjust our revenues downward if we incur costs above or below our original estimated costs. Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if our current estimated costs exceed prior estimates, our profit margins will decrease and we may realize a loss on a project. In order to increase aggregate revenue on the contract, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Compliance Requirements. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation (“FAR”), and the U.S. Cost Accounting Standards (“CAS”). These regulations are generally applicable to all of our federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.
     Federal government contracts subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.
Costs and Accrued Earnings in Excess of Billings on Contracts in Process and Billings in Excess of Costs and Accrued Earnings on Contracts in Process
     Costs and accrued earnings in excess of billings on contracts in process in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under contracts in progress. As of December 30, 2005 and December 31, 2004, costs and accrued earnings in excess of billings on contracts in progress were $513.9 million and $400.4 million, respectively. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next 12 months.
     Billings in excess of costs and accrued earnings on contracts in process in the accompanying consolidated balance sheets represent cash collected from clients and advanced billings to clients on contracts in advance of work performed. As of December 30, 2005 and December 31, 2004, billings in excess of costs and accrued earnings on contracts in process were $108.6 million and $84.4 million, respectively. We anticipate that the majority of such amounts will be earned over the next 12 months.
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
Classification of Current Assets and Liabilities
     We include in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. Accounts receivable, accounts receivable – retainage, costs and accrued earnings in excess of billings on contracts in process, subcontractors payable, subcontractor retainage, and billings in excess of costs and accrued earnings on contracts in process each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may either be uncollectible or may not require payment within one year.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Accounts receivable – retainage represents amounts billed to clients for services performed that, by the underlying contract terms, will not be paid until the projects are at or near completion. Correspondingly, subcontractors payable – retainage represents amounts billed to us by subcontractors for services performed that, by their underlying contract terms do not require payment by us until the projects are at or near completion.
     Accounts payable and subcontractors payable include our estimate of incurred but unbilled subcontractor costs.
Concentrations of Credit Risk
     Our accounts receivable and costs and accrued earnings in excess of billings on contracts in process are potentially subject to concentrations of credit risk. Our credit risk on accounts receivable is limited due to the large number of clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potential uncollectible accounts and such estimates have historically been within management’s expectations. Our cash and cash equivalents balances are maintained in accounts held by major banks and financial institutions located primarily in the United States of America, Europe and Asia Pacific.
Cash and Cash Equivalents
     We consider all highly liquid investments with acquisition date maturities of three months or less to be cash equivalents. At December 30, 2005 and December 31, 2004, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.
     At December 30, 2005 and December 31, 2004, cash and cash equivalents included $43.5 million and $13.5 million held by our consolidated joint ventures.
Fair Value of Financial Instruments
     At December 30, 2005 and December 31, 2004, the carrying amounts of some of our financial instruments including cash, accounts receivable, accounts payable and other liabilities approximate fair values due to their short maturities. The fair values of our Credit Facility and other variable rate debt are based on current interest rates and approximate fair values. The fair values of our other long-term debt obligations exceed the carrying values as disclosed in Note 5, “Current and Long-Term Debt.”
Property and Equipment
     Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in the Consolidated Statement of Operations and Comprehensive Income. Depreciation is provided on the straight-line and the double declining methods using estimated useful lives less residual value. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less. We capitalize our repairs and maintenance that extend the estimated useful lives of property and equipment; otherwise, repairs and maintenance are expensed. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying value to the fair value and recognize the difference as an impairment loss.
Internal-Use Computer Software
     We expense or capitalize charges associated with development of internal-use software as follows:
     Preliminary project stage: Both internal and external costs incurred during this stage are expensed as incurred.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Costs of upgrades and enhancements are capitalized if the expenditures will result in adding functionality to the software. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which may be up to ten years. Impairment is measured and recognized in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Goodwill
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires an assessment for impairment of goodwill and other intangible assets at least annually. In addition to our annual test, we regularly evaluate whether events or circumstances have occurred which may indicate a possible impairment of goodwill.
     We believe the methodology we use in testing impairment of goodwill, which includes significant judgments and estimates, provides us with a reasonable basis in determining whether an impairment charge should be taken. Our methodology is as follows:
     In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company by using a methodology that considers discounted projections of our cash flows and the estimated fair values of our debt and equity.
     We first determine our estimated projected cash flows and estimated residual values of each of our reporting units and discount those cash flows and residual values based on a selected discount rate (a discounted cash flows approach) to arrive at an estimated fair value of each reporting unit. The determination of our discount rate considers our cost of capital and the cost of capital of some of our industry peers. We then consider the average closing sales price of our common stock and the fair market value of our interest-bearing obligations to arrive at an estimate of fair value (a market multiple approach). Our final estimate of fair value is established considering our market multiple and discounted cash flows approaches.
     We allocate our final estimate of fair value to our reporting units based on the relative proportion of each reporting unit’s estimated discounted cash flows to the total. A reporting unit, as defined in SFAS 142, is an operating segment or a component of a segment where (a) the component constitutes a business for which discrete financial information is available, and (b) management regularly reviews the operating results of that component. Our reporting units consist of the EG&G Division, the domestic operations of the URS Division and the international operations of the URS Division.
     We then compare the resulting fair values by reporting units to the respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
closing stock price. Based on our annual review of goodwill by using the above described methodology at October 28, 2005, we concluded that we did not have any impairment of goodwill.
Purchased Intangible Assets
     We amortize our purchased intangible assets using the straight-line method over their estimated period of benefit, ranging from three to fourteen years and include the amortization expense in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income.
Income Taxes
     We account for income taxes in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Judgment is required in determining our consolidated income tax expense. In the normal course of our business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit and investigation by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We estimate and provide for additional income taxes that may be assessed by the various taxing authorities.
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
Pension Plans and Post-retirement Benefits
     We account for our defined benefit pension plans and post-retirement benefits using actuarial valuations that are based on assumptions, including discount rates, long-term rates of return on plan assets, and rates of change in participant compensation levels. These assumptions are determined based upon the economic environment at the end of each annual reporting period. We evaluate the funded status of each of our defined benefit pension plans and post-retirement benefit plans using these assumptions, consider applicable regulatory requirements, tax deductibility, reporting considerations and other relevant factors, and thereby determine the appropriate funding level for each period.
     The discount rate used to calculate the present value of the pension benefit obligation is assessed at least annually. The discount rate represents the rate inherent in the price at which the plans’ obligations could be settled at the measurement date.
     The discount rate for our Chief Executive Officer’s Supplemental Executive Retirement Plan (the “Executive Plan”) is the annual rate of interest on 30-year Treasury securities for the month preceding the date benefit payments commence.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The discount rate for the EG&G defined benefit pension plan (“EG&G pension plan”) was derived using a “bond model” prepared by our external actuary. The model assumes that we purchase bonds with a credit rating of AA or better by Moody’s at prices based on a current bond yield and bond quality. The annual cash flows from the bonds are used to cover the projected benefits under the pension plan. The model develops the yield on this portfolio of bonds as of the measurement date. Sixty years of projected benefit payments are examined. Any residual benefit payments are deemed to be immaterial to the results. If cash flows from the bond portfolio exceed the benefit plans in early years, the initial value of the portfolio is adjusted to reflect the present value of the excess cash flow. The weighted average of the bond yields is determined based upon the estimated retirement payments in order to derive at the discount rate used in calculating the present value of the pension plan obligations. The discount rate derived is compared to the discount rates used by other publicly traded companies. The discount rate is deemed reasonable if it falls within the 25th to 75th percentile of all discount rates used.
     The discount rate for Radian’s defined benefit plans, including a Supplemental Executive Retirement Plan (“SERP”) and a Salary Continuation Agreement (“SCA”), uses the EG&G pension plan bond model and is adjusted for the benefit duration of nine and six years for the Radian SERP and SCA, respectively. The Citigroup Pension Discount Spot Rate Curve is used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date. The yield differential is applied to the bond model rate of the EG&G pension plan to derive at the discount rate.
Earnings Per Share
     Basic earnings per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards and units. Diluted earnings per share is computed using the treasury stock method for stock options and unvested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock whereby the proceeds from assumed exercises are hypothetically used to repurchase treasury stock at the average market price for the period. Potentially dilutive shares of common stock outstanding include stock options, unvested restricted stock awards and units, and convertible preferred stock. Diluted income per common share is computed by dividing net income available for common stockholders plus preferred stock dividends by the weighted-average common share and potentially dilutive common shares that were outstanding during the period.
     In March 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Consensus No. 03-06, “Participating Securities and the Two-class Method” (“EITF 03-06”). EITF 03-06 requires us to compute our basic earnings per share (“EPS”) by using the two-class method as we had outstanding shares of convertible participating preferred stock in prior years. In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and EITF 03-06, a reconciliation of the numerator and denominator of basic and diluted income per common share under the two-class method is provided as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
		(In thousands, except per share amounts)
Numerator—Basic
Net income	$82,475	$1,163	$5,448	$61,704	$58,104
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	—	—	—	894

Net income available for common stockholders	$82,475	$1,163	$5,448	$61,704	$57,210

Denominator—Basic
Weighted-average common stock outstanding assuming participating preferred stock converted to common shares	46,742	43,643	33,682	39,123	32,688
Less: weighted-average shares associated with convertible participating preferred stock	—	—	—	—	504

Weighted-average common stock outstanding	46,742	43,643	33,682	39,123	32,184

Basic earnings per share	$1.76	$.03	$.16	$1.58	$1.78

Numerator—Diluted
Net income	$82,475	$1,163	$5,448	$61,704	$58,104
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	—	—	—	894

Net income available for common stockholders	$82,475	$1,163	$5,448	$61,704	$57,210

Denominator—Diluted
Weighted-average common stock outstanding assuming participating preferred stock converted to common stock	46,742	43,643	33,682	39,123	32,184
Effect of dilutive securities:
Stock options and restricted stock awards and units	1,084	1,670	1,100	1,231	354

Weighted-average common stock outstanding considering the effect of dilutive securities	47,826	45,313	34,782	40,354	32,538

Diluted earnings per share	$1.72	$.03	$.16	$1.53	$1.76

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In our computation of diluted earnings per share, we excluded the following potential shares of issued and unexercised stock options, with an exercise price greater than the average per share market value of our common stock, and unvested restricted stock awards and units, which have an anti-dilutive effect on earnings per share.

	Year Ended	Two Months Ended		Years Ended October
	December 30,	December 31,		31,
			2003
	2005	2004	(Unaudited)	2004	2003
	(In thousands)
Number of stock options where exercise price exceeds average price and unvested restricted stock awards and units	295	27	1,119	52	3,085
Stock-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). This statement replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits from the exercises of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 to provide implementation guidance on SFAS 123(R). The FASB has also issued interpretative guidance. In April 2005, the SEC adopted Rule 4-01(a) of Regulation S-X, which deferred the required effective date of SFAS 123(R) to our fiscal year 2006, which began on December 31, 2005 (the “Effective Date”). SFAS 123(R) requires that we record and expense for our stock-based compensation plans using a fair value method.
     We adopted SFAS 123(R) on December 31, 2005, the beginning of our fiscal year 2006, rather than during the year ended December 30, 2005, and are currently in the process of implementing this new pronouncement by using the modified prospective transition method. As a result of this adoption, we are required to recognize the cost of all stock-based compensation awards granted, modified, settled or vested in interim or fiscal periods beginning in our fiscal year 2006. Since we accounted for our stock-based compensation in accordance with APB 25 through the year ended December 30, 2005, the adoption of SFAS 123(R) will have a material impact on our financial statements. In order to minimize the volatility of our stock-based compensation expense arising from the adoption of SFAS 123(R), we are currently issuing restricted stock awards and units rather than granting stock options to selected employees. We also modified our ESPP, effective January 1, 2006, to reduce the discount at which employees may purchase common stock from 15% to 5% of the fair market value and to apply the discount only at the end of each of the six-month offering periods.
     Under APB 25, the compensation expense associated with employee stock awards was measured as the difference, if any, between the price to be paid by an employee and the fair value of the common stock on the grant date. Accordingly, we recognized no compensation expense for the stock-based option awards issued under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Incentive Plans”). We also did not recognize any compensation expense for stock purchased through our Employee Stock Purchase Plan (“ESPP”) in accordance with a specific exception under APB 25.
     Under APB 25, we recognized compensation expense for modifications of stock-based option grants. In addition, we continued to record compensation expense related to restricted stock awards and units over the applicable vesting period and such compensation expense was measured at the fair market value of the restricted stock awards and units at the date of the award.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Until the adoption of SFAS 123(R), we are required to disclose the pro forma results as if we had applied the fair value recognition provisions of SFAS 123. For the purpose of disclosure under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” we use the Black-Scholes option pricing model to measure the estimated fair value of stock options and the ESPP. The following assumptions were used to estimate stock option and ESPP compensation expense using the fair value method of accounting:

	Year Ended
	December 30,	Two Months Ended December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
Stock Incentive Plans
Risk-free interest rates	4.00%-4.38%	4.2%-4.38%	4.18%	3.80%-4.53%	3.31%-4.42%
Expected life	5.52 years	6.89 years	6.38 years	7.23 years	7.32 years
Volatility	44.14%	45.47%	47.29%	45.80%	47.59%
Expected dividends	None	None	None	None	None

Employee Stock Purchase Plan
Risk-free interest rates	2.59%-3.53%	1.64%	0.96%	0.96%-1.02%	1.23%-1.78%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Volatility (1)	23.33%-27.24%	28.84%	58.09%	34.31%-58.09%	39.82%-78.59%
Expected dividends	None	None	None	None	None

(1)
Employees can participate in our ESPP semi-annually. As a result, there are two separate computations of the fair value of stock compensation expense during the year ended December 30, 2005, the two-month periods ended December 31, 2004 and 2003, and the years ended October 31, 2004 and October 31, 2003.

     If the compensation cost for awards under the Stock Incentive Plans and the ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
		(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$82,475	$1,163	$5,448	$61,704	$58,104
Add: Total stock-based compensation expense as reported, net of tax	3,736	540	239	2,643	2,525
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	—	—	—	894
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	12,318	1,888	1,825	11,922	9,385

Pro forma net income (loss)	$73,893	$(185)	$3,862	$52,425	$50,350

Denominator — Basic
Weighted-average common stock outstanding	46,742	43,643	33,682	39,123	32,184

Basic earnings per share:
As reported	$1.76	$.03	$.16	$1.58	$1.78

Pro forma	$1.58	$.00	$.11	$1.34	$1.57

Numerator — Diluted
Net income:
As reported	$82,475	$1,163	$5,448	$61,704	$58,104
Add: Total stock-based compensation expense as reported, net of tax	3,736	540	239	2,643	2,525
Deduct: net income allocated to convertible participating preferred stockholders under the two-class method	—	—	—	—	1,180
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	12,318	1,888	1,825	11,922	9,385

Pro forma net income (loss)	$73,893	$(185)	$3,862	$52,425	$50,064

Denominator — Diluted
Weighted-average common stock outstanding	47,826	45,313	34,782	40,354	32,538

Diluted earnings per share:
As reported	$1.72	$.03	$.16	$1.53	$1.76

Pro forma	$1.55	$.00	$.11	$1.30	$1.55

See further discussion on our stock options under Note 9. “Stockholders’ Equity”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Adopted and Other Recently Issued Statements of Financial Accounting Standards
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, and Amendment of Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material effect on our consolidated financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for us in fiscal year 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial statements.
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
Reclassifications
     We have made reclassifications to the two-month periods ended December 31, 2004 and 2003, and the years ended October 31, 2004 and 2003 financial statements to conform them to the fiscal year ended December 30, 2005 presentation. These reclassifications have no effect on consolidated net income, stockholders’ equity and net cash flows.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. PROPERTY AND EQUIPMENT
  Property and equipment consists of the following:

	December 30,	December 31,
	2005	2004
	(In thousands)
Equipment	$156,893	$153,278
Furniture and fixtures	21,469	20,855
Leasehold improvements	41,676	32,893
Construction in progress	4,660	4,328

	224,698	211,354
Accumulated depreciation and amortization	(120,950)	(105,228)

	103,748	106,126

Capital leases(1)	100,275	81,962
Accumulated amortization	(57,553)	(45,181)

	42,722	36,781

Property and equipment at cost, net	$146,470	$142,907

(1)	Our capital leases consist primarily of equipment and furniture and fixtures.
     As of December 30, 2005 and December 31, 2004, we capitalized internal-use software development costs of $61.0 million and $58.9 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  Property and equipment is depreciated by using the following estimated useful lives:

Estimated Useful Lives
Equipment	4 - 10 years
Capital leases	3 - 10 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	6 months - 20 years
  Depreciation expense of property and equipment were as follows:

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
			(In millions)
Depreciation expense of property and equipment	$36.0	$6.4	$6.7	$38.3	$39.9
NOTE 3. PURCHASED INTANGIBLE ASSETS AND GOODWILL
Purchased Intangible Assets
     Purchased intangible assets is comprised of customer backlog, software acquired, and favorable leases as a result of the EG&G acquisition. As of December 30, 2005 and December 31, 2004, the cost and accumulated amortization of our purchased intangible assets were as follows:

			Favorable
	Backlog	Software	Leases	Total
		(In thousands)
As of December 30, 2005
Purchased intangible assets	$10,766	$3,900	$950	$15,616
Less: accumulated amortization	5,915	3,900	422	10,237

Purchased intangible assets, net	$4,851	$—	$528	$5,379

As of December 31, 2004
Purchased intangible assets	$10,600	$3,900	$950	$15,450
Less: accumulated amortization	4,337	3,068	296	7,701

Purchased intangible assets, net	$6,263	$832	$654	$7,749

     The Purchased intangible assets are amortized using the straight-line method based on the estimated useful life of the intangible assets. Amortization expenses of our purchased intangible assets were as follows:

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
	(In millions)
Amortization expenses of our purchased intangible assets	$2.5	$0.5	$0.5	$3.1	$4.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents the estimated future amortization expense of purchased intangible assets:

	Estimated future amortization expenses
		Favorable
	Backlog	Leases	Total
		(In thousands)
2006	$1,435	$107	$1,542
2007	835	97	932
2008	471	97	568
2009	328	97	425
2010	313	97	410
Thereafter	1,469	33	1,502

	$4,851	$528	$5,379

Goodwill
     As of December 30, 2005 and December 31, 2004, our consolidated goodwill balances were $986.6 million and $1,004.7 million, respectively. The net change of $18.1 million for the 2005 fiscal year was due to:
•	an increase of $1.5 million from our August 2005 acquisition of Austin Ausino, a small engineering and project management firm based in China; offset by

•
During the fourth quarter of 2005, we recorded adjustments to goodwill related to an August 2002 acquisition to correct deferred tax assets recorded in connection with purchase accounting. We believe that the effect of these adjustments were not material to our financial position or results of operations for any prior periods or to the fourth quarter or full year of 2005. At December 30, 2005, these adjustments reduced goodwill by approximately $19.6 million, decreased long-term deferred tax liabilities by $14.6 million and increased 2005 income tax expense by $3.6 million.

NOTE 4. INCOME TAXES
     The components of income tax expense are as follows:

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
			(In thousands)
Current:
Federal	$37,711	$—	$2,659	$28,713	$22,898
State and local	11,240	171	574	6,196	4,632
Foreign	2,688	433	196	2,111	4,251

Subtotal	51,639	604	3,429	37,020	31,781

Deferred:
Federal	8,522	1,080	68	1,056	5,478
State and local	853	130	9	128	770
Foreign	(654)	(694)	124	1,336	701

Subtotal	8,721	516	201	2,520	6,949

Total income tax expense	$60,360	$1,120	$3,630	$39,540	$38,730

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The income (loss) before income taxes, by geographic area, is as follows:

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
			(In thousands)
Income (loss) before income taxes:
United States	$134,223	$4,934	$8,630	$94,956	$88,162
International	8,612	(2,651)	448	6,288	8,672

Total income before income taxes	$142,835	$2,283	$9,078	$101,244	$96,834

     As of December 30, 2005, for federal income tax purposes, we had available domestic net operating loss (“NOL”) of $3.0 million. Utilization of the NOL is limited pursuant to Section 1503 of the Internal Revenue Code and will be utilized against the income of our insurance company subsidiary. This NOL will be carried forward and will expire in fiscal year 2022. We also have $20.0 million of foreign NOLs available, which will expire at various dates. These foreign NOLs are available only to offset income earned in foreign jurisdictions.
     While the domestic NOL partially offset income that would otherwise be taxable for federal income tax purposes, for state tax purposes, such amounts are only available to offset state tax in some jurisdictions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The significant components of our deferred tax assets and liabilities are as follows:
     Deferred tax assets/(liabilities) resulting from:

			As of October 31,
	December 30,	December 31,
	2005	2004	2004	2003
		(In thousands)
Current:
Receivable allowances	$5,185	$6,429	$6,049	$5,566
Net operating losses	—	2,411	—	3,268
Revenue from partnerships and limited liability companies	2,118	435	435	(44)
Foreign subsidiaries’ accruals	1,976	—	—	—
Estimated loss accruals	12,042	8,365	7,878	5,230
State income taxes	2,575	12	2,014	2,017
Payroll-related accruals	13,539	21,006	20,609	13,573
Other	3,395	1,579	1,437	1,845

Current deferred tax assets	40,830	40,237	38,422	31,455

Revenue retentions	(547)	(425)	(405)	(393)
Prepaid expenses	(2,865)	(3,395)	(810)	(472)
Costs and accrued earnings in excess of billings on contracts in process	(18,742)	(11,735)	(14,997)	(11,931)

Current deferred tax liabilities	(22,154)	(15,555)	(16,212)	(12,796)

Net current deferred tax assets	$18,676	$24,682	$22,210	$18,659

Non-Current:
Deferred compensation and pension liabilities	$21,756	$5,982	$8,538	$5,475
Self-insurance contingency accrual	8,785	7,471	7,567	5,966
Foreign tax credit	5,470	2,839	2,839	1,006
Income tax credits	2,405	3,417	3,418	999
Rental accrual	5,937	2,350	2,354	2,801
Net operating losses	7,718	11,007	10,314	7,225
Other reserves	8,745	—	—	—
Other	2,736	1,557	1,557	—

Net non-current deferred tax assets	63,552	34,623	36,587	23,472

Acquisition liabilities	(2,019)	(3,383)	(3,341)	(4,733)
Goodwill amortization	(46,701)	(37,716)	(36,181)	(27,015)
Depreciation and amortization	(25,920)	(24,440)	(24,793)	(24,778)
Self-insurance accrual	(1,352)	(1,443)	(1,443)	(474)
Accumulated accretion	(2,280)	(1,595)	(1,481)	—
Insurance subsidiary basis difference	(2,357)	(3,599)	(3,599)	(1,465)
Other accruals	(2,708)	(2,820)	(2,824)	(3,277)

Non-current deferred tax liabilities	(83,337)	(74,996)	(73,662)	(61,742)

Net non-current deferred tax liabilities	$(19,785)	$(40,373)	$(37,075)	$(38,270)

     Our deferred tax assets arose from temporary differences in the recognition of accruals, primarily compensation and loss-related accruals, available NOLs and allowances for doubtful accounts. Our current deferred tax assets at December 30, 2005 increased slightly from the balance at October 31, 2004 due to an increase in various loss accruals, which was offset by a decrease in payroll-related accruals. Our current deferred tax liabilities primarily arose from temporary differences in the recognition of costs and accrued earnings in excess of billings on contracts in process, which increased as of December 30, 2005 compared to the balance as of October 31, 2004. Total tax deductible goodwill resulting from the Dames & Moore and EG&G acquisitions amounted to $350.1 million. As of December 30, 2005, $183.5 million of goodwill was unamortized for tax purposes. The difference between tax and

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financial statement cumulative amortization on tax deductible goodwill gave rise to a long-term deferred tax liability. Our net non-current deferred tax liabilities as of December 30, 2005 decreased from the balance at October 31, 2004 due to increases in deferred tax assets related to pension liabilities and reserves. These increases were greater than the increases in deferred tax liabilities related to tax deductible goodwill. During 2005 we performed analysis related to recent audit activities and historic fluctuations in foreign currency translation. As a result, we reduced our reserves for tax contingencies in the areas of transfer pricing, state and local taxes, and foreign exchange gains and losses.
     Historically, we have reported some deferred tax assets and liabilities in categories which may not have been adequately descriptive as to the nature of the book and tax difference, and some of these deferred tax assets and liabilities were previously reported on a net basis. We have now presented our deferred tax assets and liabilities on a gross basis and in categories that we believe provide improved visibility. The impact on prior years’ financial statements was not material; however, we elected to conform the presentation of all prior years’ deferred taxes to the current year’s presentation. This change also resulted in balance sheet reclassifications of deferred tax assets and liabilities. Our Current Deferred Tax Assets and Non-Current Deferred Tax Liabilities each increased by $4.1 million, $5.6 million, and $5.3 million at December 31, 2004, October 31, 2004, and October 31, 2003, respectively. These adjustments had no impact on our consolidated operating income, net income, earnings per share, or cash flows for any previous periods.
     Earnings from our foreign subsidiaries are indefinitely reinvested outside of our home tax jurisdiction and thus pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas,” we do not recognize a deferred tax liability for the tax effect of the excess of the book over tax basis of our investments in foreign subsidiaries and it is not practicable to calculate the amount of taxes that would be due upon remittance.
     The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

	Year Ended	Two Months Ended		Years Ended
	December 30,	December 31,		October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
	(In thousands)
Federal income tax expense based upon federal statutory tax rate of 35%	$49,992	$799	$3,177	$35,436	$33,892
Non-deductible meals and entertainment	1,648	225	401	1,397	893
Other non-deductible expenses	1,102	140	625	1,007	1,310
Federal and state tax credits	(1,616)	(214)	(478)	(1,549)	(1,393)
Foreign earnings taxed at rates lower than U.S. statutory rate	35	128	(5)	(30)	66
State taxes, net of federal benefit	9,913	141	383	4,270	4,550
Purchase price adjustment on acquisition	—	—	—	(1,496)	—
Other adjustments	(714)	(99)	(473)	505	(588)

Total income tax expense	$60,360	$1,120	$3,630	$39,540	$38,730

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. CURRENT AND LONG-TERM DEBT
     Current and long-term debt consists of the following:

	December 30,	December 31,
	2005	2004
	(In thousands)
Bank term loans, payable in quarterly installments	$270,000	$353,808
12 1/4% senior subordinated notes	—	10,000
11 1/2% senior notes due 2009 (net of discount and issue costs of $27 and $2,057)	2,798	127,943
Revolving line of credit	—	18,000
6 1/2% convertible subordinated debentures due 2012 (net of bond issue costs of $0 and $18)	—	1,780
Obligations under capital leases	36,187	32,032
Notes payable, foreign credit lines and other indebtedness	9,575	13,359

	318,560	556,922
Less:
Current portion of long-term debt	2,798	28,674
Current portion of notes payable	6,964	5,716
Current portion of capital leases	10,885	13,948

	$297,913	$508,584

Credit Facilities
New Credit Facility
     On June 28, 2005, we entered into a new credit facility (“New Credit Facility”) consisting of a 6-year term loan of $350.0 million and a 5-year Revolving Line of Credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of December 30, 2005, we had $270.0 million outstanding under the term loan, $68.9 million in letters of credit, and no amount outstanding under the Revolving Line of Credit.
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
     All loans outstanding under our New Credit Facility bear interest at either LIBOR or the bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of December 30, 2005, the LIBOR margin was 1.00% for both the term loan and Revolving Line of Credit. As of December 30, 2005, the interest rate on our term loan was 5.53%.
     A substantial number of our domestic subsidiaries are guarantors of the New Credit Facility on a joint and several basis. Initially, the obligations are collateralized by our guarantors’ capital stock. The collateralized

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations will be eliminated if we reach an investment grade credit rating of “Baa3” from Moody’s and “BBB-” from Standard & Poor’s. If our credit rating were to fall to or below “Ba2” from Moody’s or “BB” from Standard & Poor’s, we would be required to provide a secured interest in substantially all of our existing and subsequently acquired personal and real property, in addition to the collateralized guarantors’ capital stock. Although the capital stock of the non-guarantor subsidiaries are not required to be pledged as collateral, the terms of the New Credit Facility restrict the non-guarantors’ assets, with some exceptions, from being used as a pledge for future liens (a “negative pledge”). Moody’s upgraded our credit rating from “Ba2” to “Ba1” on June 20, 2005. On July 26, 2005, Standard & Poor’s upgraded our credit rating from “BB” to “BB+.” As of December 30, 2005, our credit rating remained the same.
     Our New Credit Facility contains financial covenants. We are required to maintain: (a) a maximum ratio of total funded debt to total capital of 40% or less and (b) a minimum interest coverage ratio of not less than 3 to 1. The interest coverage ratio is calculated by dividing consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in our New Credit Facility agreement, by consolidated cash interest expense.
     The New Credit Facility also contains customary events of default and customary affirmative and negative covenants, some of which are dependent upon our credit ratings and include, but are not limited to, limitations on mergers, consolidations, acquisitions, asset sales, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, capital leases, negative pledges, sale-leaseback transactions, indebtedness, contingent obligations and investments, and restrictions against dividend payments.
     Our obligations under our New Credit Facility and our 11 1/2% notes have been substantially guaranteed by all of our domestic subsidiaries. See further discussion at Note 14, “Supplemental Guarantor Information” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.
     As of December 30, 2005, we were in compliance with all the covenants of the New Credit Facility.
Old Credit Facility
     The old senior secured credit facility (“Old Credit Facility”) consisted of two term loans, term loan A and term loan B, and a revolving line of credit. The Old Credit Facility was terminated and repaid in full on June 28, 2005. As of December 31, 2004, we had $353.8 million in principal amounts outstanding under the term loan facilities with an interest rate of 4.42%. We had also drawn $18.0 million against the revolving line of credit and had outstanding standby letters of credit aggregating to $55.3 million, reducing the amount available to us under the revolving credit facility to $151.7 million.
Revolving Line of Credit
     Our revolving line of credit information is summarized as follows:

	Year Ended	Two Months Ended		Years Ended
	December 30,	December 31,		October 31,
	2005	2004	2003	2004	2003
	(Unaudited)
	(in Millions, except percentages)
Effective average interest rates paid on the revolving line of credit	6.3%	5.9%	5.5%	5.7%	6.1%
Average daily revolving line of credit balances	$2.4	$1.6	$8.2	$22.7	$20.5
Maximum amounts outstanding at any one point	$22.8	$18.0	$33.1	$74.6	$70.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Indebtedness
     11 1/2% Senior Notes (“11 1/2% notes”). As of December 30, 2005 and December 31, 2004, we had outstanding amounts of $2.8 million and $130.0 million, respectively, of the original outstanding principal, due 2009. On June 15, 2005, we accepted tenders for and retired $127.2 million of the 11 1/2% notes. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These notes are effectively subordinate to our New Credit Facility, capital leases and notes payable.
     The indenture governing our 11 1/2% notes was amended on June 30, 2005 to substantially eliminate all covenants and default provisions. As such, we were compliant with the remaining covenants as of December 30, 2005.
     Substantially all of our domestic subsidiaries fully and unconditionally guarantee our 11 1/2% notes on a joint and several basis. We have classified our 11 1/2% notes as current portion of long-term debt of our Consolidated Balance Sheets as we intend to redeem the remaining outstanding balance of our 11 1/2% notes on September 15, 2006 at the redemption price of 105.75% (expressed as a percentage of the principal amount of our 11 1/2% notes so redeemed), plus accrued and unpaid interest, if any, to the date of redemption. If redemption of our 11 1/2% occurred after September 15, 2006, the redemption price would be as follows:

Year	Redemption Price
2006	105.750%
2007	102.875%
2008	100.000%
     On May 14, 2004, we exercised the equity redemption clause of our 11 1/2% notes and redeemed $70.0 million of the original principal amount at a price of 111.50%.
     12 1/4% Senior Subordinated Notes (“12 1/4% notes”). On February 14, 2005, we retired the entire outstanding balance of $10 million of our 12 1/4% notes. As of December 31, 2004, we owed $10 million.
     6 1/2% Convertible Subordinated Debentures (“6 1/2% debentures”). On August 15, 2005, we retired the entire outstanding balance of $1.8 million of our 6 1/2% debentures. As of December 31, 2004, we owed $1.8 million.
     Notes payable, foreign credit lines and other indebtedness. As of December 30, 2005 and December 31, 2004, we had outstanding amounts of $9.6 million and $13.4 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of the notes were approximately 5.6% and 5.8% as of December 30, 2005 and December 31, 2004, respectively.
     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. As of December 31, 2004, we had $16.4 million in lines of credit available under these facilities, with $8.5 million outstanding. The interest rates were 6.6% and 8.6% as of December 30, 2005 and December 31, 2004, respectively.
Fair Value of Financial Instruments
     The fair values of the 11 1/2% notes and the 12 1/4% notes fluctuate depending on market conditions and our performance and at times may differ from their carrying values. On February 14, 2005, we retired the entire outstanding balance of $10.0 million on the 12 1/4% notes. On June 15, 2005, we retired 97.8% of the $130.0 million of

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the 11 1/2% notes, leaving $2.8 million outstanding. We believe that the fair value of our remaining 11 1/2% notes approximate their carrying value as of December 30, 2005. As of December 31, 2004, the total fair values of the 11 1/2% notes and the 12 1/4% notes were approximately $161.5 million.
Maturities
     As of December 30, 2005, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter are as follows:

(In thousands)
Less than one year	$9,762
Second year	1,668
Third year	20,507
Fourth year	47,521
Fifth year	115,032
Thereafter	87,883

$282,373

Costs Incurred for Extinguishment of Debt
     We incurred the following costs to extinguish the Old Credit Facility, 6 1/2% debentures, 11 1/2% notes, and 12 1/4% notes during the years ended December 30, 2005 and October 31, 2004. During the two months ended December 31, 2004 and 2003 and the year ended October 31, 2003, we did not extinguish any debt.

	Year Ended December 30, 2005
	Old Credit	6 1/2%	11 1/2%	12 1/4%
	Facility	Debentures	Notes	Notes	Total
	(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$6,012	$16	$7,528	$149	$13,705
Tender/Call premiums and expenses	—	—	18,813	613	19,426

Total	$6,012	$16	$26,341	$762	$33,131

	Year Ended October 31, 2004
	Old Credit	6 1/2%	11 1/2%	12 1/4%
	Facility	Debentures	Notes	Notes	Total
	(in thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$—	$—	$5,191	$3,286	$8,477
Call premiums	—	—	8,050	11,638	19,688

Total	$—	$—	$13,241	$14,924	$28,165

     The write-off of the pre-paid financing fees, debt issuance costs and discounts and the amounts paid for tender/call premiums and expenses are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. OBLIGATIONS UNDER LEASES
     Total rental expense included in operations for operating leases for the years ended December 30, 2005, October 31, 2004 and October 31, 2003, totaled $96.1 million, $91.9 million and $92.0 million, respectively. For the two months ended December 31, 2004 and 2003, total rental expense included in operations for operating leases were $16.5 million and $14.6 million, respectively. Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2022. Obligations under operating leases include building, office, and other equipment rentals. Obligations under capital leases include leases on vehicles, office equipment and other equipment.
     Obligations under non-cancelable lease agreements are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)
2006	$12,765	$86,303
2007	9,878	76,423
2008	8,430	65,022
2009	5,936	54,911
2010	2,302	47,154
Thereafter	1,521	85,952

Total minimum lease payments	$40,832	$415,765

Less: amounts representing interest	4,645

Present value of net minimum lease payments	$36,187

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents summarized financial information of our reportable segments. “Eliminations” in the following tables include elimination of inter-segment sales and elimination of investments in subsidiaries.

	December 30, 2005
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$801,440	$132,983	$1,084,127
EG&G Division	298,550	8,491	320,616

	1,099,990	141,474	1,404,743
Corporate	—	4,996	1,687,184
Eliminations	—	—	(622,479)

Total	$1,099,990	$146,470	$2,469,448

	December 31, 2004
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$728,850	$132,277	$941,476
EG&G Division	212,802	7,254	230,573

	941,652	139,531	1,172,049
Corporate	—	3,376	1,725,099
Eliminations	—	—	(589,400)

Total	$941,652	$142,907	$2,307,748

	For the Fiscal Year Ended December 30, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$2,556,700	$194,161	$32,354
EG&G Division	1,368,948	63,459	5,013
Eliminations	(8,083)	(507)	—

	3,917,565	257,113	37,367
Corporate	—	(82,691)	1,181

Total	$3,917,565	$174,422	$38,548

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Two Months Ended December 31, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$370,285	$5,565	$5,593
EG&G Division	197,004	8,059	1,218
Eliminations	(292)	—	—

	566,997	13,624	6,811
Corporate	—	(4,554)	98

Total	$566,997	$9,070	$6,909

	For the Two Months Ended December 31, 2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(Unaudited)
	(In thousands)
URS Division	$336,054	$17,542	$6,252
EG&G Division	153,709	8,926	907
Eliminations	(98)	—	—

	489,665	26,468	7,159
Corporate	—	(4,897)	41

Total	$489,665	$21,571	$7,200

	For the Fiscal Year Ended October 31, 2004
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$2,255,188	$168,160	$35,597
EG&G Division	1,129,772	54,914	5,403
Eliminations	(2,997)	—	—

	3,381,963	223,074	41,000
Corporate	—	(61,089)	407

Total	$3,381,963	$161,985	$41,407

	For the Fiscal Year Ended October 31, 2003
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$2,259,145	$166,705	$37,119
EG&G Division	927,569	47,862	6,381

	3,186,714	214,567	43,500
Corporate	—	(33,169)	488

Total	$3,186,714	$181,398	$43,988

     We define our segment operating income (loss) as total segment net income, before income tax and interest expense. Our long-lived assets primarily consist of our property and equipment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic areas
     Our revenues and net property and equipment at cost by geographic area are shown below.

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
	(In thousands)
Revenues
United States	$3,553,901	$514,325	$446,959	$3,073,517	$2,930,134
International	377,928	53,403	43,498	314,453	264,273
Eliminations	(14,264)	(731)	(792)	(6,007)	(7,693)

Total revenues	$3,917,565	$566,997	$489,665	$3,381,963	$3,186,714

     No individual foreign country contributed more than 10% of our consolidated revenues for the year ended December 30, 2005, the two months ended December 31, 2004 and 2003, and the years ended October 31, 2004 and 2003.

	December 30,	December 31,
	2005	2004
	(In thousands)
Property and equipment at cost, net
United States	$129,182	$128,262
International	17,288	14,645

Total Property and equipment at cost, net	$146,470	$142,907

Major Customers
     We have multiple contracts with the U.S. Army, which contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

	URS Division	EG&G Division	Total
	(In millions)
Year ended December 30, 2005
The U.S. Army (1)	$109.2	$682.2	$791.4

Two months ended December 31, 2004
The U.S. Army (1)	$17.1	$91.2	$108.3

Two months ended December 31, 2003 (Unaudited)
The U.S. Army (1)	$13.3	$69.8	$83.1

Year ended October 31, 2004
The U.S. Army (1)	$96.0	$490.7	$586.7

Year ended October 31, 2003
The U.S. Army (1)	$102.1	$348.3	$450.4

(1)	The U.S. Army includes U.S. Army Corps of Engineers

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

LSI is involved in a dispute relating to a tax assessment issued by the Saudi Arabian taxing authority against LSI of approximately $5.1 million for the years 1999 through 2002. LSI disagrees with the Saudi Arabian taxing authority’s assessment and is providing responses, additional information and documentation to the taxing authority. Despite LSI’s position on the taxing authority’s assessment, the Ministry inappropriately directed payment of a performance bond outstanding under the F-5 Contract in the amount of approximately $5.6 million. Banque Saudi Fransi paid the bond to the Ministry and thereafter filed a reimbursement claim against LSI in December 2004 in the United Kingdom’s High Court of Justice, Queen’s Bench Division, Commercial Court. LSI believes Banque Saudi Fransi’s payment of the performance bond amount was inappropriate and constituted a contractual violation of our performance bond agreement. In April 2005, LSI responded to the Banque Saudi Fransi’s claim and the Commercial Court granted Banque Saudi Fransi an application for summary judgment of approximately $5.6 million, plus attorney fees and interest. On October 25, 2005, LSI appealed this judgment to the Court of Appeal of England & Wales (Civil Division), which was granted on December 6, 2005, on the condition that LSI secured the judgment. LSI has satisfied this condition by providing Banque Saudi Fransi with a letter of credit covering the amount of the judgment. We accrued a charge of $7.0 million related to this matter during the year ended December 30, 2005. LSI intends to continue to vigorously defend this matter.

In November 2004, LSI filed a complaint against the Ministry in the United States District Court for the Western District of Texas for intentional interference with commercial relations caused by the Ministry’s wrongful demand of the performance bond. In addition, LSI’s complaint also asserts a breach of the F-5 Contract, unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable owed to LSI under the F-5 Contract, as well as other damages. In March 2005, the Ministry responded to LSI’s complaint by filing a motion to dismiss, which the District Court denied. In November 2005, the Ministry filed another motion to dismiss, in which the District Court responded to by ordering the parties to conduct further discovery. LSI intends to continue to vigorously pursue this matter.

•
Lebanon: Prior to our acquisition of Dames and Moore Group, Inc. in 1999, which included Radian International, LLC, a wholly-owned subsidiary (“Radian”), Radian entered into a contract to provide environmental remediation to a Lebanese company (“Solidere”) involved in the development and reconstruction of the central district of Beirut. Various disputes have arisen under this contract, including

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an allegation by Solidere that Radian defectively performed the contract resulting in the production of chemical and biological constituents, including methane gas, at the project site. The parties initially sought to resolve their disputes in an arbitration proceeding filed with the International Chamber of Commerce (“ICC”). During July 2004, an ICC arbitration panel ruled against Radian and ordered Radian to prepare a plan to, among other things, reduce the level of methane gas at the project site to the contract level, to pay approximately $2.4 million in attorney fees and other expenses to Solidere, and authorized Solidere to withhold project payments. As of December 30, 2005, Solidere had withheld project payments for which we have recorded accounts receivable and retainage amounting to $10.1 million included in our consolidated accounts receivable. In addition, Radian has deferred other costs amounting to $5.6 million included in our consolidated costs and accrued earnings in excess of billings on contracts in process and $3.2 million included in our consolidated other assets. Additional disputes have arisen regarding Radian’s compliance with the ICC arbitration panel’s July 2004 ruling. On January 20, 2006 Radian initiated a new ICC arbitration proceeding against Solidere due to Solidere’s non-cooperation that prevented Radian from complying with the ICC arbitration panel’s July 2004 ruling. Thereafter, on February 10, 2006, Solidere terminated Radian’s contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation, seeking to recover the cost to remediate the project site, damages resulting from delays to remediate the project site, as well as past and future legal costs. On February 20, 2006, Radian amended its January 20, 2006 arbitration proceeding request to include Solidere’s unwarranted termination of Radian’s contract. Radian intends to continue to vigorously defend this matter.

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

Prior to entering into the Solidere contract, Radian obtained a project-specific, $50 million insurance policy from Alpina Insurance Company (“Alpina”) with a $1 million deductible, which Radian believes is available to support the claims in excess of the deductible. The Solidere contract contains a $20 million limitation on damages which Solidere disputes. In October 2004, Alpina notified Radian of a denial of insurance coverage. Radian filed a breach of contract and bad faith claim against Alpina in the United States District Court for the Northern District of California in October 2004 seeking declaratory relief and monetary damages. In July 2005, Alpina responded to Radian’s claim by filing a motion to dismiss based on improper venue, which was granted by the District Court. The District Court’s decision, however, did not consider the underlying merits of Radian’s claim and Radian appealed the matter to the United States Court of Appeals for the Ninth Circuit in September 2005. Radian is involved in settlement discussions with Alpina and its other insurance carriers to resolve the matter and intends to continue to vigorously pursue this matter.

•
Tampa-Hillsborough County Expressway Authority: In 1999, URS Corporation Southern, a wholly-owned subsidiary, entered into an agreement (“Agreement”) with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design, project oversight and other support services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure in Tampa, Florida. In 2004, during construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries were reported at the time of the incident. The Authority has completed and is implementing a plan to remediate the damage to the Expressway. In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$120 million. Sufficient information is not currently available to assess liabilities associated with a remediation plan. URS Corporation Southern intends to continue to vigorously defend this matter.
     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate annually for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). These policies include self-insured claim retention amounts of $4.0 million, $7.5 million and $7.5 million, respectively. In some actions, parties may seek punitive and treble damages that substantially exceed our insurance coverage.
     Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date – even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.
     Although the outcome of our contingencies cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of our contingencies described above, individually or collectively, are likely to materially exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding contingencies is subject to inherent uncertainty and it is reasonably possible that such resolution could have an adverse effect on us.
     As of December 30, 2005, we had the following guarantee obligations and commitments:
     We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $6.5 million; however, it was temporarily increased to $11.5 million from December 19, 2005 through January 31, 2006, to address temporary working capital needs of the joint venture. It reverted back to the original amount of $6.5 million on February 1, 2006.
     We also maintain a variety of commercial commitments that are generally made to support provisions of our contracts. In addition, in the ordinary course of business, we provide letters of credit to clients and others against advance payments and to support other business arrangements. We are required to reimburse the issuers of letters of credit for any payments they make under the letters of credit.
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
     We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture. Currently, we have no indemnified claims.
NOTE 9. STOCKHOLDERS’ EQUITY
Authorized Common and Preferred Stock
     On July 23, 2003, we filed a Certificate of Elimination with the State of Delaware so that none of our authorized shares of our Series A Preferred Stock, Series B Exchangeable Convertible Preferred Stock (the “Series B Preferred Stock”), Series C Preferred Stock, Series D Senior Convertible Participating Preferred Stock (the “Series D

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Preferred Stock”), and Series E Cumulative Convertible Participating Preferred Stock (the “Series E Preferred Stock”) would be outstanding or issuable. In addition, on March 24, 2004, we filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware to increase the total authorized number of shares of all classes of our stock to one hundred million shares of common stock and three million shares of preferred stock. As of December 30, 2005 and December 31, 2004, we do not have any outstanding shares of preferred stock.
     On October 12, 1999, our stockholders approved the 1999 Equity Incentive Plan (“1999 Plan”). An aggregate of 1,500,000 shares of common stock initially were reserved for issuance under the 1999 Plan, and the 1999 Plan provides an automatic reload of shares every July 1 through 2009 equal to the lesser of 5% of the outstanding common stock or 1.5 million shares. As of December 30, 2005, we had reserved approximately 9.6 million shares and had issued options and restricted stock awards and units in the aggregate amount of approximately 7.1 million shares under the 1999 Plan.
     On March 26, 1991, the stockholders approved the 1991 Stock Incentive Plan (“1991 Plan”). The 1991 Plan provided for the grant of up to 3,310,000 restricted shares, stock units and options. When the 1999 Plan was approved, the remaining shares available for grant under the 1991 Plan were added to the 1999 Plan.
Common Shares
     On June 8, 2005, we sold 4,000,393 shares of our common stock through a public offering. The offering price of our common shares was $34.50 per share and the total offering proceeds to us were $130.3 million, net of underwriting discounts and commissions and other offering-related expenses of $7.8 million. We used the net proceeds from this common stock offering and cash available on hand to pay $127.2 million of the 11 1/2% notes and $18.8 million of tender premiums and expenses.
     During April 2004, we sold 8.1 million shares of our common stock through a public offering. The offering price of our common stock was $26.50 per share and the total offering proceeds to us were $204.3 million, net of underwriting discounts and commissions and other offering-related expenses of $10.5 million. We used the net proceeds from this common stock offering to pay down our 11 1/2% notes and our 12 1/4% notes.
Employee Stock Purchase Plan
     Our ESPP allowed eligible employees to purchase shares of common stock through payroll deductions of up to 10% of their compensation, subject to Internal Revenue Code limitations, at a price of 85% of the lower of the fair market value as of the beginning or the end of each of the six-month offering periods, which commences on January 1 and July 1 of each year. If the first or last day of the offering period ended on the non-trading day, the fair market value of the preceding day would be used as the purchase price of each share of common stock. Contributions are credited to each participant’s account on the last day of each offering period. Effective January 1, 2006, we modified our ESPP to allow employees to purchase common stock at a price of 95% of the fair market value as of the end of each of the six-month offering periods.
     For the years ended December 30, 2005, October 31, 2004, and October 31, 2003, employees purchased 549,967 shares, 637,570 shares and 787,483 shares under our ESPP, respectively. There were no ESPP shares recorded during the two months ended December 31, 2004 and 2003.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Awards and Units
     Due to the impacts associated with the adoption of SFAS 123(R), we have decided currently to issue restricted stock awards and units rather than stock options to selected employees in order to minimize the volatility of our stock-based compensation expense. Our restricted stock awards and units, net of cancellations, are summarized as follows:

	Year Ended	Two Months Ended
	December 30,	December 31,		Years Ended October 31,
			2003
	2005	2004	(Unaudited)	2004	2003
		(In thousands)
Restricted stock awards and units, net of cancellations	314	15	50	263	148
     We had 314 thousand shares of unvested restricted stock awards and units granted during the year ended December 30, 2005 and the weighted-average grant-date fair value of unvested restricted stock awards and units was $39.65.
Stock Incentive Plans
     Stock options expire in ten years from the date of grant and vest over service periods that range from three to five years.
     A summary of the status of the stock options granted under our Stock Incentive Plans for the fiscal year ended December 30, 2005, two months ended December 31, 2004, and the years ended October 31, 2004 and 2003, is presented below:

	Year Ended		Two Months Ended
	December 30, 2005		December 31, 2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	5,287,503	$20.84	5,616,109	$20.79
Granted	29,500	$30.33	25,143	$29.13
Exercised	(2,085,316)	$18.87	(267,505)	$19.80
Forfeited	(155,559)	$22.60	(86,244)	$22.89

Outstanding at end of period	3,076,128	$22.18	5,287,503	$20.84

Options exercisable at end of period	2,000,273	$21.38	3,028,835	$19.23
Weighted-average fair value of Options granted during the period		$15.94		$14.80

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended		Year Ended
	October 31, 2004		October 31, 2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,986,052	$18.75	4,570,540	$19.23
Granted	1,756,671	$24.46	667,964	$15.42
Exercised	(956,266)	$16.82	(80,867)	$13.32
Forfeited	(170,348)	$21.56	(171,585)	$21.15

Outstanding at end of year	5,616,109	$20.79	4,986,052	$18.75

Options exercisable at year-end	3,087,707	$19.09	3,010,733	$17.98
Weighted-average fair value of Options granted during the year		$13.09		$7.80
     The following table summarizes information about stock options outstanding at December 30, 2005, under our Stock Incentive Plans:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average			Average
Range of	Number	Remaining	Average	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$5.75 - $ 6.78	7,200	0.2	$6.75	7,200	$6.75
$6.78 - $10.17	9,167	7.2	$9.08	3,333	$8.68
$10.17 - $13.56	195,565	6.9	$12.93	97,811	$12.73
$13.56 - $16.95	220,008	4.2	$15.26	218,341	$15.27
$16.95 - $20.34	318,109	6.3	$18.42	236,613	$18.23
$20.34 - $23.73	880,100	6.2	$22.05	693,109	$22.07
$23.73 - $27.12	1,371,214	7.7	$25.30	719,763	$24.69
$27.12 - $30.51	55,000	8.8	$29.12	13,334	$28.44
$30.51 - $33.85	15,265	6.9	$31.65	10,769	$32.04
$33.85 - $37.61	4,500	9.5	$35.00	—	$—

	3,076,128			2,000,273

Comprehensive Income (Loss)
     The accumulated balances and reporting period activities related to each component of other comprehensive income (loss) are summarized as follows:

	Minimum Pension	Foreign Currency	Accumulated Other
	Liability Adjustments	Translation	Comprehensive
	(Net of Tax Effect)	Adjustments	Income (Loss)
	(In thousands)
Balances at October 31, 2002	$(2,838)	$(2,294)	$(5,132)
Fiscal year 2003 adjustments	(1,896)	6,122	4,226

Balances at October 31, 2003	(4,734)	3,828	(906)
Fiscal year 2004 adjustments	(2,189)	3,490	1,301

Balances at October 31, 2004	(6,923)	7,318	395
Transition period 2004 adjustments	4,141	1,882	6,023

Balances at December 31, 2004	(2,782)	9,200	6,418
Fiscal year 2005 adjustments	(4,493)	(5,910)	(10,403)

Balances at December 30, 2005	$(7,275)	$3,290	$(3,985)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. EMPLOYEE RETIREMENT PLANS
     Effective January 1, 2005, we have a single domestic defined contribution retirement plan, the URS Corporation 401(k) Plan (“401(k) Plan”). This 401(k) Plan covers all full-time employees who are at least 18 years of age. Employer contributions to this 401(k) Plan are made at the discretion of the Board of Directors. We made contributions of $15.9 million, $13.0 million, and $11.0 million to the 401(k) Plan during the years ended December 31, 2005, October 31, 2004 and October 31, 2003, respectively. For the two months ended December 31, 2004 and 2003, we did not make any contributions to the 401(k) Plan.
     Some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees. We made contributions in the amounts of approximately $6.0 million, $4.4 million and $5.1 million for the fiscal years ended December 30, 2005, October 31, 2004 and October 31, 2003, respectively. For the two months ended December 31, 2004 and 2003, we make contributions of $0.9 million and $1.2 million, respectively, to the contributory trustee retirement plans.
Executive Plan
     In July 1999, as amended and restated in September 2003, we entered into a Supplemental Executive Retirement Agreement with our Chief Executive Officer (the “Executive”) to provide an annual lifetime retirement benefit, which was fully earned as of December 30, 2005. Benefits are based on the Executive’s final average annual compensation and his age at the time of his employment termination. “Final average compensation” means the higher of (1) the sum of the Executive’s base salary plus target bonus established for him under our incentive compensation program during the selected consecutive 36 months in his final 60 months of employment in which that average was the highest and (2) $1,600,000. As there is no funding requirement for the Executive Plan, the benefit payable is “unfunded,” as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of the Employee Retirement Income Securities Act (“ERISA”). However, we are obligated to fund the benefit payable into a rabbi trust upon receiving a 15-day notice, his death or the termination of his employment for any reason. As of December 30, 2005 and December 31, 2004, there were no plan assets under the Executive Plan. We measure pension costs according to actuarial valuations and the projected unit credit cost method is used to determine pension cost for financial accounting purposes.
     Our estimates of benefit obligations and assumptions used to measure those obligations for the Executive Plan as of December 30, 2005 and December 31, 2004, are as follows:

	December 30,	December 31,
	2005	2004
	(In thousands, except
	percentages)
Change in projected benefit obligation (PBO):
PBO at beginning of the year	$10,456	$10,370
Service cost	—	—
Interest cost	523	86
Actuarial loss	200	—

PBO at the end of the year	$11,179	$10,456

Funded status reconciliation:
Projected benefit obligation	$11,179	$10,456
Unrecognized actuarial loss	(1,210)	(1,010)

Net amount recognized	$9,969	$9,446

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 30,	December 31,
	2005	2004
Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$11,179	$10,456
Accumulated other comprehensive income	(1,210)	(1,010)

Net amount recognized	$9,969	$9,446

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$200	$—
Accumulated benefit obligation	$11,179	$10,456

	December 30,	December 31,
	2005	2004
Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.0%	5.0%
Rate of compensation increase	5.0%	5.0%
Expected long-term rate of return on plan assets	N/A	N/A
Measurement dates	12/30/2005	10/31/2004
     Components of net periodic pension costs for the year ended December 30, 2005, two months ended December 31, 2004, and the years ended October 31, 2004, and October 31, 2003 are as follows:

		Two Months
	Year Ended	Ended
	December 30,	December 31,	Years Ended October 31,
	2005	2004	2004	2003
	(In thousands)
Service cost	$—	$—	$911	$1,808
Interest cost	523	86	435	344
Recognized actuarial loss	—	—	—	112

Net periodic pension cost	$523	$86	$1,346	$2,264

Weighted-average assumptions used to determine net periodic pension cost at year-end:
Discount rate	5.0%	5.0%	5.0%	5.0%
Rate of compensation increase	5.0%	5.0%	5.0%	4.0%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A
Measurement dates	12/31/2004	10/31/2004	10/31/2003	10/31/2002

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     At December 30, 2005, the estimated future benefit payments to be paid out in the next ten years are as follows:

Estimated
future benefit
For fiscal years ending December 31,	payments
(in thousands)
2006	$—
2007	—
2008	12,941
2009	—
2010	—
Next 5 fiscal years thereafter	—

$12,941

Radian SERP and SCA
     In fiscal year 1999, we acquired and assumed some of the defined benefit pension plans and post-retirement benefit plans of Radian International, L.L.C. (“Radian”), which were transferred to our subsidiary, URS Corporation, a Nevada company. These benefit plans cover a selected group of Radian employees and former employees who will continue to be eligible to participate in these benefit plans.
     The Radian defined benefit plans include a Supplemental Executive Retirement Plan (“SERP”) and a Salary Continuation Agreement (“SCA”), which are intended to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The SERP and SCA provide benefits based on fixed amounts of historical compensation and therefore, increases in compensation do not need to be considered in our calculation of the projected benefit obligation or periodic pension cost related to these plans. As there is no funding requirement for the SERP and SCA, the benefit payable is “unfunded,” as that term is used in Sections 201(2), 301(a)(3), 401(a)(10) and 4021(a)(6) of ERISA. As of December 30, 2005 and December 31, 2004, there were no plan assets under the SERP and SCA and these plans are unfunded. However, at December 30, 2005 and 2004, we had designated and deposited $1.5 million and $2.3 million, respectively, in a grantor trust account for the SERP. Such trust does not cause the plan to cease to be “unfunded” for ERISA purposes, because the assets of the trust may be reached by creditors in the event of insolvency or bankruptcy of the plan sponsor. The decrease in our designated deposit balance from December 31, 2004 to December 30, 2005 was due to benefit payments made. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum age and years of service requirements. This post-retirement benefit program is also unfunded and the historical costs, accumulated benefit obligation and projected benefit obligation for this post-retirement benefit program are not significant. We measure pension costs according to actuarial valuations and the projected unit credit cost method is used to determine pension cost for financial accounting purposes.
     Our estimates of benefit obligations and assumptions used to measure those obligations for the SERP and SCA as of December 30, 2005 and December 31, 2004 are as follows:

	December 30,	December 31,
	2005	2004
	(In thousands, except
	percentages)
Change in PBO:
PBO at the beginning of the year	$11,063	$11,747
Service cost	2	—
Interest cost	582	104
Actuarial loss	889	—
Benefit paid	(975)	(788)

PBO at the end of the year	$11,561	$11,063

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 30,	December 31,
	2005	2004
	(In thousands, except
	percentages)

Change in plan assets:
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	975	788
Benefits paid	(975)	(788)

Fair value of the plan assets at the end of the year	$—	$—

Funded status reconciliation:
Projected benefit obligation	$11,561	$11,063
Unrecognized actuarial loss	(1,879)	(1,059)

Net amount recognized	$9,682	$10,004

Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$11,707	$11,216
Accumulated other comprehensive loss	(2,025)	(1,212)

Net amount recognized	$9,682	$10,004

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$804	$(9)
Accumulated benefit obligation	$11,561	$11,063

Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.70%	5.50%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A
Mortality	RP 2000	GAM 1983
Measurement date	12/30/2005	12/31/2004

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Components of net periodic pension costs for the year ended December 30, 2005, two months ended December 31, 2004, and the years ended October 31, 2004, and October 31, 2003 are as follows:

		Two Months
	Year Ended	Ended
	December 30,	December 31,	Years Ended October 31,
	2005	2004	2004	2003
	(In thousands, except percentages)
Service cost	$2	$—	$2	$2
Interest cost	582	104	710	713
Recognized actuarial loss (gain)	69	9	14	(8)

Net periodic pension cost	$653	$113	$726	$707

Weighted-average assumptions to determine net periodic pension cost for years ended:
Discount rate	5.70%	5.50%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A
Mortality	RP 2000	GAM 1983	GAM 1983	GAM 1983
Measurement date	12/31/2004	10/31/2004	10/31/2003	10/31/2002
     At December 30, 2005, the estimated future benefit payments to be paid out in the next ten years are as follows:

Estimated
future benefit
For fiscal years ending December 31,	payments
(in thousands)
2006	$993
2007	1,013
2008	1,021
2009	1,021
2010	1,017
Next 5 fiscal years thereafter	4,660

$9,725

EG&G Pension Plan
     In fiscal year 2002, we acquired EG&G and assumed the obligations of the EG&G pension plan and post-retirement medical plan (“EG&G post-retirement medical plan”) of EG&G Technical Services, Inc. These plans cover some of our hourly and salaried employees of the EG&G Division and a joint venture in which the EG&G Division participates.
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
valuations and the projected unit credit cost method is used to determine pension costs for financial accounting purposes.
     Our estimates of benefit obligations and assumptions used to measure those obligations for the EG&G pension plan at December 30, 2005 and December 31, 2004 are as follows:

	December 30,	December 31,
	2005	2004
	(In thousands, except
	percentages)
Change in PBO:
PBO at beginning of year	$151,490	$150,087
Service cost	6,923	1,025
Interest cost	8,070	1,434
Benefits paid	(5,640)	(839)
Actuarial loss (gain)	5,058	(217)

Benefit obligation at end of year	$165,901	$151,490

Change in plan assets:
Fair value of plan assets at beginning of year	$115,762	$110,074
Actual return on plan assets	6,124	6,579
Employer contributions	7,425	—
Benefits paid and expenses	(5,640)	(891)

Fair value of plan assets at end of year	$123,671	$115,762

Under funded status reconciliation:
Under funded status	$42,230	$35,728
Unrecognized net prior service cost	14,510	16,583
Unrecognized net actuarial loss	(28,475)	(21,096)

Net amount recognized	$28,265	$31,215

Amounts recognized in our balance sheet consist of:
Accrued benefit liability included in other long-term liabilities	$36,242	$31,215
Accumulated other comprehensive loss	(7,977)	—

Net amount recognized	$28,265	$31,215

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$7,977	$(4,664)
Accumulated benefit obligation	$159,914	$146,371

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.75%	5.75%
Rate of compensation increase	4.50%	4.50%
Measurement date	12/30/2005	12/31/2004
     Net periodic pension costs for the EG&G pension plan include the following components for the year ended December 30, 2005, two months ended December 31, 2004, and the years ended October 31, 2004 and October 31, 2003.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Two Months
	Year Ended	Ended
	December 30,	December 31,	Years Ended October 31,
	2005	2004	2004	2003
	(In thousands, except for percentages)
Service cost	$6,923	$1,025	$5,052	$6,148
Interest cost	8,070	1,434	8,014	8,030
Expected return on assets	(9,176)	(1,516)	(8,480)	(7,610)
Amortization of prior service cost	(2,073)	(345)	(1,728)	—
Recognized actuarial loss	731	298	102	—

Net periodic cost	$4,475	$896	$2,960	$6,568

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.75%	5.75%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets (1)	8.50%	8.50%	8.50%	8.50%
Measurement dates (2)	12/31/2004	10/31/2004	10/31/2003,	10/31/02
			12/31/2003

(1)	Our assumption used in determining the expected long-term rate of return on plan assets was based on an actuarial analysis. This analysis includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent analysis, our expected long-term rate of return assumption for our EG&G pension plan will remain at 8.5%.

(2)	We re-measured our EG&G pension plan at December 31, 2003 due to the plan amendment included above.

The EG&G pension plan asset allocations at December 30, 2005 and December 31, 2004 by asset category are as follows:

	December 30,	December 31,
	2005	2004
Asset Category:
Equity securities (1)	55.6%	100%
Fixed income securities	44.3%	—
Cash	0.1%	—

Total	100%	100%

(1)	Equity securities do not include our common shares at both December 30, 2005 and December 31, 2004, except for possible investments made indirectly through indexed mutual funds.
     We maintain our target allocation percentages based on our investment policy established for the EG&G pension plan, which is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objective of funding at or near to the projected benefit obligation. The current target asset allocation is as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current target
asset allocation
Fixed Income	45%
Domestic Equity	45%
Non-U.S. Equity	10%
     We made cash contributions of approximately $7.5 million during fiscal year 2005 and we expect to make cash contributions during fiscal year 2006 of approximately $7.0 million to the EG&G pension plan.
     At December 30, 2005, the estimated future benefit payments for the EG&G pension plan to be paid out in the next ten years are as follows:

Estimated
future benefit
For fiscal years ending December 31,	payments
(in thousands)
2006	$5,721
2007	6,230
2008	6,785
2009	7,282
2010	7,919
Next 5 fiscal years thereafter	51,377

$85,314

EG&G post-retirement medical plan
     Our estimates of benefit obligations and assumptions used to measure those obligations of the EG&G post-retirement medical plan at December 30, 2005 and December 31, 2004 are as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 30,	December 31,
	2005	2004
	(In thousands)
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$4,846	$4,779
Service cost	268	44
Interest cost	275	46
Benefits paid	(132)	3
Actuarial loss (gain)	62	(26)

Accumulated post-retirement benefit obligation at end of year	$5,319	$4,846

Change in plan assets:
Fair value of plan assets at beginning of year	$3,071	$2,924
Actual return on plan assets	145	173
Employer contributions	41	—
Benefits paid and expensed	(59)	(26)

Fair value of plan assets at end of year	$3,198	$3,071

Funded status reconciliation:
Under funded status	$2,121	$1,775
Unrecognized net loss	(1,450)	(1,346)

Net amount recognized	$671	$429

Amounts recognized in our balance sheets consist of
Accrued post-retirement benefit liability included in other long-term liabilities	$671	$429

Net amount recognized	$671	$429

	December 30,	December 31,
	2005	2004
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.75%	5.75%
Rate of compensation increase	N/A	N/A
Measurement date	12/30/2005	12/31/2004

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Net periodic pension and other post-retirement benefit costs include the following components for the year ended December 30, 2005, two months ended December 31, 2004, and the years ended October 31, 2004 and October 31, 2003.

	Year Ended	Two Months Ended
	December 30,	December 31,	Years Ended October 31,
	2005	2004	2004	2003
	(In thousands, except percentages)
Service cost	$268	$44	$254	$124
Interest cost	275	46	277	155
Expected return on assets	(261)	(41)	(290)	(252)
Recognized actuarial loss (gain)	73	15	8	(80)

Net periodic cost (benefit)	$355	$64	$249	$(53)

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.75%	5.75%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets (1)	8.50%	8.50%	8.50%	8.50%
Measurement dates	12/31/2004	10/31/2004	12/31/2004	10/31/2002

(1)	Our assumption used in determining the expected long-term rate of return on plan assets was based on an actuarial analysis. This analysis includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent analysis, our expected long-term rate of return assumption for our EG&G post-retirement medical plan will remain at 8.5%.

	December 30,	December 31,
	2005	2004
Assumed health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2009
     Assumed health care costs trend rates have a significant effect on the health care plan. A one percentage point change in assumed health care costs trend rates would have the following effects on net periodic cost for the fiscal year ended December 30, 2005 and the accumulated post-retirement benefit obligation as of December 30, 2005:

	1% Point
	Increase	Decrease
	(In thousands)
Effect on total of service and interest cost components	$3	$(2)
Effect on post-retirement benefit obligation	52	(47)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     EG&G post-retirement medical plan asset allocations at December 30, 2005 and December 31, 2004 by asset category are as follows:

	December 30,	December 31,
	2005	2004
Asset Category:
Equity securities (1)	55.6%	100%
Fixed income securities	44.3%	—
Cash	0.1%	—

Total	100%	100%

(1)	Equity securities do not include our common shares at both December 30, 2005 and December 31, 2004, except for possible investments made indirectly through indexed mutual funds.
     We maintain our target allocation percentages based on our investment policy established for the EG&G post-retirement medical plan, which is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objective of funding at or near to the accumulated post-retirement benefit obligation. The current target asset allocation is as follows:

Current target
asset allocation
Fixed income	45%
Domestic equity	45%
Non-U.S. equity	10%
     We currently expect to make approximately $0.2 million cash contributions to the EG&G post-retirement medical plan for fiscal year 2006. As of December 30, 2005, the estimated future benefit payments for EG&G post-retirement medical plan to be paid out in the next ten years are as follows:

Estimated
future benefit
For fiscal years ending December 30,	payments
(in thousands)
2006	$209
2007	243
2008	274
2009	316
2010	352
Next 5 fiscal years thereafter	2,281

$3,675

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. VALUATION AND ALLOWANCE ACCOUNTS
     Receivable allowances is comprised of an allowance for losses and an allowance for doubtful accounts. We determine these amounts based on historical experience and other currently available information. The following table summarizes the activities in the allowance for losses and doubtful accounts from the beginning of the periods to the end of the periods.

	Balance at
	the			Balance at
	Beginning of			the End of
	the Periods	Additions	Deductions	the Periods
	(In thousands)
Year ended December 30, 2005
Allowances for losses and doubtful accounts	$38,719	$36,466	$(30,892)	$44,293

Two months ended December 31, 2004
Allowances for losses and doubtful accounts	$37,292	$5,873	$(4,446)	$38,719

Year ended October 31, 2004
Allowances for losses and doubtful accounts	$33,106	$28,402	$(24,216)	$37,292

Year ended October 31, 2003
Allowances for losses and doubtful accounts	$30,710	$12,939	$(10,543)	$33,106
NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
     The following table sets forth selected quarterly financial data for the years ended December 30, 2005 and October 31, 2004 that is derived from audited consolidated financial statements. We also included the selected financial data for the two months ended December 31, 2004 and 2003. The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

	Fiscal 2005 Quarters Ended
	April 1	July 1	September 30	December 30
	(In thousands, except per share data)
Revenues	$922,000	$961,616	$962,940	$1,071,009	(1)
Gross Profit	$333,161	$340,999	$335,741	$352,126
Operating income	$44,619	$22,937	$53,740	$53,126
Income tax expense	$13,960	$5,060	$19,620	$21,720	(2)
Net income	$20,087	$7,617	$28,837	$25,934	(3)
Earnings per share:
Basic	$.46	$.17	$.59	$.52

Diluted	$.45	$.17	$.58	$.51

Weighted-average number of shares:
Basic	43,731	44,844	48,934	49,459

Diluted	44,823	46,158	50,116	50,401

(1)	Revenues, direct operating expenses and gross profit for the full year of 2005 include, out-of-period adjustments of $55.9 million, $52.3 million, and $3.7 million, respectively, related to an enhanced methodology used to quantify period end accrued expenses, including related sub-contractor accruals for reimbursable or re-billable items.
(2)	Refer to Note 3, “Purchased Intangible Assets and Goodwill” for discussion of an adjustment, which we believe to be immaterial, to goodwill and deferred income taxes related to an August 2002 acquisition, which increased our income tax expense by $3.6 million in the fourth quarter of 2005.
(3)	The net out-of-period items recorded in the fourth quarter of 2005 relating to the matters noted above and other individually immaterial adjustments was $0.9 million. The effect of these adjustments, in our opinion, is immaterial to our financial position, results of operations and cash flows for any interim or annual period presented in these financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Two Months Ended
	December 31,	December 31,
	2004	2003
	(In thousands, except per
	share data)
Revenues	$566,997	$489,665
Gross Profit	$197,470	$175,180
Operating income	$9,070	$21,571
Income tax expense	$1,120	$3,630
Net income	$1,163	$5,448
Earnings per share:
Basic	$.03	$.16

Diluted	$.03	$.16

Weighted-average number of shares:
Basic	43,643	33,682

Diluted	45,313	34,782

	Fiscal 2004 Quarters Ended
	January 31	April 30	July 31	October 31
	(In thousands, except per share data)
Revenues	$771,727	$864,651	$838,150	$907,435
Gross Profit	$284,214	$321,986	$308,769	$326,104
Operating income	$33,519	$51,488	$24,447	$52,531
Income tax expense	$5,720	$13,150	$4,880	$15,790
Net income	$8,577	$19,738	$7,300	$26,089
Earnings per share:
Basic	$.25	$.56	$.17	$.60

Diluted	$.24	$.54	$.17	$.59

Weighted-average number of shares:
Basic	33,836	35,200	43,052	43,467

Diluted	35,012	36,731	44,173	44,595

     Operating income is defined as income before income taxes and interest expense.
NOTE 13. RELATED PARTY TRANSACTIONS
     On January 19, 2005, affiliates of Blum Capital Partners, L.P. (collectively, “Blum Affiliates”) sold 2,000,000 shares of our common stock in an underwritten secondary offering, pursuant to a registration statement that we previously filed in accordance with the terms of an existing registration rights agreement. The general partner of Blum Capital Partners, L.P. was a member of our Board of Directors.
     On October 21, 2005, according to the terms of the registration rights agreement, Blum Affiliates requested that we register their remaining 3,580,907 shares of our common stock, which they sold on December 6, 2005.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SUPPLEMENTAL GUARANTOR INFORMATION
     We are required to provide supplemental guarantor information because substantially all of our domestic operating subsidiaries have guaranteed our obligations under our 11 1/2% notes. Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.
     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our 11 1/2% notes. In addition, legal restrictions (including local regulations), and contractual obligations associated with secured loans (such as equipment financings at the subsidiary level) may preclude the subsidiary guarantors’ ability to pay dividends or make loans or other distributions to us.
     The following information sets forth our condensed consolidating balance sheets as of December 30, 2005 and December 31, 2004; our condensed consolidating statements of operations and comprehensive income for the fiscal year ended December 30, 2005, the two months ended December 31, 2004 and 2003, and the years ended October 31, 2004 and 2003; and our condensed consolidating statements of cash flows for the fiscal year ended December 30, 2005, two months ended December 31, 2004 and December 31, 2003, and the years ended October 31, 2004 and 2003. Entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Separate complete financial statements of our subsidiaries that guarantee our 11 1/2% notes would not provide additional material information that would be useful in assessing the financial composition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of December 30, 2005
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,207	$23,381	$60,802	$(40,845)	$101,545
Accounts receivable	—	522,741	107,599	—	630,340
Costs and accrued earnings in excess of billings on contracts in process	—	442,808	71,135	—	513,943
Less receivable allowances	—	(36,698)	(7,595)	—	(44,293)

Net accounts receivable	—	928,851	171,139	—	1,099,990
Deferred tax assets	18,676	—	—	—	18,676
Prepaid expenses and other assets	18,209	23,576	11,064	—	52,849

Total current assets	95,092	975,808	243,005	(40,845)	1,273,060
Property and equipment at cost, net	4,996	124,175	17,299	—	146,470
Goodwill	986,631	—	—	—	986,631
Purchased intangible assets, net	5,379	—	—	—	5,379
Investment in subsidiaries	622,479	—	—	(622,479)	—
Other assets	13,452	43,226	1,230	—	57,908

	$1,728,029	$1,143,209	$261,534	$(663,324)	$2,469,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$42,181	$211	$(40,845)	$1,547
Notes payable and current portion of long-term debt	3,333	17,077	237	—	20,647
Accounts payable and subcontractors payable	2,154	232,164	54,243	—	288,561
Accrued salaries and wages	5,498	172,328	18,999	—	196,825
Accrued expenses and other	27,326	46,967	8,111	—	82,404
Billings in excess of costs and accrued earnings on contracts in process	—	46,857	61,780	—	108,637

Total current liabilities	38,311	557,574	143,581	(40,845)	698,621
Long-term debt	271,415	25,857	641	—	297,913
Deferred tax liabilities	19,785	—	—	—	19,785
Other long-term liabilities	54,014	48,590	6,021	—	108,625

Total liabilities	383,525	632,021	150,243	(40,845)	1,124,944

Stockholders’ equity:
Total stockholders’ equity	1,344,504	511,188	111,291	(622,479)	1,344,504

	$1,728,029	$1,143,209	$261,534	$(663,324)	$2,469,448

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of December 31, 2004
			Subsidiary
		Subsidiary	Non-	Reclassifications
	Corporate	Guarantors	Guarantors	/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,982	$34,886	$14,329	$(190)	$108,007
Accounts receivable	—	491,294	88,659	—	579,953
Costs and accrued earnings in excess of billings on contracts in process	—	346,331	54,087	—	400,418
Less receivable allowances	—	(31,933)	(6,786)	—	(38,719)

Net accounts receivable	—	805,692	135,960	—	941,652
Deferred tax assets	24,682	—	—	—	24,682
Prepaid expenses and other assets	15,710	8,383	1,968	—	26,061

Total current assets	99,374	848,961	152,257	(190)	1,100,402
Property and equipment at cost, net	3,376	124,886	14,645	—	142,907
Goodwill	1,004,680	—	—	—	1,004,680
Purchased intangible assets, net	7,749	—	—	—	7,749
Investment in subsidiaries	589,400	—	—	(589,400)	—
Other assets	20,710	30,359	941	—	52,010

	$1,725,289	$1,004,206	$167,843	$(589,590)	$2,307,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$59,955	$11,106	$(190)	$70,871
Notes payable and current portion of long-term debt	29,116	17,582	1,640	—	48,338
Accounts payable and subcontractors payable	2,988	125,509	15,938	—	144,435
Accrued salaries and wages	4,158	147,431	19,415	—	171,004
Accrued expenses and other	21,656	32,614	5,644	—	59,914
Billings in excess of costs and accrued earnings on contracts in process	—	63,831	20,562	—	84,393

Total current liabilities	57,918	446,922	74,305	(190)	578,955
Long-term debt	483,933	24,601	50	—	508,584
Deferred tax liabilities	40,373	—	—	—	40,373
Other long-term liabilities	60,944	36,158	613	—	97,715

Total liabilities	643,168	507,681	74,968	(190)	1,225,627

Stockholders’ equity:
Total stockholders’ equity	1,082,121	496,525	92,875	(589,400)	1,082,121

	$1,725,289	$1,004,206	$167,843	$(589,590)	$2,307,748

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 30, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$3,435,756	$496,073	$(14,264)	$3,917,565
Direct operating expenses	—	2,244,417	325,385	(14,264)	2,555,538

Gross profit	—	1,191,339	170,688	—	1,362,027
Indirect, general and administrative expenses	82,691	948,073	156,841	—	1,187,605

Operating income (loss)	(82,691)	243,266	13,847	—	174,422
Interest expense	28,662	887	2,038	—	31,587

Income (loss) before income taxes	(111,353)	242,379	11,809	—	142,835
Income tax expense (benefit)	(47,056)	102,426	4,990	—	60,360

Income (loss) before equity in net earnings of subsidiaries	(64,297)	139,953	6,819	—	82,475
Equity in net earnings of subsidiaries	146,772	—	—	(146,772)	—

Net income	82,475	139,953	6,819	(146,772)	82,475
Other comprehensive loss:
Minimum pension liability adjustments, net of tax	(122)	(4,371)	—	—	(4,493)
Foreign currency translation adjustments	(5,910)	—	(5,910)	5,910	(5,910)

Comprehensive income	$76,443	$135,582	$909	$(140,862)	$72,072

	Two Months Ended December 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$514,325	$53,403	$(731)	$566,997
Direct operating expenses	—	339,799	30,459	(731)	369,527

Gross profit	—	174,526	22,944	—	197,470
Indirect, general and administrative expenses	4,554	158,302	25,544	—	188,400

Operating income (loss)	(4,554)	16,224	(2,600)	—	9,070
Interest expense	6,328	408	51	—	6,787

Income (loss) before income taxes	(10,882)	15,816	(2,651)	—	2,283
Income tax expense (benefit)	(5,338)	7,758	(1,300)	—	1,120

Income (loss) before equity in net earnings of subsidiaries	(5,544)	8,058	(1,351)	—	1,163
Equity in net earnings of subsidiaries	6,707	—	—	(6,707)	—

Net income (loss)	1,163	8,058	(1,351)	(6,707)	1,163
Other comprehensive income:
Minimum pension liability adjustments, net of tax benefit	—	4,141	—	—	4,141
Foreign currency translation adjustments	1,882	—	1,882	(1,882)	1,882

Comprehensive income	$3,045	$12,199	$531	$(8,589)	$7,186

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Two Months Ended December 31, 2003
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
			(Unaudited)
Revenues	$—	$446,959	$43,498	$(792)	$489,665
Direct operating expenses	—	292,239	23,038	(792)	314,485

Gross profit	—	154,720	20,460	—	175,180
Indirect, general and administrative expenses	4,897	128,642	20,070	—	153,609

Operating income (loss)	(4,897)	26,078	390	—	21,571
Interest expense	12,171	380	(58)	—	12,493

Income (loss) before income taxes	(17,068)	25,698	448	—	9,078
Income tax expense (benefit)	(6,824)	10,276	178	—	3,630

Income (loss) before equity in net earnings of subsidiaries	(10,244)	15,422	270	—	5,448
Equity in net earnings of subsidiaries	15,692	—	—	(15,692)	—

Net income	5,448	15,422	270	(15,692)	5,448
Other comprehensive income:
Foreign currency translation adjustments	(48)	—	(48)	48	(48)

Comprehensive income	$5,400	$15,422	$222	$(15,644)	$5,400

	Year Ended October 31, 2004
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$3,073,517	$314,453	$(6,007)	$3,381,963
Direct operating expenses	—	1,972,839	174,058	(6,007)	2,140,890

Gross profit	—	1,100,678	140,395	—	1,241,073
Indirect, general and administrative expenses	61,089	885,114	132,885	—	1,079,088

Operating income (loss)	(61,089)	215,564	7,510		161,985
Interest expense	57,658	1,861	1,222	—	60,741

Income (loss) before income taxes	(118,747)	213,703	6,288	—	101,244
Income tax expense (benefit)	(46,376)	83,460	2,456	—	39,540

Income (loss) before equity in net earnings of subsidiaries	(72,371)	130,243	3,832	—	61,704
Equity in net earnings of subsidiaries	134,075	—	—	(134,075)	—

Net income	61,704	130,243	3,832	(134,075)	61,704
Other comprehensive loss:
Minimum pension liability adjustments, net of tax benefit	1,531	(3,720)	—	—	(2,189)
Foreign currency translation adjustments	3,490	—	3,490	(3,490)	3,490

Comprehensive income	$66,725	$126,523	$7,322	$(137,565)	$63,005

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31, 2003
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$2,930,134	$264,273	$(7,693)	$3,186,714
Direct operating expenses	—	1,870,303	142,729	(7,693)	2,005,339

Gross profit	—	1,059,831	121,544	—	1,181,375
Indirect, general and administrative expenses	33,169	854,752	112,056	—	999,977

Operating income (loss)	(33,169)	205,079	9,488	—	181,398
Interest expense	80,227	3,521	816	—	84,564

Income (loss) before income taxes	(113,396)	201,558	8,672	—	96,834
Income tax expense (benefit)	(45,358)	80,623	3,465	—	38,730

Income (loss) before equity in net earnings of subsidiaries	(68,038)	120,935	5,207	—	58,104
Equity in net earnings of subsidiaries	126,142	—	—	(126,142)	—

Net income	58,104	120,935	5,207	(126,142)	58,104
Other comprehensive income:
Minimum pension liability adjustments, net of tax benefit	(270)	(1,626)	—	—	(1,896)
Foreign currency translation adjustments	6,122	—	6,122	(6,122)	6,122

Comprehensive income	$63,956	$119,309	$11,329	$(132,264)	$62,330

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 30, 2005
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$82,475	$139,953	$6,819	$(146,772)	$82,475

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,181	32,943	4,424	—	38,548
Amortization of financing fees	3,772	—	5	—	3,777
Costs incurred for extinguishment of debt	33,131	—	—	—	33,131
Provision for doubtful accounts	62	9,636	396	—	10,094
Deferred income taxes	8,721	—	—	—	8,721
Stock compensation	6,148	—	—	—	6,148
Tax benefit of stock compensation	14,969	—	—	—	14,969
Equity in net earnings of subsidiaries	(146,772)	—	—	146,772	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(62)	(132,795)	(28,775)	—	(161,632)
Prepaid expenses and other assets	(6,152)	(15,193)	(9,096)	—	(30,441)
Accounts payable, accrued salaries and wages and accrued expenses	101,548	17,937	47,022	13,018	179,525
Billings in excess of costs and accrued earnings on contracts in process	—	(16,973)	39,426	—	22,453
Other long-term liabilities	(6,930)	12,431	5,341	—	10,842
Other liabilities, net	5,139	(13,039)	2,745	(13,018)	(18,173)

Total adjustments and changes	14,755	(105,053)	61,488	146,772	117,962

Net cash from operating activities	97,230	34,900	68,307	—	200,437

Cash flows from investing activities:
Payment of business acquisition	—	—	(1,367)	—	(1,367)
Proceeds from disposal of property and equipment	—	2,213	23	—	2,236
Capital expenditures	(2,801)	(12,116)	(8,093)	—	(23,010)

Net cash from investing activities	(2,801)	(9,903)	(9,437)	—	(22,141)

Cash flows from financing activities:
Long-term debt principal payments	(572,781)	(5,350)	—	—	(578,131)
Long-term debt borrowings	350,806	276	328	—	351,410
Net payments under the lines of credit	(18,000)	—	(23)	—	(18,023)
Net change in book overdraft	—	(17,773)	(10,896)	(40,655)	(69,324)
Capital lease obligation payments	(284)	(12,791)	(279)	—	(13,354)
Short-term note borrowings	328	—	1,707	—	2,035
Short-term note payments	(416)	(864)	(3,234)	—	(4,514)
Proceeds from common stock offering, net of related expenses	130,251	—	—	—	130,251
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	38,942	—	—	—	38,942
Tender and call premiums paid for debt extinguishment	(19,426)	—	—	—	(19,426)
Payments for financing fees	(4,624)	—	—	—	(4,624)

Net cash from financing activities	(95,204)	(36,502)	(12,397)	(40,655)	(184,758)

Net increase (decrease) in cash and cash equivalents	(775)	(11,505)	46,473	(40,655)	(6,462)
Cash and cash equivalents at beginning of year	58,982	34,886	14,329	(190)	108,007

Cash and cash equivalents at end of year	$58,207	$23,381	$60,802	$(40,845)	$101,545

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Two Months Ended December 31, 2004
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,163	$8,058	$(1,351)	$(6,707)	$1,163

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	98	6,132	679	—	6,909
Amortization of financing fees	978	—	—	—	978
Provision for doubtful accounts	—	2,223	450	—	2,673
Deferred income taxes	827	—	—	—	827
Stock compensation	1,058	—	—	—	1,058
Tax benefit of stock compensation	1,465	—	—	—	1,465
Equity in net earnings of subsidiaries	(6,707)	—	—	6,707	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	14,788	(7,075)	—	7,713
Prepaid expenses and other assets	(6,363)	2,358	(316)	—	(4,321)
Accounts payable, accrued salaries and wages and accrued expenses	25,482	(42,880)	6,100	(5,061)	(16,359)
Billings in excess of costs and accrued earnings on contracts in process	—	2,333	2,586	—	4,919
Other long-term liabilities	(268)	2,564	(122)	—	2,174
Other liabilities, net	88	622	29	5,061	5,800

Total adjustments and changes	16,658	(11,860)	2,331	6,707	13,836

Net cash from operating activities	17,821	(3,802)	980	—	14,999

Cash flows from investing activities:
Capital expenditures	(15)	(859)	(723)	—	(1,597)

Net cash from investing activities	(15)	(859)	(723)	—	(1,597)

Cash flows from financing activities:
Long-term debt principal payments	—	(990)	—	—	(990)
Long-term debt borrowings	—	21	—	—	21
Net borrowings under the lines of credit	12,750	—	—	—	12,750
Net change in book overdraft	(2,481)	11,887	1,373	(190)	10,589
Capital lease obligation payments	(46)	(3,629)	(49)	—	(3,724)
Short-term note borrowings	—	—	1,583	—	1,583
Short-term note payments	(26)	(53)	—	—	(79)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	5,188	—	—	—	5,188

Net cash from financing activities	15,385	7,236	2,907	(190)	25,338

Net increase in cash and cash equivalents	33,191	2,575	3,164	(190)	38,740
Cash and cash equivalents at beginning of year	25,791	32,311	11,165	—	69,267

Cash and cash equivalents at end of year	$58,982	$34,886	$14,329	$(190)	$108,007

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Two Months Ended December 31, 2003
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated
			(Unaudited)
Cash flows from operating activities:
Net income	$5,448	$15,422	$270	$(15,692)	$5,448

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	41	6,481	678	—	7,200
Amortization of financing fees	1,343	—	—	—	1,343
Provision for doubtful accounts	—	754	328	—	1,082
Deferred income taxes	674	—	—	—	674
Stock compensation	398	—	—	—	398
Tax benefit of stock compensation	200	—	—	—	200
Equity in net earnings of subsidiaries	(15,692)	—	—	15,692	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(30,177)	865	—	(29,312)
Prepaid expenses and other assets	(439)	1,614	(3,060)	—	(1,885)
Accounts payable, accrued salaries and wages and accrued expenses	(24,591)	(7,365)	3,381	48	(28,527)
Billings in excess of costs and accrued earnings on contracts in process	—	3,864	1,547	—	5,411
Other long-term liabilities	(246)	(158)	154	—	(250)
Other, net	308	(1,549)	(28)	(48)	(1,317)

Total adjustments and changes	(38,004)	(26,536)	3,865	15,692	(44,983)

Net cash from operating activities	(32,556)	(11,114)	4,135	—	(39,535)

Cash flows from investing activities:
Capital expenditures	(886)	(1,759)	(185)	—	(2,830)

Net cash from investing activities	(886)	(1,759)	(185)	—	(2,830)

Cash flows from financing activities:
Long-term debt principal payments	—	(275)	—	—	(275)
Long-term debt borrowings	—	20	—	—	20
Net borrowings under the line of credit	20,038	—	—	—	20,038
Net change in book overdraft	5,562	8,346	1,355	8,744	24,007
Capital lease obligation payments	(9)	(2,137)	(68)	—	(2,214)
Short-term note payments	—	(6)	—	—	(6)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	871	—	—	—	871
Payment for financing fees	(1,607)	—	—	—	(1,607)

Net cash from financing activities	24,855	5,948	1,287	8,744	40,834

Net increase (decrease) in cash and cash equivalents	(8,587)	(6,925)	5,237	8,744	(1,531)
Cash and cash equivalents at beginning of year	9,099	23,851	12,069	(8,744)	36,275

Cash and cash equivalents at end of year	$512	$16,926	$17,306	$—	$34,744

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2004
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$61,704	$130,243	$3,832	$(134,075)	$61,704

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	407	36,892	4,108	—	41,407
Amortization of financing fees	6,772	—	—	—	6,772
Costs incurred for extinguishment of debt	28,165	—	—	—	28,165
Provision for doubtful accounts	—	13,499	1,278	—	14,777
Deferred income taxes	(4,746)	—	—	—	(4,746)
Stock compensation	4,119	—	—	—	4,119
Tax benefit of stock compensation	4,117	—	—	—	4,117
Equity in net earnings of subsidiaries	(134,075)	—	—	134,075	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(54,888)	(25,758)	—	(80,646)
Prepaid expenses and other assets	(2,092)	6,727	(3,082)	—	1,553
Accounts payable, accrued salaries and wages and accrued expenses	114,115	(105,676)	13,559	1,620	23,618
Billings in excess of costs and accrued earnings on contracts in process	—	(10,741)	7,213	—	(3,528)
Other long-term liabilities	(6,246)	4,791	573	—	(882)
Other, net	507	819	(616)	(1,620)	(910)

Total adjustments	11,043	(108,577)	(2,725)	134,075	33,816

Net cash from operating activities	72,747	21,666	1,107	—	95,520

Cash flows from investing activities:
Capital expenditures	(1,333)	(14,124)	(3,559)	—	(19,016)

Net cash from investing activities	(1,333)	(14,124)	(3,559)	—	(19,016)

Cash flows from financing activities:
Long-term debt principal payments	(295,455)	(3,495)	—	—	(298,950)
Long-term debt borrowings	24,999	1,527	—	—	26,526
Net borrowings under the lines of credit	5,249	—	—	—	5,249
Capital lease obligation payments	(195)	(14,102)	(346)	—	(14,643)
Short-term note borrowings	—	—	1,540	—	1,540
Short-term note payments	(136)	(42)	(1,402)	—	(1,580)
Net change in book overdraft	2,481	17,030	1,756	8,744	30,011
Proceeds from common stock offering, net of related expenses	204,286	—	—	—	204,286
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	26,624	—	—	—	26,624
Call premiums paid for debt extinguishment	(19,688)	—	—	—	(19,688)
Payment for financing fees	(2,887)	—	—	—	(2,887)

Net cash used by financing activities	(54,722)	918	1,548	8,744	(43,512)

Net increase (decrease) in cash and cash equivalents	16,692	8,460	(904)	8,744	32,992
Cash and cash equivalents at beginning of year	9,099	23,851	12,069	(8,744)	36,275

Cash and cash equivalents at end of year	$25,791	$32,311	$11,165	$—	$69,267

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2003
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$58,104	$120,935	$5,207	$(126,142)	$58,104

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	488	40,011	3,489	—	43,988
Amortization of financing fees	7,496	—	—	—	7,496
Provision for doubtful accounts	—	9,167	(345)	—	8,822
Deferred income taxes	18,790	—	—	—	18,790
Stock compensation	4,187	—	—	—	4,187
Tax benefit of stock compensation	12	—	—	—	12
Equity in net earnings of subsidiaries	(126,142)	—	—	126,142	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	53,024	(11,178)	—	41,846
Prepaid expenses and other assets	(1,822)	(3,484)	4,259	—	(1,047)
Accounts payable, accrued salaries and wages and accrued expenses	194,605	(192,070)	689	(4,411)	(1,187)
Billings in excess of costs and accrued earnings on contracts in process	—	(10,767)	1,534	—	(9,233)
Other long-term liabilities	2,189	(1,970)	7		226
Other, net	(18,366)	19,882	(849)	4,411	5,078

Total adjustments	81,437	(86,207)	(2,394)	126,142	118,978

Net cash from operating activities	139,541	34,728	2,813	—	177,082

Cash flows from investing activities:
Capital expenditures	291	(14,385)	(4,152)	—	(18,246)

Net cash from investing activities	291	(14,385)	(4,152)	—	(18,246)

Cash flows from financing activities:
Long-term debt principal payments	(117,192)	(1,221)	—	—	(118,413)
Long-term debt borrowings	—	212	—	—	212
Net payments under the lines of credit	(27,259)	—	—	—	(27,259)
Capital lease obligation payments	(45)	(14,351)	(198)	—	(14,594)
Short-term note borrowings	—	77	1,180	—	1,257
Short-term note payments	(86)	(27)	(1,300)	—	(1,413)
Net change in book overdraft	(4,176)	383	(448)	(8,744)	(12,985)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	17,849	—	—	—	17,849

Net cash from financing activities	(130,909)	(14,927)	(766)	(8,744)	(155,346)

Net increase (decrease) in cash and cash equivalents	8,923	5,416	(2,105)	(8,744)	3,490
Cash and cash equivalents at beginning of year	176	18,435	14,174	—	32,785

Cash and cash equivalents at end of year	$9,099	$23,851	$12,069	$(8,744)	$36,275

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting. This section should be read in conjunction with the certifications and the PricewaterhouseCoopers report for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures
     Our CEO and CFO are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Management assessed our internal control over financial reporting as of December 30, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 30, 2005. We communicated the results of management’s assessment to the Audit Committee of our Board of Directors.

     Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited management’s assessment of the effectiveness of the company’s internal control over financial reporting at December 30, 2005 as stated in their report appearing under Item 8.
Inherent Limitations on Effectiveness of Controls
     The company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006 and from Item 4A—“Executive Officers of the Registrant” in Part I above.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference from the information under the captions “Executive Compensation,” “Employment Agreement,” “Compensation Committee Interlocks and Insider Participations,” “Report of the Compensation Committee on Executive Compensation for Fiscal Year 2005,” “Performance Measurement Comparison” and “Information about the Board of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Some of our officers, directors and employees may have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted and deferred stock and the payment of withholding taxes due with respect to such exercises and vesting. These officers, directors and employees may continue to dispose of shares of our common stock in this manner and for similar purposes. In addition, please see the information contained under the caption “Certain Relationships and Related Transactions,” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference from the information under the captions “Information about Our Independent Registered Public Accounting Firm,” and “Report of the Audit Committee for Fiscal Year 2005” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report.
(1)	Financial Statements and Supplementary Data
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004

•
Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended December 30, 2005, the two months ended December 31, 2004 and 2003, and the fiscal years ended October 31, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended December 30, 2005, the two months ended December 31, 2004, and the fiscal years ended October 31, 2004 and 2003

•	Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2005, the two months ended December 31, 2004 and 2003, and the fiscal years ended October 31, 2004 and 2003

•	Notes to Consolidated Financial Statements
(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits
3.1	Certificate of Incorporation of URS Corporation, filed as Exhibit 3.1 to our Form 10-K for the fiscal year ended October 31, 1991, and incorporated herein by reference.

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

4.2
Second Supplemental Indenture, dated as of June 15, 2005, by and between URS Corporation and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to our Form 8-K, dated June 16, 2005, and incorporated herein by reference.

4.3
Registration Rights Agreement, dated August 22, 2002, by and among URS Corporation, the Subsidiary Guarantors listed therein and Credit Suisse First Boston Corporation, entered into in connection with the 11 1/2% Senior Notes due 2009, filed as Exhibit 99.9 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.4	Form of URS Corporation 11 1/2% Senior Note due 2009, included as an exhibit to Exhibit 4.1, filed as Exhibit 99.7 to our Form 8-K, dated September 5, 2002, and incorporated herein by reference.

4.5
Form of URS Corporation 11 1/2% Senior Exchange Note due 2009, included as an exhibit to Exhibit 4.1, filed as Exhibit 99.7 to our Form 8-K, filed September 5, 2002, and incorporated herein by reference.

4.6
Credit Agreement, dated as of June 28, 2005, by and among URS Corporation, Credit Suisse, New York, as a co-lead arranger and administrative agent, Wells Fargo Bank, National Association, as a co-lead arranger and syndication agent, and the lenders named therein, filed as Exhibit 4.1 to our Form 8-K, dated June 30, 2005, and incorporated herein by reference.

4.7
Articles of Incorporation of Aman Environmental Construction, Inc., a California corporation (“Aman”), filed as Exhibit 3.2(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.8	Amended and Restated Bylaws of Aman, dated September 9, 2004, filed as Exhibit 4.1 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.9
Articles of Incorporation of Banshee Construction Company, Inc., a California corporation (“Banshee”), filed as Exhibit 3.3(1) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.10	Amended and Restated Bylaws of Banshee, dated September 9, 2004, filed as Exhibit 4.2 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.11
Articles of Incorporation of Cleveland Wrecking Company, a California corporation (“CWC”), filed as Exhibit 3.4(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.12	Amended and Restated Bylaws of CWC, dated September 9, 2004, filed as Exhibit 4.3 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.13
Certificate of Formation of URS Resources, LLC, a Delaware limited liability company (“URS Resources”), filed as Exhibit 3.5(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.14
Amended and Restated Limited Liability Company Agreement for URS Resources, dated September 9, 2004, filed as Exhibit 4.4 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.15
Certificate of Formation of Radian International LLC, a Delaware limited liability company (“Radian”), filed as Exhibit 3.7(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.16	Amended and Restated Limited Liability Company of Radian, dated September 9, 2004, filed as Exhibit 4.5 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.17
Certificate of Incorporation of Signet Testing Laboratories, Inc. a Delaware corporation (“Signet”), filed as Exhibit 3.8(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.18	Amended and Restated Bylaws of Signet, dated September 9, 2004, filed as Exhibit 4.6 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.19
Articles of Incorporation of URS Construction Services, Inc., a Florida corporation (“URS Construction”), filed as Exhibit 3.9(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.20	Bylaws of URS Construction, filed as Exhibit 3.9(ii) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.21
Certificate of Incorporation of URS Corporation, a Nevada corporation (“URS — Nevada”), filed as Exhibit 3.10(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.22	Amended and Restated Bylaws of URS — Nevada, filed as Exhibit 4.1 to our Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

4.23
Certificate of Incorporation of URS Corporation Great Lakes, a Michigan corporation (“URS Great Lakes”), filed as Exhibit 3.11(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.24	Amended and Restated Bylaws of URS Great Lakes, dated September 9, 2004, filed as Exhibit 4.8 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.25
Certificate of Incorporation of URS Corporation — Maryland, a Maryland corporation (“URS — Maryland”), filed as Exhibit 3.13(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.26	Amended and Restated Bylaws of URS — Maryland, dated September 9, 2004, filed as Exhibit 4.9 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.27
Certificate of Incorporation of URS Corporation — Ohio, an Ohio corporation (“URS — Ohio”), filed as Exhibit 3.14(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.28	Amended and Restated Bylaws of URS — Ohio, dated September 9, 2004, filed as Exhibit 4.10 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.29
Articles of Incorporation of URS Corporation Southern, a California corporation (“UCS”), filed as Exhibit 3.15(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.30	Amended and Restated Bylaws of UCS, filed as Exhibit 4.12(ii) to our Form S-3 ((Commission File No. 333-129266), dated October 27, 2005, and incorporated herein by reference.
4.31
Certificate of Incorporation of URS Group, Inc., a Delaware corporation (“URS Group”), filed as Exhibit 3.16(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.32	Amended and Restated Bylaws of URS Group, dated September 9, 2004, filed as Exhibit 4.12 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.33
Certificate of Incorporation of URS Holdings, Inc., a Delaware corporation (“URS Holdings”), filed as Exhibit 3.17(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.34	Amended and Restated Bylaws of URS Holdings, dated September 9, 2004, filed as Exhibit 4.13 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.35
Certificate of Incorporation of URS International, Inc., a Delaware corporation (“URS International”), filed as Exhibit 3.18(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.36	Amended and Restated Bylaws of URS International, dated September 9, 2004, filed as Exhibit 4.14 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.37
Certificate of Incorporation of Lear Siegler Services, Inc., a Delaware corporation (“Lear Siegler Services”), filed as Exhibit 3.19(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.38	Amended and Restated Bylaws of Lear Siegler Services, dated September 9, 2004, filed as Exhibit 4.15 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.39
Certificate of Incorporation of URS Operating Services, Inc., a Delaware corporation (“URS Operating Services”), filed as Exhibit 3.20(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.40	Amended and Restated Bylaws of URS Operating Services, dated September 9, 2004, filed as Exhibit 4.16 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.41
Certificate of Incorporation of EG&G Defense Materials, Inc., a Utah corporation (“EG&G Defense Materials”), filed as Exhibit 3.21(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.42	Amended and Restated Bylaws of EG&G Defense Materials, dated September 9, 2004, filed as Exhibit 4.17 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.43
Certificate of Incorporation of EG&G Technical Services, Inc., a Delaware corporation (“EG&G Technical Services”), filed as Exhibit 3.22(i) to our Registration Statement on Form S-4/A (Commission File No. 333-101330), dated March 5, 2003, and incorporated herein by reference.

4.44	Amended and Restated Bylaws of EG&G Technical Services, dated September 9, 2004, filed as Exhibit 4.18 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

4.45
Articles of Incorporation of E.C. Driver & Associates, Inc., a Florida corporation (“E.C. Driver”), filed as Exhibit 4.57 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.46	Bylaws of E.C. Driver, filed as Exhibit 4.58 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.47
Certificate of Incorporation of Lear Siegler Logistics International, Inc., a Delaware corporation (“Lear Siegler Logistics”), filed as Exhibit 4.59 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.48	Bylaws of Lear Siegler Logistics, filed as Exhibit 4.60 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.49
Certificate of Incorporation of Radian Engineering, Inc., a New York corporation (“Radian Engineering”), filed as Exhibit 4.61 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.50	Bylaws of Radian Engineering, filed as Exhibit 4.62 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.51
Certificate of Incorporation of URS Corporation AES, a Connecticut corporation (“URS AES”), filed as Exhibit 4.63 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.52	Bylaws of URS AES, and incorporated herein by reference.

4.53
Articles of Incorporation of URS Corporation Architecture-NC, P.C., a North Carolina corporation (“URS-ARCH NC”), filed as Exhibit 4.65 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.54	Bylaws of URS-ARCH NC, filed as Exhibit 4.66 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.55
Certificate of Incorporation of URS Corporation-New York, a New York corporation (“URS-New York”), filed as Exhibit 4.67 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.56	Bylaws of URS-New York, filed as Exhibit 4.68 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

4.57
Articles of Incorporation of URS Corporation — North Carolina, a North Carolina corporation (“URS-NC”), filed as Exhibit 4.1 to our Form 10-Q for the quarter ended July 1, 2005, and incorporated herein by reference.

4.58	Bylaws of URS-NC, filed as Exhibit 4.2 to our Form 10-Q for the quarter ended July 1, 2005, and incorporated herein by reference.

4.59
Articles of Incorporation of URS District Services, P.C., a District of Columbia professional corporation (“URS-DS”), filed as Exhibit 4.3 to our Form 10-Q for the quarter ended July 1, 2005, and incorporated herein by reference.

4.60	Bylaws of URS-DS, filed as Exhibit 4.4 to our Form 10-Q for the quarter ended July 1, 2005, and incorporated herein by reference.
4.61	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.
10.1*
Employee Stock Purchase Plan of URS Corporation, as amended and restated effective on September 8, 2005, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.2*	URS Corporation 1999 Equity Incentive Plan, as amended, effective July 12, 2004, filed as Exhibit 10.8 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

10.3*
Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996, filed as Exhibit 10.5 to our 1996 Form 10-K filed with the SEC on January 14, 1997, and incorporated herein by reference.

10.4*	Selected Executive Deferred Compensation Plan of URS Corporation, filed as Exhibit 10.3 to the 1990 Form S-1, and incorporated herein by reference.

10.5*
1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Stockholders, filed with the SEC on February 17, 1999, and incorporated herein by reference.

10.6*
2005 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended April 1, 2005, and incorporated herein by reference.

10.7*
2006 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan, filed as Exhibit 10.1 to our Form 8-K, dated ended February 16, 2006, and incorporated herein by reference.

10.8*	Non-Executive Directors Stock Grant Plan, as amended, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

10.9*
EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan, dated December 31, 2003, filed as Exhibit 10.3 to our Form 10-Q for the quarter ended January 31, 2004, and incorporated herein by reference.

10.10*
Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan, dated as of November 18, 2004, filed as Exhibit 10.3 to our Form 8-K, dated November 24, 2004, and incorporated herein by reference.

10.11*	Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan. FILED HEREWITH.
10.12*
Amended and Restated Employment Agreement, dated September 5, 2003, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.13*
URS Corporation Amended and Restated Supplemental Executive Retirement Agreement, dated as of September 5, 2003, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.14*
Amended and Restated Employment Agreement, dated May 31, 2005, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.1 to our Form 8-K, dated May 31, 2005, and incorporated herein by reference.

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

10.17*
Second amendment to Employment Agreement, dated August 20, 2004, between URS Corporation and Joseph Masters, filed as Exhibit 10.17 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

10.18*
Fourth Amendment to Employment Agreement, dated as of November 15, 2005, between URS Corporation and Joseph Masters, filed as Exhibit 10.1 to our Form 8-K, dated November 18, 2005, and incorporated herein by reference.

10.19*
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

10.23*	Employment Agreement, dated May 31, 2005, between URS Corporation and H. Thomas Hicks, filed as Exhibit 10.2 to our Form 8-K, dated May 31, 2005, and incorporated herein by reference.
10.26*
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

10.29*
Stock Option Agreement, dated as of November 5, 1999, by and between URS Corporation and Joseph Masters, filed as Exhibit 10.26 to our Form 10-K for the fiscal year ended October 31, 1999 and incorporated herein by reference.

10.30*
Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, by and between each of Martin M. Koffel, Kent P. Ainsworth and Joseph Masters and URS Corporation, reflecting grants dated as of April 25, 2001, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.31*
URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of September 5, 2003, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.30 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.32*
Form of Officer Indemnification Agreement filed as Exhibit 10.3 to our Form 10-Q for the quarter ended April 30, 2004, and incorporated herein by reference; dated as of March 23, 2004, between URS Corporation and each of Kent P. Ainsworth, Thomas W. Bishop, Reed N. Brimhall, Gary V. Jandegian, Susan Kilgannon and Joseph Masters; and dated as of November 19, 2004, between URS Corporation and Randall A. Wotring.

10.33*
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

10.37*
Revised form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 7,500 shares of common stock, Reed N. Brimhall for 7,500 shares of common stock and Gary Jandegian for 15,000 shares of common stock, filed as Exhibit 10.36 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

10.38*
Revised form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, adopted July 12, 2004 as the standard forms under the 1999 Equity Incentive Plan, executed as separate agreements between URS Corporation and each of Thomas W. Bishop for 10,000 shares of common stock, Reed N. Brimhall for 10,000 shares of common stock, and Gary Jandegian for 15,000 shares of common stock, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 1, 2005, and incorporated herein by reference.

10.39*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award, dated as of October 4, 2005, executed as separate agreements between URS Corporation and each of Martin M. Koffel for 55,000 shares of common stock, Kent P. Ainsworth for 15,000 shares of common stock, Thomas W. Bishop for 4,000 shares of common stock, Reed N. Brimhall for 2,500 shares of common stock, H. Thomas Hicks for 40,000 shares of common stock, Gary V. Jandegian for 7,500 shares of common stock, Joseph Masters for 3,500 shares of common stock, and Randall A. Wotring for 6,000 shares of common stock, filed as Exhibit 10.1 to our Form 8-K, dated as of October 7, 2005, and incorporated herein by reference.

10.40*	Form Nonstatutory Stock Option Agreement. FILED HEREWITH.

10.41*	Form Restricted Stock Award Agreement. FILED HEREWITH.

21.1	Subsidiaries of URS Corporation. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

24.1	Powers of Attorney of URS Corporation’s directors and officers. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006	URS Corporation
(Registrant)

/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN M. KOFFEL* (Martin M. Koffel)	Chairman of the Board of Directors and Chief Executive Officer	March 15, 2006
/s/ KENT P. AINSWORTH (Kent P. Ainsworth)	Executive Vice President, Chief Financial Officer and Secretary	March 15, 2006
/s/ REED N. BRIMHALL (Reed N. Brimhall)	Vice President, Controller and Chief Accounting Officer	March 15, 2006
/s/ H. JESSE ARNELLE* (H. Jesse Arnelle)	Director	March 15, 2006
/s/ BETSY J. BERNARD* (Betsy J. Bernard)	Director	March 15, 2006
/s/ ARMEN DER MARDEROSIAN* (Armen Der Marderosian)	Director	March 15, 2006
/s/ MICKEY P. FORET* (Mickey P. Foret)	Director	March 15, 2006
/s/ JOSEPH W. RALSTON* (Joseph W. Ralston)	Director	March 15, 2006
/s/ JOHN D. ROACH* (John D. Roach)	Director	March 15, 2006

Signature	Title	Date
/s/ WILLIAM D. WALSH* (William D. Walsh)	Director	March 15, 2006
*By /s/ Kent P. Ainsworth (Kent P. Ainsworth, Attorney-in-fact)
*By /s/ Reed N. Brimhall (Reed N. Brimhall, Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Description
10.11*	Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan. FILED HEREWITH.

10.40*	Form Nonstatatory Stock Option Agreement. FILED HEREWITH.

10.41*	Form Restricted Stock Award Agreement. FILED HEREWITH.

21.1	Subsidiaries of URS Corporation. FILED HEREWITH.

23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

24.1	Powers of Attorney of URS Corporation’s directors and officers. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

*Represents a management contract or compensatory plan or arrangement.