Form 10-Q
period 2006-03-31
URS CORP /NEW/
filed 2006-05-09
CIK 102379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to _____________
Commission file number 1-7567
URS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	94-1381538 (I.R.S. Employer Identification No.)

600 Montgomery Street, 26th Floor San Francisco, California (Address of principal executive offices)	94111-2728 (Zip Code)
(415) 774-2700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006

Common Stock, $.01 par value	51,153,514

URS CORPORATION AND SUBSIDIARIES
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue and business trends, future accounting and actuarial estimates, future stock-based compensation expenses, future outcomes of our legal proceedings, future maintenance of our insurance coverage, future guarantees and debt service, future pension contributions and liabilities, future capital resources, future effectiveness of our disclosure and internal controls and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our dependence on government appropriations and procurements; our ability to make accurate estimates; our ability to bid on, win and execute contracts; liability for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with changes in equity compensation; our leveraged position; our ability to service our debt; risks associated with international operations; project management and accounting software risks; terrorist and natural disaster risks; our relationships with our labor unions; and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 30, Risk Factors beginning on page 44, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except per share data)

	March 31, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents, including $27,435 and $61,319 of short-term money market funds, respectively	$59,666	$101,545
Accounts receivable, including retainage of $31,821 and $37,280, respectively	618,627	630,340
Costs and accrued earnings in excess of billings on contracts in process	546,666	513,943
Less receivable allowances	(44,697)	(44,293)

Net accounts receivable	1,120,596	1,099,990
Deferred tax assets	21,007	18,676
Prepaid expenses and other assets	59,265	52,849

Total current assets	1,260,534	1,273,060
Property and equipment at cost, net	147,727	146,470
Goodwill	988,100	986,631
Purchased intangible assets, net	4,953	5,379
Other assets	46,875	57,908

	$2,448,189	$2,469,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$1,536	$1,547
Notes payable and current portion of long-term debt	23,253	20,647
Accounts payable and subcontractors payable, including retainage of $13,376 and $13,323, respectively	262,840	288,561
Accrued salaries and wages	161,778	196,825
Accrued expenses and other	75,526	82,404
Billings in excess of costs and accrued earnings on contracts in process	112,564	108,637

Total current liabilities	637,497	698,621
Long-term debt	289,383	297,913
Deferred tax liabilities	19,404	19,785
Other long-term liabilities	114,607	108,625

Total liabilities	1,060,891	1,124,944

Commitments and contingencies (Note 5)
Minority interests	2,046	—
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 51,163 and 50,432 shares issued, respectively; and 51,111 and 50,380 shares outstanding, respectively	511	504
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	943,961	925,087
Accumulated other comprehensive loss	(6,307)	(3,985)
Retained earnings	447,374	423,185

Total stockholders’ equity	1,385,252	1,344,504

	$2,448,189	$2,469,448

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	March 31,	April 1,
	2006	2005
Revenues	$998,149	$922,000
Direct operating expenses	631,304	588,839

Gross profit	366,845	333,161
Indirect, general and administrative expenses	319,171	288,542

Operating income	47,674	44,619
Interest expense	5,135	10,572

Income before income taxes and minority interests	42,539	34,047
Income tax expense	17,993	13,960
Minority interests in income of consolidated subsidiaries, net of tax	358	—

Net income	24,188	20,087
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax (benefit)	(2,366)	—
Foreign currency translation adjustments	44	(666)

Comprehensive income	$21,866	$19,421

Earnings per share (Note 1):
Basic	$.48	$.46

Diluted	$.47	$.45

Weighted-average shares outstanding (Note 1):
Basic	50,302	43,731

Diluted	51,315	44,823

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
(In thousands)

	Three Months Ended
	March 31,	April 1,
	2006	2005
Cash flows from operating activities:
Net income	$24,188	$20,087

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,187	9,787
Amortization of financing fees	461	1,482
Costs incurred for extinguishment of debt	—	762
Provision for doubtful accounts	4,013	3,376
Deferred income taxes	(2,712)	1,342
Stock-based compensation	3,777	1,725
Excess tax benefits from stock-based compensation	(1,187)	—
Tax benefit of stock compensation	2,455	1,522
Minority interests in net income of consolidated subsidiaries	358	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(24,619)	(31,985)
Prepaid expenses and other assets	(5,829)	(3,500)
Accounts payable, accrued salaries and wages and accrued expenses	(67,225)	3,338
Billings in excess of costs and accrued earnings on contracts in process	3,927	6,109
Distributions from unconsolidated affiliates, net	15,503	5,638
Other long-term liabilities	2,945	251
Other liabilities, net	(4,781)	(6,394)

Total adjustments and changes	(63,727)	(6,547)

Net cash from operating activities	(39,539)	13,540

Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital lease	(5,146)	(3,962)

Net cash from investing activities	(5,146)	(3,962)

Cash flows from financing activities:
Long-term debt principal payments	(11,744)	(11,067)
Net borrowings (payments) under the lines of credit	2,461	(6,000)
Net change in book overdraft	(11)	(36,749)
Capital lease obligation payments	(3,058)	(3,511)
Short-term note borrowings	1,501	—
Short-term note payments	(180)	(1,614)
Excess tax benefits from stock-based compensation	1,187	—
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	12,650	9,508
Tender and call premiums paid for debt extinguishment	—	(613)
Payments for financing fees	—	(407)

Net cash from financing activities	2,806	(50,453)

Net increase (decrease) in cash and cash equivalents	(41,879)	(40,875)
Cash and cash equivalents at beginning of period	101,545	108,007

Cash and cash equivalents at end of period	$59,666	$67,132

Supplemental information:
Interest paid	$4,621	$9,715

Taxes paid	$6,129	$8,782

Equipment acquired through capital lease obligations	$5,054	$5,257

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
NOTE 1. BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES
Overview
     The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 29,400 employees providing services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and abroad.
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
     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. The results of operations for the three months ended March 31, 2006 are not indicative of the operating results for the full year or for future years.
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
Principles of Consolidation and Basis of Presentation
     Our financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). All intercompany transactions and accounts have been eliminated in consolidation. We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in unconsolidated joint ventures and our equity in their earnings are not material to our consolidated financial statements. Investments in unconsolidated joint ventures are accounted for using the equity method.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
Cash and Cash Equivalents/Book Overdraft
     We consider all highly liquid investments with acquisition date maturities of three months or less to be cash equivalents. At March 31, 2006 and December 30, 2005, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.
     At March 31, 2006 and December 30, 2005, cash and cash equivalents included $27.2 million and $43.5 million, respectively, held and used by our consolidated joint ventures.
Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options and unvested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock whereby the proceeds from assumed exercises are hypothetically used to repurchase treasury stock at the average market price for the period. Potentially dilutive shares of common stock outstanding include stock options, and unvested restricted stock awards and units, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). Diluted EPS is computed by dividing net income plus preferred stock dividends by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.
     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands, except per share
	data)
Numerator — Basic

Net income	$24,188	$20,087

Denominator — Basic
Weighted-average common stock shares outstanding	50,302	43,731

Basic earnings per share	$.48	$.46

Numerator — Diluted

Net income	$24,188	$20,087

Denominator — Diluted
Weighted-average common stock shares outstanding	50,302	43,731

Effect of dilutive securities
Stock options and restricted stock awards and units	1,013	1,092

	51,315	44,823

Diluted earnings per share	$.47	$.45

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     In our computation of diluted EPS, we excluded the following potential shares of issued and unexercised stock options, and unvested restricted stock awards and units, which have an anti-dilutive effect on EPS.

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	April 1, 2005
(In thousands)
Number of stock options and unvested restricted stock awards and units	2	52
Adoption of Statements of Financial Accounting Standards
Stock-Based Compensation
     We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflect the impact of SFAS 123(R); but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     Prior to our adoption of SFAS 123(R), we accounted for our stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) through the year ended December 30, 2005. Under APB 25, compensation expenses associated with employee stock awards were measured as the difference, if any, between the price to be paid by an employee and the fair value of the common stock on the grant date. We issued our employee stock awards at the market price of the grant date. Accordingly, we did not recognize any compensation expenses for the stock-based option awards issued under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Incentive Plans”). In accordance with a specific exception under APB 25, we also did not recognize any compensation expenses for stock issued to employees through our Employee Stock Purchase Plan (“ESPP”).
     In light of the impact associated with the adoption of SFAS 123(R), our current policy (as of the beginning of fiscal year 2006) is to issue restricted stock awards and units rather than stock options to selected employees in order to minimize the volatility of our stock-based compensation expense. We also revised the terms of our ESPP in order to maintain its status as a non-compensatory plan. Accordingly, we do not recognize any compensation expense for stock purchased by employees through our ESPP.
     Until the adoption of SFAS 123(R), we were required to disclose the pro-forma results of stock-based compensation expense as if the fair value method had been applied, as defined by the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”(“SFAS 148’).
     SFAS 123(R) also amended Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits from the exercises and vesting of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 to provide implementation guidance on SFAS 123(R). We have applied these provisions in our adoption of SFAS 123(R).

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method is a simplified method for establishing the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. We are in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.
     See Note 7, “Stock-Based Compensation,” for a further discussion.
NOTE 2. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	March 31,	December 30,
	2006	2005
	(In thousands)
Equipment	$159,840	$156,893
Furniture and fixtures	22,156	21,469
Leasehold improvements	44,049	41,676
Construction in progress	3,703	4,660

	229,748	224,698
Accumulated depreciation and amortization	(126,285)	(120,950)

	103,463	103,748

Capital leases (1)	104,751	100,275
Accumulated amortization	(60,487)	(57,553)

	44,264	42,722

Property and equipment at cost, net	$147,727	$146,470

(1)	Our capital leases consist primarily of equipment and furniture & fixtures.
     As of March 31, 2006 and December 30, 2005, we capitalized internal-use software development costs of $61.7 million and $61.0 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.
     Property and equipment is depreciated using the following estimated useful lives:

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	6 months – 20 years
     Depreciation expense related to property and equipment was $8.8 million and $9.1 million for the three months ended March 31, 2006 and April 1, 2005, respectively. Amortization expense related to purchased intangible assets was $0.4 million and $0.7 million for the three months ended March 31, 2006 and April 1, 2005, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
NOTE 3. EMPLOYEE RETIREMENT PLANS
Executive Plan
     In July 1999, as amended and restated in September 2003, we entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with our Chief Executive Officer (“CEO”) to provide an annual lifetime retirement benefit, which was fully earned as of March 31, 2006. We are currently in discussions with our CEO to extend the term of his employment agreement. The components of our net periodic pension costs related to the Executive Plan for the three months ended March 31, 2006 and April 1, 2005 were as follows:

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands)
Amortization of net loss	$8	$—
Interest cost	140	131

Net periodic benefit cost	$148	$131

Radian SERP and SCA
     URS maintains the Radian defined benefit plans, which include a Supplemental Executive Retirement Plan (“SERP”) and a Salary Continuation Agreement (“SCA”). They are intended to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the SERP and SCA for the three months ended March 31, 2006 and April 1, 2005 were as follows:

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands)
Amortization of net loss	$17	$18
Interest cost	157	145

Net periodic benefit cost	$174	$163

Final Salary Pension
     In fiscal year 1999, we acquired Dames & Moore Group, Inc. and assumed the Dames & Moore United Kingdom Final Salary Pension Fund (“Final Salary Pension Fund”), which was subsequently transferred to URS Corporation Limited, our wholly-owned subsidiary.
     During the quarter ended March 31, 2006, we recorded adjustments to properly reflect an outstanding pension liability related to the Final Salary Pension Fund. We do not believe that the impact of these adjustments was material to our financial position or results of operations for any prior period or to the first quarter of 2006.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The components of our net periodic pension costs relating to the Final Salary Pension Fund were as follows:

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands)
Service cost	$187	$248
Interest cost	217	210
Expected return on plan assets	(101)	(119)
Amortization of:
Transition obligation	20	22
Net loss	45	16

Net periodic benefit cost	$368	$377

EG&G Pension Plan
     The EG&G Division maintains a defined benefit pension plan (“EG&G pension plan”) and post-retirement medical plan (“EG&G post-retirement medical plan”). These plans cover some of the EG&G Division’s hourly and salaried employees as well as the EG&G employees of a joint venture in which the EG&G Division participates. The components of our net periodic pension and post-retirement benefit costs relating to the EG&G pension plan and the EG&G post-retirement medical plan were as follows:

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands)
Service cost	$1,825	$1,636
Interest cost	2,350	2,135
Expected return on plan assets	(2,300)	(2,292)
Amortization of:
Prior service cost	(525)	(518)
Net loss	425	406

Net periodic benefit cost	$1,775	$1,367

     We expect to make cash contributions during fiscal year 2006 of approximately $7.0 million to the EG&G pension plan.
EG&G Post-retirement Medical Plan

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands)
Service cost	$75	$70
Interest cost	76	69
Expected return on plan assets	(59)	(64)
Amortization of:
Net loss	—	20

Net periodic benefit cost	$92	$95

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
NOTE 4. CURRENT AND LONG-TERM DEBT
Credit Facility
     Our senior credit facility (“Credit Facility”) consists of a 6-year term loan of $350.0 million and a 5-year revolving line of credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of March 31, 2006, we had $260.0 million outstanding under the term loan, $72.7 million in letters of credit and no amount outstanding under the revolving line of credit.
     All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of March 31, 2006, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of March 31, 2006 and December 30, 2005, the interest rates on our term loan were 5.97% and 5.53%, respectively.
     As of March 31, 2006, we were in compliance with all of the covenants of our Credit Facility.
Revolving Line of Credit
     Our revolving line of credit information is summarized as follows:

	Three Months Ended	Year Ended
	March 31, 2006	December 30, 2005
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	7.3%	6.3%
Average daily revolving line of credit balances	$1.1	$2.4
Maximum amounts outstanding at any one point	$21.8	$22.8
Other Indebtedness
     11 1/2% Senior Notes (“11 1/2% notes”). As of March 31, 2006 and December 30, 2005, we had outstanding amounts of $2.8 million, of the original outstanding principal, due 2009. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The 11 1/2% notes are effectively subordinate to our Credit Facility, capital leases and notes payable. As of March 31, 2006, we were in compliance with all of the covenants of our 11 1/2% notes.
     Notes payable, foreign credit lines and other indebtedness. As of March 31, 2006 and December 30, 2005, we had outstanding amounts of $11.7 million and $9.6 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.3% and 5.6% as of March 31, 2006 and December 30, 2005, respectively.
     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of March 31, 2006, we had $12.7 million in lines of credit available under these facilities, with $3.9 million outstanding. As of December 30, 2005, we had $10.0 million in

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
lines of credit available under these facilities, with no amounts outstanding. The interest rates were 6.4% and 6.6% as of March 31, 2006 and December 30, 2005, respectively.
Fair Value of Financial Instruments
     The fair values of the 11 1/2% notes fluctuate depending on market conditions and our performance and at times may differ from their carrying values. We believe that the fair value of our remaining 11 1/2% notes approximate their carrying value in the amount of $2.8 million as of March 31, 2006 and December 30, 2005.
Maturities
     As of March 31, 2006, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter are as follows:

(In thousands)
Less than one year	$12,360
Second year	1,200
Third year	29,510
Fourth year	49,021
Fifth year	140,025
Thereafter	42,336

$274,452

Costs Incurred for Extinguishment of Debt
     The write-off of the pre-paid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income. We did not incur any costs related to the extinguishment of debt during the three months ended March 31, 2006. During the three months ended April 1, 2005, we incurred $0.8 million in costs to retire our 12 1/4% Senior Subordinated Notes as detailed below:

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
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

LSI is involved in a dispute relating to a tax assessment issued by the Saudi Arabian taxing authority against LSI of approximately $5.1 million for the years 1999 through 2002. LSI disagrees with the Saudi Arabian taxing authority’s assessment and is providing responses, additional information and documentation to the taxing authority. Despite LSI’s position on the taxing authority’s assessment, the Ministry directed payment of a performance bond outstanding under the F-5 Contract in the amount of approximately $5.6 million. Banque Saudi Fransi paid the bond to the Ministry and thereafter filed a reimbursement claim against LSI in December 2004 in the United Kingdom’s High Court of Justice, Queen’s Bench Division, Commercial Court. LSI believes Banque Saudi Fransi’s payment of the performance bond amount was inappropriate and constituted a contractual violation of our performance bond agreement. In April 2005, LSI responded to the Banque Saudi Fransi’s claim and the Commercial Court granted Banque Saudi Fransi an application for summary judgment of approximately $5.6 million, plus attorney fees and interest. The Court of Appeal of England & Wales (Civil Division) granted LSI an appeal of this judgement on December 6, 2005, on the condition that LSI secured the judgment. LSI has satisfied this condition by providing Banque Saudi Fransi with a letter of credit covering the amount of the judgment. The appeal is pending. We accrued a charge of $7.0 million related to this matter during the year ended December 30, 2005. LSI intends to continue to vigorously defend this matter.

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

•	Lebanon: Prior to our acquisition of Dames and Moore Group, Inc. in 1999, which included Radian International, LLC, a wholly-owned subsidiary (“Radian”), Radian entered into a contract to provide environmental remediation to a Lebanese company (“Solidere”) involved in the development and reconstruction of the central district of Beirut. Various disputes have arisen under this contract, including an allegation by Solidere that Radian defectively performed the contract resulting in the production of chemical and biological constituents,

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
including methane gas, at the project site. The parties initially sought to resolve their disputes in an arbitration proceeding filed with the International Chamber of Commerce (“ICC”). During July 2004, an ICC arbitration panel ruled against Radian and ordered Radian to prepare a plan to, among other things, reduce the level of methane gas at the project site to the contract level, to pay approximately $2.4 million in attorney fees and other expenses to Solidere, and authorized Solidere to withhold project payments. As of March 31, 2006, Solidere had withheld project payments for which we have recorded accounts receivable and retainage amounting to $10.1 million included in our consolidated accounts receivable. In addition, Radian has deferred other costs amounting to $5.6 million included in our consolidated costs and accrued earnings in excess of billings on contracts in process and $3.3 million included in our consolidated other assets. Additional disputes have arisen regarding Radian’s compliance with the ICC arbitration panel’s July 2004 ruling. On January 20, 2006, Radian initiated a new ICC arbitration proceeding against Solidere due to Solidere’s non-cooperation that prevented Radian from complying with the ICC arbitration panel’s July 2004 ruling. Solidere’s response to the arbitration request was due on March 24, 2006. However, on February 10, 2006, Solidere terminated Radian’s contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation, seeking to recover the cost to remediate the project site, damages resulting from delays to remediate the project site, as well as past and future legal costs. On February 20, 2006, Radian amended its January 20, 2006 arbitration proceeding request to include Solidere’s unwarranted termination of Radian’s contract. Radian intends to continue to vigorously defend this matter.

Solidere is also seeking damages for delays and drew upon an $8.5 million bank guarantee at Saradar Bank, Sh.M.L. (“Saradar”). In July 2004, Saradar filed a reimbursement claim in the First Court in Beirut, Lebanon to recover the $8.5 million bank guarantee from Radian and co-defendant Wells Fargo Bank, N.A. In February 2005, Radian responded to Saradar’s claim by filing a Statement of Defense in the First Court of Beirut. In April 2005, Saradar also filed a reimbursement claim against Solidere in the First Court of Beirut. Radian believes that the bank guarantee has expired and as a result, it was not obligated under the guarantee. Radian intends to continue to vigorously defend this matter.

Prior to entering into the Solidere contract, Radian obtained a project-specific, $50 million insurance policy from Alpina Insurance Company (“Alpina”) with a $1 million deductible, which Radian believes is available to support the claims in excess of the deductible. The Solidere contract contains a $20 million limitation on damages, which Solidere disputes. In October 2004, Alpina notified Radian of a denial of insurance coverage. Radian filed a breach of contract and bad faith claim against Alpina in the United States District Court for the Northern District of California in October 2004 seeking declaratory relief and monetary damages. In July 2005, Alpina responded to Radian’s claim by filing a motion to dismiss based on improper venue, which was granted by the District Court. The District Court’s decision, however, did not consider the underlying merits of Radian’s claim and Radian appealed the matter to the United States Court of Appeals for the Ninth Circuit in September 2005. Radian is involved in discussions with Alpina and its other insurance carriers to resolve the matter and intends to continue to vigorously pursue this matter.

•	Tampa-Hillsborough County Expressway Authority: In 1999, URS Corporation Southern, a wholly-owned subsidiary, entered into an agreement (“Agreement”) with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design, project oversight and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure (the “Expressway”) in Tampa, Florida. Also, URS Holdings, a wholly-owned subsidiary, entered into a subcontract agreement with an unrelated third party to provide geotechnical services in connection with the construction of roads to access the Expressway. In 2004, during

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries were reported at the time of the incident. The Authority has completed and is implementing a plan to remediate the Expressway. In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million. Sufficient information is not currently available to assess liabilities associated with a remediation plan. URS Corporation Southern and URS Holdings intend to continue to vigorously defend this matter.
     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for a 13-month period for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies each include a self-insured claim retention amount of $10.0 million each. In some actions, parties may seek punitive and treble damages that substantially exceed our insurance coverage.
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
     As of March 31, 2006, we had the following guarantee obligations and commitments:
     We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $6.5 million at March 31, 2006.
     We also maintain a variety of commercial commitments that are generally made to support provisions of our contracts. In addition, in the ordinary course of business, we provide letters of credit to clients and others to insure against advance payments and to support other business arrangements. We are required to reimburse the issuers of letters of credit for any payments they make under the letters of credit.
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
     These two segments operate under separate management groups and produce discrete financial information. Management also reviews the operating results of these two segments separately. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The information disclosed in our consolidated financial statements is based on the two segments that comprise our current organizational structure.
     The following table presents summarized financial information of our reportable segments. “Eliminations” in the following tables include elimination of inter-segment sales and elimination of investments in subsidiaries.

	March 31, 2006
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$844,726	$134,362	$1,094,441
EG&G Division	275,870	8,562	300,856

	1,120,596	142,924	1,395,297
Corporate	—	4,803	1,741,597
Eliminations	—	—	(688,705)

Total	$1,120,596	$147,727	$2,448,189

	December 30, 2005
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$801,440	$132,983	$1,084,127
EG&G Division	298,550	8,491	320,616

	1,099,990	141,474	1,404,743
Corporate	—	4,996	1,687,184
Eliminations	—	—	(622,479)

Total	$1,099,990	$146,470	$2,469,448

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended March 31, 2006
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$643,387	$42,332	$7,905
EG&G Division	360,357	15,321	1,038
Eliminations	(5,595)	(354)	—

	998,149	57,299	8,943
Corporate	—	(9,625)	244

Total	$998,149	$47,674	$9,187

	Three Months Ended April 1, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$608,069	$42,970	$8,331
EG&G Division	315,450	12,731	1,312
Eliminations	(1,519)	(97)	—

	922,000	55,604	9,643
Corporate	—	(10,985)	144

Total	$922,000	$44,619	$9,787

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.
Geographic areas
     Our revenues and net property and equipment at cost by geographic area are shown below.

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands)
Revenues
United States	$905,693	$834,768
International	94,191	88,097
Eliminations	(1,735)	(865)

Total revenues	$998,149	$922,000

     No individual foreign country contributed more than 10% of our consolidated revenues for the three months ended March 31, 2006 and April 1, 2005.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	March 31,	December 30,
	2006	2005
	(In thousands)
Property and equipment at cost, net
United States	$129,737	$129,182
International	17,990	17,288

Total Property and equipment at cost, net	$147,727	$146,470

Major Customers
     We have multiple contracts with the U.S. Army, which contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

	URS Division	EG&G Division	Total
	(In millions)
Three months ended March 31, 2006
The U.S. Army (1)	$27.9	$183.5	$211.4

Three months ended April 1, 2005
The U.S. Army (1)	$25.6	$146.8	$172.4

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.
NOTE 7. STOCK-BASED COMPENSATION
     On October 12, 1999, our stockholders approved the 1999 Equity Incentive Plan (“1999 Plan”). An aggregate of 1.5 million shares of common stock initially were reserved for issuance under the 1999 Plan, and the 1999 Plan provides an automatic reload of shares every July 1 through 2009 equal to the lesser of 5% of the outstanding common stock or 1.5 million shares. On March 26, 1991, our stockholders approved the 1991 Stock Incentive Plan (“1991 Plan”). The 1991 Plan provided for the grant of up to 3.3 million restricted shares, stock units and options. When the 1999 Plan was approved, the remaining shares available for grant under the 1991 Plan were added to the 1999 Plan.
     As of March 31, 2006, we had reserved approximately 9.6 million shares and had issued options and restricted stock awards and units in the aggregate amount of approximately 7.3 million shares under the 1999 Plan.
     We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Accordingly, results of prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). Upon adoption of SFAS 123(R), we recorded (1) stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005 based on the fair value at the grant date in accordance with the original provisions of SFAS 123 and (2) compensation expense for the share-based payment awards granted between December 31, 2005 and March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We used the Black-Scholes option pricing model to measure the estimated fair value of stock-based option awards issued under our Stock Incentive Plans and our ESPP.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     We recognize stock-based compensation expense, net of estimated forfeitures, over the service period of the stock-based compensation awards on a straight-line basis. These stock-based compensation awards expire in ten years from the date of grant and vest over service periods that range from three to five years. SFAS 123(R) requires forfeitures to be estimated at the time of grant and re-measured at least annually in order to estimate the amount of share-based awards that will ultimately vest. We estimate the forfeiture rate based on our historical experience. For the three months ended March 31, 2006, our stock-based compensation expenses, which are included in the indirect, general, and administrative expenses (“IG&A”) of our Consolidated Statements of Operations and Comprehensive Income, were approximately $3.8 million, which consisted of stock-based compensation expense related to restricted stocks awards and units of $1.7 million, and stock options of $2.1 million. We allocated our stock-based compensation expenses entirely to IG&A expenses as the proportional expenses that would have been allocated to direct costs are not material. No stock-based compensation expense related to our ESPP was recognized during the three months ended March 31, 2006 because our ESPP qualifies as a non-compensatory plan under SFAS 123(R).
     As a result of adopting SFAS 123(R), for the three months ended March 31, 2006, our income before income taxes and net income were $2.1 million and $1.2 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. In addition, the impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share.
     Prior to the adoption of SFAS 123(R), we presented the tax benefits from exercises and vesting of stock-based compensation awards in operating cash flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation expense recognized for these stock-based compensation awards are classified as a financing cash inflow and as an operating cash outflow.
     Cash proceeds from employee option exercises and purchases by employees under our ESPP for the three months ended March 31, 2006 and April 1, 2005, were $12.7 million and $9.5 million, respectively. The total income tax benefit recognized in our net income for the stock-based compensation expense for the three months ended March 31, 2006 and April 1, 2005 was $1.1 million and $0.5 million, respectively.
Employee Stock Purchase Plan
     Effective January 1, 2006, we modified our ESPP to reduce the purchase discount of our common stock from 15% to 5% of the fair market value and to apply the discount only at the end of each of the six-month offering periods. Our revised ESPP qualifies as a non-compensatory plan under SFAS 123(R) because the purchase discount does not exceed the per-share issuance costs that would have been incurred through a public stock offering. Accordingly, we did not recognize any compensation expense for common stock purchased through our ESPP. Prior to adoption of SFAS 123(R), we also did not recognize any compensation expense for common stock issued to employees through our ESPP in accordance with a specific exception under APB 25.
Restricted Stock Awards and Units
     In light of the impact associated with the adoption of SFAS 123(R), our current policy as of the beginning of fiscal year 2006, is to issue restricted stock awards and units to selected employees, rather than stock options, in order to minimize the volatility of our stock-based compensation expense.
     We continue to record compensation expense related to restricted stock awards and units over the applicable vesting period as required previously under APB 25 and now under SFAS 123(R), and such compensation expense was measured at the fair market value of the restricted stock awards and units at the grant date. As of March 31, 2006, we had unrecognized stock-based compensation expense of

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     $24.3 million related to nonvested restricted stock awards and units. This expense is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the three months ended March 31, 2006 and April 1, 2005 were $4.9 million and $0.1 million, respectively. The grant date fair value of restricted stock awards and units granted were $0.1 million and $0.7 million, respectively, during the three months ended March 31, 2006 and April 1, 2005.
     A summary of status and changes of our nonvested restricted stock awards and units, according to the contractual terms, as of March 31, 2006 and during the three months ended March 31, 2006 is presented below:

	Three Months Ended
	March 31, 2006
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 30, 2005	519,818	$33.96
Granted	255,646	$41.39
Vested	(2,996)	$40.80
Forfeited	(8,125)	$30.39

Nonvested at March 31, 2006	764,343	$36.47

Stock Incentive Plans
     No stock options were granted during the three months ended March 31, 2006. A summary of the status and changes of the stock options under our Stock Incentive Plans, according to the contractual terms, as of March 31, 2006 and for the three months ended March 31, 2006 is presented below:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Term (in Years)	thousands)
Outstanding at December 30, 2005	3,076,128	$22.18
Exercised	(245,657)	$19.61
Forfeited	(38,194)	$22.80

Outstanding at March 31, 2006	2,792,277	$22.38	6.68	$49,892

Vested and expected to vest at March 31, 2006	2,761,687	$22.34	6.68	49,437

Options exercisable at end of period	1,865,884	$21.17	5.99	35,599

Weighted-average fair value of options granted during the period	—	$—
     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $40.25 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     A summary of status and changes of our nonvested stock options, according to the contractual terms, as of March 31, 2006 and during the three months ended March 31, 2006 is presented below:

	Three Months Ended
	March 31, 2006
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 30, 2005	1,075,855	$12.67
Vested	(110,836)	$6.55
Forfeited	(38,626)	$11.51

Nonvested at March 31, 2006	926,393	$13.43

     The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, for the three months ended March 31, 2006 was $5.6 million. As of March 31, 2006, we had unrecognized stock-based compensation expense of $7.6 million related to nonvested stock option awards. This expense is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the three months ended March 31, 2006 was $4.7 million.
     The following table summarizes information about stock options outstanding at March 31, 2006, under our Stock Incentive Plans:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average
Range of	Number	Remaining	Average	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$ 6.79 — $10.17	5,000	6.9	$8.68	5,000	$8.68
$10.18 — $13.56	159,798	6.7	$12.95	159,798	$12.95
$13.57 — $16.95	182,676	4.0	$15.29	181,009	$15.30
$16.96 — $20.34	286,192	6.0	$18.40	217,446	$18.28
$20.35 — $23.73	816,831	5.9	$22.05	634,391	$22.06
$23.74 — $27.12	1,267,015	7.5	$25.31	636,889	$24.67
$27.13 — $30.51	55,000	8.5	$29.12	18,334	$28.59
$30.52 — $33.85	15,265	6.6	$31.65	13,017	$31.81
$33.86 — $37.61	4,500	9.2	$35.00	—	$—

	2,792,277			1,865,884

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)
     For periods presented prior to the adoption of SFAS 123(R), we are required to disclose the pro forma results as if we had applied the fair value recognition provisions of SFAS 123. In prior periods, we used the Black-Scholes option pricing model to measure the estimated fair value of stock options and the ESPP and we accounted for forfeitures as they occurred. During the three months ended March 31, 2006, we did not issue employee stock options. The following assumptions were used to estimate stock option and ESPP compensation expense using the fair value method of accounting:

	Three Months Ended April 1, 2005
		Employee
	Stock Incentive	Stock Purchase
	Plans	Plan
Risk-free interest rate	4.3% - 4.6%	2.6%
Expected life	6.71 years	0.5 year
Volatility	45.08%	23.33%
Expected dividends	None	None
     If the compensation cost for awards under our Stock Incentive Plans and ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended April 1, 2005, prior to the adoption of SFAS 123(R). In addition, the actual effects on net income and EPS for the three months ended March 31, 2006 (after the adoption of SFAS 123(R)) are also presented below:

	Three Months Ended	Three Months Ended
	March 31, 2006	April 1, 2005
	(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$24,188	$20,087
Add: Total stock-based compensation expense as reported, net of tax	2,271	677
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	2,271	1,525

Pro forma net income	$24,188	$19,239

Denominator — Basic
Weighted-average common stock shares outstanding	50,302	43,731

Basic earnings per share:
As reported	$.48	$.46
Pro forma	$.48	$.44

Numerator — Diluted
Net income:
As reported	$24,188	$20,087
Add: Total stock-based compensation expense as reported, net of tax	2,271	677
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	2,271	1,525

Pro forma net income	$24,188	$19,239

Denominator — Diluted
Weighted-average common stock shares outstanding	51,315	44,823

Diluted earnings per share:
As reported	$.47	$.45
Pro forma	$.47	$.43

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
NOTE 8. Variable Interest Entities
     We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Some of our joint ventures are variable interest entities (“VIE”) as defined by FIN 46-R. Accordingly, beginning April 30, 2004, we began consolidating one of our joint ventures for which we are the primary beneficiary. We have not guaranteed any debt on behalf of this joint venture, nor do any of the creditors of this joint venture have recourse to our general credit. This joint venture provides design, engineering, construction and construction management services to its customers relating to specific technology involving flue gas desulfurization processes. The total revenues of this VIE were $41.3 million and $29.0 million for the three months ended March 31, 2006 and April 1, 2005, respectively. In addition, the following assets of this VIE as of March 31, 2006 and December 30, 2005 were consolidated into our financial statements:

	March 31,	December 30,
	2006	2005
	(In thousands)
Primary Beneficiary:
Cash	$27,213	$43,080
Net accounts receivable	35,514	24,280
Other assets	8,905	5,363

	$71,632	$72,723

     We have no material variable interests in VIEs for which we are not the primary beneficiary.
Minority Interests
     Minority interests represent the equity investment of minority owners in the income of joint ventures that we consolidate in our financial statements. We have historically included minority interest in other long-term liabilities because it was not material. Beginning this quarter, we have presented minority interest separately on our balance sheet and in our statements of operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
     We are required to provide supplemental guarantor information because substantially all of our domestic operating subsidiaries have guaranteed our obligations under our 11 1/2% notes. Each of the subsidiary guarantors has fully and unconditionally guaranteed our obligations on a joint and several basis.
     Substantially all of our income and cash flows are generated by our subsidiaries. We have no operating assets or operations other than our investments in subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. Financial conditions and operating requirements of the subsidiary guarantors may limit our ability to obtain cash from our subsidiaries for the purposes of meeting our debt service obligations, including the payment of principal and interest on our 11 1/2% notes. In addition, legal restrictions (including local regulations), and contractual obligations associated with secured loans (such as equipment financings at the subsidiary level) may preclude the subsidiary guarantors’ ability to pay dividends or make loans or other distributions to us.
     The following information sets forth our condensed consolidating balance sheets as of March 31, 2006 and December 30, 2005, and our condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2006 and April 1, 2005; and our condensed consolidating statements of cash flows for the three months ended March 31, 2006 and April 1, 2005. Entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Separate complete financial statements for our subsidiaries, which guarantee our 11 1/2% notes, would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of March 31, 2006
			Subsidiary
		Subsidiary	Non-	Reclassifications
	Corporate	Guarantors	Guarantors	/ Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$23,045	$16,781	$40,954	$(21,114)	$59,666
Accounts receivable	—	509,870	108,757	—	618,627
Costs and accrued earnings in excess of billings on contracts in process	—	465,254	81,412	—	546,666
Less receivable allowance	—	(38,493)	(6,204)	—	(44,697)

Net accounts receivable	—	936,631	183,965	—	1,120,596
Deferred income taxes	21,007	—	—	—	21,007
Prepaid expenses and other assets	19,077	25,425	14,763	—	59,265

Total current assets	63,129	978,837	239,682	(21,114)	1,260,534
Property and equipment at cost, net	4,803	124,924	18,000	—	147,727
Goodwill	988,100	—	—	—	988,100
Purchased intangible assets, net	4,953	—	—	—	4,953
Investment in subsidiaries	688,705	—	—	(688,705)	—
Other assets	13,020	32,567	1,288	—	46,875

	$1,762,710	$1,136,328	$258,970	$(709,819)	$2,448,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$22,096	$554	$(21,114)	$1,536
Notes payable and current portion of long-term debt	3,308	15,822	4,123	—	23,253
Accounts payable and subcontractors payable	15,562	217,489	29,789	—	262,840
Accrued salaries and wages	2,865	139,519	19,394	—	161,778
Accrued expenses and other	19,257	49,262	7,007	—	75,526
Billings in excess of costs and accrued earnings on contracts in process	—	45,310	67,254	—	112,564

Total current liabilities	40,992	489,498	128,121	(21,114)	637,497
Long-term debt	261,301	27,436	646	—	289,383
Deferred income taxes	21,569	—	(2,165)	—	19,404
Other long-term liabilities	53,596	49,107	11,904	—	114,607

Total liabilities	377,458	566,041	138,506	(21,114)	1,060,891

Minority interests	—	2,046	—	—	2,046
Stockholders’ equity:
Total stockholders’ equity	1,385,252	568,241	120,464	(688,705)	1,385,252

	$1,762,710	$1,136,328	$258,970	$(709,819)	$2,448,189

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of December 30, 2005
			Subsidiary
		Subsidiary	Non-	Reclassifications
	Corporate	Guarantors	Guarantors	/ Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$58,207	$23,381	$60,802	$(40,845)	$101,545
Accounts receivable	—	522,741	107,599	—	630,340
Costs and accrued earnings in excess of billings on contracts in process	—	442,808	71,135	—	513,943
Less receivable allowance	—	(36,698)	(7,595)	—	(44,293)

Net accounts receivable	—	928,851	171,139	—	1,099,990
Deferred income taxes	18,676	—	—	—	18,676
Prepaid expenses and other assets	18,209	23,576	11,064	—	52,849

Total current assets	95,092	975,808	243,005	(40,845)	1,273,060
Property and equipment at cost, net	4,996	124,175	17,299	—	146,470
Goodwill	986,631	—	—	—	986,631
Purchased intangible assets, net	5,379	—	—	—	5,379
Investment in subsidiaries	622,479	—	—	(622,479)	—
Other assets	13,452	43,226	1,230	—	57,908

	$1,728,029	$1,143,209	$261,534	$(663,324)	$2,469,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$42,181	$211	$(40,845)	$1,547
Notes payable and current portion of long-term debt	3,333	17,077	237	—	20,647
Accounts payable and subcontractors payable	2,154	232,164	54,243	—	288,561
Accrued salaries and wages	5,498	172,328	18,999	—	196,825
Accrued expenses and other	27,326	46,967	8,111	—	82,404
Billings in excess of costs and accrued earnings on contracts in process	—	46,857	61,780	—	108,637

Total current liabilities	38,311	557,574	143,581	(40,845)	698,621
Long-term debt	271,415	25,857	641	—	297,913
Deferred income taxes	19,785	—	—	—	19,785
Other long-term liabilities	54,014	48,590	6,021	—	108,625

Total liabilities	383,525	632,021	150,243	(40,845)	1,124,944

Stockholders’ equity:
Total stockholders’ equity	1,344,504	511,188	111,291	(622,479)	1,344,504

	$1,728,029	$1,143,209	$261,534	$(663,324)	$2,469,448

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31, 2006
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$881,827	$118,057	$(1,735)	$998,149
Direct operating expenses	—	559,723	73,316	(1,735)	631,304

Gross profit	—	322,104	44,741	—	366,845
Indirect, general and administrative expenses	9,625	265,714	43,764	68	319,171

Operating income (loss)	(9,625)	56,390	977	(68)	47,674
Interest expense	4,554	649		(68)	5,135

Income (loss) before income taxes	(14,179)	55,741	977	—	42,539
Income tax expense (benefit)	(5,997)	23,577	413	—	17,993

Income (loss) before equity in net earnings of subsidiaries	(8,182)	32,164	564	—	24,546
Minority interests in income of consolidated subsidiaries, net of tax	—	358	—	—	358
Equity in net earnings of subsidiaries	32,370	—	—	(32,370)	—

Net income	24,188	31,806	564	(32,370)	24,188
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax	—	—	(2,366)	—	(2,366)
Foreign currency translation adjustments	44	—	44	(44)	44

Comprehensive income	$24,232	$31,806	$(1,758)	$(32,414)	$21,866

	Three Months Ended April 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$834,768	$88,097	$(865)	$922,000
Direct operating expenses	—	540,881	48,823	(865)	588,839

Gross profit	—	293,887	39,274	—	333,161
Indirect, general and administrative expenses	10,985	239,691	37,866	—	288,542

Operating income (loss)	(10,985)	54,196	1,408	—	44,619
Interest expense	9,850	561	161	—	10,572

Income (loss) before income taxes	(20,835)	53,635	1,247	—	34,047
Income tax expense (benefit)	(8,543)	21,992	511	—	13,960

Income (loss) before equity in net earnings of subsidiaries	(12,292)	31,643	736	—	20,087
Equity in net earnings of subsidiaries	32,379	—	—	(32,379)	—

Net income (loss)	20,087	31,643	736	(32,379)	20,087
Other comprehensive income:
Foreign currency translation adjustments	(666)	—	(666)	666	(666)

Comprehensive income	$19,421	$31,643	$70	$(31,713)	$19,421

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31, 2006
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$24,188	$31,806	$564	$(32,370)	$24,188

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	244	7,771	1,172	—	9,187
Amortization of financing fees	461	—	—	—	461
Provision for doubtful accounts	—	4,667	(654)	—	4,013
Deferred income taxes	(547)	—	(2,165)	—	(2,712)
Stock-based compensation	3,777	—	—	—	3,777
Excess tax benefits from stock-based compensation	(1,187)	—	—	—	(1,187)
Tax benefit of stock compensation	2,455	—	—	—	2,455
Equity in net earnings of subsidiaries	(32,370)	—	—	32,370	—
Minority interests in net income of consolidated subsidiaries	—	358	—	—	358
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(12,447)	(12,172)	—	(24,619)
Prepaid expenses and other assets	(896)	(1,863)	(3,070)	—	(5,829)
Accounts payable, accrued salaries and wages and accrued expenses	(34,524)	(19,938)	(12,650)	(113)	(67,225)
Billings in excess of costs and accrued earnings on contracts in process	—	(1,547)	5,474	—	3,927
Distributions from unconsolidated affiliates, net	—	15,503	—	—	15,503
Other long-term liabilities	(418)	1,944	1,419	—	2,945
Other liabilities, net	—	(4,840)	(54)	113	(4,781)

Total adjustments and changes	(63,005)	(10,392)	(22,700)	32,370	(63,727)

Net cash from operating activities	(38,817)	21,414	(22,136)	—	(39,539)

Cash flows from investing activities:
Capital expenditures	(34)	(3,167)	(1,945)	—	(5,146)

Net cash from investing activities	(34)	(3,167)	(1,945)	—	(5,146)

Cash flows from financing activities:
Long-term debt principal payments	(10,000)	(1,744)	—	—	(11,744)
Net borrowings under the line of credit	—	—	2,461	—	2,461
Net change in book overdraft	—	(20,085)	343	19,731	(11)
Capital lease obligation payments	(74)	(2,936)	(48)	—	(3,058)
Short-term note borrowings	—	24	1,477	—	1,501
Short-term note payments	(74)	(106)	—	—	(180)
Excess tax benefits from stock-based compensation	1,187	—	—	—	1,187
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	12,650	—	—	—	12,650

Net cash from financing activities	3,689	(24,847)	4,233	19,731	2,806

Net increase (decrease) in cash and cash equivalents	(35,162)	(6,600)	(19,848)	19,731	(41,879)
Cash and cash equivalents at beginning of year	58,207	23,381	60,802	(40,845)	101,545

Cash and cash equivalents at end of year	$23,045	$16,781	$40,954	$(21,114)	$59,666

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$20,087	$31,643	$736	$(32,379)	$20,087

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	144	8,525	1,118	—	9,787
Amortization of financing fees	1,482	—	—	—	1,482
Costs incurred for extinguishment of debt	762	—	—	—	762
Provision for doubtful accounts	—	3,269	107	—	3,376
Deferred income taxes	1,342	—	—	—	1,342
Stock-based compensation	1,725	—	—	—	1,725
Tax benefit of stock compensation	1,522	—	—	—	1,522
Equity in net earnings of subsidiaries	(32,379)	—	—	32,379	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(25,658)	(6,327)	—	(31,985)
Prepaid expenses and other assets	844	(4,239)	(105)	—	(3,500)
Accounts payable, accrued salaries and wages and accrued expenses	(45,080)	36,746	11,185	487	3,338
Billings in excess of costs and accrued earnings on contracts in process	—	5,503	606	—	6,109
Distributions from unconsolidated affiliates, net	—	5,638	—	—	5,638
Other long-term liabilities	(401)	830	(178)	—	251
Other liabilities, net	411	(6,119)	(199)	(487)	(6,394)

Total adjustments and changes	(69,628)	24,495	6,207	32,379	(6,547)

Net cash from operating activities	(49,541)	56,138	6,943	—	13,540

Cash flows from investing activities:
Capital expenditures	(479)	(1,946)	(1,537)	—	(3,962)

Net cash from investing activities	(479)	(1,946)	(1,537)	—	(3,962)

Cash flows from financing activities:
Long-term debt principal payments	(10,000)	(1,067)	—	—	(11,067)
Net payments under the line of credit	(6,000)	—	—	—	(6,000)
Net change in book overdraft	143	(32,540)	(4,352)	—	(36,749)
Capital lease obligation payments	(69)	(3,408)	(34)	—	(3,511)
Short-term note payments	(39)	—	(1,575)	—	(1,614)
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	9,508	—	—	—	9,508
Call premiums paid for debt extinguishment	(613)	—	—	—	(613)
Payments for financing fees	(407)	—	—	—	(407)

Net cash from financing activities	(7,477)	(37,015)	(5,961)	—	(50,453)

Net increase (decrease) in cash and cash equivalents	(57,497)	17,177	(555)	—	(40,875)
Cash and cash equivalents at beginning of year	58,982	34,696	14,329	—	108,007

Cash and cash equivalents at end of year	$1,485	$51,873	$13,774	$—	$67,132

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section “Risk Factors,” beginning on page 44 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” the footnotes to this report for the three months ended March 31, 2006; the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005, which was previously filed with the Securities and Exchange Commission (“SEC”).
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
Revenues for Three Months Ended March 31, 2006
     Consolidated revenues for the three months ended March 31, 2006 increased 8.3% over the consolidated revenues for the three months ended April 1, 2005.
     Revenues from our federal government clients for the three months ended March 31, 2006 increased approximately 14% compared with the corresponding period last year. The increase reflects continued growth in the services we provide to the Department of Defense (“DOD”) and the Department of Homeland Security (“DHS”), as a result of additional spending on engineering and technical services and operations and maintenance activities. In addition, we experienced an increase in environmental and facilities projects under both existing DOD contracts and new contract awards in the first quarter of our 2006 fiscal year. Furthermore, we continued to see strong demand for services related to the hurricane recovery efforts in the Gulf Coast region.
     Revenues from our state and local government clients for the three months ended March 31, 2006 were flat with the corresponding period last year, as a result of the completion of several large projects during the quarter. However, we continue to see favorable market conditions in this sector of our business. Many states have reported increases in tax receipts and, as a result, have increased their general fund budgets. The increase in general fund budgets and the improved economic and fiscal situation have reduced the pressure to limit infrastructure spending or shift funds away from infrastructure contracts, including transportation programs. The passage of the TEA-21 successor highway and transit bill, the Safe, Accountable, Flexible, Efficient Transportation Equity Act: A legacy for Users or SAFETEA-LU, during 2005 also had a positive effect on revenues from our state and local government clients. In addition, infrastructure investments are being given higher priority by state and local governments across the country. Overall, we also are experiencing an increase in the water/wastewater and school facilities portions of our state and local government market.
     Revenues from our domestic private industry clients for the three months ended March 31, 2006 increased 6% compared with the corresponding period last year reflecting increases in the emissions control portion of our power sector business. In addition, we continued to experience growth in the work we perform under long-term Master Service Agreements (“MSAs”) with multinational corporations. The growth in MSAs also has reduced our marketing expenses and improved our professional labor utilization levels.
     Revenues from our international clients for the three months ended March 31, 2006 increased approximately 7% compared with the corresponding period last year. Approximately 4% of the increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to growth in our MSAs and our relationships with multinational clients in the U.S., enabling us to win new assignments internationally. The growth also reflects the diversification of our international business beyond environmental services into the facilities and infrastructure markets.
Cash Flows and Debt
     During the three months ended March 31, 2006, we used $39.5 million in cash from operations. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.) Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholder’s equity) decreased from 19% at December 30, 2005 to 18% at March 31, 2006. The decrease in our debt to total capitalization ratio reflects our continued focus on de-leveraging our balance sheet.
Business Trends for Fiscal Year 2006
     We expect revenues from our federal government clients to continue to grow steadily throughout fiscal year 2006, based on secured funding and anticipated spending by the DOD and the DHS. A $453.5 billion appropriation for the DOD has been approved for fiscal 2006. The budget includes increases in funding for Operations and Maintenance, and Research, Development, Test and Evaluation – two of the largest service offerings in the EG&G Division’s business. In addition, the $40.3 billion DHS budget for fiscal 2006 provides increased funding for the Federal Emergency Management Agency (“FEMA”) and for first responder grants and training assistance. As a result, we expect to see additional federal government opportunities in the operations and maintenance, military construction, emergency response and the homeland security markets. Furthermore, we expect that environmental services for military sites under existing DOD contracts will increase. We may also see increased opportunities for our URS and EG&G Divisions through the increasing use of large “bundled” contracts issued by the DOD, which typically require the provision of a full range of services at multiple sites throughout the world.
     In addition, we expect that our volume of work to develop or modify weapons systems and to repair, modify and maintain military equipment will continue to increase throughout fiscal year 2006 due to the continuing high level of military activities in the Middle East. We expect this trend to continue during and for some period of time after the military efforts in Iraq wind down.
     Finally, the most recent round of the Base Realignment and Closure (“BRAC’) activities, which are designed to reduce global military infrastructure, may provide additional growth opportunities for our federal business over the next several years. In 2005, the U.S. House of Representatives approved the final list of bases targeted for realignment or closure. Many of these bases will require environmental, planning and design services before they can be closed and/or redeveloped for other uses. Accordingly, the BRAC program may result in new opportunities for our URS Division, although it may have both positive and negative impacts on our EG&G Division.
     We expect revenues from our state and local government clients to increase during fiscal year 2006. Generally, states have recovered from the recent recession. As their economies and revenues continue to improve, we expect to see increased spending on programs for which we provide services, such as surface transportation, facilities and water and wastewater projects. The long-delayed $287 billion highway funding bill, SAFETEA-LU, which was passed in 2005, will provide federal matching funds for state transportation projects through 2009. We expect that SAFETEA-LU will help to re-start many projects that have been initiated but delayed for lack of stable funding and will provide funding for new projects. In addition, we expect that the damage to infrastructure caused by Hurricanes Katrina and Rita will bring increased opportunities for major infrastructure projects associated with rebuilding in and around New Orleans and other areas of the Gulf Coast region.
     We expect revenues from our domestic private industry clients to continue to increase during fiscal year 2006. The domestic private industry market has shown modest but steady improvement, particularly in the power and oil and gas sectors. We expect to continue to experience significant growth in the emissions control portion of the power sector business, resulting from the requirements of the Clean Air Act and most recently the Clean Air Interstate and Clean Air Mercury rules. These new rules are accelerating the requirements for power companies to cut sulfur dioxide and mercury emissions. We also expect to continue to benefit from our growing number of MSA contracts with multinational companies.
     Notwithstanding the impact of foreign currency exchange rates, we expect that revenues from our international business clients will continue to increase during the 2006 fiscal year. The growth in MSAs in our domestic private sector business has strengthened revenues from our international private sector clients by facilitating our procurement of new work associated with the increasingly large capital investments, which many of our multinational clients are making outside the United States. We also expect increasing demand for our facilities design services for the United Kingdom Ministry of Defense and for the U.S. DOD at military installations overseas. In addition, we may see further international opportunities due to more stringent environmental regulations from the European Union and to the selection of London, where we have a local presence, as the host city for the 2012 Olympics. In the Asia-Pacific region, strong economic growth is expected to increase opportunities in the infrastructure market, and the increased global demand for mineral resources is expected to provide additional opportunities in the mining sector.
Stock-based Compensation Expense
     We adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Accordingly, results of prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). Upon adoption of SFAS 123(R), we recorded (1) stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005 based on the fair value at the grant date in accordance with the original provisions of SFAS 123 and (2) compensation expense for the share-based payment awards granted between December 31, 2005 and March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We used the Black-Scholes option pricing model to measure the estimated fair value of stock-based option awards.
     We recognize stock-based compensation expense, net of estimated forfeitures, over the service period of the stock-based compensation awards on a straight-line basis. These stock-based compensation awards expire in ten years from the date of grant and vest over service periods that range from three to five years. SFAS 123(R) requires forfeitures to be estimated at the time of grant and re-measured at least annually in order to estimate the amount of share-based awards that will ultimately vest. We estimate the forfeiture rate based on our historical experience. For the three months ended March 31, 2006, our stock-based compensation expenses, which are included in the indirect, general, and administrative expenses (“IG&A”) of our consolidated statements of operation and comprehensive income, were approximately $3.8 million, consisting of stock-based compensation expense related to restricted stocks awards and units of $1.7 million, and stock options of $2.1 million. We allocated our stock-based compensation expenses entirely to IG&A expenses as the proportional stock-based compensation expenses that would have been allocated to direct costs were not material. No stock-based compensation expense related to our Employee Stock Purchase Plan (“ESPP”) was recognized during the three months ended March 31, 2006 because our ESPP qualifies as a non-compensatory plan under SFAS 123(R).

     As a result of adopting SFAS 123(R), for the three months ended March 31, 2006, our income before income taxes, and net income were $2.1 million, and $1.2 million lower, respectively, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In addition, the impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share.
     Prior to the adoption of SFAS 123(R), we presented the tax benefits of stock-based compensation awards in operating cash flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation expense recognized for these stock-based compensation awards are classified as a financing cash inflow and as an operating cash outflow.
     Cash proceeds from employee option exercises and purchases by employees under our ESPP for the three months ended March 31, 2006 and April 1, 2005, were $12.7 million and $9.5 million, respectively. The total income tax benefit recognized in our net income for the stock-based compensation expense for the three months ended March 31, 2006 and April 1, 2005 were $1.1 million and $0.5 million, respectively.
     In light of the impact associated with the adoption of SFAS 123(R), our current policy as of the beginning of fiscal year 2006, is to issue restricted stock awards and units rather than stock options to selected employees in order to minimize the volatility of our stock-based compensation expense. Effective January 1, 2006, we modified our ESPP to reduce the purchase discount on our common stock from 15% to 5% of the fair market value and to apply the discount only at the end of each six-month offering period. Our revised ESPP qualifies as a non-compensatory plan under SFAS 123(R) because the purchase discount does not exceed the per-share issuance costs that would have been incurred through a public stock offering. Accordingly, we did not recognize any compensation expense for common stock purchased through our ESPP. Prior to adoption of SFAS 123(R), we also did not recognize any compensation expense for common stock issued to employees through our ESPP in accordance with a specific exception under APB 25.
RESULTS OF OPERATIONS
Consolidated

	Three Months Ended
				Percentage
	March 31,	April 1,	Increase	increase
	2006	2005	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$998.1	$922.0	$76.1	8.3%
Direct operating expenses	631.3	588.8	42.5	7.2%

Gross profit	366.8	333.2	33.6	10.1%

Indirect, general and administrative expenses	319.2	288.6	30.6	10.6%

Operating income	47.6	44.6	3.0	6.7%
Interest expense	5.1	10.6	(5.5)	(51.9%)

Income before taxes	42.5	34.0	8.5	25.0%
Income tax expense	18.0	13.9	4.1	29.5%

Minority interests in income of consolidated subsidiaries, net of tax	0.3	—	0.3	100.0%

Net income	$24.2	$20.1	$4.1	20.4%

Diluted earnings per share	$.47	$.45	$.02	4.4%

Three months ended March 31, 2006 compared with April 1, 2005
     Our consolidated revenues for the three months ended March 31, 2006 increased by 8.3% compared with the corresponding period last year. The increase was due primarily to the higher volume of work performed for our federal government clients, our domestic private industry clients, and our international clients during the three months ended March 31, 2006, compared with the same period last year.
     The following table presents our consolidated revenues by client type for the three months ended March 31, 2006 and April 1, 2005.

	Three Months Ended
	March 31,	April 1,		Percentage
	2006	2005	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$487	$429	$58	14%
State and local government clients	213	213	—	—%
Domestic private industry clients	204	192	12	6%
International clients	94	88	6	7%

Total Revenues	$998	$922	$76	8%

     Revenues from our federal government clients for the three months ended March 31, 2006 increased by 14% compared with the corresponding period last year. The increase reflects continued growth in the EG&G Division’s operations and maintenance work for military equipment associated with the continued high level of activities in the Middle East, as well as increased demand for systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. The volume of task orders issued under the URS Division’s Indefinite Delivery Contracts (“IDCs”) for the federal government continued to increase, particularly for facilities and environmental projects under both existing DOD contracts and new contract awards in the first quarter of our 2006 fiscal year. Furthermore, we continued to see strong demand for services related to the hurricane recovery efforts in the Gulf Coast region.
     We derive the majority of our work in the state and local government, the domestic private industry and the international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended March 31, 2006 can be found beginning on page 36.
     Our consolidated direct operating expenses for the three months ended March 31, 2006, which consist of direct labor, subcontractor costs and other direct expenses, increased by 7.2% compared with the corresponding period last year. Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses.
     Our consolidated gross profit for the three months ended March 31, 2006 increased by 10.1% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Our gross margin percentage increased from 36.1%, for the three months ended April 1, 2005, to 36.7%, for the three months ended March 31, 2006, reflecting an increase in the award of higher margin work during the first quarter of the 2006 fiscal year as well as increased margins on existing work.
     Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended March 31, 2006 increased by 10.6% compared with the corresponding period last year. This increase was due to an increase of $21.7 million in employee-related expenses, due to both an increase in headcount and an increase in costs per employee, including stock compensation cost of $3.8 million, (of which $2.1 million of stock option expense was recognized for the first time as SFAS 123(R) was implemented during the quarter ended March 31, 2006). The remaining increases were due to a $4.7 million increase in indirect labor, a $2.1 million increase in legal expenses, a $2.0 million increase in external consultant cost, and a $1.7 million increase in sales and business development expense. Indirect expenses as a percentage of revenues increased from 31.3%, for the three months ended April 1, 2005, to 32.0% for the three months ended and March 31, 2006.
     Our consolidated net interest expense for the three months ended March 31, 2006 decreased due to lower debt balances and repayments of our long-term debt.
     Our effective income tax rates for the three months ended March 31, 2006 and April 1, 2005 were 42.3% and 41.0%, respectively.
     Our consolidated operating income, net income and diluted earnings per share increased as a result of the factors previously described.
Reporting Segments
Three months ended March 31, 2006 compared with April 1, 2005

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Three months ended March 31, 2006
URS Division	$643.3	$374.7	$268.6	$226.3	$42.3
EG&G Division	360.4	261.8	98.6	83.3	15.3
Eliminations	(5.6)	(5.2)	(0.4)	—	(0.4)

	998.1	631.3	366.8	309.6	57.2
Corporate	—	—	—	9.6	(9.6)

Total	$998.1	$631.3	$366.8	$319.2	$47.6

Three months ended April 1, 2005
URS Division	$608.0	$358.5	$249.5	$206.5	$43.0
EG&G Division	315.5	231.7	83.8	71.1	12.7
Eliminations	(1.5)	(1.4)	(0.1)	—	(0.1)

	922.0	588.8	333.2	277.6	55.6
Corporate	—	—	—	11.0	(11.0)

Total	$922.0	$588.8	$333.2	$288.6	$44.6

Increase (decrease) for the three months ended March 31, 2006 and April 1, 2005
URS Division	$35.3	$16.2	$19.1	$19.8	$(0.7)
EG&G Division	44.9	30.1	14.8	12.2	2.6
Eliminations	(4.1)	(3.8)	(0.3)	—	(0.3)

	76.1	42.5	33.6	32.0	1.6
Corporate	—	—	—	(1.4)	1.4

Total	$76.1	$42.5	$33.6	$30.6	$3.0

Percentage increase (decrease) for the three months ended March 31, 2006 vs. April 1, 2005
URS Division	5.8%	4.5%	7.7%	9.6%	(1.4%)
EG&G Division	14.2%	13.0%	17.5%	17.0%	20.5%
Eliminations	273.3%	271.4%	300.0%	—	300.0%
Corporate	—	—	—	(12.7%)	(12.7%)
Total	8.3%	7.2%	10.1%	10.6%	6.7%

URS Division
     The URS Division’s revenues for the three months ended March 31, 2006 increased 5.8% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.
     The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the three months ended March 31, 2006 and April 1, 2005.

	Three Months Ended
	March 31,	April 1,		Percentage
	2006	2005	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$127	$114	$13	11%
State and local government clients	213	213	—	—%
Domestic private industry clients	204	192	12	6%
International clients	94	88	6	7%

Total revenues	$638	$607	$31	5%

     Revenues from the URS Division’s federal government clients for the three months ended March 31, 2006 increased by 11% compared with the corresponding period last year. The increase was driven primarily by increases in environmental and facilities projects under existing contracts with the DOD. Revenues from homeland security projects also contributed to this growth, as we continue to provide a range of engineering services to the DHS. This work includes developing plans and conducting exercises to help states and communities prepare for natural and manmade disasters, preparing designs to help protect federal facilities from terrorist attacks and providing disaster recovery services for FEMA, which is now a part of DHS. We also continued to experience strong demand for our services related to hurricane recovery and rebuilding efforts in the Gulf Coast states.
     Revenues from our state and local government clients for the three months ended March 31, 2006 were flat compared with the corresponding period last year, as a result of the completion of several large projects during the quarter. However, we continue to see favorable market conditions in the state and local market. Generally, states have recovered from the recent recession and are increasing spending on programs for which we provide services, such as surface transportation, facilities and water/wastewater projects. The passage of SAFETEA-LU during 2005 also is having a positive effect on revenues from our state and local government clients. Overall, we are benefiting from an increased political focus on infrastructure investment and an increase in the water/wastewater and school facilities portions of our state and local government market.
     Revenues from our domestic private industry clients for the three months ended March 31, 2006 increased by 6% compared with the corresponding period last year. The growth in revenues from our private industry clients is primarily due to the growth of the emissions control portion of our power sector business in response to stricter air pollution control limits under the Clean Air Interstate and Clean Air Mercury rules. We have also successfully increased the number of client relationships managed under MSAs, as the number of stand-alone consulting assignments continues to decline. The growth in MSAs also has reduced our marketing expenses and improved our professional labor utilization levels. Revenues from our oil and gas clients continued to grow due to higher gasoline prices, which increased oil and gas company revenues, leading to additional investment in gas and pipeline infrastructure projects.
     Revenues from our international clients for the three months ended March 31, 2006 increased by 7% compared with the corresponding period last year. Approximately 4% of this increase was due to foreign currency exchange fluctuations. The remainder of the increase was due to the growing volume of work we perform for multinational clients outside the United States under MSAs and our continuing efforts to diversify our international business beyond environmental work into the facilities and infrastructure markets.
     In the Asia-Pacific region, we benefited from continuing strong economic growth in that part of the world, leading to increased funding for transportation, facilities, and water and wastewater projects. The increased global demand for mineral resources has also resulted in additional projects for the mining industry. In Europe, we continued to benefit from more stringent environmental directives from the European Union, leading to increased work in environmental impact statements, sustainable development issues, water and wastewater projects, and carbon emissions control projects.
     The URS Division’s direct operating expenses for the three months ended March 31, 2006 increased by 4.5% compared with the same period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses. During the quarter ended March 31, 2006, the URS Division revenues grew faster than direct operating expenses as a result of billing rate increases applied to new contracts and some existing contracts.
     The URS Division’s gross profit for the three months ended March 31, 2006 increased by 7.7% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage increased from 41.0%, for the three months ended April 1, 2005, to 41.8% for the three months ended March 31, 2006, as some billing rate increases were achieved.
     The URS Division’s IG&A expenses for the three months ended March 31, 2006 increased by 9.6% compared with the corresponding period last year. This increase was due to an additional $12.7 million in employee-related expenses due to both an increase in headcount and an increase in costs per employee, including stock compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented during the quarter ended March 31, 2006). The remainder of the increase was due to a $3.7 million increase in indirect labor, a $2.3 million increase in legal expense, and a $1.0 million increase in bad debt expense.
EG&G Division
     The EG&G Division’s revenues for the three months ended March 31, 2006 increased by 14.2% compared with the corresponding period last year. This increase was the result of the continuing high level of military activities in the Middle East, resulting in a higher volume of operations and maintenance and modification work for military vehicles and weapons. Revenues from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems also increased.
     The EG&G Division’s direct operating expenses for the three months ended March 31, 2006 increased by 13.0% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses.
     The EG&G Division’s gross profit for the three months ended March 31, 2006 increased by 17.5% compared with the corresponding period last year. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. Our gross profit margin percentage increased to 27.3%, for the three months ended March 31, 2006, from 26.6%, for the three months ended April 1, 2005, primarily from higher award fees on existing federal projects.
     The EG&G Division’s IG&A expenses for the three months ended March 31, 2006 increased by 17.0% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature and, as such, any increase in business volume tends to result in higher indirect expenses. Of the total increase, approximately $10.3 million was due to increases in indirect labor and employee-related expenses, including stock-based compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented during the quarter ended March 31, 2006), because of an increase in headcount. Indirect expenses as a percentage of revenues increased to 23.1%, for the three months ended March 31, 2006, from 22.5% for the three months ended April 1, 2005.

Liquidity and Capital Resources

	Three Months Ended,
	March 31,	April 1,
	2006	2005
	(In millions)
Cash flows provided (used) by operating activities	$(39.5)	$13.5
Cash flows used by investing activities	(5.1)	(4.0)
Proceeds from sale of common shares and exercise of stock options	12.7	9.5
Cash flows provided (used) by financing activities	2.8	(50.5)
     During the three months ended March 31, 2006, our primary sources of liquidity were cash flows from operations and borrowings from our senior credit facility (“Credit Facility”). Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our experience with business acquisitions.
     We are dependent on the cash flows generated by our subsidiaries and, consequently, on their ability to collect payments for the services they render. Substantially all of our cash flows are generated by our subsidiaries. As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries. The financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them.
     Billings and collections on accounts receivable can affect our operating cash flows. Management places significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivables as of March 31, 2006 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.
Operating Activities
     The decrease in cash flows from operating activities was primarily due to the changes in accounts payable, which resulted from the timing of payments that included fiscal year 2005 employer contributions to our 401(k) Plan, and bonus payments. This change was partially offset by an increase in accrued earnings in excess of billings on contracts in process, which resulted from the timing of billings. In addition, we received $15.5 million of net distributions from our unconsolidated affiliates during the three months ended March 31, 2006 while we received $5.6 million of net distributions from our unconsolidated affiliates during the three months ended April 1, 2005.
     Business growth and the timing of payments previously described also caused working capital to increase during the three months ended March 31, 2006.
Investing Activities
     As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the three months ended March 31, 2006 and April 1, 2005 were $5.1 million and $4.0 million, respectively.

Financing Activities
     During the three months ended March 31, 2006, cash flows from financing activities consisted primarily of the following activities:
•	Payment of $10.0 million of the term loan under our Credit Facility;

•	Net borrowings of $2.5 million under our lines of credit;

•	Payments of $3.1 million in capital lease obligations;

•	Excess tax benefits from stock-based compensation of $1.2 million; and

•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $12.7 million.
     During the three months ended April 1, 2005, cash flows from financing activities consisted primarily of the following activities:
•	Payment of $10.0 million of the term loan under our Credit Facility;

•	Net payments of $6.0 million under our lines of credit;

•	Net payments of $2.6 million of notes payable;

•	Payments of $3.5 million in capital lease obligations;

•	Change in book overdraft of $36.7 million; and

•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $9.5 million.
     Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of March 31, 2006.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of March 31, 2006:
Credit Facility:
Term loan	$260,000	$—	$29,250	$188,500	$42,250
11 1/2% senior notes (1)	2,825	2,825	—	—	—
Capital lease obligations	38,184	10,893	17,469	8,437	1,385
Notes payable, foreign credit lines and other indebtedness (1)	11,706	9,567	1,489	564	86

Total debt	312,715	23,285	48,208	197,501	43,721
Pension funding requirements (2)	115,782	22,235	16,215	18,710	58,622
Purchase obligations (3)	1,650	1,131	519	—	—
Asset retirement obligations	2,614	1,520	428	304	362
Operating lease obligations (4)	474,280	86,555	148,192	119,702	119,831

Total contractual obligations	$907,041	$134,726	$213,562	$336,217	$222,536

(1)	Amounts shown exclude remaining original issue discounts of $18 thousand and $61 thousand for our 11 1/2% notes and notes payable, respectively.

(2)	These pension funding requirements for the EG&G pension plans, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan (“SERP”) with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $11.3 million into a rabbi trust for our CEO’s SERP upon receiving a 15-day notice, his death or the termination of his employment for any reason.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)	These operating leases are predominantly real estate leases.
     Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:
•	As of March 31, 2006, we had a total available balance of $72.7 million in standby letters of credit under our Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•	We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $6.5 million at March 31, 2006.

•	From time to time, we have provided guarantees related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no guarantee claims for which losses have been recognized.
     We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture. Currently, we have no indemnified claims.
     Credit Facility. Our senior credit facility (“Credit Facility”) consists of a 6-year term loan of $350.0 million and a 5-year revolving line of credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of March 31, 2006, we had $260.0 million outstanding under the term loan, $72.7 million in letters of credit and no amount outstanding under the revolving line of credit.
     All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of March 31, 2006, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of March 31, 2006 and December 30, 2005, the interest rates on our term loan were 5.97% and 5.53%, respectively.
     As of March 31, 2006, we were in compliance with all the covenants of the Credit Facility.
     Revolving Line of Credit. Our revolving line of credit information is summarized as follows:

	Three Months Ended	Year Ended
	March 31, 2006	December 30, 2005
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	7.3%	6.3%
Average daily revolving line of credit balances	$1.1	$2.4
Maximum amounts outstanding at any one point	$21.8	$22.8

     11 1/2% Senior Notes. As of March 31, 2006 and December 30, 2005, we had outstanding amounts of $2.8 million, of the original outstanding principal, due 2009. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The 11 1/2% notes are effectively subordinate to our Credit Facility, capital leases and notes payable. As of March 31, 2006, we were in compliance with all the covenants of the 11 1/2% notes.
     Notes payable, foreign credit lines and other indebtedness. As of March 31, 2006 and December 30, 2005, we had outstanding amounts of $11.7 million and $9.6 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of the notes were approximately 6.3% and 5.6% as of March 31, 2006 and December 30, 2005, respectively.
     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of March 31, 2006, we had $12.7 million in lines of credit available under these facilities, with $3.9 million outstanding. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. The interest rates were 6.4% and 6.6% as of March 31, 2006 and December 30, 2005, respectively.
     Capital Leases. As of March 31, 2006, we had $38.2 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.
     Operating Leases. As of March 31, 2006, we had approximately $474.3 million in obligations under our operating leases, consisting primarily of real estate leases.
     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the three months ended March 31, 2006, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.
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
     The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our Annual Report on Form 10-K for the year ended December 30, 2005. To date, there have been no material changes to these critical accounting policies during the three months ended March 31, 2006, except for the adoption of SFAS 123(R).
Adoption of Statements of Financial Accounting Standards
Stock-Based Compensation
     Prior to our adoption of SFAS 123(R), we accounted for our stock-based compensation in accordance with APB 25 through the year ended December 30, 2005. Under APB 25, compensation expense associated with employee stock awards was measured as the difference, if any, between the price to be paid by an employee and the fair value of the common stock on the grant date. We issued our employee stock awards at the market price of the grant date. Accordingly, we did not recognize any compensation expense for the stock-based option awards issued under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Incentive Plans”). We also did not recognize any compensation expense for stock issued to employees through our ESPP in accordance with a specific exception under APB 25.
     Until the adoption of SFAS 123(R), we were required to disclose the pro-forma results of stock-based compensation expense as if the fair value method had been applied, as defined by original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Effective December 31, 2005, the beginning of our 2006 fiscal year, we adopted SFAS 123(R) using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflect the impact of SFAS 123(R); but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     In light of the impact associated with the adoption of SFAS 123(R), our current policy as of the beginning of fiscal year 2006 is to issue restricted stock awards and units rather than stock options to selected employees in order to minimize the volatility of our stock-based compensation expense. We also revised the terms of our ESPP in order to maintain its status as a non-compensatory plan. Accordingly, we do not recognize any compensation expense for stock purchased by employees through our ESPP.
     SFAS 123(R) also amended Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits from the exercises and vesting of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 to provide implementation guidance on SFAS 123(R). We have applied these provisions in our adoption of SFAS 123(R).
     On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method is a simplified method for establishing the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. We are in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.
     See Note 7, “Stock-Based Compensation,” of our Consolidated Financial Statements included in Item 1 of this report, for a further discussion.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
     We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $260.0 million under our Credit Facility at March 31, 2006, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $1.5 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $1.5 million.
Foreign currency risk
     The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $44 thousand of foreign currency translation gain for the three months ended March 31, 2006 and $0.7 million of foreign currency translation loss for the three months ended April 1, 2005. The currency exposure is not material to our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding.
Evaluation of Disclosure Controls and Procedures
     Our CEO and CFO are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. See Note 5, “Commitments and Contingencies” to our “Consolidated Financial Statements” included under Part I — Item 1 of this report for a discussion of some of these legal proceedings. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.
     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for a 13-month period for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies each include a self-insured claim retention amount of $10.0 million each. In some actions, parties may seek punitive and treble damages that substantially exceed our insurance coverage.
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
     Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described in Note 5, “Commitments and Contingencies” to our “Consolidated Financial Statements” included under Part I — Item 1 of this report individually or collectively, are likely to materially exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding claims and litigation is subject to inherent uncertainty and it is reasonably possible that such resolution could have an adverse effect on us.
ITEM 1A. RISK FACTORS
     In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following factors could affect our financial condition and results of operations:
Demand for our services is cyclical and vulnerable to economic downturns. If the economy weakens, then our revenues, profits and our financial condition may deteriorate.
     Demand for our services is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. For example, there was a decrease in our URS Division revenues of $77.9 million, or 3.4%, in fiscal year 2002 compared to fiscal year 2001 as a result of the general economic decline. Our clients may demand better pricing terms and their ability to pay our invoices may be affected by a weakening economy. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If the economy weakens, then our revenues, profits and overall financial condition may deteriorate.

Unexpected termination of a substantial portion of our book of business could harm our operations and significantly reduce our future revenues.
     We account for all contract awards that may be recognized as revenues as our “book of business,” which includes backlog, designations, option years and IDCs. Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of March 31, 2006, our backlog was approximately $4.2 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under IDCs. Unexpected termination of a substantial portion of our book of business could harm our operations and significantly reduce our future revenues.
As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.
     We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act and the DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs to our business operations. Even though we take precautions to prevent and deter fraud and misconduct, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question incurred costs, if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.
Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.
     Revenues from federal government contracts represented approximately 49% and state and local government contracts represented approximately 21%, respectively, of our total revenues for the three months ended March 31, 2006. Our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Finally, government clients can generally terminate or modify their contracts with us at their convenience.

Each year a portion of our existing and future government contracts may be subject to the legislative appropriations process. If legislative appropriations are not made in subsequent years of a multiple-year government contract, then we may not realize all of our potential revenues and profits from that contract.
     Each year a portion of our existing and future government contracts may be subject to legislative appropriations. For example, the passage of the SAFETEA-LU highway and transit bill in August of 2005 has provided matching funds for our state transportation projects. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.
If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.
     It is important for us to control our contract costs so that we can maintain positive operating margins. We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by billable headcount and our ability to manage costs. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.
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
     To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:
•	the application of the “percentage-of-completion” method of accounting, and revenue recognition on contracts, change orders, and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	value of goodwill and recoverability of other intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans and other employee benefit plans;

•	valuation of stock-based compensation expense; and

•	accruals for estimated liabilities, including litigation and insurance reserves.
     Our actual results could differ from those estimates, which may significantly reduce or eliminate our profits.
Our use of the “percentage-of-completion” method of accounting could result in reduction or reversal of previously recorded revenues and profits.
     A substantial portion of our revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is discussed in Note 1, “Accounting Policies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of our Annual Report on Form 10-K. Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program and construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.
If we fail to timely complete, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.
     We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, unavailability of vendor materials, changes in the project scope of services requested by clients or labor disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on that project, which may reduce or eliminate our overall profitability.
If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced or eliminated profits.
     We sometimes enter into subcontracts, joint ventures and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends upon, among other things, the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional expenditures and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced or eliminated profits.

Our business depends on our ability to consistently bid and win new contracts and renew existing contracts and, therefore, our failure to effectively obtain future contracts could adversely reduce or eliminate our profitability.
     Our business and our profitability depend on our ability to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely reduce or eliminate our profitability.
We may be subject to substantial liabilities under environmental laws and regulations.
     Our environmental business involves the planning, design, program and construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up can be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the RCRA, the National Environmental Policy Act, the Clean Air Act, the Clean Air Interstate Rule, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. In addition, the risk of “toxic tort” litigation has increased in recent years as people injured by hazardous substances seek recovery for personal injuries and/or property damages. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability; however, we are currently not subject to any material claims under environmental laws and regulations.
Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could in turn negatively impact our revenues.
     Our environmental services business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. For example, passage of the Clean Air Interstate and Clean Air Mercury environmental rules has increased our emissions control business. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services, which could in turn negatively impact our revenues.
Our liability for damages due to legal proceedings may adversely affect us and result in a significant loss.
     Various legal proceedings are pending against us in connection with the performance of our professional services and other actions by us, the outcome of which cannot be predicted with certainty. For example, in performing our services we may be exposed to cost overruns, personal injury claims, property damage, labor shortages or disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In some actions, parties may seek damages that exceed our insurance coverage. Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for a 13-month period for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million each. Our services may require us to make judgments and recommendations about environmental, structural, geotechnical and other physical conditions at project sites. If our performance, judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurance can be provided as to a favorable outcome, based on our previous experience in these matters, we do not believe that any of our legal proceedings, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and other insurance policies. However, the resolution of outstanding claims is subject to inherent uncertainty and it is reasonably possible that any resolution could have an adverse effect on us. If we sustain damages that exceed our insurance coverage or for which we are not insured, our results of operations and financial condition could be harmed.
A decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
     Revenues under contracts with the U.S. Department of Defense and other defense-related clients represented approximately 37% of our total revenues for the three months ended March 31, 2006. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
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

Recent changes in accounting for equity-related compensation have impacted our financial statements and could negatively impact our ability to attract and retain key employees.
     Upon the adoption of SFAS 123(R), we evaluated our current stock-based compensation plans and employee stock purchase plans. In order to minimize the volatility of our stock-based compensation expense, we are currently issuing restricted stock awards and units to selected employees rather than granting stock options. We also revised our employee stock purchase plan from a 15% discount on our stock price at the beginning or the end of the six-month offering period, whichever is lower, to a 5% discount on our stock price at the end of the six-month offering period. These changes to our equity-related compensation may negatively impact our ability to attract and retain key employees.
Our indebtedness could limit our ability to finance future operations or engage in other business activities.
     As of March 31, 2006, we had $312.6 million of total outstanding indebtedness and $72.7 million in letters of credit outstanding against our revolving line of credit. This level of indebtedness could negatively affect us because it may impair our ability to borrow in the future and make us more vulnerable in an economic downturn. In addition, our current credit facility contains financial ratios and other covenants, which may limit our ability to, among other things:
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
     We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, may restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of March 31, 2006, our debt service obligations, comprised of principal and interest (excluding capital leases), during the next twelve months will be approximately $20 million. Based on the current outstanding indebtedness of $260.0 million under our Credit Facility, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $1.5 million.
Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.
     As a multinational company, we have operations in over 20 countries and we derived 9% and 10% of our revenues from international operations for the three months ended March 31, 2006 and April 1, 2005, respectively. International business is subject to a variety of risks, including:
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
     We use accounting and project management information systems supported by Oracle Corporation. As of March 31, 2006, approximately 62% of our total revenues were processed on this ERP system. We depend on the vendor to provide long-term software maintenance support for our ERP system. Oracle Corporation may discontinue further development, integration or long-term software maintenance support for our ERP system. In the event we are unable to obtain necessary long-term third party software maintenance support, we may be required to incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating all of our accounting and project management information systems to another ERP system.
Force majeure events, including natural disasters and terrorists’ actions have negatively impacted and could further negatively impact the economies in which we operate, which may affect our financial condition, results of operations or cash flows.
     Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005 and terrorist attacks, such as those that occurred in New York and Washington, D.C. on September 11, 2001, could negatively impact the economies in which we operate. For example, Hurricane Katrina caused several of our Gulf Coast offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes. In addition, during the September 11, 2001 terrorist attacks, several of our offices were shut down due to terrorist attack warnings.
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
     Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net purchased intangible assets were $988.1 million as of March 31, 2006. Our balance sheet includes goodwill and other net intangible assets, the values of which are material. If any of our goodwill or intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce or eliminate our profits.
Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.
     As of March 31, 2006, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Purchases
     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the first quarter of 2006. No purchases were made pursuant to a publicly announced repurchase plan or program.

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares	(or Approximate
	Number of	(b)	Purchased as Part	Dollar Value) of
	Shares	Average	of Publicly	Shares that May Yet
	Purchased	Price Paid	Announced Plans	be Purchased Under
Period	(1)	per Share	or Programs	the Plans or Programs
(in thousands, except average price paid per share)
December 31, 2005 – January 27, 2006	—	$—	—	—
January 28, 2006 – February 24, 2006	—	—	—	—
February 25, 2006 – March 31, 2006	2	41.60	—	—

Total	2		—	—

(1)	Our Stock Incentive Plans allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     (a) Exhibits
10.1	2006 URS Corporation Annual Incentive Compensation Plan Summary pursuant to the 1999 Incentive Compensation Plan, as amended. FILED HEREWITH

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URS CORPORATION
Dated: May 9, 2006	/s/ Reed N. Brimhall

Reed N. Brimhall
Vice President, Controller
and Chief Accounting Officer

Exhibit No.	Description
10.1	2006 URS Corporation Annual Incentive Compensation Plan Summary pursuant to the 1999 Incentive Compensation Plan, as amended.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.