Form 10-Q
period 2006-06-30
URS CORP /NEW/
filed 2006-08-09
CIK 102379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $.01 par value	51,922,082

URS CORPORATION AND SUBSIDIARIES
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue and business trends; future accounting policies and actuarial estimates; future stock-based liabilities and estimates; future retirement based contributions, liabilities and estimates; future outcomes of our legal proceedings; future maintenance of our insurance coverage; future guarantees and debt service; future capital resources; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our dependence on government appropriations; our ability to make accurate estimates and control costs; our ability to bid on, win, execute and renew contracts; our partners ability to perform on projects; environmental issues and liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; risks associated with changes in equity compensation; our leveraged position and ability to service our debt; risks associated with international operations; project management and accounting software risks; terrorist and natural disaster risks; our relationships with our labor unions; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35, Risk Factors beginning on page 54, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except per share data)

	June 30, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents, including $19,165 and $61,319 of short-term money market funds, respectively	$77,256	$101,545
Accounts receivable, including retainage of $31,057 and $37,280, respectively	636,106	630,340
Costs and accrued earnings in excess of billings on contracts in process	544,036	513,943
Less receivable allowances	(44,178)	(44,293)

Net accounts receivable	1,135,964	1,099,990
Deferred tax assets	20,180	18,676
Prepaid expenses and other assets	78,468	52,849

Total current assets	1,311,868	1,273,060
Property and equipment at cost, net	156,710	146,470
Goodwill	988,100	986,631
Purchased intangible assets, net	4,535	5,379
Other assets	51,309	57,908

	$2,512,522	$2,469,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$22,967	$1,547
Notes payable and current portion of long-term debt	24,230	20,647
Accounts payable and subcontractors payable, including retainage of $14,175 and $13,323, respectively	239,814	288,561
Accrued salaries and wages	197,971	196,825
Accrued expenses and other	90,775	82,404
Billings in excess of costs and accrued earnings on contracts in process	120,769	108,637

Total current liabilities	696,526	698,621
Long-term debt	241,699	297,913
Deferred tax liabilities	22,364	19,785
Other long-term liabilities	113,418	108,625

Total liabilities	1,074,007	1,124,944

Commitments and contingencies (Note 5)
Minority interest	2,113	—
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 51,925 and 50,432 shares issued, respectively; and 51,873 and 50,380 shares outstanding, respectively	519	504
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	959,928	925,087
Accumulated other comprehensive loss	(3,769)	(3,985)
Retained earnings	480,011	423,185

Total stockholders’ equity	1,436,402	1,344,504

	$2,512,522	$2,469,448

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Revenues	$1,069,991	$961,616	$2,068,140	$1,883,616
Direct operating expenses	690,931	620,617	1,322,235	1,209,456

Gross profit	379,060	340,999	745,905	674,160
Indirect, general and administrative expenses	316,874	318,061	636,045	606,603

Operating income	62,186	22,938	109,860	67,557
Interest expense	5,850	10,261	10,985	20,833

Income before income taxes and minority interest	56,336	12,677	98,875	46,724
Income tax expense	23,599	5,060	41,592	19,020
Minority interest in income of consolidated subsidiaries, net of tax	99	—	457	—

Net income	32,638	7,617	56,826	27,704
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax (benefit)	—	(270)	(2,366)	(270)
Foreign currency translation adjustments	2,538	(3,115)	2,582	(3,781)

Comprehensive income	$35,176	$4,232	$57,042	$23,653

Earnings per share (Note 1):
Basic	$.64	$.17	$1.13	$.63

Diluted	$.63	$.17	$1.11	$.61

Weighted-average shares outstanding (Note 1):
Basic	50,635	44,844	50,469	44,288

Diluted	51,519	46,158	51,425	45,454

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
(In thousands)

	Six Months Ended
	June 30,	July 1,
	2006	2005
Cash flows from operating activities:
Net income	$56,826	$27,704

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,279	19,869
Amortization of financing fees	929	2,873
Costs incurred for extinguishment of debt	—	33,107
Provision for doubtful accounts	2,948	5,057
Deferred income taxes	1,075	3,136
Stock-based compensation	7,909	3,492
Excess tax benefits from stock-based compensation	(2,609)	—
Tax benefit of stock compensation	4,753	4,602
Minority interest in net income of consolidated subsidiaries	457	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(38,923)	(54,116)
Prepaid expenses and other assets	(25,045)	(17,630)
Accounts payable, accrued salaries and wages and accrued expenses	(38,510)	50,076
Billings in excess of costs and accrued earnings on contracts in process	12,132	14,760
Distributions from unconsolidated affiliates, net	17,640	7,139
Other long-term liabilities	1,656	3,923
Other liabilities, net	(9,385)	(15,987)

Total adjustments and changes	(45,694)	60,301

Net cash from operating activities	11,132	88,005

Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	1,900
Capital expenditures, less equipment purchased through capital leases	(9,794)	(9,095)

Net cash from investing activities	(9,794)	(7,195)

Cash flows from financing activities:
Long-term debt principal payments	(68,481)	(503,526)
Long-term debt borrowings	552	351,271
Net borrowings (payments) under the lines of credit	5,295	(13,711)
Net change in book overdraft	21,420	(69,842)
Capital lease obligation payments	(8,834)	(6,871)
Short-term note borrowings	2,336	1,875
Short-term note payments	(2,613)	(3,340)
Excess tax benefits from stock-based compensation	2,609	—
Proceeds from common stock offering, net of related expenses	—	130,260
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	22,089	25,626
Tender and call premiums paid for debt extinguishment	—	(19,419)
Payments for financing fees	—	(4,416)

Net cash from financing activities	(25,627)	(112,093)

Net decrease in cash and cash equivalents	(24,289)	(31,283)
Cash and cash equivalents at beginning of period	101,545	108,007

Cash and cash equivalents at end of period	$77,256	$76,724

Supplemental information:
Interest paid	$9,408	$20,879

Taxes paid	$33,043	$21,360

Equipment acquired through capital leases	$18,651	$12,563

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
     You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. The results of operations for the six months ended June 30, 2006 are not indicative of the operating results for the full year or for future years.
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
Principles of Consolidation and Basis of Presentation
     Our financial statements include the financial position, results of operations and cash flows of our wholly-owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). All intercompany transactions and accounts were eliminated in consolidation. We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in unconsolidated joint ventures and our equity in their earnings are not material to our consolidated financial statements. Investments in unconsolidated joint ventures are accounted for using the equity method.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
Cash and Cash Equivalents/Book Overdrafts
     We consider all highly liquid investments with acquisition date maturities of three months or less to be cash equivalents. At June 30, 2006 and December 30, 2005, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.
     At June 30, 2006 and December 30, 2005, cash and cash equivalents included $45.7 million and $43.5 million, respectively, held and used by our consolidated joint ventures.
Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options and unvested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock whereby the proceeds from assumed exercises are used to hypothetically repurchase stock at the average market price for the period. Potentially dilutive shares of common stock outstanding include stock options, and unvested restricted stock awards and units, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). Diluted EPS is computed by dividing net income plus preferred stock dividends, if any, by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.
     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator — Basic

Net income	$32,638	$7,617	$56,826	$27,704

Denominator — Basic
Weighted-average common stock shares outstanding	50,635	44,844	50,469	44,288

Basic earnings per share	$.64	$.17	$1.13	$.63

Numerator — Diluted

Net income	$32,638	$7,617	$56,826	$27,704

Denominator — Diluted
Weighted-average common stock shares outstanding	50,635	44,844	50,469	44,288

Effect of dilutive securities
Stock options and restricted stock awards and units	884	1,314	956	1,166

	51,519	46,158	51,425	45,454

Diluted earnings per share	$.63	$.17	$1.11	$.61

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     In our computation of diluted EPS, we excluded the following potential shares of issued and unexercised stock options, and unvested restricted stock awards and units, which have an anti-dilutive effect on EPS.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
(In thousands)
Number of stock options and unvested restricted stock awards and units	420	3	420	23

Adopted and Recently Issued Statements of Financial Accounting Standards
Stock-Based Compensation
     We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflect the impact of SFAS 123(R), but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     On November 10, 2005, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method permitted by SFAS 123(R)-3 is a simplified method for establishing the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. We are in the process of evaluating whether to adopt the simplified method contained in SFAS 123(R)-3.
     See Note 7, “Stock-Based Compensation,” for a further discussion.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition or de-recognition and measurement and classification of FIN 48 liability; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us at the beginning of fiscal year 2007. We are in the process of determining the effect that the adoption of FIN 48 will have on our financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
NOTE 2. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	June 30,	December 30,
	2006	2005
	(In thousands)
Equipment	$165,468	$156,893
Furniture and fixtures	22,679	21,469
Leasehold improvements	44,679	41,676
Construction in progress	4,724	4,660

	237,550	224,698
Accumulated depreciation and amortization	(132,063)	(120,950)

	105,487	103,748

Capital leases (1)	118,018	100,275
Accumulated amortization	(66,795)	(57,553)

	51,223	42,722

Property and equipment at cost, net	$156,710	$146,470

(1)	Our capital leases consist primarily of equipment and furniture & fixtures.
     As of June 30, 2006 and December 30, 2005, we capitalized internal-use software development costs of $62.7 million and $61.0 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.
     We depreciate property and equipment using the following estimated useful lives:

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	6 months – 20 years
     Depreciation expense related to property and equipment was $9.6 million and $9.3 million for the three months ended June 30, 2006 and July 1, 2005, respectively. Depreciation expense related to property and equipment was $18.4 million for both six-month periods ended June 30, 2006 and July 1, 2005. Amortization expense related to purchased intangible assets was $0.5 million and $0.7 million for the three months ended June 30, 2006 and July 1, 2005, respectively. Amortization expense related to purchased intangible assets was $0.9 million and $1.5 million for the six months ended June 30, 2006 and July 1, 2005, respectively.
NOTE 3. EMPLOYEE RETIREMENT PLANS
Executive Plan
     We entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) in July 1999, which was amended and restated in September 2003, with our Chief Executive Officer (“CEO”) to provide an annual lifetime retirement benefit, which was fully earned as of June 30, 2006. We are currently in discussions with our CEO to extend the terms of his employment agreement. The components of our net

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
periodic pension costs related to the Executive Plan for the three months and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In thousands)
Amortization of net loss	$8	$—	$16	$—
Interest cost	140	131	280	262

Net periodic benefit cost	$148	$131	$296	$262

Radian SERP and SCA
     URS maintains the Radian defined benefit plans, which include a Supplemental Executive Retirement Plan (“SERP”) and a Salary Continuation Agreement (“SCA”). Their purpose is to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the SERP and SCA for the three months and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In thousands)
Amortization of net loss	$17	$18	$34	$36
Interest cost	157	145	314	290

Net periodic benefit cost	$174	$163	$348	$326

Final Salary Pension Fund
     In fiscal year 1999, we acquired Dames & Moore Group, Inc. and assumed the Dames & Moore United Kingdom Final Salary Pension Fund (“Final Salary Pension Fund”).
     The components of our net periodic pension costs relating to the Final Salary Pension Fund for the three months and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In thousands)
Service cost	$195	$297	$382	$545
Interest cost	225	253	442	463
Expected return on plan assets	(105)	(142)	(206)	(261)
Amortization of:
Transition obligation	20	25	40	47
Net loss	48	20	93	36

Net periodic benefit cost	$383	$453	$751	$830

     We expect to make cash contributions during fiscal year 2006 of approximately $0.6 million to the Final Salary Pension Fund.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
EG&G Pension Plan and Post-retirement Medical Plan
     The EG&G Division maintains a defined benefit pension plan (“EG&G pension plan”) and post-retirement medical plan (“EG&G post-retirement medical plan”). These plans cover some of the EG&G Division’s hourly and salaried employees as well as the EG&G employees of a joint venture in which the EG&G Division participates.
EG&G Pension Plan
     The components of our net periodic pension costs relating to the EG&G pension plan for the three months and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In thousands)
Service cost	$1,825	$1,636	$3,650	$3,272
Interest cost	2,350	2,135	4,700	4,270
Expected return on plan assets	(2,300)	(2,292)	(4,600)	(4,584)
Amortization of:
Prior Service cost	(525)	(518)	(1,050)	(1,036)
Net loss	425	406	850	812

Net periodic benefit cost	$1,775	$1,367	$3,550	$2,734

     We expect to make cash contributions during fiscal year 2006 of approximately $7.0 million to the EG&G pension plan.
EG&G Post-retirement Medical Plan
     The components of our net periodic pension costs relating to the EG&G post-retirement medical plan for the three months and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Service cost	$75	$70	$150	$140
Interest cost	76	69	152	138
Expected return on plan assets	(59)	(64)	(118)	(128)
Amortization of:
Net loss	—	20	—	40

Net periodic benefit cost	$92	$95	$184	$190

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
NOTE 4. CURRENT AND LONG-TERM DEBT
     Current and long-term debt consists of the following:

	June 30,	December 30,
	2006	2005
	(In thousands)
Bank term loans, payable in quarterly installments	$205,000	$270,000
11 1/2% senior notes due 2009 (net of discount and issue costs of $9 and $27)	2,816	2,798
Obligations under capital leases	46,022	36,187
Notes payable, foreign credit lines and other indebtedness	12,091	9,575

Total current and long-term debt	265,929	318,560
Less:
Current portion of long-term debt	2,816	2,798
Current portion of notes payable, foreign credit lines and other indebtedness	9,735	6,964
Current portion of capital leases	11,679	10,885

Long-term debt	$241,699	$297,913

Credit Facility
     Our senior credit facility (“Credit Facility”) consists of a 6-year term loan of $350.0 million and a 5-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of June 30, 2006, we had $205.0 million outstanding under the term loan, $76.3 million in letters of credit and no amount outstanding under the revolving line of credit.
     All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of June 30, 2006 and December 30, 2005, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of June 30, 2006 and December 30, 2005, the interest rates on our term loan were 6.50% and 5.53%, respectively.
     As of June 30, 2006, we were in compliance with all of the covenants of our Credit Facility.
Revolving Line of Credit
     A summary of our revolving line of credit information is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	7.7%	7.4%
Average daily revolving line of credit balances	$0.1	$0.6
Maximum amounts outstanding at any one point	$1.5	$21.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
Other Indebtedness
     11 1/2% Senior Notes (“11 1/2% notes”). As of June 30, 2006 and December 30, 2005, we had outstanding amounts of $2.8 million, of the original outstanding principal, due 2009. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The 11 1/2% notes are effectively subordinate to our Credit Facility, capital leases and notes payable. As of June 30, 2006, we were in compliance with all of the covenants of our 11 1/2% notes.
     Notes payable, foreign credit lines and other indebtedness. As of June 30, 2006 and December 30, 2005, we had outstanding amounts of $12.1 million and $9.6 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance small acquisitions, and the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.2% and 5.6% as of June 30, 2006 and December 30, 2005, respectively.
     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of June 30, 2006, we had $13.1 million in lines of credit available under these facilities, with $5.6 million outstanding. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. The interest rates were 5.7% and 6.6% as of June 30, 2006 and December 30, 2005, respectively.
     Capital Leases. As of June 30, 2006, we had $46.0 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.
Fair Value of Financial Instruments
     The fair values of the 11 1/2% notes fluctuate depending on market conditions and our performance and at times may differ from their carrying values. We believe that the fair value of our remaining 11 1/2% notes approximate their carrying value in the amount of $2.8 million as of June 30, 2006 and December 30, 2005.
Maturities
     As of June 30, 2006, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter, are as follows:

(In thousands)
Less than one year	$12,551
Second year	1,053
Third year	31,117
Fourth year	41,395
Fifth year	133,637
Thereafter	153

$219,906

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
Costs Incurred for Extinguishment of Debt
     The write-off of the pre-paid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income. We did not incur any costs related to the extinguishment of debt during the six months ended June 30, 2006. During the three months and six months ended July 1, 2005, we incurred the following costs to extinguish our old senior credit facility (“Old Credit Facility”), 11 1/2% notes, and 12 1/4% senior subordinated notes (“12 1/4% Notes”) due 2009 as detailed below:

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
NOTE 5. COMMITMENTS AND CONTINGENCIES
     In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations. We are also involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. We are including information regarding the following proceedings in particular:
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

LSI is involved in a dispute relating to a tax assessment issued by the Saudi Arabian taxing authority (“Zakat”) against LSI of approximately $5.1 million for the years 1999 through 2002. LSI disagrees with the Zakat assessment and provided responses, additional information and documentation to Zakat and the Tax Preliminary Appeal Committee. On June 6, 2006, Zakat and Tax Preliminary Appeal Committee ruled partially in favor of LSI by reducing the tax assessment to approximately $2.2 million. LSI has appealed the decision of the Zakat and Tax Preliminary Appeal Committee in an effort to eliminate or further reduce the assessment, and, as a part of that appeal, posted a bond in the full amount of the remaining tax assessment.

Despite LSI’s position on the taxing authority’s assessment, in 2004 the Ministry directed payment of a performance bond outstanding under the F-5 Contract in the amount of approximately $5.6 million. Banque Saudi Fransi paid the bond to the Ministry and thereafter filed a reimbursement claim against LSI in December 2004 in the United Kingdom’s High Court of Justice, Queen’s Bench Division, Commercial Court. LSI believes Banque Saudi Fransi’s payment of the performance bond amount was inappropriate and constituted a contractual violation of our performance bond agreement. In April 2005, LSI responded to the Banque Saudi Fransi’s claim and the Commercial Court granted Banque Saudi Fransi an application for summary judgment of approximately $5.6 million, plus attorney fees and interest. The Court of Appeal of England & Wales (Civil Division) granted LSI an appeal of this judgment on December 6, 2005, on the condition that LSI secured the judgment. LSI has satisfied this condition by providing Banque Saudi Fransi with a letter of credit covering the amount of the judgment. On July 20, 2006, the Court of Appeal issued a draft judgment in favor of Banque Saudi Fransi. We are currently reviewing our legal options. We accrued a charge of $7.0 million related to this matter during the year ended December 30, 2005.

LSI intends to continue to vigorously defend these matters.

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas. The suit seeks damages for, among other things, intentional

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
interference with commercial relations caused by the Ministry’s wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable. In March 2005, the Ministry filed a motion to dismiss, which the District Court denied. In November 2005, the Ministry filed another motion to dismiss, to which the District Court responded by ordering the parties to conduct further discovery. LSI intends to continue to vigorously pursue this matter.

•	Lebanon: Our 1999 acquisition of Dames and Moore Group, Inc. included the acquisition of a wholly-owned subsidiary, Radian International, LLC (“Radian”). Prior to the acquisition, Radian entered into a contract with the Lebanese Company for the Development and Reconstruction of Beirut Central District, S.A.L (“Solidere”). Under the contract, Radian was to provide environmental remediation services at the Normandy Landfill site located in Beirut, Lebanon (the “Normandy Project”). Radian subcontracted a portion of these services to Mouawad – Edde SARL. The contract with Solidere required the posting of a Letter of Guarantee, which was issued by Saradar Bank, Sh.M.L. (“Saradar”) in the amount of $8.5 million. Solidere drew upon the full value of the Letter of Guarantee. The contract also provided for the purchase of project specific insurance. The project specific insurance policy was issued by Alpina Insurance Company (“Alpina”).

Radian and Solidere initially sought to resolve their disputes in an arbitration before the International Chamber of Commerce (“ICC”). Solidere alleges that Radian’s activities and services resulted in the production of chemical and biological pollutants, including methane gas, at the Normandy Project. In July 2004, an ICC arbitration panel ruled against Radian. Among other things, the ICC ordered Radian to: i) prepare a plan to remediate the production of methane gas at the Normandy Site; and, ii) pay approximately $2.4 million in attorney fees and other expenses. The ICC also authorized Solidere to withhold project payments.

Since the July 2004 ruling, numerous other legal actions have been initiated. On January 20, 2006, Radian initiated a new ICC arbitration proceeding against Solidere alleging, in part, that Solidere’s lack of cooperation prevented Radian from complying with the July 2004 ruling. In response to Radian’s January 20 filing, Solidere terminated Radian’s contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation. Solidere’s February 13 filing seeks to recover the costs to remediate the Normandy Site, damages resulting from delays in project completion, and past and future legal costs. On February 20, 2006, Radian amended its January 20, 2006 filing to include Solidere’s unwarranted termination of Radian’s contract.

On June 28, 2006, Mouawad – Edde SARL, filed a request for arbitration with the ICC against Radian and URS Corporation seeking to recover $22 million for its alleged additional costs. Mouawad – Edde SARL alleges that it is entitled to a sizable increase in the value of its subcontract for additional work it claims to have performed on the Normandy Project.

In July 2004, Saradar filed a claim for reimbursement in the First Court in Beirut, Lebanon to recover the $8.5 million paid on the Letter of Guarantee from Radian and co-defendant Wells Fargo Bank, N.A. Saradar alleges that it is entitled to reimbursement for the amount paid on the Letter of Guarantee. In February 2005, Radian responded to Saradar’s claim by filing a Statement of Defense. In April 2005, Saradar also filed a reimbursement claim against Solidere. Radian contends that it is not obligated to reimburse Saradar. The matter is currently under submission by the First Court in Beirut. The current instability in Lebanon may delay the Court’s ruling.

In October 2004, Alpina notified Radian of a denial of insurance coverage. Radian filed a breach of contract and bad faith claim against Alpina in the United States District Court for

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
the Northern District of California in October 2004 seeking declaratory relief and monetary damages. In July 2005, Alpina responded to Radian’s claim by filing a motion to dismiss based on improper venue, which the District Court granted. The District Court’s decision, however, did not consider the underlying merits of Radian’s claim and Radian appealed the matter to the United States Court of Appeals for the Ninth Circuit in September 2005. Radian continues discussions with Alpina and its other insurance carriers to resolve the matter.

As of June 30, 2006, Solidere had withheld project payments amounting to $10.1 million. We have recorded this amount as accounts receivable and retainage and have included it in our consolidated accounts receivable. In addition, Radian has recorded $5.6 million in consolidated costs and accrued earnings in excess of billings on contracts in process and $3.6 million in consolidated other assets.

Radian will continue to vigorously pursue its claims against Solidere and Alpina. Radian and URS Corporation will also continue to vigorously defend the claims asserted against them.

•	Tampa-Hillsborough County Expressway Authority: In 1999, URS Corporation Southern, a wholly-owned subsidiary, entered into an agreement (“Agreement”) with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design, project oversight and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure (the “Expressway”) in Tampa, Florida. Also, URS Holdings, a wholly-owned subsidiary, entered into a subcontract agreement with an unrelated third party to provide geotechnical services in connection with the construction of roads to access the Expressway. In 2004, during construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries were reported at the time of the incident. The Authority has completed and is implementing a plan to remediate the Expressway. In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million. Sufficient information is not currently available to assess liabilities associated with a remediation plan. In April 2006, the Authority’s Builder’s Risk insurance carrier, Westchester Surplus Lines Insurance Company (“Westchester”), filed a subrogation action against URS Corporation Southern in the Thirteenth Judicial Circuit of Florida for $2.9 million that Westchester has paid to the Authority and for any future amounts paid by Westchester for claims which the Authority has submitted for losses caused by the subsidence of the pier. URS Corporation Southern removed Westchester’s lawsuit to United States District Court for the Middle District of Florida and also filed multiple counterclaims against Westchester for insurance coverage under the Westchester policy.

URS Corporation Southern and URS Holdings intend to continue to vigorously defend this matter.

•	Rocky Mountain Arsenal: In January of 2002, URS Group, Inc., a wholly-owned subsidiary of URS Corporation, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado. URS Group, Inc. believes that contractual misrepresentations resulted in contract cost overruns in excess of $10.0 million, of which $4.4 million is included in our costs and accrued earnings in excess of billings on contracts in process. In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. (“Tetra”), in District Court for the County of Denver in the State of Colorado. In June 2006, a $1.1 million judgment was issued by the District Court against Tetra on the matter. However, URS Group, Inc. believes that the recent judgment, even though issued in its favor, did not adequately address the underlying merits of URS Group Inc.’s claims and therefore, URS Group, Inc. appealed the recent judgment to the Colorado Court of Appeals in June 2006. URS Group, Inc. intends to continue to vigorously pursue this matter.
     Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for a 13-month period for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
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
     As of June 30, 2006, we had the following guarantee obligations and commitments:
     We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $6.5 million at June 30, 2006.
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

	June 30, 2006
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$866,042	$143,894	$1,151,520
EG&G Division	269,922	8,203	295,506

	1,135,964	152,097	1,447,026
Corporate	—	4,613	1,751,396
Eliminations	—	—	(685,900)

Total	$1,135,964	$156,710	$2,512,522

	December 30, 2005
		Property
	Net	and
	Accounts	Equipment
	Receivable	at Cost, Net	Total Assets
	(In thousands)
URS Division	$801,440	$132,983	$1,084,127
EG&G Division	298,550	8,491	320,616

	1,099,990	141,474	1,404,743
Corporate	—	4,996	1,687,184
Eliminations	—	—	(622,479)

Total	$1,099,990	$146,470	$2,469,448

	Three Months Ended June 30, 2006
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$689,512	$50,541	$8,804
EG&G Division	385,274	22,794	1,044
Eliminations	(4,795)	(300)	—

	1,069,991	73,035	9,848
Corporate	—	(10,849)	244

Total	$1,069,991	$62,186	$10,092

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended July 1, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$622,085	$47,774	$8,178
EG&G Division	340,932	17,997	1,328
Eliminations	(1,401)	(82)	—

	961,616	65,689	9,506
Corporate	—	(42,751)	576

Total	$961,616	$22,938	$10,082

	Six Months Ended June 30, 2006
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,332,899	$92,873	$16,709
EG&G Division	745,631	38,115	2,082
Eliminations	(10,390)	(654)	—

	2,068,140	130,334	18,791
Corporate	—	(20,474)	488

Total	$2,068,140	$109,860	$19,279

	Six Months Ended July 1, 2005
		Operating	Depreciation
		Income	and
	Revenues	(Loss)	Amortization
	(In thousands)
URS Division	$1,230,154	$90,744	$16,509
EG&G Division	656,382	30,728	2,640
Eliminations	(2,920)	(179)	—

	1,883,616	121,293	19,149
Corporate	—	(53,736)	720

Total	$1,883,616	$67,557	$19,869

     We define our segment operating income (loss) as total segment net income, before income tax and net interest expense. Our long-lived assets primarily consist of our property and equipment.
Geographic areas
     Our revenues and net property and equipment at cost by geographic area are shown below.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July1,
	2006	2005	2006	2005
	(In thousands)
Revenues
United States	$973,949	$864,593	$1,879,642	$1,699,361
International	97,666	100,566	191,857	188,663
Eliminations	(1,624)	(3,543)	(3,359)	(4,408)

Total revenues	$1,069,991	$961,616	$2,068,140	$1,883,616

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     No individual foreign country contributed more than 10% of our consolidated revenues for the three months and six months ended June 30, 2006 and July 1, 2005.

	June 30,	December 30,
	2006	2005
	(In thousands)
Property and equipment at cost, net
United States	$138,064	$129,182
International	18,646	17,288

Total Property and equipment at cost, net	$156,710	$146,470

Major Customers
     We have multiple contracts with the U.S. Army, which collectively contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

	URS Division	EG&G Division	Total
		(In millions)
Three months ended June 30, 2006
The U.S. Army (1)	$24.1	$194.2	$218.3

Three months ended July 1, 2005
The U.S. Army (1)	$24.8	$168.3	$193.1

Six months ended June 30, 2006
The U.S. Army (1)	$52.0	$377.7	$429.7

Six months ended July 1, 2005
The U.S. Army (1)	$50.4	$315.1	$365.5

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.
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
     As of June 30, 2006, we had reserved approximately 9.6 million shares and had issued options and restricted stock awards and units in the aggregate amount of approximately 7.8 million shares under the 1999 Plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
     We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Accordingly, results of prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). Upon adoption of SFAS 123(R), we recorded stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005 based on the fair value at the grant date in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” In addition, we recorded compensation expense for the share-based payment awards granted between December 31, 2005 and June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We used the Black-Scholes option pricing model to measure the estimated fair value of stock-based option awards issued under our Stock Incentive Plans and our ESPP.
     We recognize stock-based compensation expense, net of estimated forfeitures, over the service periods of the stock-based compensation awards on a straight-line basis in indirect, general, and administrative (“IG&A”) expenses of our Consolidated Statements of Operations and Comprehensive Income. Stock option awards expire in ten years from the date of grant. Stock options, restricted stock awards, and restricted stock units vest over service periods that range from three to four years. SFAS 123(R) requires the estimation of forfeitures at the time of grant and then re-measured at least annually in order to estimate the amount of share-based awards that will ultimately vest. We estimate the forfeiture rate based on our historical experience. We allocated our stock-based compensation expenses entirely to IG&A expenses as the proportional expenses that would have been allocated to direct costs are not material. No stock-based compensation expense related to our Employee Stock Purchase Plan (“ESPP”) was recognized during the six months ended June 30, 2006 because our ESPP qualifies as a non-compensatory plan under SFAS 123(R).
     The following table presents our stock-based compensation expenses related to restricted stock awards and units, and the related income tax benefits recognized for the three months and six months ended June 30, 2006 and July 1, 2005.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July1,
	2006	2005	2006	2005
	(In millions)
Stock-based compensation expenses:
Restricted stock awards and units	$2.6	$1.8	$4.2	$3.5
Stock options	1.5	—	3.7	—

Stock-based compensation expenses	$4.1	$1.8	$7.9	$3.5

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$1.9	$0.7	$3.0	$1.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
     The following table presents the reduction in our income before income taxes, net income, and basic and diluted earnings per share as a result of adopting SFAS 123(R).

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In millions, except per share data)
Income before income taxes	$1.5	$3.7
Net income	$0.9	$2.1
Basic earnings per share	$.02	$.04
Diluted earnings per share	$.02	$.04
     Prior to the adoption of SFAS 123(R), we presented the tax benefits from exercises and vesting of stock-based compensation awards in operating cash flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation expense recognized for these stock-based compensation awards are classified as a financing cash inflow and as an operating cash outflow. Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the three months and six months ended June 30, 2006 and July 1, 2005, are summarized below.

	Three Months Ended		Six	Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In millions)
Proceeds from employee options exercises and purchases by employees under ESPP	$9.4	$16.1	$22.1	$25.6
Employee Stock Purchase Plan
     Effective January 1, 2006, we modified our ESPP to reduce the purchase discount of our common stock from 15% to 5% of the fair market value and to apply the discount only at the end of each of the six-month offering periods. Our revised ESPP qualifies as a non-compensatory plan under SFAS 123(R) because the purchase discount does not exceed the per-share issuance costs that would have been incurred through a public stock offering and the ESPP does not contain any option features. Accordingly, we did not recognize any compensation expense for common stock purchased through our ESPP. Prior to the adoption of SFAS 123(R), we also did not recognize any compensation expense for common stock issued to employees through our ESPP in accordance with a specific exception under APB 25.
Restricted Stock Awards and Units
     In light of the impact associated with the adoption of SFAS 123(R), our current policy, which began in October 2005, is to issue restricted stock awards and units, rather than stock options, to selected employees in order to minimize the volatility of our stock-based compensation expense.
     We continue to record compensation expense related to restricted stock awards and units over the applicable vesting periods as required previously under APB 25 and now under SFAS 123(R). Such compensation expense was measured at the fair market value of the restricted stock awards and units at the grant date. As of June 30, 2006, we had unrecognized stock-based compensation expense of $41.8 million related to nonvested restricted stock awards and units. This expense is expected to be recognized over a weighted-average period of 2.25 years. The total fair values of shares vested and the grant date fair values

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
of restricted stock awards and units granted during the six months ended June 30, 2006 and July 1, 2005 are summarized below:

	June 30, 2006	July 1, 2005
	(In millions)
Fair values of shares vested	$5.4	$5.2
Grant date fair values of restricted stock awards and units	$31.1	$0.8
     A summary of the status and changes of our nonvested restricted stock awards and units, according to their contractual terms, as of June 30, 2006 and during the six months ended June 30, 2006 are presented below:

	Six Months Ended
	June 30, 2006
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 30, 2005	519,818	$33.96
Granted	721,598	$43.15
Vested	(17,923)	$26.09
Forfeited	(21,750)	$33.11

Nonvested at June 30, 2006	1,201,743	$39.42

Stock Incentive Plans
     No stock options were granted during the six months ended June 30, 2006. A summary of the status and changes of the stock options under our Stock Incentive Plans, according to the contractual terms, as of June 30, 2006 and for the six months ended June 30, 2006 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in Years)	(in thousands)
Outstanding at December 30, 2005	3,076,128	$22.18
Exercised	(457,919)	$19.62
Forfeited	(55,773)	$23.38

Outstanding at June 30, 2006	2,562,436	$22.59	6.48	$49,731

Vested and expected to vest at June 30, 2006	2,546,081	$22.57	6.47	$49,464

Options exercisable at end of period	1,727,201	$21.28	5.77	$35,781

Weighted-average fair value of options granted during the period	—	$—
     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $42.00 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. A summary of the status and changes

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
of our nonvested stock options, according to the contractual terms, as of June 30, 2006 and during the six months ended June 30, 2006 are presented below:

	Six Months Ended.
	June 30, 2006
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 30, 2005	1,075,855	$12.67
Vested	(184,847)	$8.19
Forfeited	(55,773)	$23.38

Nonvested at June 30, 2006	835,235	$13.99

     The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, for the six months ended June 30, 2006 was $11.1 million. As of June 30, 2006, we had unrecognized stock-based compensation expense of $5.8 million related to nonvested stock option awards. This expense is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the six months ended June 30, 2006 was $7.7 million.
     The following table summarizes information about stock options outstanding at June 30, 2006, under our Stock Incentive Plans:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average
Range of	Number	Remaining	Average	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$10.18 — $13.56	120,584	6.5	$12.98	120,584	$12.98
$13.57 — $16.95	158,924	3.7	$15.28	158,924	$15.28
$16.96 — $20.34	259,358	5.8	$18.44	258,358	$18.43
$20.35 — $23.73	760,474	5.7	$22.03	582,951	$22.05
$23.74 — $27.12	1,188,664	7.4	$25.35	570,700	$24.67
$27.13 — $30.51	55,000	8.3	$29.12	21,667	$28.84
$30.52 — $33.85	14,932	6.0	$31.67	13,017	$31.81
$33.86 — $37.61	4,500	9.0	$35.00	1,000	$34.00

	2,562,436	6.5	$22.59	1,727,201	$21.28

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)
     For periods presented prior to the adoption of SFAS 123(R), we are required to disclose the pro forma results as if we had applied the fair value recognition provisions of SFAS 123. In prior periods, we used the Black-Scholes option pricing model to measure the estimated fair value of stock options and the ESPP and we accounted for forfeitures as they occurred. During the six months ended June 30, 2006, we did not issue employee stock options. We used the following assumptions to estimate stock option and ESPP compensation expense using the fair value method of accounting:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended July 1, 2005		Six Months Ended July 1, 2005
	Stock Incentive	Employee Stock	Stock Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Risk-free interest rate	4.0% - 4.4%	2.6%	4.0% - 4.6%	2.6%
Expected life	6.1 years	0.5 year	6.1 years	0.5 year
Volatility	44.76%	23.33%	44.76%	23.33%
Expected dividends	None	None	None	None
     If the compensation cost for awards under our Stock Incentive Plans and ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months and six months ended July 1, 2005, prior to the adoption of SFAS 123(R).

	Three Months Ended	Six Months Ended
	July 1, 2005	July 1, 2005
	(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$7,617	$27,704
Add: Total stock-based compensation expense as reported, net of tax	693	1,370
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,834	3,537

Pro forma net income	$6,476	$25,537

Denominator — Basic
Weighted-average common stock shares outstanding	44,844	44,288

Basic earnings per share:
As reported	$.17	$.63
Pro forma	$.14	$.58
Numerator — Diluted
Net income:
As reported	$7,617	$27,704
Add: Total stock-based compensation expense as reported, net of tax	693	1,370
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	1,834	3,537

Pro forma net income	$6,476	$25,537

Denominator — Diluted
Weighted-average common stock shares outstanding	46,158	45,454

Diluted earnings per share:
As reported	$.17	$.61
Pro forma	$.14	$.56

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
NOTE 8. VARIABLE INTEREST ENTITIES
     We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Some of our joint ventures are variable interest entities (“VIE”) as defined by FIN 46(R). Accordingly, beginning April 30, 2004, we began consolidating one of our joint ventures for which we are the primary beneficiary. We have not guaranteed any debt on behalf of this joint venture, nor do any of the creditors of this joint venture have recourse to our general credit. This joint venture provides design, engineering, construction and construction management services to its customers relating to specific technology involving flue gas desulfurization processes. The total revenues of this VIE were $46.2 million and $40.1 million for the three months ended June 30, 2006 and July 1, 2005, respectively. The total revenues of this VIE were $87.5 million and $69.2 million for the six months ended June 30, 2006 and July 1, 2005, respectively. In addition, the following assets of this VIE as of June 30, 2006 and December 30, 2005 were consolidated into our financial statements:

	June 30,	December 30,
	2006	2005
	(In thousands)
Cash	$45,518	$43,080
Net accounts receivable	23,768	24,280
Other assets	11,396	5,363

	$80,682	$72,723

     We have no material variable interests in VIEs for which we are not the primary beneficiary.
Minority Interest
     Minority interest represents the equity investment of minority owners in the income of joint ventures that we consolidate in our financial statements. We have historically included minority interest in other long-term liabilities because it was not material. Beginning the first quarter of 2006, we have presented minority interest separately on our Consolidated Balance Sheet as of June 30, 2006 and in our Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2006.
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)
     The following information sets forth our condensed consolidating balance sheets as of June 30, 2006 and December 30, 2005, and our condensed consolidating statements of operations and comprehensive income for the three months and six months ended June 30, 2006 and July 1, 2005; and our condensed consolidating statements of cash flows for the six months ended June 30, 2006 and July 1, 2005. Entries necessary to consolidate our subsidiaries are reflected in the eliminations column. Separate complete financial statements for our subsidiaries, which guarantee our 11 1/2% notes, would not provide additional material information that would be useful in assessing the financial condition of such subsidiaries.

URS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)
(unaudited)

	As of June 30, 2006
			Subsidiary
		Subsidiary	Non-	Reclassifications
	Corporate	Guarantors	Guarantors	/ Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$13,426	$14,404	$62,756	$(13,330)	$77,256
Accounts receivable	—	528,109	107,997	—	636,106
Costs and accrued earnings in excess of billings on contracts in process	—	468,732	75,304	—	544,036
Less receivable allowance	—	(38,030)	(6,148)	—	(44,178)

Net accounts receivable	—	958,811	177,153	—	1,135,964
Deferred income taxes	20,180	—	—	—	20,180
Prepaid expenses and other assets	35,521	24,589	18,358	—	78,468

Total current assets	69,127	997,804	258,267	(13,330)	1,311,868
Property and equipment at cost, net	4,613	133,442	18,655	—	156,710
Goodwill	988,100	—	—	—	988,100
Purchased intangible assets, net	4,535	—	—	—	4,535
Investment in subsidiaries	685,900	—	—	(685,900)	—
Other assets	12,451	37,642	1,216	—	51,309

	$1,764,726	$1,168,888	$278,138	$(699,230)	$2,512,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$36,195	$102	$(13,330)	$22,967
Notes payable and current portion of long-term debt	3,283	15,096	5,851	—	24,230
Accounts payable and subcontractors payable	5,574	197,404	36,836	—	239,814
Accrued salaries and wages	4,567	173,315	20,089	—	197,971
Accrued expenses and other	33,173	48,588	9,014	—	90,775
Billings in excess of costs and accrued earnings on contracts in process	—	52,021	68,748	—	120,769

Total current liabilities	46,597	522,619	140,640	(13,330)	696,526
Long-term debt	206,185	34,924	590	—	241,699
Deferred income taxes	22,364	—	—	—	22,364
Other long-term liabilities	53,178	48,772	11,468	—	113,418

Total liabilities	328,324	606,315	152,698	(13,330)	1,074,007

Minority interests	—	2,113	—	—	2,113
Stockholders’ equity:
Total stockholders’ equity	1,436,402	560,460	125,440	(685,900)	1,436,402

	$1,764,726	$1,168,888	$278,138	$(699,230)	$2,512,522

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

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30, 2006
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$948,235	$123,380	$(1,624)	$1,069,991
Direct operating expenses	—	615,503	77,052	(1,624)	690,931

Gross profit	—	332,732	46,328	—	379,060
Indirect, general and administrative expenses	10,849	262,288	43,805	(68)	316,874

Operating income (loss)	(10,849)	70,444	2,523	68	62,186
Interest expense	4,875	859	48	68	5,850

Income (loss) before income taxes	(15,724)	69,585	2,475	—	56,336
Income tax expense (benefit)	(6,581)	29,141	1,039	—	23,599

Income (loss) before equity in net earnings of subsidiaries	(9,143)	40,444	1,436	—	32,737
Minority interests in income of consolidated subsidiaries, net of tax	—	99	—	—	99
Equity in net earnings of subsidiaries	41,781	—	—	(41,781)	—

Net income	32,638	40,345	1,436	(41,781)	32,638
Other comprehensive income:
Foreign currency translation adjustments	2,538	—	2,538	(2,538)	2,538

Comprehensive income	$35,176	$40,345	$3,974	$(44,319)	$35,176

	Three Months Ended July 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$864,593	$100,566	$(3,543)	$961,616
Direct operating expenses	—	566,038	58,122	(3,543)	620,617

Gross profit	—	298,555	42,444	—	340,999
Indirect, general and administrative expenses	42,751	236,351	38,959	—	318,061

Operating income (loss)	(42,751)	62,204	3,485	—	22,938
Interest expense	9,295	697	269	—	10,261

Income (loss) before income taxes	(52,046)	61,507	3,216	—	12,677
Income tax expense (benefit)	(21,125)	24,879	1,306	—	5,060

Income (loss) before equity in net earnings of subsidiaries	(30,921)	36,628	1,910	—	7,617
Equity in net earnings of subsidiaries	38,538	—	—	(38,538)	—

Net income (loss)	7,617	36,628	1,910	(38,538)	7,617
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax (benefit)	—	(270)	—	—	(270)
Foreign currency translation adjustments	(3,115)	—	(3,115)	3,115	(3,115)

Comprehensive income (loss)	$4,502	$36,358	$(1,205)	$(35,423)	$4,232

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Six Months Ended June 30, 2006
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$1,830,062	$241,437	$(3,359)	$2,068,140
Direct operating expenses	—	1,175,226	150,368	(3,359)	1,322,235

Gross profit	—	654,836	91,069	—	745,905
Indirect, general and administrative expenses	20,474	528,002	87,569	—	636,045

Operating income (loss)	(20,474)	126,834	3,500	—	109,860
Interest expense	9,429	1,508	48	—	10,985

Income (loss) before income taxes	(29,903)	125,326	3,452	—	98,875
Income tax expense (benefit)	(12,578)	52,718	1,452	—	41,592

Income (loss) before equity in net earnings of subsidiaries	(17,325)	72,608	2,000	—	57,283
Minority interest in income of consolidated subsidiaries, net of tax	—	457	—	—	457
Equity in net earnings of subsidiaries	74,151	—	—	(74,151)	—

Net income	56,826	72,151	2,000	(74,151)	56,826
Other comprehensive income:
Minimum pension liability adjustments, net of tax (benefit)	—	—	(2,366)	—	(2,366)
Foreign currency translation adjustments	2,582	—	2,582	(2,582)	2,582

Comprehensive income	$59,408	$72,151	$2,216	$(76,733)	$57,042

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Six Months Ended July 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$1,699,361	$188,663	$(4,408)	$1,883,616
Direct operating expenses	—	1,106,919	106,945	(4,408)	1,209,456

Gross profit	—	592,442	81,718	—	674,160
Indirect, general and administrative expenses	53,736	476,042	76,825	—	606,603

Operating income (loss)	(53,736)	116,400	4,893	—	67,557
Interest expense	19,145	1,258	430	—	20,833

Income (loss) before income taxes	(72,881)	115,142	4,463	—	46,724
Income tax expense (benefit)	(29,668)	46,871	1,817	—	19,020

Income (loss) before equity in net earnings of subsidiaries	(43,213)	68,271	2,646	—	27,704
Equity in net earnings of subsidiaries	70,917	—	—	(70,917)	—

Net income	27,704	68,271	2,646	(70,917)	27,704
Other comprehensive income (loss):
Minimum pension liability, adjustments, net of tax (benefit)	—	(270)	—	—	(270)
Foreign currency translation adjustments	(3,781)	—	(3,781)	3,781	(3,781)

Comprehensive income (loss)	$23,923	$68,001	$(1,135)	$(67,136)	$23,653

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30, 2006
			Subsidiary
		Subsidiary	Non-	Reclassifications/
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$56,826	$72,151	$2,000	$(74,151)	$56,826

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	488	16,375	2,416	—	19,279
Amortization of financing fees	922	—	7	—	929
Provision for doubtful accounts	—	3,768	(820)	—	2,948
Deferred income taxes	1,075	—	—	—	1,075
Stock-based compensation	7,909	—	—	—	7,909
Excess tax benefits from stock-based compensation	(2,609)	—	—	—	(2,609)
Tax benefit of stock compensation	4,753	—	—	—	4,753
Equity in net earnings of subsidiaries	(74,151)	—	—	74,151	—
Minority interest in net income of consolidated subsidiaries	—	457	—	—	457
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(1)	(33,728)	(5,194)	—	(38,923)
Prepaid expenses and other assets	(17,367)	(1,013)	(6,665)	—	(25,045)
Accounts payable, accrued salaries and wages and accrued expenses	18,760	(55,259)	493	(2,504)	(38,510)
Billings in excess of costs and accrued earnings on contracts in process	—	5,164	6,968	—	12,132
Distributions from unconsolidated affiliates, net	—	17,640	—	—	17,640
Other long-term liabilities	(835)	1,508	983	—	1,656
Other liabilities, net	153	(12,056)	14	2,504	(9,385)

Total adjustments and changes	(60,903)	(57,144)	(1,798)	74,151	(45,694)

Net cash from operating activities	(4,077)	15,007	202	—	11,132

Cash flows from investing activities:
Capital expenditures	(105)	(6,432)	(3,257)	—	(9,794)

Net cash from investing activities	(105)	(6,432)	(3,257)	—	(9,794)

Cash flows from financing activities:
Long-term debt principal payments	(65,000)	(3,481)	—	—	(68,481)
Long-term debt borrowings	—	552	—	—	552
Net borrowings under the line of credit	—	—	5,295	—	5,295
Net change in book overdraft	—	(5,986)	(109)	27,515	21,420
Capital lease obligation payments	(148)	(8,598)	(88)	—	(8,834)
Short-term note borrowings	—	144	2,192	—	2,336
Short-term note payments	(149)	(183)	(2,281)	—	(2,613)
Excess tax benefits from stock-based compensation	2,609	—	—	—	2,609
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	22,089	—	—	—	22,089

Net cash from financing activities	(40,599)	(17,552)	5,009	27,515	(25,627)

Net increase (decrease) in cash and cash equivalents	(44,781)	(8,977)	1,954	27,515	(24,289)
Cash and cash equivalents at beginning of period	58,207	23,381	60,802	(40,845)	101,545

Cash and cash equivalents at end of period	$13,426	$14,404	$62,756	$(13,330)	$77,256

URS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 1, 2005
			Subsidiary
		Subsidiary	Non-
	Corporate	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$27,704	$68,271	$2,646	$(70,917)	$27,704

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	720	16,935	2,214	—	19,869
Amortization of financing fees	2,873	—	—	—	2,873
Costs incurred for extinguishment of debt	33,107	—	—	—	33,107
Provision for doubtful accounts	—	5,108	(51)	—	5,057
Deferred income taxes	3,136	—	—	—	3,136
Stock-based compensation	3,492	—	—	—	3,492
Tax benefit of stock compensation	4,602	—	—	—	4,602
Equity in net earnings of subsidiaries	(70,917)	—	—	70,917	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	—	(42,502)	(11,614)	—	(54,116)
Prepaid expenses and other assets	(8,592)	(5,674)	(3,364)	—	(17,630)
Accounts payable, accrued salaries and wages and accrued expenses	15,837	2,921	27,972	3,346	50,076
Billings in excess of costs and accrued earnings on contracts in process	—	13,089	1,671	—	14,760
Distributions from unconsolidated affiliates, net	—	7,139	—	—	7,139
Other long-term liabilities	(215)	4,121	17	—	3,923
Other liabilities, net	(1,173)	(9,375)	(2,093)	(3,346)	(15,987)

Total adjustments and changes	(17,130)	(8,238)	14,752	70,917	60,301

Net cash from operating activities	10,574	60,033	17,398	—	88,005

Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	1,889	11	—	1,900
Capital expenditures	(2,437)	(5,633)	(1,025)	—	(9,095)

Net cash from investing activities	(2,437)	(3,744)	(1,014)	—	(7,195)

Cash flows from financing activities:
Long-term debt principal payments	(500,984)	(2,396)	(146)	—	(503,526)
Long-term debt borrowings	350,806	208	257	—	351,271
Net payments under the line of credit	(18,000)	—	4,289	—	(13,711)
Net change in book overdraft	—	(29,847)	(10,716)	(29,279)	(69,842)
Capital lease obligation payments	(140)	(6,675)	(56)	—	(6,871)
Short-term note borrowings	328	—	1,547	—	1,875
Short-term note payments	(275)	(2)	(3,063)	—	(3,340)
Proceeds from common stock offering, net of related expenses	130,260	—	—	—	130,260
Proceeds from sale of common shares from employee stock purchase plan and exercise of stock options	25,626	—	—	—	25,626
Call premiums paid for debt extinguishment	(19,419)	—	—	—	(19,419)
Payments for financing fees	(4,416)	—	—	—	(4,416)

Net cash from financing activities	(36,214)	(38,712)	(7,888)	(29,279)	(112,093)

Net increase (decrease) in cash and cash equivalents	(28,077)	17,577	8,496	(29,279)	(31,283)
Cash and cash equivalents at beginning of period	58,982	34,886	14,329	(190)	108,007

Cash and cash equivalents at end of period	$30,905	$52,463	$22,825	$(29,469)	$76,724

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section “Risk Factors,” beginning on page 54 and the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” the footnotes to this report for the three months and six months ended June 30, 2006; the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005, which was previously filed with the Securities and Exchange Commission (“SEC”).
OVERVIEW
Business Summary
     We are one of the world’s largest engineering design services firms and a major federal government contractor for systems engineering and technical assistance, and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and defense markets, although we perform some construction work. As a result, we are labor and not capital intensive. We derive income from our ability to generate revenues and collect cash from our clients through the billing of our employees’ time and our ability to manage our costs. We operate our business through two segments: the URS Division and the EG&G Division.
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
Revenues for Three Months Ended June 30, 2006
     Consolidated revenues for the three months ended June 30, 2006 increased 11.3% over the consolidated revenues for the three months ended July 1, 2005.
     Revenues from our federal government clients for the three months ended June 30, 2006 increased approximately 12% compared with the corresponding period last year. The increase reflects continued growth in the services we provide to the Department of Defense (“DOD”) and the Department of Homeland Security (“DHS”), as a result of additional spending on engineering and technical services and operations and maintenance activities. In addition, we experienced an increase in environmental and facilities projects under both existing DOD contracts and new contract awards in the second quarter of our 2006 fiscal year. Furthermore, we continued to see strong demand for services related to the recovery and rebuilding efforts in the Gulf Coast region.
     Revenues from our state and local government clients for the three months ended June 30, 2006 increased approximately 3% compared with the corresponding period last year. We continue to see favorable market conditions in this sector of our business. Many states have reported increases in tax receipts and, as a result, have increased their general fund budgets. The increase in general fund budgets and the improving economic and fiscal situation have reduced the pressure to limit infrastructure spending or shift funds away from infrastructure contracts, including transportation programs. The passage of the highway and transit bill, the Safe, Accountable, Flexible,

Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”), during 2005 also had a positive effect on revenues from our state and local government clients. In addition, infrastructure investments are being given higher priority by state and local governments across the country. Overall, we also are experiencing an increase in the water/wastewater and school facilities portions of our state and local government market.
     Revenues from our domestic private industry clients for the three months ended June 30, 2006 increased 25% compared with the corresponding period last year, primarily reflecting strong growth in the services we provide under long-term Master Service Agreements (“MSAs”) with multinational corporations, particularly among clients in the oil and gas and mining industries. The growth in MSAs also has reduced our marketing expenses and improved our professional labor utilization levels. The increase in our domestic private industry revenues is also partially driven by increased investment by our private industry clients as a result of higher energy and commodity prices and higher industrial capacity utilization. We also are experiencing continued growth in the emissions control portion of our power sector business.
     Revenues from our international clients for the three months ended June 30, 2006 decreased approximately 3% compared with the corresponding period last year. Approximately 2% of the decrease was due to foreign currency fluctuations. The remaining 1% of the decrease was largely the result of reduced staffing levels in two European countries. We continue to focus on MSAs and our relationships with multinational clients in the U.S., which enables us to win new assignments internationally. We also continue to diversify our international business beyond environmental services into the facilities and infrastructure markets.
Cash Flows and Debt
     During the six months ended June 30, 2006, we generated $11.1 million in cash from operations. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.) Cash flows from operations decreased by $76.9 million compared with the corresponding period last year primarily due to the timing of payments to vendors and subcontractors and, during the first quarter of fiscal 2006, the funding of employer 401(k) contributions and bonuses. Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholder’s equity) decreased from 19% at December 30, 2005 to 16% at June 30, 2006. The decrease in our debt to total capitalization ratio reflects our continued focus on de-leveraging our balance sheet.
Business Trends for Fiscal Year 2006
     We expect revenues from our federal government clients to continue to grow steadily throughout fiscal year 2006 compared to fiscal year 2005, based on secured funding and anticipated spending by the DOD and the DHS. The federal budget includes increases in funding for Operations and Maintenance, and Research, Development, Test and Evaluation – two of the largest service offerings in the EG&G Division’s business. In addition, the DHS budget for fiscal 2006 provides increased funding for the Federal Emergency Management Agency (“FEMA”) and for first responder grants and training assistance. As a result, we expect to see additional federal government opportunities in the operations and maintenance, military construction, emergency response and the homeland security markets. Furthermore, we expect that environmental services for military sites under existing DOD contracts will increase. We may also see increased opportunities for our URS and EG&G Divisions through the increasing use of large “bundled” contracts issued by the DOD, which typically require the provision of a full range of services at multiple sites throughout the world.
     In addition, we expect that our volume of work to develop or modify weapons systems, and to repair, modify and maintain military equipment will continue to increase throughout fiscal year 2006 due to the continuing high level of military activities in the Middle East. We expect this trend to continue during and for some period of time after the military efforts in Iraq wind down.
     Finally, we expect that the most recent round of Base Realignment and Closure (“BRAC’) activities, which are designed to realign and reduce global military infrastructure, will provide additional growth opportunities for our federal business over the next several years. Many of the U.S.’s military bases will require planning, design and environmental services before they can be realigned, closed or redeveloped. Accordingly, the BRAC program may result in new opportunities for our URS Division, although it may have both positive and negative impacts on our EG&G Division.
     We expect revenues from our state and local government clients to increase during fiscal year 2006 compared to fiscal year 2005. As state economies and revenues continue to improve, we expect to see increased spending on programs for which we provide services, such as surface transportation, facilities and water and wastewater projects. The $287 billion highway funding bill, SAFETEA-LU, will continue to re-start many projects that have been initiated but delayed for lack of stable funding and will provide funding for new projects. In addition, we expect that the damage to infrastructure caused by Hurricanes Katrina and Rita will continue to bring increased opportunities for major infrastructure projects associated with rebuilding in and around New Orleans and other areas of the Gulf Coast region.
     We expect revenues from our domestic private industry clients to continue to grow steadily during fiscal year 2006 compared to fiscal year 2005. During 2006, the domestic private industry market has shown significant improvement, particularly in the mining, power and oil and gas sectors. In addition, higher energy and commodity prices and higher industrial capacity utilization may also lead to further increases in private industry investment. We expect to continue to benefit from our growing number of MSA contracts with multinational companies. We also expect continued growth in the emissions control portion of the power sector business, resulting from the requirements of the Clean Air Act and most recently, the Clean Air Interstate and Clean Air Mercury rules. These new rules are accelerating the requirements for power companies to cut sulfur dioxide and mercury emissions.
     Notwithstanding the impact of foreign currency exchange rates, we expect that revenues from our international business clients will continue to increase slightly during the 2006 fiscal year compared to fiscal year 2005. The growth in MSAs in our domestic private sector business has strengthened revenues from our international private sector clients. We also expect increasing demand for our facilities design services for the United Kingdom Ministry of Defense and for the U.S. DOD at military installations overseas. In addition, we may see further international opportunities due to more stringent environmental regulations from the European Union. In the Asia-Pacific region, strong economic growth is expected to increase opportunities in the infrastructure market, and the increased global demand for mineral resources is expected to provide additional opportunities in the mining sector.
Stock-based Compensation Expense
     We adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Accordingly, results of prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). Upon adoption of SFAS 123(R), we recorded stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005, based on the fair value at the grant date in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” In addition, we recorded compensation expense for the share-based payment awards granted between December 31, 2005 and June 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We used the Black-Scholes option pricing model to measure the estimated fair value of stock-based option awards.
     In light of the impact associated with the adoption of SFAS 123(R), our current policy, which began in October 2005, is to issue restricted stock awards and units, rather than stock options, to selected employees in order to minimize the volatility of our stock-based compensation expense.
     We recognize stock-based compensation expense, net of estimated forfeitures, over the service period of the stock-based compensation awards on a straight-line basis in indirect, general, and administrative (“IG&A”) expenses of our Consolidated Statements of Operations and Comprehensive Income. Stock option awards expire in ten years from the date of grant. Stock options, restricted stock awards, and restricted stock units vest over service periods that range from three to four years. We estimate the rate of forfeitures based on our historical experience. We allocated our stock-based compensation expenses entirely to IG&A expenses as the proportional expenses that would have been allocated to direct costs are not material. Our Employee Stock Purchase Plan (“ESPP”) qualifies as a non-compensatory plan under SFAS 123(R). The following table shows the reduction in net income and diluted earnings per share as a result of adopting SFAS 123(R) in 2006.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In millions, except per share data)
Net Income	$0.9	$2.1
Earnings per share	$.02	$.04
RESULTS OF OPERATIONS
Consolidated

	Three Months Ended
				Percentage
	June 30,	July 1,	Increase	increase
	2006	2005	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$1,070.0	$961.6	$108.4	11.3%
Direct operating expenses	690.9	620.6	70.3	11.3%

Gross profit	379.1	341.0	38.1	11.2%

Indirect, general and administrative expenses	316.9	318.1	(1.2)	(0.4%)

Operating income	62.2	22.9	39.3	171.6%
Interest expense	5.9	10.2	(4.3)	(42.2%)

Income before taxes	56.3	12.7	43.6	343.3%
Income tax expense	23.6	5.1	18.5	362.7%

Minority interest in income of consolidated subsidiaries, net of tax	0.1	—	0.1	100.0%

Net income	$32.6	$7.6	$25.0	328.9%

Diluted earnings per share	$.63	$.17	$.46	270.6%

Three Months ended June 30, 2006 compared with July 1, 2005
     Our consolidated revenues for the three months ended June 30, 2006 increased by 11.3% compared with the corresponding period last year. The increase was due primarily to higher volumes of work performed for our federal government and domestic private industry clients during the three months ended June 30, 2006, compared with the same period last year. We also experienced a less significant increase in revenues from state and local government clients. These increases were partially offset by a slight decrease in revenues from our international clients.

     The following table presents our consolidated revenues by client type for the three months ended June 30, 2006 and July 1, 2005.

	Three Months Ended
				Percentage
	June 30,	July 1,	Increase	increase
	2006	2005	(decrease)	(decrease)
	(In millions, except percentages)
Revenues
Federal government clients	$516	$460	$56	12%
State and local government clients	213	207	6	3%
Domestic private industry clients	243	194	49	25%
International clients	98	101	(3)	(3%)

Total Revenues	$1,070	$962	$108	11%

     Revenues from our federal government clients for the three months ended June 30, 2006 increased by 12% compared with the corresponding period last year. The increase reflects continued growth in the EG&G Division’s operations and maintenance work for military equipment associated with the continued high level of activities in the Middle East, as well as increased demand for systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. The volume of task orders issued under the URS Division’s Indefinite Delivery Contracts (“IDCs”) for the federal government continued to increase, particularly for infrastructure, facilities and environmental projects under both existing DOD contracts and new contract awards in the second quarter of our 2006 fiscal year. Furthermore, we continued to see strong demand for services related to the hurricane recovery and rebuilding efforts in the Gulf Coast region.
     We derive the majority of our work in the state and local government, domestic private industry and international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended June 30, 2006 can be found beginning on page 41.
     Our consolidated direct operating expenses for the three months ended June 30, 2006, which consist of direct labor, subcontractor costs and other direct expenses, increased by 11.3% compared with the corresponding period last year. Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses.
     Our consolidated gross profit for the three months ended June 30, 2006 increased by 11.2% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Our gross margin percentage remained relatively consistent with the corresponding period last year.
     Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended June 30, 2006 decreased by 0.4% compared with the corresponding period last year. The decrease was due to recognition of $32.3 million of loss on debt extinguishment during the second quarter ended July 1 of fiscal 2005, offset by increases in labor and employee-related expenses of $24.9 million and insurance of $3.2 million. The increases in labor and employee-related expenses were due to both an increase in employee headcount and an increase in cost per employee, including stock compensation cost of $4.1 million (of which $1.5 million was recognized for the first time as SFAS 123(R) was implemented at the beginning of the first quarter ended March 31, 2006).
     Our consolidated net interest expense for the three months ended June 30, 2006 decreased due to lower debt balances and repayments of our long-term debt.
     Our effective income tax rates for the three months ended June 30, 2006 and July 1, 2005 were 41.9% and 39.9%, respectively. The increase in effective tax rate compared with the corresponding period last year was primarily due to an increase in our estimates of state and local tax liabilities for 2005 and 2006. In addition, during the second quarter of 2005, we recognized differences between estimated amounts we had previously accrued and final amounts included in our 2004 tax return filings. Such differences did not recur during the second quarter of 2006.
     Our consolidated operating income, net income and diluted earnings per share increased as a result of the factors previously described.
Reporting Segments
Three months ended June 30, 2006 compared with July 1, 2005

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Three months ended June 30, 2006
URS Division	$689.5	$415.7	$273.8	$223.3	$50.5
EG&G Division	385.3	279.7	105.6	82.8	22.8
Eliminations	(4.8)	(4.5)	(0.3)	—	(0.3)

	1,070.0	690.9	379.1	306.1	73.0
Corporate	—	—	—	10.8	(10.8)

Total	$1,070.0	$690.9	$379.1	$316.9	$62.2

Three months ended July 1, 2005
URS Division	$622.1	$373.0	$249.1	$201.3	$47.8
EG&G Division	340.9	248.9	92.0	74.0	18.0
Eliminations	(1.4)	(1.3)	(0.1)	—	(0.1)

	961.6	620.6	341.0	275.3	65.7
Corporate	—	—	—	42.8	(42.8)

Total	$961.6	$620.6	$341.0	$318.1	$22.9

Increase (decrease) for the three months ended June 30, 2006 and July 1, 2005
URS Division	$67.4	$42.7	$24.7	$22.0	$2.7
EG&G Division	44.4	30.8	13.6	8.8	4.8
Eliminations	(3.4)	(3.2)	(0.2)	—	(0.2)

	108.4	70.3	38.1	30.8	7.3
Corporate	—	—	—	(32.0)	32.0

Total	$108.4	$70.3	$38.1	$(1.2)	$39.3

Percentage increase (decrease) for the three months ended June 30, 2006 vs. July 1, 2005
URS Division	10.8%	11.4%	9.9%	10.9%	5.6%
EG&G Division	13.0%	12.4%	14.8%	11.9%	26.7%
Eliminations	242.9%	246.2%	200.0%	—	200.0%
Corporate	—	—	—	(74.8%)	(74.8%)
Total	11.3%	11.3%	11.2%	(0.4%)	171.6%

URS Division
     The URS Division’s revenues for the three months ended June 30, 2006 increased 10.8% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.
     The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the three months ended June 30, 2006 and July 1, 2005.

	Three Months Ended
				Percentage
	June 30,	July 1,	Increase	increase
	2006	2005	(decrease)	(decrease)
	(In millions, except percentages)
Revenues
Federal government clients	$131	$118	$13	11%
State and local government clients	213	207	6	3%
Domestic private industry clients	243	194	49	25%
International clients	98	101	(3)	(3%)

Total revenues	$685	$620	$65	10%

     Revenues from the URS Division’s federal government clients for the three months ended June 30, 2006 increased by 11% compared with the corresponding period last year. The increase was driven primarily by increases in infrastructure, facilities and environmental projects under existing and new contracts with the DOD, including new assignments in support of the BRAC program. Revenues from homeland security projects also contributed to this growth, as we continue to provide a range of engineering services to the DHS. This work includes developing plans and conducting exercises to help states and communities prepare for natural and manmade disasters, preparing designs to help protect federal facilities from terrorist attacks and providing emergency response and disaster recovery services for FEMA, which is now a part of DHS. We also continued to experience strong demand for our services related to recovery and rebuilding efforts in the Gulf Coast region.
     Revenues from our state and local government clients for the three months ended June 30, 2006 increased by 3% compared with the corresponding period last year. We are seeing favorable market conditions in the state and local markets. States are continuing to recover from the recent recession and are beginning to increase spending on programs for which we provide services, such as surface transportation, facilities and water/wastewater projects. The passage of SAFETEA-LU during 2005 also is having a positive effect on revenues from our state and local government clients. Overall, we are benefiting from an increased political focus on infrastructure investment and an increase in the water/wastewater and school facilities portions of our state and local government market. In coastal states, we are also benefiting from increased funding to support flood and storm protection initiatives in the wake of last year’s devastating hurricane season.
     Revenues from our domestic private industry clients for the three months ended June 30, 2006 increased by 25% compared with the corresponding period last year. The growth in revenues from our private industry clients is primarily due to the strong growth in the services we provide under MSAs, particularly among clients in the oil and gas and mining industries. The increase in our domestic private industry revenues is also partially driven by increased investment by our private industry clients as a result of higher energy and commodity prices and higher industrial capacity utilization. Revenues from our top clients in the oil and gas, power, mining and pipeline sectors were strong for the second quarter of 2006 and continued to grow due to higher fuel prices, which has increased oil and gas company revenues and led to additional investment in gas and pipeline infrastructure projects. We also experienced growth in demand for engineering and environmental services among many of our mining sector clients, as they expand their operations to meet increased global demand for minerals resources. In addition, we experienced moderate growth in the chemical/pharmaceutical sector. We have also successfully increased the number of client relationships managed under MSAs, reducing the number of stand-alone consulting assignments and the marketing expenses associated with pursuing these assignments, while improving our professional labor utilization levels.

     Revenues from our international clients for the three months ended June 30, 2006 decreased by 3% compared with the corresponding period last year. Approximately 2% of the decrease was due to foreign currency fluctuations. The remaining 1% of the decrease was largely the result of reduced staffing levels in two European countries. We continued to benefit from the work we perform for multinational clients outside the United States under MSAs and the diversification of our international business beyond environmental work into the facilities and infrastructure markets.
     In the Asia-Pacific region, strong economic growth has led to increased funding for transportation, facilities, and water and wastewater projects. The increased global demand for mineral resources has also resulted in additional projects for the mining industry. In Europe, we continued to benefit from more stringent environmental directives from the European Union, leading to increased work on environmental, sustainable development, water and wastewater. and carbon emissions control projects.
     The URS Division’s direct operating expenses for the three months ended June 30, 2006 increased by 11.4% compared with the corresponding period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses.
     The URS Division’s gross profit for the three months ended June 30, 2006 increased by 9.9% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage remained relatively consistent with the corresponding period last year.
     The URS Division’s IG&A expenses for the three months ended June 30, 2006 increased by 10.9% compared with the corresponding period last year. Approximately $11.5 million of the increases was due to employee-related expenses, resulting from both an increase in employee headcount and an increase in cost per employee, including stock compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of the first quarter ended March 31, 2006). The remainder of the increase was due to a $5.8 million increase in indirect labor, a $2.2 million increase in insurance expense, and a $2.1 million increase in legal expense. These increases were offset by a decrease in bad debt expense of $2.7 million.
EG&G Division
     The EG&G Division’s revenues for the three months ended June 30, 2006 increased by 13.0% compared with the corresponding period last year. This increase was the result of the continuing high level of military activities in the Middle East, resulting in an increasing volume of operations and maintenance and modification work on military vehicles and weapons. Engineering and technical assistance services for the development, testing and evaluation of weapons systems also increased. In addition, we earned larger award fees from services related to the de-militarization of chemical weapons compared with the corresponding period in 2005.
     The EG&G Division’s direct operating expenses for the three months ended June 30, 2006 increased by 12.4% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses.
     The EG&G Division’s gross profit for the three months ended June 30, 2006 increased by 14.8% compared with the corresponding period last year. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. Our gross profit margin remained relatively consistent with the corresponding period last year.
     The EG&G Division’s IG&A expenses for the three months ended June 30, 2006 increased by 11.9% compared with the corresponding period last year. The increase was primarily due to higher business volume. The EG&G Division’s indirect expenses are generally variable in nature and, as such, any increase in business volume tends to result in higher indirect expenses. Approximately $7.0 million of the increase was due to labor and employee-related expense, resulting from both an increase in employee headcount and an increase in cost per employee, including stock-based compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of the first quarter ended March 31, 2006). Indirect expenses as a percentage of revenues decreased to 21.5%, for the three months ended June 30, 2006, from 21.7% for the three months ended July 1, 2005.
Consolidated

	Six Months Ended
				Percentage
	June 30,	July 1,	Increase	increase
	2006	2005	(decrease)	(decrease)
	(In millions, except percentages)
Revenues	$2,068.1	$1,883.6	$184.5	9.8%
Direct operating expenses	1,322.2	1,209.4	112.8	9.3%

Gross profit	745.9	674.2	71.7	10.6%

Indirect, general and administrative expenses	636.0	606.7	29.3	4.8%

Operating income	109.9	67.5	42.4	62.8%
Interest expense	11.0	20.8	(9.8)	(47.1%)

Income before taxes	98.9	46.7	52.2	111.8%
Income tax expense	41.6	19.0	22.6	118.9%

Minority interest in income of consolidated subsidiaries, net of tax	0.5	—	0.5	100.0%

Net income	$56.8	$27.7	$29.1	105.1%

Diluted earnings per share	$1.11	$.61	$.50	82.0%

Six Months ended June 30, 2006 compared with July 1, 2005
     Our consolidated revenues for the six months ended June 30, 2006 increased by 9.8% compared with the corresponding period last year. The increase was due primarily to a higher volume of work performed for our federal government clients and our domestic private industry clients. We also experienced a less significant increase in revenues from state and local government and international clients during the six months ended June 30, 2006, compared with the same period last year.
     The following table presents our consolidated revenues by client type for the six months ended June 30, 2006 and July 1, 2005.

	Six Months Ended
	June 30,	July 1,		Percentage
	2006	2005	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$1,003	$889	$114	13%
State and local government clients	426	420	6	1%
Domestic private industry clients	447	386	61	16%
International clients	192	189	3	2%

Total Revenues	$2,068	$1,884	$184	10%

     Revenues from our federal government clients for the six months ended June 30, 2006 increased by 13% compared with the corresponding period last year. The increase reflects continued growth in the EG&G Division’s operations and maintenance work for military equipment associated with the continued high level of activities in the Middle East, as well as increased demand for systems engineering and technical assistance services for the development, testing and evaluation of weapons systems. The volume of task orders issued under the URS Division’s IDCs for the federal government continued to increase, particularly for infrastructure, facilities and environmental projects under both existing DOD contracts and new contract awards in the first and second quarters of our 2006 fiscal year. Furthermore, we continued to see strong demand for services related to hurricane recovery and rebuilding efforts in the Gulf Coast region.
     We derive the majority of our work in the state and local government, domestic private industry and international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the six months ended June 30, 2006 can be found beginning on page 46.
     Our consolidated direct operating expenses for the six months ended June 30, 2006, which consist of direct labor, subcontractor costs and other direct expenses, increased by 9.3% compared with the corresponding period last year. Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses.
     Our consolidated gross profit for the six months ended June 30, 2006 increased by 10.6% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Our gross margin percentage remained relatively consistent with the corresponding period last year.
     Our consolidated indirect, general and administrative (“IG&A”) expenses for the six months ended June 30, 2006 increased by 4.8% compared with the corresponding period last year. Approximately $40.0 million of the increase was due to employee-related expenses, resulting from both an increase in headcount and an increase in cost per employee, including stock compensation cost of $7.9 million, (of which $3.7 million stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of the first quarter ended March 31, 2006). The remaining increases were due to an $11.3 million increase in indirect labor, a $4.4 million increase in costs for external consultants, a $4.2 million increase in legal expense, a $3.4 million increase in rent expense, and a $3.3 million increase in insurance cost. These increases were offset by a $4.9 million decrease in other miscellaneous general and administrative expenses, and a $33.1 million of debt extinguishment charge, which was recognized during the six months ended July 1, 2005. There were no debt extinguishment charges for the six months ended June 30, 2006.
     Our consolidated net interest expense for the six months ended June 30, 2006 decreased due to lower debt balances and repayments of our long-term debt.
     Our effective income tax rates for the six months ended June 30, 2006 and July 1, 2005 were 42.1% and 40.7%, respectively. The increase in effective tax rate compared with the corresponding period last year was primarily due to an increase in our estimates of state and local tax liabilities for 2005 and 2006. In addition, during the six months ended July 1, 2005, we recognized differences between estimated amounts we had previously accrued and final amounts included in our 2004 tax return filings. Such differences did not recur during the six months ended June 30, 2006.
     Our consolidated operating income, net income and diluted earnings per share increased as a result of the factors previously described.

Reporting Segments
Six months ended June 30, 2006 compared with July 1, 2005

		Direct		Indirect,	Operating
		Operating	Gross	General and	Income
	Revenues	Expenses	Profit	Administrative	(Loss)
	(In millions)
Six months ended June 30, 2006
URS Division	$1,332.9	$790.4	$542.5	$449.5	$93.0
EG&G Division	745.6	541.5	204.1	166.0	38.1
Eliminations	(10.4)	(9.7)	(0.7)	—	(0.7)

	2,068.1	1,322.2	745.9	615.5	130.4
Corporate	—	—	—	20.5	(20.5)

Total	$2,068.1	$1,322.2	$745.9	$636.0	$109.9

Six months ended July 1, 2005
URS Division	$1,230.1	$731.5	$498.6	$407.9	$90.7
EG&G Division	656.4	480.6	175.8	145.1	30.7
Eliminations	(2.9)	(2.7)	(0.2)	—	(0.2)

	1,883.6	1,209.4	674.2	553.0	121.2
Corporate	—	—	—	53.7	(53.7)

Total	$1,883.6	$1,209.4	$674.2	$606.7	$67.5

Increase (decrease) for the six months ended June 30, 2006 and July 1, 2005
URS Division	$102.8	$58.9	$43.9	$41.6	$2.3
EG&G Division	89.2	60.9	28.3	20.9	7.4
Eliminations	(7.5)	(7.0)	(0.5)	—	(0.5)

	184.5	112.8	71.7	62.5	9.2
Corporate	—	—	—	(33.2)	33.2

Total	$184.5	$112.8	$71.7	$29.3	$42.4

Percentage increase (decrease) for the six months ended June 30, 2006 vs. July 1, 2005
URS Division	8.4%	8.1%	8.8%	10.2%	2.5%
EG&G Division	13.6%	12.7%	16.1%	14.4%	24.1%
Eliminations	258.6%	259.3%	250.0%	—	250.0%
Corporate	—	—	—	(61.8%)	(61.8%)
Total	9.8%	9.3%	10.6%	4.8%	62.8%

URS Division
     The URS Division’s revenues for the six months ended June 30, 2006 increased 8.4% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.
     The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the six months ended June 30, 2006 and July 1, 2005.

	Six Months Ended
	June 30,	July 1,		Percentage
	2006	2005	Increase	increase
	(In millions, except percentages)
Revenues
Federal government clients	$258	$232	$26	11%
State and local government clients	426	420	6	1%
Domestic private industry clients	447	386	61	16%
International clients	192	189	3	2%

Total revenues	$1,323	$1,227	$96	8%

     Revenues from the URS Division’s federal government clients for the six months ended June 30, 2006 increased by 11% compared with the corresponding period last year. The increase was driven primarily by increases in infrastructure, environmental and facilities projects under existing and new contracts with the DOD, including new assignments in support of the BRAC program. Revenues from homeland security projects also contributed to this growth, as we continue to provide a range of engineering services to the DHS. This work includes developing plans and conducting exercises to help states and communities prepare for natural and manmade disasters, preparing designs to help protect federal facilities from terrorist attacks and providing emergency response and disaster recovery services for FEMA, which is now a part of DHS. We also continued to experience strong demand for our services related to hurricane recovery and rebuilding efforts in the Gulf Coast states.
     Revenues from our state and local government clients for the six months ended June 30, 2006 increased by 1% compared with the corresponding period last year. States are continuing to recover from the recent recession and are beginning to increase spending on programs for which we provide services, such as surface transportation, facilities and water/wastewater projects. The passage of SAFETEA-LU during 2005 is having a positive effect on revenues from our state and local government clients. Overall, we also are benefiting from an increased political focus on infrastructure investment and an increase in the water/wastewater and school facilities portions of our state and local government market. In coastal states, we are also benefiting from increased funding to support flood and storm protection initiatives in the wake of last year’s devastating hurricane season.
     Revenues from our domestic private industry clients for the six months ended June 30, 2006 increased by 16% compared with the corresponding period last year. The growth in revenues from our private industry clients is due in part to the growth of the emissions control portion of our power sector business in response to stricter air pollution control limits under the Clean Air Interstate and Clean Air Mercury rules. The growth in revenues from our private industry clients is also due to growth in the services we provide under MSAs, particularly for clients in the oil and gas and mining industries. The increase in our domestic private industry revenues is also partially driven by increased investment by our private industry clients as a result of higher energy and commodity prices and higher industrial capacity utilization. Revenues from our top clients in the oil and gas, power, mining and pipeline sectors were strong for the first half of 2006 and continued to grow due to higher gasoline prices, which increased oil and gas company revenues, leading to additional investment in gas and pipeline infrastructure projects. We also experienced growth in demand for engineering and environmental services among many of our mining sector clients, as they expand their operations to meet increased global demand for mineral resources. In addition, we experienced moderate growth in the chemical/pharmaceutical sector. We have also successfully increased the number of client relationships managed under MSAs, reducing the number of stand-alone consulting assignments and the marketing expenses associated with pursuing these assignments while improving our professional labor utilization levels.

     Revenues from our international clients for the six months ended June 30, 2006 increased by 2% compared with the corresponding period last year. Foreign currency exchange fluctuations caused a 5% decrease in revenues during the six months ended June 30, 2006. The resulting increase in revenues of 7% was due to the growing volume of work we perform for multinational clients outside the United States under MSAs and the diversification of our international business beyond environmental work into the facilities and infrastructure markets.
     In the Asia-Pacific region, strong economic growth has led to increased funding for transportation, facilities, and water and wastewater projects. The increased global demand for mineral resources has also resulted in additional projects for the mining industry. In Europe, we continued to benefit from more stringent environmental directives from the European Union, leading to increased work on environmental, sustainable development, water and wastewater, and carbon emissions control projects.
     The URS Division’s direct operating expenses for the six months ended June 30, 2006 increased by 8.1% compared with the corresponding period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses.
     The URS Division’s gross profit for the six months ended June 30, 2006 increased by 8.8% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage remained relatively consistent with the corresponding period last year.
     The URS Division’s IG&A expenses for the six months ended June 30, 2006 increased by 10.2% compared with the corresponding period last year., Approximately $24.2 million of the increase was due to labor and employee-related expenses resulting from both an increase in headcount and an increase in cost per employee, including stock compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of the first quarter ended March 31, 2006). The remainder of the increase was due to a $9.5 million increase in indirect labor, and a $4.4 million increase in legal expense.
EG&G Division
     The EG&G Division’s revenues for the six months ended June 30, 2006 increased by 13.6% compared with the corresponding period last year. This increase was the result of the continuing high level of military activities in the Middle East, resulting in an increasing volume of operations and maintenance and modification work on military vehicles and weapons. Revenues from the specialized systems engineering and technical assistance services for the development, testing and evaluation of weapons systems also increased. In addition, we also earned larger award fees from services related to the de-militarization of chemical weapons compared with the corresponding period in 2005.
     The EG&G Division’s direct operating expenses for the six months ended June 30, 2006 increased by 12.7% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses.
     The EG&G Division’s gross profit for the six months ended June 30, 2006 increased by 16.1% compared with the corresponding period last year. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. Our gross profit margin percentage remained relatively consistent with the corresponding period last year.
     The EG&G Division’s IG&A expenses for the six months ended June 30, 2006 increased by 14.4% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division’s indirect expenses are generally variable in nature and, as such, any increase in business volume tends to result in higher indirect expenses., Approximately $17.3 million of the increase was due to indirect labor and employee-related expenses resulting from both an increase in headcount and an increase in cost per employee, including stock-based compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of the first quarter ended March 31, 2006) Indirect expenses as a percentage of revenues increased to 22.3%, for the six months ended June 30, 2006, from 22.1% for the six months ended July 1, 2005.
Liquidity and Capital Resources

	Six Months Ended,
	June 30,	July 1,
	2006	2005
	(In millions)
Cash flows provided by operating activities	$11.1	$88.0
Cash flows used by investing activities	(9.8)	(7.2)
Cash flows used by financing activities	(25.6)	(112.1)
     During the six months ended June 30, 2006, our primary sources of liquidity were cash flows from operations and borrowings from our senior credit facility (“Credit Facility”). Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our experience with business acquisitions.
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
     Billings and collections on accounts receivable can affect our operating cash flows. Management places significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivables as of June 30, 2006 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.
Operating Activities
     The decrease in cash flows from operating activities was primarily due to the timing of payments to vendors and subcontractors and during the first quarter of fiscal 2006, the funding of employer 401(k) contributions and bonuses. This change was partially offset by an increase in accrued earnings in excess of billings on contracts in process, which resulted from the timing of billings. In addition, we received $17.6 million of net distributions from our unconsolidated affiliates during the six months ended June 30, 2006 while we received $7.1 million of net distributions from our unconsolidated affiliates during the six months ended July 1, 2005.
     Business growth and the timing of payments previously described also caused working capital to increase during the six months ended June 30, 2006.
Investing Activities
     As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general- purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the six months ended June 30, 2006 and July 1, 2005 were $9.8 million and $9.1 million, respectively.

Financing Activities
     During the six months ended June 30, 2006, cash flows from financing activities consisted primarily of the following activities:
•	Payment of $65.0 million of the term loan under our Credit Facility;

•	Net borrowings of $5.3 million under our lines of credit;

•	Payments of $8.8 million in capital lease obligations;

•	Change in book overdraft of $21.4 million;

•	Excess tax benefits from stock-based compensation of $2.6 million; and

•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $22.1 million.
     During the six months ended July 1, 2005, cash flows from financing activities consisted primarily of the following activities:
•	Payment of $353.8 million of the term loan under our Credit Facility;

•	Net payments of $13.7 million under our lines of credit;

•	Net payments of $10.0 million of notes payable;

•	Payments of $6.9 million in capital lease obligations;

•	Change in book overdraft of $69.8 million;

•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $25.6 million;

•	Issuance of $350.0 million of the term loan under our Credit Facility, $10.0 million of which was paid during the period; and

•	Net proceeds generated from our public common stock offering of $130.3 million, which were used to pay $127.2 million of our 11 1/2% senior notes (“11 1/2% notes”) and $18.8 million of tender premiums and expenses.
     Below is a table containing information about our contractual obligations and commercial commitments followed by narrative descriptions as of June 30, 2006.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of June 30, 2006:
Credit Facility:
Term loan	$205,000	$—	$30,750	$174,250	$—
11 1/2% senior notes (1)	2,825	2,825	—	—	—
Capital lease obligations	46,022	11,679	22,819	10,229	1,295
Notes payable, foreign credit lines and other indebtedness (1)	6,528	4,128	1,448	799	153

Total debt	260,375	18,632	55,017	185,278	1,448
Pension funding requirements (2)	117,667	23,746	17,346	17,939	58,636
Purchase obligations (3)	1,363	1,113	250	—	—
Asset retirement obligations	3,910	102	603	277	2,928
Operating lease obligations (4)	445,642	89,316	146,105	110,297	99,924

Total contractual obligations	$828,957	$132,909	$219,321	$313,791	$162,936

(1)	Amounts shown exclude remaining original issue discounts of $9 thousand and $60 thousand for our 11 1/2% notes and notes payable, respectively.

(2)	These pension funding requirements for the EG&G pension plans, the Final Salary Pension Fund, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan (“SERP”) with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $11.5 million into a rabbi trust for our CEO’s SERP upon receiving a 15-day notice, his death or the termination of his employment for any reason.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)	These operating leases are predominantly real estate leases.
Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:

•	As of June 30, 2006, we had a total available balance of $76.3 million in standby letters of credit under our Credit Facility. We use letters of credit primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•	We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $6.5 million at June 30, 2006.

•	From time to time, we have provided guarantees related to our services or work. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no guarantee claims for which losses have been recognized.
     We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture. Currently, we have no indemnified claims.
     Credit Facility. Our senior credit facility (“Credit Facility”) consists of a 6-year term loan of $350.0 million and a 5-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of June 30, 2006, we had $205.0 million outstanding under the term loan, $76.3 million in letters of credit and no amount outstanding under the revolving line of credit.
     All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of June 30, 2006 and December 30, 2005, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of June 30, 2006 and December 30, 2005, the interest rates on our term loan were 6.50% and 5.53%, respectively.
     As of June 30, 2006, we were in compliance with all of the covenants of our Credit Facility.

     Revolving Line of Credit. A summary of our revolving line of credit information is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	7.7%	7.4%
Average daily revolving line of credit balances	$0.1	$0.6
Maximum amounts outstanding at any one point	$1.5	$21.8
     11 1/2% Senior Notes. As of June 30, 2006 and December 30, 2005, we had outstanding amounts of $2.8 million, of the original outstanding principal, due 2009. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The 11 1/2% notes are effectively subordinate to our Credit Facility, capital leases and notes payable. As of June 30, 2006, we were in compliance with all of the covenants of our 11 1/2% notes.
     Notes payable, foreign credit lines and other indebtedness. As of June 30, 2006 and December 30, 2005, we had outstanding amounts of $12.1 million and $9.6 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance small acquisitions, and the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.2% and 5.6% as of June 30, 2006 and December 30, 2005, respectively.
     We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of June 30, 2006, we had $13.1 million in lines of credit available under these facilities, with $5.6 million outstanding. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. The interest rates were 5.7% and 6.6% as of June 30, 2006 and December 30, 2005, respectively.
     Capital Leases. As of June 30, 2006, we had $46.0 million in obligations under our capital leases, consisting primarily of leases for office equipment, computer equipment and furniture.
     Operating Leases. As of June 30, 2006, we had approximately $445.6 million in obligations under our operating leases, consisting primarily of real estate leases.
     Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the six months ended June 30, 2006, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.
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

     The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our Annual Report on Form 10-K for the year ended December 30, 2005. To date, there have been no material changes to these critical accounting policies during the six months ended June 30, 2006, except for the adoption of SFAS 123(R).
Adopted and Recently Issued Statements of Financial Accounting Standards
Stock-Based Compensation
     We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflect the impact of SFAS 123(R), but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     On November 10, 2005, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The alternative transition method permitted by SFAS 123(R)-3 is a simplified method for establishing the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation. We are in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.
     See Note 7, “Stock-Based Compensation,” of our Consolidated Financial Statements included in Item 1 of this report, for a further discussion.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition or derecognition and measurement and classification of FIN 48 liability; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us at the beginning fiscal year 2007. We are in the process of determining the effect that the adoption of FIN 48 will have on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
     We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $205.0 million under our Credit Facility at June 30, 2006, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $1.2 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $1.2 million.
Foreign currency risk
     The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $2.5 million of foreign currency translation gains for the three months ended June 30, 2006 and $3.1 million of foreign currency translation losses for the three months ended July 1, 2005. For the six months ended June 30, 2006 and July 1, 2005, we had $2.6 million of foreign currency translation gains and $3.8 million of foreign currency translation losses, respectively. The currency exposure is not material to our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     There have been no material changes to the Risk Factors that were disclosed in Part II, Item 1A of our Form 10-Q since the quarter ended on March 31, 2006. In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following factors could affect our financial condition and results of operations:
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
     We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and IDCs. Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of June 30, 2006, our backlog was approximately $4.4 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay projects, or decide not to award task orders under IDCs. Unexpected termination of a substantial portion of our book of business could harm our operations and significantly reduce our future revenues.
As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.
     We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act (“TINA”), the Cost Accounting Standards (“CAS”), the Service Contract Act and the DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question incurred costs, if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, and recommend that our U.S. government corporate administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.
Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.
     Revenues from federal government contracts represented approximately 49% and state and local government contracts represented approximately 21%, respectively, of our total revenues for the six months ended June 30, 2006. Our inability to win or renew government contracts could harm our operations and significantly reduce or eliminate our profits. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Finally, government clients can generally terminate or modify their contracts with us at their convenience.

Each year a portion of our existing and future government contracts may be subject to the legislative appropriations process. If legislative appropriations are not made in subsequent years of a multiple-year government contract, then we may not realize all of our potential revenues and profits from that contract.
     Each year a portion of our existing and future government contracts may be subject to legislative appropriations. For example, the passage of the SAFETEA-LU highway and transit bill in August of 2005 has provided matching funds for a portion of our state transportation projects. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.
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
     A portion of our environmental business involves the planning, design, program and construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up can be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the RCRA, the National Environmental Policy Act, the Clean Air Act, the Clean Air Interstate Rule, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability; however, we are currently not subject to any material claims under environmental laws and regulations.
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
     Revenues under contracts with the U.S. Department of Defense and other defense-related clients represented approximately 37% of our total revenues for the three months ended June 30, 2006. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.
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
     As of June 30, 2006, we had $265.9 million of total outstanding indebtedness and $76.3 million in letters of credit outstanding against our revolving line of credit. This level of indebtedness could negatively affect us because it may impair our ability to borrow in the future and make us more vulnerable in an economic downturn. In addition, our current credit facility contains financial ratios and other covenants, which may limit our ability to, among other things:
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
     We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, may restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of June 30, 2006, our debt service obligations, comprised of principal and interest (excluding capital leases), during the next twelve months will be approximately $25 Million. Based on the current outstanding indebtedness of $205.0 million under our Credit Facility, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $1.2 million.
Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.
     As a multinational company, we have operations in over 20 countries and we derived 9% and 10% of our revenues from international operations for the six months ended June 30, 2006 and July 1, 2005, respectively. International business is subject to a variety of risks, including:
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
     We use accounting and project management information systems supported by Oracle Corporation. As of June 30, 2006, approximately 62% of our total revenues were processed on this ERP system. We depend on the vendor to provide long-term software maintenance support for our ERP system. Oracle Corporation may discontinue further development, integration or long-term software maintenance support for our ERP system. In the event we are unable to obtain necessary long-term third party software maintenance support, we may be required to incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating all of our accounting and project management information systems to another ERP system.
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
     Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net purchased intangible assets were $992.6 million as of June 30, 2006. Our balance sheet includes goodwill and other net intangible assets, the values of which are material. If any of our goodwill or intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce or eliminate our profits.
Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.
     As of June 30, 2006, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Purchases
     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the second quarter of 2006. No purchases were made pursuant to a publicly announced repurchase plan or program.

(d) Maximum Number
			(c) Total Number	(or Approximate
	(a) Total		of Shares	Dollar Value) of
	Number of	(b)	Purchased as Part	Shares that May Yet
	Shares	Average	of Publicly	be Purchased Under
	Purchased	Price Paid	Announced Plans	the Plans or
Period	(1)	per Share	or Programs	Programs
(in thousands, except average price paid per share)
April 1, 2006 — April 28, 2006	—	$—	—	—
April 29, 2006 — May 26, 2006	—	—	—	—
May 27, 2006 — June 30, 2006	5	41.51	—	—

Total	5		—	—

(1)	Our Stock Incentive Plans allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our annual meeting of stockholders held on May 25, 2006, the following proposals were adopted by our stockholders by the margins indicated below:
1.	The stockholders approved the election of the following directors to hold offices until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier deaths or resignations.

	Number of Shares
	For	Withheld

H. Jesse Arnelle	43,791,882	2,333,477
Betsy J. Bernard	41,346,298	4,779,061
Armen Der Marderosian	40,493,651	5,631,708
Mickey P. Foret	41,342,375	4,782,984
Martin M. Koffel	42,243,337	3,882,022
General Joseph W. Ralston, USAF (Ret.)	44,235,878	1,889,481
John D. Roach	40,755,412	5,369,947
William D. Walsh	40,924,883	5,200,476

2.	The stockholders approved an amendment to the URS Corporation 1999 Equity Incentive Plan to allow for performance-based criteria for equity and cash awards.

Number of
Shares
For	43,054,655
Against	3,026,881
Abstain	43,823
Broker Non-Votes	—
3.	The stockholders approved a stockholder proposal that director nominees shall be elected by the affirmative vote of the majority of the votes cast at an annual meeting of stockholders.

Number of
Shares
For	25,506,143
Against	15,935,673
Abstain	551,754
Broker Non-Votes	4,131,789
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a) Exhibits
10.1	Amended and Restated URS Corporation 1999 Equity Incentive Plan, dated as of May 25, 2006, filed as Exhibit 10.1 to our Form 8-K, dated May 31, 2006, and incorporated herein by reference.

10.2	Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award, filed as Exhibit 10.2 to our Form 8-K, dated May 31, 2006, and incorporated herein by reference.

10.3	Employment Agreement, dated May 25, 2006, between URS Corporation and Susan B. Kilgannon, filed as Exhibit 10.3 to our Form 8-K, dated May 31, 2006, and incorporated herein by reference.

10.4	Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan. FILED HEREWITH.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URS CORPORATION

Dated: August 9, 2006	/s/ Reed N. Brimhall Reed N. Brimhall
Vice President, Controller
and Chief Accounting Officer

Exhibit No.	Description

10.4	Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.