Form 10-Q
period 2006-09-29
URS CORP /NEW/
filed 2006-11-08
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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
Large accelerated filer ☑    Accelerated filer  ☐    Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2006

Common Stock, $.01 par value	51,923,685

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenues, services and business trends; future accounting policies and actuarial estimates; future stock-based compensation expenses; future retirement based contributions, liabilities and estimates; future legal proceedings; future insurance coverage; future guarantees and debt service; future capital resources; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and control costs; our and our partners’ ability to bid on, win, perform and renew contracts and projects; environmental issues and liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with changes in equity-based compensation requirements; our leveraged position and ability to service our debt; risks associated with international operations; business activities in high security risk countries; project management and accounting software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 29 , Risk Factors beginning on page 50, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except per share data)

	September 29, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents, including $27,460 and $61,319 of short-term money market funds, respectively	$112,547	$101,545
Accounts receivable, including retainage of $34,421 and $37,280, respectively	624,983	630,340
Costs and accrued earnings in excess of billings on contracts in process	559,077	513,943
Less receivable allowances	(47,865)	(44,293)
Net accounts receivable	1,136,195	1,099,990
Deferred tax assets	23,564	18,676
Prepaid expenses and other assets	79,957	52,849
Total current assets	1,352,263	1,273,060
Property and equipment at cost, net	160,482	146,470
Goodwill	993,934	986,631
Purchased intangible assets, net	4,131	5,379
Other assets	48,638	57,908
	$2,559,448	$2,469,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$17,137	$1,547
Notes payable and current portion of long-term debt	20,122	20,647
Accounts payable and subcontractors payable, including retainage of $17,038 and $13,323, respectively	301,495	288,561
Accrued salaries and wages	184,765	196,825
Accrued expenses and other	80,666	82,404
Billings in excess of costs and accrued earnings on contracts in process	149,742	108,637
Total current liabilities	753,927	698,621
Long-term debt	189,604	297,913
Deferred tax liabilities	24,013	19,785
Other long-term liabilities	117,127	108,625
Total liabilities	1,084,671	1,124,944
Commitments and contingencies (Note 5)
Minority interest	2,077	—
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 51,937 and 50,432 shares issued, respectively; and 51,885 and 50,380 shares outstanding, respectively	519	504
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	965,300	925,087
Accumulated other comprehensive loss	(2,745)	(3,985)
Retained earnings	509,913	423,185
Total stockholders’ equity	1,472,700	1,344,504
	$2,559,448	$2,469,448

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Revenues	$1,085,604	$962,940	$3,153,744	$2,846,556
Direct operating expenses	708,924	627,199	2,031,159	1,836,655
Gross profit	376,680	335,741	1,122,585	1,009,901
Indirect, general and administrative expenses	317,718	282,002	953,763	888,605
Operating income	58,962	53,739	168,822	121,296
Interest expense	4,761	5,282	15,746	26,115
Income before income taxes and minority interest	54,201	48,457	153,076	95,181
Income tax expense	24,318	19,620	65,910	38,640
Minority interest in income of consolidated subsidiaries, net of tax	(20)	—	437	—
Net income	29,903	28,837	86,729	56,541
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax (benefit)	—	—	(2,366)	(270)
Foreign currency translation adjustments	1,024	(229)	3,606	(4,010)
Comprehensive income	$30,927	$28,608	$87,969	$52,261
Earnings per share (Note 1):
Basic	$.59	$.59	$1.71	$1.23
Diluted	$.58	$.58	$1.68	$1.20
Weighted-average shares outstanding (Note 1):
Basic	50,945	48,934	50,627	45,836
Diluted	51,773	50,116	51,538	46,946

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
(In thousands)

	Nine Months Ended
	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$86,729	$56,541
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	28,208	29,225
Amortization of financing fees	1,382	3,315
Costs incurred for extinguishment of debt	162	33,125
Provision for doubtful accounts	5,734	7,865
Deferred income taxes	(1,011)	7,216
Stock-based compensation	12,711	4,508
Excess tax benefits from stock-based compensation	(3,142)	—
Tax benefit of stock compensation	5,051	9,269
Minority interest in net income of consolidated subsidiaries	437	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(40,599)	(85,829)
Prepaid expenses and other assets	(26,929)	(25,532)
Accounts payable, accrued salaries and wages and accrued expenses	(2,140)	70,779
Billings in excess of costs and accrued earnings on contracts in process	41,086	25,077
Distributions from unconsolidated affiliates, net	23,807	8,527
Other long-term liabilities	7,660	7,317
Other assets, net	(14,296)	(17,449)
Total adjustments and changes	38,121	77,413
Net cash from operating activities	124,850	133,954
Cash flows from investing activities:
Net payment for business acquisitions, net of cash acquired	(5,028)	(1,353)
Proceeds from disposal of property and equipment	—	2,182
Capital expenditures, less equipment purchased through capital leases	(20,833)	(16,897)
Net cash from investing activities	(25,861)	(16,068)
Cash flows from financing activities:
Long-term debt principal payments	(123,012)	(535,919)
Long-term debt borrowings	552	351,376
Net borrowings (payments) under the lines of credit and short-term notes	3,072	(16,646)
Net change in book overdraft	15,590	(63,591)
Capital lease obligation payments	(9,635)	(11,184)
Excess tax benefits from stock-based compensation	3,142	—
Proceeds from common stock offering, net of related expenses	—	130,257
Proceeds from sale of common stock from employee stock purchase plan and exercise of stock options	22,466	30,687
Tender and call premiums paid for debt extinguishment	(162)	(19,421)
Payments for financing fees	—	(4,629)
Net cash from financing activities	(87,987)	(139,070)
Net increase (decrease) in cash and cash equivalents	11,002	(21,184)
Cash and cash equivalents at beginning of period	101,545	108,007
Cash and cash equivalents at end of period	$112,547	$86,823

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED (Continued)
(In thousands)

	Nine Months Ended
	September 29, 2006	September 30, 2005
Supplemental information:
Interest paid	$13,726	$25,611
Taxes paid	$38,757	$28,285
Equipment acquired through capital leases	$19,504	$14,891

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired	$8,846	$—
Cash paid for capital stock	(6,191)	—
Liabilities assumed	$2,655	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1. BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

        The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 28,900 employees providing services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and abroad.

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

You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. The results of operations for the nine months ended September 29, 2006 are not indicative of the operating results for the full year or for future years.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Cash and Cash Equivalents/Book Overdrafts

We consider all highly liquid investments with acquisition date maturities of three months or less to be cash equivalents. At September 29, 2006 and December 30, 2005, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.

At September 29, 2006 and December 30, 2005, cash and cash equivalents included $64.8 million and $43.5 million, respectively, held and used by our consolidated joint ventures.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options and unvested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock whereby the proceeds from assumed exercises are used to hypothetically repurchase stock at the average market price for the period. Potentially dilutive shares of common stock outstanding include stock options and unvested restricted stock awards and units, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). Diluted EPS is computed by dividing net income plus preferred stock dividends, if any, by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(In thousands, except per share data)
Numerator — Basic
Net income	$29,903	$28,837	$86,729	$56,541
Denominator — Basic
Weighted-average common stock shares outstanding	50,945	48,934	50,627	45,836
Basic earnings per share	$.59	$.59	$1.71	$1.23
Numerator — Diluted
Net income	$29,903	$28,837	$86,729	$56,541
Denominator — Diluted
Weighted-average common stock shares outstanding	50,945	48,934	50,627	45,836
Effect of dilutive securities
Stock options and restricted stock awards and units	828	1,182	911	1,110
	51,773	50,116	51,538	46,946
Diluted earnings per share	$.58	$.58	$1.68	$1.20

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

In our computation of diluted EPS, we excluded the following potential shares of issued and unexercised stock options, and unvested restricted stock awards and units, which have an anti-dilutive effect on EPS. As of September 29, 2006 and September 30, 2005, we had 846 thousand shares and five thousand shares of anti-dilutive stock options and unvested restricted stock awards and units, respectively.

Adopted and Recently Issued Statements of Financial Accounting Standards

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflected the impact of SFAS 123(R), but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for us at the beginning of fiscal year 2007. We are in the process of determining the effect that the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires (1) recognition on the balance sheet of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, the changes in a plan’s funded status that are not recognized as components of net periodic benefit cost.

The requirement to recognize the funded status of a benefit plan and the disclosure requirements will be effective for us at this fiscal year ending December 29, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008.

Based on valuations performed on December 31, 2005, had we been required to adopt the provision of SFAS 158 as of our fiscal year ended December 30, 2005, we would have been required to increase our pension

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

liability by approximately $15.5 million and reduce our stockholders’ equity by approximately $9.4 million on an after-tax basis. Adoption of SFAS 158 will have no impact on our loan covenants.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The “rollover” method focuses primarily on the effect of a misstatement on the income statement, including the reversing effect of prior year misstatements, but can lead to the accumulation of misstatements in the balance sheet. The “iron-curtain” method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 requires that the materiality be evaluated using the dual approach on each of the affected financial statement and related financial statement disclosure. If the analysis indicates that the prior year financial statements were materially misstated when all relevant quantitative and qualitative factors are considered, then they would require restatement in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” If the misstatement is material to the current year, but immaterial to the prior years’ financial statements, the prior years’ financial statements presented in the current periodic report would need to be corrected, but would not require previously filed reports to be amended.

At initial application of SAB 108, two alternative methods — (1) the retrospective adjustments to prior period financial statements method and (2) cumulative effect adjustment to the opening retained earnings balance method, are available to correct all identified misstatements that were previously considered immaterial, but may be considered material under the guidance of SAB 108. The cumulative effect method is available only at the time of initial application and requires disclosure of the nature and amount of each individual error being corrected, as well as information about how and when each error arose.

SAB 108 will be effective for us at the end of this fiscal year ending December 29, 2006. We are currently determining the effect that the adoption of this statement will have on our consolidated financial statements.

NOTE 2. PROPERTY AND EQUIPMENT AND GOODWILL

Property and Equipment

Property and equipment consists of the following:

	September 29, 2006	December 30, 2005
	(In thousands)
Equipment	$171,473	$156,893
Furniture and fixtures	22,975	21,469
Leasehold improvements	45,715	41,676
Construction in progress	6,297	4,660
	246,460	224,698
Accumulated depreciation and amortization	(136,876)	(120,950)
	109,584	103,748

Capital leases (1)	117,083	100,275
Accumulated amortization	(66,185)	(57,553)
	50,898	42,722

Property and equipment at cost, net	$160,482	$146,470

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

(1) Our capital leases consist primarily of equipment and furniture & fixtures.

As of September 29, 2006 and December 30, 2005, we capitalized internal-use software development costs of $65.7 million and $61.0 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

We depreciate property and equipment using the following estimated useful lives:

Estimated Useful Life
Equipment	4 - 10 years
Capital leases	3 - 10 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	6 months - 20 years

Depreciation expense related to property and equipment was $8.5 million and $8.7 million for the three months ended September 29, 2006 and September 30, 2005, respectively. Depreciation expense related to property and equipment was $26.9 million and $27.1 million for the nine-month periods ended September 29, 2006 and September 30, 2005, respectively.

Amortization expense related to purchased intangible assets was $0.4 million and $0.6 million for the three months ended September 29, 2006 and September 30, 2005, respectively. Amortization expense related to purchased intangible assets was $1.3 million and $2.1 million for the nine months ended September 29, 2006 and September 30, 2005, respectively.

Goodwill

As of September 29, 2006 and December 30, 2005, our consolidated goodwill was $993.9 million and $986.6 million, respectively. The net change of $7.3 million for the nine months ended September 29, 2006 was due primarily to our acquisition of Cash & Associates, a privately-held company specializing in civil and structural engineering and program management services for ports and harbors.

NOTE 3. EMPLOYEE RETIREMENT PLANS

Executive Plan

We entered into a Supplemental Executive Retirement Agreement (the “Executive Plan”) with our Chief Executive Officer (“CEO”) in July 1999, which was amended and restated in September 2003, to provide an annual lifetime retirement benefit. We are obligated to fund a rabbi trust upon receipt of a 15-day notice, his death or the termination of his employment for any reason. We are currently in discussions with our CEO to extend the terms of his employment agreement. The components of our net periodic pension costs related to the Executive Plan for the three months and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(In thousands)
Amortization of net loss	$8	$—	$24	$—
Interest cost	140	131	420	393
Net periodic benefit cost	$148	$131	$444	$393

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Radian SERP and SCA

The URS Division maintains two non-qualified defined benefit plans, a supplemental executive retirement plan and a salary continuation agreement (the “Radian SERP and SCA”), which were acquired as part of the Dames & Moore Group, Inc. acquisition in 1999. Their purpose is to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the Radian SERP and SCA for the three months and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(In thousands)
Amortization of net loss	$17	$18	$51	$54
Interest cost	157	145	471	435
Net periodic benefit cost	$174	$163	$522	$489

Final Salary Pension Fund

As part of the acquisition of the Dames & Moore Group, Inc., we also assumed the Dames & Moore United Kingdom Final Salary Pension Fund (“Final Salary Pension Fund”).

The components of our net periodic pension costs relating to the Final Salary Pension Fund for the three months and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
(In thousands)
Service cost	$199	$257	$581	$802
Interest cost	231	218	673	680
Expected return on plan assets	(107)	(123)	(313)	(383)
Amortization of:
Transition obligation	21	22	61	70
Net loss	48	17	141	53
Net periodic benefit cost	$392	$391	$1,143	$1,222

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

EG&G Pension Plan

The components of our net periodic pension costs relating to the EG&G pension plan for the three months and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
(In thousands)
Service cost	$2,050	$1,636	$5,700	$4,908
Interest cost	2,125	2,135	6,825	6,405
Expected return on plan assets	(3,200)	(2,292)	(7,800)	(6,876)
Amortization of:
Prior service cost	(525)	(518)	(1,575)	(1,554)
Net loss	(100)	406	750	1,218
Net periodic benefit cost	$350	$1,367	$3,900	$4,101

During the nine months ended September 29, 2006, we made cash contributions of $3.4 million to the EG&G pension plan for the 2006 plan year. We currently expect to make additional cash contributions of approximately $3.4 million to the EG&G pension plan for the 2006 plan year during the fourth quarter of 2006 and the first quarter of 2007.

EG&G Post-retirement Medical Plan

The components of our net periodic pension costs relating to the EG&G post-retirement medical plan for the three months and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(In thousands)
Service cost	$75	$70	$225	$210
Interest cost	76	69	228	207
Expected return on plan assets	(59)	(64)	(177)	(192)
Amortization of:
Net loss	—	20	—	60
Net periodic benefit cost	$92	$95	$276	$285

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 4. CURRENT AND LONG-TERM DEBT

Current and long-term debt consists of the following:

	September 29, 2006	December 30, 2005
	(In thousands)

Bank term loans	$154,000	$270,000
11½% senior notes	—	2,798
Obligations under capital leases	46,076	36,187
Notes payable, foreign credit lines and other indebtedness	9,650	9,575
Total current and long-term debt	209,726	318,560
Less:
Current portion of long-term debt	1,823	2,798
Current portion of notes payable, foreign credit lines and other indebtedness	5,988	6,964
Current portion of capital leases	12,311	10,885
Long-term debt	$189,604	$297,913

Credit Facility

Our senior credit facility (“Credit Facility”) consists of a 6-year term loan of $350.0 million and a 5-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of September 29, 2006, we had $154.0 million outstanding under the term loan, $61.6 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of September 29, 2006 and December 30, 2005, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of September 29, 2006 and December 30, 2005, the interest rates on our term loan were 6.37% and 5.53%, respectively.

As of September 29, 2006, we were in compliance with all of the covenants of our Credit Facility.

Revolving Line of Credit

A summary of our revolving line of credit information is as follows:

	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.0%	7.5%
Average daily revolving line of credit balances	$0.3	$0.5
Maximum amounts outstanding at any one point	$6.5	$21.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Other Indebtedness

11½% Senior Notes (“11½% Notes”). On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% Notes. At December 30, 2005, we had $2.8 million of 11½% Notes outstanding.

Notes payable, foreign credit lines and other indebtedness. As of September 29, 2006 and December 30, 2005, we had outstanding amounts of $9.7 million and $9.6 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.1% and 5.6% as of September 29, 2006 and December 30, 2005, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of September 29, 2006, we had $13.5 million in lines of credit available under these facilities, with $6.0 million outstanding. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. The interest rates were 6.0% and 6.6% as of September 29, 2006 and December 30, 2005, respectively.

Capital Leases. As of September 29, 2006 and December 30, 2005, we had $46.1 million and $36.2 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Maturities

As of September 29, 2006, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter, are as follows:

(In thousands)
Less than one year	$7,811
Second year	701
Third year	23,476
Fourth year	31,187
Fifth year	100,346
Thereafter	129
$163,650

Costs Incurred for Extinguishment of Debt

The write-off of the pre-paid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income. We incurred the following costs to extinguish our old senior credit facility (“Old Credit Facility”), 6½% convertible subordinated debentures (“6½% debentures”), 11½% Notes, and 12¼% senior subordinated notes (“12¼% Notes”) due 2009 during the three months and nine months ended September 29, 2006 and September 30, 2005.

The costs we incurred for extinguishment of debt for the three months ended September 29, 2006 and September 30, 2005 were immaterial. For the nine months ended September 29, 2006 and September 30, 2005, we incurred the following costs for extinguishment of debt:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Nine Months Ended September 29, 2006
	Old Credit Facility	6½% Debentures	11½% Notes	12¼% Notes	Total
	(In thousands)
Tender/Call premiums and expenses	$—	$—	$162	$—	$162
Total	$—	$—	$162	$—	$162

	Nine Months Ended September 30, 2005
	Old Credit Facility	6½% Debentures	11½% Notes	12¼% Notes	Total
	(In thousands)
Write-off of pre-paid financing fees, debt issuance costs and discounts	$6,012	$16	$7,527	$149	$13,704
Tender/Call premiums and expenses	—	—	18,808	613	19,421
Total	$6,012	$16	$26,335	$762	$33,125

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

Two Saudi Arabian landlords have pursued claims over disputed rents in Saudi Arabia. The Saudi Arabian landlord of the Al Bilad complex received a judgment in Saudi Arabia against LSI for $7.9 million. Another landlord has obtained a judgment in Saudi Arabia against LSI for $1.2 million and LSI successfully appealed this decision in June 2005 in Saudi Arabia, which was remanded for future proceedings. We are currently reviewing our legal strategy regarding these judgments.

LSI is involved in a dispute relating to a tax assessment issued by the Saudi Arabian taxing authority (“Zakat”) against LSI of approximately $5.1 million for the years 1999 through 2002. LSI disagrees with the Zakat assessment and provided responses, additional information and documentation to Zakat and the Tax Preliminary Appeal Committee. On June 6, 2006, Zakat and Tax Preliminary Appeal Committee ruled partially in favor of LSI by reducing the tax assessment to approximately $2.2 million. LSI has appealed the decision of the Zakat and Tax Preliminary Appeal Committee in an effort to eliminate or further reduce the assessment, and, as a part of that appeal, posted a bond in the full amount of the remaining tax assessment. LSI will continue to vigorously defend this matter.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

In 2004, the Ministry directed payment of a performance bond outstanding under the F-5 Contract in the amount of approximately $5.6 million. Banque Saudi Fransi paid the bond to the Ministry and thereafter filed a reimbursement claim against LSI in December 2004 in the United Kingdom's High Court of Justice, Queen’s Bench Division, Commercial Court. LSI believed Banque Saudi Fransi's payment of the performance bond amount was inappropriate and constituted a contractual violation of our performance bond agreement. In April 2005, LSI responded to the Banque Saudi Fransi's claim and on October 11, 2005, the Commercial Court granted Banque Saudi Fransi an application for summary judgment of approximately $5.6 million, plus attorney fees and interest. The Court of Appeal of England & Wales (Civil Division) granted LSI an appeal of this judgment on December 6, 2005, on the condition that LSI secured the judgment. LSI has satisfied this condition by providing Banque Saudi Fransi with a letter of credit covering the amount of the judgment. On July 19, 2006, the Court of Appeal issued a judgment in favor of Banque Saudi Fransi. In September 2006, the Banque Saudi Fransi exercised its rights and drew the $7.7 million against the letter of credit. In addition, we repaid the letter of credit in September 2006. Of the $7.7 million we repaid, $7.0 million was previously accrued and the remainder was recognized during the current period.

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas. The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable. In March 2005, the Ministry filed a motion to dismiss, which the District Court denied. In November 2005, the Ministry filed another motion to dismiss, to which the District Court responded by ordering the parties to conduct further discovery, which is ongoing. LSI intends to continue to vigorously pursue this matter.

•      Lebanon: Our 1999 acquisition of Dames and Moore Group, Inc. included the acquisition of a wholly-owned subsidiary, Radian International, LLC (“Radian”). Prior to the acquisition, Radian entered into a contract with the Lebanese Company for the Development and Reconstruction of Beirut Central District, S.A.L (“Solidere”). Under the contract, Radian was to provide environmental remediation services at the Normandy Landfill site located in Beirut, Lebanon (the “Normandy Project”). Radian subcontracted a portion of these services to Mouawad - Edde SARL. The contract with Solidere required the posting of a Letter of Guarantee, which was issued by Saradar Bank, Sh.M.L. ("Saradar") in the amount of $8.5 million. Solidere drew upon the full value of the Letter of Guarantee. The contract also provided for the purchase of project specific insurance. The project specific insurance policy was issued by Alpina Insurance Company ("Alpina").

Radian and Solidere initially sought to resolve their disputes through arbitration proceedings before the International Chamber of Commerce (“ICC”). Solidere alleges that Radian’s activities and services resulted in the production of chemical and biological pollutants, including methane gas, at the Normandy Project. In July 2004, an ICC arbitration panel ruled against Radian. Among other things, the ICC ordered Radian to: i) prepare a plan to remediate the production of methane gas at the Normandy Site; and, ii) pay approximately $2.4 million in attorney fees and other expenses. The ICC also authorized Solidere to withhold project payments.

Since the July 2004 ruling, numerous other legal actions have been initiated. On January 20, 2006, Radian initiated a new ICC arbitration proceeding against Solidere alleging, in part, that Solidere's lack of cooperation prevented Radian from complying with the July 2004 ruling. In response to Radian’s January 20, 2006 filing, Solidere terminated Radian's contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation. Solidere’s February 13, 2006 filing seeks to recover the costs to remediate the Normandy Site, damages resulting from delays in project completion, and past and future legal costs. On February 20,

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

2006, Radian amended its January 20, 2006 filing to include Solidere's unwarranted termination of Radian's contract.

On June 28, 2006, Mouawad - Edde SARL, filed a request for arbitration with the ICC against Radian and URS Corporation seeking to recover $22 million for its alleged additional costs. Mouawad - Edde SARL alleges that it is entitled to a sizable increase in the value of its subcontract for additional work it claims to have performed on the Normandy Project.

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

As of September 29, 2006, Solidere had withheld project payments amounting to $10.1 million. We have recorded this amount as accounts receivable and retainage and have included it in our consolidated accounts receivable. In addition, Radian has recorded $5.6 million in consolidated costs and accrued earnings in excess of billings on contracts in process and $3.6 million in consolidated other assets.

Radian will continue to vigorously pursue its claims against Solidere and Alpina. Radian and URS Corporation will also continue to vigorously defend the claims asserted against them.

•      Tampa-Hillsborough County Expressway Authority: In 1999, URS Corporation Southern, a wholly-owned subsidiary, entered into an agreement ("Agreement") with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design, project oversight and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure (the “Expressway”) in Tampa, Florida. Also, URS Holdings, a wholly-owned subsidiary, entered into a subcontract agreement with an unrelated third party to provide geotechnical services in connection with the construction of roads to access the Expressway. In 2004, during construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries occurred as a result of the incident. The Authority has completed remediation of the Expressway.

In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million. Sufficient information is not currently available to assess liabilities associated with the remediation. In April 2006, the Authority's Builder's Risk insurance carrier, Westchester Surplus Lines Insurance Company ("Westchester"), filed a subrogation action against URS Corporation Southern in the Thirteenth

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Judicial Circuit of Florida for $2.9 million that Westchester has paid to the Authority and for any future amounts paid by Westchester for claims which the Authority has submitted for losses caused by the subsidence of the pier. URS Corporation Southern removed Westchester's lawsuit to United States District Court for the Middle District of Florida and also filed multiple counterclaims against Westchester for insurance coverage under the Westchester policy. URS Corporation Southern and URS Holdings intend to continue to vigorously defend this matter.

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

Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date - even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

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

As of September 29, 2006, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $6.5 million at September 29, 2006 and was increased to $9.5 million in October 2006.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

During this quarter ended September 29, 2006, a parent guarantee replaced letters of credit used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries. As of September 29, 2006, the amount of the guarantee was $9.4 million.

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

	September 29, 2006
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$884,135	$144,880	$1,208,573
EG&G Division	252,060	11,183	279,768
	1,136,195	156,063	1,488,341
Corporate	—	4,419	1,746,324
Eliminations	—	—	(675,217)
Total	$1,136,195	$160,482	$2,559,448

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	December 30, 2005
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$801,440	$132,983	$1,084,127
EG&G Division	298,550	8,491	320,616
	1,099,990	141,474	1,404,743
Corporate	—	4,996	1,687,184
Eliminations	—	—	(622,479)
Total	$1,099,990	$146,470	$2,469,448

	Three Months Ended September 29, 2006
	Revenues	Operating Income (Loss)	Depreciation and Amortization
	(In thousands)
URS Division	$730,085	$50,079	$7,670
EG&G Division	358,171	19,256	1,015
Eliminations	(2,652)	(160)	—
	1,085,604	69,175	8,685
Corporate	—	(10,213)	244
Total	$1,085,604	$58,962	$8,929

	Three Months Ended September 30, 2005
	Revenues	Operating Income (Loss)	Depreciation and Amortization
	(In thousands)
URS Division	$625,005	$46,793	$7,885
EG&G Division	339,796	16,798	1,239
Eliminations	(1,861)	(109)	—
	962,940	63,482	9,124
Corporate	—	(9,743)	232
Total	$962,940	$53,739	$9,356

	Nine Months Ended September 29, 2006
	Revenues	Operating Income (Loss)	Depreciation and Amortization
	(In thousands)
URS Division	$2,062,984	$142,952	$24,379
EG&G Division	1,103,802	57,371	3,098
Eliminations	(13,042)	(814)	—
	3,153,744	199,509	27,477
Corporate	—	(30,687)	731
Total	$3,153,744	$168,822	$28,208

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Nine Months Ended September 30, 2005
	Revenues	Operating Income (Loss)	Depreciation and Amortization
	(In thousands)
URS Division	$1,855,159	$137,537	$24,394
EG&G Division	996,179	47,526	3,879
Eliminations	(4,782)	(288)	—
	2,846,556	184,775	28,273
Corporate	—	(63,479)	952
Total	$2,846,556	$121,296	$29,225

We define our segment operating income (loss) as total segment net income, before income tax and interest expense. Our long-lived assets primarily consist of our property and equipment.

Geographic areas

Our revenues and property and equipment at cost, net of accumulated depreciation by geographic areas are shown below.

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
(In thousands)
Revenues
United States	$984,769	$868,383	$2,864,411	$2,567,744
International	103,125	96,882	294,982	285,545
Eliminations	(2,290)	(2,325)	(5,649)	(6,733)
Total revenues	$1,085,604	$962,940	$3,153,744	$2,846,556

No individual foreign country contributed more than 10% of our consolidated revenues for the three months and nine months ended September 29, 2006 and September 30, 2005.

	September 29, 2006	December 30, 2005
	(In thousands)
Property and equipment at cost, net
United States	$141,487	$129,182
International	18,995	17,288
Total property and equipment at cost, net	$160,482	$146,470

Major Customers

We have multiple contracts with the U.S. Army, which collectively contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	URS Division	EG&G Division	Total
		(In millions)
Three months ended September 29, 2006
The U.S. Army (1)	$27.3	$189.2	$216.5

Three months ended September 30, 2005
The U.S. Army (1)	$24.6	$169.0	$193.6

Nine months ended September 29, 2006
The U.S. Army (1)	$79.3	$566.9	$646.2

Nine months ended September 30, 2005
The U.S. Army (1)	$75.0	$484.1	$559.1

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.

NOTE 7. STOCK-BASED COMPENSATION

On October 12, 1999, our stockholders approved the 1999 Equity Incentive Plan (“1999 Plan”). An aggregate of 1.5 million shares of common stock were initially reserved for issuance under the 1999 Plan, and the 1999 Plan provides for an automatic reload of shares every July 1 through 2009 equal to the lesser of 5% of the outstanding common stock or 1.5 million shares. On March 26, 1991, our stockholders approved the 1991 Stock Incentive Plan (“1991 Plan”). The 1991 Plan provided for the grant of up to 3.3 million restricted shares, stock units and options. When the 1999 Plan was approved, the remaining shares available for grant under the 1991 Plan were added to the 1999 Plan (collectively, “the Stock Incentive Plans”).

As of September 29, 2006, we had reserved approximately 11.1 million shares and had issued options and restricted stock awards and units in an aggregate amount of approximately 7.8 million shares under the 1999 Plan.

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Accordingly, the results of prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). Upon adoption of SFAS 123(R), we recorded stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005 based on the fair value at the grant date in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” In addition, we recorded compensation expense for the share-based payment awards granted between December 31, 2005 and September 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We used the Black-Scholes option pricing model to measure the estimated fair value of stock-based option awards issued under our Stock Incentive Plans and our Employee Stock Purchase Plan (“ESPP”).

We recognize stock-based compensation expense, net of estimated forfeitures, over the service periods of the stock-based compensation awards on a straight-line basis in indirect, general, and administrative (“IG&A”) expenses of our Consolidated Statements of Operations and Comprehensive Income. We allocated our stock-based compensation expenses entirely to IG&A expenses because the proportional expenses that would have been allocated to direct costs are not material. Stock option awards expire ten years from the date of grant. Stock options, restricted stock awards, and restricted stock units vest over service periods that range from three to four years. SFAS 123(R) requires the estimation of forfeitures at the time of grant and then a re-measurement at least annually in

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

order to estimate the amount of share-based awards that will ultimately vest. We estimate the forfeiture rate based on our historical experience. No stock-based compensation expense related to our ESPP was recognized during the nine months ended September 29, 2006 because our ESPP qualifies as a non-compensatory plan under SFAS 123(R).

The following table presents our stock-based compensation expenses related to restricted stock awards and units, and the related income tax benefits recognized for the three months and nine months ended September 29, 2006 and September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(In millions)
Stock-based compensation expenses:
Restricted stock awards and units	$3.2	$1.0	$7.5	$4.5
Stock options	1.6	—	5.2	—
Stock-based compensation expenses	$4.8	$1.0	$12.7	$4.5

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$1.7	$0.4	$4.7	$1.8

The following table presents the reduction in our income before income taxes, net income, and basic and diluted earnings per share as a result of adopting SFAS 123(R).

	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006
	(In millions, except per share data)
Income before income taxes	$1.6	$5.2
Net income	$0.9	$3.0
Basic earnings per share	$.02	$.06
Diluted earnings per share	$.02	$.06

Prior to the adoption of SFAS 123(R), we presented the tax benefits from exercises and vesting of stock-based compensation awards in operating cash flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation expense recognized for these stock-based compensation awards are classified as a financing cash inflow and as an operating cash outflow. Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the three months and nine months ended September 29, 2006 and September 30, 2005, are summarized below.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(In millions)
Proceeds from employee options exercises and purchases by employees under ESPP	$0.4	$5.1	$22.5	$30.7

Employee Stock Purchase Plan

Effective January 1, 2006, we modified our ESPP to reduce the purchase discount of our common stock from 15% to 5% of the fair market value and to apply the discount only at the end of each of the six-month offering periods. Accordingly, we did not recognize any compensation expense for common stock purchased through our ESPP. Prior to the adoption of SFAS 123(R), we also did not recognize any compensation expense for common stock issued to employees through our ESPP, in accordance with a specific exception under APB 25.

Restricted Stock Awards and Units

In light of the impact associated with the adoption of SFAS 123(R), our current policy, which began in October 2005, is to issue restricted stock awards and units, rather than stock options, to selected employees in order to minimize the volatility of our stock-based compensation expense.

We continue to record compensation expense related to restricted stock awards and units over the applicable vesting periods as required previously under APB 25 and now under SFAS 123(R). Such compensation expense was measured at the fair market value of the restricted stock awards and units at the grant date. As of September 29, 2006, we had unrecognized stock-based compensation expense of $38.5 million related to non-vested restricted stock awards and units. We expect to recognize this expense over a weighted-average period of 1.82 years. The total fair values of shares vested and the grant date fair values of restricted stock awards and units granted during the nine months ended September 29, 2006 and September 30, 2005 are summarized below:

	September 29, 2006	September 30, 2005
	(In millions)

Fair values of shares vested	$8.6	$7.2
Grant date fair values of restricted stock awards and units	$31.6	$13.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

A summary of the status and changes of our non-vested restricted stock awards and units, according to their contractual terms, as of September 29, 2006 and during the nine months ended September 29, 2006 are presented below:

	Nine Months Ended September 29, 2006
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2005	519,818	$33.96
Granted	732,650	$43.09
Vested	(94,183)	$24.67
Forfeited	(25,650)	$34.06
Non-vested at September 29, 2006	1,132,635	$40.28

Stock Incentive Plans

No stock options were granted during the nine months ended September 29, 2006. A summary of the status and changes of the stock options under our Stock Incentive Plans, according to the contractual terms, as of September 29, 2006 and for the nine months ended September 29, 2006 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2005	3,076,128	$22.18
Exercised	(518,261)	$20.08
Forfeited	(65,524)	$23.64
Outstanding at September 29, 2006	2,492,343	$22.56	6.14	$40,700
Vested and expected to vest at September 29, 2006	2,481,312	$22.54	6.14	$40,558
Options exercisable at end of period	1,976,514	$21.94	5.76	$33,718
Weighted-average fair value of
options granted during the period	—	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $38.89 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. A summary of the status and changes of our non-vested stock options, according to the contractual terms, as of September 29, 2006 and during the nine months ended September 29, 2006 are presented below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Nine Months Ended September 29, 2006
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2005	1,075,855	$12.67
Vested	(494,502)	$12.07
Forfeited	(65,524)	$12.66
Non-vested at September 29, 2006	515,829	$13.31

The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, for the nine months ended September 29, 2006 was $12.1 million. As of September 29, 2006, we had unrecognized stock-based compensation expense of $4.1 million related to non-vested stock option awards. We expect to recognize this expense over a weighted-average period of 0.6 years. The total fair value of shares vested during the nine months ended September 29, 2006 was $6.0 million.

The following table summarizes information about stock options outstanding at September 29, 2006, under our Stock Incentive Plans:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.18 - $13.56	118,418	6.2	$12.98	118,418	$12.98
$13.57 - $16.95	156,424	3.4	$15.27	156,424	$15.27
$16.96 - $20.34	250,609	5.5	$18.44	249,609	$18.43
$20.35 - $23.73	751,791	5.4	$22.03	580,186	$22.04
$23.74 - $27.12	1,142,336	7.1	$25.33	837,027	$25.10
$27.13 - $30.51	55,000	8.0	$29.12	21,667	$28.84
$30.52 - $33.85	13,265	5.6	$31.79	11,683	$31.94
$33.86 - $37.61	4,500	8.7	$35.00	1,500	$35.00
	2,492,343	6.1	$22.56	1,976,514	$21.94

Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)

For periods presented prior to the adoption of SFAS 123(R), we are required to disclose the pro forma results as if we had applied the fair value recognition provisions of SFAS 123. In prior periods, we used the Black-Scholes option pricing model to measure the estimated fair value of stock options and the ESPP and accounted for forfeitures as they occurred. During the nine months ended September 29, 2006, we did not grant employee stock options. We used the following assumptions to estimate stock option and ESPP compensation expense using the fair value method of accounting:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Stock Incentive Plans	Employee Stock Purchase Plan	Stock Incentive Plans	Employee Stock Purchase Plan

Risk-free interest rate	4.3%	3.5%	4.0% - 4.3%	2.6-3.5%%
Expected life	5.78 years	0.5 year	5.78 years	0.5 year
Volatility	44.42%	27.24%	44.42%	23.33% and 27.24%
Expected dividends	None	None	None	None

If the compensation cost for awards under our Stock Incentive Plans and ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months and nine months ended September 30, 2005, prior to the adoption of SFAS 123(R).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$28,837	$56,541
Add: Total stock-based compensation expense as reported, net of tax	618	2,740
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	4,591	8,875
Pro forma net income	$24,864	$50,406
Denominator — Basic
Weighted-average common stock shares outstanding	48,934	45,836
Basic earnings per share:
As reported	$.59	$1.23
Pro forma	$.51	$1.10

Numerator — Diluted
Net income:
As reported	$28,837	$56,541
Add: Total stock-based compensation expense as reported, net of tax	618	2,740
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	4,591	8,875
Pro forma net income	$24,864	$50,406
Denominator — Diluted
Weighted-average common stock shares outstanding	50,116	46,946
Diluted earnings per share:
As reported	$.58	$1.20
Pro forma	$.50	$1.07

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 8. VARIABLE INTEREST ENTITIES

We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Some of our joint ventures are variable interest entities (“VIE”) as defined by FIN 46(R). Accordingly, beginning April 30, 2004, we began consolidating one of the material joint ventures, Advatech, LLC. (“Advatech”), for which we are the primary beneficiary. We have not guaranteed any debt on behalf of Advatech, nor do any of the creditors of Advatech have recourse to our general credit. Advatech provides design, engineering, construction and construction management services to its customers relating to a specific technology involving flue gas desulfurization processes. Advatech’s total revenues were $68.0 million and $48.0 million for the three months ended September 29, 2006 and September 30, 2005, respectively. Advatech’s total revenues were $155.5 million and $117.2 million for the nine months ended September 29, 2006 and September 30, 2005, respectively. In addition, the following assets of Advatech as of September 29, 2006 and December 30, 2005 were consolidated into our financial statements:

	September 29, 2006	December 30, 2005
	(In thousands)
Cash	$64,666	$43,080
Net accounts receivable	51,591	24,280
Other assets	20,441	5,363
	$136,698	$72,723

Minority Interest

Minority interest represents the equity investment of minority owners in the income of joint ventures that we consolidate in our financial statements. We have historically included minority interest in other long-term liabilities because it was not material. Beginning the first quarter of 2006, we have presented minority interest separately on our Consolidated Balance Sheet and our Consolidated Statements of Operations and Comprehensive Income.

NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION

Prior to the quarter ended September 29, 2006, we were required to provide supplemental guarantor information because substantially all of our domestic operating subsidiaries had guaranteed our obligations under our 11½% Notes. Each of the subsidiary guarantors had fully and unconditionally guaranteed our obligations on a joint and several basis. On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% Notes. Therefore, the supplemental guarantor disclosure information is no longer required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section “Risk Factors,” beginning on page 50 ; the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005, which was previously filed with the Securities and Exchange Commission (“SEC”).

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

Our revenues are dependent upon our ability to attract qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, renew existing client agreements and provide outstanding services. Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

Our costs are driven primarily by the compensation we pay to our employees, including fringe benefits, the cost of hiring subcontractors and other project-related expenses, and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

Revenues for Three Months Ended September 29, 2006

Consolidated revenues for the three months ended September 29, 2006 increased 12.7% over the consolidated revenues for the three months ended September 30, 2005.

Revenues from our federal government clients for the three months ended September 29, 2006 increased approximately 10% compared with the corresponding period last year. The increase reflects continued growth in the engineering, environmental and facilities services we provide to the Department of Defense (“DOD”) and other federal agencies. We continued to benefit from strong demand for systems engineering and technical assistance to develop, test and evaluate weapons systems. We also experienced continued growth in the provision of homeland security and disaster preparedness services to the Department of Homeland Security (“DHS”). However, revenues from our operations and maintenance services related to military activity in the Middle East grew more slowly in the third quarter due to the uncertainty of short-term DOD funding.

Revenues from our state and local government clients for the three months ended September 29, 2006 increased approximately 4% compared with the corresponding period last year. We experienced favorable market conditions in this sector of our business as state and local economies continued to improve. This has reduced the pressure to limit infrastructure spending or shift funds away from infrastructure improvements and additions, including transportation and public facility programs. While we continued to benefit from an overall strengthening of state budgets and increased contract funding, some states are moving more quickly than others to release funds and initiate projects. The passage of the highway and transit bill, the Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”), during 2005 also had a positive effect on revenues from our state and local government clients. In addition, infrastructure investments are being given higher priority by state and local governments across the country.

Revenues from our domestic private industry clients for the three months ended September 29, 2006 increased 33% compared with the corresponding period last year, reflecting our transition to growth markets within the private sector and the growth in long-term Master Service agreements (“MSAs”) with Fortune 500 companies. The majority of our revenue growth from domestic private industry clients in the third quarter was due to growth in the emissions control portion of our work in the power sector. This work involves helping power clients comply with federal emissions regulations, such as the Clean Air Act, and the Clean Air Interstate and Clean Air Mercury rules. We also are benefiting from high demand to upgrade existing power plants to increase capacity as well as from increased investment in alternative energy power plants, such as the emerging coal gasification market. The volume of work for clients in the oil and gas, and mining industries also grew in the third quarter. In addition, our revenues under MSAs with multinational corporations continued to increase.

Revenues from our international clients for the three months ended September 29, 2006 increased approximately 6% compared with the corresponding period last year. Excluding the effect of foreign currency fluctuations, international revenues increased 4%, primarily due an increase in the work we perform for multinational clients outside the United States under MSAs. In Europe, we continued to benefit from demand for our environmental services, driven by more stringent environmental regulations by the European Union, and from new investment in infrastructure projects. In Asia-Pacific, we experienced continued growth in our business resulting from high demand for our services in the mining, transportation and energy sectors.

Cash Flows and Debt

During the nine months ended September 29, 2006, we generated $124.9 million in cash from operations. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.) While net income increased during the third quarter of 2006 compared with the same period in 2005, cash flows from operations decreased by $9.1 million due primarily to reductions in accounts payable, accrued salaries and wages and accrued expenses in 2006 compared to 2005.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholder’s equity) decreased from 19% at December 30, 2005 to 13% at September 29, 2006. The decrease in our debt to total capitalization ratio reflects our continued focus on de-leveraging our balance sheet.

Business Trends

We continue to see positive trends in the DOD budget. In September, Congress approved DOD appropriations with approximately a 4% increase for the federal government’s 2007 fiscal year, which began October 1. The budget includes increases in Operations and Maintenance (“O&M”), and Research, Development, Test and Evaluation (“RDT&E”) - two of the largest service offerings in our EG&G Division’s business. Because Congress did not approve DOD appropriations for 2007 until late September, revenue growth from O&M services related to military activities in the Middle East slowed in the third quarter due to funding uncertainty. With the passage of the appropriations bill, demand for O&M contracts is recovering; however, we may not experience significant growth in this area of the business until the first quarter of our 2007 fiscal year. By contrast, demand for systems engineering and technical assistance services associated with RDT&E of weapons systems remained strong in the third quarter, and we expect continued growth in this area of the business for the remainder of the year.

In addition, we expect to see high demand for emergency preparedness and disaster assistance services we provide to the DHS. In September, Congress approved a 7% increase in the DHS budget for 2007. We also anticipate infrastructure, facilities and environmental projects at military sites under new and existing DOD contracts will increase. We may also see increased opportunities for our URS and EG&G Divisions through the increasing use of large “bundled” contracts issued by the DOD, which typically require the provision of a full range of services at multiple sites throughout the world.

Finally, we expect that the most recent round of Base Realignment and Closure (“BRAC”) activities, which are designed to realign and reduce U.S. military infrastructure worldwide, will provide additional growth opportunities for our federal business over the next several years. Many of the U.S.’s military bases will require planning, design and environmental services before they can be realigned, closed or redeveloped. Accordingly, the BRAC program may result in new opportunities for our URS Division, although it may have both positive and negative impacts on our EG&G Division.

As state economies and revenues continue to improve, we expect to see increased spending on programs for which we provide services, such as surface transportation and facilities. All 50 states now have approved budgets for fiscal year 2007; however, some states are moving more quickly than others to release funding and initiate projects. The $287 billion highway funding bill, SAFETEA-LU, will continue to provide stable funding for current and new transportation projects. The recent passage of bond initiatives in many states also should generate additional funding for major infrastructure programs, creating increased opportunities for URS. In addition, we expect that the damage to infrastructure caused by Hurricanes Katrina and Rita will continue to result in high demand for our services for major infrastructure projects associated with rebuilding in and around New Orleans and other areas of the Gulf Coast region.

During fiscal 2006, the domestic private industry market has shown marked improvement, particularly in the oil and gas, power and mining sectors. Many of our private industry clients are increasing capital expenditures as capacity utilization has grown to meet strong demand. We also anticipate continued growth in the emissions control portion of the power sector business, resulting from the requirements of the Clean Air Act and most recently, the Clean Air Interstate and Clean Air Mercury rules. These new rules are accelerating the requirements for power companies to cut sulfur dioxide and mercury emissions. We also expect to continue to benefit from our growing number of MSA contracts with multinational companies, further reducing the number of stand-alone consulting assignments and marketing costs associated with pursuing these assignments while improving our labor utilization levels.

     The growth in MSAs in our domestic private sector business also has strengthened revenues from our international private sector clients. In Europe, we expect increasing demand for our facilities design services for the United Kingdom Ministry of Defense and for the U.S. DOD at military installations overseas. In addition, we may see further international opportunities due to more stringent environmental regulations from the European Union. In the Asia-Pacific region, we expect strong economic growth to increase opportunities in the infrastructure market, and the increased global demand for mineral resources is expected to provide additional opportunities in the mining sector.

Stock-based Compensation Expense

We adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Accordingly, results of prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). Upon adoption of SFAS 123(R), we recorded stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005, based on the fair value at the grant date in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” In addition, we recorded compensation expense for the share-based payment awards granted between December 31, 2005 and September 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We used the Black-Scholes option pricing model to measure the estimated fair value of stock-based option awards.

In light of the impact associated with the adoption of SFAS 123(R), our current policy, which began in October 2005, is to issue restricted stock awards and units, rather than stock options, to selected employees in order to minimize the volatility of our stock-based compensation expense.

We recognize stock-based compensation expense, net of estimated forfeitures, over the service period of the stock-based compensation awards on a straight-line basis in the indirect, general, and administrative (“IG&A”) expenses of our Consolidated Statements of Operations and Comprehensive Income. Stock option awards expire ten years from the date of grant. Stock options, restricted stock awards, and restricted stock units vest over service periods that range from three to four years. We estimate the rate of forfeitures based on our historical experience. We allocated our stock-based compensation expenses entirely to IG&A expenses because the proportional expenses that would have been allocated to direct costs are not material. Our Employee Stock Purchase Plan (“ESPP”) qualifies as a non-compensatory plan under SFAS 123(R). The following table shows the reduction in net income and diluted earnings per share as a result of adopting SFAS 123(R) in 2006.

	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006
	(In millions, except per share data)
Net Income	$.9	$3.0
Earnings per share	$.02	$.06

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended
	September 29, 2006	September 30, 2005	Increase (decrease)	Percentage increase (decrease)
	(In millions, except percentages)
Revenues	$1,085.6	$962.9	$122.7	12.7%
Direct operating expenses	708.9	627.2	81.7	13.0%
Gross profit	376.7	335.7	41.0	12.2%
Indirect, general and administrative expenses	317.7	282.0	35.7	12.7%
Operating income	59.0	53.7	5.3	9.9%
Interest expense	4.8	5.3	(0.5)	(9.4%)
Income before taxes	54.2	48.4	5.8	12.0%
Income tax expense	24.3	19.6	4.7	24.0%
Minority interest in income of consolidated subsidiaries, net of tax	—	—	—	—
Net income	$29.9	$28.8	$1.1	3.8%
Diluted earnings per share	$.58	$.58	$—	—

Three Months ended September 29, 2006 compared with September 30, 2005

Our consolidated revenues for the three months ended September 29, 2006 increased by 12.7% compared with the corresponding period last year. The increase was due primarily to higher volumes of work performed for the federal government and a significant increase in our work for domestic private industry clients during the three months ended September 29, 2006, compared with the same period last year. We also experienced a less significant increase in revenues from state and local government and international clients.

The following table presents our consolidated revenues by client type for the three months ended September 29, 2006 and September 30, 2005.

	Three Months Ended
	September 29, 2006	September 30, 2005	Increase	Percentage increase
Revenues	(In millions, except percentages)
Federal government clients	$489	$445	$44	10%
State and local government clients	236	227	9	4%
Domestic private industry clients	258	194	64	33%
International clients	103	97	6	6%
Total Revenues	$1,086	$963	$123	13%

Revenues from our federal government clients for the three months ended September 29, 2006 increased by 10% compared with the corresponding period last year. The volume of task orders issued under the URS Division’s Indefinite Delivery/Indefinite Quantity Contracts (“IDCs”) for the federal government continued to increase, particularly for infrastructure, facilities and environmental projects under both existing DOD contracts and new contract awards in the third quarter of our 2006 fiscal year. The EG&G Division continued to benefit from high demand for systems engineering and technical assistance services to develop, test and evaluate weapons systems. Revenue growth in our operations and maintenance business, which is related to military activities in the Middle East, slowed in the third quarter due to short-term DOD funding uncertainty. However, in late September, Congress approved 2007 DOD appropriations for the military’s continuing operations in the Middle East, and we are beginning to see renewed demand under our O&M contracts. Both the URS and EG&G Divisions also experienced growth in the provision of homeland security and disaster preparedness services to the DHS.

We derive the majority of our work in the state and local government, domestic private industry and international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended September 29, 2006 can be found beginning on page 35.

Our consolidated direct operating expenses for the three months ended September 29, 2006, which consist of direct labor, subcontractor costs and other direct expenses, increased by 13.0% compared with the corresponding period last year. Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses.

Our consolidated gross profit for the three months ended September 29, 2006 increased by 12.2% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Our gross margin percentage remained relatively consistent with the corresponding period last year.

Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended September 29, 2006 increased by 12.7% compared with the corresponding period last year. Approximately $18.9 million of the increase was due to employee-related expenses, resulting from both an increase in headcount and an increase in cost per employee, including stock compensation cost of $4.8 million, (of which $1.6 million stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of our 2006 fiscal year). The remaining increases were due to a $4.8 million increase in indirect labor, a $3.7 million increase in costs for external consultants, and a $3.3 million increase in travel expense.

Our consolidated interest expense for the three months ended September 29, 2006 decreased due to lower debt balances and repayments of our long-term debt.

Our effective income tax rates for the three months ended September 29, 2006 and September 30, 2005 were 44.9% and 40.5%, respectively. During the third quarter of 2005, we recognized differences between estimated amounts we had previously accrued and final amounts included in our 2005 tax return filings. Those differences were larger than the differences calculated for the third quarter of 2005. Also, during the third quarter of 2006, we accrued additional taxes resulting from the Internal Revenue Services ("IRS") tax audits.

Our consolidated operating income and net income increased because of the factors previously described.

Reporting Segments

Three months ended September 29, 2006 compared with September 30, 2005

	Revenues	Direct Operating Expenses	Gross Profit	Indirect, General and Administrative	Operating Income (Loss)
	(In millions)
Three months ended September 29, 2006
URS Division	$730.1	$453.2	$276.9	$226.8	$50.1
EG&G Division	358.2	258.2	100.0	80.7	19.3
Eliminations	(2.7)	(2.5)	(0.2)	—	(0.2)
	1,085.6	708.9	376.7	307.5	69.2
Corporate	—	—	—	10.2	(10.2)
Total	$1,085.6	$708.9	$376.7	$317.7	$59.0

Three months ended September 30, 2005
URS Division	$625.0	$381.1	$243.9	$197.2	$46.7
EG&G Division	339.8	247.9	91.9	75.1	16.8
Eliminations	(1.9)	(1.8)	(0.1)	—	(0.1)
	962.9	627.2	335.7	272.3	63.4
Corporate	—	—	—	9.7	(9.7)
Total	$962.9	$627.2	$335.7	$282.0	$53.7

Increase (decrease) for the three months ended September 29, 2006 and September 30, 2005
URS Division	$105.1	$72.1	$33.0	$29.6	$3.4
EG&G Division	18.4	10.3	8.1	5.6	2.5
Eliminations	(0.8)	(0.7)	(0.1)	—	(0.1)
	122.7	81.7	41.0	35.2	5.8
Corporate	—	—	—	0.5	(0.5)
Total	$122.7	$81.7	$41.0	$35.7	$5.3

Percentage increase (decrease) for the three months ended September 29, 2006 vs. September 30, 2005
URS Division	16.8%	18.9%	13.5%	15.0%	7.3%
EG&G Division	5.4%	4.2%	8.8%	7.5%	14.9%
Eliminations	42.1%	38.9%	100.0%	—	100.0%
Corporate	—	—	—	5.2%	5.2%
Total	12.7%	13.0%	12.2%	12.7%	9.9%

URS Division

The URS Division’s revenues for the three months ended September 29, 2006 increased 16.8% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the three months ended September 29, 2006 and September 30, 2005.

	Three Months Ended
	September 29, 2006	September 30, 2005	Increase	Percentage increase
Revenues	(In millions, except percentages)
Federal government clients	$131	$105	$26	25%
State and local government clients	236	227	9	4%
Domestic private industry clients	258	194	64	33%
International clients	103	97	6	6%
Total revenues	$728	$623	$105	17%

Revenues from the URS Division’s federal government clients for the three months ended September 29, 2006 increased by 25% compared with the corresponding period last year. The increase was driven primarily by increases in infrastructure, facilities and environmental projects under existing and new contracts with the DOD, including new assignments in support of the BRAC program. Revenues from homeland security projects also contributed to this growth, as we continue to provide a range of engineering services to the DHS. This work includes developing plans and conducting exercises to help states and communities prepare for natural and manmade disasters, preparing designs to help protect federal facilities from terrorist attacks and providing emergency response and disaster recovery services and hurricane preparedness services for the Federal Emergency Management Agency (“FEMA”), which is now a part of DHS. We also continued to experience strong demand for our services related to recovery and rebuilding efforts in the Gulf Coast region following the destructive 2005 hurricane season.

Revenues from our state and local government clients for the three months ended September 29, 2006 increased by 4% compared with the corresponding period last year. We experienced favorable market conditions in this sector of our business as state and local economies continued to improve, reducing pressure to limit infrastructure spending on surface transportation and public facilities projects. While we continued to benefit from an overall strengthening of state budgets, increased contract funding and a high level of new sales, some states are moving faster than others to release funds and initiate projects. For example, we have seen stronger growth in the western states, particularly California and Arizona, as well as in New York and Florida. In a number of other states, it is taking longer for improving funding conditions to translate into increased revenues for us. The passage of SAFETEA-LU during 2005 also is having a positive effect on revenues from our state and local government clients. Overall, we are benefiting from an increased political focus on infrastructure investment and an increase in the school facilities portions of our state and local government market. In addition, the recent passage of bond initiatives is expected to generate increased funding for major infrastructure programs. In coastal states, we are also benefiting from increased funding to support flood and storm protection initiatives in the wake of last year’s devastating hurricane season.

Revenues from our domestic private industry clients for the three months ended September 29, 2006 increased by 33% compared with the corresponding period last year, reflecting our transition to growth markets within the private sector and our growth in long-term MSAs with Fortune 500 companies. For the third quarter, the majority of our revenue growth from domestic private industry clients was due to growth in the emissions control portion of our work in the power sector. This work involves helping power clients comply with federal emissions regulations, such as the Clean Air Act, and the Clean Air Interstate and Clean Air Mercury rules, which have accelerated mandates to reduce sulfur dioxide and mercury emissions. We also benefited from high demand to upgrade existing power plants to increase capacity as well as from increased investment in alternative energy power plants, such as the emerging coal gasification market. Our strong growth also reflects accelerated expenditures by our private sector clients in the oil and gas, and mining sectors. Many of our oil and gas industry clients have achieved record profitability as a result of higher fuel prices and are using a portion of these profits to fund capital improvement projects. These projects include refinery upgrades, environmental control improvements, and pipeline and remediation projects. We experienced similar growth in demand for engineering and environmental services among many of our mining sector clients, as they expand their operations to meet increased global demand for minerals resources, and moderate growth in the chemical/pharmaceutical sector. In addition, we successfully increased the number of client relationships managed under MSAs, reducing the number of stand-alone consulting assignments and the marketing expenses associated with pursuing these assignments, while improving our professional labor utilization levels.

Revenues from our international clients for the three months ended September 29, 2006 increased by 6% compared with the corresponding period last year. Approximately 2% of the increase was due to net foreign currency gains. The remaining 4% of the increase was largely the result of increased revenues from the work we perform for multinational clients outside the United States under MSAs, including increased demand from clients in the oil and gas industry. In addition, we continued to benefit from the diversification of our international business beyond environmental work into the facilities and infrastructure markets.

In Europe, we continued to benefit from stringent environmental directives from the European Union, leading to increased work on environmental, sustainable development, water/wastewater and carbon emissions control projects. In the Asia-Pacific region, strong economic growth has led to increased funding for transportation, facilities, and water and wastewater projects. We also continued to benefit from increased demand for work in the mining and energy sectors, particularly in Australia and New Zealand.

The URS Division’s direct operating expenses for the three months ended September 29, 2006 increased by 18.9% compared with the corresponding period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses.

The URS Division’s gross profit for the three months ended September 29, 2006 increased by 13.5% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage remained relatively consistent with the corresponding period last year.

The URS Division’s IG&A expenses for the three months ended September 29, 2006 increased by 15.0% compared with the corresponding period last year. Approximately $15.0 million of the increase was due to employee-related expenses resulting from both an increase in employee headcount and an increase in cost per employee, including stock compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of our 2006 fiscal year). The remainder of the increase was due to a $4.1 million increase in indirect labor, a $2.6 million increase in costs for external consultants, and a $2.2 million increase in rent expense.

EG&G Division

The EG&G Division’s revenues for the three months ended September 29, 2006 increased by 5.4% compared with the corresponding period last year. This increase was the result of the continuing high level of military activities in the Middle East, resulting in demand for operations and maintenance and modification work on military vehicles and weapons. Although revenue growth from operations and maintenance services slowed in the third quarter due to funding uncertainty, demand has begun to recover since Congress approved DOD appropriations in late September for the federal government’s 2007 fiscal year, which began on October 1, 2006. Engineering and technical assistance services for the development, testing and evaluation of weapons systems also increased. In addition, we earned larger award and incentive fees from services related to the de-militarization of chemical weapons compared with the corresponding period in 2005.

The EG&G Division’s direct operating expenses for the three months ended September 29, 2006 increased by 4.2% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses.

The EG&G Division’s gross profit for the three months ended September 29, 2006 increased by 8.8% compared with the corresponding period last year. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. The EG&G Division’s gross profit margin remained relatively consistent with the corresponding period last year.

The EG&G Division’s IG&A expenses for the three months ended September 29, 2006 increased by 7.5% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division's indirect expenses are generally variable in nature and, as such, any increase in business volume tends to result in higher indirect expenses. Approximately $3.2 million of the increase was due to labor and employee-related expense, resulting from both an increase in employee headcount and an increase in cost per employee, including stock-based compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of our 2006 fiscal year). Indirect expenses as a percentage of revenues increased to 22.5%, for the three months ended September 29, 2006, from 22.1% for the three months ended September 30, 2005.

Consolidated

	Nine Months Ended
	September 29, 2006	September 30, 2005	Increase (decrease)	Percentage increase (decrease)
	(In millions, except percentages)
Revenues	$3,153.7	$2,846.6	$307.1	10.8%
Direct operating expenses	2,031.1	1,836.7	194.4	10.6%
Gross profit	1,122.6	1,009.9	112.7	11.2%
Indirect, general and administrative expenses	953.8	888.6	65.2	7.3%
Operating income	168.8	121.3	47.5	39.2%
Interest expense	15.8	26.1	(10.3)	(39.5%)
Income before taxes	153.0	95.2	57.8	60.7%
Income tax expense	65.9	38.7	27.2	70.3%
Minority interest in income of consolidated subsidiaries, net of tax	0.4	—	0.4	100.0%
Net income	$86.7	$56.5	$30.2	53.5%
Diluted earnings per share	$1.68	$1.20	$0.48	40.0%

Nine months ended September 29, 2006 compared with September 30, 2005

Our consolidated revenues for the nine months ended September 29, 2006 increased by 10.8% compared with the corresponding period last year. The increase was due primarily to a higher volume of work performed for our federal government clients and our domestic private industry clients. We also experienced a less significant increase in revenues from state and local government and international clients during the nine months ended September 29, 2006, compared with the corresponding period last year.

The following table presents our consolidated revenues by client type for the nine months ended September 29, 2006 and September 30, 2005.

	Nine Months Ended
	September 29, 2006	September 30, 2005	Increase	Percentage increase
Revenues	(In millions, except percentages)
Federal government clients	$1,493	$1,334	$159	12%
State and local government clients	662	647	15	2%
Domestic private industry clients	704	580	124	21%
International clients	295	286	9	3%
Total Revenues	$3,154	$2,847	$307	11%

Revenues from our federal government clients for the nine months ended September 29, 2006 increased by 12% compared with the corresponding period last year. The increase reflects demand for the EG&G Division’s systems engineering and technical assistance services to develop, test and evaluate weapons systems and for operations and maintenance services related to military activities in the Middle East. Our operations and maintenance business slowed in the third quarter due to short-term funding uncertainty. However, in late September, Congress approved DOD appropriations for the military’s continuing operations in the Middle East, and demand under our O&M contracts is recovering. In addition, both the EG&G and URS Divisions experienced revenue growth in the provision of homeland security and disaster preparedness services to the DHS. The volume of task orders issued under the URS Division’s IDCs for the federal government continued to increase, particularly for infrastructure, facilities and environmental projects, including BRAC assignments, under both existing DOD contracts and new contract awards for the nine months ended September 29, 2006. Furthermore, we continued to see strong demand for services related to hurricane recovery and rebuilding efforts in the Gulf Coast region.

We derive the majority of our work in the state and local government, domestic private industry and international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the nine months ended September 29, 2006 can be found beginning on page 40.

Our consolidated direct operating expenses for the nine months ended September 29, 2006, which consist of direct labor, subcontractor costs and other direct expenses, increased by 10.6% compared with the corresponding period last year. Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses.

Our consolidated gross profit for the nine months ended September 29, 2006 increased by 11.2% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Our gross margin percentage remained relatively consistent with the corresponding period last year.

Our consolidated indirect, general and administrative (“IG&A”) expenses for the nine months ended September 29, 2006 increased by 7.3% compared with the corresponding period last year. Approximately $60.4 million of the increase was due to employee-related expenses, resulting from both an increase in headcount and an increase in cost per employee, including stock compensation cost of $12.7 million, (of which $5.2 million stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of our 2006 fiscal year). The remaining increases were due to a $14.6 million increase in indirect labor, an $8.1 million increase in costs for external consultants, a $5.2 million increase in legal expense, a $5.0 million increase in insurance cost, a $6.0 million increase in rent expense, and a $5.5 million increase in travel expense. These increases were offset by a $9.2 million decrease in other miscellaneous general and administrative expenses, and a $33.1 million of debt extinguishment charge, which was recognized during the nine months ended September 30, 2005.

Our consolidated interest expense for the nine months ended September 29, 2006 decreased due to lower debt balances and repayments of our long-term debt.

Our effective income tax rates for the nine months ended September 29, 2006 and September 30, 2005 were 43.1% and 40.6%, respectively. During the nine months ended September 30, 2005, we recognized differences between estimated amounts we had previously accrued and final amounts included in our 2005 tax return filings. Such differences were larger than the differences calculated for the nine months ended September 29, 2005. Also, during the third quarter of 2006, we accrued additional taxes resulting from the IRS tax audits.

Our consolidated operating income and net income increased as a result of the factors previously described.

Reporting Segments

Nine months ended September 29, 2006 compared with September 30, 2005

	Revenues	Direct Operating Expenses	Gross Profit	Indirect, General and Administrative	Operating Income (Loss)
	(In millions)
Nine months ended September 29, 2006
URS Division	$2,062.9	$1,243.6	$819.3	$676.4	$142.9
EG&G Division	1,103.8	799.7	304.1	246.7	57.4
Eliminations	(13.0)	(12.2)	(0.8)	—	(0.8)
	3,153.7	2,031.1	1,122.6	923.1	199.5
Corporate	—	—	—	30.7	(30.7)
Total	$3,153.7	$2,031.1	$1,122.6	$953.8	$168.8

Nine months ended September 30, 2005
URS Division	$1,855.2	$1,112.7	$742.5	$604.9	$137.6
EG&G Division	996.2	728.5	267.7	220.2	47.5
Eliminations	(4.8)	(4.5)	(0.3)	—	(0.3)
	2,846.6	1,836.7	1,009.9	825.1	184.8
Corporate	—	—	—	63.5	(63.5)
Total	$2,846.6	$1,836.7	$1,009.9	$888.6	$121.3

Increase (decrease) for the nine months ended September 29, 2006 and September 30, 2005
URS Division	$207.7	$130.9	$76.8	$71.5	$5.3
EG&G Division	107.6	71.2	36.4	26.5	9.9
Eliminations	(8.2)	(7.7)	(0.5)	—	(0.5)
	307.1	194.4	112.7	98.0	14.7
Corporate	—	—	—	(32.8)	32.8
Total	$307.1	$194.4	$112.7	$65.2	$47.5

	Revenues	Direct Operating Expenses	Gross Profit	Indirect, General and Administrative	Operating Income (Loss)
Percentage increase (decrease) for the nine months ended September 29, 2006 vs. September 30, 2005
URS Division	11.2%	11.8%	10.3%	11.8%	3.9%
EG&G Division	10.8%	9.8%	13.6%	12.0%	20.8%
Eliminations	170.8%	171.1%	166.7%	—	166.7%
Corporate	—	—	—	(51.7%)	(51.7%)
Total	10.8%	10.6%	11.2%	7.3%	39.2%

URS Division

The URS Division’s revenues for the nine months ended September 29, 2006 increased 11.2% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the nine months ended September 29, 2006 and September 30, 2005.

	Nine Months Ended
	September 29, 2006	September 30, 2005	Increase	Percentage increase
Revenues	(In millions, except percentages)
Federal government clients	$389	$337	$52	15%
State and local government clients	662	647	15	2%
Domestic private industry clients	704	580	124	21%
International clients	295	286	9	3%
Total revenues	$2,050	$1,850	$200	11%

Revenues from the URS Division’s federal government clients for the nine months ended September 29, 2006 increased by 15% compared with the corresponding period last year. The increase was driven primarily by increases in the work we perform for the DOD on infrastructure, environmental and facilities projects, including new assignments in support of the BRAC program. Revenues from homeland security projects also contributed to this growth, as we continue to provide a range of engineering services to the DHS in support of disaster preparedness activities. This work includes developing plans and conducting exercises to help states and communities prepare for natural and man-made disasters, preparing designs to help protect federal facilities from terrorist attacks and providing emergency response, disaster recovery and hurricane preparedness services for FEMA, which is now a part of DHS. We also continued to experience strong demand for our services related to hurricane recovery and rebuilding efforts in the Gulf Coast states.

For the nine months ended September 29, 2006, revenues from our state and local government clients increased by 2% compared with the corresponding period last year, and we are seeing favorable trends in the state and local government markets. Overall, the states have generally recovered from the past recession and have begun to increase spending on programs for which we provide services, such as surface transportation and public facility programs. Although we continued to benefit from overall strengthening of state budgets, increased contract funding and a high level of new contract awards, some states are moving more quickly than others to release funds and initiate projects. For example, we are seeing stronger growth in the western states, particularly California and

Arizona, as well as in New York and Florida. In a number of other states, it is taking longer for improving funding conditions to translate into increased revenues for us. The passage of SAFETEA-LU during 2005 is also having a positive effect on revenues from our state and local government clients. In addition, we are benefiting from an increased political focus on repairing and upgrading aging or obsolete transportation infrastructure and an increase in the school facilities portions of our state and local government market. In coastal states, we are benefiting from increased funding to support flood and storm protection initiatives following last year’s devastating hurricane season.

Revenues from our domestic private industry clients for the nine months ended September 29, 2006 increased by 21% compared with the corresponding period last year. Our strong growth reflects our transition to growth markets within the private sector and the growth in long-term MSAs with Fortune 500 companies. We experienced strong growth in the emissions control portion of our power sector business in response to stricter air pollution control limits under the Clean Air Act and the Clean Air Interstate and Clean Air Mercury rules. Many of our oil and gas sector clients have achieved record profitability as a result of higher fuel prices and are using a portion of these profits to fund capital improvement projects. These projects include refinery upgrades, environmental control improvements, and pipeline and remediation. We experienced similar growth in demand for engineering and environmental services among many of our mining sector clients, as they expand their operations to meet increased global demand for mineral resources, as well as moderate growth in the chemical/pharmaceutical sector. We manage a large percentage of our work for domestic private sector clients under MSAs, reducing the number of stand-alone consulting assignments and the marketing expenses associated with pursuing these assignments while improving our professional labor utilization levels.

Revenues from our international clients for the nine months ended September 29, 2006 increased by 3% compared with the corresponding period last year. Foreign currency exchange fluctuations caused a 2% decrease in revenues during the nine months ended September 29, 2006. The resulting increase in revenues of 5% was due to the growing volume of work we perform for multinational clients outside the United States under MSAs and the diversification of our international business beyond environmental work into the facilities and infrastructure markets.

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

The URS Division’s direct operating expenses for the nine months ended September 29, 2006 increased by 11.8% compared with the corresponding period last year. The factors that caused revenue growth also drove an increase in our direct operating expenses.

The URS Division’s gross profit for the nine months ended September 29, 2006 increased by 10.3% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Our gross profit margin percentage remained relatively consistent with the corresponding period last year.

The URS Division’s IG&A expenses for the nine months ended September 29, 2006 increased by 11.8% compared with the corresponding period last year. Approximately $40.8 million of the increase was due to labor and employee-related expenses resulting from both an increase in headcount and an increase in cost per employee, including stock compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of our 2006 fiscal year). The remainder of the increase was due to a $12.0 million increase in indirect labor, a $4.7 million increase in legal expense, a $4.4 million increase in rent expense, and a $3.4 million in insurance expense.

EG&G Division

The EG&G Division’s revenues for the nine months ended September 29, 2006 increased by 10.8% compared with the corresponding period last year. The increase reflects high demand for the EG&G Division’s specialized systems engineering and technical assistance services to develop, test and evaluate weapons systems and for operations and maintenance services related to military activities in the Middle East. Growth in our operations and maintenance business slowed in the third quarter compared to the first two quarters of fiscal 2006 due to short-term DOD funding uncertainty. However, in late September, Congress approved DOD appropriations for the military’s continuing operations in the Middle East, including increased funding for O&M services. As a result, demand under our O&M contracts is recovering. In addition, the EG&G Division also earned larger award and incentive fees from services related to the de-militarization of chemical weapons compared with the corresponding nine-month period in 2005.

The EG&G Division’s direct operating expenses for the nine months ended September 29, 2006 increased by 9.8% compared with the corresponding period last year. Higher revenues drove an increase in our direct operating expenses.

The EG&G Division’s gross profit for the nine months ended September 29, 2006 increased by 13.6% compared with the corresponding period last year. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. Our gross profit margin percentage remained relatively consistent with the corresponding period last year.

The EG&G Division’s IG&A expenses for the nine months ended September 29, 2006 increased by 12.0% compared with the corresponding period last year. The increase was primarily due to a higher business volume. The EG&G Division's indirect expenses are generally variable in nature and, as such, any increase in business volume tends to result in higher indirect expenses. Approximately $20.6 million of the increase was due to indirect labor and employee-related expenses resulting from both an increase in headcount and an increase in cost per employee, including stock-based compensation cost (for which stock option expense was recognized for the first time as SFAS 123(R) was implemented at the beginning of our 2006 fiscal year). Indirect expenses as a percentage of revenues increased to 22.4%, for the nine months ended September 29, 2006, from 22.1% for the nine months ended September 30, 2005.

Liquidity and Capital Resources

	Nine Months Ended,
	September 29, 2006	September 30, 2005
	(In millions)
Cash flows provided by operating activities	$124.9	$134.0
Cash flows used by investing activities	(25.9)	(16.1)
Cash flows used by financing activities	(88.0)	(139.1)
Proceeds from common stock offering, net of related expenses	—	130.3

During the nine months ended September 29, 2006, our primary sources of liquidity were cash flows from operations and borrowings from our senior credit facility (“Credit Facility”). Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business, such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our experience with business acquisitions.

Billings and collections on accounts receivable can affect our operating cash flows. Our management places significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivables as of September 29, 2006 and has deemed it to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.

Operating Activities

The decrease in cash flows from operating activities was primarily due to the timing of payments to vendors and subcontractors and during the first quarter of fiscal 2006, the funding of employer 401(k) contributions and bonuses. This decrease was partially offset by changes in accrued earnings in excess of billings on contracts in process, which resulted from the timing of billings. The decrease was also partially offset by changes in billings in excess of costs and accrued earnings on contracts in process, resulting from the timing of payments from clients. In addition, we received $23.8 million of net distributions from our unconsolidated affiliates during the nine months ended September 29, 2006, while we received only $8.5 million of net distributions from our unconsolidated affiliates during the nine months ended September 30, 2005.

Investing Activities

As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general- purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases and business acquisitions, during the nine months ended September 29, 2006 and September 30, 2005 were $20.8 million and $16.9 million, respectively.

On September 29, 2006, we acquired Cash & Associates, a privately held company specializing in civil and structural engineering and program management services for ports and harbors.

Financing Activities

During the nine months ended September 29, 2006, cash flows from financing activities consisted of primarily the following activities:

• Payment of $116.0 million of the term loan under our Credit Facility;
• Payment of $2.8 million of our 11½% senior notes (“11½% Notes”);
• Net borrowings of $5.4 million under our lines of credit;
• Net payments of $6.0 million under note borrowings;
• Payments of $9.6 million in capital lease obligations;
• Change in book overdraft of $15.6 million;
• Excess tax benefits from stock-based compensation of $3.1 million; and
• Proceeds from the sale of common stock from our ESPP and exercise of stock options of $22.5 million.

During the nine months ended September 30, 2005, cash flows from financing activities consisted primarily of the following activities:

• Payment of $353.8 million of the term loan under our Credit Facility;
• Net payments of $16.8 million under our lines of credit;
• Payment of $10.0 million of our 12¼% senior subordinated notes (“12¼% Notes”);
• Payment of $1.8 million of our 6½% convertible subordinated debentures (“6½% debentures”);
• Payments of $11.2 million in capital lease obligations;
• Change in book overdraft of $63.6 million;

• Proceeds from the sale of common stock from our ESPP and exercise of stock options of $30.7 million;
• Issuance of $350.0 million of the term loan under our Credit Facility, $40.0 million of which was paid during the period; and
• Net proceeds generated from our public common stock offering of $130.3 million, which were used to pay $127.2 million of our 11½% Notes and $18.8 million of tender premiums and expenses.

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of September 29, 2006.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of September 29, 2006:
Credit Facility:
Term loan	$154,000	$—	$23,100	$130,900	$—
Capital lease obligations	46,076	12,311	21,639	11,008	1,118
Notes payable, foreign credit lines and other indebtedness (1)	3,719	1,837	1,107	646	129
Total debt	203,795	14,148	45,846	142,554	1,247
Pension funding requirements (2)	114,280	20,791	16,904	17,940	58,645
Purchase obligations (3)	1,075	1,075	—	—	—
Asset retirement obligations	3,910	150	555	1,051	2,154
Operating lease obligations (4)	454,508	95,363	158,068	111,220	89,857
Total contractual obligations	$777,568	$131,527	$221,373	$272,765	$151,903

(1) Amounts shown exclude remaining original issue discounts of $57 thousand for notes payable.

(2) These pension funding requirements for the EG&G pension plans, the Final Salary Pension Fund, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan (“SERP”) with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $11.6 million into a rabbi trust for our CEO’s SERP upon receiving a 15-day notice, his death or the termination of his employment for any reason.

(3) Purchase obligations consist primarily of software maintenance contracts.

(4) These operating leases are predominantly real estate leases.

Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:

•      As of September 29, 2006, we had $61.6 million in standby letters of credit under our Credit Facility. We use letters of credit primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.

•      We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $6.5 million at September 29, 2006 and was increased to $9.5 million in October 2006.

•       During our quarter ended September 29, 2006, a parent guarantee replaced letters of credit used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries. As of September 29, 2006, the amount of the guarantee was $9.4 million.

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

Credit Facility. Our senior credit facility (“Credit Facility”) consists of a 6-year term loan of $350.0 million and a 5-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of September 29, 2006, we had $154.0 million outstanding under the term loan, $61.6 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of September 29, 2006 and December 30, 2005, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of September 29, 2006 and December 30, 2005, the interest rates on our term loan were 6.37% and 5.53%, respectively.

As of September 29, 2006, we were in compliance with all of the covenants of our Credit Facility.

Revolving Line of Credit. A summary of our revolving line of credit information is as follows:

	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.0%	7.5%
Average daily revolving line of credit balances	$0.3	$0.5
Maximum amounts outstanding at any one point	$6.5	$21.8

11½% Senior Notes. On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% Notes. At December 30, 2005 we had $2.8 million of 11½% Notes outstanding.

Notes payable, foreign credit lines and other indebtedness. As of September 29, 2006 and December 30, 2005, we had outstanding amounts of $9.7 million and $9.6 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.1% and 5.6% as of September 29, 2006 and December 30, 2005, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of September 29, 2006, we had $13.5 million in lines of credit available under these facilities, with $6.0 million outstanding. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. The interest rates were 6.0% and 6.6% as of September 29, 2006 and December 30, 2005, respectively.

Capital Leases. As of September 29, 2006 and December 30, 2005, we had $46.1 million and $36.2 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases. As of September 29, 2006, we had approximately $454.5 million in obligations under our operating leases, consisting primarily of real estate leases.

Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the nine months ended September 29, 2006, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 1 of this report. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, after giving consideration to materiality. Historically, our estimates have not materially differed from actual results. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties. Consequently, actual results could differ from our estimates.

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our Annual Report on Form 10-K for the year ended December 30, 2005. To date, there have been no material changes to these critical accounting policies during the nine months ended September 29, 2006, except for the adoption of SFAS 123(R).

Adopted and Recently Issued Statements of Financial Accounting Standards

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflected the impact of SFAS 123(R), but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for us at the beginning fiscal year 2007. We are in the process of determining the effect that the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires (1) recognition on the balance sheet of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition as a component of other comprehensive income the changes in a plan’s funded status that are not recognized as components of net periodic benefit cost.

The requirement to recognize the funded status of a benefit plan and the disclosure requirements will be effective for us at this fiscal year ending December 29, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008.

Based on valuations performed on December 31, 2005, had we been required to adopt the provision of SFAS 158 as of our fiscal year ended December 30, 2005, we would have been required to increase our pension liability by approximately $15.5 million and reduce our stockholders’ equity by approximately $9.4 million on an after-tax basis. Adoption of SFAS 158 will have no impact on our loan covenants.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The “rollover” method focuses primarily on the effect of a misstatement on the income statement, including the reversing effect of prior year misstatements, but can lead to the accumulation of misstatements in the balance sheet. The “iron-curtain” method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 requires that the materiality be evaluated using the dual approach on each of the affected financial statement and related financial statement disclosure. If the analysis indicates that the prior year financial statements were materially misstated when all relevant quantitative and qualitative factors are considered, then they would require restatement in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” If the misstatement is material to the current year, but immaterial to the prior year’s financial statements, the prior year’s financial statements presented in the current periodic report would need to be corrected, but would not require previously filed reports to be amended.

At initial application of SAB 108, two alternative methods — (1) the retrospective adjustments to prior period financial statements method and (2) the cumulative effect adjustment to the opening retained earnings balance method, are available to correct all identified misstatements that were previously considered immaterial, but may be considered material under the guidance of SAB 108. The cumulative effect method is available only at the time of initial application and requires disclosure of the nature and amount of each individual error being corrected, as well as information about how and when each error arose.

SAB 108 will be effective for us at the end of this fiscal year ending December 29, 2006. We are currently determining the effect that the adoption of this statement will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $154.0 million under our Credit Facility at September 29, 2006, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $0.9 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $0.9 million.

Foreign currency risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $1.0 million of foreign currency translation gains for the three months ended September 29, 2006 and $0.2 million of foreign currency translation losses for the three months ended September 30, 2005. For the nine months ended September 29, 2006 and September 30, 2005, we had $3.6 million of foreign currency translation gains and $4.0 million of foreign currency translation losses, respectively. The currency exposure is not material to our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. See Note 5, “Commitments and Contingencies,” to our “Consolidated Financial Statements” included under Part I - Item 1 of this report for a discussion of some of these legal proceedings. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.

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

Excess limits provided for these coverages are on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date - even for claims based on events that occurred during the term of coverage. We intend to maintain these policies; however, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described in Note 5, “Commitments and Contingencies,” to our “Consolidated Financial Statements” included under Part I - Item 1 of this report individually or collectively, are likely to materially exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding claims and litigation is subject to inherent uncertainty and it is reasonably possible that such resolution could have an adverse effect on us.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors that were disclosed in Part II, Item 1A of our Form 10-Q since the quarter ended on June 30, 2006, except for the risk factors identified by an asterisk (*) at the end of the risk factor heading. In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following factors could affect our financial condition and results of operations:

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

We may not realize the full amount of revenues reflected in our book of business, which could harm our operations and significantly reduce our future revenues.

We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and IDCs. Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of September 29, 2006, our backlog was approximately $4.4 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period since clients may terminate or delay awards, projects and contracts and may decide not to exercise contract options or issue task orders. If we fail to realize the full amounts reflected in our book of business, our operations could be harmed and our future revenues could be significantly reduced.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.

We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act (“TINA”), the Cost Accounting Standards (“CAS”), the Service Contract Act and the DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question incurred costs, and if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits. *

Revenues from federal government contracts represented approximately 47% and state and local government contracts represented approximately 21%, respectively, of our total revenues for the nine months ended September 29, 2006. Government contracts are awarded through a regulated procurement process. The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors who have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

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

Our government contracts may give the government the right to modify, curtail or terminate our contracts at their convenience at any time prior to their completion and, if we do not replace these contracts, then we may suffer a decline in revenues.*

Government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right for the government to modify, curtail or terminate contracts and subcontracts at their convenience any time prior to their completion. Any decision by a government client to modify, curtail or terminate our contracts at their convenience may result in a decline in revenues.

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

Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net purchased intangible assets were $998.1 million as of September 29, 2006. Our balance sheet includes goodwill and other net intangible assets, the values of which are material. If any of our goodwill or intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce or eliminate our profits.

Our failure to successfully bid on new contracts and renew existing contracts with private and public sector clients could adversely reduce or eliminate our profitability.

Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely reduce or eliminate our profitability.

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

Various legal proceedings are pending against us in connection with the performance of our professional services and other actions by us, the outcome of which cannot be predicted with certainty. For example, in performing our services, we may be exposed to cost overruns, personal injury claims, property damage, labor shortages or disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In some actions, parties may seek damages that exceed our insurance coverage. Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for a 13-month period for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million each. Our services may require us to make judgments and recommendations about environmental, structural, geotechnical and other physical conditions at project sites. If our performance, judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurance can be provided as to a favorable outcome, based on our previous experience in these matters, we do not believe that any of our legal proceedings, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and other insurance policies. However, the resolution of outstanding claims is subject to inherent uncertainty and it is reasonably possible that any resolution could have an adverse effect on us. If we sustain damages that exceed our insurance coverage or for which we are not insured, our results of operations and financial condition could be harmed.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could in turn negatively impact our revenues.

Our environmental services business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. For example, passage of the Clean Air Interstate and Clean Air Mercury environmental rules has increased our emissions control business. On the other hand, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services, which could in turn negatively impact our revenues.

A decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

Revenues under contracts with the DOD and other defense-related clients represented approximately 36% of our total revenues for the three months ended September 29, 2006. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

Our overall market share will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive. According to the publication Engineering News-Record, based on information voluntarily reported by various companies, the top ten engineering design firms only accounted for approximately 32% of the total design firm revenues in 2005. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete and have substantially more financial resources and/or financial flexibility than we do. As a result of the number of competitors in the industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set. If we are unable to maintain our competitiveness, our market share will decline. These competitive forces could have a material adverse effect on our business, financial condition and results of operations by reducing our relative share in the markets we serve.

Our failure to attract and retain key employees could impair our ability to provide services to our clients and otherwise conduct our business effectively.

As a professional and technical services company, we are labor intensive and therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, we rely heavily upon the expertise and leadership of our senior management. The failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Employee, agent, or partner misconduct or our failure to comply with laws or regulations could weaken our ability to contract with government clients.*

 As a federal, state and local government contractor, misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, laws regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. Other examples of potential misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting, which could weaken our ability to contract with government clients.

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

As of September 29, 2006, we had $209.7 million of total outstanding indebtedness and $61.6 million in letters of credit outstanding against our revolving line of credit. This level of indebtedness could negatively affect us because it may impair our ability to borrow in the future and make us more vulnerable in an economic downturn. In addition, our current credit facility contains financial ratios and other covenants, which may limit our ability to, among other things:

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

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, may restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of September 29, 2006, our debt service obligations, comprised of principal and interest (excluding capital leases), during the next twelve months will be approximately $21 million. Based on the current outstanding indebtedness of  $154 million under our Credit Facility, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $0.9 million.

Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.

As a multinational company, we have operations in over 20 countries and we derived 9% and 10% of our revenues from international operations for the nine months ended September 29, 2006 and September 30, 2005, respectively. International business is subject to a variety of risks, including:

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

We use accounting and project management information systems supported by Oracle Corporation. As of September 29, 2006, approximately 63% of our total revenues were processed on this ERP system. We depend on the vendor to provide long-term software maintenance support for our ERP system. Oracle Corporation may discontinue further development, integration or long-term software maintenance support for our ERP system. In the event we are unable to obtain the necessary long-term third party software maintenance support, we may be required to incur unexpected costs that could harm our results of operations, including the possibility of abandoning our current ERP system and migrating all of our accounting and project management information systems to another ERP system.

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

As of September 29, 2006, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to protect our intellectual property rights could adversely affect our competitive position.*

      Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection would adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our trademarks or other proprietary information, our competitive position could be adversely affected.

Delaware law and our charter documents may impede or discourage a merger, takeover or other business combination even if the business combination would have been in the best interests of our current stockholders.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions in our certificate of incorporation and by-

laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the third quarter of 2006. No purchases were made pursuant to a publicly announced repurchase plan or program.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
July 1, 2006 - July 28, 2006	16	$38.96	—	—
July 29, 2006 - August 25, 2006	—	—	—	—
August 26, 2006 - September 29, 2006	15	40.43	—	—
Total	31		—	—

(1)
Our Stock Incentive Plans allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1 URS Corporation Summary of Non-Executive Director Compensation, filed as Exhibit 10.1 to our Form 8-K, dated September 8, 2006, and incorporated herein by reference.

10.2 Amended and Restated URS Corporation 1999 Equity Incentive Plan, dated as of September 30, 2006, filed as Exhibit 10.2 to our Form 8-K, dated September 8, 2006, and incorporated herein by reference.

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

URS CORPORATION
Dated: November 8, 2006	/s/ Reed N. Brimhall
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