Form 10-K
period 2006-12-29
URS CORP /NEW/
filed 2007-02-27
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission file number 1-7567
_________________________

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒Accelerated filer ☐ Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on February 19, 2007 and June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,277.9 million and $2,147.9 million, respectively, based upon the closing sales price of the registrant’s common stock on such date as reported in the consolidated transaction reporting system. On February 19, 2007, and June 30, 2006, there were 52,504,697 shares and 51,872,502 shares of the registrant’s common stock outstanding, respectively.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

URS CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue, service and business trends; future accounting policies and actuarial estimates; future stock-based compensation expenses; future retirement plan expenses; future legal proceedings and accruals; future insurance coverage; future guarantees and debt service; future capital resources; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and control costs; our and our partners’ ability to bid on, win, perform and renew contracts and projects; environmental issues and liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with changes in equity-based compensation requirements; our leveraged position and ability to service our debt; risks associated with international operations; business activities in high security risk countries; third party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 28, Risk Factors beginning on page 14 , as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

ITEM 1. BUSINESS

Summary

We are one of the largest engineering design services firms worldwide and a major U.S. federal government contractor for systems engineering and technical assistance and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and construction services and defense markets, although we perform some limited construction work. We operate through two divisions: the URS Division and the EG&G Division. Our URS Division provides a comprehensive range of professional planning and design, program management, construction management, and operations and maintenance services to various government agencies and departments in the United States and internationally, as well as to private industry clients. Our EG&G Division provides planning, systems engineering and technical assistance, operations and maintenance, and program management services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security. For information on our business by segment and geographic regions, please refer to Note 7, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data,” which is included under Item 8 of this report.

Clients, Services and Markets

We market our services to federal government agencies, state and local government agencies, private industry, and international clients through our extensive network of approximately 370 offices and contract-specific job sites across the U.S. and in more than 20 foreign countries.

We focus our expertise on eight key markets: transportation, environmental, facilities, industrial infrastructure and process, water/wastewater, homeland security, defense systems, and installations and logistics.

The following table summarizes our revenues, representative services and representative markets by client type for our fiscal year ended December 29, 2006.

Client Types	% of Revenues	Representative Services	Representative Markets
Federal Government	45%	• Operations and Maintenance • Systems Engineering and Technical Assistance • Planning and Design • Program Management • Construction Management	• Facilities • Environmental • Homeland Security • Defense Systems • Installations and Logistics • Transportation
State and Local Government	22%	• Planning and Design • Program Management • Construction Management • Operations and Maintenance	• Transportation • Facilities • Homeland Security • Environmental • Water/Wastewater
Private Industry	23%	• Planning and Design • Program Management • Construction Management • Operations and Maintenance	• Environmental • Industrial Infrastructure and Process • Facilities • Water/Wastewater
International	10%	• Planning and Design • Program Management • Construction Management • Operations and Maintenance	• Transportation • Facilities • Environmental • Water/Wastewater • Homeland Security • Defense Systems

Clients

We provide our services to a broad range of domestic and international clients, including agencies of the U.S. federal government, state and local government agencies and private industry clients located both in the U.S. and abroad. The following table summarizes the primary client types serviced by our URS and EG&G Divisions for the fiscal year ended December 29, 2006.

Client Types	URS Division	EG&G Division
Federal Government	✓	✓
State and Local Government	✓	—
Private Industry	✓	—
International	✓	—

✓	a primary client type for the division.
—	not a primary client type for the division.

        U.S. Federal Government. We are a major government contractor for planning and design, systems engineering and technical assistance, operations and maintenance services, program management, and construction management, providing services to the Departments of Defense, Homeland Security, Justice, Energy and Treasury, the Environmental Protection Agency, NASA, the United States Postal Service and the General Services Administration. Following a steady decline in uniformed and civilian personnel levels throughout the 1990s, the Department of Defense (“DOD”) has used contractors for large, multi-service government outsourcing contracts in support of military operations. Our revenues from U.S. federal government agencies exclude revenues arising from federal grants or matching funds allocated to and passed through state and local government agencies. We serve U.S. federal government clients through both our URS and EG&G Divisions.

State and Local Government. Our state and local government agency clients include various local municipalities, community planning boards, state and municipal departments of transportation and public works, transit authorities, water and wastewater authorities, environmental protection agencies, school boards and authorities, judiciary agencies, public hospitals, ports and harbors, and airport authorities. In the United States, substantially all spending for infrastructure - transportation facilities, public buildings and water/wastewater systems - is coordinated through these agencies. Our state and local government revenues include those originating from federal grants or matching funds provided to state and local government agencies. Our state and local government clients are primarily served by the URS Division.

Private Industry. Most of our private industry clients are Fortune 500 companies, many with international operations, from a broad range of industries, including chemical, pharmaceutical, oil and gas, power, manufacturing, mining and pipelines. Over the past several years, many of these companies have reduced the number of service providers they use, selecting larger, multi-service contractors with international operations in order to control overhead costs. Our private industry clients are served primarily through the URS Division.

International. The focus of our international business is to provide a range of services to our multinational private industry clients and foreign governmental agencies in the Americas (outside the U.S.), Europe and Asia Pacific. Although both the URS and EG&G Divisions work outside of the United States, our international client base is served primarily by the URS Division.

Services

We provide professional planning and design, systems engineering and technical assistance, program management, construction management, and operations and maintenance services to the U.S. federal, state, and local government agencies, as well as private industry and international clients. These services are delivered through a network of offices and contract-specific job sites. Although we are typically the prime contractor, in some cases, we provide services as a subcontractor or through joint ventures or partnership agreements with other service providers. The following table summarizes the services provided by our URS and EG&G Divisions for the fiscal year ended December 29, 2006.

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

We provide planning and design services for the construction of new transportation projects and for the renovation and expansion of existing transportation infrastructure, including bridges, highways, roads, airports, mass transit systems and railroads, and ports and harbors. We also plan and design many types of facilities, such as schools, courthouses, hospitals, corporate offices and retail outlets, as well as water supply and conveyance systems and wastewater treatment plants. Our planning and design capabilities support homeland defense and global threat reduction programs; hazardous waste clean-up activities at military bases; and environmental assessment, due diligence and permitting at commercial and industrial facilities. We also provide design support to military clients for major research and development projects.

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

Program Management. We provide the technical and administrative services required to manage, coordinate and integrate the multiple and concurrent assignments that comprise a large program - from concept through completion. For large military programs, which typically involve naval, ground, vessel and airborne platforms, our program management services include logistics planning, acquisition management, risk management of weapons systems, safety management and subcontractor management. We also provide program management services for large capital improvement programs, which include planning, coordination, schedule and cost control, and design, construction, and commissioning oversight.

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

Markets

We focus our expertise on eight key markets: transportation, environmental, industrial infrastructure and process, facilities, water/wastewater, homeland security, installations and logistics and defense systems. Our domestic and international network of offices allows us to perform business development and sales activities on a localized basis. In addition, for large-scale projects and multinational clients, we coordinate national and international marketing efforts on a company-wide basis. The following table summarizes the markets served by our URS and EG&G Divisions, as separate reporting segments, for our fiscal year ended December 29, 2006.

Markets	URS Division	EG&G Division
Transportation	✓	—
Environmental	✓	—
Industrial Infrastructure and Process	✓	—
Facilities	✓	—
Water/Wastewater	✓	—
Homeland Security	✓	✓
Installations and Logistics	✓	✓
Defense Systems	—	✓

✓	the division serves this market.
—	the division does not serve this market.

Transportation

We provide a full range of planning and design, program management and construction management services for surface transportation, air transportation, rail transportation, and ports and harbors projects as described below.

Surface Transportation. We provide services for all types of surface transportation systems and networks, including highways, bridges, tunnels and interchanges and toll road facilities. Our expertise also includes the planning and design, and operations and maintenance of intelligent transportation systems, such as traffic management centers. Historically, we have emphasized the design of new transportation systems, but in recent years, we also have focused on the rehabilitation and expansion of existing systems.

Air Transportation. We provide comprehensive services for the development of new airports and the modernization and expansion of existing facilities, including airport terminals; hangars and air cargo buildings; air traffic control towers; runways and taxiways; and related airport infrastructure such as roadways, parking garages and people movers. We also specialize in baggage, communications and aircraft fueling systems. We have completed projects at both general aviation and large-hub international airports throughout the world. In the growing area of airport security, we assist airport authorities and owners, and airline carriers in all aspects of security-related projects. For example, we provide a full range of planning and design, program management, construction management, and operations and maintenance services for airport security systems, including baggage screening and perimeter access control systems.

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

Ports and Harbors. We provide comprehensive services to waterfront property ownerships, ports and harbors authorities, port tenants, waterfront cities and counties, construction contractors and the DOD for the planning, design and construction management of container terminals, liquid and dry bulk terminals, storage facilities, piers, wharves, seawalls and slope protection, recreational marinas and small craft harbors. We also provide environmental and geotechnical services for waterfront projects, as well as specialized services in port security and Tsunami modeling.

Environmental

We provide a variety of engineering and environmental services related to protecting, preserving and restoring our air, water and soil quality for U.S. federal government, state and local government agencies, and commercial and industrial clients in the private sector. Our services include environmental impact assessments, permitting and regulatory compliance, environmental management and pollution control, waste management, remediation design, program management, construction management, demolition and environmental clean-up. We provide air quality monitoring and modeling, and design air emissions control systems. We also provide comprehensive services related to the identification, characterization and remediation of hazardous waste sites.

Industrial Infrastructure and Process

We provide planning and engineering design services for new industrial infrastructure and process facilities, as well as the expansion and upgrade of existing facilities. We provide services to clients in the oil and gas, power, chemical/pharmaceutical, manufacturing, pipeline and mining sectors. Our work in the oil and gas and pipeline sectors involves refineries, gas processing facilities, gas and liquid pipelines and gas storage facilities. In the chemical/pharmaceutical market, we provide services for petrochemical, specialty chemical and polymer facilities. Our work for the manufacturing sector involves pulp and paper, food and light manufacturing facilities. We also provide infrastructure design services for mining facilities.

Facilities

 We provide planning, architectural and engineering design, program management, construction management for new facilities and the rehabilitation and expansion of existing facilities. Our work involves a broad range of building types, including education, judicial, correctional, health care, retail, sports, recreational, industrial, research and office facilities. We also provide historic preservation, adaptive reuse and seismic upgrade services.

Water/Wastewater

We provide services for the planning, design and construction of all types of water/wastewater treatment facilities and systems. Services are provided for new and expanded water supply, storage, distribution and treatment systems, municipal wastewater treatment and sewer systems, levees, and watershed, storm water management, flood control systems, and coastal restoration. We also provide design and seismic retrofit of earth, rock fill and concrete dams, as well as the design of reservoirs and impoundments.

Homeland Security

We provide a variety of services to the Department of Homeland Security (“DHS”), DOD, and other federal departments and state and local government agencies in support of homeland security activities. This work includes conducting threat assessments of public facilities, planning and conducting emergency preparedness exercises, and designing force protection systems and security systems.

In addition, our related global threat reduction services focus on the elimination and dismantlement of nuclear, chemical and biological weapons of mass destruction (“WMDs”). Our services include operating and maintaining chemical agent disposal facilities and providing advisory services for dismantling and eliminating WMDs. We also develop emergency response strategies and conduct first responder training for the military and other federal state and local government agencies.

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

Logistics. We provide a number of DOD agencies and defense prime contractors with turn-key logistics support services focused on developing and managing integrated supply and distribution networks. We oversee warehousing, packaging, delivery, and traffic management for the distribution of government equipment and materials. We also manage depot equipment maintenance, safety, security and contracting.

Defense Systems

We provide a variety of services to the U.S. federal government in support of military activities. These services include Defense Systems & Services, Field Services and Flight Services & Training.

Defense Systems & Services. We provide a variety of weapons system design and modernization services to DOD weapons systems management offices, laboratories, technical centers, support centers, and maintenance activities. Our services include acquisition support for new defense systems, engineering and technical assistance for the modernization of existing systems, and maintenance planning to help extend their service life.

Field Services. We maintain, modify and overhaul aircraft, ground vehicles, such as Humvees, tanks, and armored personnel carriers, and associated support equipment for the U.S. Army, U.S. Air Force, U.S. Navy and U.S. Coast Guard. We provide these services for military operations both in the U.S. and abroad.

Flight Services & Training. We provide a variety of services to the U.S. Army, U.S. Air Force, and U.S. Coast Guard to support undergraduate and graduate-level training for pilots of military fixed wing and rotary wing aircraft. We also assist with the acquisition of military parts for these aircraft.

Major Customer

Our largest client type is the U.S. federal government (45% of our total fiscal 2006 revenues) and our largest customer is the U.S. Army. During 2006, we had multiple contracts with the U.S. Army, which collectively contributed more than 10% of our consolidated revenues, as summarized in the following table, for the years ended December 29, 2006 and December 30, 2005, the two months ended December 31, 2004, and year ended October 31, 2004. However, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

	URS Division	EG&G Division	Total	% of Our Consolidated Revenues
	(In millions, except for percentages)
Year ended December 29, 2006
The U.S. Army (1)	$107.8	$735.2	$843.0	20%

Year ended December 30, 2005
The U.S. Army (1)	$109.2	$682.2	$791.4	20%

Two months ended December 31, 2004
The U.S. Army (1)	$17.1	$91.2	$108.3	19%

Year ended October 31, 2004
The U.S. Army (1)	$96.0	$490.7	$586.7	17%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

Competition

Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. The technical and professional aspects of our services generally do not require large upfront capital expenditures and therefore provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete and have substantially more financial resources and/or financial flexibility than we do. To our knowledge, no individual company currently dominates any significant portion of our markets. Competition in our industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks.

We believe that we are well positioned to compete in our markets because of our solid reputation, our long-term client relationships, our extensive network of offices and our broad range of services. We are one of the largest engineering design services firms worldwide and a major U.S. federal government contractor for systems engineering and technical assistance, operations and maintenance, and program management services. We provide a comprehensive portfolio of services ranging from engineering planning and design to operations and maintenance. In addition, as a result of our national and international network of approximately 370 offices and contract-specific job sites, we can offer our governmental and private clients localized knowledge and expertise that is backed by the support of our worldwide professional staff.

The competitive environments in which each business segment operates are described below:

URS Division. The URS Division's business segment is highly competitive and characterized by competition primarily based on performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. The primary competitors of our URS Division include AECOM Technology Corporation, CH2M HILL Companies, Ltd., Earth Tech Inc. (a subsidiary of Tyco International, Ltd.), Fluor Corporation, Jacobs Engineering Group Inc., Parsons Brinckerhoff Inc., the Shaw Group, Inc., Tetra Tech, Inc. and Washington Group International, Inc. The URS Division’s contract mix is weighted more towards providing professional engineering and operations and maintenance services via cost-plus, time-and-materials and negotiated fixed-price contracts, which are generally lower risk than lump-sum, low-bid fixed-price contracts and, our portfolio is comprised of a larger number of generally smaller contracts.

EG&G Division. The EG&G Division's business segment is highly competitive and characterized by competition primarily based on quality of performance, reputation, expertise, price, technology, customer relationships and range of service offerings. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. The primary competitors of our EG&G Division include DynCorp International LLC, General Dynamics Corporation, KBR, L-3 Communications Corporation, Raytheon Corporation, and Science Application International Corporation (SAIC).

Backlog, Designations, Option Years and Indefinite Delivery Contracts

We determine the value of all contract awards that may potentially be recognized as revenues over the life of the contracts. We categorize the value of our book of business into backlog, designations, option years and indefinite delivery contracts, or “IDCs,” based on the nature of the award and its current status. As of December 29, 2006 and December 30, 2005, our total book of business was $12.4 billion and $11.5 billion, respectively. A discussion and breakdown of our book of business are included below.

Backlog. Our contract backlog consists of the amount billable at a particular point in time for future services under signed contracts, including task orders that are actually issued and funded under IDCs. Our consolidated contract backlog was $4,637.2 million and $3,837.7 million at December 29, 2006 and December 30, 2005, respectively.

Designations. Our clients often designate us as the recipient of future contracts. These “designations” are projects that clients have awarded to us, but for which we do not yet have signed contracts. As of December 29, 2006 and December 30, 2005, the estimated value of our consolidated designations was $1,580.4 million and $1,476.2 million, respectively.

Option Years. A significant portion of the EG&G Division’s contracts are multi-year contracts with a base period, plus option years. The base periods of these contracts can vary from one to five years. The option years are exercised at the option of our clients without requiring us to go through an additional competitive bidding process and would only be canceled through a termination for default or if a client decides to end the project (a termination for convenience). As of December 29, 2006 and December 30, 2005, the estimated value of the option years on our contracts was $1,010.0 million and $1,092.2 million, respectively.

Indefinite Delivery Contracts. Indefinite delivery contracts are signed contracts under which we perform work only when the client issues specific task orders. Generally, the terms of these contracts exceed one year and often include a maximum term and potential value. IDCs generally range from one to twenty years in length. When such task orders are signed and funded, we transfer their value into backlog. As of December 29, 2006 and December 30, 2005, the estimated remaining value of our consolidated IDCs was $5,177.7 million and $5,064.7 million, respectively.

While the value of our book of business is a predictor of future revenues, we have no assurance, nor can we provide assurance that we will ultimately realize the maximum potential values for backlog, designations, option years or IDCs. Based on our historical experience, our backlog has the highest likelihood of being converted into revenues because it is based upon signed and executable contracts with our clients. Although there is a high probability that our designations will eventually convert into revenues, they are not as certain as backlog because our clients have not yet signed a contract with us. Due to the nature of option years, which are exercisable at the option of our clients, the likelihood of their conversion into revenues is lower than that of backlog, but higher than that of designations because we have a signed contract with the client and do not need to go through a competitive bidding process to obtain the option on the contract. Because we do not perform work under IDCs until specific task orders are issued, the value of our IDCs are not as likely to convert into revenues as other categories of our book of business.

Acquisitions

We have historically made strategic acquisitions in order to diversify our client base, increase the range of services we offer and expand the markets we serve. In September 2006, we acquired Cash & Associates, a small civil and structural engineering firm that specializes in the planning and design and program management of ports and harbors projects. The acquisition of Cash & Associates enhances our capabilities in the ports and harbors market, which we expect will experience significant growth over the next 10 years, due to increased maritime trade and the need for additional infrastructure and security.

History

We were originally incorporated in California on May 1, 1957 under the former name of Broadview Research Corporation. On May 18, 1976, we re-incorporated in Delaware. On March 28, 1974, we changed our name to URS Corporation. Since then, we have implemented several name changes as a result of mergers and acquisitions. On February 21, 1990, we changed our name back to URS Corporation.

Regulations

We provide services for contracts that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other government regulations and requirements. For more information on risks associated with our government regulations, please refer to Item 1A, “Risk Factors,” of this report.

Environmental. A portion of our business involves the planning, design, program management, and construction management and operation and maintenance of pollution control facilities, as well as the assessment, design and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we have contracts with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

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

Some of our business operations are covered by Public Law 85-804, which provides for government indemnification against claims and damages arising out of unusually hazardous or nuclear activities performed at the request of the government. Should public policies and laws be changed, however, government indemnification may not be available in the case of any future claims or liabilities relating to hazardous activities that we undertake to perform.

Government Procurement. The services we provide to the U.S. federal government are subject to the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act (“TINA”), the Cost Accounting Standards (“CAS”), the Service Contract Act (“SCA”), DOD security regulations and other rules and regulations applicable to government contracts. These laws and regulations affect how we transact business with our government clients and in some instances, impose added costs to our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

Other regulations and requirements. We provide services to the U.S. DOD and other defense-related entities that often require specialized professional qualifications and security clearances. Our international business is also subject to the Foreign Corrupt Practices Act, as well as various export control, anti-boycott, and embargo laws. In addition, as engineering design services professionals, we are subject to a variety of local, state and foreign licensing and permit requirements.

Sales and Marketing

Our URS Division performs business development and sales activities primarily through our network of local offices around the world. For large, market-specific projects requiring diverse technical capabilities, we utilize the companywide resources of specific disciplines. This often involves coordinating marketing efforts on a regional, national or global level. Our EG&G Division performs business development and sales activities primarily through its management groups, which address specific markets, such as homeland security and defense systems. In addition, our EG&G Division coordinates national marketing efforts on large projects and for multi-division or multi-market scope efforts. Over the past year, the URS Division and the EG&G Division have jointly pursued several federal defense and homeland security projects, and have been successful in marketing EG&G’s technical capabilities to URS’ established state and local government clients.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Thanksgiving, Christmas and New Year’s Day. Our revenues are typically lower during these times of the year because many of our clients’ employees as well as our own employees do not work during these holidays, resulting in fewer billable hours worked on projects and thus lesser revenues recognized. In addition to holidays, our business also is affected by seasonal bad weather conditions that occasionally cause some of our offices to close temporarily.

Raw Materials

As a professional services company, our business is not heavily dependent on raw materials. Risks associated with the procurement of raw materials for our construction services projects are generally passed through to our clients. We do not foresee the lack of availability of raw materials as a factor that could have a material adverse effect on our business in the near term.

Insurance

Our insurance policy includes primary and excess limits totaling $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies each include a self-insured claim retention amount of $10.0 million each. Parties may seek damages that substantially exceed our insurance coverage.

Excess insurance policies above our primary policy limits provide for coverages on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date, even for claims based on events that occurred during the term of coverage. While we intend to maintain these policies, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Employees

As of January 31, 2007, we had approximately 26,000 full-time employees and 3,300 temporary or part-time workers. The URS Division and the EG&G Division employed approximately 17,000 and 12,300 persons (including temporary and part-time workers), respectively. At various times, we have employed up to several thousand workers on a temporary or part-time basis to meet our contractual obligations. Approximately 2,300 of our employees are covered by collective bargaining agreements. These agreements are subject to amendment on various dates ranging from March 2007 to July 2010.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.urscorp.com. These reports, and any amendments to these reports, are made available on our web site as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission (“SEC”). You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy, and other information that we filed with the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit, Board Affairs and Compensation Committees, and our Code of Business Conduct and Ethics are available on our web site at www.urscorp.com under the “Corporate Governance” section. Any waivers or amendments to our Code of Business Conduct and Ethics will be posted on our web site. A printed copy of this information is also available without charge by sending a written request to: Corporate Secretary, URS Corporation, 600 Montgomery Street, 26th Floor, San Francisco, CA 94111-2728.

ITEM 1A. RISK FACTORS

In addition to the other information included or incorporated by reference in this Form 10-K, the following risk factors could affect our financial condition and results of operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 28 and the consolidated financial statements and related notes beginning on page 56 .

Demand for our services is cyclical and vulnerable to economic downturns. If the economy weakens, then our revenues, net income and financial condition may deteriorate.

Demand for our services in our infrastructure and defense markets is cyclical and vulnerable to sudden economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. For example, there was a decrease in our URS Division revenues of $77.9 million, or 3.4%, in fiscal year 2002 compared to fiscal year 2001 as a result of the general economic decline. Our clients may demand better pricing terms and their ability to pay our invoices may be affected by a weakening economy. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If the economy weakens, then our revenues, net income and overall financial condition may deteriorate.

We may not realize the full amount of revenues reflected in our book of business, which could harm our operations and significantly reduce our future revenues.

We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and IDCs. Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of December 29, 2006, our backlog was approximately $4.6 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period because clients may modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders. If we do not realize a substantial amount of our book of business, our operations could be harmed and our future revenues could be significantly reduced.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.

We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the FAR, the TINA, the CAS, the SCA and the DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs, and if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Revenues from federal government contracts and state and local government contracts represented approximately 45% and 22%, respectively, of our total revenues for the year ended December 29, 2006. Government contracts are awarded through a regulated procurement process. The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors who have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Each year some government contracts may be dependent on the legislative appropriations process. If legislative appropriations are not made in subsequent years of a multiple-year government contract, then we may not realize all of our potential revenues and profits from that contract.

Each year the funding for some of our government contracts may be dependent on the legislative appropriations process. For example, the passage of the SAFETEA-LU highway and transit bill in August of 2005 has provided additional funding for state transportation projects in which we provide services. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.

Our government contracts may give the government the right to modify, delay, curtail or terminate our contracts at their convenience at any time prior to their completion and, if we do not replace these contracts, then we may suffer a decline in revenues.

Government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right for the government to modify, delay, curtail or terminate contracts and subcontracts at their convenience any time prior to their completion. Any decision by a government client to modify, delay, curtail or terminate our contracts at their convenience may result in a decline in revenues.

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

It is important for us to control our contract costs so that we can maintain positive operating margins. We generally enter into three principal types of contracts with our clients: cost-plus, fixed-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all of the costs we incur. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by billable headcount and our ability to manage costs. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

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

Our use of the “percentage-of-completion” method of accounting could result in a reduction or a reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting, which is discussed in Note 1, “Accounting Policies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report. Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

If our goodwill or intangible assets become impaired, then our profits may be significantly reduced or eliminated.

Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net purchased intangible assets were $993.0 million as of December 29, 2006. If any of our goodwill or intangible assets were to become impaired, we would be required to write off the impaired amount, which may significantly reduce or eliminate our profits.

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

We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, unavailability of vendor materials, changes in the project scope of services requested by clients or labor disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability.

If our partners fail to perform their contractual obligations on a project, we could be exposed to liability, loss of reputation or reduced or eliminated profits.

We sometimes enter into subcontracts, joint ventures and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends upon, among other things, the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional expenditures and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to liability, loss of reputation or reduced or eliminated profits.

We may be subject to substantial liabilities under environmental laws and regulations.

A portion of our environmental business involves the planning, design, program management, construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we have contracts with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the CERCLA and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean up can be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the RCRA, the National Environmental Policy Act, the Clean Air Act, the Clean Air Interstate Rule, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability; however, we are currently not subject to any material claims under environmental laws and regulations.

Our liability for damages due to legal proceedings may adversely affect us and result in a significant loss.

In performing our services, we may be exposed to legal proceedings in connection with cost overruns, personal injury claims, property damage, labor shortages or disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In some actions, parties may seek damages that exceed our insurance coverage. Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million each. Our services may require us to make judgments and recommendations about environmental, structural, geotechnical and other physical conditions at project sites. If our performance, judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. Various legal proceedings are pending against us in connection with the performance of our professional services and other actions by us. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurance can be provided as to a favorable outcome, based on our previous experience in these matters, we do not believe that any of our legal proceedings, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and other insurance policies. However, the resolution of outstanding claims is subject to inherent uncertainty and it is reasonably possible that any resolution could have an adverse effect on us. If we sustain damages that exceed our insurance coverage or for which we are not insured, our results of operations and financial condition could be harmed.

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

Revenues under contracts with the DOD and other defense-related clients represented approximately 36% of our total revenues for the fiscal year ended December 29, 2006. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

Our overall market share will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive. According to the publication Engineering News-Record, based on information voluntarily reported by 500 design firms, the top ten engineering design firms only accounted for approximately 32% of the total design firm revenues in 2005. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

Employee, agent, or partner misconduct or our failure to comply with laws or regulations could weaken our ability to win contracts with government clients, which could result in decreasing revenues.

 As a federal, state and local government contractor, misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, laws regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. Other examples of potential misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting, which could weaken our ability to win future contract with government clients.

Recent changes in accounting for equity-related compensation have impacted our financial statements and could negatively impact our ability to attract and retain key employees.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) on December 31, 2005. At that time, we evaluated our current stock-based compensation plans and employee stock purchase plans. In order to minimize the volatility of our stock-based compensation expense, we are currently issuing restricted stock awards and units to selected employees rather than granting stock options. We also revised our employee stock purchase plan from a 15% discount on our stock price at the beginning or the end of the six-month offering period, whichever is lower, to a 5% discount on our stock price at the end of the six-month offering period. These changes to our equity-related compensation may negatively impact our ability to attract and retain key employees.

Our indebtedness could limit our ability to finance future operations or engage in other business activities.

As of December 29, 2006, we had $168.6 million of total outstanding indebtedness and $61.3 million in letters of credit outstanding against our revolving line of credit. This level of indebtedness could negatively affect us because it may impair our ability to borrow in the future and make us more vulnerable in an economic downturn. Our current credit facility contains customary financial, affirmative and negative covenants for a company with a similar financial position to ours. As of December 29, 2006, we were in compliance with all the convenants of our credit facility.

Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, could restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of December 29, 2006, our debt service obligations, comprised of principal and interest (excluding capital leases), during the next twelve months will be approximately $17.0 million. Based on the current outstanding indebtedness of $114.0 million under our current credit facility, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $0.7 million.

Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.

As a multinational company, we have operations in over 20 countries and we derived 10% of our revenues from international operations for both fiscal years ended December 29, 2006 and December 30, 2005. International business is subject to a variety of risks, including:

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

We rely on third party software to run our critical accounting, project management, and financial information systems, and as a result, any sudden loss, disruption or unexpected costs to maintain such systems could significantly increase our operational expense as well as disrupt the management of our business operations.

We rely on third party software to run our critical accounting, project management and financial information systems. For example, we relied on one software vendor’s products to process approximately 63% of our total revenues as of December 29, 2006. We also depend on our third party software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

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

As of December 29, 2006, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to protect our intellectual property rights could adversely affect our competitive position.

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and provisions in our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 29, 2006, we had approximately 393 facility leases in locations throughout the world. The lease terms range from a minimum of three months to a maximum of 27 years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2022. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS

Various legal proceedings are pending against us and some of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty. See Note 8, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of our most significant legal proceedings. Parties may seek damages that substantially exceed our insurance coverage.

Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies each include a self-insured claim retention amount of $10.0 million each. Parties may seek damages that substantially exceed our insurance coverage.

Excess insurance policies above our primary limits provide for coverages on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date, even for claims based on events that occurred during the term of coverage. While we intend to maintain these policies, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described in Note 8, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report individually or collectively, are likely to materially exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding claims and litigation is subject to inherent uncertainty and it is reasonably possible that such resolution could differ materially from amounts provided and have an adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age
Martin M. Koffel	Chief Executive Officer, President and Director from May 1989; Chairman of the Board from June 1989.	67
Thomas W. Bishop	Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002; Director of Operations for the Construction Services Division from 1999 to 2002.	60
Reed N. Brimhall	Chief Accounting Officer since May 2005; Vice President and Controller since May 2003; Senior Vice President and Controller of Washington Group International, Inc. (“WGI”) from 1999 to 2003.	53
H. Thomas Hicks	Vice President and Chief Financial Officer since March 2006; Vice President since September 2005; Managing Director of Investment Banking, Merrill Lynch from September 1997 to September 2005.	56
Gary V. Jandegian	President of the URS Division and Vice President of the Company since July 2003; Senior Vice President of URS Greiner Woodward-Clyde, Inc. (“URSGWC”) from 1998 to July 2003.	54
Susan B. Kilgannon	Vice President, Communications since October 1999.	48
Joseph Masters	Secretary since March 2006; Vice President and General Counsel since July 1995.	50
Randall A. Wotring	President of the EG&G Division and Vice President of the Company since November 2004; Vice President and General Manager of Engineering and Technology Services (“ETS”) of the EG&G Division from August 2002 to November 2004; Vice President and General Manager of ETS of EG&G Technical Services, Inc. from 1998 to August 2002.	50

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “URS.” At February 19, 2007, we had approximately 3,611 stockholders of record. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	2006		2005
Sale Price per Share	Low	High	Low	High
First Quarter	$38.26	$44.75	$27.21	$31.53
Second Quarter	$37.78	$48.87	$28.15	$37.73
Third Quarter	$36.79	$41.99	$36.45	$40.39
Fourth Quarter	$38.14	$44.25	$37.06	$43.29

We have not paid cash dividends since 1986, and at the present time, we do not anticipate paying dividends on our outstanding common stock in the near future. In addition, we are precluded from paying dividends on our outstanding common stock pursuant to our credit facility with our lender. Please refer to Note 5, “Current and Long-Term Debt” and Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Stock-Based Compensation Plans

Information regarding our stock-based compensation awards outstanding and available for future grants as of December 29, 2006 is presented in Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock shares during the fourth quarter of 2006. No purchases were made pursuant to a publicly announced repurchase plan or program.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
September 30, 2006 - October 27, 2006	24	$38.14	—	—
October 28, 2006 - November 24, 2006	7	$43.09	—	—
November 25, 2006 - December 29, 2006	—	$—	—	—
Total	31		—	—

(1)
Our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Incentive Plans”) allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 29, 2006 and December 30, 2005, the two months ended December 31, 2004(1), the two months ended December 31, 2003 (unaudited), and the fiscal years ended October 31, 2004, 2003, and 2002 is derived from our audited consolidated financial statements and reflects our August 2002 acquisition of EG&G, which was accounted for under the purchase method of accounting. You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,		Years Ended October 31,
	2006	2005 (1)	2004 (1)	2003 (1) (Unaudited)	2004	2003	2002
Income Statement Data:

Revenues	$4,240,150	$3,917,565	$566,997	$489,665	$3,381,963	$3,186,714	$2,427,827
Direct operating expenses	2,737,828	2,555,538	369,527	314,485	2,140,890	2,005,339	1,489,386
Gross profit	1,502,322	1,362,027	197,470	175,180	1,241,073	1,181,375	938,441
Indirect, general and administrative expenses (2,4)	1,283,533	1,187,605	188,400	153,609	1,079,088	999,977	790,099
Operating income	218,789	174,422	9,070	21,571	161,985	181,398	148,342
Interest expense	19,740	31,587	6,787	12,493	60,741	84,564	57,231
Income before income taxes and minority interest	199,049	142,835	2,283	9,078	101,244	96,834	91,111
Income tax expense	84,793	60,360	1,120	3,630	39,540	38,730	35,940
Minority interest in income of consolidated subsidiaries, net of tax	1,244	—	—	—	—	—	—
Net income	113,012	82,475	1,163	5,448	61,704	58,104	55,171
Preferred stock dividend	—	—	—	—	—	—	5,939
Net income after preferred stock dividend	113,012	82,475	1,163	5,448	61,704	58,104	49,232
Less: net income allocated to convertible participating preferred stockholders under the two-class method	—	—	—	—	—	894	907
Net income available for common stockholders	$113,012	$82,475	$1,163	$5,448	$61,704	$57,210	$48,325

Earnings per share:
Basic	$2.23	$1.76	$.03	$.16	$1.58	$1.78	$2.18
Diluted	$2.19	$1.72	$.03	$.16	$1.53	$1.76	$2.03

Balance Sheet Data (As of the end of period):
Total assets	$2,581,029	$2,469,448	$2,307,748	$2,219,319	$2,275,045	$2,193,723	$2,251,905
Total long-term debt	$149,494	$297,913	$508,584	$801,460	$502,118	$788,708	$925,265
Preferred stock	$—	$—	$—	$—	$—	$—	$46,733
Stockholders’ equity (3)	$1,506,687	$1,344,504	$1,082,121	$771,941	$1,067,224	$765,073	$633,852

(1)
Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th, and September 30th. We filed a transition report on Form 10-Q with the SEC for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and ended on December 30, 2005.

(2)
Indirect, general and administrative expenses for the 2006 fiscal year included stock-based compensation expense of $6.6 million recorded in accordance with Statement of Fianncial Accounting Standards No, 123(R), “Share-Based Payment” (“SFAS 123(R)”). There was no stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prior to fiscal year 2006 because we did not adopt the recognition provisions of SFAS 123. See further discussion in Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements” included under Item 8 of this report.

(3)
Stockholders’ equity for fiscal year 2006 included the incremental effect of applying and the effects of adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). During fiscal year 2006, we adopted SFAS 158 and recognized additional pension liabilities of approximately $4.4 million. We also reduced our stockholders’ equity by approximately $4.4 million on an after-tax basis. See further discussion in Note 10, “Employee Retirement and Post-Retirement Medical Plans” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

(4)
Indirect, general and administrative expenses included charges of $0.2 million, $33.1 million and $28.2 million for costs incurred to extinguish our debt during the years ended December 29, 2006, December 30, 2005, and October 31, 2004, respectively.

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

Fiscal Year Change

Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. We filed a transition report on Form 10-Q with the SEC for the two months ended December 31, 2004. Our 2006 fiscal year began on December 31, 2005 and ended on December 29, 2006.

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

Fiscal Year 2006 Revenues

Consolidated revenues for the year ended December 29, 2006 increased 8.2% over the consolidated revenues for the year ended December 30, 2005.

Because our business continues to grow and change, during the fiscal year ended December 29, 2006, we implemented a new process and refined our definitions for identifying contract revenues by client type. For our discussion and analysis of the year ended December 29, 2006 compared with the year ended December 30, 2005, we have reallocated the revenue identified with each market sector for the year ended December 30, 2005 on the basis of the new system adopted in 2006 to provide comparability with the allocation for the year ended December 29, 2006. However, for our discussion of the results of operations of the year ended December 30, 2005 compared with the year ended October 31, 2004, revenue by client type has not been reallocated, but is stated on a consistent basis for both periods presented.

Revenues from our federal government clients for the year ended December 29, 2006 increased approximately 7% compared with the year ended December 30, 2005. The increase reflects continued growth in demand for the services we provide to the Department of Defense (“DOD”) and the Department of Homeland Security (“DHS”), as a result of additional spending on engineering and technical services and operations and maintenance activities related to sustained U.S. military operations in the Middle East, and on security preparedness activities in the U.S. In addition, we experienced an increase in environmental and facilities projects, primarily under large bundled contracts for the DOD. We also began to see contract awards under the DOD’s Base Realignment and Closure (BRAC) program.

Revenues from our state and local government clients for the year ended December 29, 2006 increased approximately 7% compared with the year ended December 30, 2005. During 2006, many states experienced increases in tax receipts and, as a result, increased their general fund budgets.

The improved economic and fiscal situation contributed to increases in capital funding at the state and local government level for infrastructure projects, including transportation programs. The passage of the TEA-21 successor highway and transit bill, SAFETEA-LU, in August 2005 also had a positive effect on revenues from our state and local government clients. SAFETEA-LU provides $287 billion in federal matching funds for state transportation projects. In addition, during recent elections, voters in several states have passed bond initiatives and tax increases to fund infrastructure projects, including improvements to educational, flood control and transportation facilities.

Our revenues from domestic private sector clients for the year ended December 29, 2006 increased approximately 13% compared with the year ended December 30, 2005. Favorable economic conditions and high energy and commodity prices, led to increased capital spending by many of our domestic private sector clients. In addition, we benefited from our strategic shift towards building longer-term relationships with multinational corporations by migrating from stand-alone consulting contracts to longer-term Master Service Agreements (“MSAs”). As a result, we have leveraged our scale and diverse service offerings to more effectively compete for the new work funded by increased capital spending. In addition, we continued to increase revenues in the power emissions control business. This business is being driven by new environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule, issued by the U.S. Environmental Protection Agency during 2005.

Revenues from our international clients for the year ended December 29, 2006 increased approximately 7% compared with the year ended December 30, 2005, largely the result of growth in the work we performed under MSAs for multinational corporations outside the U.S., particularly from our clients in the oil and gas industry. The impact of foreign currency fluctuations on our revenues for the 2006 fiscal year was immaterial. In Asia-Pacific, we benefited from strong economic growth, which has lead to increased funding for infrastructure projects, including transportation and water/wastewater projects. In addition, the increased global demand for mineral resources resulted in additional projects for the mining industry. In Europe, more stringent environmental regulations and new investments in infrastructure projects resulted in increased revenues. The growth in our international business reflects the successful implementation of our strategy to diversify beyond environmental services into the facilities and infrastructure markets internationally.

Cash Flows and Debt

During the year ended December 29, 2006, we generated $165.0 million in net cash from operations. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 8 of this report.) While net income increased during the year ended December 29, 2006 compared with the same period in 2005, cash flows from operations decreased by $35.4 million due primarily to the timing of payments on accounts payable, a decrease in accrued expenses and an increase in deferred income tax asset, offset by increases in collections of accounts receivable.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholder’s equity) improved from 19% at December 30, 2005 to 10% at December 29, 2006. The improvement in our debt to total capitalization ratio reflects our continued focus on de-leveraging our balance sheet.

Business Trends

We believe that our expectations regarding our business trends are reasonable and are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties. You should read this discussion of business trends in conjunction with Item 1A, “Risk Factors,” of this report beginning on page 14.

Federal Government

Revenues from our federal government clients increased during 2006, and we expect revenue growth from our federal government clients to continue in fiscal year 2007, based on secured funding by the DOD and the DHS. The President has requested $93.4 billion supplemental funding to sustain military operations in the Middle East through the end of fiscal 2007. The request includes $37.2 billion for Operations and Maintenance activities and $735 million for Research, Development, Test and Evaluation - two of the largest service offerings by our EG&G Division. In addition, Congress approved a 7% increase in the DHS budget for 2007, which includes $4.3 billion for port security programs and $3.4 billion for emergency preparedness and prevention. These two items fund a large portion of our homeland security work.

We also view the latest round of the BRAC activities, which are designed to realign and consolidate U.S. military infrastructure worldwide, as a multi-year opportunity for our federal business. In February 2007, Congress approved $2.5 billion to fund BRAC projects in fiscal 2007 and the President’s 2008 DOD budget request includes $8.2 billion in BRAC funding, which is more than three times the 2007 funding level. Many of the bases targeted for realignment and closure will require environmental, planning and design services before they can be closed or redeveloped. Accordingly, the BRAC program may result in additional federal government opportunities for our URS Division, though it may have both positive and negative impacts on our EG&G Division.

We also anticipate that federal government infrastructure, facilities and environmental projects at military sites will increase under new and existing DOD contracts. Due to the size of our federal contracting business, we may see increased federal government opportunities for our URS and EG&G Divisions as a result of the increasing use of large “bundled” contracts issued by the DOD, which typically require the provision of a full range of services at multiple sites throughout the world.

State and Local Government

General fund spending by state government clients grew in fiscal 2006, and we expect this trend to continue in fiscal year 2007. Given the growing need to rebuild and modernize aging infrastructure and increasing tax receipts at the state level, we expect increased spending on infrastructure programs for which we provide services. We also expect the $287 billion highway and transit funding bill, SAFETEA-LU, to continue to provide stable funding for current and new transportation projects through 2009. In addition, we anticipate increased infrastructure spending as a result of bond issues, totaling approximately $68 billion, which were approved in November in 19 states to fund highway, public building and school improvement projects.

The increased spending on infrastructure programs, while beneficial to our business, is presenting us with some challenges. Rising raw material costs are leading to higher construction bids and depleting funds more quickly than state and municipal funding agencies had anticipated. As a result, we are seeing delays in the start-up of some planning and design assignments, as these agencies secure additional funding. We are also experiencing the effects of staffing shortages at some state and municipal agencies. After years of employee attrition, some agencies do not have sufficient personnel to manage multiple large programs concurrently.

Domestic Private Industry

We expect revenues from our domestic private industry clients to increase during the 2007 fiscal year compared to fiscal year 2006. The domestic private industry market has shown strong growth, particularly in the oil and gas, power and mining sectors. Many of our private industry clients are increasing capital expenditures as capacity utilization has grown to meet strong demand. We also expect the sustained profitability of our energy sector clients to continue to drive capital investment.

In addition, we anticipate continued growth in the power emissions control business, resulting from the requirements to cut sulfur dioxide and mercury emissions mandated by the Clean Air Interstate and Clean Air Mercury rules. We also expect to continue to benefit from our growing number of MSA contracts with multinational corporations, which have reduced the number of stand-alone consulting assignments we perform and are enabling us to win new work resulting from increased capital spending.

International

The increase in MSAs in our domestic private sector business has benefited and strengthened revenues from our international private sector clients. Notwithstanding the impact of foreign currency exchange rates, we expect revenues from our international clients to continue to increase in fiscal year 2007. In Europe, we expect to see increasing demand of our facilities design services for the United Kingdom Ministry of Defense and for the U.S. DOD at military installations overseas. In addition, we continue to see favorable market trends in Europe, including more stringent environmental regulations from the European Union and new investment in infrastructure projects—both leading to increased demand for the services we provide. In the Asia-Pacific region, we expect strong economic growth to increase opportunities in the infrastructure market. In addition, we anticipate that the increased global demand for mineral resources will provide additional opportunities in the mining sector.

Stock-based Compensation Expense

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Accordingly, results of prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). Upon adoption of SFAS 123(R), we recorded stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005, based on the fair value at the grant date in accordance with the original provisions of SFAS 123. In addition, we recorded compensation expense for the share-based payment awards granted between December 31, 2005 and December 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

In light of the impact associated with the adoption of SFAS 123(R), since its adoption, we have issued only restricted stock awards and units, rather than stock options, to selected employees in order to minimize the volatility of our stock-based compensation expense.

Stock option awards expire ten years from the date of grant. Stock options, restricted stock awards, and restricted stock units vest over service periods that range from three to four years. Our Employee Stock Purchase Plan (“ESPP”) qualifies as a non-compensatory plan under SFAS 123(R). As a result of adopting SFAS 123(R) in 2006, our fiscal 2006 net income and diluted earnings per share were reduced by $3.8 million and $0.07, respectively.

Other

Our federal government and state and local government clients have been increasing their use of design-build delivery mechanisms, where we are the designer, but generally team up with a construction contractor in order to obtain the design-build contract. Design-build delivery mechanisms provide high margins, but also involve greater financial risk than traditional design-bid-build programs, where we contract directly with our clients.

We are experiencing an increase in the use of lump-sum fixed price contracts by our clients, which often include higher margins, but also present more financial risk than cost-plus and time-and-materials contracting mechanisms.

Some state and local government projects have been delayed due to the rising raw material costs and a shortage of government staff to implement new projects.

 Results of Operations

Consolidated

	Year Ended December 29, 2006	Year Ended December 30, 2005	Increase (Decrease)	Percentage Increase (Decrease)
	(In millions, except percentages and per share amounts)
Revenues	$4,240.1	$3,917.6	$322.5	8.2%
Direct operating expenses	2,737.8	2,555.6	182.2	7.1%
Gross profit	1,502.3	1,362.0	140.3	10.3%
Indirect, general and administrative expenses	1,283.5	1,187.6	95.9	8.1%
Operating income	218.8	174.4	44.4	25.5%
Interest expense	19.8	31.6	(11.8)	(37.3%)
Income before income taxes and minority interest	199.0	142.8	56.2	39.4%
Income tax expense	84.8	60.3	24.5	40.6%
Minority interest in income of consolidated subsidiaries, net of tax	1.2	—	1.2	100.0%
Net income	$113.0	$82.5	$30.5	37.0%

Diluted earnings per share	$2.19	$1.72	$0.47	27.3%

The Year Ended December 29, 2006 Compared with the Year Ended December 30, 2005

Our consolidated revenues for the year ended December 29, 2006 increased by 8.2% compared with the year ended December 30, 2005. The increase was due primarily to a higher volume of work performed in each of our client categories during the year ended December 29, 2006, compared with the year ended December 30, 2005.

The following table presents our consolidated revenues by client type for the years ended December 29, 2006 and December 30, 2005.

	Year Ended December 29, 2006	Year Ended December 30, 2005	Increase	Percentage Increase
	(In millions, except percentages)
Revenues
Federal government clients	$1,952	$1,824	$128	7%
State and local government clients	914	854	60	7%
Domestic private industry clients	970	862	108	13%
International clients	404	378	26	7%
Total revenues, net of eliminations	$4,240	$3,918	$322	8%

Revenues from our federal government clients for the year ended December 29, 2006 increased by 7% compared with the year ended December 30, 2005. The increase reflects continued growth in demand for the services we provide to the DOD and the DHS, as a result of additional spending on engineering and technical services and operations and maintenance activities related to sustained U.S. military operations in the Middle East and on security preparedness activities in the U.S. We also experienced an increase in facilities and environmental projects, primarily under large bundled contracts for DOD agencies. In addition, we benefited from new work associated with the BRAC activities to realign and consolidate U.S. military installations worldwide.

The majority of our work in the state and local government, domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the year ended December 29, 2006 can be found beginning on page 35.

Our consolidated direct operating expenses for the year ended December 29, 2006, which consist of direct labor, subcontractor costs and other direct expenses, increased by 7.1% compared with the year ended December 30, 2005. Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses.

Our consolidated gross profit for the year ended December 29, 2006 increased by 10.3% compared with the year ended December 30, 2005, primarily due to the increase in our revenue volume described previously and to a lesser extent, pricing and award fee increases.

Our consolidated indirect, general and administrative (“IG&A”) expenses for the year ended December 29, 2006 increased by 8.1% compared with the year ended December 30, 2005. The increase was due to the following items:

•	an increase of $90.8 million in employee-related expenses due to both changes in headcount and an increase in cost per employee, including stock compensation cost of $18.4 million;
•	an increase of $20.2 million in indirect labor, primarily as a result of an increase in employee headcount;
•	an increase of $8.7 million in consulting service expense;
•	an increase of $7.8 million in rent expense, $7.1 million in insurance expense, and $5.9 million in sales and business development expense; offset by
•	a $5.9 million decrease in legal expense, primarily as a result of a $7.0 million payment related to the Banque Saudi Fransi claim which was recognized during fiscal year 2005;
•	a $6.5 million decrease in other administrative expense; and
•	a $33.1 million in loss on extinguishment of debt recognized in fiscal year 2005 without a comparative charge in 2006.

Our consolidated interest expense for the year ended December 29, 2006 decreased due to lower debt balances.

Our effective income tax rates for the year ended December 29, 2006 increased to 42.6% from 42.3% for the year ended December 30, 2005. (See further discussion Note 4, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)

Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments

The Year Ended December 29, 2006 Compared with the Year Ended December 30, 2005

	Revenues	Direct Operating Expenses	Gross Profit	Indirect, General and Administrative	Operating Income (Loss)
	(In millions, except percentages)
Year ended December 29, 2006
URS Division	$2,804.7	$1,707.8	$1,096.9	$905.2	$191.7
EG&G Division	1,450.9	1,044.5	406.4	335.0	71.4
Eliminations	(15.5)	(14.5)	(1.0)	—	(1.0)
	4,240.1	2,737.8	1,502.3	1,240.2	262.1
Corporate	—	—	—	43.3	(43.3)
Total	$4,240.1	$2,737.8	$1,502.3	$1,283.5	$218.8

Year ended December 30, 2005
URS Division	$2,556.7	$1,561.9	$994.8	$800.6	$194.2
EG&G Division	1,369.0	1,001.3	367.7	304.3	63.4
Eliminations	(8.1)	(7.6)	(0.5)	—	(0.5)
	3,917.6	2,555.6	1,362.0	1,104.9	257.1
Corporate	—	—	—	82.7	(82.7)
Total	$3,917.6	$2,555.6	$1,362.0	$1,187.6	$174.4

Increase (decrease) for the year ended December 29, 2006 vs. the year ended December 30, 2005
URS Division	$248.0	$145.9	$102.1	$104.6	$(2.5)
EG&G Division	81.9	43.2	38.7	30.7	8.0
Eliminations	(7.4)	(6.9)	(0.5)	—	(0.5)
	322.5	182.2	140.3	135.3	5.0
Corporate	—	—	—	(39.4)	39.4
Total	$322.5	$182.2	$140.3	$95.9	$44.4

Percentage increase (decrease) for the year ended December 29, 2006 vs. the year ended December 30, 2005
URS Division	9.7%	9.3%	10.3%	13.1%	(1.3%)
EG&G Division	6.0%	4.3%	10.5%	10.1%	12.6%
Eliminations	91.4%	90.8%	100.0%	—	100.0%
Corporate	—	—	—	(47.6%)	(47.6%)
Total	8.2%	7.1%	10.3%	8.1%	25.5%

URS Division

The URS Division’s revenues for the year ended December 29, 2006 increased 9.7% compared with the year ended December 30, 2005. The increase in revenues was due to the various factors discussed below in each of our client markets.

The following table presents the URS Division’s revenues by client type for the years ended December 29, 2006 and December 30, 2005.

	Year Ended December 29, 2006	Year Ended December 30, 2005	Increase (Decrease)	Percentage Increase (Decrease)
	(In millions, except percentages)

Revenues
Federal government clients	$501	$455	$46	10%
State and local government clients	914	854	60	7%
Domestic private industry clients	970	862	108	13%
International clients	404	378	26	7%
Total revenues, net of eliminations	$2,789	$2,549	$240	9%

Revenues from the URS Division’s federal government clients for the year ended December 29, 2006 increased by approximately 10% compared with the year ended December 30, 2005. This increase was largely driven by steady growth in infrastructure, environmental and facilities projects under existing and new contract awards with the DOD, including new assignments in support of the BRAC program. Revenues from homeland security projects also contributed to this growth, as we continued to provide a range of engineering services to the DHS in support of security preparedness and disaster response initiatives.

In addition, a portion of this increase was associated with disaster recovery services provided to U.S. federal government agencies in the Gulf Coast region, particularly in the first quarter of fiscal 2006 in the aftermath of the destructive 2005 Atlantic hurricane season. We also benefited from our success in leveraging the combined scale of expertise of both our URS and EG&G Divisions to win large, bundled indefinite delivery contracts with the DOD.

Revenues from our state and local government clients for the year ended December 29, 2006 increased by approximately 7% compared with the year ended December 30, 2005. In 2006, we experienced favorable market conditions in this sector of our business as state and local economies continued to improve, reducing the pressure to limit spending on infrastructure projects. During 2006, many states experienced increased tax receipts and, as a result of improved fiscal conditions, increased their spending on transportation and facilities projects.

In addition, the passage of SAFETEA-LU, the $287 billion federal highway and transit funding bill during 2005 continues to have a positive impact on our state and local government revenues. Furthermore, we have begun to win new work associated with the recent approval of major bond initiatives in 19 states totaling approximately $68 billion to fund highway, public building and school improvement projects. In coastal states, we also are benefiting from increased funding to support flood and storm protection initiatives following the devastating hurricane season of 2005.

For the year ended December 29, 2006, revenues from our domestic private industry clients increased 13% compared with the year ended December 30, 2005. This strong growth reflects our transition to high growth markets within the private sector, our growth in longer-term MSAs with Fortune 500 companies and favorable economic market conditions, including relatively high energy and commodity prices. A major portion of our revenue growth from domestic private sector clients was due to growth in the emissions control portion of our work in the power sector. This work has been driven by new environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule, which accelerate mandates to reduce sulfur dioxide and mercury emissions.

We also benefited from the increased number of client relationships managed under MSAs, which now account for more than 75% of our worldwide private sector business. These longer-term relationships have enabled us to migrate from stand-alone consulting contracts, reducing the marketing expenses associated with pursuing these assignments while improving our labor utilization levels. In addition, revenues from our oil and gas clients also grew due to higher gasoline prices, which increased oil and gas company profits, leading to additional investment in gas infrastructure projects.

Revenues from our international clients for the year ended December 29, 2006 increased by 7% compared with the year ended December 30, 2005, largely the result of growth in the work we perform under MSAs for multinational corporations outside the U.S., particularly from our clients in the oil and gas industry. The impact of foreign currency fluctuations on our revenues for the fiscal year ended December 29, 2006 was immaterial. In Asia-Pacific, we benefited from strong economic growth, which has lead to increased funding for infrastructure projects, including transportation and water/wastewater projects. In addition, the increased global demand for mineral resources resulted in additional projects for the mining industry. In Europe, more stringent environmental directives from the European Union and new investment in infrastructure projects resulted in increased revenues.

The URS Division’s direct operating expenses for the year ended December 29, 2006 increased by 9.3% compared with the year ended December 30, 2005. The factors that caused revenue growth also drove an increase in our direct operating expenses. Direct operating expenses increased at a higher percentage than revenues as a result of increases in subcontractor costs and other direct operating costs.

The URS Division’s gross profit for the year ended December 29, 2006 increased by 10.3% compared with the year ended December 30, 2005, primarily due to the increase in revenue volume described previously and to a lesser extent, pricing increases. Our gross profit margin percentage increased to 39.1% for the year ended December 29, 2006 from 38.9% for the year ended December 30, 2005.

The URS Division’s IG&A expenses for the year ended December 29, 2006 increased by 13.1% compared with the year ended December 30, 2005. The increase was due to the following items:

•	an increase of $67.2 million in employee-related expenses due to both an increase in headcount and an increase in cost per employee, including stock compensation cost;
•	an increase of $17.1 million in indirect labor, primarily as a result of an increase in employee headcount, salary cost increases and recruiting and retention costs; and
•	increases of $5.7 million in rent expense, $4.3 million in sales and business development expense, $4.6 million in insurance expense, and $4.3 million in consulting service expense.

EG&G Division

The EG&G Division’s revenues for the year ended December 29, 2006 increased by 6% compared with the year ended December 30, 2005. The increase was driven by the high level of military activity in the Middle East, resulting in a higher volume of operations and maintenance work and greater demand for modification work for military vehicles and weapons. We also experienced growth in demand for specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems. In addition, revenues generated from activities in the homeland security and logistics management markets increased during the 2006 fiscal year.

The EG&G Division’s direct operating expenses for the year ended December 29, 2006 increased by 4.3% compared with the year ended December 30, 2005. Higher revenues drove an increase in our direct operating expenses.

The EG&G Division’s gross profit for the year ended December 29, 2006 increased by 10.5% compared with the year ended December 30, 2005. The increase in gross profit was primarily due to higher revenues from existing defense technical services and military equipment maintenance contracts. Our gross profit margin percentage increased to 28.0% for the year ended December 29, 2006 from 26.9% for the year ended December 30, 2005 as a result of larger award and incentive fees earned on operations and maintenance contracts.

The EG&G Division’s IG&A expenses for the year ended December 29, 2006 increased by 10.1% compared with the year ended December 30, 2005. The increase was primarily due to higher business volume. The EG&G Division's indirect expenses are generally variable in nature and, as such, any increase in business volume tends to result in higher indirect expenses. Approximately $21.7 million of the increase was due to indirect labor and employee-related expenses resulting from both changes in headcount and an increase in cost per employee, including stock-based compensation cost. Indirect expenses as a percentage of revenues increased to 23.1%, for the year ended December 29, 2006 from 22.2% for the year ended December 30, 2005, primarily as a result of stock-based compensation cost recognized under SFAS 123(R).

Consolidated

	Year Ended December 30, 2005	Year Ended October 31, 2004	Increase (Decrease)	Percentage Increase (Decrease)
	(In millions, except percentages and per share amounts)
Revenues	$3,917.6	$3,382.0	$535.6	15.8%
Direct operating expenses	2,555.6	2,140.9	414.7	19.4%
Gross profit	1,362.0	1,241.1	120.9	9.7%
Indirect, general and administrative expenses	1,187.6	1,079.1	108.5	10.1%
Operating income	174.4	162.0	12.4	7.7%
Interest expense	31.6	60.7	(29.1)	(47.9%)
Income before income taxes	142.8	101.3	41.5	41.0%
Income tax expense	60.3	39.6	20.7	52.3%
Net income	$82.5	$61.7	$20.8	33.7%

Diluted earnings per share	$1.72	$1.53	$.19	12.4%

The Year Ended December 30, 2005 Compared with the Year Ended October 31, 2004

Our consolidated revenues for the year ended December 30, 2005 increased by 15.8% compared with the year ended October 31, 2004. The increase was due to the higher volume of work performed in each of our client categories during the year ended December 30, 2005, compared with the year ended October 31, 2004.

The following table presents our consolidated revenues by client type for the years ended December 30, 2005 and October 31, 2004.

	Year Ended December 30, 2005	Year Ended October 31, 2004	Increase	Percentage Increase
	(In millions, except percentages)
Revenues
Federal government clients	$1,888	$1,619	$269	17%
State and local government clients	888	686	202	29%
Domestic private industry clients	764	762	2	—%
International clients	378	315	63	20%
Total revenues, net of eliminations	$3,918	$3,382	$536	16%

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

The majority of our work in the state and local government, the domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the year ended December 30, 2005 can be found beginning on page 40.

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

Our consolidated indirect, general and administrative (“IG&A”) expenses for the year ended December 30, 2005 increased by 10.1% compared with the year ended October 31, 2004. This increase was due to the following items:

•	an increase of $61.1 million in employee-related expenses due to both an increase in headcount and an increase in costs per employee;
•	an increase of $14.8 million in indirect labor, primarily as a result of our higher employee headcount;
•	an increase of $5.0 million in loss on extinguishment of debt from $28.2 million for the year ended October 31, 2004 to $33.1 million for the year ended December 30, 2005;
•	an increase of $12.0 million in legal expenses and claims, which included approximately $7.0 million for the Banque Saudi Fransi claim; and
•	increases of $10.1 million in travel expense, $8.3 million in sales and business development expense, $4.9 million in consulting cost, and $4.2 million in rental expense.

Indirect expenses as a percentage of revenues decreased to 30.3% for the year ended December 30, 2005 from 31.9% for the year ended October 31, 2004 due to an increase in labor hours chargeable to revenue-generating activities.

Our consolidated interest expense for the year ended December 30, 2005 decreased due to lower debt balances.

Our effective income tax rates for the year ended December 30, 2005 increased to 42.3% from 39.1% for the year ended October 31, 2004, due to fourth quarter accounting adjustments related to historical purchase accounting recorded in the fourth quarter of 2005, offset by hurricane-related tax credits and adjustments to our income tax reserves. (See further discussion Note 4, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2005.)

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

The following table presents the URS Division’s revenues by client type for the years ended December 30, 2005 and October 31, 2004.

	Year Ended December 30, 2005	Year Ended October 31, 2004	Increase	Percentage Increase
	(In millions, except percentages)

Revenues
Federal government clients	$519	$489	$30	6%
State and local government clients	888	686	202	29%
Domestic private industry clients	764	762	2	—%
International clients	378	315	63	20%
Total revenues, net of eliminations	$2,549	$2,252	$297	13%

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

Revenues from our state and local government clients for the year ended December 30, 2005 increased by approximately 29% compared with the year ended October 31, 2004. The increase reflected an improvement in the states’ economies and general funds, fueled by increased state tax revenues. Generally, states have recovered from the recent recession, and began to increase spending on programs for which we provide services, such as surface transportation. We also continued to experience revenue increases from school facilities and water/wastewater projects. In addition, the recent passage of SAFETEA-LU had a positive impact on revenues from our state and local government clients.

Revenues from our domestic private industry clients for the year ended December 30, 2005 were flat compared with the year ended October 31, 2004. Spending among many of our private sector clients remained constrained. However, we experienced revenue growth in the emissions control portion of our power sector business as we shifted our resources into rapidly emerging areas of the environmental market driven by new environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule, which were issued by the U.S. Environmental Protection Agency during 2005. We also shifted our focus towards building longer-term relationships with multinational corporations by migrating from stand-alone consulting contracts to longer-term MSAs in order to leverage our scale and diverse our service offerings.

We also successfully increased the number of client relationships managed under MSAs, as the number of stand-alone consulting assignments continued to decline. Revenues from our oil and gas clients also grew due to higher gasoline prices, which increased oil and gas company revenues, leading to additional investment in gas infrastructure projects.

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

In addition, the increased global demand for mineral resources has resulted in additional projects for the mining industry. In Europe, we continued to benefit from more stringent environmental directives from the European Union, leading to increased work in environmental impact statements (including sustainability issues), water/wastewater projects, and carbon emissions control projects.

The URS Division’s direct operating expenses for the year ended December 30, 2005 increased by 18% compared with the year ended October 31, 2004. The factors that caused revenue growth also drove an increase in our direct operating expenses. Direct operating expenses increased at a higher percentage than revenues as a result of increases in subcontractor costs and other direct expenses.

The URS Division’s gross profit for the year ended December 30, 2005 increased by 7% compared with the year ended October 31, 2004, primarily due to the increase in revenue volume described previously and to a lesser extent, pricing increases. Our gross profit margin percentage decreased to 38.9% for the year ended December 30, 2005 from 41.2% for the year ended October 31, 2004. Our gross profit margin percentage decreased primarily because our subcontractor costs and other direct costs, which generally bear lower profit margins than our direct labor costs, accounted for a higher percentage of our total direct operating expenses during the year ended December 30, 2005 (59.1%), compared with the year ended October 31, 2004 (54.0%).

The URS Division’s IG&A expenses for the year ended December 30, 2005 increased by 5% compared with the year ended October 31, 2004. This increase was due to an additional $28.1 million in employee-related expenses due to both an increase in headcount and an increase in costs per employee. The remainder of the increase was due to a $6.7 million increase in indirect labor, a $7.5 million increase in sales and business development expenses, a $3.7 million increase in rental expense, and a $4.1 million increase in travel expense. These increases were offset by a $5.2 million decrease in bad debt expense and a $3.1 million decrease in depreciation and amortization expense.

EG&G Division

The EG&G Division’s revenues for the year ended December 30, 2005 increased by 21% compared with the year ended October 31, 2004. This increase was driven by the high level of military activity in the Middle East, resulting in a higher volume of operations and maintenance work and greater demand for modification work for military vehicles and weapons systems. We experienced growth in demand for specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems. In addition, revenues generated from activities in the homeland security and logistics management markets increased during the 2006 fiscal year.

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

We had a transition period for the two months ended December 31, 2004 as a result of changing our fiscal year ended October 31, 2004 to fiscal year ended December 31, 2004. As the transition period only contained two months of our results, it is not indicative of our annual results. For a detailed discussion of the transition period, please read our annual report on Form 10-K filed with the SEC for the year ended December 30, 2005.

Liquidity and Capital Resources

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004

Cash flows from operating activities	$165.0	$200.4	$15.0	$95.5
Cash flows from investing activities	(34.3)	(22.1)	(1.6)	(19.0)
Cash flows from financing activities	(142.7)	(184.8)	25.3	(43.5)
Proceeds from sale of common stock and exercise of stock options	24.0	38.9	5.2	26.6
Proceeds from common stock offering, net of related expenses	—	130.3	—	204.3

Our primary sources of liquidity were cash flows from operations, borrowings under our credit lines during the fiscal years ended December 29, 2006, and cash flows from operations, borrowings under our credit lines and proceedes from a public common stock offering during the fiscal year ended December 30, 2005. Our primary uses of cash have been to fund our working capital and capital expenditures, and to service and retire our debt. We believe that we have sufficient cash flows to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate sources of funding to address significant changes in our business at reasonable rates and terms, as necessary, based on our past experience with business acquisitions.

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase. At December 29, 2006 and December 30, 2005, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.

At December 29, 2006 and December 30, 2005, cash and cash equivalents included $38.7 million and $43.5 million held by our consolidated joint ventures.

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

Billings and collections on accounts receivable can impact our operating cash flows. Management places significant emphasis on collection efforts, has assessed the allowance accounts for receivables as of December 29, 2006 and has deemed them to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our ability to consistently collect cash from them to meet our operating needs.

In the ordinary course of our business, we may realize various loss contingencies, including, but not limited to the pending legal proceedings, identified in Note 8, “Commitments and Contingencies,” which may adversely affect our liquidity and capital resources.

Operating Activities

The decrease in cash flows from operating activities for the year ended December 29, 2006 compared with the year ended December 30, 2005 was primarily due to a decrease in Accounts Payable and Subcontractors Payable as a result of the timing of payments, a decrease in Accrued Expenses and an increase in Deferred Income Tax Asset, offset by Accounts Receivables and Accrued Earnings in Excess of Billings on Contracts in Process, resulting from the timing of collections.

The increase in cash flow from operating activities for the year ended December 30, 2005 compared with the year ended October 31, 2004 was primarily due to increases in Accounts Receivables and Accrued Earnings in Excess of Billings on Contracts in Process, resulting from the timing of collections, and a decrease in deferred income tax liabilities, offset by non-cash debt extinguishment costs and an increase in Accounts Payable and Subcontractors Payable, resulting from the timing of payments.

Investing Activities

As a professional services organization, we are not capital intensive. Our capital expenditures have historically been primarily for various information systems to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases, during the years ended December 29, 2006, December 30, 2005, and October 31, 2004 were $29.3 million, $23.0 million, and $19.0 million, respectively. For the two months ended December 31, 2004, capital expenditures, excluding purchases financed through capital leases, were $1.6 million.

Financing Activities

Cash flows used for financing activities of $142.7 million during the year ended December 29, 2006 consisted primarily of the following activities:

•	Payment of $156.0 million of the term loan under our credit facility;
•	Payment of $2.8 million of our 11½% senior notes (“11½% Notes”);
•	Net borrowings of $1.4 million under our lines of credit and short-term notes;
•	Payments of $13.0 million in capital lease obligations;
•	Change in book overdrafts of $1.8 million;
•	Excess tax benefits from stock-based compensation of $6.0 million; and
•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $24.0 million.

Cash flows used for financing activities of $184.8 million during the year ended December 30, 2005 consisted primarily of the following activities:

•	Payment of $353.8 million of the term loans under the old credit facility;
•	Issuance of $350.0 million of new term loan, $80.0 million of which was paid during the year;
•	Net payment of $18.0 million under the line of credit;
•
Payments of $31.6 million in capital lease obligation, notes payable (net of borrowings), our 12¼% senior subordinated notes (“12¼% notes”) and our 6½% convertible subordinated debentures (“6½% debentures”);

•	Change in book overdrafts of $69.3 million;
•	Proceeds from the sale of common stock from the employee stock purchase plan and exercise of stock options of $38.9 million; and
•	Net proceeds generated from our public common stock offering of $130.3 million, which was used to pay $127.2 million of our 11½% notes and $18.8 million of tender premiums and expenses.

On June 8, 2005, we sold an aggregate of 4,000,393 shares of our common stock through a public offering. The offering price of our common stock was $34.50 per share and the total offering proceeds to us were $130.3 million, net of underwriting discounts and commissions and other offering-related expenses of $7.8 million.

We used the net proceeds from this common stock offering and cash available on hand to pay $127.2 million of our 11½% notes and $18.8 million of tender premiums and expenses. In addition, we retired $353.8 million of the term loans outstanding under the old credit facility during the second quarter of fiscal year 2005, and entered into a credit facility of $350.0 million on June 28, 2005. As a result of the debt retirement and terms of the credit facility, our interest expense has been reduced substantially compared to prior years. As a result of this debt retirement, we recognized a pre-tax charge of $33.1 million, which consisted of tender/call premiums and expenses of $19.4 million and the write-off of $13.7 million in unamortized financing fees, issuance costs and debt discounts. In addition, during the first quarter of fiscal year 2005, we retired the remaining $10.0 million in outstanding balance of our 12¼% notes. We also retired the entire outstanding balance of $1.8 million of our 6½% debentures on August 15, 2005.

Cash flows used for financing activities of $43.5 million during the year ended October 31, 2004 consisted primarily of the following activities:

•	Net borrowings under the line of credit of $5.3 million;
•	Net payment of $4.0 million of the term loans under the old credit facility with $2.9 million payments of financing fees;
•	Payment of $23.1 million in capital lease obligation, notes payable (net of borrowings), and our 85/8% senior subordinated debentures;
•	Payment of $19.7 million in tender and call premiums on our 12¼% notes and our 11½% notes;
•	Change in book overdrafts of $30.0 million;
•	Proceeds from the sale of common stock from the employee stock purchase plan and exercise of stock options of $26.6 million; and
•
Net proceeds generated from our public common stock offering of $204.3 million, which was used to fund a majority of the payments of $190.0 million on our 12¼% notes and $70.0 million on our 11½% notes.

During fiscal year 2004, we sold an aggregate of 8.1 million shares of our common stock through an underwritten public offering. The offering price of our common stock was $26.50 per share, and we received total offering proceeds of $204.3 million, net of $10.5 million in underwriting discounts and commissions and other offering-related expenses.

We used the net proceeds from this common stock offering plus the borrowings under our credit facility and cash available on hand to redeem $70.0 million of our 11½% notes and $190.0 million of our 12¼% notes. As a result of these redemptions, we recognized a pre-tax charge of $28.2 million during our fiscal year 2004, consisting of the write-off of $8.5 million in unamortized financing fees, debt issuance costs and debt discounts, and payments of $19.7 million for call premiums.

The table below contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of December 29, 2006:

		Payments and Commitments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of December 29, 2006:
Credit Facility:
Term loan	$114,000	$—	$22,800	$91,200	$—
Capital lease obligations	46,688	12,769	22,335	10,939	645
Notes payable, foreign credit lines and other indebtedness (1)	7,974	6,364	871	627	112
Total debt	168,662	19,133	46,006	102,766	757
Pension funding requirements (2)	126,881	14,293	32,690	20,155	59,743
Purchase obligations (3)	6,735	3,617	3,118	—	—
Interest (4)	33,140	10,634	16,574	5,904	28
Asset retirement obligations	4,303	182	564	1,148	2,409
Operating lease obligations (5)	444,538	95,589	157,389	106,393	85,167
Total contractual obligations	$784,259	$143,448	$256,341	$236,366	$148,104

(1) Amounts shown exclude remaining original issue discounts of $49 thousand for notes payable.

(2) These pension funding requirements for the EG&G pension plans, the Dames & Moore Final Salary Pension Fund in the United Kingdom, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan (“SERP”) with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $11.5 million into a rabbi trust for our CEO’s SERP upon receiving a 15-day notice, his death or the termination of his employment for any reason.

(3) Purchase obligations consist primarily of software maintenance contracts.

(4) Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate as of December 29, 2006.

(5) These operating leases are predominantly office and equipment leases.

Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:

•
As of December 29, 2006, we had a total outstanding balance of $61.3 million in standby letters of credit under our credit facility. Letters of credit are used primarily to support insurance programs, bonding arrangements, and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. Our credit facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the credit facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $9.5 million at December 29, 2006.

•
During the year, we replaced letters of credit used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries with a guarantee. As of December 29, 2006, the amount of the guarantee was $9.7 million.

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

Credit Facility. Our senior credit facility (“Credit Facility”) consists of a 6-year term loan of $350.0 million and a 5-year revolving line of credit of $300.0 million, against which up to $200.0 million is available for issuance of letters of credit. As of December 29, 2006, we had $114.0 million outstanding under the term loan, $61.3 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

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

Principal amounts under the term loan will become due and payable on a quarterly basis: 15% of the principal will be payable in four equal quarterly payments beginning in the third quarter of 2008, 20% of the principal will be due during the next four quarters, and 65% will be due in the final four quarters ending on June 28, 2011. Our Revolving Line of Credit expires and is payable in full on June 28, 2010. At our option, we may repay the loans under our Credit Facility without premium or penalty.

All loans outstanding under our Credit Facility bear interest at either LIBOR or the bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. The LIBOR margin will range from 0.625% to 1.75% and the base rate margin will range from 0.0% to 0.75%. As of December 29, 2006 and December 30, 2005, the LIBOR margin was 1.00% for both the term loan and the Revolving Line of Credit. As of December 29, 2006 and December 30, 2005, the interest rates on our term loan were 6.36% and 5.53%, respectively.

A substantial number of our domestic subsidiaries are guarantors of the Credit Facility on a joint and several basis. Initially, the obligations are collateralized by our guarantors’ capital stock. The collateralized obligations will be eliminated if we reach an investment grade credit rating of “Baa3” from Moody’s and “BBB-” from Standard & Poor’s; while our credit ratings have been upgraded since the inception of our Credit Facility, we have not yet achieved the investment grades necessary to eliminate the capital stock collaterization. If our credit rating were to fall to or below “Ba2” from Moody’s or “BB” from Standard & Poor’s, we would be required to provide a secured interest in substantially all of our existing and subsequently acquired personal and real property, in addition to the collateralized guarantors’ capital stock. Although the capital stock of the non-guarantor subsidiaries are not required to be pledged as collateral, the terms of the Credit Facility restrict the non-guarantors’ assets, with some exceptions, from being used as a pledge for future liens (a “negative pledge”). Moody’s upgraded our credit rating from “Ba2” to “Ba1” on June 20, 2005. On July 26, 2005, Standard & Poor’s upgraded our credit rating from “BB” to “BB+.” As of December 29, 2006, our Moody's and Standard and Poor's credit ratings were "Ba1" and BB+, respectively.

Our Credit Facility contains financial covenants. We are required to maintain: (a) a maximum ratio of total funded debt to total capital of 40% or less and (b) a minimum interest coverage ratio of not less than 3.0:1. The interest coverage ratio is calculated by dividing consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in our Credit Facility agreement, by consolidated cash interest expense.

The Credit Facility also contains customary events of default and customary affirmative and negative covenants, some of which are dependent upon our credit ratings and include, but are not limited to, limitations on mergers, consolidations, acquisitions, asset sales, restrictions against dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, capital leases, negative pledges, sale-leaseback transactions, indebtedness, contingent obligations and investments.

As of December 29, 2006, we were in compliance with all the covenants of the Credit Facility.

Revolving Line of Credit. Our revolving line of credit information is summarized as follows:

	Year Ended December 29, 2006	Year Ended December 30, 2005	Two Months Ended December 31, 2004	Year Ended October 31, 2004
	(in millions, except percentages)
Effective average interest rates paid on the revolving line of credit	7.6%	6.3%	5.9%	5.7%
Average daily revolving line of credit balances	$0.4	$2.4	$1.6	$22.7
Maximum amounts outstanding at any one point	$21.8	$22.8	$18.0	$74.6

11½% Senior Notes. On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% Notes. As of December 30, 2005, we had $2.8 million of 11½% Notes outstanding.

Notes Payable, Foreign Credit Lines and other indebtedness. As of December 29, 2006 and December 30, 2005, we had outstanding amounts of $7.9 million and $9.6 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of the notes were approximately 6.1% and 5.6% as of December 29, 2006 and December 30, 2005, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. The interest rates were 6.2% and 6.6% as of December 29, 2006 and December 30, 2005, respectively.

Capital Leases. As of December 29, 2006 and December 30, 2005, we had $46.7 million and $36.2 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases. As of December 29, 2006 and December 30, 2005, we had approximately $444.5 million and $415.8 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During fiscal year 2006 and 2005, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

Income Taxes

As of December 29, 2006, for federal income tax purposes, we had available a domestic net operating loss (“NOL”) of $2.5 million. Utilization of the NOL is limited pursuant to Section 1503 of the Internal Revenue Code and will be utilized against the income of our insurance company subsidiary. This NOL will be carried forward and will expire in fiscal year 2022. We also have $15.9 million of foreign NOLs available. Of this amount, $1.2 million will expire at various dates between 2007 and 2021, while the remaining $14.7 million will carry forward indefintely. These foreign NOLs are available only to offset income earned in foreign jurisdictions. Further, we have $11.8 million of state and local NOLs available. Of this amount, $4.6 million will expire in 2007, while the remaining $7.2 million will expire at various dates between 2008 and 2022.

Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on expected future operating results, we believe that realization of deferred tax assets in excess of the valuation allowance is more likely than not.

As of December 29, 2006, undistributed earnings of our foreign operations totaling $16.0 million were considered to be indefinitely reinvested outside of our home tax jurisdiction. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes - Special Areas," since it is our intention to utilize those earnings in the foreign operations. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision to repatriate the earnings is made.

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

Revenue Recognition

Our revenues arise primarily from the professional and technical services performed by our employees or by the subcontractors we engage to perform on our behalf under contracts we enter into with our clients. The revenues we recognize, therefore, are derived from our ability to charge our clients for those services under our contracts. A more detailed discussion of our revenue recognition on contract types is included in Note 1, “Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

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

We account for our professional planning, design and various other types of engineering projects, including systems engineering, program management and construction management contracts on the “percentage-of-completion” method, wherein revenue is recognized as project progress occurs. Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. If our estimate of costs at completion on any contract indicates that a loss will be incurred, we charge the entire estimated loss to operations in the period the loss becomes evident.

The use of the percentage-of-completion revenue recognition method requires us to make estimates and exercise judgment regarding the project’s expected revenues, costs and the extent of progress towards completion. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that our completion costs may vary from our estimates.

Most of our percentage-of-completion projects follow the “cost-to-cost” method of determining the percentage of completion. Under the cost-to-cost method, we make periodic estimates of our progress towards project completion by analyzing costs incurred to date, plus an estimate of the amount of costs that we expect to incur until the completion of the project. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage of completion. The revenue for the current period is calculated as cumulative revenues less project revenues already recognized. The process of estimating costs on engineering and construction projects combines professional engineering, cost estimating, pricing and accounting skills. The recognition of revenues and profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and are difficult to accurately determine until the project is significantly underway.

For some contracts, using the cost-to-cost method in estimating the percentage of completion may overstate the progress on the project. For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods such as actual labor hours, for measuring progress on the project and recognize revenue accordingly. For instance, in a project where a large amount of permanent materials are purchased, including the costs of these materials in calculating the percentage of completion may overstate the actual progress on the project. For these types of projects, actual labor hours spent on the project may be a more appropriate measure of the progress on the project.

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

Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that we perform an assessment for impairment of goodwill and other intangible assets at least annually. Accordingly, we have completed our annual review of the recoverability of goodwill as of October 27, 2006, which indicated that we had no impairment of goodwill. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill.

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

Other long-term liabilities

Included in other long-term liabilities are estimated liabilities related to defined benefit pension and postretirement benefit programs. These liabilities represent actuarially determined estimates of our future obligations associated with providing these benefit programs to some of our employees. The actuarial studies and estimates are dependent on assumptions made by management, which include discount rates, life expectancy of participants, long-term rates of return on plan assets, and rates of increase in compensation levels. These assumptions are determined based on the current economic environment at year-end.

Adopted and Other Recently Issued Statements of Financial Accounting Standards

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflected the impact of SFAS 123(R), but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Our consolidated financial statements for the fiscal year ended December 29, 2006 include the tax effects of share-based payment awards as we concluded our assessment of impacts of FASB Staff Position No. SFAS 123(R)-3,“Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”) in connection with the completion of our financial statements. Under the provisions of SFAS 123(R)-3, we elected to adopt the alternative method of 1) calculating the historical pool of windfall tax benefits and 2) accounting for the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for us at the beginning fiscal year 2007. FIN 48 requires that the cumulative effect of applying the interpretation is to be reported as an adjustment to the beginning balance of retained earnings as of December 30, 2006. We anticipate the effect to our balance sheet as of December 30, 2006 to be immaterial.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158. This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition as a component of other comprehensive income the changes in a defined benefit plan’s funded status that are not recognized as components of net periodic benefit cost.

The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements is effective for us at this fiscal year ended December 29, 2006. The requirement to measure the defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end will be effective for us for the fiscal year ending in December 2008.

We adopted the recognition provisions of SFAS 158 on December 29, 2006. Adoption of SFAS 158 has no impact on our loan covenants. A more detailed discussion of the incremental effect of the provisions of SFAS 158 is included in Note 10, “Employee Retirement and Post-Retirement Medical Plans” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the “rollover” approach and the “iron curtain” approach, either of which was previously acceptable.

We adopted SAB 108 on the effective date, December 29, 2006, and it had no effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $114.0 million under our Credit Facility at December 29, 2006, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $0.7 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $0.7 million.

Foreign currency risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $4.1 million of foreign currency translation gains for the year ended December 29, 2006 and $5.9 million of foreign currency translation losses for the year ended December 30, 2005. The currency exposure is not material to our consolidated financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

We have completed integrated audits of URS Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 29, 2006 and audits of its consolidated financial statements for the fiscal year ended October 31, 2004 and for the two-month period ended December 31, 2004, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (the “Company”) at December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the years ended December 29, 2006, December 30, 2005, and October 31, 2004 and the two-month period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, Note 9 and Note 10 to the consolidated financial statements, in 2006 the Company adopted new accounting standards that required it change the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pension and other postretirement plans.

Internal Control over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 29, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 26, 2007

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 29, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents, including $44,557 and $61,319 of short-term money market funds, respectively	$89,502	$101,545
Accounts receivable, including retainage of $37,368 and $37,280, respectively	680,631	630,340
Costs and accrued earnings in excess of billings on contracts in process	552,526	513,943
Less receivable allowances	(50,458)	(44,293)
Net accounts receivable	1,182,699	1,099,990
Deferred tax assets	36,547	18,676
Prepaid expenses and other assets	65,405	52,849
Total current assets	1,374,153	1,273,060
Property and equipment at cost, net	163,142	146,470
Goodwill	989,111	986,631
Purchased intangible assets, net	3,839	5,379
Other assets	50,784	57,908
	$2,581,029	$2,469,448
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$3,334	$1,547
Current portion of long-term debt	19,120	20,647
Accounts payable and subcontractors payable, including retainage of $19,515 and $13,323, respectively	290,651	288,561
Accrued salaries and wages	230,905	196,825
Accrued expenses and other	73,704	82,404
Billings in excess of costs and accrued earnings on contracts in process	168,271	108,637
Total current liabilities	785,985	698,621
Long-term debt	149,494	297,913
Deferred tax liabilities	17,808	19,785
Other long-term liabilities	117,586	108,625
Total liabilities	1,070,873	1,124,944
Commitments and contingencies (Note 8)
Minority interest	3,469	—
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 52,309 and 50,432 shares issued, respectively; and 52,257 and 50,380 shares outstanding, respectively	523	504
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	973,892	925,087
Accumulated other comprehensive income (loss)	(3,638)	(3,985)
Retained earnings	536,197	423,185
Total stockholders’ equity	1,506,687	1,344,504
	$2,581,029	$2,469,448

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004

Revenues	$4,240,150	$3,917,565	$566,997	$3,381,963
Direct operating expenses	2,737,828	2,555,538	369,527	2,140,890
Gross profit	1,502,322	1,362,027	197,470	1,241,073
Indirect, general and administrative expenses	1,283,533	1,187,605	188,400	1,079,088
Operating income	218,789	174,422	9,070	161,985
Interest expense	19,740	31,587	6,787	60,741
Income before income taxes and minority interest	199,049	142,835	2,283	101,244
Income tax expense	84,793	60,360	1,120	39,540
Minority interest in income of consolidated subsidiaries, net of tax	1,244	—	—	—
Net income	113,012	82,475	1,163	61,704
Other comprehensive income (loss):
Pension liability adjustments, net of tax (benefit)	582	(4,493)	4,141	(2,189)
Foreign currency translation adjustments	4,122	(5,910)	1,882	3,490
Comprehensive income	$117,716	$72,072	$7,186	$63,005

Earnings per share (Note 1):
Basic	$2.23	$1.76	$.03	$1.58
Diluted	$2.19	$1.72	$.03	$1.53
Weighted-average shares outstanding (Note 1):
Basic	50,705	46,742	43,643	39,123
Diluted	51,652	47,826	45,313	40,354

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

				Additional	Accumulated Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity

Balances, October 31, 2003	33,602	$336	$(287)	$487,824	$(906)	$278,106	$765,073
Employee stock purchases and exercise of stock options	1,538	15	—	26,609	—	—	26,624
Stock-based compensation	300	3	—	4,116	—	—	4,119
Tax benefit of stock-based compensation	—	—	—	4,117	—	—	4,117
Issuance of common shares	8,102	81	—	204,205	—	—	204,286
Quasi-reorganization NOL carryforward	—	—	—	263	—	(263)	—
Minimum pension liability adjustments, net of tax benefit of $1,829	—	—	—	—	(2,189)	—	(2,189)
Foreign currency translation adjustments	—	—	—	—	3,490	—	3,490
Net income	—	—	—	—	—	61,704	61,704

Balances, October 31, 2004	43,542	435	(287)	727,134	395	339,547	1,067,224
Employee stock purchases and exercise of stock options	244	3	—	5,185	—	—	5,188
Stock-based compensation	—	—	—	1,058	—	—	1,058
Tax benefit of stock-based compensation	—	—	—	1,465	—	—	1,465
Minimum pension liability adjustments, net of tax of $2,670	—	—	—	—	4,141	—	4,141
Foreign currency translation adjustments	—	—	—	—	1,882	—	1,882
Net income	—	—	—	—	—	1,163	1,163

Balances, December 31, 2004	43,786	438	(287)	734,842	6,418	340,710	1,082,121
Employee stock purchases and exercise of stock options	2,268	23	—	38,920	—	—	38,943
Stock-based compensation	326	3	—	6,145	—	—	6,148
Tax benefit of stock-based compensation	—	—	—	14,969	—	—	14,969
Issuance of common shares	4,000	40	—	130,211	—	—	130,251
Minimum pension liability adjustments, net of tax benefit of $4,769	—	—	—	—	(4,493)	—	(4,493)
Foreign currency translation adjustments	—	—	—	—	(5,910)	—	(5,910)
Net income	—	—	—	—	—	82,475	82,475

Balances, December 30, 2005	50,380	504	(287)	925,087	(3,985)	423,185	1,344,504
Employee stock purchases and exercise of stock options	948	10	—	23,964	—	—	23,974
Stock-based compensation	929	9	—	18,386	—	—	18,395
Tax benefit of stock-based compensation	—	—	—	6,455	—	—	6,455
Minimum pension liability adjustments, net of tax of $3,945	—	—	—	—	582	—	582
Adoption of FASB Statement No. 158, net of tax benefit of $2,725	—	—	—	—	(4,357)	—	(4,357)
Foreign currency translation adjustments	—	—	—	—	4,122	—	4,122
Net income	—	—	—	—	—	113,012	113,012

Balances, December 29, 2006	52,257	$523	$(287)	$973,892	$(3,638)	$536,197	$1,506,687

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
Cash flows from operating activities:
Net income	$113,012	$82,475	$1,163	$61,704
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	37,980	38,548	6,909	41,407
Amortization of debt issuance costs	1,821	3,777	978	6,772
Costs incurred for extinguishment of debt	162	33,131	—	28,165
Provision for doubtful accounts	8,259	10,094	2,673	14,777
Deferred income taxes	(8,708)	8,721	827	(4,746)
Stock-based compensation	18,395	6,148	1,058	4,119
Excess tax benefits from stock-based compensation	(6,045)	—	—	—
Tax benefit of stock compensation	6,455	14,969	1,465	4,117
Minority interest in net income of consolidated subsidiaries	1,244	—	—	—
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(89,628)	(161,632)	7,713	(80,646)
Prepaid expenses and other assets	(12,378)	(30,441)	(4,321)	1,553
Accounts payable, accrued salaries and wages and accrued expenses	26,792	179,525	(16,359)	23,618
Billings in excess of costs and accrued earnings on contracts in process	59,614	22,453	4,919	(3,528)
Distributions of earnings from unconsolidated affiliates, net	26,562	12,394	4,223	8,564
Other long-term liabilities	(2,190)	10,842	2,174	(882)
Other assets, net	(16,341)	(30,567)	1,577	(9,474)
Total adjustments and changes	51,994	117,962	13,836	33,816
Net cash from operating activities	165,006	200,437	14,999	95,520
Cash flows from investing activities:
Net payment for business acquisitions, net of cash acquired	(5,028)	(1,367)	—	—
Proceeds from disposal of property and equipment	—	2,236	—	—
Capital expenditures, less equipment purchased through capital leases	(29,314)	(23,010)	(1,597)	(19,016)
Net cash from investing activities	(34,342)	(22,141)	(1,597)	(19,016)
Cash flows from financing activities:
Long-term debt principal payments	(163,317)	(578,131)	(990)	(298,950)
Long-term debt borrowings	552	351,410	21	26,526
Net borrowings (payments) under lines of credit and short-term notes	1,433	(20,502)	14,254	5,209
Net change in book overdrafts	1,787	(69,324)	10,589	30,011
Capital lease obligation payments	(13,019)	(13,354)	(3,724)	(14,643)
Excess tax benefits from stock-based compensation	6,045	—	—	—
Proceeds from common stock offering, net of related expenses	—	130,251	—	204,286
Proceeds from employee stock purchases and exercise of stock options	23,974	38,942	5,188	26,624
Tender and call premiums paid for debt extinguishment	(162)	(19,426)	—	(19,688)
Payment of debt issuance costs	—	(4,624)	—	(2,887)
Net cash from financing activities	(142,707)	(184,758)	25,338	(43,512)
Net increase (decrease) in cash and cash equivalents	(12,043)	(6,462)	38,740	32,992
Cash and cash equivalents at beginning of year	101,545	108,007	69,267	36,275
Cash and cash equivalents at end of year	$89,502	$101,545	$108,007	$69,267

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
Supplemental information:
Interest paid	$17,099	$29,974	$4,982	$66,629
Taxes paid	$58,583	$48,422	$10,217	$36,797
Equipment acquired with capital lease obligations	$23,512	$20,270	$3,541	$11,098

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$7,683	$1,823	$—	$—
Liabilities assumed	2,655	456	$—	$—
Net payment for business acquisitions, net of cash acquired	$5,028	$1,367	$—	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Business

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program management, construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, industrial infrastructure and process, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 29,300 employees providing services to federal, state and local governments, and private industry clients in the United States and abroad.

Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th and September 30th. We filed a transition report on Form 10-Q with the Securities and Exchange Commission (“SEC”) for the two months ended December 31, 2004. Our 2006 fiscal year began on December 31, 2005 and ended on December 29, 2006.

Principles of Consolidation and Basis of Presentation

Our financial statements include the financial position, results of operations and cash flows of URS Corporation and our wholly-owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in unconsolidated joint ventures are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles necessarily requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and related disclosures at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise our estimate.

Revenue Recognition

We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss or change in estimates are known and the loss can be reasonably estimated. Such revisions could occur at any time and the effects may be material.

The majority of our contracts are for professional planning, design and various other types of engineering projects, including systems engineering, program management, and construction management. We account for such contracts on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. Under the percentage-of-completion method of revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For some contracts, using the cost-to-cost method in estimating percentage-of-completion may overstate the progress on the project. For instance, in a project where a large amount of permanent materials are purchased, including the costs of these materials in calculating the percentage-of-completion may overstate the actual progress on the project. For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods for measuring progress on the project and recognize revenue accordingly.

Many of our professional engineering contracts cover multiple years; however, a large number of them begin and end within a year’s time.

Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones, incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are based on various professional judgments we make with respect to those factors and are subject to change as the project proceeds and new information becomes available. Occasionally, we defer the recognition of revenue in excess of costs incurred until we are able to adequately estimate project results.

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

Cost-Plus Contracts. We have four major types of cost-plus contracts:

•
Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenues based on the costs resulting from actual hours of labor effort expended at per-hour labor rates determined using a labor dollar multiplier that includes direct labor costs, allocable overhead costs and a component for the fixed negotiated fee. Direct non-labor costs are charged based on the direct non-labor costs we incur plus any mark-up permitted under the contract.

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

•
Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs to arrive at a total dollar estimate for the project. We recognize revenues based on costs resulting from actual hours of labor effort expended at per-hour labor rates determined using a labor dollar multiplier that includes direct labor costs, allocable overhead costs and a component for the fixed rate. Direct non-labor costs are charged based on the direct non-labor costs we incur plus any mark-up permitted under the contract. Similar to cost-plus fixed fee contracts, aggregate revenues from cost-plus fixed rate contracts may vary and we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive additional revenues relating to any additional costs that exceed the original contract estimate (see “Change Orders and Claims”).

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•
Cost-Plus Incentive Fee. Some of our cost-plus contracts provide for incentive fees based on performance against contractual milestones. The amount of the incentive fees varies, depending on whether we achieve above-, at-, or below-target results. We recognize revenues on these contracts assuming that we will achieve at-target results, unless we estimate our cost at completion to be significantly above or below target. If our estimated cost to complete the project indicates that our performance is, or will be, below target, we adjust our revenues down to the below-target estimate. If our estimate to complete the project indicates that our performance is above target, we do not adjust our revenues up to correspond with our estimated higher level of performance unless authorization to recognize additional revenues is obtained from appropriate levels of management.

Labor costs and subcontractor services are the principal components of our direct costs on cost-plus contracts, although some include materials and other direct costs. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Others include rate ceilings that limit the reimbursement for general and administrative costs, overhead costs and materials handling costs. The accounting for these contracts appropriately reflects such guaranteed price or rate ceilings. Some of our cost-plus contracts are subject to maximum contract values and accordingly, revenues relating to these contracts are recognized as if these contracts were fixed-price contracts.

Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we incurred compared with negotiated billing rates. The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are recognized under the percentage-of-completion method. Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. Our time-and materials contracts also generally include annual billing rate adjustment provisions. We recognize revenues on time-and-materials contracts based on the actual hours of labor effort expended at per-hour labor rates determined using a labor dollar multiplier that includes direct labor costs, allocable overhead costs and a component for the fixed rate. Direct non-labor costs are charged based on the direct non-labor costs we incur plus any mark-up permitted under the contract.

Fixed-Price Contracts. We enter into two major types of fixed-price contracts:

•
Firm Fixed-Price (“FFP”). Under FFP contracts, our clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method described above. Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if our current estimated costs exceed prior estimates, our profit margins will decrease and we may realize a loss on a project. In order to increase aggregate revenue on the contract, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Fixed-Price Per Unit (“FPPU”). Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete. We are generally guaranteed a minimum number of service or production transactions at a fixed price, but our actual profit margins on any FPPU contract depend on the number of service transactions we ultimately complete. We recognize revenues under FPPU contracts as we complete the related service transactions for our clients. If our current estimates of the aggregate average costs per service transaction turn out to exceed our prior estimates, our profit margins will decrease and we may realize a loss on the project. In order to increase aggregate revenues on a contract, we generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”). Some of our FPPU contracts are subject to maximum contract values and accordingly, revenues relating to these contracts are recognized as if these contracts were FFP contracts.

Service contracts. In addition to the contract types described above, we perform service contracts, providing operations and maintenance services and a variety of technical assistance services. Our service contracts are accounted for on the “proportional performance” method, wherein revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

Change Orders and Claims. Change orders and/or claims may arise under any of the contract types previously described. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either we or our customer may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Claims are amounts in excess of agreed contract price that we seek to collect from our clients or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.

Change orders and claims occur when changes are experienced once contract performance is underway. Change orders are sometimes documented and terms of such change orders agreed with the client before the work is performed. Sometimes circumstances require that work progresses without client agreement before the work is performed. Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value that can be reliably estimated. Revenue recognized from change orders may exceed the related costs incurred.

Claims are included in total estimated contract revenues when the contract or other evidence provides a legal basis for the claim, when the additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of the deficiencies in the contract performance, when the costs associated with the claim are identifiable, and when the evidence supporting the claim is objective and verifiable. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

Compliance Requirements. We have contracts with the U.S. federal government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation (“FAR”), and the U.S. Cost Accounting Standards (“CAS”). These regulations are generally applicable to all of our U.S. federal government contracts and are partially or fully incorporated in many state and local agency contracts. They limit the recovery of specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Federal government contracts subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. federal government corporate administrative contracting officer disallow such costs. We can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.

Costs and Accrued Earnings in Excess of Billings on Contracts in Process and Billings in Excess of Costs and Accrued Earnings on Contracts in Process

Costs and accrued earnings in excess of billings on contracts in process in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under contracts in progress. As of December 29, 2006 and December 30, 2005, costs and accrued earnings in excess of billings on contracts in progress were $552.5 million and $513.9 million, respectively. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next 12 months.

Billings in excess of costs and accrued earnings on contracts in process in the accompanying consolidated balance sheets represent cash collected from clients and advanced billings to clients on contracts in advance of work performed. As of December 29, 2006 and December 30, 2005, billings in excess of costs and accrued earnings on contracts in process were $168.3 million and $108.6 million, respectively. We believe that the majority of such amounts will be earned over the next 12 months.

Receivable Allowances

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by estimating an allowance for amounts that may become uncollectible or unrealizable in the future. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.

Classification of Current Assets and Liabilities

We include in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. Accounts receivable, accounts receivable - retainage, costs and accrued earnings in excess of billings on contracts in process, subcontractors payable, subcontractor retainage, and billings in excess of costs and accrued earnings on contracts in process each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may either be uncollected or may not require payment within one year.

Accounts receivable - retainage represents amounts billed to clients for services performed that, by the underlying contract terms, will not be paid until the projects meet contractual milestones are at or near completion. Correspondingly, subcontractors payable - retainage represents amounts billed to us by subcontractors for services performed that, by their underlying contract terms do not require payment by us until the projects are at or near completion.

Accounts payable and subcontractors payable include our estimate of incurred but unbilled subcontractor costs.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concentrations of Credit Risk

Our accounts receivable and costs and accrued earnings in excess of billings on contracts in process are potentially subject to concentrations of credit risk. Our credit risk on accounts receivable is limited due to the large number of contracts for clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potential uncollectible accounts and such estimates have historically been within management’s expectations. Our cash and cash equivalents balances are maintained in accounts held by major banks and financial institutions located primarily in the United States, Europe and Asia Pacific.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase. At December 29, 2006 and December 30, 2005, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.

At December 29, 2006 and December 30, 2005, cash and cash equivalents included $38.7 million and $43.5 million held by our consolidated joint ventures.

Fair Value of Financial Instruments

At December 29, 2006 and December 30, 2005, the carrying amounts of some of our financial instruments including cash, accounts receivable and accounts payable approximated fair values due to their short maturities. The fair values of our Credit Facility and other variable rate debt are based on current interest rates and approximate fair values. The fair values of our long-term debt obligations approximated the carrying values as disclosed in Note 5, “Current and Long-Term Debt.”

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires an assessment for impairment of goodwill at least annually. In addition to our annual test, we regularly evaluate whether events or circumstances have occurred which may indicate a possible impairment of goodwill.

We believe the methodology we use in testing impairment of goodwill, which includes significant judgments and estimates, provides us with a reasonable basis in determining whether an impairment charge should be taken. Our methodology is as follows:

In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our company by using a methodology that considers discounted projections of our cash flows and the estimated fair values of our debt and the fair market value of our equity.

We first determine our estimated projected cash flows and estimated residual values of each of our reporting units and discount those cash flows and residual values based on a selected discount rate (a discounted cash flows approach) to arrive at an estimated fair value of each reporting unit. The determination of our discount rate considers our cost of capital and the cost of capital of some of our industry peers. We then consider the average closing sales price of our common stock over the 30-day period ending October 27, 2006 and the fair value of our interest-bearing obligations to arrive at an estimate of fair value (a market multiple approach). Our final estimate of fair value is established considering our market multiple and discounted cash flows approaches.

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

We then compare the resulting fair values by reporting units to the respective net book values, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business mix and changes in our discounted cash flows, in addition to our average closing stock price. Based on our annual review of goodwill by using the above described methodology at October 27, 2006, we concluded that we did not have any impairment of goodwill.

Purchased Intangible Assets

We amortize our purchased intangible assets using the straight-line method over their contractual or economic lives.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Judgment is required in determining our consolidated income tax expense. In the normal course of our business, we may engage in numerous transactions for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, we file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, most states in the United States, and by various government agencies representing many jurisdictions outside the United States. We estimate and provide for additional income taxes that may be assessed by the various taxing authorities.

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

Pension Plans and Post-retirement Benefits

We account for our defined benefit pension plans and post-retirement benefits using actuarial valuations that are based on assumptions, including discount rates, long-term rates of return on plan assets, and rates of change in participant compensation levels. We evaluate the funded status of each of our defined benefit pension plans and post-retirement benefit plans using these assumptions, consider applicable regulatory requirements, tax deductibility, reporting considerations and other relevant factors, and thereby determine the appropriate funding level for each period. The discount rate used to calculate the present value of the pension benefit obligation is assessed at least annually. The discount rate represents the rate inherent in the price at which the plans’ obligations are intended to be settled at the measurement date.

We have adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). A more detailed discussion of the incremental effect of the provisions of SFAS 158 and the assumptions used in determining the actuarial valuation of our defined benefit pension plans and post-retirement benefit plans are disclosed in Note 10, “Employee Retirement and Post-Retirement Medical Plans.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options and unvested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock whereby the proceeds from assumed exercises are used to hypothetically repurchase stock at the average market price for the period. Potentially dilutive shares of common stock outstanding include stock options and unvested restricted stock awards and units, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). Diluted EPS is computed by dividing net income plus preferred stock dividends, if any, by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Year Ended December 29, 2006	Year Ended December 30, 2005	Two Months Ended December 31, 2004	Year Ended October 31, 2004
	(In thousands, except per share amounts)
Numerator — Basic
Net income	$113,012	$82,475	$1,163	$61,704
Denominator — Basic
Weighted-average common stock shares outstanding	50,705	46,742	43,643	39,123
Basic earnings per share	$2.23	$1.76	$.03	$1.58
Numerator — Diluted
Net income	$113,012	$82,475	$1,163	$61,704
Denominator — Diluted
Weighted-average common stock shares outstanding	50,705	46,742	43,643	39,123
Effect of dilutive securities:
Stock options and restricted stock awards and units	947	1,084	1,670	1,231
	51,652	47,826	45,313	40,354
Diluted earnings per share	$2.19	$1.72	$.03	$1.53

In our computation of diluted EPS, we excluded the following potential shares of issued and unexercised stock options, and unvested restricted stock awards and units, which had an anti-dilutive effect on EPS.

	Year Ended December 29, 2006	Year Ended December 30, 2005	Two Months Ended December 31, 2004	Year Ended October 31, 2004
	(In thousands)
Number of stock options where exercise price exceeds average price and unvested restricted stock awards and units	648	295	27	52

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Adopted and Other Recently Issued Statements of Financial Accounting Standards

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflected the impact of SFAS 123(R), but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Our consolidated financial statements for the fiscal year ended December 29, 2006 include the tax effects of share-based payment awards as we concluded our assessment of the impact of FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”) in connection with the completion of our financial statements. Under the provisions of SFAS 123(R)-3, we elected to adopt the alternative method of 1) calculating the historical pool of windfall tax benefits and 2) accounting for the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for us at the beginning of fiscal year 2007. FIN 48 requires that the cumulative effect of applying the interpretation is to be reported as an adjustment to the beginning balance of retained earnings as of December 30, 2006. We anticipate the effect to our balance sheet as of December 30, 2006 to be immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurement,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158. This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition as a component of other comprehensive income the changes in a defined benefit plan’s funded status that are not recognized as components of net periodic benefit cost.

The requirement to recognize the funded status of a defined benefit plan and the disclosure requirements is effective for us at this fiscal year ended December 29, 2006. The requirement to measure the defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end will be effective for us for the fiscal year ending in December 2008.

We adopted the recognition provisions of SFAS 158 on December 29, 2006. Adoption of SFAS 158 has no impact on our loan covenants. A more detailed discussion of the incremental effect of the provisions of SFAS 158 is included in Note 10, “Employee Retirement and Post-Retirement Medical Plans.”

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the "rollover" approach and the "iron curtain" approach, either of which was previously acceptable.

SAB 108 is effective for us at the end of this fiscal year ending December 29, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Reclassifications

We made reclassifications to the financial statements for the year ended December 30, 2005, the two-month period ended December 31, 2004 and the year ended October 31, 2004 to conform them to the presentation for the year ended December 29, 2006. These reclassifications have no effect on consolidated net income, stockholders’ equity and net cash flows.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 29,	December 30,
	2006	2005
	(In thousands)
Equipment	$174,996	$156,893
Furniture and fixtures	22,729	21,469
Leasehold improvements	47,431	41,676
Construction in progress	8,897	4,660
	254,053	224,698
Accumulated depreciation and amortization	(140,271)	(120,950)
	113,782	103,748

Capital leases (1)	118,196	100,275
Accumulated amortization	(68,836)	(57,553)
	49,360	42,722

Property and equipment at cost, net	$163,142	$146,470

(1)	Our capital leases consisted primarily of equipment and furniture and fixtures.

As of December 29, 2006 and December 30, 2005, we capitalized internal-use software development costs of $67.8 million and $61.0 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

Property and equipment was depreciated by using the following estimated useful lives:

Estimated Useful Lives
Equipment	4 - 10 years
Capital leases	3 - 10 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	6 months - 20 years

Depreciation expense of property and equipment was as follows:

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In millions)
Depreciation expense of property and equipment	$36.4	$36.0	$6.4	$38.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.  PURCHASED INTANGIBLE ASSETS AND GOODWILL

Purchased Intangible Assets

Purchased intangible assets comprise customer backlog, software acquired, and favorable leases. As of December 29, 2006 and December 30, 2005, the cost and accumulated amortization of our purchased intangible assets were as follows:

	Backlog	Software	Favorable Leases	Total
	(In thousands)
As of December 29, 2006
Purchased intangible assets	$10,778	$3,900	$950	$15,628
Less: accumulated amortization	7,360	3,900	529	11,789
Purchased intangible assets, net	$3,418	$—	$421	$3,839

As of December 30, 2005
Purchased intangible assets	$10,766	$3,900	$950	$15,616
Less: accumulated amortization	5,915	3,900	422	10,237
Purchased intangible assets, net	$4,851	$—	$528	$5,379

The purchased intangible assets are amortized using the straight-line method over their contractual or economic lives. Amortization expense of our purchased intangible assets was as follows:

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In millions)
Amortization expense of our purchased intangible assets	$1.5	$2.5	$0.5	$3.1

The following table presents the estimated future amortization expense of purchased intangible assets:

	Estimated future amortization expense
	Backlog	Favorable Leases	Total
	(In thousands)
2007	$836	$97	$933
2008	471	97	568
2009	328	97	425
2010	314	97	411
2011	301	33	334
Thereafter	1,168	0	1,168
	$3,418	$421	$3,839

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Goodwill

As of December 29, 2006 and December 30, 2005, our consolidated goodwill was $989.1 million and $986.6 million, respectively. The net change of $2.5 million for the year ended December 29, 2006 was due to:

•
an increase of $5.8 million resulting from our acquisition of Cash & Associates, a privately-held company specializing in civil and structural engineering and program management services for ports and harbors; offset by

•	an adjustment of $3.3 million recorded during the first quarter of 2006, primarily related to a foreign subsidiary’s pension plan liability.

As of December 30, 2005 and December 31, 2004, our consolidated goodwill balances were $986.6 million and $1,004.7 million, respectively. The net change of $18.1 million for the 2005 fiscal year was due to:

•	an increase of $1.5 million resulting from our August 2005 acquisition of Austin Ausino, a small engineering and project management firm based in China; offset by

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

NOTE 4.  INCOME TAXES

The components of income tax expense were as follows:

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004

	(In thousands)
Current:
Federal	$65,413	$37,711	$—	$28,713
State and local	20,756	11,240	171	6,196
Foreign	7,332	2,688	433	2,111
Subtotal	93,501	51,639	604	37,020

Deferred:
Federal	(5,070)	8,522	1,080	1,056
State and local	(633)	853	130	128
Foreign	(3,005)	(654)	(694)	1,336
Subtotal	(8,708)	8,721	516	2,520
Total income tax expense	$84,793	$60,360	$1,120	$39,540

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The income (loss) before income taxes, by geographic area, was as follows:

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In thousands)
Income (loss) before income taxes and minority interest:
United States	$191,384	$134,223	$4,934	$94,956
International	7,665	8,612	(2,651)	6,288
Total income before income taxes and minority interest	$199,049	$142,835	$2,283	$101,244

As of December 29, 2006, for federal income tax purposes, we had available a domestic net operating loss (“NOL”) of $2.5 million. Utilization of the NOL is limited pursuant to Section 1503 of the Internal Revenue Code and will be utilized against the income of our insurance company subsidiary. This NOL will be carried forward and will expire in fiscal year 2022. We also have $15.9 million of foreign NOLs available. Of this amount, $1.2 million will expire at various dates between 2007 and 2021, while the remaining $14.7 million will carry forward indefintely. These foreign NOLs are available only to offset income earned in foreign jurisdictions. Further, we have $11.8 million of state and local NOLs available. Of this amount, $4.6 million will expire in 2007, while the remaining $7.2 million will expire at various dates between 2008 and 2022.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of our deferred tax assets and liabilities were as follows:

Deferred tax assets/(liabilities) resulting from:

	December 29, 2006	December 30, 2005	December 31, 2004	October 31, 2004
Current:	(In thousands)
Receivable allowances	$6,549	$5,185	$6,429	$6,049
Net operating losses	—	—	2,411	—
Revenue from partnerships and limited liability companies	2,582	2,118	435	435
Foreign subsidiaries’ accruals	1,530	1,976	—	—
Estimated loss accruals	13,319	12,042	8,365	7,878
State income taxes	709	2,575	12	2,014
Payroll-related accruals	26,023	13,539	21,006	20,609
Other accrual and reserves	751	—	—	—
Unearned revenue	2,532	—	—	—
Other	4,034	3,395	1,579	1,437
Current deferred tax assets	58,029	40,830	40,237	38,422
Revenue retentions	(3,428)	(547)	(425)	(405)
Prepaid expenses	(4,332)	(2,865)	(3,395)	(810)
Costs and accrued earnings in excess of billings on contracts in process	(13,722)	(18,742)	(11,735)	(14,997)
Current deferred tax liabilities	(21,482)	(22,154)	(15,555)	(16,212)
Net current deferred tax assets	$36,547	$18,676	$24,682	$22,210
Non-Current:
Deferred compensation and pension liabilities	$32,682	$21,756	$5,982	$8,538
Self-insurance contingency accrual	7,617	8,785	7,471	7,567
Depreciation and amortization	1,467	—	—	—
Foreign tax credit	5,380	5,470	2,839	2,839
Income tax credits	2,508	2,859	3,417	3,418
Rental accrual	6,062	5,937	2,350	2,354
Net operating losses	4,169	7,718	11,007	10,314
Goodwill amortization	2,424	—	—	—
Other reserves	9,155	8,745	—	—
Other	3,905	2,736	1,557	1,557
Gross non-current deferred tax asset	75,369	64,006	34,623	36,587
Valuation allowance	(630)	(454)	—	—
Net non-current deferred tax assets	74,739	63,552	34,623	36,587
Acquisition liabilities	—	(2,019)	(3,383)	(3,341)
Goodwill amortization	(63,173)	(46,701)	(37,716)	(36,181)
Depreciation and amortization	(19,832)	(25,920)	(24,440)	(24,793)
Self-insurance accrual	(1,276)	(1,352)	(1,443)	(1,443)
Accumulated accretion	(2,804)	(2,280)	(1,595)	(1,481)
Insurance subsidiary basis difference	(2,562)	(2,357)	(3,599)	(3,599)
Other accruals	(2,900)	(2,708)	(2,820)	(2,824)
Non-current deferred tax liabilities	(92,547)	(83,337)	(74,996)	(73,662)
Net non-current deferred tax liabilities	$(17,808)	$(19,785)	$(40,373)	$(37,075)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our deferred tax assets arose from temporary differences in the recognition of accruals, primarily compensation and loss-related accruals, and receivable allowances. Our current deferred tax assets at December 29, 2006 increased from the balance at December 30, 2005 due to an increase in payroll-related accruals and unearned revenue. Our current deferred tax liability, decreased slightly as of December 29, 2006 compared to the balance as of December 30, 2005 primarily due to an increase in prepaid expenses offset by a larger decrease in the recognition of costs and accrued earnings in excess of billings on contracts in process. Total tax deductible goodwill resulting from the Dames & Moore and EG&G acquisitions amounted to $350.2 million. As of December 29, 2006, $151.9 million of goodwill was unamortized for tax purposes. The difference between tax and financial statement cumulative amortization on tax deductible goodwill gave rise to a long-term deferred tax liability. Our net non-current deferred tax liabilities as of December 29, 2006 decreased from the balance at December 30, 2005 due to increases in deferred tax assets related to pension liabilities and reserves. These increases were greater than the increases in deferred tax liabilities related to tax deductible goodwill.

As of December 29, 2006, undistributed earnings of our foreign operations totaling $16.0 million were considered to be indefinitely reinvested outside of our home tax jurisdiction. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes - Special Areas," since it is our intention to utilize those earnings in the foreign operations. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision to repatriate the earnings is made.

The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In thousands)
Federal income tax expense based upon federal statutory tax rate of 35%	$69,669	$49,992	$799	$35,436
Non-deductible meals and entertainment	1,014	1,648	225	1,397
Other non-deductible expenses	1,341	1,102	140	1,007
Federal and state tax credits	(457)	(1,616)	(214)	(1,549)
Foreign earnings taxed at rates lower than U.S. statutory rate	925	35	128	(30)
State taxes, net of federal benefit	10,701	9,913	141	4,270
Purchase price adjustment on acquisition	—	—	—	(1,496)
Other adjustments	1,600	(714)	(99)	505
Total income tax expense	$84,793	$60,360	$1,120	$39,540

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 29, 2006	December 30, 2005
	(In thousands)

Bank term loans	$114,000	$270,000
11½% senior notes	—	2,798
Obligations under capital leases	46,688	36,187
Notes payable, foreign credit lines and other indebtedness	7,926	9,575
Total current and long-term debt	168,614	318,560
Less:
Current portion of long-term debt	4,704	2,798
Current portion of notes payable, foreign credit lines and other indebtedness	1,647	6,964
Current portion of capital leases	12,769	10,885
Long-term debt	$149,494	$297,913

Credit Facilities

On June 28, 2005, we entered into a new credit facility (“Credit Facility”) consisting of a 6-year term loan of $350.0 million and a 5-year Revolving Line of Credit of $300.0 million, against which up to $200.0 million can be used to issue letters of credit. As of December 29, 2006, we had $114.0 million outstanding under the term loan, $61.3 million in letters of credit, and no amount outstanding under the Revolving Line of Credit.

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

Principal amounts under the term loan will become due and payable on a quarterly basis: 15% of the principal will be payable in four equal quarterly payments beginning in the third quarter of 2008, 20% of the principal will be due during the next four quarters, and 65% will be due in the final four quarters ending on June 28, 2011. Our Revolving Line of Credit expires and is payable in full on June 28, 2010. At our option, we may repay the loans under our Credit Facility without premium or penalty.

All loans outstanding under our Credit Facility bear interest at either LIBOR or the bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services (“Moody’s”) and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of December 29, 2006, the LIBOR margin was 1.00% for both the term loan and Revolving Line of Credit. As of December 29, 2006, the interest rate on our term loan was 6.36%.

A substantial number of our domestic subsidiaries are guarantors of the Credit Facility on a joint and several basis. Initially, the obligations are collateralized by our guarantors’ capital stock. The collateralized obligations will be eliminated if we reach an investment grade credit rating of “Baa3” from Moody’s and “BBB-” from Standard & Poor’s; while our credit ratings have been upgraded since the inception of our Credit Facility, we have not yet achieved the investment grades necessary to eliminate the capital stock collaterization. If our credit rating were to fall to or below “Ba2” from Moody’s or “BB” from Standard & Poor’s, we would be required to provide a secured interest in substantially all of our existing and subsequently acquired personal and real property, in addition to the collateralized guarantors’ capital stock. Although the capital stock of the non-guarantor subsidiaries are not required to be pledged as collateral, the terms of the Credit Facility restrict the non-guarantors’ assets, with some exceptions, from being used as a pledge for future liens (a “negative pledge”). As of December 29, 2006, our Moody's and Standard and Poor's credit ratings were "Ba1" and BB+, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our Credit Facility contains financial covenants. We are required to maintain: (a) a maximum ratio of total funded debt to total capital of 40% or less and (b) a minimum interest coverage ratio of not less than 3 to 1. The interest coverage ratio is calculated by dividing consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in our Credit Facility agreement, by consolidated cash interest expense.

The Credit Facility also contains customary events of default and customary affirmative and negative covenants, some of which are dependent upon our credit ratings and include, but are not limited to, limitations on mergers, consolidations, acquisitions, asset sales, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, capital leases, negative pledges, sale-leaseback transactions, indebtedness, contingent obligations and investments, and restrictions against dividend payments.

As of December 29, 2006, we were in compliance with all the covenants of the Credit Facility.

Our revolving line of credit information was summarized as follows:

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(in millions, except percentages)
Effective average interest rates paid on the revolving line of credit	7.6%	6.3%	5.9%	5.7%
Average daily revolving line of credit balances	$0.4	$2.4	$1.6	$22.7
Maximum amounts outstanding at any one point	$21.8	$22.8	$18.0	$74.6

Other Indebtedness

11½% Senior Notes (“11½% notes”). On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% Notes. As of December 30, 2005, we had $2.8 million of 11½% Notes outstanding.

Notes payable, foreign credit lines and other indebtedness. As of December 29, 2006 and December 30, 2005, we had outstanding amounts of $7.9 million and $9.6 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of the notes were approximately 6.1% and 5.6% as of December 29, 2006 and December 30, 2005, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and letters of credit. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. As of December 30, 2005, we had $10.0 million in lines of credit available under these facilities, with no amounts outstanding. The interest rates were 6.2% and 6.6% as of December 29, 2006 and December 30, 2005, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Maturities

As of December 29, 2006, the amounts of our long-term debt outstanding (excluding capital leases; see Note 6,“Obligations Under Leases”) that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	6,351
Second year	4,745
Third year	18,900
Fourth year	36,028
Fifth year	55,790
Thereafter	112
$121,926

Costs Incurred for Extinguishment of Debt

The write-off of the prepaid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the indirect, general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income. We incurred the following costs to extinguish our old senior credit facility (“Old Credit Facility”), 6½% convertible subordinated debentures (“6½% debentures”), 11½% notes, and 12¼% senior subordinated notes (“12¼% notes”) due 2009 during years ended December 29, 2006, December 30, 2005, and October 29, 2004. During the two months ended December 31, 2004, we did not extinguish any debt.

	Year Ended December 29, 2006
	Old Credit Facility	6 ½% Debentures	11½% Notes	12¼% Notes	Total
	(in thousands)
Write-off of debt issuance costs and discounts	$—	$—	$—	$—	$—
Tender/Call premiums and expenses	—	—	162	—	162
Total	$—	$—	$162	$—	$162

	Year Ended December 30, 2005
	Old Credit Facility	6 ½% Debentures	11½% Notes	12¼% Notes	Total
	(in thousands)
Write-off of debt issuance costs and discounts	$6,012	$16	$7,528	$149	$13,705
Call premiums	—	—	18,813	613	19,426
Total	$6,012	$16	$26,341	$762	$33,131

	Year Ended October 31, 2004
	Old Credit Facility	6 ½% Debentures	11½% Notes	12¼% Notes	Total
	(in thousands)
Write-off of debt issuance costs and discounts	$—	$—	$5,191	$3,286	$8,477
Call premiums	—	—	8,050	11,638	19,688
Total	$—	$—	$13,241	$14,924	$28,165

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 6.  OBLIGATIONS UNDER LEASES

Total rental expense included in operations for operating leases for the years ended December 29, 2006, December 30, 2005, and October 31, 2004, totaled $103.9 million, $96.1 million and $91.9 million, respectively. For the two months ended December 31, 2004, total rental expense included in our Consolidated Statements of Operations and Comprehensive Income for operating leases was $16.5 million. Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2011. Obligations under operating leases include office and other equipment rentals. Obligations under capital leases include leases on vehicles, office equipment and other equipment.

Obligations under non-cancelable lease agreements were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2007	$15,361	$95,589
2008	13,876	84,649
2009	11,355	72,740
2010	7,887	63,652
2011	3,555	42,741
Thereafter	645	85,167
Total minimum lease payments	52,679	$444,538
Less: amounts representing interest	5,991
Present value of net minimum lease payments	$46,688

NOTE 7.  SEGMENT AND RELATED INFORMATION

We operate our business through two segments: the URS Division and the EG&G Division. Our URS Division provides a comprehensive range of professional planning and design, program management, construction management, and operations and maintenance services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and internationally. Our EG&G Division provides planning, systems engineering and technical assistance, operations and maintenance, and program management services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security.

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

The following table presents summarized financial information of our reportable segments. “Eliminations” in the following tables include elimination of inter-segment sales and investments in subsidiaries. The segment balance sheet information presented below is included only for informational purposes. We do not allocate resources or measure performance based upon the balance sheet amounts of individual segments. Our long-lived assets primarily consist of our property and equipment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 29, 2006
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$908,038	$145,732	$1,229,156
EG&G Division	274,661	13,173	306,336
	1,182,699	158,905	1,535,492
Corporate	—	4,237	1,699,534
Eliminations	—	—	(653,997)
Total	$1,182,699	$163,142	$2,581,029

	December 30, 2005
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$801,440	$132,983	$1,084,127
EG&G Division	298,550	8,491	320,616
	1,099,990	141,474	1,404,743
Corporate	—	4,996	1,687,184
Eliminations	—	—	(622,479)
Total	$1,099,990	$146,470	$2,469,448

	December 31, 2004
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$728,850	$132,277	$941,476
EG&G Division	212,802	7,254	230,573
	941,652	139,531	1,172,049
Corporate	—	3,376	1,725,099
Eliminations	—	—	(589,400)
Total	$941,652	$142,907	$2,307,748

	For the Fiscal Year Ended December 29, 2006
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$2,792,420	$12,261	$2,804,681
EG&G Division	1,447,730	3,193	1,450,923
Eliminations	—	(15,454)	(15,454)
	4,240,150	—	4,240,150
Corporate	—	—	—
Total	$4,240,150	$—	$4,240,150

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
	For the Fiscal Year Ended December 30, 2005
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$2,549,756	$6,944	$2,556,700
EG&G Division	1,367,809	1,139	1,368,948
Eliminations	—	(8,083)	(8,083)
Total	$3,917,565	$—	$3,917,565

	For the Two Months Ended December 31, 2004
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$370,285	$—	$370,285
EG&G Division	196,712	292	197,004
Eliminations	—	(292)	(292)
Total	$566,997	$—	$566,997

	For the Fiscal Year Ended October 31, 2004
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$2,255,188	$—	$2,255,188
EG&G Division	1,126,775	2,997	1,129,772
Eliminations	—	(2,997)	(2,997)
Total	$3,381,963	$—	$3,381,963

We define segment contribution as total segment operating income (which is net income before income taxes and interest expense) before allocation of various segment expenses, including stock compensation expenses.

	For the Fiscal Year Ended December 29, 2006
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$191,633	$32,933
EG&G Division	71,401	4,071
Eliminations	(966)	—
	262,068	37,004
Corporate (1)	(43,279)	976
Total	$218,789	$37,980

Segment contribution for prior years included an immaterial amount of stock compensation expenses; therefore, segment contribution in prior years approximated operating income. As a result of the adoption of SFAS 123(R) at the beginning of fiscal year 2006, we recorded stock compensation as a corporate expense for the fiscal year ended December 29, 2006. A reconciliation of segment contribution to segment operating income for the fiscal year ended December 29, 2006 is as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Fiscal Year Ended December 29, 2006
	URS Division	EG&G Division	Corporate	Elimination	Consolidated
	(In thousands)
Contribution	$203,500	$75,148	$(58,893)	$(966)	$218,789
Unallocated SFAS 123(R) expenses	(10,821)	(2,225)	13,046	—	—
Other miscellaneous unallocated expenses	(1,046)	(1,522)	2,568	—	—
Operating income (loss)	$191,633	$71,401	$(43,279)	$(966)	$218,789

	For the Fiscal Year Ended December 30, 2005
	Contribution / Operating Income	Depreciation and Amortization
	(In thousands)
URS Division	$194,161	$32,354
EG&G Division	63,459	5,013
Eliminations	(507)	—
	257,113	37,367
Corporate (1)	(82,691)	1,181
Total	$174,422	$38,548

	For the Two Months Ended December 31, 2004
	Contribution / Operating Income	Depreciation and Amortization
	(In thousands)
URS Division	$5,565	$5,593
EG&G Division	8,059	1,218
Eliminations	—	—
	13,624	6,811
Corporate	(4,554)	98
Total	$9,070	$6,909

	For the Fiscal Year Ended October 31, 2004
	Contribution / Operating Income	Depreciation and Amortization
	(In thousands)
URS Division	$168,160	$35,597
EG&G Division	54,914	5,403
Eliminations	—	—
	223,074	41,000
Corporate (1)	(61,089)	407
Total	$161,985	$41,407

(1)  We included charges, in indirect, general and administrative expenses, of $0.2 million, $33.1 million and $28.2 million for costs incurred to extinguish our debt during the years ended December 29, 2006, December 30, 2005, and October 31, 2004, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic areas

We provide services in many parts of the world. Some of our services are provided to companies in other countries, but are served by our offices located in the United States. Generally, revenues related to such services are classified within the geographic area where the services are performed, rather than where the client is located. Our revenues and net property and equipment at cost by geographic area are shown below.

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In thousands)
Revenues
United States	$3,845,558	$3,553,901	$514,325	$3,073,517
International	404,294	377,928	53,403	314,453
Eliminations	(9,702)	(14,264)	(731)	(6,007)
Total revenues	$4,240,150	$3,917,565	$566,997	$3,381,963

No individual foreign country contributed more than 10% of our consolidated revenues for the fiscal year ended December 29, 2006, the fiscal year ended December 30, 2005, the two months ended December 31, 2004, and the fiscal year ended October 31, 2004.

	December 29, 2006	December 30, 2005
	(In thousands)
Property and equipment at cost, net
United States	$142,709	$129,182
International	20,433	17,288
Total Property and equipment at cost, net	$163,142	$146,470

Major Customers

We have multiple contracts with the U.S. Army, which collectively contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

For purposes of analyzing disclosures of revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer, which contributed approximately 45% of our consolidated revenues. The different federal agencies manage separate budgets. As such, a budget cut in one federal agency does not affect the revenues we earn from another federal agency. In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
	URS Division	EG&G Division	Total
		(In millions)
Year ended December 29, 2006
The U.S. Army (1)	$107.8	$735.2	$843.0

Year ended December 30, 2005
The U.S. Army (1)	$109.2	$682.2	$791.4

Two months ended December 31, 2004
The U.S. Army (1)	$17.1	$91.2	$108.3

Year ended October 31, 2004
The U.S. Army (1)	$96.0	$490.7	$586.7

(1)	The U.S. Army includes U.S. Army Corps of Engineers

NOTE 8.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations. We are also involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. We are including information regarding the following proceedings in particular:

•      Saudi Arabia: One of our subsidiaries, LSI provided aircraft maintenance support services on F-5 aircraft under contracts (the “F-5 Contract”) with a Saudi Arabian government ministry (the “Ministry”). LSI’s operational performance under the F-5 Contract was completed in November 2000 and the Ministry has yet to pay a $12.2 million account receivable owed to LSI. The following legal proceedings ensued:

Two Saudi Arabian landlords have pursued claims over disputed rents in Saudi Arabia. The Saudi Arabian landlord of the Al Bilad complex received a judgment in Saudi Arabia against LSI for $7.9 million. Another landlord has obtained a judgment in Saudi Arabia against LSI for $1.2 million and LSI successfully appealed this decision in June 2005 in Saudi Arabia, which was remanded for future proceedings. We continue to review our legal position and strategy regarding these judgments.

LSI is involved in a dispute relating to a tax assessment issued by the Saudi Arabian taxing authority (“Zakat”) against LSI of approximately $5.1 million for the years 1999 through 2002. LSI disagreed with the Zakat assessment and on June 6, 2006, the Zakat and Tax Preliminary Appeal Committee ruled partially in favor of LSI by reducing the tax assessment to approximately $2.2 million. LSI has appealed the decision of the Zakat and Tax Preliminary Appeal Committee in an effort to eliminate or further reduce the assessment, and, as a part of that appeal, posted a bond in the full amount of the remaining tax assessment. LSI will continue to vigorously defend this matter.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Since the July 2004 ruling, numerous other legal actions have been initiated. On January 20, 2006, Radian initiated a new ICC arbitration proceeding against Solidere alleging, in part, that Solidere's lack of cooperation prevented Radian from complying with the July 2004 ruling. In response to Radian’s January 20, 2006 filing, Solidere terminated Radian's contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation (DE), the indirect parent of Radian, claiming that URS Corporation (DE) is responsible for Radian’s liabilities since both entities operated as a single economic enterprise. Solidere’s February 13, 2006 filing seeks to recover the costs to remediate the Normandy Site, damages resulting from delays in project completion, and past and future legal costs. On February 20, 2006, Radian amended its January 20, 2006 filing to include Solidere's unwarranted termination of Radian's contract.

On June 30, 2006, URS Corporation (DE) filed a separate complaint in the United States District Court for the District of Delaware seeking to enjoin Solidere’s attempt to include URS Corporation (DE) as a party in the arbitration before the ICC because Radian is maintained as a distinct legal entity separate from URS Corporation (DE) and therefore URS Corporation (DE) is not responsible for any of Radian’s liabilities.

On June 28, 2006, Mouawad - Edde SARL, filed a request for arbitration (to which we responded to) with the ICC against Radian and URS Corporation seeking to recover $22 million for its alleged additional costs. Mouawad - Edde SARL alleges that it is entitled to a sizable increase in the value of its subcontract for additional work it claims to have performed on the Normandy Project.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

In December 2006, Zurich Insurance Company (“Zurich”), as successor in interest to Alpina, American International Specialty Lines Insurance Company (“AISLIC”), Radian, and URS Corporation, finalized a settlement agreement in which Zurich and AISLIC agreed to substantially fund the defense of some of the claims filed by Solidere in the ICC arbitration.

As of December 29, 2006, Solidere had withheld project payments owed to Radian amounting to $10.1 million. We have recorded this amount as accounts receivable and retainage. In addition, we recorded $5.6 million in consolidated costs and accrued earnings in excess of billings on contracts in process and $1.2 million in consolidated other assets.

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

In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million. Sufficient information is not currently available to assess liabilities associated with the remediation. In April 2006, the Authority's Builder's Risk insurance carrier, Westchester Surplus Lines Insurance Company ("Westchester"), filed a subrogation action against URS Corporation Southern in the Thirteenth Judicial Circuit of Florida for $2.9 million that Westchester has paid to the Authority and for any future amounts paid by Westchester for claims which the Authority has submitted for losses caused by the subsidence of the pier. URS Corporation Southern removed Westchester's lawsuit to United States District Court for the Middle District of Florida and also filed multiple counterclaims against Westchester for insurance coverage under the Westchester policy.

One of URS Southern’s and URS Holdings’ excess insurance carriers, Arch Specialty Insurance Company (“Arch”), which was responsible for $15 million in excess coverage, has informed URS Southern and URS Holdings that they believe the initial notice of claim provided by our insurance broker was untimely under the Arch excess policies. URS Southern and URS Holdings reject Arch's position .

URS Southern and URS Holdings will continue to vigorously defend this matter.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•      Rocky Mountain Arsenal: In January of 2002, URS Group, Inc., a wholly-owned subsidiary of URS Corporation, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado. URS Group, Inc. believes that contractual misrepresentations resulted in contract cost overruns in excess of $10.0 million, of which $4.4 million is included in our costs and accrued earnings in excess of billings on contracts in process. In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. (“Tetra”), in District Court for the County of Denver in the State of Colorado. In June 2006, a $1.1 million judgment was issued by the District Court against Tetra on the matter. However, URS Group, Inc. believes that the recent judgment, even though issued in its favor, did not adequately address the underlying merits of URS Group Inc.’s claims and therefore, URS Group, Inc. appealed the recent judgment to the Colorado Court of Appeals in June 2006. URS Group, Inc. intends to continue to vigorously attempt to collect the contract cost overruns of $10.0 million.

Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies each include a self-insured claim retention amount of $10.0 million each. Parties may seek damages that substantially exceed our insurance coverage.

Excess insurance policies above our primary policy limits provide for coverages on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. While we intend to maintain these policies, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Although the outcome of our contingencies cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that the resolution of the matters described above and any of our contingencies described above, individually or collectively, are likely to materially exceed established loss accrual, or otherwise be material to our consolidated financial position. However, the resolution of outstanding contingencies is subject to inherent uncertainty and it is reasonably possible that such resolution could have an adverse effect on us.

As of December 29, 2006, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $9.5 million at December 29, 2006.

During the year, we replaced letters of credit used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries with a guarantee. As of December 29, 2006, the amount of the guarantee was $9.7 million.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

NOTE 9.  STOCKHOLDERS’ EQUITY

Stock-based Compensation

On October 12, 1999, our stockholders approved the 1999 Equity Incentive Plan (“1999 Plan”). An aggregate of 1.5 million shares of common stock initially were reserved for issuance under the 1999 Plan, and the 1999 Plan provides for an automatic reload of shares every July 1 through 2009 equal to the lesser of 5% of the outstanding common stock or 1.5 million shares. On March 26, 1991, our stockholders approved the 1991 Stock Incentive Plan (“1991 Plan”). The 1991 Plan provided for the grant of up to 3.3 million restricted shares, stock units and options. When the 1999 Plan was approved, the remaining shares available for grant under the 1991 Plan were added to the 1999 Plan (collectively, “the Stock Incentive Plans”). The 1991 Plan is currently inactive, but there are still shares outstanding under the Plan.

As of December 29, 2006, we had reserved approximately 11.1 million shares and had issued options and restricted stock awards and units in the aggregate amount of approximately 8.0 million shares under the 1999 Plan.

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Accordingly, results of prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). Upon adoption of SFAS 123(R), we recorded stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005 based on the fair value at the grant date in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” In addition, we recorded compensation expense for the share-based payment awards granted between December 31, 2005 and September 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We used the Black-Scholes option pricing model to measure the estimated fair value of stock-based option awards issued under our Stock Incentive Plans and our Employee Stock Purchase Plan (“ESPP”). Prior to the adoption of SFAS 123(R), we recorded stock-based compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees;” (“APB 25”) accordingly, no stock option expense was recognized in indirect, general, and administrative (“IG&A”) as the exercise price was the closing market value of the common stock on the day before the grant date. As a result, the recognition of stock-based compensation expense in fiscal year 2005 was limited to the expense attributed to restricted stock awards.

We recognize stock-based compensation expense, net of estimated forfeitures, over the service periods (generally vesting periods of three to four years), of the stock-based compensation awards on a straight-line basis in IG&A expenses of our Consolidated Statements of Operations and Comprehensive Income. Stock option awards expire in ten years from the date of grant. Stock options, restricted stock awards, and restricted stock units vest over service periods that range from three to four years. SFAS 123(R) requires the estimation of forfeitures at the time of grant and then re-measured at least annually in order to estimate the amount of share-based awards that will ultimately vest. We estimate the forfeiture rate based on our historical experience. We allocated our stock-based compensation expenses entirely to IG&A expenses because the proportional expenses that would have been allocated to direct costs are not material. No stock-based compensation expense related to our ESPP was recognized during the year ended December 29, 2006 because our ESPP qualifies as a non-compensatory plan under SFAS 123(R).

The following table presents our stock-based compensation expenses related to restricted stock awards and units, and the related income tax benefits recognized for the years ended December 29, 2006, December 30, 2005, and October 31, 2004 and the two months ended December 31, 2004.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years Ended
	December 29, 2006	December 30, 2005	Two Months Ended December 31, 2004	Year Ended October 31, 2004
	(in millions)
Stock-based compensation expenses:
Restricted stock awards and units	$11.8	$6.1	$1.1	$4.4
Stock options	6.6	—	—	—
Stock-based compensation expenses	$18.4	$6.1	$1.1	$4.4
Total income tax benefits recognized in our net income related to stock-based compensation expenses	$6.9	$2.4	$0.5	$2.6

The following table presents the reduction in our income before income taxes, net income, and basic and diluted earnings per share as a result of adopting SFAS 123(R).

Year Ended December 29, 2006
(In millions, except per share data)
Income before income taxes	$6.6
Net income	$3.8
Basic earnings per share	$.07
Diluted earnings per share	$.07

Prior to the adoption of SFAS 123(R), we presented the tax benefits from exercises and vesting of stock-based compensation awards in operating cash flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation expense recognized for these stock-based compensation awards are classified as a financing cash inflow and as an operating cash outflow. Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the years ended December 29, 2006, December 30, 2005, and October 31, 2004 and the two months ended December 31, 2004 are summarized below.

	Year Ended December 29, 2006	Year Ended December 30, 2005	Two Months Ended December 31, 2004	Year Ended October 31, 2004
	(In millions)
Proceeds from employee options exercises and purchases by employees under ESPP	$24.0	$38.9	$5.2	$26.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For the years ended December 29, 2006, December 30, 2005, and October 31, 2004, employees purchased 381,113 shares, 549,967 shares and 637,570 shares under our ESPP, respectively. There were no ESPP shares recorded during the two months ended December 31, 2004.

Restricted Stock Awards and Units

In light of the impact associated with the adoption of SFAS 123(R), since its adoption, we have issued only restricted stock awards and units, rather than stock options, to selected employees in order to minimize the volatility of our stock-based compensation expense. Restricted stock awards and units generally vest over service periods that range from three to four years. During fiscal year 2006, we also awarded restricted stock awards and units with both a service vesting condition and a performance vesting condition. The performance vesting condition was determined based on the achievement of annual financial targets established at the beginning of the fiscal year.

We continue to record compensation expense related to restricted stock awards and units over the applicable vesting periods as required previously under APB 25 and now under SFAS 123(R). Such compensation expense was measured at the fair market value of the restricted stock awards and units at the grant date. As of December 29, 2006, we had unrecognized stock-based compensation expense of $45.1 million related to nonvested restricted stock awards and units. This expense is expected to be recognized over a weighted-average period of 2.83 years. The total fair values of shares vested and the grant date fair values of restricted stock awards and units granted during the years ended December 29, 2006 and December 30, 2005 are summarized below:

	December 29, 2006	December 30, 2005
	(In millions)
Fair values of shares vested	$8.1	$10.9
Grant date fair values of restricted stock awards and units	$45.1	$13.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status and changes of our nonvested restricted stock awards and units, according to their contractual terms, as of December 29, 2006 and during the year ended December 29, 2006 are presented below:

	Twelve Months Ended December 29, 2006
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 30, 2005	519,818	$33.96
Granted	1,037,018	$43.49
Vested	(187,636)	$31.33
Forfeited	(27,182)	$34.49
Nonvested at December 29, 2006	1,342,018	$41.68

Stock Incentive Plans

Stock options expire in ten years from the date of grant and vest over service periods that range from three to five years.

No stock options were granted during the year ended December 29, 2006. A summary of the status and changes of the stock options under our Stock Incentive Plans, according to the contractual terms, as of December 29, 2006 and for the year ended December 29, 2006 are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2005	3,076,128	$22.18
Exercised	(635,380)	$20.53
Forfeited	(72,440)	$23.68
Outstanding at December 29, 2006	2,368,308	$22.56	5.87	$48,039
Vested and expected to vest at December 29, 2006	2,349,086	$22.50	5.87	$47,963
Options exercisable at end of period	2,035,583	$21.94	5.59	$42,455
Weighted-average fair value of
options granted during the period	—	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $42.85 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. A summary of the status and changes of our nonvested stock options, according to the contractual terms, as of December 29, 2006 and during the year ended December 29, 2006 are presented below:

	Twelve Months Ended December 29, 2006
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 30, 2005	1,075,855	$12.67
Vested	(670,690)	$12.10
Forfeited	(72,440)	$12.68
Nonvested at December 29, 2006	332,725	$14.38

For the fiscal year ended December 29, 2006, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $14.4 million. As of December 29, 2006, we had unrecognized stock-based compensation expense of $8.8 million related to nonvested stock option awards. This expense is expected to be recognized over a weighted-average period of 0.58 years. The total fair value of shares vested during the year ended December 29, 2006 was $8.1 million.

The following table summarizes information about stock options outstanding at December 29, 2006, under our Stock Incentive Plans:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.18 - $13.56	114,135	5.9	$12.98	114,135	$12.98
$13.57 - $16.95	140,924	3.0	$15.28	140,924	$15.28
$16.96 - $20.34	243,692	5.2	$18.44	243,692	$18.44
$20.35 - $23.73	710,386	5.0	$22.03	710,386	$22.03
$23.74 - $27.12	1,092,573	6.8	$25.31	789,430	$25.06
$27.13 - $30.51	50,000	8.0	$29.31	25,000	$29.24
$30.52 - $33.85	12,598	5.6	$31.85	11,016	$32.01
$33.86 - $37.61	4,000	8.5	$34.75	1,000	$34.00
	2,368,308	5.9	$22.56	2,035,583	$21.94

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)

For periods presented prior to the adoption of SFAS 123(R), we are required to disclose the pro forma results as if we had applied the fair value recognition provisions of SFAS 123. In prior periods, we used the Black-Scholes option pricing model to measure the estimated fair value of stock options and the ESPP and accounted for forfeitures as they occurred. During the year ended December 29, 2006, we did not grant stock options. We used the following assumptions to estimate stock option and ESPP compensation expense using the fair value method of accounting:

	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2005	2004	2004

Stock Incentive Plans
Risk-free interest rates	4.00%-4.38%	4.2%-4.38%	3.80%-4.53%
Expected life	5.52 years	6.89 years	7.23 years
Volatility	44.14%	45.47%	45.80%
Expected dividends	None	None	None

Employee Stock Purchase Plans
Risk-free interest rates	2.59%-3.53%	1.64%	0.96%-1.02%
Expected life	0.5 years	0.5 years	0.5 years
Volatility (1)	23.33%-27.24%	28.84%	34.31%-58.09%
Expected dividends	None	None	None

(1)
Employees can participate in our ESPP semi-annually. As a result, there are two separate computations of the fair value of stock compensation expense during the years ended December 30, 2005, the two-month period ended December 31, 2004, and the year ended October 31, 2004.

If the compensation cost for awards under the Stock Incentive Plans and the ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2005	2004	2004
	(In thousands, except per share data)
Numerator — Basic
Net income:
As reported	$82,475	$1,163	$61,704
Add: Total stock-based compensation expense as reported, net of tax	3,736	540	2,643
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	12,318	1,888	11,922
Pro forma net income (loss)	$73,893	$(185)	$52,425

Denominator — Basic
Weighted-average common stock shares outstanding	46,742	43,643	39,123
Basic earnings per share:
As reported	$1.76	$.03	$1.58
Pro forma	$1.58	$.00	$1.34

Numerator — Diluted
Net income:
As reported	$82,475	$1,163	$61,704
Add: Total stock-based compensation expense as reported, net of tax	3,736	540	2,643
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	12,318	1,888	11,922
Pro forma net income (loss)	$73,893	$(185)	$52,425
Denominator — Diluted
Weighted-average common stock shares outstanding	47,826	45,313	40,354
Diluted earnings per share:
As reported	$1.72	$.03	$1.53
Pro forma	$1.55	$.00	$1.30

NOTE 10.  EMPLOYEE RETIREMENT AND POST-RETIREMENT MEDICAL PLANS

Effective January 1, 2005, we have a single domestic defined contribution retirement plan, the URS Corporation 401(k) Plan (“401(k) Plan”). This 401(k) Plan covers all full-time employees who are at least 18 years of age. Employer contributions to this 401(k) Plan or its predecessor plans are made at the discretion of the Board of Directors. We made contributions of $21.2 million, $15.9 million, and $13.0 million to the 401(k) Plan or its predecessor plans during the years ended December 29, 2006, December 31, 2005 and October 31, 2004, respectively. For the two months ended December 31, 2004, we did not make any contributions to the predecessor plans.

Some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees. We made contributions in the amounts of approximately $6.7 million, $6.0 million and $4.4 million for the fiscal years ended December 29, 2006, December 30, 2005 and October 31, 2004, respectively. For the two months ended December 31, 2004, we made contributions of $0.9 million to the contributory trustee retirement plans.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 29, 2006, we adopted the recognition provisions of SFAS 158, which requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for a defined benefit plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, the changes in a defined benefit plan’s funded status that are not recognized as components of net periodic benefit cost. The following table summarizes the incremental effect of the adoption of SFAS 158 on our consolidated financial statements as of December 29, 2006.

Incremental Effect of Applying SFAS 158

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(in thousands)
Liabilities:
Current portion of accrued pension liability included in accrued expenses and other	$1,027	$—	$1,027
Accrued pension liability included in other long-term liabilities	64,609	7,082	71,691
Deferred tax liabilities	20,532	(2,725)	17,808
Stockholders’ equity:
Accumulated other comprehensive income (loss)	719	(4,357)	(3,638)

Executive Plan

During December 2006, we entered into a new employment agreement with our Chief Executive Officer (”CEO”), which included an amended and restated Supplemental Executive Retirement Agreement (the “Executive Plan”) to provide the CEO with an annual lifetime retirement benefit and other benefits. Benefits are based on the CEO's final average annual compensation and his age at the time of his employment termination. “Final average compensation” means the sum of the CEO's base salary plus target bonus established for him under our incentive compensation program during a consecutive 36-month period in his final 60 months of employment in which the average was the highest, but, solely for purposes of the calculations, the base salary shall not be higher than $950,000 nor shall the target bonus be higher than 120% of the base salary.

As there is no funding requirement for the Executive Plan, the benefit payable is “unfunded,” as that term is used in the Employee Retirement Income Securities Act (“ERISA”). However, we are obligated to fund the benefit payable into a rabbi trust upon receiving a 15-day notice, his death or the termination of his employment for any reason. As of December 29, 2006 and December 30, 2005, there were no plan assets under the Executive Plan. We measure pension costs according to actuarial valuations using the projected unit credit method, which incorporates a projected salary increase in the actuarial present value of future retirement benefits. This method is used to determine pension cost for financial accounting purposes.

The discount rate for the Executive Plan was derived using the bond model of the EG&G Division’s defined benefit pension plan (“EG&G Pension Plan”) and was adjusted for the benefit duration of two years for the Exectuive Plan. The Citigroup Pension Discount Spot Rate Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date. The yield differential was applied to the bond model rate of the EG&G Pension Plan to derive the discount rate.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our estimates of benefit obligations and assumptions used to measure those obligations for the Executive Plan as of December 29, 2006 and December 30, 2005, were as follows:

	December 29, 2006	December 30, 2005
	(In thousands, except percentages)
Change in projected benefit obligation (PBO):
PBO at beginning of the year	$11,179	$10,456
Service cost	2,171	—
Interest cost	652	523
Actuarial (gain) loss	(2,480)	200
PBO at the end of the year	$11,522	$11,179

Funded status reconciliation:
Projected benefit obligation	$11,522	$11,179
Unrecognized actuarial loss	—	(1,210)
Net amount recognized	$11,522	$9,969

Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$11,522	$11,179
Accumulated other comprehensive income	—	(1,210)
Net amount recognized	$11,522	$9,969

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$1,605	$200
Accumulated benefit obligation	$11,522	$11,179

	December 29, 2006	December 30, 2005
Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.3%	5.0%
Rate of compensation increase	—%	5.0%
Expected long-term rate of return on plan assets	N/A	N/A
Measurement dates	12/29/2006	12/30/2005

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of net periodic pension costs for the years ended December 29, 2006 and December 30, 2005, two months ended December 31, 2004, and the year ended October 31, 2004 were as follows:

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In thousands)
Service cost	$2,171	$—	$—	$911
Interest cost	652	523	86	435
Prior service cost	108	—	—	—
Recognized actuarial loss	49	—	—	—
Net periodic pension cost	$2,980	$523	$86	$1,346

Weighted-average assumptions used to determine net periodic pension cost at year-end:
Discount rate	5.0%	5.0%	5.0%	5.0%
Rate of compensation increase	5.0%	5.0%	5.0%	5.0%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A
Measurement dates	12/30/2005	12/31/2004	10/31/2004	10/31/2003
As of December 29, 2006, we did not expect to have any estimated net gain (loss) in accumulated other comprehensive income, that will be recognized as components of net periodic benefit cost over the next fiscal year. In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For fiscal years ending December 31,	Estimated future benefit payments
(in thousands)
2007	$—
2008	—
2009	14,839
2010	—
2011	—
Next five fiscal years thereafter	—
$14,839

Radian SERP and SCA

The URS Division maintains two non-qualified defined benefit plans, a supplemental executive retirement plan and a salary continuation agreement (the “Radian SERP and SCA”), which were acquired as part of the Dames & Moore Group, Inc. acquisition in 1999. These benefit plans cover a selected group of URS Division’s employees and former employees who will continue to be eligible to participate in these benefit plans. Their purpose is to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Radian SERP and SCA provide benefits based on fixed amounts of historical compensation and therefore, increases in compensation do not need to be considered in our calculation of the projected benefit obligation or periodic pension cost related to these plans. As there is no funding requirement for the Radian SERP and SCA, the benefit payable is “unfunded,” as that term is used in ERISA. As of December 29, 2006 and December 30, 2005, there were no plan assets under the Radian SERP and SCA as these plans are unfunded. However, at December 29, 2006 and 2005, we had designated and deposited $0.8 million and $1.5 million, respectively, in a grantor trust account for the Radian SERP. Such trust does not cause the plan to cease to be “unfunded” for ERISA purposes, because the assets of the trust may be reached by creditors in the event of insolvency or bankruptcy of the plan sponsor. The decrease in our designated deposit balance from December 30, 2005 to December 29, 2006 was due to benefit payments made during fiscal 2006. The URS Division also has a post-retirement benefit program that provides medical insurance benefits to participants upon meeting minimum age and years of service requirements. This post-retirement benefit program is also unfunded and the historical costs, accumulated benefit obligation and projected benefit obligation for this post-retirement benefit program are not significant. We measure pension costs according to actuarial valuations and the projected unit credit method is used to determine pension cost for financial accounting purposes.

The discount rate for the Radian SERP and SCA was derived using the bond model of EG&G Pension Plan and was adjusted for the benefit duration of nine and five years for the Radian SERP and SCA, respectively. The Citigroup Pension Discount Spot Rate Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date. The yield differential was applied to the bond model rate of the EG&G Pension Plan to derive the discount rate.

Our estimates of benefit obligations and assumptions used to measure those obligations for the Radian SERP and SCA as of December 29, 2006 and December 30, 2005 were as follows:

	December 29, 2006	December 30, 2005
	(In thousands, except percentages)
Change in PBO:
PBO at the beginning of the year	$11,561	$11,063
Service cost	2	2
Interest cost	627	582
Actuarial (gain) loss	(9)	889
Benefits paid	(989)	(975)
PBO at the end of the year	$11,192	$11,561

Change in plan assets:
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	989	975
Benefits paid	(989)	(975)
Fair value of the plan assets at the end of the year	$—	$—

Funded status reconciliation:
Projected benefit obligation	$11,192	$11,561
Unrecognized actuarial loss	—	(1,879)
Net amount recognized	$11,192	$9,682

Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$11,192	$11,707
Accumulated other comprehensive loss	(1,801)	(2,025)
Net amount recognized	$9,391	$9,682

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
	December 29, 2006	December 30, 2005
	(In thousands, execpt percentages)

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$225	$804
Accumulated benefit obligation	$11,192	$11,561

Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.80%	5.70%
Rate of compensation increase	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A
Mortality	RP 2000	RP 2000
Measurement date	12/29/2006	12/30/2005

    Components of net periodic pension costs for the years ended December 29, 2006 and December 30, 2005, two months ended December 31, 2004, and the year ended October 31, 2004 were as follows:

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In thousands, except percentages)
Service cost	$2	$2	$—	$2
Interest cost	627	582	104	710
Recognized actuarial loss	69	69	9	14
Net periodic pension cost	$698	$653	$113	$726

Weighted-average assumptions to determine net periodic pension cost for years ended:
Discount rate	5.70%	5.70%	5.50%	6.25%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A
Mortality	RP 2000	RP 2000	GAM 1983	GAM 1983
Measurement date	12/30/2005	12/31/2004	10/31/2004	10/31/2003

As of December 29, 2006, the estimated portions of the net loss and the prior service cost (credit) in accumulated other comprehensive income, that will be recognized as components of net periodic benefit cost over the next fiscal year, were $67 thousand and $0, respectively. In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For fiscal years ending December 31,	Estimated future benefit payments
(in thousands)
2007	$1,027
2008	1,027
2009	1,023
2010	1,008
2011	974
Next five fiscal years thereafter	4,344
$9,403

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Final Salary Pension Fund

As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Plan in the United Kingdom (“Final Salary Pension Fund”). The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses. We determined the funding costs of the Final Salary Pension Fund using the most recent April 2004 triennial actuarial valuation. The projected unit credit method is used to determine our pension cost for financial accounting purpose. On December 21, 2006, we made a decision pursuant to a formal curtailment plan to eliminate the accrual of defined benefits for all future benefits under the Final Salary Pension Fund. Future funding requirements will be determined by the next triennial actuarial valuation.

The discount rate for the Final Salary Pension Fund was derived based on the Barclays Captial AA Corporate Bond Index with considerations of the currency and term of the Final Salary Pension Plan.

Our estimates of benefit obligations and assumptions used to measure those obligations for the Final Salary Pension Fund at December 29, 2006 were as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 29, 2006
(In thousands, except percentages)
Change in PBO:
PBO at the beginning of the year	$18,957
Service cost	975
Interest cost	975
Participant contributions	110
Curtailment gain (1)	(1,290)
Actuarial loss	1,937
Benefit paid	(41)
PBO at the end of the year	$21,623

Change in plan assets:
Fair value of the plan assets at the beginning of the year	$9,669
Employer contributions	472
Participant contributions	110
Actual return on plan assets	753
Benefits paid	(41)
Fair value of the plan assets at the end of the year	$10,963

Funded status reconciliation:
Projected benefit obligation	$10,659
Unrecognized actuarial loss	—
Net amount recognized	$10,659

Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$10,659
Accumulated other comprehensive loss	(5,135)
Net amount recognized	$5,524

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$147
Accumulated benefit obligation	$21,623

Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.00%
Rate of compensation increase	4.20%
Expected long-term rate of return on plan assets	4.50%
Mortality	PXA92
Measurement date	12/31/2006

(1)  Pursuant to a formal curtailment plan to eliminate the accrual of defined benefits for all future services, the Final Salary Pension Fund reflects a curtailment gain of $1.3 million, which decreased the projected benefit obligation and decreased the unrecognized actuarial net loss.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of net periodic pension costs for the years ended December 29, 2006 were as follows:

Year Ended December 29,
2006
(In thousands, except percentages)
Service cost	$910
Interest cost	910
Expected return on plan assets	(419)
Amortization of:
Net actuarial loss	183
Net pension cost	$1,584

Weighted-average assumptions to determine net periodic pension cost for years ended:
Discount rate	5.00%
Rate of compensation increase	3.80%
Expected long-term rate of return on plan assets (1)	4.50%
Mortality	PXA92
Measurement date	12/31/2005

(1) Our assumption used in determining the expected long-term rate of return on assets was based on the long term expectation for each asset class at the measurement date. The Final Salary Pension Fund assets are all invested in an insurance policy based on the estimated long-term expected rate of return on this contract. The expected long-term rate of return was 4.5%, net of expenses.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Final Salary Pension Fund asset allocations at December 29, 2006 by asset category were as follows:

December 29, 2006
Asset Category:
Equity securities (1)	28.3%
Properties	25.7%
Fixed-income securities	23.4%
Cash	22.6%
Total	100%

(1)  Equity securities do not include investment in our common shares at December 29, 2006, except for possible investments made indirectly through indexed mutual funds.

The allocation percentages are based on our investment strategy established for the Final Salary Pension Fund, which is designed to achieve a long term objective of return, while minimizing downside risk. Our investment strategy was reviewed in 2005 and the current target asset allocation is as follows:

Current target asset allocation
Equity securities	30%
Properties	25%
Fixed-income securities	35%
Cash	10%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 29, 2006, the estimated portions of the net loss and the transition obligation in accumulated other comprehensive income, that will be recognized as components of net periodic benefit cost over the next fiscal year, are $0.2 million and $0, respectively. In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For fiscal years ending December 31,	Estimated future benefit payments
(in thousands)
2007	$8
2008	12
2009	16
2010	22
2011	27
Next five fiscal years thereafter	470
$555

We made cash contributions of approximately $0.4 million during fiscal year 2006 and we currently expect to make approximately $0.5 million of cash contributions to the Final Salary Pension Fund for fiscal year 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
EG&G Pension Plan

The EG&G Division maintains the EG&G Pension Plan and Post-retirement Medical Plan (“EG&G Post-retirement Medical Plan”). These plans cover some of the EG&G Division’s hourly and salaried employees as well as the EG&G employees of a joint venture in which the EG&G Division participates. The EG&G Pension Plan provides retirement benefit payments for the life of participating retired employees. We measure our pension costs according to actuarial valuations and the projected unit credit method is used to determine pension costs for financial accounting purposes.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The discount rate for the EG&G pension plan was derived using a “bond model” prepared by our external actuary. The model assumes that we purchase bonds with a credit rating of AA or better by Moody’s at prices based on a current bond yield and bond quality. The annual cash flows from the bonds are used to cover the projected benefits under the pension plan. The model develops the yield on this portfolio of bonds as of the measurement date. Sixty years of projected benefit payments are examined. Any residual benefit payments are deemed to be immaterial to the results. If cash flows from the bond portfolio exceed the benefit payments in early years, the initial value of the portfolio is adjusted to reflect the present value of the excess cash flow. The weighted average of the bond yields is determined based upon the estimated retirement payments in order to derive the discount rate used in calculating the present value of the pension plan obligations. The discount rate derived is compared to the discount rates used by other publicly traded companies. The discount rate is deemed reasonable if it falls within the 25th to 75th percentile of all discount rates used.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our estimates of benefit obligations and assumptions used to measure those obligations for the EG&G pension plan at December 29, 2006 and December 30, 2005 were as follows:

	December 29, 2006	December 30, 2005
	(In thousands, except percentages)
Change in PBO:
PBO at beginning of year	$165,901	$151,490
Service cost	7,580	6,923
Interest cost	9,140	8,070
Benefits paid	(6,835)	(5,640)
Actuarial loss (gain)	(2,736)	5,058
Benefit obligation at end of year	$173,050	$165,901

Change in plan assets:
Fair value of plan assets at beginning of year	$123,671	$115,762
Actual return on plan assets	12,091	6,124
Employer contributions	6,767	7,425
Benefits paid and expenses	(6,835)	(5,640)
Fair value of plan assets at end of year	$135,694	$123,671

Under funded status reconciliation:
Under funded status	$37,356	$42,230
Unrecognized net prior service cost	—	14,510
Unrecognized net actuarial loss	—	(28,475)
Net amount recognized	$37,356	$28,265

Amounts recognized in our balance sheet consist of:
Accrued benefit liability included in other long-term liabilities	$37,356	$36,242
Accumulated other comprehensive loss	(10,626)	(7,977)
Net amount recognized	$26,730	$28,265

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$4,294	$7,977
Accumulated benefit obligation	$166,718	$159,914

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.90%	5.75%
Rate of compensation increase	4.50%	4.50%
Measurement date	12/29/2006	12/30/2005

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net periodic pension costs for the EG&G Pension Plan included the following components for the years ended December 29, 2006 and December 30, 2005, two months ended December 31, 2004, and the year ended October 31, 2004.

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In thousands, except for percentages)
Service cost	$7,580	$6,923	$1,025	$5,052
Interest cost	9,140	8,070	1,434	8,014
Expected return on assets	(10,396)	(9,176)	(1,516)	(8,480)
Amortization of prior service cost	(2,073)	(2,073)	(345)	(1,728)
Recognized actuarial loss	981	731	298	102
Net periodic cost	$5,232	$4,475	$896	$2,960

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.75%	5.75%	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets (1)	8.50%	8.50%	8.50%	8.50%
Measurement dates (2)	12/30/2005	12/31/2004	10/31/2004	10/31/2003, 12/31/2003

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

(2)	We remeasured our EG&G Pension Plan at December 31, 2003 due to the plan amendment included above.

The EG&G Pension Plan asset allocations at December 29, 2006 and December 30, 2005 by asset category were as follows:

	December 29, 2006	December 30, 2005
Asset Category:
Equity securities (1)	56.4%	55.6%
Fixed-income securities	43.6%	44.3%
Cash	—%	0.1%
Total	100%	100%

(1)	Equity securities do not include investment in our common shares at both December 29, 2006 and December 30, 2005, except for possible investments made indirectly through indexed mutual funds.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Current target asset allocation
Fixed-income securities	45%
Domestic Equity	45%
Non-U.S. Equity	10%

We made cash contributions of approximately $6.8 million during fiscal year 2006 and we expect to make cash contributions during fiscal year 2007 of approximately $8.0 million to the EG&G Pension Plan.

As of December 29, 2006, the estimated portions of the net loss and the prior service credit in accumulated other comprehensive income, that will be recognized as components of net periodic benefit cost over the next fiscal year, are $1 million and $2.1 million, respectively. In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For fiscal years ending December 31,	Estimated future benefit payments
(in thousands)
2007	$6,866
2008	7,337
2009	7,869
2010	8,430
2011	9,005
Next five fiscal years thereafter	52,955
$92,462

EG&G Post-retirement Medical Plan

The EG&G Post-retirement Medical Plan provides medical benefits to employees that meet eligibility requirements. All of these benefits may be subject to deductibles, co-payment provisions, and other limitations. Based on an analysis of the Medicare Act, FSP 106-2, and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees is not actuarially equivalent to Medicare Part D and therefore, our measures of the accumulated post-retirement benefit obligation and net periodic pension costs of our post-retirement plans do not reflect any amount associated with the subsidy. We measure our pension costs according to actuarial valuations and the projected unit credit method is used to determine pension costs for financial accounting purposes.

The discount rate for the EG&G Post-retirement Medical Plan was derived using the bond model of the EG&G Pension Plan as described above and was adjusted for the benefit duration of twelve years for the EG&G Post-retirement Medical Plan. The Citigroup Pension Discount Spot Rate Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date. The yield differential was applied to the bond model rate of the EG&G Pension Plan to derive the discount rate. Our estimates of benefit obligations and assumptions used to measure those obligations of the EG&G Post-retirement Medical Plan at December 29, 2006 and December 30, 2005 were as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 29, 2006	December 30, 2005
	(In thousands)
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$5,319	$4,846
Service cost	252	268
Interest cost	305	275
Benefits paid	(18)	(132)
Actuarial (gain) loss	(363)	62
Accumulated post-retirement benefit obligation at end of year	$5,495	$5,319

Change in plan assets:
Fair value of plan assets at beginning of year	$3,198	$3,071
Actual return on plan assets	308	145
Employer contributions	18	41
Participant contributions	299	—
Benefits paid and expensed	(317)	(59)
Fair value of plan assets at end of year	$3,506	$3,198

Funded status reconciliation:
Under funded status	$1,989	$2,121
Unrecognized net loss	—	(1,450)
Net amount recognized	$1,989	$671

Amounts recognized in our balance sheets consist of
Accrued post-retirement benefit liability included in other long-term liabilities	$1,989	$671
Net amount recognized	$1,989	$671

	December 29, 2006	December 30, 2005
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.90%	5.75%
Rate of compensation increase	N/A	N/A
Measurement date	12/29/2006	12/30/2005

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net periodic pension and other post-retirement benefit costs included the following components for the years ended December 29, 2006 and December 30, 2005, two months ended December 31, 2004, and the year ended October 31, 2004.

	Year Ended December 29,	Year Ended December 30,	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2004	2004
	(In thousands, except percentages)
Service cost	$252	$268	$44	$254
Interest cost	305	275	46	277
Expected return on assets	(272)	(261)	(41)	(290)
Recognized actuarial loss	93	73	15	8
Net periodic cost	$378	$355	$64	$249

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.75%	5.75%	5.75%	6.25%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets (1)	8.50%	8.50%	8.50%	8.50%
Measurement dates	12/30/2005	12/31/2004	10/31/2004	10/31/2003

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

	December 29, 2006	December 30, 2005
Assumed health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	10.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.50%
Year that the rate reaches the ultimate trend rate	2012	2009

Assumed health care costs trend rates have a significant effect on the health care plan. A one percentage point change in assumed health care costs trend rates would have the following effects on net periodic cost for the fiscal year ended December 29, 2006 and the accumulated post-retirement benefit obligation as of December 29, 2006:

	1% Point
	Increase	Decrease
	(In thousands)

Effect on total of service and interest cost components	$4	$(4)
Effect on post-retirement benefit obligation	65	(59)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EG&G Post-retirement Medical Plan asset allocations at December 29, 2006 and December 30, 2005 by asset category were as follows:

	December 29, 2006	December 30, 2005
Asset Category:
Equity securities (1)	56.4%	55.6%
Fixed-income securities	43.6%	44.3%
Cash	—%	0.1%
Total	100%	100%

(1)	Equity securities do not include investment in our common shares at both December 29, 2006 and December 30, 2005, except for possible investments made indirectly through indexed mutual funds.

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

We currently expect to make approximately $0.2 million cash contributions to the EG&G Post-retirement Medical Plan for fiscal year 2007. As of December 29, 2006, the estimated portions of the net loss and the prior service cost (credit) in accumulated other comprehensive income, that will be recognized as components of net periodic benefit cost over the next fiscal year, are $93 thousand and $0, respectively. In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For fiscal years ending December 30,	Estimated future benefit payments
(in thousands)
2007	$232
2008	266
2009	302
2010	330
2011	360
Next five fiscal years thereafter	1,974
$3,464

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities related to each component of other comprehensive income (loss) are summarized as follows:

	Defined Benefit Pension Plans (Net of Tax Effect)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
		(In thousands)
Balances at October 31, 2003	$(4,734)	$3,828	$(906)
Fiscal year 2004 adjustments	(2,189)	3,490	1,301
Balances at October 31, 2004	(6,923)	7,318	395
Transition period 2004 adjustments	4,141	1,882	6,023
Balances at December 31, 2004	(2,782)	9,200	6,418
Fiscal year 2005 adjustments	(4,493)	(5,910)	(10,403)
Balances at December 30, 2005	(7,275)	3,290	(3,985)
Adoption of SFAS 158	(4,357)	—	(4,357)
Fiscal year 2006 adjustments	582	4,122	4,704
Balances at December 29, 2006	$(11,050)	$7,412	$(3,638)

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
		(In thousands)
Balances at October 31, 2003	$(906)	$—	$(906)
Minimum pension liability adjustments	(4,018)	1,829	(2,189)
Foreign currency translation adjustments	3,490	—	3,490
Fiscal year 2004 adjustments	(528)	1,829	1,301
Balances at October 31, 2004	(1,434)	1,829	395
Minimum pension liability adjustments	6,811	(2,670)	4,141
Foreign currency translation adjustments	1,882	—	1,882
Transition period 2004 adjustments	8,693	(2,670)	6,023
Balances at December 31, 2004	7,259	(841)	6,418
Minimum pension liability adjustments	(9,262)	4,769	(4,493)
Foreign currency translation adjustments	(5,910)	—	(5,910)
Fiscal year 2005 adjustments	(15,172)	4,769	(10,403)
Balances at December 30, 2005	(7,913)	3,928	(3,985)
Defined benefit pension plans:
Minimum pension liability adjustments	4,527	(3,945)	582
Adoption of SFAS 158	(7,082)	2,725	(4,357)
Foreign currency translation adjustments	4,122	—	4,122
Fiscal year 2006 adjustments	1,567	(1,220)	347
Balances at December 29, 2006	$(6,346)	$2,708	$(3,638)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12.  RECEIVABLE ALLOWANCES

Receivable allowances are comprised of an allowance for losses and an allowance for doubtful accounts. We determine these amounts based on historical experience and other currently available information. The following table summarizes the activities in the allowance for losses and doubtful accounts from the beginning of the periods to the end of the periods.

	Balance at the Beginning of the Periods	Additions	Deductions	Balance at the End of the Periods
	(In thousands)
Year ended December 29, 2006
Allowances for losses and doubtful accounts	$44,293	$29,639	$(23,474)	$50,458

Year ended December 30, 2005
Allowances for losses and doubtful accounts	$38,719	$36,466	$(30,892)	$44,293

Two months ended December 31, 2004
Allowances for losses and doubtful accounts	$37,292	$5,873	$(4,446)	$38,719

Year ended October 31, 2004
Allowances for losses and doubtful accounts	$33,106	$28,402	$(24,216)	$37,292

NOTE 13.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly financial data for the years ended December 29, 2006 and December 30, 2005 that is derived from audited consolidated financial statements. We also included the selected financial data for the two months ended December 31, 2004. The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

Operating income is defined as income before income taxes and interest expense.

	Fiscal 2006 Quarters Ended
	March 31	June 30	September 29	December 29
	(In thousands, except per share data)
Revenues	$998,149	$1,069,991	$1,085,604	$1,086,406	(2)
Gross Profit	$366,845	$379,060	$376,680	$379,737
Operating income (1)	$47,674	$62,186	$58,962	$49,967	(2)
Income tax expense	$17,993	$23,599	$24,318	$18,883

Net income	$24,188	$32,638	$29,903	$26,283
Earnings per share:
Basic	$.48	$.64	$.59	$.52
Diluted	$.47	$.63	$.58	$.51
Weighted-average number of shares:
Basic	50,302	50,635	50,945	50,938
Diluted	51,315	51,519	51,773	51,992

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Indirect, general and administrative expenses for the 2006 fiscal year included stock-based compensation expense of $6.6 million recorded in accordance with SFAS 123(R). There was no stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123, prior to fiscal 2006 because we did not adopt the recognition provisions of SFAS 123. See further discussion in Note 9, “Stockholders’ Equity.”

(2)
During the fourth quarter 2006, we revised previous estimates and made adjustments to accruals of incurred but not reported medical claims and accruals relating to the Executive Plan. The estimated portion of these adjustments relating to periods prior to the fourth quarter was $3.4 million to operating income, and was not considered significant to current or previously reported operating results.

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

NOTE 14.   RELATED PARTY TRANSACTIONS

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15. VARIABLE INTEREST ENTITIES

We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Some of our joint ventures are variable interest entities (“VIE”) as defined by FIN 46(R). Accordingly, beginning April 30, 2004, we began consolidating one of the material joint ventures, Advatech, LLC. (“Advatech”), for which we are the primary beneficiary. We have not guaranteed any debt on behalf of Advatech, nor do any of the creditors of Advatech have recourse to our general credit. Advatech provides design, engineering, construction and construction management services to its customers relating to specific technology involving flue gas desulfurization processes. Advatech’s total revenues were $232.4 million and $163.3 million for the years ended December 29, 2006 and December 30, 2005, respectively. In addition, the following assets of Advatech as of December 29, 2006 and December 30, 2005 were consolidated into our financial statements:

	December 29, 2006	December 30, 2005
	(In thousands)
Cash	$38,627	$43,080
Net accounts receivable	64,839	24,280
Other assets	25,295	5,363
	$128,761	$72,723

Minority Interest

Minority interest represents the equity investment of minority owners in the income of joint ventures that we consolidate in our financial statements. We have historically included minority interest in other long-term liabilities because it was not material. Beginning in the first quarter of 2006, we have presented minority interest separately on our Consolidated Balance Sheet and our Consolidated Statements of Operations and Comprehensive Income.

NOTE 16.  SUPPLEMENTAL GUARANTOR INFORMATION

Prior to the quarter ended September 29, 2006, we were required to provide supplemental guarantor information because substantially all of our domestic operating subsidiaries had guaranteed our obligations under our 11½% Notes. Each of the subsidiary guarantors had fully and unconditionally guaranteed our obligations on a joint and several basis. On September 15, 2006, we redeemed and retired the entire outstanding amount of $2.8 million of our 11½% Notes. Therefore, the supplemental guarantor disclosure information is no longer required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting. This section should be read in conjunction with the certifications and the PricewaterhouseCoopers report for a more complete understanding of the topics presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 29, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 29, 2006. We communicated the results of management’s assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited management’s assessment of the effectiveness of the company’s internal control over financial reporting at December 29, 2006 as stated in their report appearing under Item 8.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007 and from Item 4A—“Executive Officers of the Registrant” in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participations,” “Report of the Compensation Committee on Executive Compensation for Fiscal Year 2006,” and “Information about the Board of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our officers, directors and employees may have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted and deferred stock and the payment of withholding taxes due with respect to such exercises and vesting. These officers, directors and employees may continue to dispose of shares of our common stock in this manner and for similar purposes. In addition, please see the information contained under the caption “Certain Relationships and Related Transactions”and “Information About the Board of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the captions “Information about Our Independent Registered Public Accounting Firm,” and “Report of the Audit Committee for Fiscal Year 2006” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.
(1)  Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 29, 2006 and December 30, 2005

•
Consolidated Statements of Operations and Comprehensive Income for the fiscal year ended December 29, 2006, the fiscal year ended December 30, 2005, the two months ended December 31, 2004, and the fiscal year ended October 31, 2004

•
Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended December 29, 2006, the fiscal year ended December 30, 2005, the two months ended December 31, 2004, and the fiscal year ended October 31, 2004

•
Consolidated Statements of Cash Flows for the fiscal year ended December 29, 2006, the fiscal year ended December 30, 2005, the two months ended December 31, 2004, and the fiscal year ended October 31, 2004

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

3.5	By-laws of URS Corporation, as amended through November 14, 2006, filed as Exhibit 3.1 to our Form 8-K, dated November 20, 2006, and incorporated herein by reference.
4.1
Credit Agreement, dated as of June 28, 2005, by and among URS Corporation, Credit Suisse, New York, as a co-lead arranger and administrative agent, Wells Fargo Bank, National Association, as a co-lead arranger and syndication agent, and the lenders named therein, filed as Exhibit 4.1 to our Form 8-K, dated June 30, 2005, and incorporated herein by reference.

4.2	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.
10.1*
Employee Stock Purchase Plan of URS Corporation, as amended and restated effective on September 8, 2005, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.2*
URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006, filed as Exhibit 10.2 to our Form 10-K, dated as of September 13, 2006, and incorporated herein by reference.

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

10.6*
2006 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10.8*	Non-Executive Directors Stock Grant Plan, as amended, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.
10.9*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan. FILED HEREWITH.
10.10*
Amended and Restated Employment Agreement, dated September 5, 2003, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.11*
First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006, filed as Exhibit 10.1 to our Form 8-K, dated December 8, 2006, and incorporated herein by reference.

10.12*
Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006, filed as Exhibit 10.2 to our Form 8-K, dated December 8, 2006, and incorporated herein by reference.

10.13*
Amended and Restated Employment Agreement, dated May 31, 2005, between URS Corporation and Kent P. Ainsworth, filed as Exhibit 10.1 to our Form 8-K, dated May 31, 2005, and incorporated herein by reference.

10.14*
Employment Agreement, dated as of September 8, 2000, between URS Corporation and Joseph Masters, filed as Exhibit 10.14 to our 1999 Form 10-K for the fiscal year ended October 31, 2000, and incorporated herein by reference.

10.15*
Amendment to Employment Agreement, dated August 11, 2003, between URS Corporation and Joseph Masters, filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference.

10.16*
Second amendment to Employment Agreement, dated August 20, 2004, between URS Corporation and Joseph Masters, filed as Exhibit 10.17 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

10.17*
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

10.20*
Employment Agreement, dated January 30, 2004, between URS Corporation and Thomas W. Bishop, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended January 31, 2004, and incorporated herein by reference.

10.21*
Employment Agreement, dated as of November 19, 2004, between URS Corporation and Randall A. Wotring, filed as Exhibit 10.1 to our Form 8-K, dated November 24, 2004, and incorporated herein by reference.

10.22*	Employment Agreement, dated May 31, 2005, between URS Corporation and H. Thomas Hicks, filed as Exhibit 10.2 to our Form 8-K, dated May 31, 2005, and incorporated herein by reference.
10.23*	Employment Agreement, dated May 25, 2006, between URS Corporation and Susan B. Kilgannon, filed as Exhibit 10.3 to our Form 8-K, dated as of May 31, 2006, and incorporated herein by reference.
10.24*
Stock Option Agreement, dated as of November 5, 1999 and between URS Corporation and Martin M. Koffel, filed as Exhibit 10.24 to our Form 10-K for the fiscal year ended October 31, 1999, and incorporated herein by reference.

10.25*
URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, dated as of April 25, 2001, between Martin M. Koffel and URS Corporation, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference.

10.26*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, dated as of July 12, 2004, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, filed as Exhibit 10.3 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

10.27*
URS Corporation 1999 Equity Incentive Plan Restricted Stock Award to Mr. Koffel, dated December 7, 2006, between URS Corporation and Martin M. Koffel, filed as Exhibit 10.4 to our Form 8-K, dated December 8, 2006, and incorporated herein by reference.

10.28*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Kent P. Ainsworth and Joseph Masters, filed as Exhibit 10.4 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

10.29*
Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, dated as of July 12, 2004, executed between URS Corporation and Joseph Masters, filed as Exhibit 10.6 to our Form 10-Q for the quarter ended July 31, 2004, and incorporated herein by reference.

10.30*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award Agreement, dated as of July 12, 2004, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall and Gary Jandegian, filed as Exhibit 10.36 to our Form 10-K for the year ended October 31, 2004, and incorporated herein by reference.

10.31*
Form of URS Corporation 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, adopted July 12, 2004, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, and Gary Jandegian, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended April 1, 2005, and incorporated herein by reference.

10.32*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award, dated as of October 4, 2005 and February 16, 2006, executed as separate agreements between URS Corporation and each of Martin M. Koffel, Kent P. Ainsworth, Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masters, and Randall A. Wotring, filed as Exhibit 10.1 to our Form 8-K, dated as of October 7, 2005, and incorporated herein by reference.

10.33*
Form of URS Corporation 1999 Equity Incentive Plan Restricted Stock Award, dated as of May 25, 2006, executed as separate agreements between URS Corporation and each of Martin M. Koffel, Kent P. Ainsworth, Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masters, Susan Kilgannon and Randall A. Wotring, filed as Exhibit 10.2 to our Form 8-K, dated as of May 31, 2006, and incorporated herein by reference.

10.34*	Form Nonstatutory Stock Option Agreement, filed as Exhibit 10.40 to our Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.
10.35*	Form Restricted Stock Award Agreement, filed as Exhibit 10.41 to our Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.
10.36*
Form of Officer Indemnification Agreement filed as Exhibit 10.3 to our Form 10-Q for the quarter ended April 30, 2004, and incorporated herein by reference; dated as of March 23, 2004, between URS Corporation and each of Kent P. Ainsworth, Thomas W. Bishop, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian and Joseph Masters; dated as of November 19, 2004, between URS Corporation and Randall A. Wotring; and dated as of March 17, 2006 between URS Corporation and H. Thomas Hicks.

10.37*
Form of Director Indemnification Agreement filed as Exhibit 10.4 to our Form 10-Q for the quarter ended April 30, 2004, and incorporated herein by reference; dated as of March 23, 2004, between URS Corporation and each of H. Jesse Arnelle, Richard C. Blum, Armen Der Marderosian, Mickey P. Foret, Martin M. Koffel, Richard B. Madden, General Joseph W. Ralston, USAF (Ret.), John D. Roach and William D. Walsh; dated as of August 6, 2004, between URS Corporation and Betsy Bernard; and dated as of August 1, 2006 between URS Corporation and William P. Sullivan.

10.38*	URS Corporation Summary of Non-Executive Director Compensation, dated as of September 30, 2006, filed as Exhibit 10.1 to our Form 8-K, dated September 13, 2006, and incorporated herein by reference.
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

10.40*	URS Corporation Summary of Non-Executive Director Compensation, dated as of September 30, 2006, filed as Exhibit 10.1 to our Form 8-K, dated September 13, 2006, and incorporated herein by reference.
21.1	Subsidiaries of URS Corporation. FILED HEREWITH.
23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.

24.1	Powers of Attorney of URS Corporation’s directors and officers. FILED HEREWITH.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
32	Certification of the Company’s Chief Executive Officer and Chief Financial al Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
*Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URS CORPORATION (Registrant)

Dated: February 27, 2007	By:	/s/ Reed N. Brimhall
Reed N, Brimhall
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN M. KOFFEL*	Chairman of the Board of Directors	February 27, 2007
(Martin M. Koffel)	and Chief Executive Officer

/s/ H. THOMAS HICKS	Chief Financial Officer	February 27, 2007
(H. Thomas Hicks)

/s/ REED N. BRIMHALL	Vice President, Controller	February 27, 2007
(Reed N. Brimhall)	and Chief Accounting Officer

/s/ H. JESSE ARNELLE*	Director	February 27, 2007
(H. Jesse Arnelle)

/s/ BETSY J. BERNARD*	Director	February 27, 2007
(Betsy J. Bernard)

/s/ ARMEN DER MARDEROSIAN*	Director	February 27, 2007
(Armen Der Marderosian)

/s/ MICKEY P. FORET*	Director	February 27, 2007
(Mickey P. Foret)

/s/ JOSEPH W. RALSTON*	Director	February 27, 2007
(Joseph W. Ralston)

/s/ JOHN D. ROACH*	Director	February 27, 2007
(John D. Roach)

Signature	Title	Date

/s/ WILLIAM P. SULLIVAN	Director	February 27, 2007
(William P. Sullivan)

/s/ WILLIAM D. WALSH*	Director	February 27, 2007
(William D. Walsh)

*By /s/ H. Thomas Hicks
(H. Thomas Hicks, Attorney-in-fact)

*By /s/ Reed N. Brimhall
(Reed N. Brimhall, Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Description
10.9*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan. FILED HEREWITH.
21.1	Subsidiaries of URS Corporation. FILED HEREWITH.
23.1	Consent of Independent Registered Public Accounting Firm. FILED HEREWITH.
24.1	Powers of Attorney of URS Corporation’s directors and officers. FILED HEREWITH.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
*Represents a management contract or compensatory plan or arrangement.