Form 10-Q
period 2007-03-30
URS CORP /NEW/
filed 2007-05-08
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Large accelerated filer ☒Accelerated filer ☐ Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, $.01 par value	53,026,749

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenues, services and business trends; future accounting policies and tax estimates; future retirement benefit obligations: future legal proceedings; future insurance coverage; future capital resources; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and control costs; our and our partners’ ability to bid on, win, perform and renew contracts and projects; environmental issues and liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with changes in equity-based compensation requirements; our leveraged position and ability to service our debt; risks associated with international operations; business activities in high security risk countries; project management and accounting software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26, Risk Factors beginning on page 42, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except per share data)

	March 30, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents, including $13,155 and $44,557 of short-term money market funds, respectively	$64,854	$89,502
Accounts receivable, including retainage of $37,332 and $37,368, respectively	609,151	680,631
Costs and accrued earnings in excess of billings on contracts in process	606,836	552,526
Less receivable allowances	(41,515)	(50,458)
Net accounts receivable	1,174,472	1,182,699
Deferred tax assets	35,900	36,547
Prepaid expenses and other assets	78,486	65,405
Total current assets	1,353,712	1,374,153
Property and equipment at cost, net	166,064	163,142
Goodwill	990,905	989,111
Purchased intangible assets, net	3,589	3,839
Other assets	44,318	50,784
	$2,558,588	$2,581,029
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$31,136	$3,334
Current portion of long-term debt	16,472	19,120
Accounts payable and subcontractors payable, including retainage of $20,626 and $19,515, respectively	289,895	290,651
Accrued salaries and wages	179,486	230,905
Accrued expenses and other	63,836	73,704
Billings in excess of costs and accrued earnings on contracts in process	126,109	168,271
Total current liabilities	706,934	785,985
Long-term debt	151,214	149,494
Deferred tax liabilities	16,570	17,808
Other long-term liabilities	129,362	117,586
Total liabilities	1,004,080	1,070,873
Commitments and contingencies (Note 5)
Minority interest	5,317	3,469
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 53,004 and 52,309 shares issued, respectively; and 52,952 and 52,257 shares outstanding, respectively	530	523
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	989,347	973,892
Accumulated other comprehensive loss	(2,668)	(3,638)
Retained earnings	562,269	536,197
Total stockholders’ equity	1,549,191	1,506,687
	$2,558,588	$2,581,029

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	March 30, 2007	March 31, 2006

Revenues	$1,135,595	$998,149
Direct operating expenses	741,554	631,304
Gross profit	394,041	366,845
Indirect, general and administrative expenses	336,355	319,171
Operating income	57,686	47,674
Interest expense	3,940	5,135
Income before income taxes and minority interest	53,746	42,539
Income tax expense	22,306	17,993
Minority interest in income of consolidated subsidiaries, net of tax	1,079	358
Net income	30,361	24,188
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefit	—	(2,366)
Foreign currency translation adjustments	970	44
Comprehensive income	$31,331	$21,866
Earnings per share (Note 1):
Basic	$.59	$.48
Diluted	$.58	$.47
Weighted-average shares outstanding (Note 1):
Basic	51,249	50,302
Diluted	52,106	51,315

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$30,361	$24,188
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,684	9,187
Amortization of debt issuance costs	429	461
Provision for doubtful accounts	530	4,013
Deferred income taxes	(249)	(2,712)
Stock-based compensation	6,636	3,777
Excess tax benefits from stock-based compensation	(1,500)	(1,187)
Minority interest in net income of consolidated subsidiaries	1,079	358
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	434	(24,619)
Prepaid expenses and other assets	(7,583)	(5,829)
Accounts payable, accrued salaries and wages and accrued expenses	(48,674)	(64,770)
Billings in excess of costs and accrued earnings on contracts in process	(42,162)	3,927
Distributions from unconsolidated affiliates, net	5,024	15,503
Other long-term liabilities	(273)	2,945
Other assets, net	(1,962)	(4,781)
Total adjustments and changes	(78,587)	(63,727)
Net cash from operating activities	(48,226)	(39,539)
Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases	(4,771)	(5,146)
Net cash from investing activities	(4,771)	(5,146)
Cash flows from financing activities:
Long-term debt principal payments	(379)	(11,744)
Net borrowings (payments) under the lines of credit and short-term notes	(4,705)	3,782
Net change in book overdrafts	27,802	(11)
Capital lease obligation payments	(3,296)	(3,058)
Excess tax benefits from stock-based compensation	1,500	1,187
Proceeds from employee stock purchase plan and exercise of stock options	7,427	12,650
Net cash from financing activities	28,349	2,806
Net decrease in cash and cash equivalents	(24,648)	(41,879)
Cash and cash equivalents at beginning of period	89,502	101,545
Cash and cash equivalents at end of period	$64,854	$59,666

Supplemental information:
Interest paid	$5,084	$4,621
Taxes paid	$26,378	$6,129
Equipment acquired through capital leases	$7,470	$5,054

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1. BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 29,500 employees providing services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and abroad.

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

You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006. The results of operations for the three months ended March 30, 2007 are not indicative of the operating results for the full year or for future years.

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

Principles of Consolidation and Basis of Presentation

Our financial statements include the financial position, results of operations and cash flows of our wholly owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). All intercompany transactions and accounts were eliminated in consolidation. We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture. Investments in unconsolidated joint ventures and our equity in their earnings are not material to our consolidated financial statements. Investments in unconsolidated joint ventures are accounted for using the equity method.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Cash and Cash Equivalents/Book Overdrafts

We consider all highly liquid investments with acquisition date maturities of three months or less to be cash equivalents. At March 30, 2007 and December 29, 2006, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.

At March 30, 2007 and December 29, 2006, cash and cash equivalents included $14.5 million and $38.7 million, respectively, held and used by our consolidated joint ventures.

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

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands, except per share data)
Numerator — Basic
Net income	$30,361	$24,188
Denominator — Basic
Weighted-average common stock shares outstanding	51,249	50,302
Basic earnings per share	$.59	$.48
Numerator — Diluted
Net income	$30,361	$24,188
Denominator — Diluted
Weighted-average common stock shares outstanding	51,249	50,302
Effect of dilutive securities
Stock options and restricted stock awards and units	857	1,013
	52,106	51,315
Diluted earnings per share	$.58	$.47

In our computation of diluted EPS, we excluded the following potential shares of issued and unexercised stock options, and unvested restricted stock awards and units, which have an anti-dilutive effect on EPS.

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands)
Shares of anti-dilutive stock options and unvested restricted stock awards and units	1,019	2

Adopted and Recently Issued Statements of Financial Accounting Standards

We adopted the Financial Accounting Standards Board's Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), effective December 30, 2006, which is the beginning of our 2007 fiscal year. FIN 48 prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 establishes rules for recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. FIN 48 requires that we report the cumulative effect of applying the interpretation as an adjustment to the beginning balance of retained earnings as of December 30, 2006. A more detailed discussion of the effect of the adoption of FIN 48 is included in Note 8, “Income Taxes.”

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, certain excise taxes and some industry-specific taxes. A consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or a net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented on a net basis, then the amount of such taxes that are recognized on a gross basis must be disclosed. We adopted EITF 06-3 on our effective date of December 30, 2006. We present revenues net of sales and value-added taxes in our results of operations. The amount of taxes we collected from our customers and remitted to governmental authorities are immaterial to our consolidated revenues.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition,  as a component of other comprehensive income, the changes in a defined benefit plan’s funded status that are not recognzied as components of net perioidc benefit cost. We adopted the recognition and disclosure provisions of SFAS 158, effective on December 29, 2006, which was the end of our fiscal year 2006. The requirement to measure our defined benefit plan assets and benefit obligations as of the date of our fiscal year-end will be effective for us for the fiscal year ending in December 2008.

NOTE 2.  PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consists of the following:

	March 30, 2007	December 29, 2006
	(In thousands)
Equipment	$178,867	$174,996
Furniture and fixtures	23,197	22,729
Leasehold improvements	48,807	47,431
Construction in progress	6,651	8,897
	257,522	254,053
Accumulated depreciation and amortization	(146,028)	(140,271)
	111,494	113,782

Capital leases (1)	126,962	118,196
Accumulated amortization	(72,392)	(68,836)
	54,570	49,360

Property and equipment at cost, net	$166,064	$163,142

(1) Our capital leases consist primarily of equipment, and furniture and fixtures.

As of March 30, 2007 and March 31, 2006, we capitalized internal-use software development costs of $68.1 million and $61.7 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

We depreciate property and equipment using the following estimated useful lives:

Estimated Useful Life
Equipment	4 - 10 years
Capital leases	3 - 10 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	6 months - 20 years

Depreciation expense related to property and equipment was $9.4 million and $8.8 million for the three months ended March 30, 2007 and March 31, 2006, respectively.

Amortization expense related to purchased intangible assets was $0.3 million and $0.4 million for the three months ended March 30, 2007 and March 31, 2006, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

NOTE 3.  EMPLOYEE RETIREMENT PLANS

Executive Plan

During December 2006, we entered into a new employment agreement with our Chief Executive Officer (“CEO”), which included an amended and restated Supplemental Executive Retirement Agreement (the “Executive Plan”) to provide the CEO with an annual lifetime retirement benefit and other benefits. The Executive Plan benefits are based on the CEO's “final average annual compensation,” which is the sum of the CEO's base salary plus target bonus established for him under our incentive compensation program during a consecutive 36-month period in his final 60 months of employment in which the average was the highest, but, solely for purposes of the calculations, the base salary shall not be higher than $950,000 nor shall the target bonus be higher than 120% of the base salary.

Under the terms of the Executive Plan, we are obligated to fund into a rabbi trust the lump sum value of the Executive Plan benefits within 15-days of the earlier of (1) a request by the CEO or (2) the termination of the CEO’s employment for any reason, including death. The components of our net periodic pension costs related to the Executive Plan for the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands)
Amortization of net (gain)/loss	$(2)	$8
Service cost	172	—
Interest cost	153	140
Net periodic benefit cost	$323	$148

Radian SERP and SCA

The URS Division maintains two non-qualified defined benefit plans, a supplemental executive retirement plan and a salary continuation agreement (the “Radian SERP and SCA”), which were acquired as part of the Dames & Moore Group, Inc. acquisition in 1999. Their purpose is to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the Radian SERP and SCA for the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands)
Amortization of net loss	$17	$17
Service cost	1	—
Interest cost	154	157
Net periodic benefit cost	$172	$174

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Final Salary Pension Fund

As part of the acquisition of the Dames & Moore Group, Inc., we assumed the Dames & Moore United Kingdom Final Salary Pension Fund (the “Final Salary Pension Fund”). The components of our net periodic pension costs relating to the Final Salary Pension Fund for the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands)
Service cost (1)	$—	$187
Interest cost	277	217
Expected return on plan assets	(127)	(101)
Amortization of:
Transition obligation	—	20
Net loss	48	45
Net periodic benefit cost (2)	$198	$368

(1)
Pursuant to a formal curtailment plan effective in December 2006, we eliminated the accrual of defined benefits for all future services and therefore, we incurred no service costs related to the Final Salary Pension Fund for the three months ended March 30, 2007.

(2)	We used the current rate method in translating our net periodic pension costs to the US dollar.

We expect to make cash contributions during fiscal year 2007 of approximately $0.5 million to the Final Salary Pension Fund.

EG&G Pension Plan and Post-retirement Medical Plan

The EG&G Division maintains a defined benefit pension plan (the “EG&G pension plan”) and post-retirement medical plan (the “EG&G post-retirement medical plan”). These plans cover some of the EG&G Division’s hourly and salaried employees as well as the EG&G employees of a joint venture in which the EG&G Division participates.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

EG&G Pension Plan

The components of our net periodic pension costs relating to the EG&G pension plan for the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands)
Service cost	$1,750	$1,825
Interest cost	2,500	2,350
Expected return on plan assets	(2,850)	(2,300)
Amortization of:
Prior service cost	(525)	(525)
Net loss	250	425
Net periodic benefit cost	$1,125	$1,775

During the three months ended March 30, 2007, we made cash contributions of $1.7 million to the EG&G pension plan for the 2007 plan year. We currently expect to make additional cash contributions of approximately $6.3 million to the EG&G pension plan for the remaining quarters of 2007.

EG&G Post-retirement Medical Plan

The components of our net periodic pension costs relating to the EG&G post-retirement medical plan for the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands)
Service cost	$65	$75
Interest cost	79	76
Expected return on plan assets	(75)	(59)
Amortization of:
Net loss	10	—
Net periodic benefit cost	$79	$92

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	March 30, 2007	December 29, 2006
	(In thousands)
Bank term loans	$114,000	$114,000
Obligations under capital leases	50,864	46,688
Notes payable, foreign credit lines and other indebtedness	2,822	7,926
Total current and long-term debt	167,686	168,614
Less:
Current portion of long-term debt	—	4,704
Current portion of notes payable, foreign credit lines and other indebtedness	1,301	1,647
Current portion of capital leases	15,171	12,769
Long-term debt	$151,214	$149,494

Credit Facility

Our senior credit facility (“Credit Facility”) consists of a six-year term loan of $350.0 million and a five-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of March 30, 2007, we had $114.0 million outstanding under the term loan, $62.6 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of March 30, 2007 and December 29, 2006, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of March 30, 2007 and December 29, 2006, the interest rates on our term loan were 6.35% and 6.36%, respectively.

As of March 30, 2007, we were in compliance with all of the covenants of our Credit Facility.

Revolving Line of Credit

A summary of our revolving line of credit information is as follows:

	Three Months Ended March 30, 2007	Year Ended December 29, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.2%	7.6%
Average daily revolving line of credit balances	$6.9	$0.4
Maximum amounts outstanding at any one point	$40.3	$21.8

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness. As of March 30, 2007 and December 29, 2006, we had outstanding amounts of $2.8 million and $7.9 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.9% and 6.1% as of March 30, 2007 and December 29, 2006, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of March 30, 2007, we had $13.8 million in lines of credit available under these facilities, with no amount outstanding. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. The interest rate was 6.2% as of December 29, 2006.

Capital Leases. As of March 30, 2007 and December 29, 2006, we had $50.9 million and $46.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Maturities

As of March 30, 2007, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter, are as follows:

(In thousands)
Less than one year	$1,301
Second year	9,034
Third year	20,340
Fourth year	48,868
Fifth year	37,191
Thereafter	88
$116,822

NOTE 5.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations. We are also involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. We are including information regarding the following proceedings in particular:

•
Saudi Arabia: One of our subsidiaries, LSI provided aircraft maintenance support services on F-5 aircraft under contracts (the “F-5 Contract”) with a Saudi Arabian government ministry (the “Ministry”). LSI completed its operational performance under the F-5 Contract in November 2000 and the Ministry has yet to pay a $12.2 million account receivable owed to LSI. In addition, in 2004, the Ministry directed payment of a performance bond outstanding under the F-5 contract for approximately $5.6 million. The following legal proceedings ensued:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Two Saudi Arabian landlords have pursued claims over disputed rents in Saudi Arabia. The Saudi Arabian landlord of the Al Bilad complex received a judgment in Saudi Arabia against LSI for $7.9 million. During the quarter ended March 30, 2007, Al Bilad received payment of this judgment out of the $12.2 million receivable held by the Ministry. As a result, we have reduced both our receivable and a reserve against the Saudi Arabian judgment regarding the Al Bilad complex to reflect the payment made by the Ministry. Another landlord has obtained a judgment in Saudi Arabia against LSI for $1.2 million and LSI successfully appealed this decision in June 2005 in Saudi Arabia, which was remanded for future proceedings. We continue to review our legal position and strategy regarding these judgments.

LSI is involved in a dispute relating to a tax assessment issued by the Saudi Arabian taxing authority (“Zakat”) against LSI of approximately $5.1 million for the years 1999 through 2002. LSI disagreed with the Zakat assessment and on June 6, 2006, the Zakat and Tax Preliminary Appeal Committee ruled partially in favor of LSI by reducing the tax assessment to approximately $2.2 million. LSI has appealed the decision of the Zakat and Tax Preliminary Appeal Committee in an effort to eliminate or further reduce the assessment, and, as a part of that appeal, posted a bond in the full amount of the remaining tax assessment. LSI will continue to defend this matter vigorously.

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas. The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable. In March 2005, the Ministry filed a motion to dismiss, which the District Court denied. In November 2005, the Ministry filed another motion to dismiss, to which the District Court responded by ordering the parties to conduct further discovery, which is ongoing. On April 12, 2007, the Ministry filed a supplemental brief in support of its motion to dismiss. LSI intends to continue to pursue this matter vigorously.

•
Lebanon: Our 1999 acquisition of Dames and Moore Group, Inc. included the acquisition of a wholly owned subsidiary, Radian International, LLC (“Radian”). Prior to the acquisition, Radian entered into a contract with the Lebanese Company for the Development and Reconstruction of Beirut Central District, S.A.L (“Solidere”). Under the contract, Radian was to provide environmental remediation services at the Normandy Landfill site located in Beirut, Lebanon (the “Normandy Project”). Radian subcontracted a portion of these services to Mouawad - Edde SARL. The contract with Solidere required the posting of a Letter of Guarantee, which was issued by Saradar Bank, Sh.M.L. ("Saradar") for $8.5 million. Solidere drew upon the full value of the Letter of Guarantee. The contract also provided for the purchase of project-specific insurance. The project-specific insurance policy was issued by Alpina Insurance Company ("Alpina").

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

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

On June 28, 2006, Mouawad - Edde SARL, filed a request for arbitration (to which we responded) with the ICC against Radian and URS Corporation seeking to recover $22 million for its alleged additional costs. Mouawad - Edde SARL alleges that it is entitled to a sizable increase in the value of its subcontract for additional work it claims to have performed on the Normandy Project.

In July 2004, Saradar filed a claim for reimbursement in the First Court in Beirut, Lebanon, to recover the $8.5 million paid on the Letter of Guarantee from Radian and co-defendant Wells Fargo Bank, N.A. Saradar alleges that it is entitled to reimbursement for the amount paid on the Letter of Guarantee. In February 2005, Radian responded to Saradar’s claim by filing a Statement of Defense. In April 2005, Saradar also filed a reimbursement claim against Solidere. Radian contends that it is not obligated to reimburse Saradar. The matter is currently under submission by the First Court in Beirut. The current instability in Lebanon may delay the Court’s ruling.

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

In December 2006, Zurich Insurance Company (“Zurich”), as successor in interest to Alpina, American International Specialty Lines Insurance Company (“AISLIC”), Radian, and URS Corporation, finalized a settlement agreement in which Zurich and AISLIC agreed to fund a substantial portion of the cost of defending some of the claims filed by Solidere in the ICC arbitration.

As of March 30, 2007, Solidere had withheld project payments owed to Radian amounting to $10.1 million. We have recorded this amount as accounts receivable and retainage. In addition, we recorded $5.6 million in consolidated costs and accrued earnings in excess of billings on contracts in process.

Radian will vigorously continue to pursue its claims against Solidere and Alpina. Radian and URS Corporation will also continue to defend vigorously the claims asserted against them.

•
Tampa-Hillsborough County Expressway Authority: In 1999, URS Corporation Southern, a wholly owned subsidiary, entered into an agreement ("Agreement") with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design, project oversight and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure (the “Expressway”) in Tampa, Florida. Also, URS Holdings, Inc., a wholly owned subsidiary, entered into a subcontract agreement with an unrelated third party to provide geotechnical services in connection with the construction of roads to access the Expressway. In 2004, during construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries occurred as a result of the incident. The Authority has completed remediation of the Expressway.

In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings, Inc. and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million. Sufficient information is not currently available to assess liabilities associated with the remediation. In April 2006, the Authority's Builder's Risk insurance carrier, Westchester Surplus Lines Insurance Company ("Westchester"), filed a subrogation action against URS Corporation Southern in the Thirteenth Judicial Circuit of Florida for $2.9 million that Westchester has paid to the Authority and for any future amounts paid by Westchester for claims which the Authority has submitted for losses caused by the subsidence of the pier. URS Corporation Southern removed Westchester's lawsuit to United States District Court for the Middle District of Florida and filed multiple counterclaims against Westchester for insurance coverage under the Westchester policy.

One of URS Corporation Southern’s and URS Holding Inc’s excess insurance carriers, Arch Specialty Insurance Company (“Arch”), which was responsible for $15 million in excess coverage, has informed URS Corporation Southern and URS Holdings, Inc, that they believe the initial notice of claim provided by our insurance broker was untimely under the Arch excess policies. URS Corporation Southern and URS Holdings, Inc, rejected Arch’s position.

URS Corporation Southern and URS Holdings, Inc. will continue to defend this matter vigorously.

•
Rocky Mountain Arsenal: In January 2002, URS Group, Inc., a wholly owned subsidiary, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado. URS Group, Inc. believes that contractual misrepresentations resulted in contract cost overruns in excess of $10.0 million, of which $4.4 million is included in our costs and accrued earnings in excess of billings on contracts in process. In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. (“Tetra”), in District Court for the County of Denver in the State of Colorado. In June 2006, a $1.1 million judgment was issued by the District Court against Tetra on the matter. However, URS Group, Inc. believes that the recent judgment, even though issued in its favor, did not adequately address the underlying merits of URS Group Inc.’s claims and therefore, URS Group, Inc. appealed the recent judgment to the Colorado Court of Appeals in June 2006. URS Group, Inc. intends to continue to vigorously attempt to collect the contract cost overruns of $10.0 million.

Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies each include a self-insured claim retention amount of $10.0 million. Parties may seek damages that substantially exceed our insurance coverage.

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

As of March 30, 2007, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $9.5 million at March 30, 2007.

As of March 30, 2007, the amount of the guarantee used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries was $9.8 million.

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

	March 30, 2007
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$895,252	$147,903	$1,209,415
EG&G Division	279,220	14,101	308,660
	1,174,472	162,004	1,518,075
Corporate	—	4,060	1,766,052
Eliminations	—	—	(725,539)
Total	$1,174,472	$166,064	$2,558,588

	December 29, 2006
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$908,038	$145,732	$1,229,156
EG&G Division	274,661	13,173	306,336
	1,182,699	158,905	1,535,492
Corporate	—	4,237	1,699,534
Eliminations	—	—	(653,997)
Total	$1,182,699	$163,142	$2,581,029

	Three Months Ended March 30, 2007
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$791,561	$1,812	$793,373
EG&G Division	344,034	973	345,007
Eliminations	—	(2,785)	(2,785)
	1,135,595	—	1,135,595
Corporate	—	—	—
Total	$1,135,595	$—	$1,135,595

	Three Months Ended March 31, 2006
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$638,247	$5,140	$643,387
EG&G Division	359,902	455	360,357
Eliminations	—	(5,595)	(5,595)
	998,149	—	998,149
Corporate	—	—	—
Total	$998,149	$—	$998,149

We define segment contribution as total segment operating income (which is net income before income taxes and interest expense) before allocation of various segment expenses, including stock-based compensation expenses.

	Three Months Ended March 30, 2007
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$57,964	$8,485
EG&G Division	17,167	954
Eliminations	(223)	—
	74,908	9,439
Corporate	(17,222)	245
Total	$57,686	$9,684

	Three Months Ended March 31, 2006
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$44,880	$7,905
EG&G Division	16,007	1,038
Eliminations	(354)	—
	60,533	8,943
Corporate	(12,859)	244
Total	$47,674	$9,187

We define our segment operating income (loss) as total segment net income, before income tax and interest expense. Our long-lived assets primarily consist of our property and equipment. As a result of adopting SFAS123(R) at the beginning of fiscal year 2006, we recorded stock compensation as a corporate expense. A reconciliation of segment contribution to segment operating income for the three months ended March 30, 2007 and March 31, 2006 is as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

	Three Months Ended March 30, 2007
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$57,964	$17,167	$(17,222)	$(223)	$57,686
Unallocated SFAS 123(R) expenses	(2,640)	(522)	3,162	—	—
Other miscellaneous unallocated expenses	(57)	(405)	462	—	—
Operating income (loss)	$55,267	$16,240	$(13,598)	$(223)	$57,686

	Three Months Ended March 31, 2006
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$44,880	$16,007	$(12,859)	$(354)	$47,674
Unallocated SFAS 123(R) expenses	(2,415)	(457)	2,872	—	—
Other miscellaneous unallocated expenses	(133)	(229)	362	—	—
Operating income (loss)	$42,332	$15,321	$(9,625)	$(354)	$47,674

Geographic areas

Our revenues, and property and equipment at cost, net of accumulated depreciation by geographic areas are shown below.

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In thousands)
Revenues
United States	$1,027,257	$905,693
International	114,589	94,191
Eliminations	(6,251)	(1,735)
Total revenues	$1,135,595	$998,149

No individual foreign country contributed more than 10% of our consolidated revenues for the three months ended March 30, 2007 and March 31, 2006.

	March 30, 2007	December 29, 2006
	(In thousands)
Property and equipment at cost, net
United States	$145,367	$142,709
International	20,697	20,433
Total property and equipment at cost, net	$166,064	$163,142

Major Customers

We have multiple contracts with the U.S. Army, which collectively contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

	URS Division	EG&G Division	Total
		(In millions)
Three months ended March 30, 2007
The U.S. Army (1)	$30.4	$174.8	$205.2

Three months ended March 31, 2006
The U.S. Army (1)	$27.9	$183.5	$211.4

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.

NOTE 7.  STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

We recognize stock-based compensation expense, net of estimated forfeitures, over the service periods of the stock-based compensation awards on a straight-line basis in indirect, general, and administrative (“IG&A”) expenses of our Consolidated Statements of Operations and Comprehensive Income. We used the Black-Scholes option-pricing model to measure the estimated fair value of stock-based option awards issued under our Stock Incentive Plans and our Employee Stock Purchase Plan (“ESPP”). We allocated our stock-based compensation expenses entirely to IG&A expenses because the proportional expenses that would otherwise have been allocated to direct costs are not material. Stock option awards expire ten years from the date of grant. Stock options, restricted stock awards, and restricted stock units vest over service periods that range from three to four years. SFAS 123(R) requires the estimation of forfeitures at the time of grant and then a re-measurement at least annually in order to estimate the amount of share-based awards that will ultimately vest. We estimate the forfeiture rate based on our historical experience.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

The following table presents our stock-based compensation expenses related to stock options, restricted stock awards and units, and the related income tax benefits recognized for the three months ended March 30, 2007 and March 31, 2006.

	Three Months Ended
	March 30, 2007	March 31, 2006
	(In millions)
Stock-based compensation expenses:
Restricted stock awards and units	$5.7	$1.7
Stock options	0.9	2.1
Stock-based compensation expenses	$6.6	$3.8

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$2.6	$1.1

Restricted Stock Awards and Units

In light of the impact associated with the adoption of SFAS 123(R), since its adoption, we have issued only restricted stock awards and units, rather than stock options, to selected employees in order to minimize the volatility of our stock-based compensation expense. Restricted stock awards and units generally vest over service periods that range from three to four years. Beginning in fiscal year 2006, we also awarded restricted stock awards and units with both a service vesting condition and a performance vesting condition. The performance vesting condition was determined based on the achievement of annual financial targets established at the beginning of the fiscal year.

We continue to record compensation expense related to restricted stock awards and units over the applicable vesting periods as required previously under APB 25 and now under SFAS 123(R). We measured such compensation expense at the fair market value of the restricted stock awards and units at the grant date. As of March 30, 2007, we had unrecognized stock-based compensation expense of $61.5 million related to non-vested restricted stock awards and units. A summary of the status and changes of our non-vested restricted stock awards and units, according to their contractual terms, as of March 30, 2007 and during the three months ended March 30, 2007 is presented below:

	Three Months Ended March 30, 2007
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2006	1,342,018	$41.68
Granted	454,702	$43.15
Vested	(65,793)	$42.04
Forfeited	(10,269)	$42.63
Non-vested at March 30, 2007	1,720,658	$42.05

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Stock Incentive Plans

We did not grant any stock options during the three months ended March 30, 2007. A summary of the status and changes of the stock options under our Stock Incentive Plans, according to the contractual terms, as of March 30, 2007 and for the three months ended March 30, 2007 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2006	2,368,308	$22.56
Exercised	(174,137)	$20.98
Forfeited/expired/cancelled	(7,418)	$25.97
Outstanding at March 30, 2007	2,186,753	$22.68	5.68	$43,537
Options exercisable at end of period	1,867,695	$22.07	5.40	$38,330

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $42.59 as of March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 30, 2007, we had unrecognized stock-based compensation expense of $1.4 million related to non-vested stock option awards.

The following table summarizes information about stock options outstanding at March 30, 2007, under our Stock Incentive Plans:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.18 - $13.56	101,250	6.0	$13.05	101,250	$13.05
$13.57 - $16.95	110,924	2.8	$15.38	110,924	$15.38
$16.96 - $20.34	226,693	4.9	$18.45	226,693	$18.45
$20.35 - $23.73	658,327	4.7	$22.02	658,327	$22.02
$23.74 - $27.12	1,024,961	6.6	$25.32	728,903	$25.05
$27.13 - $30.51	50,000	7.8	$29.31	30,000	$29.20
$30.52 - $33.85	11,598	5.2	$31.95	11,598	$31.95
$33.86 - $37.61	3,000	8.2	$35.00	—	$—
	2,186,753	5.7	$22.68	1,867,695	$22.07

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program in March 2007. The stock repurchase program was designed to offset the earnings per share dilution that would result from the issuance of additional shares under our equity incentive and employee stock purchase plans. We are authorized to repurchase up to one million shares of our common stock plus the cumulative number of additional shares issued or deemed issued under our Stock Incentive Plans and ESPP (excluding shares issuable upon the exercise of options granted prior to December 30, 2006) for the period from December 30, 2006 through January 1, 2010. As of March 30, 2007, we had not repurchased any shares under this stock repurchase program.

NOTE 8.  INCOME TAXES

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

On December 30, 2006, the beginning of our 2007 fiscal year, we adopted the provisions of FIN 48. As of December 30, 2006, we had $20.1 million of unrecognized tax benefits. The cumulative effect of the adoption of FIN 48 was a reduction in retained earnings of $4.3 million. Included in the balance of unrecognized tax benefits at the date of adoption are $13.8 million of tax benefits, which if recognized, would affect our effective tax rate.

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Accrued interest and penalties as of the adoption date of FIN 48 were $7.4 million. We are subject to federal, state and local taxation in the U.S. and in foreign jurisdictions. With a few exceptions in jurisdictions that are immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998. Our 2004 tax year is currently under examination by the U.S. tax authorities.

We expect that, within the next twelve months, we will make an estimated settlement payment of $3.4 million on one uncertain tax position relating to the deductibility of acquired intangibles. We expect that we will recover the value of this settlement through amortization. There was not a material change in estimates during the quarter ended March 30, 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

NOTE 9.  VARIABLE INTEREST ENTITIES

We participate in joint ventures, partnerships, and partially-owned limited liability companies formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by these entities. Some of these entities are variable interest entities (“VIE”) as defined by FIN 46(R). We consolidate one of the limited liability companies, Advatech, LLC (“Advatech”), of which we are a 60% owner and the primary beneficiary. We have not guaranteed any bank debt on behalf of Advatech. One of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations. Advatech provides design, engineering, construction and construction management services to its customers relating to a specific technology involving flue gas desulfurization processes. Advatech’s total revenues were $101.5 million and $41.3 million for the three months ended March 30, 2007 and March 31, 2006, respectively. In addition, we consolidated the following assets of Advatech into our financial statements as of March 30, 2007 and December 29, 2006:

	March 30, 2007	December 29, 2006
	(In thousands)
Cash	$14,121	$38,627
Net accounts receivable	50,094	64,839
Other assets	32,847	25,295
	$97,062	$128,761

NOTE 10.  SUBSEQUENT EVENT

On April 2, 2007, we acquired CRI Resources, Inc. (“CRI”), a privately-held company specializing in leasing demolition and wrecking equipment, through a debt-for-equity swap under Chapter 11 of the United States Bankruptcy Court Central District of California Los Angeles Division. The purchase price was approximately $17.7 million, which represents the amount of our receivable from CRI and an amount we pursued as a creditor claim in their bankruptcy proceedings.

NOTE 11.  SUPPLEMENTAL GUARANTOR INFORMATION

Prior to the quarter ended September 29, 2006, we were required to provide supplemental guarantor information because substantially all of our domestic operating subsidiaries had guaranteed our obligations under our 11½% Senior Notes (“11½% Notes”). Each of the subsidiary guarantors had fully and unconditionally guaranteed our obligations on a joint and several basis. On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% Notes. Therefore, the supplemental guarantor disclosure information is no longer required.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this discussion in conjunction with: the section “Risk Factors,” beginning on page 42; the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006, which was previously filed with the Securities and Exchange Commission (“SEC”).

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

Revenues for Three Months Ended March 30, 2007

Consolidated revenues for the three months ended March 30, 2007 increased 13.8% over the consolidated revenues for the three months ended March 31, 2006. This increase was driven by a significant acceleration in revenue growth in our state and local government business, as well as robust demand for the services we provide to private sector clients and international clients. Conversely, we experienced a modest decrease in federal sector revenues compared to the first quarter of fiscal 2006.

Because our business continues to grow and change, during the fiscal year ended December 29, 2006, we implemented a new process and refined our definitions for identifying contract revenues by client type. For our discussion and analysis of the quarter ended March 30, 2007 compared with the quarter ended March 31, 2006, we have reallocated the revenue identified with each market sector for the quarter ended March 31, 2006 on the basis of the new system adopted in fiscal 2006 to provide comparability with the allocation for the quarter ended March 30, 2007. This reallocation of revenues has no effect on our segment reporting.

Revenues from our federal government clients for the three months ended March 30, 2007 decreased approximately 4% compared with the corresponding period last year. This decrease reflects a decline in revenues from a number of the contracts we hold with the Federal Emergency Management Agency (“FEMA”) to provide services, on a contingency basis, during emergencies and natural disasters. In the first quarter of 2006, we experienced unusually high demand under these contracts due to hurricane recovery activities in the Gulf Coast region. However, in the first quarter of 2007, this work was reduced significantly due to fewer disasters of the scale we experienced a year ago.

Another factor contributing to the decline was a temporary slowdown in demand for the operations and maintenance services we provide to the U.S. Army related to military activities in the Middle East. This slowdown was caused by short-term funding uncertainty in the second half of 2006 associated with the 2007 Department of Defense (“DoD”) appropriations bill. With the passage of the bill last fall, demand has returned to previous levels, and we expect revenues from operations and maintenance services to grow in the second half of our 2007 fiscal year.

Decreased demand in these areas of our federal business was partially offset by strong performance in other areas of our core federal business. We continued to experience high demand for the systems engineering and logistics management services we provide to the DoD. In addition, we experienced an increase in environmental, engineering and facilities projects, primarily under large bundled contracts in support of long-term DoD initiatives such as the Military Transformation and Base Realignment and Closure (“BRAC”) programs. Demand also was high for the services we provide to the Department of Homeland Security (“DHS”) for security preparedness and disaster response planning.

Revenues from our state and local government clients for the three months ended March 30, 2007 increased approximately 20% compared with the corresponding period last year. The increase reflects strong state economic conditions, fueled by increased state tax revenues. The passage of the highway and transit bill, the Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) in 2005 also continued to have a positive effect on revenues from our state and local government clients. In addition, we benefited from the approval of major bond initiatives over the last few years, to fund infrastructure improvement programs. As a result, states have increased spending on infrastructure improvement programs involving surface transportation systems, schools and water/wastewater treatment facilities.

Revenues from our domestic private industry clients for the three months ended March 30, 2007 increased 46% compared with the corresponding period last year. These results were driven by exceptionally high procurement activity in the emission control portion of our power sector work, as well as growth in our traditional engineering and environmental business. Our emission control business involves helping utilities comply with federal emissions regulations, such as the Clean Air Interstate and Clean Air Mercury Rules, which have accelerated mandates to reduce sulfur dioxide and mercury emissions. We also saw a significant increase in the engineering and environmental work we perform for multinational corporations under Master Service Agreements (“MSAs”), particularly from clients in the oil and gas sector. In addition, a portion of the revenue growth from private sector clients was due to a high level of subcontractor services and equipment cost pass-through under some contracts.

Revenues from our international clients for the three months ended March 30, 2007 increased approximately 22% compared with the corresponding period last year. Excluding the effect of foreign currency fluctuations, international revenues increased 18% due to favorable economic trends in Europe and Asia-Pacific, as well as growth in the work we perform for multinational clients outside the United States under MSAs. In Europe, stringent environmental regulations continue to drive demand for services under our MSAs, particularly with multinational clients in the oil and gas industry. We also benefited from a high level of procurement for transportation projects in the UK. In the Asia Pacific region, we continued to benefit from strong economic growth and increased government investment in water supply and transportation infrastructure.

Cash Flows and Debt

During the three months ended March 30, 2007, we used $48.2 million in cash from operations. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.) While net income increased during the first quarter of 2007 compared with the same period in 2006, cash flows from operations decreased by $8.7 million due primarily to advance payments previously received from and subsequently used on a flue gas desulphurization project, the timing of distributions from our unconsolidated affiliates and increases in tax and bonus payments, offset by the timing of payments from clients on accounts receivable and the timing of payments to vendors and subcontractors.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) remained the same at 10% as of March 30, 2007 and December 29, 2006.

Business Trends

We continue to see favorable long-term trends in the federal sector, including sustained demand for the operations and maintenance services we provide to the DoD to support military operations, as well as increased opportunities in the area of systems engineering and technical assistance services for the research, development, testing and evaluation of weapons systems. While the DoD baseline budget for 2007 was approved in September 2006, a supplemental funding bill for military operations in Iraq for the remainder of 2007 could potentially be delayed because of a dispute between Congress and the Administration over timetables for troop withdrawal. Delays in supplemental funding could have a short-term effect on our operations and maintenance business, particularly if work slows as a result or available funds are reallocated to support immediate priorities. However, the longer-term DoD budget outlook is positive. In February, the Administration submitted a $481.4 billion baseline DoD budget for 2008, an 11.3% increase from 2007, excluding the supplemental funding bill currently under debate.

In September 2006, Congress also approved a 7% increase in the DHS budget for 2007, which includes $4.3 billion for port security programs and $3.4 billion for emergency preparedness and prevention. These two items fund a large portion of our homeland security work. In addition, we anticipate infrastructure, facilities and environmental projects at military sites under new and existing DoD contracts will increase. We may also see increased opportunities for our URS and EG&G Divisions through the increasing use of large “bundled” contracts issued by the DoD, which typically require the provision of a full range of services at multiple sites throughout the world.

Finally, we expect that the most recent round of BRAC activities, which are designed to realign and reduce U.S. military infrastructure worldwide, will provide additional growth opportunities for our federal business over the next several years. Many of the U.S.’s military bases will require planning, design and environmental services before they can be realigned, closed or redeveloped. In February, Congress approved $2.5 billion to fund BRAC projects in fiscal 2007 and the President’s 2008 budget request includes $8.2 billion in BRAC funding.

We expect general fund spending by state and local government clients to continue to grow for the remainder of the 2007 fiscal year. Given the growing need to rebuild and modernize aging infrastructure and increasing tax receipts at the state level, we anticipate increased spending on infrastructure programs for which we provide services. We also expect the $287 billion highway funding bill, SAFETEA-LU, to continue to provide stable funding for current and new transportation projects through 2009. In February, Congress approved $48 billion for new highway and transit projects under SAFETEA-LU for fiscal 2007. In addition, we anticipate increased spending for major infrastructure programs because of bond issues that were approved by voters across the country over the last few years to fund highway, public building, and school improvement projects. During the first quarter of 2007, states and municipalities sold more than $100 billion in bonds for infrastructure work to implement these voter-approved bond initiatives.

While increased spending on infrastructure projects is beneficial to our business, rising costs of raw materials are leading to higher construction bids and depleting funds more quickly than many state and municipal agencies anticipated. In some cases, this is resulting in delays in the start-up of planning and design projects. We may also experience some project delays because of staffing shortages at some state and municipal agencies, which is impacting their ability to manage multiple large infrastructure programs concurrently.

We expect revenues from our domestic private industry clients to continue to increase for the remainder of the 2007 fiscal year. Many of our private industry clients are increasing capital expenditures as capacity utilization has grown to meet strong demand and to comply with new environmental regulations. We anticipate that the sustained profitability of clients in the oil and gas, power and mining sectors will continue to drive capital investment.

In addition, we anticipate continued growth in the emissions control portion of the power sector business, resulting from the requirements of the Clean Air Interstate and Clean Air Mercury Rules. These new rules are accelerating the requirements for power companies to cut sulfur dioxide and mercury emissions. We also expect to continue to benefit from our growing number of MSA contracts with multinational companies, further reducing the number of stand-alone consulting assignments and marketing costs associated with pursuing these assignments while improving our labor utilization levels.

The growth in MSAs in our domestic private sector business also has strengthened revenues from our international private sector clients. In Europe, we expect increasing demand for our engineering and facilities design services for the United Kingdom Ministry of Defense and for the U.S. DoD at military installations overseas. In addition, we may see further international opportunities due to more stringent environmental regulations from the European Union and increased investment in infrastructure. In the Asia-Pacific region, we expect strong economic growth to increase opportunities in the infrastructure market, and the increased global demand for mineral resources is expected to provide additional opportunities in the mining sector.

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

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended
	March 30, 2007	March 31, 2006	Increase (decrease)	Percentage increase (decrease)
	(In millions, except percentages)
Revenues	$1,135.6	$998.1	$137.5	13.8%
Direct operating expenses	741.6	631.3	110.3	17.5%
Gross profit	394.0	366.8	27.2	7.4%
Indirect, general and administrative expenses	336.3	319.2	17.1	5.4%
Operating income	57.7	47.6	10.1	21.2%
Interest expense	3.9	5.1	(1.2)	(23.5%)
Income before taxes	53.8	42.5	11.3	26.6%
Income tax expense	22.3	18.0	4.3	23.9%
Minority interest in income of consolidated subsidiaries, net of tax	1.1	0.3	0.8	266.7%
Net income	$30.4	$24.2	$6.2	25.6%
Diluted earnings per share	$.58	$.47	$0.11	23.4%

Three Months ended March 30, 2007 compared with March 31, 2006

Our consolidated revenues for the three months ended March 30, 2007 increased by 13.8% compared with the corresponding period last year. The increase was due primarily to higher volumes of work performed for the state and local government clients, domestic private industry clients, and international clients during the three months ended March 30, 2007, compared with the same period last year.

The following table presents our consolidated revenues by client type for the three months ended March 30, 2007 and March 31, 2006.

	Three Months Ended
	March 30, 2007	March 31, 2006	Increase (decrease)	Percentage increase (decrease)
Revenues	(In millions, except percentages)
Federal government clients	$463	$484	$(21)	(4%)
State and local government clients	254	212	42	20%
Domestic private industry clients	304	208	96	46%
International clients	115	94	21	22%
Total Revenues	$1,136	$998	$138	14%

Revenues from our federal government clients for the three months ended March 30, 2007 decreased approximately 4% compared with the corresponding period last year. This decrease reflects a decline in revenues from a number of contracts we hold with the FEMA to provide services, on a contingency basis, during emergencies and natural disasters. In the first quarter of 2006, we experienced unusually high demand under these FEMA contracts due to hurricane recovery activities in the Gulf Coast region. However, in the first quarter of 2007, our work was reduced significantly due to fewer disasters of the scale the Gulf Coast region experienced a year ago.

Another factor contributing to the decline was a temporary slowdown in demand for the operations and maintenance services we provide to the U.S. Army related to military activities in the Middle East. This slowdown was caused by short-term funding uncertainty in the second half of 2006 associated with the 2007 DoD appropriations bill. With the passage of the bill last fall, demand has returned to previous levels, and we expect revenues from operations and maintenance services to grow in the second half of our 2007 fiscal year.

Decreased demand in these areas of our federal business was partially offset by strong performance in other areas of our core federal business. We continued to experience high demand for the systems engineering and logistics management services provided by our EG&G Division to the DoD. In addition, our URS Division experienced an increase in environmental, engineering and facilities projects, primarily under large bundled contracts in support of long-term DoD initiatives such as the Military Transformation and BRAC programs. Demand also was high for the services we provide to the DHS for security preparedness and disaster response planning.

We derive the majority of our work in the state and local government, domestic private industry and international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended March 30, 2007 can be found beginning on page 33.

Our consolidated direct operating expenses for the three months ended March 30, 2007, which consist of direct labor, subcontractor costs and other direct expenses, increased by 17.5% compared with the corresponding period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

Our consolidated gross profit for the three months ended March 30, 2007 increased by 7.4% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Because of the increased use of subcontractors and acquisitions of project-related materials, which bear lower profit margins than projects performed by our employees, our gross profit for the three months ended March 30, 2007 grew at a slower pace than our revenues.

Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended March 30, 2007 increased by 5.4% compared with the corresponding period last year. Approximately $13.6 million of the increase was due to employee benefit costs, resulting from both an increase in headcount and an increase in cost per employee, including an increase in stock compensation cost of $2.8 million. In addition, there was an increase in indirect labor of $5.5 million, primarily because of our higher employee headcount.

Our consolidated interest expense for the three months ended March 30, 2007 decreased due to lower debt balances and repayments of our long-term debt.

Our effective income tax rates for the three months ended March 30, 2007 and March 31, 2006 were 41.5% and 42.3%, respectively.

Our consolidated operating income and net income increased because of the factors previously described.

Reporting Segments

Three months ended March 30, 2007 compared with March 31, 2006

	Revenues	Direct Operating Expenses	Gross Profit	Indirect, General and Administrative	Operating Income (Loss)
	(In millions, except percentages)
Three months ended March 30, 2007
URS Division	$793.4	$497.1	$296.3	$241.0	$55.3
EG&G Division	345.0	247.1	97.9	81.7	16.2
Eliminations	(2.8)	(2.6)	(0.2)	—	(0.2)
	1,135.6	741.6	394.0	322.7	71.3
Corporate	—	—	—	13.6	(13.6)
Total	$1,135.6	$741.6	$394.0	$336.3	$57.7

Three months ended March 31, 2006
URS Division	$643.3	$374.7	$268.6	$226.3	$42.3
EG&G Division	360.4	261.8	98.6	83.3	15.3
Eliminations	(5.6)	(5.2)	(0.4)	—	(0.4)
	998.1	631.3	366.8	309.6	57.2
Corporate	—	—	—	9.6	(9.6)
Total	$998.1	$631.3	$366.8	$319.2	$47.6

Increase (decrease) for the three months ended March 30, 2007 and March 31, 2006
URS Division	$150.1	$122.4	$27.7	$14.7	$13.0
EG&G Division	(15.4)	(14.7)	(0.7)	(1.6)	0.9
Eliminations	2.8	2.6	0.2	—	0.2
	137.5	110.3	27.2	13.1	14.1
Corporate	—	—	—	4.0	(4.0)
Total	$137.5	$110.3	$27.2	$17.1	$10.1

Percentage increase (decrease) for the three months ended March 30, 2007 vs. March 31, 2006
URS Division	23.3%	32.7%	10.3%	6.5%	30.7%
EG&G Division	(4.3%)	(5.6%)	(0.7%)	(1.9%)	5.9%
Eliminations	(50.0%)	(50.0%)	(50.0%)	—	(50.0%)
Corporate	—	—	—	41.7%	41.7%
Total	13.8%	17.5%	7.4%	5.4%	21.2%

URS Division

The URS Division’s revenues for the three months ended March 30, 2007 increased 23.3% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the three months ended March 30, 2007 and March 31, 2006.

	Three Months Ended
	March 30, 2007	March 31, 2006	Increase	Percentage increase (decrease)
Revenues	(In millions, except percentages)
Federal government clients	$118	$124	$(6)	(5%)
State and local government clients	254	212	42	20%
Domestic private industry clients	304	208	96	46%
International clients	115	94	21	22%
Total revenues	$791	$638	$153	24%

Revenues from the URS Division’s federal government clients for the three months ended March 30, 2007 decreased by 5% compared with the corresponding period last year. This decrease reflects a decline in revenues from a number of contracts we hold with the FEMA to provide services, on a contingency basis, during emergencies and natural disasters. In the first quarter of 2006, we experienced unusually high demand under these FEMA contracts due to hurricane recovery activities in the Gulf Coast region. In the first quarter of 2007, our work was reduced significantly due to fewer disasters of the scale the Gulf Coast region experienced a year ago. By contrast, we experienced an increase in environmental, engineering and facilities projects, primarily under large bundled contracts for the DoD. We also performed work for the DoD in support of the BRAC program, which is designed to realign and consolidate U.S. military infrastructure worldwide. Demand also was high for the services we provide to the DHS for security preparedness and disaster response planning.

Revenues from our state and local government clients for the three months ended March 30, 2007 increased by 20% compared with the corresponding period last year. In the first quarter, we experienced favorable market conditions in this sector of our business as states increased infrastructure spending on surface transportation, schools and water/wastewater projects. The passage of SAFETEA-LU in 2005 also continued to have a positive effect on revenues from our state and local government clients. In addition, we benefited from increased spending for major infrastructure programs as a result of bond issues that were approved over the last few years to fund highway, public building, school and water/wastewater improvement projects in many states. During the first quarter of 2007, states and municipalities sold more than $100 billion in bonds for infrastructure work as they began implementing these voter-approved bond initiatives.

Revenues from our domestic private industry clients for the three months ended March 30, 2007 increased by 46% compared with the corresponding period last year. These results were primarily driven by exceptionally high procurement activity in the emission control portion of our power sector work, as well as growth in our traditional engineering and environmental business. Our emission control business involves helping utilities comply with federal emissions regulations, such as the Clean Air Interstate and Clean Air Mercury Rules, which have accelerated mandates to reduce sulfur dioxide and mercury emissions.

We also saw a significant increase in the engineering and environmental work we perform for multinational corporations under MSAs, particularly from clients in the oil and gas sector. Many of our oil and gas industry clients have achieved record profitability as a result of higher fuel prices and are using a portion of these profits to fund capital improvement projects. These projects include refinery upgrades, environmental control improvements, and pipeline and remediation projects. We also benefited from strong demand for engineering and environmental services because of increased capital expenditures by clients in the energy and mining sectors. In addition, a portion of the revenue growth from private sector clients was due to a high level of subcontractor services and equipment cost pass-through under some contracts.

Revenues from our international clients for the three months ended March 30, 2007 increased by 22% compared with the corresponding period last year. Approximately 4% of the increase was due to net foreign currency gains. The remaining 18% of the increase was largely the result of favorable economic trends in Europe and Asia-Pacific, as well as growth in the work we perform for multinational clients outside the U.S. under MSAs.

In Europe, stringent environmental regulations continue to drive demand for services under our MSAs, particularly with multinational clients in the oil and gas industry. We also benefited from a high level of procurement for transportation projects in the UK. In the Asia Pacific region, we continued to benefit from strong economic growth and increased government investment in water supply and transportation infrastructure.

The URS Division’s direct operating expenses for the three months ended March 30, 2007 increased by 32.7% compared with the corresponding period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

The URS Division’s gross profit for the three months ended March 30, 2007 increased by 10.3% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Because of the increased use of subcontractors and acquisitions of project-related materials, which bear lower profit margins than projects performed by our employees, the URS Division’s gross profit for the three months ended March 30, 2007 grew at a slower pace than revenues.

The URS Division’s IG&A expenses for the three months ended March 30, 2007 increased by 6.5% compared with the corresponding period last year. Approximately $7.2 million of the increase was due to employee benefit costs resulting from both an increase in employee headcount and an increase in cost per employee, including stock compensation cost. The majority of the remaining increase was due to a $5.2 million increase in indirect labor.

EG&G Division

The EG&G Division’s revenues for the three months ended March 30, 2007 decreased by 4.3% compared with the corresponding period last year. The decrease reflects a temporary slowdown in demand for operations and maintenance services we provided to the U.S. Army related to military activity in the Middle East. This slowdown was caused by short-term funding uncertainty in the second half of 2006 associated with the 2007 DoD appropriations bill. With the passage of this bill last fall, demand for operations and maintenance services is returning to previous levels, and we expect revenues from operations and maintenance services to grow in the second half of our 2007 fiscal year. By contrast, demand grew for our engineering and technical assistance to research, develop, test and evaluate weapons systems. We also experienced increased demand in the logistics management services we provide to a variety of federal agencies. Demand also was high for the services we provide to the DHS for security preparedness and disaster response planning.

The EG&G Division’s direct operating expenses for the three months ended March 30, 2007 decreased by 5.6% compared with the corresponding period last year. The decrease in revenues drove a decrease in our direct operating expenses. The decrease in the use of subcontractors caused direct operating expenses to decrease at a faster rate than revenues.

The EG&G Division’s gross profit for the three months ended March 30, 2007 decreased by 0.7% compared with the corresponding period last year. Because of the decreased use of subcontractors, which bear lower profit margins than projects performed by our employees, the EG&G Division’s gross profit for the three months ended March 30, 2007 decreased at a slower pace than revenues.

The EG&G Division’s IG&A expenses for the three months ended March 30, 2007 decreased by 1.9% compared with the corresponding period last year. The decrease was primarily due to a lower business volume. The EG&G Division's indirect expenses are generally variable in nature and, as such, any decrease in business volume tends to result in lower indirect expenses.

Liquidity and Capital Resources

	Three Months Ended,
	March 30, 2007	March 31, 2006
	(In millions)
Cash flows used by operating activities	$(48.2)	$(39.5)
Cash flows used by investing activities	(4.8)	(5.1)
Cash flows provided by financing activities	28.3	2.8

During the three months ended March 30, 2007, our primary sources of liquidity were cash flows from financing activities. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. If we experience a significant change in our business, such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our experience with business acquisitions.

Billings and collections on accounts receivable can affect our operating cash flows. Our management has placed significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivable as of March 30, 2007 and has deemed it to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs. Billings in excess of cost as of March 30, 2007 and December 29, 2006 were $126.1 million and $168.3 million, respectively. The decrease in billings in excess of cost was primarily due to advance payments previously received from and subsequently used on a flue gas desulphurization project. Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.

Operating Activities

Our cash flows from operating activities are typically negative in the first quarter of our fiscal year because of bonus payments made in addition to regular quarterly tax payments. The decrease in cash flows from operating activities was primarily due to advance payments previously received from and subsequently used on a flue gas desulphurization project, timing of distributions from our unconsolidated affiliates and increases in tax payments and bonus payments. These decreases were partially offset by the timing of payments to vendors and subcontractors and by changes in accounts receivable, resulting from the timing of payments from clients.

Investing Activities

As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general- purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases and business acquisitions, during the three months ended March 30, 2007 and March 31, 2006 were $4.8 million and $5.1 million, respectively.

Financing Activities

The increase in cash flows from financing activities was primarily due to changes in book overdrafts.

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of March 30, 2007.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of March 30, 2007:
Credit Facility:
Term loan	$114,000	$—	$28,500	$85,500	$—
Capital lease obligations	50,864	15,171	23,627	11,459	607
Notes payable, foreign credit lines and other indebtedness (1)	2,867	1,314	901	564	88
Total debt	167,731	16,485	53,028	97,523	695
Pension funding requirements (2)	126,185	13,595	32,690	20,156	59,744
Purchase obligations (3)	5,651	3,054	2,597	—	—
Interest (4)	31,069	10,811	16,396	3,836	26
Asset retirement obligations	4,326	184	572	1,317	2,253
Other contractual obligations (5)	26,045	7,484	10,112	3,411	5,038
Operating lease obligations (6)	439,547	96,309	158,616	103,695	80,927
Total contractual obligations	$800,554	$147,922	$274,011	$229,938	$148,683

(1)	Amounts shown exclude remaining original issue discounts of $45 thousand for notes payable.

(2)
These pension funding requirements for the EG&G pension plans, the Dames & Moore Final Salary Pension Fund in the United Kingdom, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan (“SERP”) with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $11.8 million into a rabbi trust for our CEO’s SERP within 15-days of the earlier of (1) a request by the CEO or (2) the termination of the CEO’s employment for any reason, including death.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)
Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate as of March 30, 2007.

(5)
Other contractual obligations include contractual payments to former employees and Financial Accounting Standards Board's Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) tax liabilities, including interest.

(6)	These operating leases are predominantly real estate leases.

Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:

•
As of March 30, 2007, we had $62.6 million in standby letters of credit under our Credit Facility. We use letters of credit primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the credit facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $9.5 million at March 30, 2007.

•	As of March 30, 2007, the amount of the guarantee used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries was $9.8 million.

•
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

Credit Facility. Our senior credit facility (“Credit Facility”) consists of a six-year term loan of $350.0 million and a five-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of March 30, 2007, we had $114.0 million outstanding under the term loan, $62.6 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The applicable margin will change based upon our credit rating as reported by Moody’s Investor Services and Standard & Poor’s. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of March 30, 2007 and December 29, 2006, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of March 30, 2007 and December 29, 2006, the interest rates on our term loan were 6.35% and 6.36%, respectively.

As of March 30, 2007, we were in compliance with all of the covenants of our Credit Facility.

Revolving Line of Credit. A summary of our revolving line of credit information is as follows:

	Three Months Ended March 30, 2007	Year Ended December 29, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.2%	7.6%
Average daily revolving line of credit balances	$6.9	$0.4
Maximum amounts outstanding at any one point	$40.3	$21.8

Notes payable, foreign credit lines and other indebtedness. As of March 30, 2007 and December 29, 2006, we had outstanding amounts of $2.8 million and $7.9 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.9% and 6.1% as of March 30, 2007 and December 29, 2006, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of March 30, 2007, we had $13.8 million in lines of credit available under these facilities, with no amount outstanding. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. The interest rate was 6.2% as of December 29, 2006.

Capital Leases. As of March 30, 2007 and December 29, 2006, we had $50.9 million and $46.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases. As of March 30, 2007, we had approximately $439.5 million in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the three months ended March 30, 2007, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we may enter into derivative financial instruments in the future depending on changes in interest rates.

Income Taxes

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

On December 30, 2006, the beginning of our 2007 fiscal year, we adopted the provisions of FIN 48. As of December 30, 2006, we had $20.1 million of unrecognized tax benefits. The cumulative effect of the adoption of FIN 48 was a reduction in retained earnings of $4.3 million. Included in the balance of unrecognized tax benefits at the date of adoption were $13.8 million of tax benefits, which if recognized, would affect our effective tax rate.

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. Accrued interest and penalties as of the adoption date of FIN 48 were $7.4 million. We are subject to federal, state and local taxation in the U.S. and in foreign jurisdictions. With a few exceptions in jurisdictions that are immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998. Our 2004 tax year is currently under examination by the U.S. tax authorities.

We expect that, within the next twelve months, we will make an estimated settlement payment on one uncertain tax position relating to the deductibility of acquired intangibles. As a result of this settlement, the total unrecognized tax benefit is expected to decrease by $3.4 million. We also expect that we will recover the value of the lost deduction through amortization in amended returns and in those yet to be filed through the year 2013. There is no material change in estimates during the quarter ended March 30, 2007.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 1 of this report. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, after considering materiality. Historically, our estimates have not materially differed from actual results. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties. Consequently, actual results could differ from our estimates.

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition, and require complex management judgment are included in our Annual Report on Form 10-K for the year ended December 29, 2006. To date, there have been no material changes to these critical accounting policies during the three months ended March 30, 2007, except for the adoption of FIN 48.

Adopted and Recently Issued Statements of Financial Accounting Standards

We adopted FIN 48, effective December 30, 2006, which is the beginning of our 2007 fiscal year. FIN 48 prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 establishes rules for recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. FIN 48 requires that we report the cumulative effect of applying the interpretation as an adjustment to the beginning balance of retained earnings as of December 30, 2006. A more detailed discussion of the effect of the adoption of FIN 48 is included in Note 8, “Income Taxes” of our consolidated financial statements under Item 1 of this report.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, certain excise taxes and some industry-specific taxes. A consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or a net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented on a net basis, then the amount of such taxes that are recognized on a gross basis must be disclosed. We adopted EITF 06-3 on our effective date of December 30, 2006. We present revenues net of sales and value-added taxes in our results of operations. The amount of taxes we collected from our customers and remitted to government authorities are immaterial to our consolidated revenues.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, the changes in a defined benefit plan’s funded status that are not recognized as components of net periodic benfit cost. We adopted the recognition and disclosure provisions of SFAS 158, effective on December 29, 2006, which was the end of our fiscal year 2006. The requirement to measure our defined benefit plan assets and benefit obligations as of the date of our fiscal year-end will be effective for us for the fiscal year ending in December 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $114.0 million under our Credit Facility at March 30, 2007, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $0.7 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $0.7 million.

Foreign currency risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $1.0 million of foreign currency translation gains for the three months ended March 30, 2007 and $44 thousand of foreign currency translation gains for the three months ended March 31, 2006. The currency exposure is not material to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors that were disclosed in Part I, Item 1A of our Form 10-K since the year ended on December 29, 2006. In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following factors could affect our financial condition and results of operations:

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

We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and indefinite delivery contracts (“IDCs”). Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of March 30, 2007, our backlog was approximately $5.0 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period because clients may modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders. If we do not realize a substantial amount of our book of business, our operations could be harmed and our future revenues could be significantly reduced.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.

We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (the “FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Services Contract Act and the DoD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs, and if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Revenues from federal government contracts and state and local government contracts represented approximately 41% and 22%, respectively, of our total revenues for the three months ended March 30, 2007. Government contracts are awarded through a regulated procurement process. The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors who have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

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

Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net purchased intangible assets were $994.5 million as of March 30, 2007. If any of our goodwill or intangible assets were to become impaired, we would be required to write off the impaired amount, which may significantly reduce or eliminate our profits.

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

A portion of our environmental business involves the planning, design, program management, construction management and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we have contracts with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean up can be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Interstate Rule, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability; however, we are currently not subject to any material claims under environmental laws and regulations.

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

Revenues under contracts with the DoD and other defense-related clients represented approximately 33% of our total revenues for the three months ended March 30, 2007. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

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

As a professional and technical services company, we are labor intensive, and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, we rely heavily upon the expertise and leadership of our senior management. The failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

As of March 30, 2007, we had $114.0 million of total outstanding indebtedness and $62.6 million in letters of credit outstanding against our revolving line of credit. This level of indebtedness could negatively affect us because it may impair our ability to borrow in the future and make us more vulnerable in an economic downturn. Our current credit facility contains customary financial, affirmative and negative covenants for a company with a similar financial position to ours. As of March 30, 2007, we were in compliance with all the covenants of our credit facility.

Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, could restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of March 30, 2007, our debt service obligations, comprised of principal and interest (excluding capital leases), during the next twelve months will be approximately $5.4 million. Based on the current outstanding indebtedness of $114.0 million under our current credit facility, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $0.7 million.

Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.

As a multinational company, we have operations in over 20 countries and we derived 10% and 9% of our revenues from international operations for the three months ended March 30, 2007 and March 31, 2006, respectively. International business is subject to a variety of risks, including:

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

We rely on third party software to run our critical accounting, project management and financial information systems. For example, we relied on one software vendor’s products to process approximately 68% of our total revenues as of March 30, 2007. We also depend on our third party software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Force majeure events, including natural disasters and terrorists’ actions have negatively impacted and could further negatively impact the economies in which we operate, which may affect our financial condition, results of operations or cash flows.

Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005, and terrorist attacks, such as those that occurred in New York and Washington, D.C. on September 11, 2001, could negatively impact the economies in which we operate. For example, Hurricane Katrina caused several of our Gulf Coast offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes. In addition, during the September 11, 2001 terrorist attacks, several of our offices were shut down due to terrorist attack warnings.

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

As of March 30, 2007, approximately 7% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the first quarter of 2007.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)
December 30, 2006 - January 26, 2007	—	—	—	—
January 27, 2007 - February 23, 2007	22	$44.33	—	—
February 24, 2007 - March 30, 2007	—	—	—	1,546
Total	22		—	1,546

(1)
All purchases were made pursuant to our Stock Incentive Plans, which allow our employees to surrender shares of our common stock as payments toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our Stock Incentive Plans and ESPP for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006). Our stock repurchase program will terminate on January 1, 2010. No purchases have been made pursuant to this publicly-announced repurchase program during the quarter ended March 30, 2007.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a) Exhibits

10.1
2007 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan, filed as Exhibit 10.1 to our Form 8-K, dated March 22, 2007, and incorporated herein by reference.

10.2
Form of Director Indemnification Agreement filed as Exhibit 10.4 to our Form 10-Q for the quarter ended April 30, 2004, agreed to between URS Corporation and Douglas W. Stotlar, and incorporated herein by reference.

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

URS CORPORATION

Dated: May 8, 2007	By:	/s/ Reed N. Brimhall
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