Form 10-Q
period 2007-06-29
URS CORP /NEW/
filed 2007-08-08
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Large accelerated filer ☒  Accelerated filer ☐  Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $.01 par value	53,354,527

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “will,” “budget,” “forecast,” “could,” “should,” “potential,” “continue,” and similar terms used in reference to the timing of and the satisfaction of conditions to our merger with Washington Group International; future debt obligations; future revenues, services and business trends; future financial results; future accounting policies and tax estimates; future retirement benefit obligations; future legal claims, commitments and contingencies; future insurance coverage; future capital resources; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements. These factors include, but are not limited to: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and control costs; our and our partners’ ability to bid on, win, perform and renew contracts and projects; environmental issues and liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with changes in equity-based compensation requirements; our leveraged position and ability to service our debt; our future indebtedness upon the completion or termination of our proposed merger with Washington Group International; risks associated with international operations; business activities in high security risk countries; project management and accounting software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 30, Risk Factors beginning on page 54, the risk factors in our preliminary joint proxy statement/prospectus, as amended, filed with the SEC on July 19, 2007 as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. These forward-looking statements represent only our current intentions, beliefs or expectations, and any forward-looking statement speaks only as of the date on which it was made. We assume no obligation to revise or update any forward-looking statements.

PART I.	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets
	June 29, 2007 and December 29, 2006	3
	Consolidated Statements of Operations and Comprehensive Income
	Three months and six months ended June 29, 2007 and June 30, 2006	4
	Consolidated Statements of Cash Flows
	Six months ended June 29, 2007 and June 30, 2006	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

PART I
FINANCIAL INFORMATION

I       ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except per share data)

	June 29, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents, including $35,770 and $44,557 of short-term money market funds, respectively	$63,511	$89,502
Accounts receivable, including retainage of $39,391 and $37,368, respectively	684,585	680,631
Costs and accrued earnings in excess of billings on contracts in process	585,134	552,526
Less receivable allowances	(38,313)	(50,458)
Net accounts receivable	1,231,406	1,182,699
Deferred tax assets	40,725	36,547
Prepaid expenses and other assets	86,243	65,405
Total current assets	1,421,885	1,374,153
Property and equipment at cost, net	170,011	163,142
Goodwill	1,006,832	989,111
Purchased intangible assets, net	3,339	3,839
Other assets	32,862	50,784
	$2,634,929	$2,581,029
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$819	$3,334
Current portion of long-term debt	16,487	19,120
Accounts payable and subcontractors payable, including retainage of $24,205 and $19,515, respectively	307,463	290,651
Accrued salaries and wages	234,371	230,905
Accrued expenses and other	79,157	73,704
Billings in excess of costs and accrued earnings on contracts in process	128,956	168,271
Total current liabilities	767,253	785,985
Long-term debt	116,004	149,494
Deferred tax liabilities	17,453	17,808
Other long-term liabilities	128,887	117,586
Total liabilities	1,029,597	1,070,873
Commitments and contingencies (Note 5)
Minority interest	6,768	3,469
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 53,107 and 52,309 shares issued, respectively; and 53,055 and 52,257 shares outstanding, respectively	531	523
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	999,711	973,892
Accumulated other comprehensive loss	(462)	(3,638)
Retained earnings	599,071	536,197
Total stockholders’ equity	1,598,564	1,506,687
	$2,634,929	$2,581,029

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Revenues	$1,246,798	$1,069,991	$2,382,393	$2,068,140
Direct operating expenses	835,277	690,931	1,576,831	1,322,235
Gross profit	411,521	379,060	805,562	745,905
Indirect, general and administrative expenses	343,059	316,874	679,414	636,045
Operating income	68,462	62,186	126,148	109,860
Interest expense	4,051	5,850	7,991	10,985
Income before income taxes and minority interest	64,411	56,336	118,157	98,875
Income tax expense	26,726	23,599	49,032	41,592
Minority interest in income of consolidated subsidiaries, net of tax	883	99	1,962	457
Net income	36,802	32,638	67,163	56,826
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefit	—	—	—	(2,366)
Foreign currency translation adjustments	2,206	2,538	3,176	2,582
Comprehensive income	$39,008	$35,176	$70,339	$57,042
Earnings per share (Note 1):
Basic	$.71	$.64	$1.31	$1.13
Diluted	$.70	$.63	$1.28	$1.11
Weighted-average shares outstanding (Note 1):
Basic	51,484	50,635	51,367	50,469
Diluted	52,782	51,519	52,444	51,425

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$67,163	$56,826
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,716	19,279
Amortization of debt issuance costs	857	929
Provision for doubtful accounts	1,727	2,948
Deferred income taxes	(634)	1,075
Stock-based compensation	13,924	7,909
Excess tax benefits from stock-based compensation	(4,022)	(2,609)
Minority interest in net income of consolidated subsidiaries	1,962	457
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(58,139)	(38,923)
Prepaid expenses and other assets	(15,282)	(25,045)
Accounts payable, accrued salaries and wages and accrued expenses	38,708	(33,757)
Billings in excess of costs and accrued earnings on contracts in process	(39,315)	12,132
Distributions from unconsolidated affiliates, net	8,424	17,640
Other, net	(10,377)	(7,729)
Total adjustments and changes	(42,451)	(45,694)
Net cash from operating activities	24,712	11,132
Cash flows from investing activities:
Capital expenditures, less equipment purchased through capital leases and equipment notes	(13,202)	(9,794)
Net cash from investing activities	(13,202)	(9,794)
Cash flows from financing activities:
Long-term debt principal payments	(35,769)	(68,481)
Long-term debt borrowings	—	552
Net borrowings (payments) under the lines of credit and short-term notes	(4,788)	5,018
Net change in book overdrafts	(2,515)	21,420
Capital lease and equipment note obligation payments	(6,889)	(8,834)
Excess tax benefits from stock-based compensation	4,022	2,609
Proceeds from employee stock purchase plan and exercise of stock options	8,438	22,089
Net cash from financing activities	(37,501)	(25,627)
Net decrease in cash and cash equivalents	(25,991)	(24,289)
Cash and cash equivalents at beginning of period	89,502	101,545
Cash and cash equivalents at end of period	$63,511	$77,256

Supplemental information:
Interest paid	$8,282	$9,408
Taxes paid	$46,894	$33,043

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$16,888	$—
Liabilities assumed	127	—
Non cash business acquisition	$16,761	$—
Equipment acquired through capital lease and equipment note obligations	$11,249	$18,651

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- UNAUDITED

NOTE 1. BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 30,400 employees providing services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and abroad.

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

You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006. The results of operations for the six months ended June 29, 2007 are not indicative of the operating results for the full year or for future years.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Cash and Cash Equivalents/Book Overdrafts

We consider all highly liquid investments with acquisition date maturities of three months or less to be cash equivalents. At June 29, 2007 and December 29, 2006, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.

At June 29, 2007 and December 29, 2006, cash and cash equivalents included $14.2 million and $38.7 million, respectively, held and used by our consolidated joint ventures.

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

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In thousands, except per share data)
Numerator — Basic
Net income	$36,802	$32,638	$67,163	$56,826
Denominator — Basic
Weighted-average common stock shares outstanding	51,484	50,635	51,367	50,469
Basic earnings per share	$.71	$.64	$1.31	$1.13
Numerator — Diluted
Net income	$36,802	$32,638	$67,163	$56,826
Denominator — Diluted
Weighted-average common stock shares outstanding	51,484	50,635	51,367	50,469
Effect of dilutive securities
Stock options and restricted stock awards and units	1,298	884	1,077	956
	52,782	51,519	52,444	51,425
Diluted earnings per share	$.70	$.63	$1.28	$1.11

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

In our computation of diluted EPS, we excluded the following potential shares of issued and unexercised stock options, and unvested restricted stock awards and units, which have an anti-dilutive effect on EPS.

	June 29, 2007	June 30, 2006
	(In thousands)
Shares of anti-dilutive stock options and unvested restricted stock awards and units	—	420

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, certain excise taxes and some industry-specific taxes. A consensus had been reached that entities may adopt a policy of presenting these taxes within the income statement on either a gross or a net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented on a net basis, then the amount of such taxes that are recognized on a gross basis must be disclosed. We adopted EITF 06-3 on our effective date of December 30, 2006. We present revenues net of sales and value-added taxes in our results of operations. The amount of taxes we collected from our customers and remitted to governmental authorities was immaterial to our consolidated revenues.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status as a component of net periodic benefit cost. We adopted the recognition and disclosure provisions of SFAS 158, effective on December 29, 2006, which was the end of our fiscal year 2006. The requirement to measure our defined benefit plan assets and benefit obligations as of the date of our fiscal year-end will be effective for us for the fiscal year ending in December 2008.

NOTE 2. PROPERTY AND EQUIPMENT AND GOODWILL

Property and Equipment

Property and equipment consists of the following:

	June 29, 2007	December 29, 2006
	(In thousands)
Equipment	$292,143	$271,593
Furniture and fixtures	45,967	44,328
Leasehold improvements	50,926	47,431
Construction in progress	9,448	8,897
	398,484	372,249
Accumulated depreciation and amortization	(228,473)	(209,107)
Property and equipment at cost, netAccumulated amortization	$170,011	$163,142

As of June 29, 2007 and December 29, 2006, we have capitalized internal-use software development costs of $69.4 million and $67.8 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

We depreciate property and equipment using the following estimated useful lives:

Estimated Useful Life
Equipment	4 - 10 years
Capital leases	3 - 10 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	6 months - 20 years

Depreciation expense related to property and equipment and amortization expense related to purchased intangible assets for the three and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In millions)

Depreciation expense	$9.8	$9.6	$19.2	$18.4
Amortization expense	$0.2	$0.5	$0.5	$0.9

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Goodwill

As of June 29, 2007 and December 29, 2006, our consolidated goodwill was $1,006.8 million and $989.1 million, respectively. The net increase of $15.9 million for the six months ended June 29, 2007 was due primarily to our acquisition of CRI Resources, Inc. (“CRI”), a privately-held company specializing in leasing demolition and wrecking equipment.

Business Combinations

On May 27, 2007, we entered into a definitive agreement to acquire Washington Group International (“WGI”), an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services. Under the terms of the agreement, we will exchange 0.772 of a share of our common stock and pay $43.80 in cash without interest for each share of WGI stock, for a total consideration of approximately $2.7 billion, based on the average of the closing market price of URS common stock for the period beginning two trading days before and ending three trading days after May 28, 2007, the day the merger was announced. The transaction is expected to close during the second half of 2007, pending finalization of our preliminary joint proxy statement/prospectus which was filed on July 19, 2007 and is currently being reviewed by the U.S. Securities and Exchange Commission, approvals from URS and WGI stockholders and satisfaction of other conditions contained in our merger agreement. The financial statements and other information contained in this document relate to URS Corporation as a standalone entity and do not reflect the results of the proposed merger of WGI.

In order to complete the proposed merger with WGI, we have obtained a commitment for the funding of approximately $2.1 billion of new term loans and revolving debt financing, with the option of adding up to $500 million in synthetic letter of credit financing and up to $300 million in additional term loans. Proceeds from the initial financing will be used, in part, to fund the cash portion of the consideration paid to WGI’s stockholders. As of June 29, 2007, we had $79.0 million outstanding under the existing term loan. After the merger, we expect that we will have approximately $1.4 billion outstanding under the new term loans for the combined company.

Either party may terminate the definitive merger agreement in specified circumstances, including: if the merger is not consummated by December 27, 2007, unless that date is extended to May 27, 2008; if the WGI stockholders fail to approve the merger; if the URS stockholders fail to approve the issuance of URS common stock required to consummate the merger; if a governmental entity prohibits the merger; if the other party breaches any representation, warranty, covenant or agreement of the merger agreement with the result that the conditions to the merger are not satisfied; if the other party’s board of directors withdraws its approval or recommendation of the merger agreement; or if a party receives an unsolicited bona fide written merger proposal that is a superior proposal.

If the merger agreement is terminated, WGI may be required in specified circumstances to pay a termination fee of $70.0 million to us, and we may be required in specified circumstances to pay a termination fee of $70.0 million to WGI.

On April 2, 2007, we acquired CRI through a debt-for-equity swap under Chapter 11 of the United States Bankruptcy Court Central District of California Los Angeles Division. The purchase price, net of cash acquired, was approximately $16.8 million, which represented the amount of our receivable from CRI and resulted in no gain or loss on the transaction.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

NOTE 3. EMPLOYEE RETIREMENT PLANS

Executive Plan

During December 2006, we entered into a new employment agreement with our Chief Executive Officer (“CEO”), which included an amended and restated Supplemental Executive Retirement Agreement (the “Executive Plan”) revising the CEO’s annual lifetime retirement benefit and other benefits. The Executive Plan benefits are based on the CEO's “final average annual compensation,” which is the sum of the CEO's base salary plus target bonus established for him under our incentive compensation program during the consecutive 36-month period in his final 60 months of employment in which the average compensation was the highest, but, solely for purposes of the calculations, the base salary shall not be higher than $950,000 nor shall the target bonus be higher than 120% of the base salary.

Under the terms of the Executive Plan, we are obligated to fund into a rabbi trust the lump sum value of the Executive Plan benefits within 15-days of the earlier of (1) a request by the CEO or (2) the termination of the CEO’s employment for any reason, including death. The components of our net periodic pension costs related to the Executive Plan for the three and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In thousands)
Amortization of net (gain)/loss	$(2)	$8	$(4)	$16
Service cost	172	—	344	—
Interest cost	153	140	306	280
Net periodic benefit cost	$323	$148	$646	$296

Radian SERP and SCA

The URS Division maintains two non-qualified defined benefit plans, a supplemental executive retirement plan and a salary continuation agreement (the “Radian SERP and SCA”), which were acquired as part of the Dames & Moore Group, Inc. acquisition in 1999. Their purpose is to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the Radian SERP and SCA for the three and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In thousands)
Amortization of net loss	$17	$17	$34	$34
Service cost	1	—	2	—
Interest cost	154	157	308	314
Net periodic benefit cost	$172	$174	$344	$348

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Final Salary Pension Fund

As part of the acquisition of the Dames & Moore Group, Inc., we assumed the Dames & Moore United Kingdom Final Salary Pension Fund (the “Final Salary Pension Fund”). The components of our net periodic pension costs relating to the Final Salary Pension Fund for the three months and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In thousands)
Service cost (1)	$—	$195	$—	$382
Interest cost	280	225	557	442
Expected return on plan assets	(128)	(105)	(255)	(206)
Amortization of:
Transition obligation	—	20	—	40
Net loss	49	48	97	93
Net periodic benefit cost (2)	$201	$383	$399	$751

(1)
Pursuant to a formal curtailment plan effective in December 2006, we eliminated the accrual of defined benefits for all future services and therefore, we incurred no service costs related to the Final Salary Pension Fund for the three months and the six months ended June 29, 2007.

(2)	We used the current rate method in translating our net periodic pension costs to the US dollar.

During the six months ended June 29, 2007, we made cash contributions of $0.3 million to the Final Salary Pension Fund for the 2007 plan year. We currently expect to make additional cash contributions during fiscal year 2007 of approximately $0.4 million to the Final Salary Pension Fund.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

EG&G Pension Plan

The components of our net periodic pension costs relating to the EG&G pension plan for the three months and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In thousands)
Service cost	$1,750	$1,825	$3,500	$3,650
Interest cost	2,500	2,350	5,000	4,700
Expected return on plan assets	(2,850)	(2,300)	(5,700)	(4,600)
Amortization of:
Prior service cost	(525)	(525)	(1,050)	(1,050)
Net loss	250	425	500	850
Net periodic benefit cost	$1,125	$1,775	$2,250	$3,550

During the six months ended June 29, 2007, we made cash contributions of $3.6 million to the EG&G pension plan for the 2007 plan year. We currently expect to make additional cash contributions of approximately $4.5 million to the EG&G pension plan for the remaining quarters of 2007.

EG&G Post-retirement Medical Plan

The components of our net periodic pension costs relating to the EG&G post-retirement medical plan for the three months and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In thousands)
Service cost	$65	$75	$130	$150
Interest cost	79	76	158	152
Expected return on plan assets	(75)	(59)	(150)	(118)
Amortization of:
Net loss	10	—	20	—
Net periodic benefit cost	$79	$92	$158	$184

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

NOTE 4. LONG-TERM DEBT

Long-term debt consists of the following:

	June 29, 2007	December 29, 2006
	(In thousands)

Bank term loans	$79,000	$114,000
Obligations under capital leases and equipment notes	51,073	46,688
Notes payable, foreign credit lines and other indebtedness	2,418	7,926
Total current and long-term debt	132,491	168,614
Less:
Current portion of long-term debt	—	4,704
Current portion of notes payable, foreign credit lines and other indebtedness	1,074	1,647
Current portion of capital leases and equipment notes	15,413	12,769
Long-term debt	$116,004	$149,494

Credit Facility

Our senior credit facility (“Credit Facility”) consists of a six-year term loan of $350.0 million, and a five-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of June 29, 2007, we had $79.0 million outstanding under the term loan, $62.8 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of June 29, 2007 and December 29, 2006, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of June 29, 2007 and December 29, 2006, the interest rate on our term loan was at 6.36%.

As of June 29, 2007, we were in compliance with all of the covenants of our Credit Facility.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Revolving Line of Credit

A summary of our revolving line of credit information is as follows:

	Three Months Ended June 29, 2007	Six Months Ended June 29, 2007
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.1%	8.2%
Average daily revolving line of credit balances	$1.8	$4.4
Maximum amounts outstanding at any one point	$14.7	$40.3

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	7.7%	7.4%
Average daily revolving line of credit balances	$0.1	$0.6
Maximum amounts outstanding at any one point	$1.5	$21.8

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness. As of June 29, 2007 and December 29, 2006, we had outstanding amounts of $2.4 million and $7.9 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 7.1% and 6.1% as of June 29, 2007 and December 29, 2006, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of June 29, 2007, we had $13.8 million in lines of credit available under these facilities with no amount outstanding. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. The interest rate was 6.2% as of December 29, 2006.

Capital Leases and Equipment Notes. As of June 29, 2007 and December 29, 2006, we had $51.1 million and $46.7 million in obligations under our capital leases and equipment notes, respectively, consisting primarily of leases and notes for office equipment, computer equipment and furniture. As of June 29, 2007 and December 29, 2006, approximately $30.1 million and $27.0 million, respectively, were structured as notes payable.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Maturities

     As of June 29, 2007, the amounts of our long-term debt outstanding (excluding capital leases and equipment notes) that mature in the next five years and thereafter, are as follows:

(In thousands)
Less than one year	$1,074
Second year	9,260
Third year	15,213
Fourth year	42,856
Fifth year	12,958
Thereafter	57
$81,418

NOTE 5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations. We are also involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. We are including information regarding the following proceedings in particular:

•
Saudi Arabia: One of our subsidiaries, LSI, provided aircraft maintenance support services on F-5 aircraft under contracts (the “F-5 Contract”) with a Saudi Arabian government ministry (the “Ministry”). LSI completed its operational performance under the F-5 Contract in November 2000 and the Ministry has yet to pay a $12.2 million account receivable owed to LSI. In addition, in 2004, the Ministry directed payment of a performance bond outstanding under the F-5 contract for approximately $5.6 million. The following legal proceedings ensued:

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

LSI was involved in a dispute related to a tax assessment issued by the Saudi Arabian taxing authority (“Zakat”) against LSI of approximately $5.1 million for the years 1999 through 2002. LSI disagreed with the Zakat assessment and on June 6, 2006, the Zakat and Tax Preliminary Appeal Committee ruled partially in favor of LSI by reducing the tax assessment to approximately $2.2 million. LSI has appealed the decision of the Zakat and Tax Preliminary Appeal Committee in an effort to eliminate or further reduce the assessment, and, as a part of that appeal, posted a bond in the full amount of the remaining tax assessment. LSI will continue to defend this matter vigorously.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas. The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable. In March 2005, the Ministry filed a motion to dismiss, which the District Court denied. In November 2005, the Ministry filed another motion to dismiss, to which the District Court responded by ordering the parties to conduct further discovery, which is ongoing. On April 12, 2007, the Ministry filed a supplemental brief in support of its motion to dismiss. LSI intends to continue to pursue this matter vigorously. On May 31, 2007, LSI filed a response objecting to the Ministry’s motion to dismiss, to which the Ministry filed a reply brief on June 29, 2007.

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

Since the July 2004 ruling, numerous other legal actions have been initiated. On January 20, 2006, Radian initiated a new ICC arbitration proceeding against Solidere alleging, in part, that Solidere's lack of cooperation prevented Radian from complying with the July 2004 ruling. In response to Radian’s January 20, 2006 filing, Solidere terminated Radian's contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation (DE), the indirect parent of Radian, claiming that URS Corporation (DE) is responsible for Radian’s liabilities because both entities operated as a single economic enterprise. Solidere’s February 13, 2006 filing seeks to recover the costs to remediate the Normandy Site, damages resulting from delays in project completion, and past and future legal costs. On February 20, 2006, Radian amended its January 20, 2006 filing to include Solidere's unwarranted termination of Radian's contract.

On June 30, 2006, URS Corporation (DE) filed a separate complaint in the United States District Court for the District of Delaware seeking to enjoin Solidere’s attempt to include URS Corporation (DE) as a party in the arbitration before the ICC. However, because Radian is maintained as a distinct legal entity separate from URS Corporation (DE), URS Corporation (DE) is not responsible for any of Radian’s liabilities.

On June 28, 2006, Mouawad - Edde SARL, filed a request for arbitration (to which we responded) with the ICC against Radian and URS Corporation seeking to recover $22 million for its alleged additional costs. Mouawad - Edde SARL alleges that it is entitled to a sizable increase in the value of its subcontract for additional work it claims to have performed on the Normandy Project. An evidentiary hearing on jurisdictional issues was held at the ICC in July 2007.

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

As of June 29, 2007, Solidere had withheld project payments owed to Radian amounting to $11.5 million. We have recorded this amount as accounts receivable and retainage. In addition, we recorded $4.2 million in consolidated costs and accrued earnings in excess of billings on contracts in process.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings, Inc. and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million. Sufficient information is not currently available to assess liabilities associated with the remediation. In April 2006, the Authority's Builder's Risk insurance carrier, Westchester Surplus Lines Insurance Company ("Westchester"), filed a subrogation action against URS Corporation Southern in the Thirteenth Judicial Circuit of Florida for $2.9 million, which Westchester has paid to the Authority. Westchester also filed a subrogation action for any future amounts that may be paid for claims that the Authority has submitted for losses caused by the subsidence of the pier. URS Corporation Southern removed Westchester's lawsuit to United States District Court for the Middle District of Florida and filed multiple counterclaims against Westchester for insurance coverage under the Westchester policy.

One of URS Corporation Southern’s and URS Holding Inc’s excess insurance carriers, Arch Specialty Insurance Company (“Arch”), which was responsible for $15 million in excess coverage, has informed URS Corporation Southern and URS Holdings, Inc, that they believe the initial notice of claim provided by our insurance broker was untimely under the Arch excess policies. URS Corporation Southern and URS Holdings, Inc. rejected Arch’s position.

URS Corporation Southern and URS Holdings, Inc. will continue to defend this matter vigorously.

•
Rocky Mountain Arsenal: In January 2002, URS Group, Inc., a wholly owned subsidiary, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado. URS Group, Inc. believes that contractual misrepresentations resulted in contract cost overruns in excess of $10.0 million, of which $4.4 million is included in our costs and accrued earnings in excess of billings on contracts in process. In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. (“Tetra”), in District Court for the County of Denver in the State of Colorado. In June 2006, a $1.1 million judgment was issued by the District Court against Tetra on the matter. However, URS Group, Inc. believes that the judgment, even though issued in its favor, did not adequately address the underlying merits of URS Group Inc.’s claims and therefore, URS Group, Inc. appealed the judgment to the Colorado Court of Appeals in June 2006. URS Group, Inc. intends to continue our vigorous attempt to collect the contract cost overruns of $10.0 million.

•
Minneapolis Bridge: The collapse of the I-35W bridge in Minneapolis, Minnesota, on August 1, 2007, has been widely publicized. In 2003, the Minnesota Department of Transportation retained us to provide engineering analyses of the I-35W bridge. We had issued draft reports pursuant to this engagement and our services to the Minnesota Department of Transportation were ongoing at the time of the collapse. We were not involved in the original design or construction of the I-35W bridge, nor were we involved in any of the maintenance and construction work being performed on the bridge when the collapse occurred. Investigations are underway, but at this time there is insufficient information to determine the cause or causes of the collapse. It is possible, however, that claims relating to the collapse will be made against us because of our work for the Minnesota Department of Transportation. The outcome of any such claims, if made, or their possible impacts on the company cannot be determined at this time.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim. Parties may seek damages that substantially exceed our insurance coverage.

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

As of June 29, 2007, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $9.5 million at June 29, 2007.

As of June 29, 2007, the amount of the guarantee used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries was $9.9 million.

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

From time to time, we may provide guarantees related to our services or work. These guarantees include various types of surety bonds, which are agreements between us, our client, and a surety ensuring that we perform our contractual obligations pursuant to our signed agreement with the client. If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses. Currently, we have no material guarantee claims for which losses have been recognized.

We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture. Currently, we have no material indemnified claims.

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

	June 29, 2007
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$940,434	$150,750	$1,206,909
EG&G Division	290,972	15,312	316,014
	1,231,406	166,062	1,522,923
Corporate	—	3,949	1,809,612
Eliminations	—	—	(697,606)
Total	$1,231,406	$170,011	$2,634,929

	December 29, 2006
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$908,038	$145,732	$1,229,156
EG&G Division	274,661	13,173	306,336
	1,182,699	158,905	1,535,492
Corporate	—	4,237	1,699,534
Eliminations	—	—	(653,997)
Total	$1,182,699	$163,142	$2,581,029

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

	Three Months Ended June 29, 2007
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$870,941	$2,469	$873,410
EG&G Division	375,857	1,989	377,846
Eliminations	—	(4,458)	(4,458)
	1,246,798	—	1,246,798
Corporate	—	—	—
Total	$1,246,798	$—	$1,246,798

	Three Months Ended June 30, 2006
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$685,923	$3,589	$689,512
EG&G Division	384,068	1,206	385,274
Eliminations	—	(4,795)	(4,795)
	1,069,991	—	1,069,991
Corporate	—	—	—
Total	$1,069,991	$—	$1,069,991

	Six Months Ended June 29, 2007
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$1,662,501	$4,282	$1,666,783
EG&G Division	719,892	2,961	722,853
Eliminations	—	(7,243)	(7,243)
	2,382,393	—	2,382,393
Corporate	—	—	—
Total	$2,382,393	$—	$2,382,393

	Six Months Ended June 30, 2006
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$1,324,170	$8,729	$1,332,899
EG&G Division	743,970	1,661	745,631
Eliminations	—	(10,390)	(10,390)
	2,068,140	—	2,068,140
Corporate	—	—	—
Total	$2,068,140	$—	$2,068,140

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

We define segment contribution as total segment operating income (which is net income before income taxes and interest expense) before allocation of various segment expenses, including stock-based compensation expenses.

	Three Months Ended June 29, 2007
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$63,888	$8,631
EG&G Division	23,015	1,152
Eliminations	(406)	—
	86,497	9,783
Corporate	(18,035)	249
Total	$68,462	$10,032

	Three Months Ended June 30, 2006
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$53,855	$8,804
EG&G Division	23,561	1,044
Eliminations	(300)	—
	77,116	9,848
Corporate	(14,930)	244
Total	$62,186	$10,092

	Six Months Ended June 29, 2007
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$121,852	$17,116
EG&G Division	40,181	2,107
Eliminations	(629)	—
	161,404	19,223
Corporate	(35,256)	493
Total	$126,148	$19,716

	Six Months Ended June 30, 2006
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$98,735	$16,709
EG&G Division	39,568	2,082
Eliminations	(654)	—
	137,649	18,791
Corporate	(27,789)	488
Total	$109,860	$19,279

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

We define our segment operating income (loss) as total segment net income, before income tax and interest expense. Our long-lived assets primarily consist of our property and equipment. As a result of adopting SFAS123(R) at the beginning of fiscal year 2006, we recorded stock compensation as a corporate expense. A reconciliation of segment contribution to segment operating income for the three months and six months ended June 29, 2007 and June 30, 2006 is presented below:

	Three Months Ended June 29, 2007
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$63,888	$23,015	$(18,035)	$(406)	$68,462
Unallocated SFAS 123(R) expenses	(3,055)	(862)	3,917	—	—
Other miscellaneous unallocated expenses	116	(224)	108	—	—
Operating income (loss)	$60,949	$21,929	$(14,010)	$(406)	$68,462

	Three Months Ended June 30, 2006
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$53,855	$23,561	$(14,930)	$(300)	$62,186
Unallocated SFAS 123(R) expenses	(3,144)	(564)	3,708	—	—
Other miscellaneous unallocated expenses	(170)	(203)	373	—	—
Operating income (loss)	$50,541	$22,794	$(10,849)	$(300)	$62,186

	Six Months Ended June 29, 2007
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$121,852	$40,181	$(35,256)	$(629)	$126,148
Unallocated SFAS 123(R) expenses	(5,695)	(1,384)	7,079	—	—
Other miscellaneous unallocated expenses	59	(628)	569	—	—
Operating income (loss)	$116,216	$38,169	$(27,608)	$(629)	$126,148

	Six Months Ended June 30, 2006
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$98,735	$39,568	$(27,789)	$(654)	$109,860
Unallocated SFAS 123(R) expenses	(5,559)	(1,021)	6,580	—	—
Other miscellaneous unallocated expenses	(303)	(432)	735	—	—
Operating income (loss)	$92,873	$38,115	$(20,474)	$(654)	$109,860

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Geographic areas

Our revenues, and property and equipment at cost, net of accumulated depreciation by geographic areas are shown below.

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In thousands)
Revenues
United States	$1,126,146	$973,949	$2,153,403	$1,879,642
International	125,323	97,666	239,912	191,857
Eliminations	(4,671)	(1,624)	(10,922)	(3,359)
Total revenues	$1,246,798	$1,069,991	$2,382,393	$2,068,140

No individual foreign country contributed more than 10% of our consolidated revenues for the three months and six months ended June 29, 2007 and June 30, 2006.

	June 29, 2007	December 29, 2006
	(In thousands)
Property and equipment at cost, net
United States	$148,245	$142,709
International	21,766	20,433
Total property and equipment at cost, net	$170,011	$163,142

Major Customers

We have multiple contracts with the U.S. Army, which collectively contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

	URS Division	EG&G Division	Total
		(In millions)
Three months ended June 29, 2007
The U.S. Army (1)	$30.3	$191.1	$221.4

Three months ended June 30, 2006
The U.S. Army (1)	$24.1	$194.2	$218.3

Six months ended June 29, 2007
The U.S. Army (1)	$60.7	$365.9	$426.6

Six months ended June 30, 2006
The U.S. Army (1)	$52.0	$377.7	$429.7

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.

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

The following table presents our stock-based compensation expenses related to stock options, restricted stock awards and units, and the related income tax benefits recognized for the three months and six months ended June 29, 2007 and June 30, 2006.

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(In millions)
Stock-based compensation expenses:
Restricted stock awards and units	$6.4	$2.6	$12.1	$4.2
Stock options	0.9	1.5	1.8	3.7
Stock-based compensation expenses	$7.3	$4.1	$13.9	$7.9

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$2.8	$1.9	$5.4	$3.0

Restricted Stock Awards and Units

In light of the impact associated with the adoption of SFAS 123(R), since its adoption, we have issued only restricted stock awards and units, rather than stock options, to selected employees. Restricted stock awards and units generally vest over service periods that range from three to four years. Beginning in fiscal year 2006, we also awarded restricted stock awards and units with both a service vesting condition and a performance vesting condition. The performance vesting condition was determined based on the achievement of annual financial targets established at the beginning of the fiscal year.

We continue to record compensation expense related to restricted stock awards and units over the applicable vesting periods as required previously under APB 25 and now under SFAS 123(R). We measured such compensation expense at the fair market value of the restricted stock awards and units at the grant date. As of June 29, 2007, we had unrecognized stock-based compensation expense of $54.6 million related to non-vested restricted stock awards and units. A summary of the status and changes of our non-vested restricted stock awards and units, according to their contractual terms, as of June 29, 2007 and during the six months ended June 29, 2007 is presented below:

	Six Months Ended June 29, 2007
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2006	1,342,018	$41.68
Granted	459,184	$43.14
Vested	(281,706)	$42.60
Forfeited	(25,245)	$42.93
Non-vested at June 29, 2007	1,494,251	$41.93

Stock Incentive Plans

We did not grant any stock options during the six months ended June 29, 2007. A summary of the status and changes of the stock options under our Stock Incentive Plans, according to the contractual terms, as of June 29, 2007 and for the six months ended June 29, 2007 are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2006	2,368,308	$22.56
Exercised	(400,201)	$21.52
Forfeited/expired/cancelled	(10,883)	$25.97
Outstanding at June 29, 2007	1,957,224	$22.76	5.42	$50,473
Options exercisable at end of period	1,646,797	$22.11	5.1	$33,724

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $48.56 as of June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 29, 2007, we had unrecognized stock-based compensation expense of $0.3 million related to non-vested stock option awards.

The following table summarizes information about stock options outstanding at June 29, 2007, under our Stock Incentive Plans:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.18 - $13.56	86,985	5.7	$13.03	86,985	$13.03
$13.57 - $16.95	102,474	2.6	$15.39	102,474	$15.39
$16.96 - $20.34	194,766	4.7	$18.45	194,766	$18.45
$20.35 - $23.73	578,635	4.4	$22.00	578,635	$22.00
$23.74 - $27.12	929,766	6.4	$25.36	638,006	$25.08
$27.13 - $30.51	50,000	7.5	$29.31	33,333	$29.31
$30.52 - $33.85	11,598	5.0	$31.95	11,598	$31.95
$33.86 - $37.61	3,000	8.0	$35.00	1,000	$34.00
	1,957,224	5.4	$22.76	1,646,797	$22.11

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program in March 2007. The stock repurchase program was designed to offset the earnings per share dilution that would result from the issuance of additional shares under our equity incentive and employee stock purchase plans. We are authorized to repurchase up to one million shares of our common stock plus the cumulative number of additional shares issued or deemed issued under our Stock Incentive Plans and ESPP (excluding shares issuable upon the exercise of options granted prior to December 30, 2006) for the period from December 30, 2006 through January 1, 2010. As of June 29, 2007, we had not repurchased any shares under this stock repurchase program.

NOTE 8. INCOME TAXES

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to be taken on a tax return. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

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

We expect that, within the next twelve months, we will make an estimated settlement payment of $3.4 million on one uncertain tax position relating to the deductibility of acquired intangibles. We expect that we will recover the value of this settlement through amortization of the acquired intangibles. There was not a material change in estimates during the three months and six months ended June 29, 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)

NOTE 9. VARIABLE INTEREST ENTITIES

We participate in joint ventures, partnerships, and partially-owned limited liability companies formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by these entities. Some of these entities are variable interest entities (“VIE”) as defined by FIN 46(R). We consolidate one of the limited liability companies, Advatech, LLC (“Advatech”), of which we are a 60% owner and the primary beneficiary. We have not guaranteed any bank debt on behalf of Advatech. One of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations. Advatech provides design, engineering, construction and construction management services to its customers relating to a specific technology involving flue gas desulfurization processes. Advatech’s total revenues were $127.2 million and $46.2 million for the three months ended June 29, 2007 and June 30, 2006, respectively. Advatech’s total revenues were $228.7 million and $87.5 million for the six months ended June 29, 2007 and June 30, 2006, respectively. In addition, we consolidated the following assets of Advatech into our financial statements as of June 29, 2007 and December 29, 2006:

	June 29, 2007	December 29, 2006
	(In thousands)
Cash	$13,855	$38,627
Net accounts receivable	75,004	64,839
Other assets	32,806	25,295
	$121,665	$128,761

NOTE 10. SUPPLEMENTAL GUARANTOR INFORMATION

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. See “Forward-Looking Statements” on page 1. You should read this discussion in conjunction with: the section “Risk Factors,” beginning on page 54; the consolidated financial statements and notes thereto contained in Item 1, “Consolidated Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006, which was previously filed with the Securities and Exchange Commission (“SEC”).

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

Revenues for Three Months Ended June 29, 2007

Consolidated revenues for the three months ended June 29, 2007 increased 16.5% over the consolidated revenues for the three months ended June 30, 2006. This increase was caused by a significant acceleration in revenue growth in services we provided to our private sector clients, as well as robust growth in services we provided to our state and local government clients and international clients. This increase was partially offset by a modest decrease in federal sector revenues compared to the second quarter of fiscal 2006.

Because our business continues to grow and change, during the fiscal year ended December 29, 2006, we implemented a new process and refined our definitions for identifying contract revenues by client type. For our discussion and analysis of the quarter ended June 29, 2007 compared with the quarter ended June 30, 2006, we have reallocated the revenue identified with each market sector for the quarter ended June 30, 2006 based on the new system adopted in fiscal 2006 to provide comparability with the allocation for the quarter ended June 29, 2007. This reallocation of revenues has no effect on our segment reporting.

Revenues from our federal government clients for the three months ended June 29, 2007 decreased approximately 1% compared with the corresponding period last year. This decrease reflects a decline in revenues from our contracts with the Federal Emergency Management Agency (“FEMA”) to provide services, on a contingency basis, during emergencies and natural disasters. During the second quarter of 2006, we experienced unusually high activity under these contracts due to hurricane recovery activities in the U.S. Gulf Coast region. However, in the second quarter of 2007, this work was reduced significantly because there was less damage from hurricanes and other disasters than we experienced a year ago.

Another factor contributing to the revenue decline was a temporary slowdown in operations and maintenance services we provide to the U.S. Army related to military activities in the Middle East. Short-term funding uncertainty during the second half of 2006 associated with the 2007 Department of Defense (“DoD”) appropriations bill was the primary cause of the slowdown. With the passage of the bill last fall and the subsequent passage of a supplemental funding bill in May, our contract funding has returned to previous levels, and we expect revenues from operations and maintenance services to grow in the second half of our 2007 fiscal year.

Decreased revenues in the areas of our federal business discussed above were partially offset by strong performance in other areas. For example, our DoD clients continue to fund contracts to perform systems engineering and logistics management services at a level consistent with the corresponding period last year. In addition, we performed more work under environmental, engineering and facilities projects.

Revenues from our state and local government clients for the three months ended June 29, 2007 increased approximately 28% compared with the corresponding period last year. The increase reflects the favorable funding developments and renewed focus on infrastructure investment by state and local governments, resulting in increased spending on infrastructure improvement programs, including surface transportation systems, schools and water/wastewater treatment facilities. The approval in 2006 of major bond initiatives to fund infrastructure projects and previous years, and the overall strength of state economic conditions and budgets, which was fueled by increased tax revenues, have supported the increase in infrastructure spending. The passage of the highway and transit bill, the Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) in 2005 also continued to have a positive effect on revenues as our state and local government clients were accessing more federal matching funds from SAFETEA-LU and, as a result, awarding more transportation projects.

Revenues from our domestic private industry clients for the three months ended June 29, 2007 increased 40% compared with the corresponding period last year. These results were driven by exceptionally high procurement activity in the emission control portion of our power sector business, as well as growth in our traditional engineering and environmental business. In addition, many of our oil and gas sector clients continued to use profits derived from the sustained high-level of energy prices to reinvest in capital improvement projects. Our emission control business involves helping utilities comply with federal emissions regulations, such as the Clean Air Interstate and Clean Air Mercury Rules, which have accelerated mandates to reduce sulfur and mercury emissions. We also saw a significant increase in the engineering and environmental work we perform for multinational corporations under Master Service Agreements (“MSAs”), particularly from clients in the oil and gas sector. In addition, an increasing level of subcontractor services and equipment cost pass-throughs caused a portion of our revenue growth from private sector clients.

Revenues from our international clients for the three months ended June 29, 2007 increased approximately 28% compared with the corresponding period last year. Excluding the effect of foreign currency fluctuations, international revenues increased 20% due to the continuation of favorable economic trends in Europe and Asia-Pacific, as well as growth in the work we perform for multinational clients outside the United States under MSAs. In Europe, stringent environmental regulations continue to drive demand for services under our MSAs, particularly with multinational clients in the oil and gas industry. We also benefited from growth in structural assessment and environmental assessment services related to commercial real estate transactions in Continental Europe. In the Asia Pacific region, we continued to benefit from strong economic growth, particularly in Australia and New Zealand, as well as increased growth for services in the transportation and water/wastewater sectors. In addition, an increase in headcount throughout the region and some milestone achievements on several environmental projects generated additional revenues.

Cash Flows and Debt

During the six months ended June 29, 2007, we generated $24.7 million in cash from operations. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 1 of this report.) Cash flows from operations increased by $13.6 million for the six months ended June 29, 2007 compared with the same period in 2006 due primarily to an increase in net income. In addition, accounts payable increased primarily because of an increase in emissions control projects. These increases were offset by advance payments previously received from and subsequently used on a flue gas desulphurization project and the timing of billings to clients on contracts.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) were 8% and 10% as of June 29, 2007 and December 29, 2006, respectively.

Business Trends

We anticipate favorable trends in the federal sector during the remainder of fiscal 2007, including sustained demand for the operations and maintenance services we provide to the DoD to support military operations, as well as continuing opportunities in the area of systems engineering and technical assistance services for the research, development, testing and evaluation of weapons systems. In May, the U.S. Congress approved a supplemental funding bill, including $50 billion for operations and maintenance activities, to fund military operations in Iraq and Afghanistan through September 30, 2007, the end of the federal government’s 2007 fiscal year. We also expect defense spending to remain strong during fiscal 2008. In February, the President submitted a $481.4 billion base line DoD budget for fiscal 2008, which represents an 11% increase from the baseline budget for 2007. An additional request for $141.7 billion to fund the global War on Terror was also submitted.

In addition, we anticipate that revenues from infrastructure, facilities and environmental projects at military sites under new and existing DoD contracts will remain strong. We may also see additional opportunities through the increasing use of large “bundled” contracts issued by the DoD, which typically require the provision of a full range of services at multiple sites throughout the world.

Finally, we expect that the most recent round of Base Realignment and Closure (“BRAC”) activities, which are designed to realign and reduce U.S. military infrastructure worldwide, will provide additional growth opportunities for our federal business over the next several years. Many of the U.S.’s military bases will require planning, design and environmental services before they can be realigned, closed or re-developed. In February, Congress approved $2.5 billion to fund BRAC projects in fiscal 2007 and the supplemental funding bill that was approved in May included an additional $3.1 billion in funding for BRAC. The President’s 2008 budget request includes $8.2 billion in BRAC funding.

We expect infrastructure spending by state and local government clients to continue to grow for the remainder of the 2007 fiscal year. The long-term need to rebuild and modernize aging infrastructure, combined with steady tax receipts at the state and local levels of government, increases our confidence that spending will increase on infrastructure programs for which we provide services. In addition, we anticipate increased infrastructure spending as a result of the large number of state and local bond financing approved by voters across the country over the last few years to fund surface transportation, schools and other public building improvement projects. Total state and local bond sales in the U.S. for the first half of 2007 were $219 billion, an increase of 24% from the same period in 2006. We also expect the $287 billion highway funding bill, SAFETEA-LU, to continue to provide stable funding for current and new transportation projects through 2009. In July, Congress approved $50 billion for new highway and transit projects under SAFETEA-LU for fiscal 2008, an 4 % increase from the $48 billion approved in fiscal 2007.

While increased spending on infrastructure projects is beneficial to our business, rising costs of raw materials are leading to higher construction costs and depleting funds more quickly than many state and municipal agencies anticipated. In some cases, this is resulting in delays in the start-up of planning and design projects. We may also experience some project delays because of staffing shortages at some state and municipal agencies, which is impacting their ability to manage multiple large infrastructure programs concurrently.

We expect revenues from our domestic private industry clients to continue to increase for the remainder of the 2007 fiscal year compared to the 2006 fiscal year. Many of our private industry clients have increased capital expenditures a to meet strong demand and to comply with new environmental regulations. We anticipate that the oil and gas industry will remain a key source of revenue growth as companies continue to reinvest a portion of their revenues from the sustained high-level of fuel prices into capital improvement projects.

In addition, during the remainder of fiscal 2007, we anticipate continued growth in the emissions control portion of the power sector business, resulting from the requirements of the Clean Air Interstate and Clean Air Mercury Rules. These new rules are accelerating the requirements for power companies to cut sulfur and mercury emissions. We also expect to continue to benefit from our growing number of MSA contracts with multinational companies, reducing our stand-alone consulting assignments and marketing costs associated with pursuing these assignments while simultaneously improving our labor utilization levels.

The growth in MSAs in our domestic private sector business also has strengthened revenues from our international private sector clients. In Europe, we expect increasing demand for our engineering and facilities design services for the United Kingdom Ministry of Defense and for the U.S. DoD at military installations overseas. In addition, we may see further international opportunities due to more stringent environmental regulations from the European Union and increased investment in infrastructure. In the Asia-Pacific region, we expect strong economic growth to increase opportunities in the infrastructure market, particularly in Australia and New Zealand, for transportation and water/wastewater projects. We also anticipate that the increased global demand for mineral resources will provide additional opportunities in the mining sector.

Other

Our federal government and state and local government clients have been increasing their use of design-build delivery mechanisms, where we are the designer, but we generally team up with a construction contractor in order to obtain the design-build contract. Design-build delivery mechanisms provide high margins, but also involve greater financial risk than traditional design-bid-build programs, where we contract directly with our clients for design services.

As the size and complexity of our projects have increased, particularly in the emissions control portion of our power business, we are involved more frequently in materials and equipment procurement and subcontracting. Our revenues from these activities generate lower profit margins than do our direct labor services. Although we have been successful in obtaining modest labor rate increases, our gross margin rate has receded because an increasing portion of our revenues is derived from pass-through activities.

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended
	June 29, 2007	June 30, 2006	Increase (decrease)	Percentage increase (decrease)
	(In millions, except percentages)
Revenues	$1,246.8	$1,070.0	$176.8	16.5%
Direct operating expenses	835.2	690.9	144.3	20.9%
Gross profit	411.6	379.1	32.5	8.6%
Indirect, general and administrative expenses	343.2	316.9	26.3	8.3%
Operating income	68.4	62.2	6.2	10.0%
Interest expense	4.0	5.9	(1.9)	(32.2%)
Income before taxes	64.4	56.3	8.1	14.4%
Income tax expense	26.7	23.6	3.1	13.1%
Minority interest in income of consolidated subsidiaries, net of tax	0.9	0.1	0.8	800.0%
Net income	$36.8	$32.6	$4.2	12.9%
Diluted earnings per share	$.70	$.63	$.07	11.1%

Three Months ended June 29, 2007 compared with June 30, 2006

Our consolidated revenues for the three months ended June 29, 2007 increased by 16.5% compared with the corresponding period last year. The increase was due to higher volumes of work performed, modest labor rate increases, and materials and equipment procurement and subcontracting passthroughs for state and local government clients, domestic private industry clients, and international clients during the three months ended June 29, 2007, compared with the same period last year.

The following table presents our consolidated revenues by client type for the three months ended June 29, 2007 and June 30, 2006.

	Three Months Ended
	June 29, 2007	June 30, 2006	Increase (decrease)	Percentage increase (decrease)
Revenues	(In millions, except percentages)
Federal government clients	$510	$516	$(6)	(1%)
State and local government clients	278	217	61	28%
Domestic private industry clients	334	239	95	40%
International clients	125	98	27	28%
Total Revenues	$1,247	$1,070	$177	17%

Revenues from our federal government clients for the three months ended June 29, 2007 decreased approximately 1% compared with the corresponding period last year. This decrease reflects a temporary slowdown in operations and maintenance services we provide to the U.S. Army related to military activities in the Middle East. Short-term funding uncertainty during the second half of 2006 associated with the 2007 DoD appropriations bill was the primary cause of the slowdown. With the passage of the bill last fall and the subsequent passage of a supplemental funding bill in May, our contract funding has returned to previous levels. As a result, we expect revenues from operations and maintenance services to grow in the second half of our 2007 fiscal year as our EG&G Division adds staff to meet the renewed demand.

Decreased revenues in the area of our federal business discussed above were partially offset by strong performance in other areas. For example, our DoD clients continue to fund contracts to perform systems engineering and logistics management services, provided by our EG&G Division to the DoD, at a level consistent with the corresponding period last year. In addition, our URS Division performed more work under environmental, infrastructure and facilities projects, primarily under large bundled contracts in support of long-term DoD initiatives.

We derive the majority of our work in the state and local government, domestic private industry and international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended June 29, 2007 can be found under the caption “URS Division” beginning on page 37.

Our consolidated direct operating expenses for the three months ended June 29, 2007, which consisted of direct labor, subcontractor costs and other direct expenses, increased by 20.9% compared with the corresponding period last year. As our direct operating expenses are generally variable in nature, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

Our consolidated gross profit for the three months ended June 29, 2007 increased by 8.6% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Because of the increased use of subcontractors and acquisitions of project-related materials, both of which generate lower profit margins than projects performed by our employees, our gross profit for the three months ended June 29, 2007 grew at a slower pace than our revenues. As a result, our gross profit margin decreased compared to the same period in 2006.

Our consolidated indirect, general and administrative (“IG&A”) expenses for the three months ended June 29, 2007 increased by 8.3% compared with the corresponding period last year. Approximately $16.5 million of the increase was caused by higher employee benefit costs, resulting from an increase in both headcount and an increase in cost per employee, including an increase in stock compensation cost of $3.2 million. In addition, there was an increase in indirect labor costs of $4.5 million, primarily because of our higher employee headcount. Furthermore, we incurred $1.9 million of expenses related to the implementation of the EG&G Division’s new accounting and project management software in 2006, which resulted in additional information technology support, maintenance and amortization expenses.

Our consolidated interest expense for the three months ended June 29, 2007 decreased due to lower debt balances and repayments of our long-term debt, offset by a small increase in interest rates.

Our effective income tax rates for the three months ended June 29, 2007 and June 30, 2006 were 41.5% and 41.9%, respectively.

Our consolidated operating income and net income increased because of the factors previously described.

Reporting Segments

Three months ended June 29, 2007 compared with June 30, 2006

	Revenues	Direct Operating Expenses	Gross Profit	Indirect, General and Administrative	Operating Income (Loss)
	(In millions, except percentages)
Three months ended June 29, 2007
URS Division	$873.5	$568.4	$305.1	$244.2	$60.9
EG&G Division	377.8	270.9	106.9	85.0	21.9
Eliminations	(4.5)	(4.1)	(0.4)	—	(0.4)
	1,246.8	835.2	411.6	329.2	82.4
Corporate	—	—	—	14.0	(14.0)
Total	$1,246.8	$835.2	$411.6	$343.2	$68.4

Three months ended June 30, 2006
URS Division	$689.5	$415.7	$273.8	$223.3	$50.5
EG&G Division	385.3	279.7	105.6	82.8	22.8
Eliminations	(4.8)	(4.5)	(0.3)	—	(0.3)
	1,070.0	690.9	379.1	306.1	73.0
Corporate	—	—	—	10.8	(10.8)
Total	$1,070.0	$690.9	$379.1	$316.9	$62.2

Increase (decrease) for the three months ended June 29, 2007 and June 30, 2006
URS Division	$184.0	$152.7	$31.3	$20.9	$10.4
EG&G Division	(7.5)	(8.8)	1.3	2.2	(0.9)
Eliminations	0.3	0.4	(0.1)	—	(0.1)
	176.8	144.3	32.5	23.1	9.4
Corporate	—	—	—	3.2	(3.2)
Total	$176.8	$144.3	$32.5	$26.3	$6.2

Percentage increase (decrease) for the three months ended June 29, 2007 vs. June 30, 2006
URS Division	26.7%	36.7%	11.4%	9.4%	20.6%
EG&G Division	(1.9%)	(3.1%)	1.2%	2.7%	(3.9%)
Eliminations	(6.3%)	(8.9%)	33.3%	—	33.3%
Corporate	—	—	—	29.6%	29.6%
Total	16.5%	20.9%	8.6%	8.3%	10.0%

URS Division

The URS Division’s revenues for the three months ended June 29, 2007 increased 26.7% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the three months ended June 29, 2007 and June 30, 2006.

	Three Months Ended
	June 29, 2007	June 30, 2006	Increase	Percentage increase
Revenues	(In millions, except percentages)
Federal government clients	$132	$131	$1	1%
State and local government clients	278	217	61	28%
Domestic private industry clients	334	239	95	40%
International clients	125	98	27	28%
Total revenues	$869	$685	$184	27%

Revenues from the URS Division’s federal government clients for the three months ended June 29, 2007 increased approximately 1% compared with the corresponding period last year.This modest increase reflects growth in some portions of our federal business, while we experienced a decline in other areas. Revenues derived from work on environmental, infrastructure and facilities projects under contracts with the DoD grew in the second quarter. By contrast, revenues declined from our contracts with FEMA to provide services, on a contingency basis, during emergencies and natural disasters. During the second quarter of 2006, we experienced unusually high activity under these FEMA contracts due to hurricane recovery activities in the U.S. Gulf Coast region. In the second quarter of 2007, this work was reduced significantly because there was less damage from hurricanes and other disasters than we experienced a year ago.

Revenues from our state and local government clients for the three months ended June 29, 2007 increased by 28% compared with the corresponding period last year. In the second quarter, we experienced favorable market conditions in this sector of our business as states increased infrastructure spending on highway, transit, schools and water/wastewater projects. The approval of major bond initiatives to fund infrastructure projects in the last few years and the overall strength of state economic conditions and budgets, which was fueled by increased tax revenues, supported the increase in infrastructure spending. The passage of the highway and transit bill, SAFETEA-LU in 2005 also continued to have a positive effect on revenues as our state and local government clients were accessing more federal matching funds from SAFETEA-LU and, as a result, awarding more transportation projects.

Revenues from our domestic private industry clients for the three months ended June 29, 2007 increased by 40% compared with the corresponding period last year. In the second quarter, we experienced a significant increase in procurement activity in the emission control portion of our power sector business, as well as growth in our traditional engineering and environmental business. In addition, there was growth in the engineering and environmental work we perform for multinational corporations under MSAs, particularly from clients in the oil and gas and energy sectors. Many of our oil and gas industry clients have achieved record profits as a result of the sustained high-level of fuel prices and are using a portion of these profits to fund capital improvement projects. These projects include refinery upgrades, environmental control improvements, and pipeline and remediation projects.

We also experienced strong growth in the emission control portion of our power sector work. Our emission control business involves helping utilities comply with federal emissions regulations, such as the Clean Air Interstate and Clean Air Mercury Rules, which have accelerated mandates to reduce sulfur dioxide and mercury emissions. In addition, nearly 20 states have recently established more stringent guidelines than the federal government’s Clear Air Mercury Rule. A portion of the revenue growth from private sector clients also was due to a high level of subcontractor services and equipment cost pass-through under some contracts.

Revenues from our international clients for the three months ended June 29, 2007 increased by 28% compared with the corresponding period last year. Approximately 8% of the increase was due to net foreign currency gains. The remaining 20% of the increase was largely the result of favorable economic trends in Europe and Asia-Pacific, as well as growth in the work we perform for multinational clients outside the U.S. under MSAs.

In Europe, stringent environmental regulations continue to drive demand for services under our MSAs, particularly with multinational clients in the oil and gas industry. We also benefited from growth in structural assessment and environmental assessment services related to commercial real estate transactions in Continental Europe. In the Asia Pacific region, we continued to benefit from strong economic growth, as well as increased demand for environmental and engineering services in the transportation and water/wastewater sectors. In addition, an increase in headcount throughout the region and some milestone achievement on several environmental projects generated additional revenues.

The URS Division’s direct operating expenses for the three months ended June 29, 2007 increased by 36.7% compared with the corresponding period last year. As our direct operating expenses are generally variable in nature, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses.  An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

The URS Division’s gross profit for the three months ended June 29, 2007 increased by 11.4% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Because of the increased use of subcontractors and acquisitions of project-related materials, both of which generate lower profit margins than projects performed by our employees, the URS Division’s gross profit for the three months ended June 29, 2007 grew at a slower pace than revenues. As a result, our gross profit margin decreased compared to the same period in 2006.

The URS Division’s IG&A expenses for the three months ended June 29, 2007 increased by 9.4% compared with the corresponding period last year. Approximately $9.3 million of the increase was caused by higher employee benefit costs, resulting from both an increase in employee headcount and an increase in cost per employee, including stock compensation cost. The majority of the remaining increase was due to a $4.5 million increase in indirect labor because of an increase in employee headcount driven by revenue volume. The increase in the number of new employees in certain regions, including our international operations, resulted in investments in employee orientation that was required to transition those individuals to direct labor.

EG&G Division

The EG&G Division’s revenues for the three months ended June 29, 2007 decreased by 1.9% compared with the corresponding period last year. The decrease reflects the effects of a temporary slowdown in funding for operations and maintenance services we provided to the U.S. Army related to military activity in the Middle East. This slowdown was caused by short-term funding uncertainty in the second half of 2006 associated with the 2007 DoD appropriations bill. With the passage of this bill last fall and the subsequent passage of a supplemental funding bill in May, our contract funding for operations and maintenance services has returned to previous levels, and we expect revenues from operations and maintenance services to grow in the second half of our 2007 fiscal year. By contrast, demand grew for our engineering and technical assistance to research, develop, test and evaluate weapons systems. We also experienced increased activities in the security preparedness and disaster response planning services we provide to the DHS and in the logistics services we provide to a variety of federal agencies.

The EG&G Division’s direct operating expenses for the three months ended June 29, 2007 decreased by 3.1% compared with the corresponding period last year. The decrease in revenues drove a decrease in our direct operating expenses. The decrease in the other direct costs caused direct operating expenses to decrease at a faster rate than revenues.

The EG&G Division’s gross profit for the three months ended June 29, 2007 increased by 1.2% compared with the corresponding period last year. Because of the decrease in other direct costs, which bear lower profit margins than direct labor, the EG&G Division’s gross profit for the three months ended June 29, 2007 increased despite a decrease in revenues.

The EG&G Division’s IG&A expenses for the three months ended June 29, 2007 increased by 2.7% compared with the corresponding period last year. The increase was primarily due to higher employee benefits and health and welfare costs of $4.2 million, as well as an increase of $1.9 million in expenses related to the implementation of the new accounting and project management software in 2006, which resulted in additional information technology support, maintenance and amortization expenses. Although the EG&G Division's indirect expenses are generally variable in nature, these increases more than offset the lower indirect expenses that resulted from the decrease in business volume.

Consolidated

	Six Months Ended
	June 29, 2007	June 30, 2006	Increase (decrease)	Percentage increase (decrease)
	(In millions, except percentages)
Revenues	$2,382.4	$2,068.1	$314.3	15.2%
Direct operating expenses	1,576.8	1,322.2	254.6	19.3%
Gross profit	805.6	745.9	59.7	8.0%
Indirect, general and administrative expenses	679.5	636.0	43.5	6.8%
Operating income	126.1	109.9	16.2	14.7%
Interest expense	7.9	11.0	(3.1)	(28.2%)
Income before taxes	118.2	98.9	19.3	19.5%
Income tax expense	49.0	41.6	7.4	17.8%
Minority interest in income of consolidated subsidiaries, net of tax	2.0	0.5	1.5	300.0%
Net income	$67.2	$56.8	$10.4	18.3%
Diluted earnings per share	$1.28	$1.11	$.17	15.3%

Six Months ended June 29, 2007 compared with June 30, 2006

Our consolidated revenues for the six months ended June 29, 2007 increased by 15.2% compared with the corresponding period last year. The increase was due primarily to higher volumes of work performed for the state and local government clients, domestic private industry clients, and international clients during the six months ended June 29, 2007, compared with the same period last year.

The following table presents our consolidated revenues by client type for the six months ended June 29, 2007 and June 30, 2006.

	Six Months Ended
	June 29, 2007	June 30, 2006	Increase (decrease)	Percentage increase (decrease)
Revenues	(In millions, except percentages)
Federal government clients	$972	$1,000	$(28)	(3%)
State and local government clients	532	429	103	24%
Domestic private industry clients	638	447	191	43%
International clients	240	192	48	25%
Total Revenues	$2,382	$2,068	$314	15%

Revenues from our federal government clients for the six months ended June 29, 2007 decreased approximately 3% compared with the corresponding period last year. This decrease reflects a decline in revenues from our contracts with FEMA to provide services, on a contingency basis, during emergencies and natural disasters. In the first half of 2006, we experienced unusually high activity under these FEMA contracts due to hurricane recovery activities in the U.S. Gulf Coast region. However, in the first and second quarters of 2007, this work was reduced significantly because there was less damage from hurricanes and other disasters than we experienced a year ago.

Another factor contributing to the revenue decline was a temporary slowdown in operations and maintenance services we provide to the U.S. Army related to military activities in the Middle East. Short-term funding uncertainty during the second half of 2006, associated with the 2007 DoD appropriations bill was the primary cause of the slowdown. With the passage of the bill last fall and a subsequent supplemental funding bill in May, our contract funding has returned to previous levels, and we expect revenues from operations and maintenance services to grow in the second half of our 2007 fiscal year as our EG&G Division increases staffing levels to meet renewed demand.

Decreased revenues in the area of our federal business discussed above were partially offset by strong performance in other areas of our federal business. For example, our DoD clients continue to fund contracts to perform systems engineering and logistics management services, provided by our EG&G Division, at a level consistent with the corresponding period last year. In addition, our URS Division performed more work under environmental, engineering and facilities projects. Demand also was high for the security preparedness and disaster response planning services we provide to the DHS, as well as for the logistics services we provide to a variety of federal agencies.

We derive the majority of our work in the state and local government, domestic private industry and international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the six months ended June 29, 2007 can be found under the caption “URS Division” beginning on page 43.

Our consolidated direct operating expenses for the six months ended June 29, 2007, which consist of direct labor, subcontractor costs and other direct expenses, increased by 19.3% compared with the corresponding period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

Our consolidated gross profit for the six months ended June 29, 2007 increased by 8.0% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Because of the increased use of subcontractors and acquisitions of project-related materials, both of which generate lower profit margins than projects performed by our employees, our gross profit for the six months ended June 29, 2007 grew at a slower pace than our revenues.

Our consolidated indirect, general and administrative (“IG&A”) expenses for the six months ended June 29, 2007 increased by 6.8% compared with the corresponding period last year. Approximately $27.4 million of the increase was due to employee benefit costs, resulting from both an increase in headcount and an increase in cost per employee, including an increase in stock compensation cost of $6.0 million. There was an increase in indirect labor costs of $10.0 million, primarily because of our higher employee headcount. In addition, we incurred $4.6 million of expenses related to the implementation of the EG&G Division’s new accounting and project management software in 2006, which resulted in additional information technology support, maintenance and amortization expense.

Our consolidated interest expense for the six months ended June 29, 2007 decreased due to lower debt balances and repayments of our long-term debt, partially offset by an increase in interest rates.

Our effective income tax rates for the six months ended June 29, 2007 and June 30, 2006 were 41.5% and 42.1%, respectively.

Our consolidated operating income and net income increased because of the factors previously described.

Reporting Segments

Six months ended June 29, 2007 compared with June 30, 2006

	Revenues	Direct Operating Expenses	Gross Profit	Indirect, General and Administrative	Operating Income (Loss)
	(In millions, except percentages)
Six months ended June 29, 2007
URS Division	$1,666.8	$1,065.4	$601.4	$485.2	$116.2
EG&G Division	722.9	518.0	204.9	166.7	38.2
Eliminations	(7.3)	(6.6)	(0.7)	—	(0.7)
	2,382.4	1,576.8	805.6	651.9	153.7
Corporate	—	—	—	27.6	(27.6)
Total	$2,382.4	$1,576.8	$805.6	$679.5	$126.1

Six months ended June 30, 2006
URS Division	$1,332.9	$790.4	$542.5	$449.5	$93.0
EG&G Division	745.6	541.5	204.1	166.0	38.1
Eliminations	(10.4)	(9.7)	(0.7)	—	(0.7)
	2,068.1	1,322.2	745.9	615.5	130.4
Corporate	—	—	—	20.5	(20.5)
Total	$2,068.1	$1,322.2	$745.9	$636.0	$109.9

Increase (decrease) for the six months ended June 29, 2007 and June 30, 2006
URS Division	$333.9	$275.0	$58.9	$35.7	$23.2
EG&G Division	(22.7)	(23.5)	0.8	0.7	0.1
Eliminations	3.1	3.1	—	—	—
	314.3	254.6	59.7	36.4	23.3
Corporate	—	—	—	7.1	(7.1)
Total	$314.3	$254.6	$59.7	$43.5	$16.2

Percentage increase (decrease) for the six months ended June 29, 2007 vs. June 30, 2006
URS Division	25.1%	34.8%	10.9%	7.9%	24.9%
EG&G Division	(3.0%)	(4.3%)	0.4%	0.4%	0.3%
Eliminations	(29.8%)	(32.0%)	—	—	(0.0%)
Corporate	—	—	—	34.6%	34.6%
Total	15.2%	19.3%	8.0%	6.8%	14.7%

URS Division

The URS Division’s revenues for the six months ended June 29, 2007 increased 25.1% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by client type for the six months ended June 29, 2007 and June 30, 2006.

	Six Months Ended
	June 29, 2007	June 30, 2006	Increase (decrease)	Percentage increase (decrease)
Revenues	(In millions, except percentages)
Federal government clients	$249	$255	$(6)	(2%)
State and local government clients	532	429	103	24%
Domestic private industry clients	638	447	191	43%
International clients	240	192	48	25%
Total revenues	$1,659	$1,323	$336	25%

Revenues from the URS Division’s federal government clients for the six months ended June 29, 2007 decreased by 2% compared with the corresponding period last year. This decrease reflects a decline in revenues from our contracts with FEMA to provide services, on a contingency basis, during emergencies and natural disasters. During the six months ended June 30, 2006, we experienced unusually high activities under these FEMA contracts due to hurricane recovery activities in the U.S. Gulf Coast region. For the six months ended June 29, 2007, this work was reduced significantly because there was less damage from hurricanes and other disasters than we experienced a year ago. By contrast, we performed more work under environmental, infrastructure and facilities projects. Demand also was high for the services we provide to the DHS for security preparedness and disaster response planning.

Revenues from our state and local government clients for the six months ended June 29, 2007 increased by 24% compared with the corresponding period last year. We continued to benefit from favorable market conditions in this sector of our business as states increased infrastructure spending on transportation, schools and water/wastewater projects. We also benefited from increased spending for major infrastructure programs as a result of bond issues that were approved by voters in many states over the last few years. Total bond sales in the U.S. for the first half of 2007 were $219 billion, an increase of 24% from the same period last year. In addition, the passage of SAFETEA-LU in 2005 also continued to have a positive effect on revenues as our state and local government clients are accessing more federal matching funds from SAFETEA-LU and, as a result, awarding more transportation projects.

Revenues from our domestic private industry clients for the six months ended June 29, 2007 increased by 43% compared with the corresponding period last year. These results were driven by exceptionally high procurement activity in the emission control portion of our power sector business, as well as growth in our traditional engineering and environmental business. Our emission control business involves helping utilities comply with federal emissions regulations, such as the Clean Air Interstate and Clean Air Mercury Rules, which have accelerated mandates to reduce sulfur dioxide and mercury emissions. In addition, nearly 20 states recently established more stringent guidelines than the federal government’s Clean Air Mercury Rule.

We also saw a significant increase in the engineering and environmental work we performed for multinational corporations under MSAs, particularly from clients in the oil and gas sector. Many of our oil and gas industry clients have achieved record profitability as a result of higher fuel prices and are using a portion of these profits to fund capital improvement projects. These projects include refinery upgrades, environmental control improvements, and pipeline and remediation projects. We also benefited from strong growth for our services because of increased capital expenditures by clients in the mining sector. In addition, an increasing level of subcontractor services and equipment cost pass-throughs caused a portion of our revenue growth from private sector clients.

Revenues from our international clients for the six months ended June 29, 2007 increased by 25% compared with the corresponding period last year. Approximately 7% of the increase was due to net foreign currency gains. The remaining 18% of the increase was largely the result of favorable economic trends in Europe and Asia-Pacific, as well as growth in the work we perform for multinational clients outside the U.S. under MSAs.

In Europe, stringent environmental regulations continue to drive demand for services under our MSAs, particularly with multinational clients in the oil and gas industry. We also benefited from a high level of procurement activities for transportation projects in the UK, as well as growth in structural assessment and environmental assessment services related to commercial real estate transactions in Continental Europe. In the Asia Pacific region, we continued to benefit from strong economic growth, increased government investment in water supply and transportation infrastructure. In addition, an increase in headcount throughout the region and some milestone achievements on several environmental projects generated additional revenues.

The URS Division’s direct operating expenses for the six months ended June 29, 2007 increased by 34.8% compared with the corresponding period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

The URS Division’s gross profit for the six months ended June 29, 2007 increased by 10.9% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Because of the increased use of subcontractors and acquisitions of project-related materials, both of which generate lower profit margins than projects performed by our employees, the URS Division’s gross profit for the six months ended June 29, 2007 grew at a slower pace than revenues.

The URS Division’s IG&A expenses for the six months ended June 29, 2007 increased by 7.9% compared with the corresponding period last year. Approximately $16.5 million of the increase was due to employee benefit costs resulting from both an increase in employee headcount and an increase in cost per employee, including stock compensation cost. The majority of the remaining increase was due to a $9.7 million increase in indirect labor as a result of an increase in headcount which was driven by revenue volume. The increase in the number of new employees in certain regions, including our international operations, resulted in investments in employee orientation that was required to transition those individuals to direct labor.

EG&G Division

The EG&G Division’s revenues for the six months ended June 29, 2007 decreased by 3.0% compared with the corresponding period last year. The decrease reflects a temporary slowdown in demand for operations and maintenance services we provided to the U.S. Army related to military activity in the Middle East. This slowdown was caused by short-term funding uncertainty during the second half of 2006 associated with the 2007 DoD appropriations bill. With the passage of this bill last fall and a subsequent supplemental funding bill in May, our contract funding has returned to previous levels, and we expect revenues from operations and maintenance services to grow in the second half of our 2007 fiscal year. By contrast, we experienced growth for our engineering and technical assistance to research, develop, test and evaluate weapons systems. We also experienced increased activity in the logistics management services we provide to a variety of federal agencies. In addition, we experienced increased activities in the security preparedness and disaster response planning services we provide to the DHS.

The EG&G Division’s direct operating expenses for the six months ended June 29, 2007 decreased by 4.3% compared with the corresponding period last year. The decrease in revenues drove a decrease in our direct operating expenses. The decrease in the other direct costs caused direct operating expenses to decrease at a faster rate than revenues.

The EG&G Division’s gross profit for the six months ended June 29, 2007 increased by 0.4% compared with the corresponding period last year. Because of the decrease in other direct costs, which generate lower profit margins than direct labor, the EG&G Division’s gross profit for the three months ended June 29, 2007 decreased at a slower pace than revenues.

The EG&G Division’s IG&A expenses for the six months ended June 29, 2007 increased by 0.4% compared with the corresponding period last year. The increase was primarily due to higher employee benefits and health and welfare costs of $4.5 million, as well as an increase of $4.6 million in expenses related to the implementation of the new accounting and project management software in 2006, which resulted in additional information technology support, maintenance and amortization expenses. Although the EG&G Division's indirect expenses are generally variable in nature, these increases more than offset the lower indirect expenses that resulted from the decrease in business volume.

Liquidity and Capital Resources

	Six Months Ended,
	June 29, 2007	June 30, 2006
	(In millions)
Cash flows provided by operating activities	$24.7	$11.1
Cash flows used by investing activities	(13.2)	(9.8)
Cash flows used by financing activities	(37.5)	(25.6)

During the six months ended June 29, 2007, our primary sources of liquidity were cash flows from operating activities. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. Because of the pending merger of WGI, we are in the process of obtaining additional sources of financing. We believe that we are able to obtain adequate financial resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our experience with business acquisitions.

Billings and collections on accounts receivable can affect our operating cash flows. Our management has placed significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivable as of June 29, 2007 and has deemed it to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs. Billings in excess of cost as of June 29, 2007 and December 29, 2006 were $129.0 million and $168.3 million, respectively. The decrease in billings in excess of cost was primarily due to advance payments previously received from and subsequently used on a flue gas desulphurization project. Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.

On May 27, 2007, we entered into a definitive agreement to acquire Washington Group International (“WGI”), an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services. Under the terms of the agreement, we will exchange 0.772 of a share of our common stock and pay $43.80 in cash without interest for each share of WGI stock, for a total consideration of approximately $2.7 billion, based on the average of the closing market price of URS common stock for the period beginning two trading days before and ending three trading days after May 28, 2007, the day the merger was announced. The transaction is expected to close during the second half of 2007, pending finalization of our joint proxy statement/prospectus, which was filed on July 19, 2007 and is currently being reviewed by the U.S. Securities and Exchange Commission, and approvals from URS and WGI stockholders and satisfaction of other conditions contained in our merger agreement.

In order to complete the proposed merger with WGI, we have obtained a commitment for the funding of approximately $2.1 billion of new term loans and revolving debt financing, with the option of adding up to $500 million in synthetic letter of credit financing and up to $300 million in additional term loans. Proceeds from the initial financing will be used, in part, to fund the cash portion of the consideration paid to WGI’s stockholders. As of June 29, 2007, we had $79.0 million outstanding under the existing term loan. After the merger, we expect that we will have approximately $1.4 billion outstanding under the new term loans for the combined company. As a result of this increase in debt, demands on our cash resources will increase after the completion of the merger. After incurring the debt financing to effect the merger, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the twelve months following the merger will be approximately $125.2 million based on assumed interest rates and credit ratings. If our credit ratings are lower than assumed, our interest expenses, unused revolving line of credit fees and up-front fees will be greater. Based on the expected outstanding indebtedness of approximately $1.4 billion under the arranged credit facility, if market rates were to average 1% higher during that same twelve-month period, our net-of-tax interest expense would increase by approximately $8.3 million.

If the merger agreement is terminated, WGI may be required in specified circumstances to pay a termination fee of $70.0 million to us, and we may be required in specified circumstances to pay a termination fee of $70.0 million to WGI. In addition, we will immediately expense the capitalized merger costs related to this merger and it will have an impact to our short-term earnings.

Operating Activities

The increase in cash flows from operating activities for the six months ended June 29, 2007 was primarily due to an increase in net income. In addition, there was an increase in accounts payable driven by increased activities in our Advatech joint venture. These increases were offset by advance payments previously received from and subsequently used on a flue gas desulphurization project, increase in tax payments, and the timing of billings to clients on contracts.

Investing Activities

As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general- purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases and equipment notes, and business acquisitions, during the six months ended June 29, 2007 and June 30, 2006 were $13.2 million and $9.8 million, respectively.

Financing Activities

The increase in net cash flows used by financing activities was primarily due to a decrease in net change of book overdrafts, a decrease in proceeds from employee stock purchase plan and exercise of stock options, offset by a decrease in debt repayments.

Non-cash Acquisition

On April 2, 2007, we acquired CRI Resources, Inc. (“CRI”) through a debt-for-equity swap under Chapter 11 of the United States Bankruptcy Court Central District of California Los Angeles Division. The purchase price, net of cash acquired, was approximately $16.8 million, which represented the amount of our receivable from CRI and resulted in no gain or loss on the transaction.

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of June 29, 2007.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of June 29, 2007:
Credit Facility:
Term loan	$79,000	$—	$23,700	$55,300	$—
Capital lease obligations and equipment notes	51,073	15,413	24,086	11,093	481
Notes payable, foreign credit lines and other indebtedness (1)	2,460	1,088	800	516	56
Total debt	132,533	16,501	48,586	66,909	537
Pension funding requirements (2)	132,481	19,880	32,691	20,157	59,753
Purchase obligations (3)	4,881	2,617	2,264	—	—
Interest (4)	23,089	8,655	12,321	2,087	26
Asset retirement obligations	4,368	602	311	1,179	2,276
Other contractual obligations (5)	25,661	7,458	10,069	3,367	4,767
Operating lease obligations (6)	433,619	98,197	159,488	98,859	77,075
Total contractual obligations	$756,632	$153,910	$265,730	$192,558	$144,434

(1)	Amounts shown exclude remaining original issue discounts of $42 thousand for notes payable.

(2)
These pension funding requirements for the EG&G pension plans, the Dames & Moore Final Salary Pension Fund in the United Kingdom, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan (“SERP”) with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $12.2 million into a rabbi trust for our CEO’s SERP within 15 days of the earlier of (1) a request by the CEO or (2) the termination of the CEO’s employment for any reason, including death.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)
Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate as of June 29, 2007.

(5)
Other contractual obligations include contractual payments to former employees and net liabilities for anticipated settlements under Financial Accounting Standards Board's Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) tax liabilities, including interest.

(6)	These operating leases are predominantly real estate leases.

Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:

•
As of June 29, 2007, we had $62.8 million in standby letters of credit under our Credit Facility. We use letters of credit primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the credit facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee is equal to the remaining term of the underlying credit facility, which will expire on September 30, 2007. The amount of the guarantee was $9.5 million at June 29, 2007.

•	As of June 29, 2007, the amount of a guarantee used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries was $9.9 million.

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

Credit Facility. Our senior credit facility (“Credit Facility”) consists of a six-year term loan of $350.0 million, and a five-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of June 29, 2007, we had $79.0 million outstanding under the term loan, $62.8 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank’s base rate plus an applicable margin, at our option. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of June 29, 2007 and December 29, 2006, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of June 29, 2007 and December 29, 2006, the interest rate on our term loan was at 6.36%.

As of June 29, 2007, we were in compliance with all of the covenants of our Credit Facility.

Revolving Line of Credit. A summary of our revolving line of credit information is as follows:

	Three Months Ended June 29, 2007	Six Months Ended June 29, 2007
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.1%	8.2%
Average daily revolving line of credit balances	$1.8	$4.4
Maximum amounts outstanding at any one point	$14.7	$40.3

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	7.7%	7.4%
Average daily revolving line of credit balances	$0.1	$0.6
Maximum amounts outstanding at any one point	$1.5	$21.8

Notes payable, foreign credit lines and other indebtedness. As of June 29, 2007 and December 29, 2006, we had outstanding amounts of $2.4 million and $7.9 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 7.1% and 6.1% as of June 29, 2007 and December 29, 2006, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of June 29, 2007, we had $13.8 million in lines of credit available under these facilities with no amount outstanding. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. The interest rate was 6.2% as of December 29, 2006.

Capital Leases and Equipment Notes. As of June 29, 2007 and December 29, 2006, we had $51.1 million and $46.7 million in obligations under our capital leases and equipment notes, respectively, consisting primarily of leases and notes for office equipment, computer equipment and furniture. As of June 29, 2007 and December 29, 2006, approximately $30.1 million and $27.0 million, respectively, were structured as notes payable.

Operating Leases. As of June 29, 2007, we had approximately $433.6 million in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the six months ended June 29, 2007, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we have historically considered and continue to consider entering into interest rate swap derivative financial instruments that, for a price, would reduce the risk of interest rate fluctuations.

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

We expect that, within the next twelve months, we will make an estimated settlement payment of $3.4 million on one uncertain tax position relating to the deductibility of acquired intangibles. We expect that we will recover the value of this settlement through amortization of the acquired intangibles. There was not a material change in estimates during the three months and six months ended June 29, 2007.

Backlog. Our contract backlog consists of the amount billable for future services under signed contracts, including task orders that are actually issued and funded under indefinite delivery contracts. Our consolidated contract backlog was $5,748.0 million and $4,637.2 million at June 29, 2007 and December 29, 2006, respectively. The increase was due primarily to a $768 million defense contract entered into by the EG&G Division during the quarter.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, certain excise taxes and some industry-specific taxes. A consensus had been reached that entities may adopt a policy of presenting these taxes within the income statement on either a gross or a net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented on a net basis, then the amount of such taxes that are recognized on a gross basis must be disclosed. We adopted EITF 06-3 on our effective date of December 30, 2006. We present revenues net of sales and value-added taxes in our results of operations. The amount of taxes we collected from our customers and remitted to government authorities was immaterial to our consolidated revenues.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status as a component of net periodic benefit cost. We adopted the recognition and disclosure provisions of SFAS 158, effective on December 29, 2006, which was the end of our fiscal year 2006. The requirement to measure our defined benefit plan assets and benefit obligations as of the date of our fiscal year-end will be effective for us for the fiscal year ending in December 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility. Based on outstanding indebtedness of $79.0 million under our Credit Facility at June 29, 2007, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $0.5 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $0.5 million. After the WGI merger, we expect to have approximately $1.4 billion outstanding under the new term loans for the combined company, and based on this expected outstanding indebtedness, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $8.3 million, respectively. However, we have historically considered and continue to consider entering into interest rate swap derivative financial instruments that, for a price, would reduce the risk of interest rate fluctuations.

Foreign currency risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $2.2 million of foreign currency translation gains for the three months ended June 29, 2007 and $2.5 million of foreign currency translation gains for the three months ended June 30, 2006. We had $3.2 million of foreign currency translation gains for the six months ended June 29, 2007 and $2.6 million of foreign currency translation gains for the six months ended June 30, 2006. The currency exposure is not material to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we filed or submitted to the SEC under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each coverage. Parties may seek damages that substantially exceed our insurance coverage.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors that were disclosed in Part II, Item 1A of our Form 10-Q since the quarter ended on March 30, 2007 or in our Form 10-K for the fiscal year ended December 29, 2006, except for the risk factor identified by asterisks (*) at the end of the risk factor headings. Our preliminary joint proxy statement/prospectus dated July 19, 2007, currently being reviewed by the SEC, contains risk factors specifically relating to the pending WGI merger and should be reviewed in this regard. In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following factors also could affect our financial condition and results of operations:

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

We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and indefinite delivery contracts (“IDCs”). Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of June 29, 2007, our backlog was approximately $5.7 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period because clients may modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders. If we do not realize a substantial amount of our book of business, our operations could be harmed and our future revenues could be significantly reduced.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.

We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulation (the “FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Services Contract Act and the DoD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards. For example, during the course of its audits, the DCAA may question our incurred project costs, and if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Revenues from federal government contracts and state and local government contracts represented approximately 41% and 22%, respectively, of our total revenues for the six months ended June 29, 2007. Government contracts are awarded through a regulated procurement process. The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors who have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

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

If our goodwill or intangible assets become impaired, then our profits may be significantly reduced or eliminated.*

Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net purchased intangible assets were $1,010.1 million as of June 29, 2007. Our goodwill and other net purchased intangible assets will increase significantly if we successfully complete the WGI acquisition. If any of our goodwill or intangible assets were to become impaired, we would be required to write off the impaired amount, which may significantly reduce or eliminate our profits.

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

In performing our services, we may be exposed to legal proceedings in connection with cost overruns, personal injury claims, property damage, labor shortages or disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In some actions, parties may seek damages that exceed our insurance coverage. Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim. Our services may require us to make judgments and recommendations about environmental, structural, geotechnical and other physical conditions at project sites. If our performance, judgments and recommendations are later found to be incomplete or incorrect, then we may be liable for the resulting damages. Various legal proceedings are pending against us in connection with the performance of our professional services and other actions by us. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurance can be provided as to a favorable outcome, based on our previous experience in these matters, we do not believe that any of our legal proceedings, individually or collectively, are likely to exceed established loss accruals or our various professional errors and omissions, project-specific and other insurance policies. However, the resolution of outstanding claims is subject to inherent uncertainty and it is reasonably possible that any resolution could have an adverse effect on us. If we sustain damages that exceed our insurance coverage or for which we are not insured, our results of operations and financial condition could be harmed.

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

Revenues under contracts with the DoD and other defense-related clients represented approximately 33% of our total revenues for the six months ended June 29, 2007. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations. Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

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

Our failure to attract and retain key employees could impair our ability to provide services to our clients and otherwise conduct our business effectively. *

As a professional and technical services company, we are labor intensive, and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, we rely heavily upon the expertise and leadership of our senior management. Further, in anticipation of the merger with WGI, or following the merger if it is successfully consummated, our employees may experience uncertainty about their future with the combined company, which could adversely affect our ability to retain key personnel. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Employee, agent, or partner misconduct or our failure to comply with laws or regulations could weaken our ability to win contracts with government clients, which could result in decreasing revenues.

 As a federal, state, and local government contractor, misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, laws regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. Other examples of potential misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting, which could weaken our ability to win future contract with government clients.

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

The completion of the proposed merger with Washington Group International, Inc. (“WGI”) could adversely affect our liquidity and cash flows. Conversely, the termination of the proposed merger with WGI could adversely affect or eliminate our short-term profits.*

In order to complete the proposed merger with WGI, we have obtained a commitment for the funding of approximately $2.1 billion of new term loans and revolving debt financing, with the option of adding up to $500.0 million in synthetic letter of credit financing and up to $300.0 million in additional term loans. Proceeds from the initial financing will be used, in part, to fund the cash portion of the consideration paid to WGI’s stockholders. As of June 29, 2007, we had $79.0 million of total outstanding indebtedness, but after the merger, the combined company’s debt is expected to be approximately $1.4 billion. Based on assumed interest rates and credit ratings, after incurring the debt financing to effect the merger, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the twelve months following the merger will be approximately $125.2 million. If our credit ratings are lower than assumed, our interest expense, unused revolving line of credit fees and up-front fees will increase. Based on the expected outstanding indebtedness of approximately $1.4 billion under the arranged credit facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $8.3 million, respectively. As a result of this increase in debt, demands on our cash resources will increase after the completion of the merger. The increased levels of debt could, among other things:

•
require us to dedicate a substantial portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect our ability to obtain surety bonds;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate initiatives;

•  create competitive disadvantages compared to other companies with less indebtedness;

•  adversely affect our stock price; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt.

To the extent the proposed merger with WGI is terminated for any reason, then our short-term profits would be immediately impacted by the expensing of all merger-related fees and, if applicable, termination fees.

Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us. *

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, could restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of June 29, 2007, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the next twelve months would, if the WGI merger were not to occur, be approximately $3.5 million. Based on the current outstanding indebtedness of $79.0 million under our current credit facility, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $0.5 million. However, based on assumed interest rates and credit ratings, after incurring the debt financing to effect the WGI merger, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes) during the twelve months following the merger will be approximately $125.2 million. If our credit ratings are lower than assumed, our interest expense, unused revolving line of credit fees and up-front fees will increase. Based on the expected outstanding indebtedness of approximately $1.4 billion under the arranged credit facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $8.3 million, respectively.

Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.

As a multinational company, we have operations in over 20 countries and we derived 10% and 9% of our revenues from international operations for the six months ended June 29, 2007 and June 30, 2006, respectively. International business is subject to a variety of risks, including:

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

We rely on third party software to run our critical accounting, project management and financial information systems. For example, we relied on one software vendor’s products to process approximately 68% of our total revenues as of June 29, 2007. We also depend on our third party software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

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

As of June 29, 2007, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the second quarter of 2007.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)
March 31, 2007 - April 27, 2007	2	$42.67	—	—
April 28, 2007 - May 25, 2007	78	47.16	—	—
May 26, 2007 - June 29, 2007	4	48.20	—	1,544
Total	84		—	1,544

(1)
All purchases were made pursuant to our Stock Incentive Plans, which allow our employees to surrender shares of our common stock as payments toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our Stock Incentive Plans and ESPP for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006). Our stock repurchase program will terminate on January 1, 2010. No purchases were made pursuant to this publicly announced repurchase program during the quarter ended June 29, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on May 24, 2007, the following proposals were adopted by our stockholders by the margins indicated below:

1.  The stockholders approved the election of the following directors to hold offices until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier deaths or resignations.

	Number of Shares
	For	Against	Abstain
H. Jesse Arnelle	41,504,450	5,348,486	130,460
Armen Der Marderosian	42,677,934	4,206,122	99,340
Mickey P. Foret	44,587,743	2,281,270	114,383
Martin M. Koffel	42,550,718	4,343,080	89,598
General Joseph W. Ralston, USAF (Ret.)	41,560,162	5,305,194	118,040
John D. Roach	41,640,608	5,238,803	103,985
Douglas W. Stotlar	44,863,250	1,993,455	126,691
William P. Sullivan	44,867,431	1,987,905	128,060
William D. Walsh	38,936,551	7,932,637	114,208

2.  The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2007 fiscal year.

Number of Shares
For	44,641,399
Against	2,316,674
Abstain	25,323
Broker Non-Votes	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1   Agreement and Plan of Merger by and among URS Corporation, Elk Merger Corporation, a wholly owned subsidiary of URS Corporation, Bear Merger Sub, Inc., a wholly owned subsidiary of URS Corporation, and Washington Group International, Inc., dated as of May 27, 2007, filed as Exhibit 2.1 to our Form 8-K, dated May 29, 2007, and incorporated herein by reference.

10.1 Form of Director Indemnification Agreement filed as Exhibit 10.4 to our Form 10-Q for the quarter ended April 30, 2004, agreed to between URS Corporation and Lydia H. Kennard as of August 1, 2007, and incorporated herein by reference.

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

URS CORPORATION

Date: August 8, 2007	By:	/s/ Reed N. Brimhall
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