Form 10-Q
period 2007-09-28
URS CORP /NEW/
filed 2007-11-07
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer  ☒ Accelerated filer ☐     Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, $.01 par value	53,464,224

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "anticipate," "believe," "estimate," "expect," "intend,"  "may," "plan," "predict," "will," "budget," "forecast," "could," "should," "potential," "continue," and similar terms used in reference to the future timing of and the satisfaction of conditions to our proposed merger with Washington Group International; future debt obligations and capital resources; future revenues and other financial results; future services and business trends; future accounting and tax estimates; future tax payments and settlements; future retirement benefit obligations; future legal claims, commitments and contingencies; future insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements. These factors include, but are not limited to: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and control costs; our and our partners' ability to bid on, win, perform and renew contracts and projects; our accounting methods; impairment of goodwill; defaults in customer payments; environmental issues and liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; our ability to maintain adequate insurance coverage; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with changes in equity-based compensation requirements; our leveraged position and ability to service our debt; our future indebtedness upon the completion or termination of our proposed merger with Washington Group International; risks associated with international operations; business activities in high security risk countries; project management and accounting software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33, Risk Factors beginning on page 60, the risk factors in our definitive joint proxy statement/prospectus filed with the SEC on October 1, 2007, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. These forward-looking statements represent only our current intentions, beliefs or expectations, and any forward-looking statement speaks only as of the date on which it was made. We assume no obligation to revise or update any forward-looking statements.

PART I.	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets
	September 28, 2007 and December 29, 2006	3
	Consolidated Statements of Operations and Comprehensive Income
	Three months and nine months ended September 28, 2007 and September 29, 2006	4
	Consolidated Statements of Cash Flows
	Nine months ended September 28, 2007 and September 29, 2006	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58

PART I
FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except per share data)

	September 28, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents, including $66,920 and $44,557 of short-term money market funds, respectively	$141,288	$89,502
Accounts receivable, including retainage of $42,159 and $37,368, respectively	692,302	680,631
Costs and accrued earnings in excess of billings on contracts in process	570,031	552,526
Less receivable allowances	(36,765)	(50,458)
Net accounts receivable	1,225,568	1,182,699
Deferred tax assets	43,667	36,547
Prepaid expenses and other assets	77,104	65,405
Total current assets	1,487,627	1,374,153
Property and equipment at cost, net	172,164	163,142
Goodwill	1,006,832	989,111
Purchased intangible assets, net	3,088	3,839
Other assets	51,160	50,784
	$2,720,871	$2,581,029
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Book overdrafts	$112	$3,334
Current portion of long-term debt	18,533	19,120
Accounts payable and subcontractors payable, including retainage of $30,367 and $19,515, respectively	346,069	290,651
Accrued salaries and wages	221,438	230,905
Accrued expenses and other	89,522	73,704
Billings in excess of costs and accrued earnings on contracts in process	150,940	168,271
Total current liabilities	826,614	785,985
Long-term debt	73,445	149,494
Deferred tax liabilities	18,624	17,808
Other long-term liabilities	136,588	117,586
Total liabilities	1,055,271	1,070,873
Commitments and contingencies (Note 6)
Minority interest	8,588	3,469
Stockholders' equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 53,424 and 52,309 shares issued, respectively; and 53,372 and 52,257 shares outstanding, respectively	534	523
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	1,018,781	973,892
Accumulated other comprehensive income (loss)	220	(3,638)
Retained earnings	637,764	536,197
Total stockholders' equity	1,657,012	1,506,687
	$2,720,871	$2,581,029
See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Revenues	$1,272,282	$1,085,604	$3,654,675	$3,153,744
Direct operating expenses	857,290	708,924	2,434,121	2,031,159
Excess of revenues over direct operating expenses	414,992	376,680	1,220,554	1,122,585
Indirect, general and administrative expenses	345,322	317,718	1,024,736	953,763
Operating income	69,670	58,962	195,818	168,822
Interest expense	2,935	4,761	10,926	15,746
Income before income taxes and minority interest	66,735	54,201	184,892	153,076
Income tax expense	26,955	24,318	75,987	65,910
Minority interest in income of consolidated subsidiaries, net of tax	1,087	(20)	3,049	437
Net income	38,693	29,903	105,856	86,729
Other comprehensive income (loss):
Minimum pension liability adjustments, net of tax benefit	—	—	—	(2,366)
Foreign currency translation adjustments	682	1,024	3,858	3,606
Comprehensive income	$39,375	$30,927	$109,714	$87,969
Earnings per share (Note 1):
Basic	$.74	$.59	$2.05	$1.71
Diluted	$.73	$.58	$2.01	$1.68
Weighted-average shares outstanding (Note 1):
Basic	51,944	50,945	51,559	50,627
Diluted	52,751	51,773	52,546	51,538

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net income	$105,856	$86,729
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,779	28,208
Amortization of debt issuance costs	1,286	1,382
Costs incurred for extinguishment of debt	—	162
Provision for doubtful accounts	2,305	5,734
Deferred income taxes	(863)	(1,011)
Stock-based compensation	20,070	12,711
Excess tax benefits from stock-based compensation	(6,489)	(3,142)
Minority interest in net income of consolidated subsidiaries	3,049	437
Changes in assets and liabilities:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(52,878)	(40,599)
Prepaid expenses and other assets	(11,641)	(26,929)
Accounts payable, accrued salaries and wages and accrued expenses	69,122	2,911
Billings in excess of costs and accrued earnings on contracts in process	(14,593)	41,086
Distributions from unconsolidated affiliates, net	12,706	23,807
Other, net	(8,762)	(6,636)
Total adjustments and changes	43,091	38,121
Net cash from operating activities	148,947	124,850
Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	(6,328)	(5,028)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(22,354)	(20,833)
Net cash from investing activities	(28,682)	(25,861)
Cash flows from financing activities:
Long-term debt principal payments	(77,226)	(123,012)
Long-term debt borrowings	—	552
Net borrowings (payments) under the lines of credit	(3,749)	3,072
Net change in book overdrafts	(3,222)	15,590
Capital lease and equipment note obligation payments	(9,491)	(9,635)
Excess tax benefits from stock-based compensation	6,489	3,142
Proceeds from employee stock purchase plan and exercise of stock options	18,720	22,466
Tender and call premiums paid for debt extinguishment	—	(162)
Net cash from financing activities	(68,479)	(87,987)
Net increase in cash and cash equivalents	51,786	11,002
Cash and cash equivalents at beginning of period	89,502	101,545
Cash and cash equivalents at end of period	$141,288	$112,547

Supplemental information:
Interest paid	$10,272	$13,726
Taxes paid	$53,176	$38,757

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$16,888	$7,683
Liabilities assumed	127	2,655
Business acquisition (net of cash acquired)	$16,761	$5,028
Equipment acquired through capital lease and equipment note obligations	$13,679	$19,504

See Notes to Consolidated Financial Statements

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms "we," "us," and "our," used in this quarterly report refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We operate through two divisions: the URS Division and the EG&G Division. We offer a comprehensive range of professional planning and design, systems engineering and technical assistance, program and construction management, and operations and maintenance services for transportation, facilities, environmental, homeland security, defense systems, installations and logistics, commercial/industrial, and water/wastewater treatment projects. Headquartered in San Francisco, we operate in more than 20 countries with approximately 30,400 employees providing services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and abroad.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

You should read our unaudited interim consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006. The results of operations for the nine months ended September 28, 2007 are not indicative of the operating results for the full year or for future years.

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

Principles of Consolidation and Basis of Presentation

Our financial statements include the financial position, results of operations and cash flows of our wholly owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). All intercompany transactions and accounts were eliminated in consolidation. We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by the joint venture.  Investments in unconsolidated joint ventures and our equity in their earnings are not material to our consolidated financial statements. Investments in unconsolidated joint ventures are accounted for using the equity method.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Cash and Cash Equivalents/Book Overdrafts

We consider all highly liquid investments with acquisition date maturities of three months or less to be cash equivalents. At September 28, 2007 and December 29, 2006, we had book overdrafts for some of our disbursement accounts. These overdrafts represented transactions that had not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

At September 28, 2007 and December 29, 2006, cash and cash equivalents included $71.7 million and $38.7 million, respectively, held and used by our consolidated joint ventures.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options and unvested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock whereby the proceeds from assumed exercises are used to hypothetically repurchase stock at the average market price for the period. Potentially dilutive shares of common stock outstanding include stock options and unvested restricted stock awards and units, and take into consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)").  Diluted EPS is computed by dividing net income plus preferred stock dividends, if any, by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), a reconciliation of the numerator and denominator of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands, except per share data)
Numerator — Basic
Net income	$38,693	$29,903	$105,856	$86,729
Denominator — Basic
Weighted-average common stock shares outstanding	51,944	50,945	51,559	50,627
Basic earnings per share	$.74	$.59	$2.05	$1.71
Numerator — Diluted
Net income	$38,693	$29,903	$105,856	$86,729
Denominator — Diluted
Weighted-average common stock shares outstanding	51,944	50,945	51,559	50,627
Effect of dilutive securities
Stock options and restricted stock awards and units	807	828	987	911
	52,751	51,773	52,546	51,538
Diluted earnings per share	$.73	$.58	$2.01	$1.68

               URS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

In our computation of diluted EPS, we excluded the following potentially dilutive shares of issued and unexercised stock options, and unvested restricted stock awards and units, which have an anti-dilutive effect on EPS.

	September 28, 2007	September 29, 2006
	(In thousands)
Anti-dilutive stock options and unvested restricted stock awards and units	44	846

Adopted and Recently Issued Statements of Financial Accounting Standards

We adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," ("FIN 48"), effective December 30, 2006, which is the beginning of our 2007 fiscal year. FIN 48 prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 establishes rules for recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. FIN 48 requires that we report the cumulative effect of applying the interpretation as an adjustment to the beginning balance of retained earnings as of December 30, 2006. A more detailed discussion of the effect of the adoption of FIN 48 is included in Note 8, "Income Taxes."

In June 2006, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force No. 06-3 ("EITF 06-3"), "How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement." The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value-added, certain excise taxes and some industry-specific taxes. A consensus had been reached that entities may adopt a policy of presenting these taxes within the income statement on either a gross or a net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented on a net basis, then the amount of such taxes that are recognized on a gross basis must be disclosed. We adopted EITF 06-3 on our effective date of December 30, 2006. We present revenues net of sales and value-added taxes in our results of operations. The amount of taxes we collected from our customers and remitted to governmental authorities was immaterial to our consolidated revenues.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurement," ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," ("SFAS 158"). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan's overfunded status or a liability for such a plan's underfunded status, (2) measurement of a defined benefit plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan's funded status as a component of net periodic benefit cost. We adopted the recognition and disclosure provisions of SFAS 158, effective on December 29, 2006, which was the end of our fiscal year 2006. The requirement to measure our defined benefit plan assets and benefit obligations as of the date of our fiscal year-end will be effective for us for the fiscal year ending in December 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

NOTE 2. PROPOSED MERGER

On May 27, 2007, we entered into a definitive merger agreement to acquire Washington Group International ("WGI"), an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services.

On October 29, 2007, we announced that we had postponed our previously scheduled special meeting of stockholders to approve the issuance of shares in connection with the proposed WGI acquisition. We postponed our stockholder meeting in light of the decision by WGI to postpone its stockholder meeting to allow for the solicitation of additional votes.

On November 4, 2007, URS' and WGI's board of directors unanimously approved an amendment to the merger agreement ("Amended Merger Agreement") and rescheduled URS' and WGI's stockholder meetings to November 15, 2007. The Amended Merger Agreement increases the consideration to be received by WGI stockholders and provides them with the ability to elect to receive cash, stock or cash and stock for their shares (subject to pro-ration). Based on WGI's outstanding shares and options and the closing market price of our common stock on November 2, 2007, the purchase consideration is now valued at approximately $3.2 billion. The final purchase price will be based on the average of the closing market prices of our common stock for the period beginning two trading days before and ending two trading days after November 5, 2007, the day the Amended Merger Agreement was announced. The financial statements and other information contained in this Report relate to URS Corporation as a standalone entity and do not reflect the results of the proposed merger of WGI.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

The Amended Merger Agreement allows WGI stockholders to elect to receive the merger consideration all in shares of URS common stock or all in cash, subject to pro-ration as described below. More specifically, under the Amended Merger Agreement, each WGI stockholders can elect to receive either a) 0.90 of a share of our common stock plus $43.80 in cash for each WGI share, without interest, (b) an amount in cash, without interest, equal to the sum of (i) $43.80 and (ii) 0.90 multiplied by the volume weighted average of the trading prices of our common stock during the five trading days ending on the day before the required WGI stockholder approval is received, as defined as Volume Weighted Average Price (the "VWAP") in the Bloomberg function VAP or (c) a number of shares equal to the sum of (i) 0.90 and (ii) $43.80 divided by VWAP. All-cash and all-stock elections are subject to pro-ration in order to preserve an overall per share mix of 0.90 of a share of our common stock and $43.80 in cash for all of the outstanding shares of WGI common stock taken together. The pro-ration will be determined based on VWAP of our common stock during the five trading day period (the "five-trading-day period"), which is currently scheduled to begin on November 8, 2007 and end on November 14, 2007.

In addition, immediately following the completion of the merger, each outstanding option to acquire shares of WGI common stock, whether or not vested, that remains outstanding as of the effective time of the merger will be cancelled and converted into the right to receive the "option consideration," which equals the product of (1) the number of shares of WGI common stock subject to such option and (2) the excess, if any, of $97.89 over the exercise price per share of WGI common stock subject to the option.  Each WGI option holder, other than Mr. Washington, will have the right to elect to the option consideration, for each cancelled WGI option owned, in (a) a combination of (i) an amount in cash, without interest, equal to the option consideration multiplied by 0.4474 and (ii) a number of shares of our common stock equal to the option consideration less the cash payable pursuant to the preceding clause (i), divided by $60.10, which is referred to as a mixed option election; (b) an amount in cash, without interest, equal to the option consideration; or (c) a number of shares of our common stock equal to the option consideration divided by $60.10. Any cancelled options held by Mr. Washington will be exchanged only for the combination of cash and stock, as if Mr. Washington had made a mixed option election.  All-cash and all-stock elections are subject to pro-ration in order to preserve an overall option consideration value mix of 44.74% of cash and 55.26% of our common stock. The pro-ration will be determined based on VWAP of our common stock during the five-trading-day period.

Dennis R. Washington, founder and Chairman of WGI board of directors, has executed a binding agreement to exercise all of his beneficially owned stock options for 3.2 million shares of WGI common stock (or approximately 10% of WGI's outstanding capitalization) and vote his shares in favor of the Amended Merger Agreement, if necessary, to receive the required WGI stockholder approval. If it is necessary for Mr. Washington to exercise his options and vote his shares, a new record date and meeting date for the special meeting to vote on the Amended Merger Agreement will be set.

Either party may terminate the Amended Merger Agreement in specified circumstances, including: if the merger is not consummated by December 27, 2007, unless that date is extended to May 27, 2008; if the WGI stockholders fail to approve the merger; if the URS stockholders fail to approve the issuance of URS common stock required to consummate the merger; if the other party breaches any representation, warranty, covenant or agreement of the merger agreement with the result that the conditions to the merger are not satisfied; if the other party's board of directors withdraws its approval or recommendation of the merger agreement; or if a party receives an unsolicited bona fide written merger proposal that is a superior proposal.

If the Amended Merger Agreement is terminated, WGI may be required in specified circumstances to pay a termination fee of $70.0 million to us, and we may be required in specified circumstances to pay a termination fee of $70.0 million to WGI.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Costs Related to the WGI Acquisition

In connection with the proposed WGI acquisition, we capitalized $11.0 million of costs, which have been included in Other Assets, $4.7 million of which was accrued in accounts payable on our consolidated balance sheet as of September 28, 2007.

New Senior Credit Facility

In order to complete the proposed merger with WGI, we have obtained a commitment from Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A., for the funding of approximately $2.1 billion of new term loans and senior secured revolving debt financing. The financing commitment letter also includes customary conditions to funding, including, without limitation, satisfaction of the conditions to closing of the merger as set forth in the merger agreement, the absence of any material adverse effect on WGI or its subsidiaries, taken as a whole, obtaining credit rating, a maximum ratio of pro forma combined total debt to combined pro forma EBITDA of 3.50 to 1.00 on the closing date, the accuracy of certain representations and warranties of the parties, customary legal documentation, and repayment of WGI's credit facilities. Proceeds from the initial financing will be used, in part, to fund the cash portion of the consideration to be paid to WGI's stockholders, as well as to refinance our existing senior credit facilities and, if any, the amounts outstanding under WGI's credit facilities. As of September 28, 2007, we had $39.0 million outstanding under our existing senior credit facility. Assuming completion of the proposed merger and related debt financing, we expect that we would have approximately $1.4 billion outstanding under the new term loans for the combined company.

NOTE 3.  PROPERTY AND EQUIPMENT AND GOODWILL

Property and Equipment

Property and equipment consists of the following:

	September 28, 2007	December 29, 2006
	(In thousands)
Equipment	$298,773	$271,593
Furniture and fixtures	46,744	44,328
Leasehold improvements	53,857	47,431
Construction in progress	9,471	8,897
	408,845	372,249
Accumulated depreciation and amortization	(236,681)	(209,107)
Property and equipment at cost, net	$172,164	$163,142

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

As of September 28, 2007 and December 29, 2006, we have capitalized internal-use software development costs of $71.1 million and $67.8 million, respectively. We amortize the capitalized software costs using the straight-line method over an estimated useful life of ten years.

We depreciate property and equipment using the following estimated useful lives.

Estimated Useful Life
Equipment	4 – 10 years
Capital leases	3 – 10 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	6 months – 20 years

Depreciation expense related to property and equipment and amortization expense related to purchased intangible assets for the three and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In millions)

Depreciation expense	$9.8	$8.5	$29.0	$26.9
Amortization expense	$0.3	$0.4	$0.8	$1.3

Goodwill

As of September 28, 2007 and December 29, 2006, our consolidated goodwill was $1.0 billion and  $989.1 million, respectively. The increase of $17.7 million for the nine months ended September 28, 2007 was primarily due to our acquisition of CRI Resources, Inc. ("CRI"), a privately-held company specializing in leasing demolition and wrecking equipment.

Business Combination

On April 2, 2007, we acquired CRI through a debt-for-equity swap under Chapter 11 of the United States Bankruptcy Court Central District of California Los Angeles Division. The purchase price, net of cash acquired, was approximately $16.8 million, which represented the amount of our receivable from CRI and resulted in no gain or loss on the transaction.

NOTE 4. EMPLOYEE RETIREMENT PLANS

Executive Plan

During December 2006, we entered into a new employment agreement with our Chief Executive Officer ("CEO"), which included an amended and restated Supplemental Executive Retirement Agreement (the "Executive Plan") revising the CEO's annual lifetime retirement benefit and other benefits. The Executive Plan benefits are based on the CEO's "final average annual compensation," which is the sum of the CEO's base salary plus target bonus established for him under our incentive compensation program during the consecutive 36-month period in his final 60 months of employment in which the average compensation was the highest, but, solely for purposes of the calculations, the base salary will not be higher than $950,000 nor will the target bonus be higher than 120% of the base salary.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Under the terms of the Executive Plan, we are obligated to fund into a rabbi trust the lump sum value of the Executive Plan benefits within 15-days of the earlier of (1) a request by the CEO or (2) the termination of the CEO's employment for any reason, including death. The components of our net periodic pension costs related to the Executive Plan for the three and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands)
Amortization of net (gain)/loss	$(2)	$8	$(6)	$24
Service cost	172	—	516	—
Interest cost	153	140	459	420
Net periodic benefit cost	$323	$148	$969	$444

Radian SERP and SCA

The URS Division maintains two non-qualified defined benefit plans, a supplemental executive retirement plan and a salary continuation agreement (the "Radian SERP and SCA"), which were acquired as part of the Dames & Moore Group, Inc. acquisition in 1999.  Their purpose is to supplement the retirement benefits provided by other benefit plans upon the participants' attaining minimum age and years of service requirements. The components of our net periodic pension costs related to the Radian SERP and SCA for the three and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands)
Amortization of net loss	$17	$17	$51	$51
Service cost	—	—	2	—
Interest cost	154	157	462	471
Net periodic benefit cost	$171	$174	$515	$522

Final Salary Pension Fund

As part of the acquisition of the Dames & Moore Group, Inc., we assumed the Dames & Moore United Kingdom Final Salary Pension Fund (the "Final Salary Pension Fund"). The components of our net periodic pension costs relating to the Final Salary Pension Fund for the three months and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands)
Service cost (1)	$—	$199	$—	$581
Interest cost	286	231	843	673
Expected return on plan assets	(131)	(107)	(386)	(313)
Amortization of:
Transition obligation	—	21	—	61
Net loss	50	48	147	141
Net periodic benefit cost (2)	$205	$392	$604	$1,143

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(1)
Pursuant to a formal curtailment plan effective in December 2006, we eliminated the accrual of defined benefits for all future services and, therefore, we incurred no service costs related to the Final Salary Pension Fund for the three months and the nine months ended September 28, 2007.

(2)	We used the current rate method in translating our net periodic pension costs to the US dollar.

During the nine months ended September 28, 2007, we made cash contributions of $0.5 million to the Final Salary Pension Fund for the 2007 plan year. We currently expect to make additional cash contributions during fiscal year 2007 of approximately $0.2 million to the Final Salary Pension Fund.

EG&G Pension Plan and Post-retirement Medical Plan

The EG&G Division maintains a defined benefit pension plan (the "EG&G pension plan") and post-retirement medical plan (the "EG&G post-retirement medical plan"). These plans cover some of the EG&G Division's hourly and salaried employees as well as the EG&G employees of a joint venture in which the EG&G Division participates.

EG&G Pension Plan

The components of our net periodic pension costs relating to the EG&G pension plan for the three months  and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands)
Service cost	$1,750	$2,050	$5,250	$5,700
Interest cost	2,500	2,125	7,500	6,825
Expected return on plan assets	(2,850)	(3,200)	(8,550)	(7,800)
Amortization of:
Prior service cost	(525)	(525)	(1,575)	(1,575)
Net loss	250	(100)	750	750
Net periodic benefit cost	$1,125	$350	$3,375	$3,900

During the nine months ended September 28, 2007, we made cash contributions of $6.1 million to the EG&G pension plan for the 2007 plan year. We currently expect to make additional cash contributions of approximately $1.9 million to the EG&G pension plan for the remainder of fiscal year 2007.

        URS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

EG&G Post-retirement Medical Plan

The components of our net periodic costs relating to the EG&G post-retirement medical plan for the three months and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands)
Service cost	$65	$75	$195	$225
Interest cost	79	76	237	228
Expected return on plan assets	(75)	(59)	(225)	(177)
Amortization of:
Net loss	10	—	30	—
Net periodic benefit cost	$79	$92	$237	$276

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 28, 2007	December 29, 2006
	(In thousands)

Bank term loans	$39,000	$114,000
Obligations under capital leases and equipment notes	50,136	46,688
Notes payable, foreign credit lines and other indebtedness	2,842	7,926
Total current and long-term debt	91,978	168,614
Less:
Current portion of long-term debt	18,533	19,120
Long-term debt	$73,445	$149,494

Credit Facility

Our senior credit facility ("Credit Facility") consists of a six-year term loan of $350.0 million, and a five-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of September 28, 2007, we had $39.0 million outstanding under the term loan, $63.3 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank's base rate plus an applicable margin, at our option. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of September 28, 2007 and December 29, 2006, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of September 28, 2007 and December 29, 2006, the interest rates on our term loan were at 6.20% and 6.36%, respectively.

As of September 28, 2007, we were in compliance with all of the covenants of our Credit Facility.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Revolving Line of Credit

A summary of our revolving line of credit information is as follows:

	Three Months Ended September 28, 2007	Three Months Ended September 29, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.2%	8.0%
Average daily revolving line of credit balances	$0.2	$0.3
Maximum amounts outstanding at any one point	$4.7	$6.5

	Nine Months Ended September 28, 2007	Nine Months Ended September 29, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.2%	7.5%
Average daily revolving line of credit balances	$3.0	$0.5
Maximum amounts outstanding at any one point	$40.3	$21.8

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness. As of September 28, 2007 and December 29, 2006, we had outstanding amounts of $2.8 million and $7.9 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.5% and 6.1% as of September 28, 2007 and December 29, 2006, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of September 28, 2007, we had $13.8 million in lines of credit available under these facilities with $1.2 million outstanding. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. The interest rates were 7.0% and 6.2% as of September 28, 2007 and December 29, 2006, respectively.

Capital leases and equipment notes.  As of September 28, 2007 and December 29, 2006, we had $50.1 million and $46.7 million in obligations under our capital leases and equipment notes, respectively, consisting primarily of leases and notes for office equipment, computer equipment and furniture. As of September 28, 2007 and December 29, 2006, approximately $28.8 million and $26.9 million of these obligations, respectively, were structured as notes payable.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Maturities

As of September 28, 2007, the amounts of our long-term debt outstanding (excluding capital leases and equipment notes) that mature in the next five years and thereafter, are as follows:

(In thousands)
Less than one year	$2,047
Second year	6,040
Third year	8,081
Fourth year	25,578
Fifth year	96
$41,842

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations. We are also involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty. We are including information regarding the following proceedings in particular:

▪
Saudi Arabia: One of our subsidiaries, LSI, provided aircraft maintenance support services on F-5 aircraft under contracts (the "F-5 Contract") with a Saudi Arabian government ministry (the "Ministry"). LSI completed its operational performance under the F-5 Contract in November 2000 and the Ministry has yet to pay a $12.2 million account receivable owed to LSI. In addition, in 2004, the Ministry directed payment of a performance bond outstanding under the F-5 contract for approximately $5.6 million. The following legal proceedings ensued:

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

LSI was involved in a dispute related to a tax assessment issued by the Saudi Arabian taxing authority ("Zakat") against LSI of approximately $5.1 million for the years 1999 through 2002. LSI disagreed with the Zakat assessment and on June 6, 2006, the Zakat and Tax Preliminary Appeal Committee ruled partially in favor of LSI by reducing the tax assessment to approximately $2.2 million. LSI has appealed the decision of the Zakat and Tax Preliminary Appeal Committee in an effort to eliminate or further reduce the assessment, and, as a part of that appeal, posted a bond in the full amount of the remaining tax assessment. LSI will continue to defend this matter vigorously.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas. The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable. In March 2005, the Ministry filed a motion to dismiss, which the District Court denied. In November 2005, the Ministry filed another motion to dismiss, to which the District Court responded by ordering the parties to conduct further discovery. On April 12, 2007, the Ministry filed a supplemental brief in support of its motion to dismiss. On September 26, 2007, the District Court heard oral arguments on the motion to dismiss. LSI intends to continue to pursue this matter vigorously. On May 31, 2007, LSI filed a response objecting to the Ministry's motion to dismiss, to which the Ministry filed a reply brief on June 29, 2007.

▪
Lebanon: Our 1999 acquisition of Dames and Moore Group, Inc. included the acquisition of a wholly owned subsidiary, Radian International, LLC ("Radian"). Prior to the acquisition, Radian entered into a contract with the Lebanese Company for the Development and Reconstruction of Beirut Central District, S.A.L ("Solidere"). Under the contract, Radian was to provide environmental remediation services at the Normandy Landfill site located in Beirut, Lebanon (the "Normandy Project"). Radian subcontracted a portion of these services to Mouawad - Edde SARL. The contract with Solidere required the posting of a Letter of Guarantee, which was issued by Saradar Bank, Sh.M.L. ("Saradar") for $8.5 million. Solidere drew upon the full value of the Letter of Guarantee. The contract also provided for the purchase of project-specific insurance. The project-specific insurance policy was issued by Alpina Insurance Company ("Alpina").

Radian and Solidere initially sought to resolve their disputes through arbitration proceedings before the International Chamber of Commerce ("ICC"). Solidere alleges that Radian's activities and services resulted in the production of chemical and biological pollutants, including methane gas, at the Normandy Project. In July 2004, an ICC arbitration panel ruled against Radian. Among other things, the ICC ordered Radian to: i) prepare a plan to remediate the production of methane gas at the Normandy Site; and, ii) pay approximately $2.4 million in attorney fees and other expenses. The ICC also authorized Solidere to withhold project payments.

Since the July 2004 ruling, numerous other legal actions have been initiated. On January 20, 2006, Radian initiated a new ICC arbitration proceeding against Solidere alleging, in part, that Solidere's lack of cooperation prevented Radian from complying with the July 2004 ruling. In response to Radian's January 20, 2006 filing, Solidere terminated Radian's contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation (DE), the indirect parent of Radian, claiming that URS Corporation (DE) is responsible for Radian's liabilities because both entities operated as a single economic enterprise. Solidere's February 13, 2006 filing seeks to recover the costs to remediate the Normandy Site, damages resulting from delays in project completion, and past and future legal costs. On February 20, 2006, Radian amended its January 20, 2006 filing to include Solidere's unwarranted termination of Radian's contract.

On June 30, 2006, URS Corporation (DE) filed a separate complaint in the United States District Court for the District of Delaware seeking to enjoin Solidere's attempt to include URS Corporation (DE) as a party in the arbitration before the ICC. However, because Radian is maintained as a distinct legal entity separate from URS Corporation (DE), URS Corporation (DE) is not responsible for any of Radian's liabilities.  On September 28, 2007, the Delaware District Court issued a Memorandum of Opinion, which, among other things, partially granted Solidere's motion to dismiss. We plan to appeal this decision.

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

In July 2004, Saradar filed a claim for reimbursement in the First Court in Beirut, Lebanon, to recover the $8.5 million paid on the Letter of Guarantee from Radian and co-defendant Wells Fargo Bank, N.A. Saradar alleges that it is entitled to reimbursement for the amount paid on the Letter of Guarantee. In February 2005, Radian responded to Saradar's claim by filing a Statement of Defense. In April 2005, Saradar also filed a reimbursement claim against Solidere. Radian contends that it is not obligated to reimburse Saradar. The matter is currently under submission by the First Court in Beirut. The current instability in Lebanon may delay the Court's ruling.

In October 2004, Alpina notified Radian of a denial of insurance coverage. Radian filed a breach of contract and bad faith claim against Alpina in the United States District Court for the Northern District of California in October 2004 seeking declaratory relief and monetary damages. In July 2005, Alpina responded to Radian's claim by filing a motion to dismiss based on improper venue, which the District Court granted. The District Court's decision, however, did not consider the underlying merits of Radian's claim and Radian appealed the matter to the United States Court of Appeals for the Ninth Circuit in September 2005. Radian continues discussions with Alpina and its other insurance carriers to resolve the matter.

In December 2006, Zurich Insurance Company ("Zurich"), as successor in interest to Alpina, American International Specialty Lines Insurance Company ("AISLIC"), Radian, and URS Corporation, finalized a settlement agreement in which Zurich and AISLIC agreed to fund a substantial portion of the cost of defending some of the claims filed by Solidere in the ICC arbitration.

As of September 28, 2007, Solidere had withheld project payments owed to Radian amounting to  $11.5 million. We have recorded this amount as accounts receivable and retainage. In addition, we recorded $4.2 million in consolidated costs and accrued earnings in excess of billings on contracts in process.

Radian will vigorously continue to pursue its claims against Solidere and Alpina. Radian and URS Corporation will also continue to defend vigorously the claims asserted against them.

▪
Tampa-Hillsborough County Expressway Authority:  In 1999, URS Corporation Southern, our wholly owned subsidiary, entered into an agreement ("Agreement") with the Tampa-Hillsborough County Expressway Authority (the "Authority") to provide foundation design, project oversight and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure (the "Expressway") in Tampa, Florida. Also, URS Holdings, Inc., our wholly owned subsidiary, entered into a subcontract agreement with an unrelated third party to provide geotechnical services in connection with the construction of roads to access the Expressway. In 2004, during construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries occurred as a result of the incident. The Authority has completed remediation of the Expressway.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings, Inc. and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million. Sufficient information is not currently available to assess potential liabilities associated with the remediation. In April 2006, the Authority's Builder's Risk insurance carrier, Westchester Surplus Lines Insurance Company ("Westchester"), filed a subrogation action against URS Corporation Southern in the Thirteenth Judicial Circuit of Florida for $2.9 million, which Westchester has paid to the Authority. Westchester also filed a subrogation action for any future amounts that may be paid for claims that the Authority has submitted for losses caused by the subsidence of the pier. URS Corporation Southern removed Westchester's lawsuit to the United States District Court for the Middle District of Florida and filed multiple counterclaims against Westchester for insurance coverage under the Westchester policy.

One of URS Corporation Southern's and URS Holding Inc's excess insurance carriers, Arch Specialty Insurance Company ("Arch"), which was responsible for $15 million in excess coverage, has informed URS Corporation Southern and URS Holdings, Inc, that they believe the initial notice of claim provided by our insurance broker was untimely under the Arch excess policies. URS Corporation Southern and URS Holdings, Inc. rejected Arch's position.

URS Corporation Southern and URS Holdings, Inc. will continue to defend this matter vigorously.

▪
Rocky Mountain Arsenal:  In January 2002, URS Group, Inc., our wholly owned subsidiary, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado. URS Group, Inc. believes that contractual misrepresentations by Foster Wheeler Environmental resulted in our contract cost overruns in excess of $10.0 million, of which $4.4 million is included in our costs and accrued earnings in excess of billings on contracts in process. In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. ("Tetra"), in District Court for the County of Denver in the State of Colorado. In June 2006, a $1.1 million judgment was issued by the District Court against Tetra on the matter. However, URS Group, Inc. believes that the judgment, even though issued in its favor, did not adequately address the underlying merits of URS Group Inc.'s claims and therefore, URS Group, Inc. appealed the judgment to the Colorado Court of Appeals in June 2006. URS Group, Inc. intends to continue our vigorous attempt to collect the contract cost overruns of $10.0 million.

▪
Minneapolis Bridge: The collapse of the I-35W bridge in Minneapolis, Minnesota, on August 1, 2007, has been widely publicized. In 2003, the Minnesota Department of Transportation retained us to provide engineering analyses of the I-35W bridge. We had issued draft reports pursuant to this engagement and our services to the Minnesota Department of Transportation were ongoing at the time of the collapse. We were not involved in the original design or construction of the I-35W bridge, nor were we involved in any of the maintenance and construction work being performed on the bridge when the collapse occurred. Investigations are underway, but at this time, there is insufficient information to determine the cause or causes of, or potential liabilities associated with, the collapse. It is possible, however, that claims relating to the collapse will be made against us because of our work for the Minnesota Department of Transportation. The outcome of any such claims, if made, or their possible impacts on us cannot be determined at this time.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

▪
130 Liberty Street:  On August 18, 2007, two New York City firemen lost their lives fighting a fire at a skyscraper undergoing decontamination and deconstruction at 130 Liberty Street in New York City.  One of our subsidiaries, URS Corporation - New York, had been retained before the accident by the 130 Liberty Street property owner to advise, monitor and report on the general contractor's performance as well as its compliance with the project's contractual requirements. In August 2007, the Manhattan District Attorney served subpoenas related to this accident on the property owner, URS Corporation - New York, the general contractor and its principal subcontractors, as well as the City of New York. The outcome of the investigation, as well as any potential claims, if made, or their possible impacts on us cannot be determined at this time.

Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor's pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of  $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor's pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim. Parties may seek, and may be awarded, damages that substantially exceed our insurance coverage.

Excess insurance policies above our primary policy limits provide for coverages on a "claims made" basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage. While we intend to maintain these policies, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Although the outcome of our contingencies cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that the resolution of the matters described above and any of our contingencies described above, individually or collectively, are likely to materially exceed established loss accrual, or otherwise be material to our consolidated financial position. However, the resolution of outstanding contingencies is subject to inherent uncertainty and it is reasonably possible that such resolution could have a material adverse effect on us.

As of September 28, 2007, we had the following guarantee obligations and commitments:

We guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee was equal to the remaining term of the underlying credit facility, which expired on September 30, 2007. The amount of the guarantee was $9.5 million at September 28, 2007. In October 2007, we amended the term of the agreement and the amount of the new guarantee is $15 million. The new agreement and guarantee will expire on July 31, 2008.

As of September 28, 2007, the amount of the guarantee used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries was $10.1 million.

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

URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

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

We have an agreement to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture. Currently, we have no material indemnified claims.

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

The following table presents summarized financial information of our reportable segments. "Eliminations" in the following tables include elimination of inter-segment sales and elimination of investments in subsidiaries. The segment balance sheet information presented below is included only for informational purposes. We do not allocate resources or measure performance based upon the balance sheet amounts of individual segments. Our long-lived assets primarily consist of our property and equipment.

	September 28, 2007
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$974,575	$151,924	$1,322,067
EG&G Division	250,993	16,471	292,367
	1,225,568	168,395	1,614,434
Corporate	—	3,769	1,848,720
Eliminations	—	—	(742,283)
Total	$1,225,568	$172,164	$2,720,871

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	December 29, 2006
	Net Accounts Receivable	Property and Equipment at Cost, Net	Total Assets
	(In thousands)
URS Division	$908,038	$145,732	$1,229,156
EG&G Division	274,661	13,173	306,336
	1,182,699	158,905	1,535,492
Corporate	—	4,237	1,699,534
Eliminations	—	—	(653,997)
Total	$1,182,699	$163,142	$2,581,029

	Three Months Ended September 28, 2007
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$888,463	$1,671	$890,134
EG&G Division	383,819	751	384,570
Eliminations	—	(2,422)	(2,422)
Total	$1,272,282	$—	$1,272,282

	Three Months Ended September 29, 2006
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$728,273	$1,812	$730,085
EG&G Division	357,331	840	358,171
Eliminations	—	(2,652)	(2,652)
Total	$1,085,604	$—	$1,085,604

	Nine Months Ended September 28, 2007
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$2,550,964	$5,953	$2,556,917
EG&G Division	1,103,711	3,712	1,107,423
Eliminations	—	(9,665)	(9,665)
Total	$3,654,675	$—	$3,654,675

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Nine Months Ended September 29, 2006
	Revenues	Inter-segment Revenues	Consolidated
	(In thousands)
URS Division	$2,052,442	$10,542	$2,062,984
EG&G Division	1,101,302	2,500	1,103,802
Eliminations	—	(13,042)	(13,042)
Total	$3,153,744	$—	$3,153,744

We define segment contribution as total segment operating income (which is net income before income taxes and interest expense) before allocation of various segment expenses, including stock-based compensation expenses.

	Three Months Ended September 28, 2007
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$62,934	$8,899
EG&G Division	21,482	909
Eliminations	(166)	—
	84,250	9,808
Corporate	(19,337)	255
Total	$64,913	$10,063

	Three Months Ended September 29, 2006
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$52,285	$7,670
EG&G Division	20,806	1,015
Eliminations	(160)	—
	72,931	8,685
Corporate	(18,708)	244
Total	$54,223	$8,929

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Nine Months Ended September 28, 2007
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$179,685	$26,015
EG&G Division	61,663	3,016
Eliminations	(795)	—
	240,553	29,031
Corporate	(60,837)	748
Total	$179,716	$29,779

	Nine Months Ended September 29, 2006
	Contribution	Depreciation and Amortization
	(In thousands)
URS Division	$148,691	$24,379
EG&G Division	60,359	3,098
Eliminations	(814)	—
	208,236	27,477
Corporate	(55,927)	731
Total	$152,309	$28,208

We define our segment operating income (loss) as total segment net income, before income tax and interest expense. Our long-lived assets primarily consist of our property and equipment. As a result of adopting SFAS 123(R) at the beginning of fiscal year 2006, we recorded stock compensation as a corporate expense. A reconciliation of segment contribution to segment operating income for the three months and nine months ended September 28, 2007 and September 29, 2006 is presented below:

	Three Months Ended September 28, 2007
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$62,934	$21,482	$(19,337)	$(166)	$64,913
Minority Interest	1,822	—	—	—	1,822
Unallocated SFAS 123(R) expenses	(2,875)	(810)	3,685	—	—
Other miscellaneous unallocated expenses	359	(113)	2,689	—	2,935
Operating income (loss)	$62,240	$20,559	$(12,963)	$(166)	$69,670

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended September 29, 2006
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$52,285	$20,806	$(18,708)	$(160)	$54,223
Minority Interest	(22)	—	—	—	(22)
Unallocated SFAS 123(R) expenses	(2,573)	(648)	3,221	—	—
Other miscellaneous unallocated expenses	389	(902)	5,274	—	4,761
Operating income (loss)	$50,079	$19,256	$(10,213)	$(160)	$58,962

	Nine Months Ended September 28, 2007
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$179,685	$61,663	$(60,837)	$(795)	$179,716
Minority Interest	5,176	—	—	—	5,176
Unallocated SFAS 123(R) expenses	(8,571)	(2,194)	10,765	—	—
Other miscellaneous unallocated expenses	2,166	(741)	9,501	—	10,926
Operating income (loss)	$178,456	$58,728	$(40,571)	$(795)	$195,818

	Nine Months Ended September 29, 2006
	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
	(In thousands)
Contribution	$148,691	$60,359	$(55,927)	$(814)	$152,309
Minority Interest	767	—	—	—	767
Unallocated SFAS 123(R) expenses	(8,132)	(1,669)	9,801	—	—
Other miscellaneous unallocated expenses	1,626	(1,319)	15,439	—	15,746
Operating income (loss)	$142,952	$57,371	$(30,687)	$(814)	$168,822

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Geographic areas

Our revenues, and property and equipment at cost, net of accumulated depreciation by geographic areas are shown below.

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In thousands)
Revenues
United States	$1,151,391	$984,769	$3,304,794	$2,864,411
International	133,776	103,125	373,688	294,982
Eliminations	(12,885)	(2,290)	(23,807)	(5,649)
Total revenues	$1,272,282	$1,085,604	$3,654,675	$3,153,744

No individual foreign country contributed more than 10% of our consolidated revenues for the three months and nine months ended September 28, 2007 and September 29, 2006.

	September 28, 2007	December 29, 2006
	(In thousands)
Property and equipment at cost, net
United States	$149,232	$142,709
International	22,932	20,433
Total property and equipment at cost, net	$172,164	$163,142

Major Customers

We have multiple contracts with the U.S. Army, which collectively contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.  For the three months ended September 28, 2007, the U.S. Air Force, one of our major customers, also collectively contributed more than 10% of our total consolidated revenues.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

	URS Division	EG&G Division	Total
		(In millions)
Three months ended September 28, 2007
The U.S. Army (1)	$25.9	$194.0	$219.9
The U.S. Air Force	$74.6	$59.2	$133.8

Three months ended September 29, 2006
The U.S. Army (1)	$27.3	$189.2	$216.5
The U.S. Air Force	$38.4	$68.6	$107.0

Nine months ended September 28, 2007
The U.S. Army (1)	$86.6	$559.9	$646.5
The U.S. Air Force	$167.1	$178.6	$345.7

Nine months ended September 29, 2006
The U.S. Army (1)	$79.3	$566.9	$646.2
The U.S. Air Force	$96.5	$181.8	$278.3

(1)	The U.S. Army includes the U.S. Army Corps of Engineers.

NOTE 8.  STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

We recognize stock-based compensation expense, net of estimated forfeitures, over the service periods of the stock-based compensation awards on a straight-line basis in indirect, general, and administrative ("IG&A") expenses of our Consolidated Statements of Operations and Comprehensive Income. We used the Black-Scholes option-pricing model to measure the estimated fair value of stock-based option awards issued under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan ("Stock Incentive Plans") and our Employee Stock Purchase Plan ("ESPP"). We allocate our stock-based compensation expenses entirely to IG&A expenses because the proportional expenses that would have been allocated to direct costs are not material. Stock option awards expire ten years from the date of grant. Stock options, restricted stock awards, and restricted stock units vest over service periods that range from three to four years.  SFAS 123(R) requires the estimation of forfeitures at the time of grant and then a re-measurement at least annually in order to estimate the amount of share-based awards that will ultimately vest. We estimate the forfeiture rate based on our historical experience.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

The following table presents our stock-based compensation expenses related to stock options, restricted stock awards and units, and the related income tax benefits recognized for the three months and nine months ended September 28, 2007 and September 29, 2006.

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(In millions)
Stock-based compensation expenses:
Restricted stock awards and units	$5.3	$3.2	$17.4	$7.5
Stock options	0.8	1.6	2.6	5.2
Stock-based compensation expenses	$6.1	$4.8	$20.0	$12.7

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$2.4	$1.7	$7.7	$4.7

Restricted Stock Awards and Units

In light of the impact associated with the adoption of SFAS 123(R), since its adoption, we have issued only restricted stock awards and units, rather than stock options, to selected employees. Restricted stock awards and units generally vest over service periods that range from three to four years. Beginning in fiscal year 2006, we also awarded restricted stock awards and units with both a service vesting condition and a performance vesting condition. The performance-vesting condition was determined based on the achievement of annual financial targets established at the beginning of the fiscal year.

We continue to record compensation expense related to restricted stock awards and units over the applicable vesting periods as required previously under APB 25 and now under SFAS 123(R). We measure such compensation expense at the fair market value of the restricted stock awards and units at the grant date. As of September 28, 2007, we had unrecognized stock-based compensation expense of $48.3 million related to non-vested restricted stock awards and units. A summary of the status and changes of our non-vested restricted stock awards and units, according to their contractual terms, as of September 28, 2007 and during the nine months ended September 28, 2007 is presented below:

	Nine Months Ended September 28, 2007
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2006	1,342,018	$41.68
Granted	462,672	$43.18
Vested	(316,911)	$44.89
Forfeited	(54,958)	$42.26
Non-vested at September 28, 2007	1,432,821	$39.85

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

Stock Incentive Plans

We did not grant any stock options during the nine months ended September 28, 2007. A summary of the status of, and changes in, the stock options granted under our Stock Incentive Plans, according to the contractual terms, as of September 28, 2007 and for the nine months ended September 28, 2007 are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2006	2,368,308	$22.56
Exercised	(646,332)	$22.44
Forfeited/expired/cancelled	(14,634)	$25.75
Outstanding at September 28, 2007	1,707,342	$22.59	5.00	$57,813
Options exercisable at end of period	1,689,175	$22.51	4.97	$57,328

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $56.45 as of September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 28, 2007, we had unrecognized stock-based compensation expense of $87 thousand related to non-vested stock option awards.

The following table summarizes information about stock options outstanding at September 28, 2007, under our Stock Incentive Plans:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.18 - $13.56	84,101	5.4	$13.03	84,101	$13.03
$13.57 - $16.95	90,808	2.4	$15.36	90,808	$15.36
$16.96 - $20.34	187,349	4.5	$18.46	187,349	$18.46
$20.35 - $23.73	511,985	3.9	$21.98	511,985	$21.98
$23.74 - $27.12	768,501	6.0	$25.27	768,501	$25.27
$27.13 - $30.51	50,000	7.3	$29.31	33,333	$29.31
$30.52 - $33.85	11,598	4.7	$31.95	11,598	$31.95
$33.86 - $37.61	3,000	7.7	$35.00	1,500	$35.00
	1,707,342	5.0	$22.59	1,689,175	$22.51

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program in March 2007. The stock repurchase program was designed to offset the earnings per share dilution that would result from the issuance of additional shares under our equity incentive and employee stock purchase plans.  We are authorized to repurchase up to one million shares of our common stock plus the cumulative number of additional shares issued or deemed issued under our Stock Incentive Plans and ESPP (excluding shares issuable upon the exercise of options granted prior to December 30, 2006) for the period from December 30, 2006 through January 1, 2010. As of September 28, 2007, we had not repurchased any shares under this stock repurchase program.

     URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

NOTE 9. INCOME TAXES

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to be taken on a tax return. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

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

We expect that, within the next twelve months, we will make an estimated settlement payment of $3.4 million on one uncertain tax position relating to the deductibility of acquired intangibles. We expect that we will recover the value of this settlement through amortization of the acquired intangibles. There were no material changes in estimates during the three months and nine months ended September 28, 2007.

The effective income tax rates for the three months and nine months ended September 28, 2007 and September 29, 2006 are as follows:

	Three Months Ended	Nine Months Ended
September 28, 2007	40.4%	41.1%
September 29, 2006	44.9%	43.1%

The decrease in our effective tax rates, for the three months and nine months ended September 28, 2007 compared with the corresponding periods last year, related primarily to differences between amounts previously estimated for state income taxes and amounts reported on the tax returns. The differences became known as the tax returns were finalized and filed. The differences this year resulted in a decrease in income tax expense for the three months and nine months ended September 28, 2007. However, the same analysis completed in 2006 resulted in an increase in income tax expense for the three months and nine months ended September 29, 2006. The amounts estimated for state income taxes in 2006 were lower than the amounts reported on the tax returns in 2006. In addition, due to an IRS tax settlement, we paid interest on a pre-acquisition research and development deduction that was disallowed.

        URS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

NOTE 10. VARIABLE INTEREST ENTITIES

We participate in joint ventures, partnerships, and partially-owned limited liability companies formed for the purpose of bidding, negotiating and executing projects. Sometimes we function as the sponsor or manager of the projects performed by these entities. Some of these entities are variable interest entities ("VIE") as defined by FIN 46(R). We consolidate one of the limited liability companies, Advatech, LLC ("Advatech"), of which we are a 60% owner and the primary beneficiary. We have not guaranteed any bank debt on behalf of Advatech; however,  one of our subsidiaries has guaranteed the performance of Advatech's contractual obligations. Advatech provides design, engineering, construction and construction management services to its customers relating to a specific technology involving flue gas desulfurization processes. Advatech's total revenues were $115.7 million and $68.0 million for the three months ended September 28, 2007 and September 29, 2006, respectively. Advatech's total revenues were $344.4 million and $155.5 million for the nine months ended September 28, 2007 and September 29, 2006, respectively. In addition, we consolidated the following total assets of Advatech, which are collateral for the joint venture's obligations, into our financial statements as of September 28, 2007 and December 29, 2006:

	September 28, 2007	December 29, 2006
	(In thousands)
Cash and cash equivalents	$71,493	$38,627
Net accounts receivable	48,842	64,839
Other assets	33,264	25,295
	$153,599	$128,761

NOTE 11. SUPPLEMENTAL GUARANTOR INFORMATION

Prior to the quarter ended September 29, 2006, we were required to provide supplemental guarantor information because substantially all of our domestic operating subsidiaries had guaranteed our obligations under our 11½% Senior Notes ("11½% Notes"). Each of the subsidiary guarantors had fully and unconditionally guaranteed our obligations on a joint and several basis. On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% Notes. Therefore, the supplemental guarantor disclosure information is no longer required.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. See "Forward-Looking Statements" on page 1.  You should read this discussion in conjunction with: Part II, Item 1A, "Risk Factors," beginning on page 54; the consolidated financial statements and notes thereto contained in Part I, Item 1, "Consolidated Financial Statements;" and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006, which was previously filed with the Securities and Exchange Commission ("SEC").

OVERVIEW

Business Summary

We are one of the world's largest engineering design services firms and a major federal government contractor for systems engineering and technical assistance, and operations and maintenance services. Our business focuses primarily on providing fee-based professional and technical services in the engineering and defense markets, although we also perform some construction work. As a result, we are labor and not capital intensive. We derive income from our ability to generate revenues and collect cash from our clients through the billing of our employees' time and our ability to manage our costs. We operate our business through two segments: the URS Division and the EG&G Division.

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

Revenues for Three Months Ended September 28, 2007

Consolidated revenues for the three months ended September 28, 2007 increased approximately 17% compared with the corresponding period last year. This increase was the result of robust growth in the services we provide to U.S. federal government, state and local government, and international clients, compared to the third quarter of fiscal 2006. We also experienced an acceleration in revenue growth in the services we provide to private sector clients, particularly in the power and oil and gas sectors.

Because our business continues to grow and change, during the fiscal year ended December 29, 2006, we implemented a new process and refined our definitions for identifying contract revenues by client type. For our discussion and analysis of the quarter ended September 28, 2007, to provide comparability with the allocation for the quarter ended September 29, 2006, we have reallocated the revenues identified with each market sector for the quarter ended September 29, 2006 based upon the new system adopted in fiscal 2006. This reallocation of revenues had no effect on our segment reporting.

Revenues from our federal government clients for the three months ended September 28, 2007 increased approximately 9% compared with the corresponding period last year. This increase reflected revenue growth from infrastructure and facilities projects we perform for Department of Defense ("DoD") agencies in the U.S. and overseas, as well as strong demand for the planning and design, and program and construction management services we provided to the U.S. Army Corps of Engineers. We also benefited from strong demand for the operations and maintenance services we provide to the U.S. Army related to military activities in the Middle East. In addition, our DoD clients continued to fund contracts to perform systems engineering and logistics management services at a level consistent with the corresponding period last year. In contrast, revenues from our contracts with the Federal Emergency Management Agency ("FEMA") to provide services on a contingency basis during emergencies and natural disasters declined compared to the third quarter of fiscal 2006. In fiscal 2006, we experienced unusually high activity under these contracts due to hurricane recovery activities following the destructive 2005 Atlantic hurricane season.

Revenues from our state and local government clients for the three months ended September 28, 2007 increased approximately 14% compared with the corresponding period last year. In the third quarter, we experienced favorable funding conditions as our government clients continued spending on infrastructure improvement programs, including highway, transit, school and water/wastewater projects. The approval of major bond initiatives to fund infrastructure projects in the past two years, and the overall strength of state economic conditions and budgets continued to support a strong level of infrastructure spending. In addition, the Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users ("SAFETEA-LU"), which authorizes federal matching funds for transportation projects through the 2009 fiscal year, continued to have a positive effect on revenues as our state and local government clients were accessing more SAFETEA-LU funds and, as a result, awarding more transportation projects.

Revenues from our domestic private industry clients for the three months ended September 28, 2007 increased 30% compared with the corresponding period last year. High procurement activity in the emission control portion of our power sector business, as well as growth in demand for the traditional engineering and environmental services we provide to power clients were the primary factors in driving this growth. Our emission control business involves helping utilities comply with federal emissions regulations, such as the Clean Air Interstate and Clean Air Mercury Rules, which have accelerated mandates to reduce sulfur and mercury emissions. We also saw a significant increase in the engineering and environmental work we perform for multinational corporations under Master Service Agreements ("MSAs"), particularly for clients in the oil and gas, and mining sectors. Many of our oil and gas sector clients continued to use profits derived from the sustained high-level of energy prices to reinvest in capital improvement projects.  In addition, an increasing level of subcontractor services and equipment cost pass-throughs caused a portion of our revenue growth from private sector clients.

Revenues from our international clients for the three months ended September 28, 2007 increased approximately 30% compared with the corresponding period last year. Excluding the effect of foreign currency fluctuations, international revenues increased 21% due to favorable market trends in Europe and Asia-Pacific, as well as growth in the work we perform for multinational clients outside the United States under MSAs. In Europe, stringent environmental regulations continued to drive demand for the services we provide under our MSAs, particularly with multinational clients in the oil and gas industry. We also experienced strong demand for the engineering, and operations and maintenance services we provide for highway projects in the United Kingdom. In addition, we experienced growth in structural assessment and environmental assessment services related to commercial real estate transactions in Continental Europe. In the Asia-Pacific region, we continued to benefit from strong economic growth, particularly in Australia and New Zealand, as well as increased growth from services in the transportation, mining and water/wastewater sectors.

Cash Flows and Debt

During the nine months ended September 28, 2007, we generated $148.9 million in cash from operations. (See "Consolidated Statements of Cash Flows" to our "Consolidated Financial Statements" included under Item 1 of this report.) Cash flows from operations increased by $24.1 million for the nine months ended September 28, 2007 compared with the same period in 2006 due primarily to an increase in net income.  In addition, various balance sheet line items fluctuated because of Advatech, a joint venture we consolidate. See Operating Cash Flows under the Liquidity and Capital Resources section for more details.

Our ratios of debt to total capitalization (total debt divided by the sum of debt and total stockholders' equity) were 5% and 10% as of September 28, 2007 and December 29, 2006, respectively.

Business Trends

We continue to see favorable trends in the federal sector, including sustained demand for the operations & maintenance services we provide to the DoD to support military operations, as well as continuing opportunities in the area of systems engineering and technical assistance services for the research, development, testing and evaluation of weapons systems. We expect defense spending to remain strong during fiscal 2008. In February, the President submitted a $481 billion base line DoD budget for fiscal 2008, representing an 11% increase from the baseline budget for 2007. An additional request for $189.3 billion to fund the global War on Terror was also submitted. The House Appropriations Committee is also recommending a 7% increase to the Department of Homeland Security ("DHS") budget for the 2008 fiscal year. As a result, assuming that budgets are adopted at these levels, we expect stable funding for the work we perform for the DHS, including threat assessments of public buildings, planning and conducting emergency preparedness exercises and designing force protection and security systems.

In addition, we anticipate that revenues from infrastructure, facilities and environmental projects at military sites under new and existing DoD contracts will remain strong for the remainder of the 2007 fiscal year. We may also see additional opportunities through the increasing use of large "bundled" contracts issued by the DoD, which typically require the provision of a full range of services at multiple sites throughout the world.

Finally, we expect that the most recent round of Base Realignment and Closure ("BRAC") activities, which will be used to realign and reduce U.S. military infrastructure worldwide, will provide additional growth opportunities for our federal business over the next several years. Many of the U.S.'s military bases will require planning, design and environmental services before they can be realigned, closed or re-developed. In February, Congress approved $2.5 billion to fund BRAC projects during fiscal 2007 and the supplemental funding bill that was approved in May included an additional $3.1 billion in funding for BRAC. The President's 2008 budget request includes $8.2 billion in BRAC funding.

We expect infrastructure spending by state and local government clients to continue to grow for the remainder of the 2007 fiscal year. The long-term need and strong government commitments to rebuild and modernize aging infrastructure have resulted in steady spending on infrastructure programs for which we provide services. We also anticipate that the high level of state and municipal bond activity over the last few years will continue to support funding for surface transportation, schools and other public building projects. During the first three quarters of 2007, states and municipalities sold $323 billion in new bonds, a 21% increase over the same period in 2006. In addition to bond financing, states are increasingly using other innovative ways to fund infrastructure projects, such as public-private partnerships and privatization transactions.

At the federal level, we expect the $287 billion highway funding bill, SAFETEA-LU, to continue to provide stable funding for current and new transportation projects through 2009. In July, Congress approved $50 billion for new highway and transit projects under SAFETEA-LU for fiscal 2008, a 4% increase from the $48 billion approved in fiscal 2007.

However, the recent downturn in the housing market could have an adverse impact on state and local revenues and, ultimately, on funding for infrastructure work. Overall, general fund spending by the states is expected to grow by 4.2% in fiscal 2008, which ends on June 30, 2008 for most states. While less robust than the 8.6% growth rate we experienced in fiscal 2007, we anticipate stability in state budgets through next spring. Although growth in the income tax collections of some states may begin to slow after fiscal 2008, several states are proposing sales tax increases, which could offset these slowing collections.

While increased spending on infrastructure projects is beneficial to our business, rising costs of raw materials are leading to higher construction costs and depleting funds more quickly than many state and municipal agencies anticipated. Also, some states are not collecting the amounts of tax revenues anticipated in their original state budgets. In some cases, these events may result in delays in the start-up of planning, design, or construction projects. We may also experience some project delays because of staffing shortages at some state and municipal agencies, which is affecting their ability to manage multiple large infrastructure programs concurrently.

We expect revenues from our domestic private industry clients to continue to be strong for the remainder of 2007. Many of our private industry clients have increased capital expenditures to meet strong demand for oil and gas, power and mineral resources and to comply with new environmental regulations. We anticipate that the oil and gas industry will remain a key source of revenue growth as companies continue to reinvest a portion of their revenues from the sustained high-level of fuel prices into capital improvement projects.

In the power sector, we anticipate continued growth in our emission control business, resulting from the requirements of the federal government's Clean Air Interstate and Clean Air Mercury Rules. These new rules are accelerating the requirements for power companies to cut sulfur and mercury emissions. In addition, legislation has been introduced in the U.S. Senate that would cap greenhouse-gas emissions in 2012 at 2005 levels, and then reduce this amount by 70% by 2050. The passage of this legislation could support additional investment by utilities in the types of emission control solutions we provide. We also expect to benefit from increased investment in alternative energy power plants, such as solar power facilities and coal gasification plants. Finally, we expect to continue to benefit from our growing number of MSA contracts with multinational companies, reducing our stand-alone consulting assignments and marketing costs associated with pursuing these assignments.

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

As the size and complexity of our projects have increased, particularly in the emission control portion of our power business, we are involved more frequently in materials and equipment procurement and subcontracting. Our revenues from these activities generate lower profit margins than do our direct labor services. Although we have been successful in obtaining modest labor rate increases, our operating income margin rate only increased slightly because an increasing portion of our revenues is derived from pass-through activities.

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended
	September 28, 2007	September 29, 2006	Increase (decrease)	Percentage increase (decrease)
	(In millions, except percentages)
Revenues	$1,272.3	$1,085.6	$186.7	17.2%
Direct operating expenses	857.3	708.9	148.4	20.9%
Excess of revenues over direct operating expenses	415.0	376.7	38.3	10.2%
Indirect, general and administrative expenses	345.3	317.7	27.6	8.7%
Operating income	69.7	59.0	10.7	18.1%
Interest expense	3.0	4.8	(1.8)	(37.5%)
Income before taxes	66.7	54.2	12.5	23.1%
Income tax expense	27.0	24.3	2.7	11.1%
Minority interest in income of consolidated subsidiaries, net of tax	1.0	—	1.0	100.0%
Net income	$38.7	$29.9	$8.8	29.4%
Diluted earnings per share	$.73	$.58	$.15	25.9%

Three Months ended September 28, 2007 compared with September 29, 2006

Our consolidated revenues for the three months ended September 28, 2007 increased by 17.2% compared with the corresponding period last year. The increase was due to higher volumes of work performed, modest labor rate increases, and materials and equipment procurement and subcontracting pass-throughs for our  state and local government clients, domestic private industry clients and international clients during the three months ended September 28, 2007, compared with the same period last year.

The following table presents our consolidated revenues by client type for the three months ended September 28, 2007 and September 29, 2006.

	Three Months Ended
	September 28, 2007	September 29, 2006	Increase (decrease)	Percentage increase (decrease)
Revenues	(In millions, except percentages)
Federal government clients	$534	$489	$45	9%
State and local government clients	271	238	33	14%
Domestic private industry clients	333	256	77	30%
International clients	134	103	31	30%
Total Revenues	$1,272	$1,086	$186	17%

Revenues from our federal government clients for the three months ended September 28, 2007 increased approximately 9% compared with the corresponding period last year. This increase reflects revenue growth from infrastructure and facilities projects we perform for DoD agencies at military installations in the U.S. and overseas. We also benefited from strong demand for the planning and design, and program and construction management services we provide under indefinite delivery/indefinite quantity contracts with the U.S. Army Corps of Engineers. Revenues also increased from the operations and maintenance services we provide to the U.S. Army related to military activities in the Middle East. In addition, our DoD clients continued to fund contracts to perform systems engineering and logistics management services at a level consistent with the corresponding period last year. In contrast, revenues decreased from the disaster-assistance work we perform for FEMA on a contingency basis during emergencies and natural disasters compared to the third quarter of the 2006 fiscal year. In fiscal 2006, we experienced unusually high activity under these contracts due to hurricane recovery activities following the highly destructive 2005 Atlantic hurricane season.

We derive the majority of our work in the state and local government, domestic private industry and international sectors through our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the three months ended September 28, 2007 can be found under the caption "URS Division" beginning on page 41.

Our consolidated direct operating expenses include direct labor, subcontractor costs and other costs charged directly to the projects. Our direct operating expenses for the three months ended September 28, 2007 increased by 20.9% compared with the corresponding period last year. As our direct operating expenses are generally variable in nature, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

Our consolidated excess of revenues over direct operating expenses for the three months ended September 28, 2007 increased by 10.2% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Because of the increased use of subcontractors and acquisitions of project-related materials, both of which generate lower profit margins than projects performed by our employees, our excess of revenues over direct operating expenses for the three months ended September 28, 2007 grew at a slower pace than our revenues.

Our consolidated indirect, general and administrative ("IG&A") expenses include indirect labor, employee benefits related to direct and indirect labor, stock-based compensation costs, and other overhead costs. Our consolidated IG&A for the three months ended September 28, 2007 increased by 8.7% compared with the corresponding period last year. Approximately $20.8 million of the increase was caused by higher employee benefit costs, resulting from an increase in both headcount and an increase in cost per employee, including an increase in stock-based compensation cost of $1.3 million. In addition, there was an increase in indirect labor costs of $4.5 million, primarily because of our higher employee headcount. Furthermore, we incurred $1.6 million of additional information technology support, maintenance and amortization expenses related to the EG&G Division's new accounting software, which was implemented in 2006.

Our consolidated interest expense for the three months ended September 28, 2007 decreased due to lower debt balances and repayments of our long-term debt, partially offset by a small increase in interest rates.

Our effective income tax rates for the three months ended September 28, 2007 and September 29, 2006 were 40.4% and 44.9%, respectively. The decrease in our effective tax rates related primarily to differences between amounts previously estimated for state income taxes and amounts reported on the tax returns. The differences became known as the tax returns were finalized and filed, which occurred during the current quarter for most jurisdictions. The differences arising this year resulted in a decrease in income tax expense for the three months ended September 28, 2007 because the amounts estimated for 2006 state income taxes were higher than the amounts reported on the tax returns. However, the same analysis completed in 2006 resulted in an increase in income tax expense for the three months ended September 29, 2006. In addition, due to a tax settlement with the Internal Revenue Service, we paid interest on a pre-acquisition research and development deduction that was disallowed.

Our consolidated operating income and net income increased because of the factors previously described.

Reporting Segments

Three months ended September 28, 2007 compared with September 29, 2006

	Revenues	Direct Operating Expenses	Excess of revenues over direct operating expenses	Indirect, General and Administrative	Operating Income (Loss)
	(In millions, except percentages)
Three months ended September 28, 2007
URS Division	$890.1	$581.3	$308.8	$246.6	$62.2
EG&G Division	384.6	278.3	106.3	85.7	20.6
Eliminations	(2.4)	(2.3)	(0.1)	—	(0.1)
	1,272.3	857.3	415.0	332.3	82.7
Corporate	—	—	—	13.0	(13.0)
Total	$1,272.3	$857.3	$415.0	$345.3	$69.7

Three months ended September 29, 2006
URS Division	$730.1	$453.2	$276.9	$226.8	$50.1
EG&G Division	358.2	258.2	100.0	80.7	19.3
Eliminations	(2.7)	(2.5)	(0.2)	—	(0.2)
	1,085.6	708.9	376.7	307.5	69.2
Corporate	—	—	—	10.2	(10.2)
Total	$1,085.6	$708.9	$376.7	$317.7	$59.0

Increase (decrease) for the three months ended September 28, 2007 and September 29, 2006
URS Division	$160.0	$128.1	$31.9	$19.8	$12.1
EG&G Division	26.4	20.1	6.3	5.0	1.3
Eliminations	0.3	0.2	0.1	—	0.1
	186.7	148.4	38.3	24.8	13.5
Corporate	—	—	—	2.8	(2.8)
Total	$186.7	$148.4	$38.3	$27.6	$10.7

Percentage increase (decrease) for the three months ended September 28, 2007 vs. September 29, 2006
URS Division	21.9%	28.3%	11.5%	8.7%	24.2%
EG&G Division	7.4%	7.8%	6.3%	6.2%	6.7%
Eliminations	(11.1%)	(8.0%)	(50.0%)	—	(50.0)%
Corporate	—	—	—	27.5%	27.5%
Total	17.2%	20.9%	10.2%	8.7%	18.1%

URS Division

The URS Division's revenues for the three months ended September 28, 2007 increased 21.9% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division's revenues, net of inter-company eliminations, by client type for the three months ended September 28, 2007 and September 29, 2006.

	Three Months Ended
	September 28, 2007	September 29, 2006	Increase	Percentage increase
Revenues	(In millions, except percentages)
Federal government clients	$150	$131	$19	15%
State and local government clients	271	238	33	14%
Domestic private industry clients	333	256	77	30%
International clients	134	103	31	30%
Total revenues	$888	$728	$160	22%

Revenues from the URS Division's federal government clients for the three months ended September 28, 2007 increased approximately 15% compared with the corresponding period last year. During the third quarter, revenues grew from infrastructure and facilities projects we perform for the DoD, both in the U.S. and internationally. We also experienced strong demand for the planning and design, and program and construction management services we provide to the U.S. Army Corps of Engineers under indefinite delivery/indefinite quantity contracts in support of a variety of military transformation and BRAC-related projects. In contrast, revenues declined from our contracts with FEMA to provide services, on a contingency basis, during emergencies and natural disasters compared to the third quarter of 2006. During 2006, we experienced unusually high activity under these FEMA contracts due to hurricane recovery following the destructive 2005 Atlantic hurricane season. In the third quarter of 2007, this work was reduced significantly because there was less damage from hurricanes and other disasters than we experienced a year ago.

Revenues from our state and local government clients for the three months ended September 28, 2007 increased by 14% compared with the corresponding period last year. In the third quarter, we experienced favorable market conditions in this sector of our business as many government clients continued infrastructure spending on highway, transit, school and water/wastewater projects. The approval of major bond initiatives to fund infrastructure projects in the last few years and the overall strength of state economic conditions and budgets continued to support the strong level of infrastructure spending. In addition, SAFETEA-LU, which authorizes federal matching funds for transportation projects through the 2009 fiscal year, continued to have a positive effect on revenues as our state and local government clients were accessing more SAFETEA-LU funds and, as a result, awarding more transportation projects.

Revenues from our domestic private industry clients for the three months ended September 28, 2007 increased by 30% compared with the corresponding period last year. These results were driven by unusually strong demand for the emission control services we provide to our power sector clients, as well as growth in our traditional engineering and environmental business in the power sector. Our emission control business involves helping utilities comply with federal emissions regulations, such as the Clean Air Interstate and Clean Air Mercury Rules, which have accelerated mandates to reduce sulfur and mercury emissions. A portion of the revenue growth from private sector clients also was due to a high level of subcontractor services and equipment cost pass-throughs under some contracts.

We also experienced strong growth in the engineering and environmental work we perform for multinational corporations under MSAs, particularly for clients in the oil and gas and mining sectors. Many of our oil and gas industry clients have achieved record profits as a result of the sustained high-level of fuel prices and are using a portion of these profits to fund capital improvement projects. These projects include refinery upgrades, environmental control improvements, and pipeline and remediation projects.

Revenues from our international clients for the three months ended September 28, 2007 increased by 30% compared with the corresponding period last year. Approximately 9% of the increase was due to net foreign currency gains. The remaining 21% of the increase was largely the result of favorable market trends in Europe and Asia-Pacific, as well as growth in the work we perform for multinational clients outside the U.S. under MSAs.

In Europe, stringent environmental regulations have continued to drive demand for services under our MSAs, particularly with multinational clients in the oil and gas industry. We also experienced strong demand for the engineering and operations and maintenance services we provide for highway projects in the United Kingdom. In addition, we benefited from growth in structural assessment and environmental assessment services related to commercial real estate transactions in Continental Europe. In the Asia-Pacific region, we continued to benefit from strong economic growth, particularly in Australia and New Zealand, as well as increased demand for environmental and engineering services in the transportation, mining and water/wastewater sectors.

The URS Division's direct operating expenses for the three months ended September 28, 2007 increased by 28.3% compared with the corresponding period last year. As our direct operating expenses are generally variable in nature, the factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

The URS Division's excess of revenues over direct operating expenses for the three months ended September 28, 2007 increased by 11.5% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Because of the increased use of subcontractors and acquisitions of project-related materials, both of which generate lower profit margins than projects performed by our employees, the URS Division's excess of revenues over direct operating expenses for the three months ended September 28, 2007 grew at a slower pace than revenues.

The URS Division's IG&A expenses for the three months ended September 28, 2007 increased by 8.7% compared with the corresponding period last year. Approximately $14.5 million of the increase was caused by higher employee benefit costs, resulting from both an increase in employee headcount and an increase in cost per employee, including stock compensation cost. The majority of the remaining increase was due to a $4.2 million increase in indirect labor because of an increase in employee headcount driven by revenue volume. The increase in the number of new employees in certain regions, including our international operations, resulted in investments in employee orientation that was required to transition those individuals to direct labor.

EG&G Division

The EG&G Division's revenues for the three months ended September 28, 2007 increased by 7.4% compared with the corresponding period last year. The increase reflects strong growth in demand for the operations and maintenance services we provide to the U.S. Army related to military activity in the Middle East. Revenues from these contracts slowed over the last several quarters due to temporary funding issues associated with the DOD's 2007 appropriations bill. Those issues have been resolved, and funding has returned to previous levels. We also benefited from increased demand for our engineering and technical assistance services to research, develop, test and evaluate weapons systems, as well as for the logistics support we provide to a variety of federal agencies.

The EG&G Division's direct operating expenses for the three months ended September 28, 2007 increased by 7.8% compared with the corresponding period last year. The increase in revenues drove an increase in our direct operating expenses.  An increase in the amount of subcontractor and direct labor caused direct operating expenses to increase at a faster rate than revenues.

The EG&G Division's excess of revenues over direct operating expenses for the three months ended September 28, 2007 increased by 6.3% compared with the corresponding period last year. The increase in excess of revenues over direct operating expenses was primarily due to an increase in labor revenues and subcontractor costs, offset by a decrease in other direct costs.

The EG&G Division's IG&A expenses for the three months ended September 28, 2007 increased by 6.2% compared with the corresponding period last year. The increase was primarily due to higher employee benefits and health and welfare costs of $4.2 million, as well as an increase of $1.6 million of  additional information technology support, maintenance and amortization expenses related to the EG&G Division's new accounting software, which was implemented in 2006.

Consolidated

	Nine Months Ended
	September 28, 2007	September 29, 2006	Increase (decrease)	Percentage increase (decrease)
	(In millions, except percentages)
Revenues	$3,654.7	$3,153.7	$501.0	15.9%
Direct operating expenses	2,434.1	2,031.1	403.0	19.8%
Excess of revenues over direct operating expenses	1,220.6	1,122.6	98.0	8.7%
Indirect, general and administrative expenses	1,024.8	953.8	71.0	7.4%
Operating income	195.8	168.8	27.0	16.0%
Interest expense	10.9	15.8	(4.9)	(31.0%)
Income before taxes	184.9	153.0	31.9	20.8%
Income tax expense	76.0	65.9	10.1	15.3%
Minority interest in income of consolidated subsidiaries, net of tax	3.0	0.4	2.6	650.0%
Net income	$105.9	$86.7	$19.2	22.1%
Diluted earnings per share	$2.01	$1.68	$.33	19.6%

Nine Months ended September 28, 2007 compared with September 29, 2006

Our consolidated revenues for the nine months ended September 28, 2007 increased by 15.9% compared with the corresponding period last year. The increase was due primarily to higher volumes of work performed, modest labor rate increases, and materials and equipment procurement and subcontracting pass-throughs for the state and local government clients, domestic private industry clients, and international clients during the nine months ended September 28, 2007, compared with the same period last year.

The following table presents our consolidated revenues by client type for the nine months ended September 28, 2007 and September 29, 2006.

	Nine Months Ended
	September 28, 2007	September 29, 2006	Increase (decrease)	Percentage increase (decrease)
Revenues	(In millions, except percentages)
Federal government clients	$1,506	$1,490	$16	1%
State and local government clients	803	667	136	20%
Domestic private industry clients	972	702	270	38%
International clients	374	295	79	27%
Total Revenues	$3,655	$3,154	$501	16%

Revenues from our federal government clients for the nine months ended September 28, 2007 increased approximately 1% compared with the corresponding period last year. This modest increase reflected strong revenue growth from infrastructure and facilities projects we perform for the DoD, both in the U.S. and internationally. We also experienced increased demand for the planning and design, and program and construction management services we provide to the U.S. Army Corps of Engineers under indefinite delivery/indefinite quantity contracts in support of a variety of military transformation and BRAC-related projects. In addition, demand was high for the security preparedness and disaster response planning services we provide to the DHS, as well as for the logistics services we provide to a variety of federal agencies.

Strong results in these areas of our federal business were tempered by a decline in revenues from our contracts with FEMA to provide services, on a contingency basis, during emergencies and natural disasters. In the first nine months of our 2006 fiscal year, we experienced unusually high activity under these FEMA contracts due to hurricane recovery activities following the destructive 2005 Atlantic hurricane season. However, in the comparable period this year, this work was reduced significantly because there was less damage from hurricanes and other disasters.

Another factor moderating revenue growth was a slowdown in operations and maintenance services we provide to the U.S. Army related to military activities in the Middle East in the first half of the 2007 fiscal year. This slowdown was the result of short-term funding uncertainty associated with the 2007 DoD appropriations bill. With the passage of the appropriations bill and a subsequent supplemental funding bill in May, revenues from our operations and maintenance work increased in the third quarter of 2007, and we expect revenues to continue to grow for the remainder of the year.

We derive the majority of our work in the state and local government, domestic private industry and international sectors from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the nine months ended September 28, 2007 can be found under the caption "URS Division" beginning on page 47.

Our consolidated direct operating expenses for the nine months ended September 28, 2007, which consist of direct labor, subcontractor costs and other direct expenses, increased by 19.8% compared with the corresponding period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

Our consolidated excess of revenues over direct operating expenses for the nine months ended September 28, 2007 increased by 8.7% compared with the corresponding period last year, due to the increase in our revenue volume described previously. Because of the increased use of subcontractors and acquisitions of project-related materials, both of which generate lower profit margins than projects performed by our employees, our excess of revenues over direct operating expenses for the nine months ended September 28, 2007 grew at a slower pace than our revenues.

Our consolidated indirect, general and administrative ("IG&A") expenses for the nine months ended September 28, 2007 increased by 7.4% compared with the corresponding period last year. Approximately $45.1 million of the increase was due to employee benefit costs, resulting from both an increase in headcount and an increase in cost per employee, including an increase in stock compensation cost of $7.3 million. There was an increase in indirect labor costs of $14.5 million, primarily because of our higher employee headcount. In addition, we incurred $4.8 million of additional information technology support, maintenance and amortization expenses related to the EG&G Division's new accounting software, which was implemented in 2006. These increases were partially offset by a decrease in other miscellaneous expenses.

Our consolidated interest expense for the nine months ended September 28, 2007 decreased due to lower debt balances and repayments of our long-term debt, partially offset by an increase in interest rates.

Our effective income tax rates for the nine months ended September 28, 2007 and September 29, 2006 were 41.1% and 43.1%, respectively.  The decrease in our effective tax rates related primarily to differences between amounts previously estimated for state income taxes and amounts reported on the tax returns. The differences became known as the tax returns were finalized and filed, which occurred during the current quarter for most jurisdictions. The differences arising this year resulted in a decrease in income tax expense for the nine months ended September 28, 2007 because the amounts estimated for 2006 state income taxes were lower than the amounts reported on the tax returns. However, the same analysis completed in 2006 resulted in an increase in income tax expense for the nine months ended September 29, 2006. In addition, due to a tax settlement with the Internal Revenue Service, we paid interest on a pre-acquisition research and development deduction that was disallowed.

Our consolidated operating income and net income increased because of the factors previously described.

Reporting Segments

Nine months ended September 28, 2007 compared with September 29, 2006

	Revenues	Direct Operating Expenses	Excess of revenues over direct operating expenses	Indirect, General and Administrative	Operating Income (Loss)
	(In millions, except percentages)
Nine months ended September 28, 2007
URS Division	$2,557.0	$1,646.7	$910.3	$731.8	$178.5
EG&G Division	1,107.4	796.3	311.1	252.4	58.7
Eliminations	(9.7)	(8.9)	(0.8)	—	(0.8)
	3,654.7	2,434.1	1,220.6	984.2	236.4
Corporate	—	—	—	40.6	(40.6)
Total	$3,654.7	$2,434.1	$1,220.6	$1,024.8	$195.8

Nine months ended September 29, 2006
URS Division	$2,062.9	$1,243.6	$819.3	$676.4	$142.9
EG&G Division	1,103.8	799.7	304.1	246.7	57.4
Eliminations	(13.0)	(12.2)	(0.8)	—	(0.8)
	3,153.7	2,031.1	1,122.6	923.1	199.5
Corporate	—	—	—	30.7	(30.7)
Total	$3,153.7	$2,031.1	$1,122.6	$953.8	$168.8

Increase (decrease) for the nine months ended September 28, 2007 and September 29, 2006
URS Division	$494.1	$403.1	$91.0	$55.4	$35.6
EG&G Division	3.6	(3.4)	7.0	5.7	1.3
Eliminations	3.3	3.3	—	—	—
	501.0	403.0	98.0	61.1	36.9
Corporate	—	—	—	9.9	(9.9)
Total	$501.0	$403.0	$98.0	$71.0	$27.0

Percentage increase (decrease) for the nine months ended September 28, 2007 vs. September 29, 2006
URS Division	24.0%	32.4%	11.1%	8.2%	24.9%
EG&G Division	0.3%	(0.4%)	2.3%	2.3%	2.3%
Eliminations	(25.4%)	(27.0%)	—	—	(0.0%)
Corporate	—	—	—	32.2%	32.2%
Total	15.9%	19.8%	8.7%	7.4%	16.0%

URS Division

The URS Division's revenues for the nine months ended September 28, 2007 increased 24% compared with the corresponding period last year. The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division's revenues, net of inter-company eliminations, by client type for the nine months ended September 28, 2007 and September 29, 2006.

	Nine Months Ended
	September 28, 2007	September 29, 2006	Increase (decrease)	Percentage increase (decrease)
Revenues	(In millions, except percentages)
Federal government clients	$399	$386	$13	3%
State and local government clients	803	667	136	20%
Domestic private industry clients	972	702	270	38%
International clients	374	295	79	27%
Total revenues	$2,548	$2,050	$498	24%

Revenues from the URS Division's federal government clients for the nine months ended September 28, 2007 increased by 3% compared with the corresponding period last year. Revenues grew from infrastructure and facilities projects we perform for the DoD, both in the U.S. and internationally. We also experienced strong demand for the planning and design, and program and construction management services we provide to the U.S. Army Corps of Engineers under indefinite delivery/indefinite quantity contracts in support of a variety of military transformation and BRAC-related projects. In contrast, our URS Division experienced a decline in revenues from contracts we hold with FEMA to provide services, on a contingency basis, during emergencies and natural disasters. In the first nine months of the 2006 fiscal year, we experienced unusually high activity under these FEMA contracts due to hurricane recovery activities following the destructive 2005 Atlantic hurricane season. However, in the comparable period this year, this work was significantly reduced because there was less damage from hurricanes and other disasters.

Revenues from our state and local government clients for the nine months ended September 28, 2007 increased by 20% compared with the corresponding period last year. Favorable market conditions in this sector of our business drove revenue growth as states continued infrastructure spending on transportation, transit, school and water/wastewater projects. We also benefited from a strong level of spending for major infrastructure programs as a result of bond issues that were approved by voters in many states over the last few years. Total bond sales in the U.S. for the first three quarters of 2007 were $323 billion, an increase of 21% from the same period last year. In addition, SAFETEA-LU, which authorizes federal matching funds for transportation projects through the 2009 fiscal year, continued to have a positive effect on revenues as our state and local government clients were accessing more SAFETEA-LU funds and, as a result, awarding more transportation projects.

Revenues from our domestic private industry clients for the nine months ended September 28, 2007 increased by 38% compared with the corresponding period last year. These results were driven by high procurement activity in the emission control portion of our power sector business, as well as growth in demand for the traditional engineering and environmental services we provide to our power clients. Our emission control business involves helping utilities comply with federal emissions regulations, such as the Clean Air Interstate and Clean Air Mercury Rules, which have accelerated mandates to reduce sulfur dioxide and mercury emissions.

We also experienced a significant increase in the engineering and environmental work we performed for multinational corporations under MSAs, particularly from clients in the oil and gas sector. Many of our oil and gas industry clients have achieved record profitability as a result of higher fuel prices and are using a portion of these profits to fund capital improvement projects. These projects include refinery upgrades, environmental control improvements, and pipeline and remediation projects. We also benefited from increased capital expenditures by mining clients, which resulted in strong demand for the engineering and environmental services we provide to this sector. In addition, an increased level of subcontractor services and equipment cost pass-throughs contributed to our revenue growth from private sector clients.

Revenues from our international clients for the nine months ended September 28, 2007 increased by 27% compared with the corresponding period last year. Approximately 8% of the increase was due to net foreign currency gains. The remaining 19% of the increase was largely the result of favorable economic trends in Europe and Asia-Pacific, as well as growth in the work we perform for multinational clients outside the U.S. under MSAs.

In Europe, stringent environmental regulations continue to drive demand for the engineering and environmental services we provide under our MSAs, particularly among multinational clients in the oil and gas industry. We also benefited from a high level of procurement activity for transportation projects in the United Kingdom, as well as growth in structural assessment and environmental assessment services related to commercial real estate transactions in Continental Europe. In the Asia-Pacific region, we continued to benefit from strong economic growth, an increase in government investment in water supply and transportation infrastructure, and strong demand for engineering and environmental services among mining sector clients. In addition, an increase in headcount throughout the region and some milestone achievements on several environmental projects generated additional revenues.

The URS Division's direct operating expenses for the nine months ended September 28, 2007 increased by 32.4% compared with the corresponding period last year. The factors that caused revenue growth also drove a corresponding increase in our direct operating expenses. An increase in the amount of subcontractor and other direct costs caused direct operating expenses to increase at a faster rate than revenues.

The URS Division's excess of revenues over direct operating expenses for the nine months ended September 28, 2007 increased by 11.1% compared with the corresponding period last year, primarily due to the increase in revenue volume previously described. Because of the increased use of subcontractors and acquisitions of project-related materials, both of which generate lower profit margins than projects performed by our employees, the URS Division's excess of revenues over direct operating expenses for the nine months ended September 28, 2007 grew at a slower pace than revenues.

The URS Division's IG&A expenses for the nine months ended September 28, 2007 increased by 8.2% compared with the corresponding period last year. Approximately $31.0 million of the increase was due to employee benefit costs resulting from both an increase in employee headcount and an increase in cost per employee, including stock compensation cost. The majority of the remaining increase was due to a $13.9 million increase in indirect labor as a result of an increase in headcount which was driven by revenue volume. The increase in the number of new employees in certain regions, including our international operations, resulted in investments in employee orientation that was required to transition those individuals to direct labor.

EG&G Division

The EG&G Division's revenues for the nine months ended September 28, 2007 increased by 0.3% compared with the corresponding period last year. These results reflect a temporary slowdown in demand for operations and maintenance services we provided to the U.S. Army related to military activity in the Middle East during the first two quarters of the year. This slowdown was caused by short-term funding uncertainty associated with the 2007 DoD appropriations bill. With the passage of this bill and a subsequent supplemental funding bill in May, demand for our operations and maintenance services grew in the third quarter, and we expect revenues from operations and maintenance services to continue to grow for the remainder of our 2007 fiscal year. In the nine months ended September 28, 2007, we benefited from strong demand for the engineering and technical assistance services we provide to research, develop, test and evaluate weapons systems. We also experienced increased activity in the logistics management services we provide to a variety of federal agencies and in our security preparedness and disaster response planning work for the DHS.

The EG&G Division's direct operating expenses for the nine months ended September 28, 2007 decreased by 0.4% compared with the corresponding period last year. The decrease in the other direct costs caused direct operating expenses to decrease at a faster rate than revenues.

The EG&G Division's excess of revenues over direct operating expenses for the nine months ended September 28, 2007 increased by 2.3% compared with the corresponding period last year. Because of the decrease in other direct costs, which generate lower profit margins than direct labor, the EG&G Division's excess of revenues over direct operating expenses for the nine months ended September 28, 2007 increased.

The EG&G Division's IG&A expenses for the nine months ended September 28, 2007 increased by 2.3% compared with the corresponding period last year. The increase was primarily due to higher employee benefits and health and welfare costs of $5.6 million, as well as an increase of $4.8 million in additional information technology support, maintenance and amortization expenses related to the EG&G Division's new accounting software, which was implemented in 2006. These increases were partially offset by a decrease in other miscellaneous expenses.

Liquidity and Capital Resources

	Nine Months Ended,
	September 28, 2007	September 29, 2006
	(In millions)
Cash flows provided by operating activities	$148.9	$124.9
Cash flows used by investing activities	(28.7)	(25.9)
Cash flows used by financing activities	(68.5)	(88.0)

During the nine months ended September 28, 2007, our primary sources of liquidity were cash flows from operating activities. Our primary uses of cash are to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next 12 months and beyond. In order to complete the proposed merger with WGI, we have obtained a commitment for the funding of approximately $2.1 billion under a new senior credit facility. The commitment letter contains customary conditions to funding.

Billings and collections on accounts receivable can affect our operating cash flows. Our management has placed significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivable as of September 28, 2007 and has deemed it to be adequate; however, future economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs. Billings in excess of cost as of September 28, 2007 and December 29, 2006 were $150.9 million and $168.3 million, respectively. The decrease in billings in excess of cost was primarily due to advance payments previously received from and subsequently used on a flue gas desulfurization project. Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.

Proposed Washington Group International Acquisition

On May 27, 2007, we entered into a definitive agreement to acquire Washington Group International ("WGI"), an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services.

On October 29, 2007, we announced that we had postponed our previously scheduled special meeting of stockholders to approve the issuance of shares in connection with the proposed WGI acquisition. We postponed our stockholder meeting in light of the decision by WGI to postpone its stockholder meeting to allow for the solicitation of additional votes.

On November 4, 2007, URS' and WGI's board of directors unanimously approved an amendment to the merger agreement ("Amended Merger Agreement") and rescheduled URS' and WGI's stockholder meetings to November 15, 2007. The Amended Merger Agreement increases the consideration to be received by WGI stockholders and provides them with the ability to elect to receive cash, stock or cash and stock for their shares (subject to pro-ration). Based on WGI's outstanding shares and options and the closing market price of our common stock on November 2, 2007, the purchase consideration is now valued at approximately $3.2 billion. The final purchase price will be based on the average of the closing market prices of our common stock for the period beginning two trading days before and ending two trading days after November 5, 2007, the day the Amended Merger Agreement was announced. The financial statements and other information contained in this Report relate to URS Corporation as a standalone entity and do not reflect the results of the proposed merger of WGI.

The Amended Merger Agreement allows WGI stockholders to elect to receive the merger consideration all in shares of URS common stock or all in cash, subject to pro-ration as described below. More specifically, under the Amended Merger Agreement, each WGI stockholders can elect to receive either a) 0.90 of a share of our common stock plus $43.80 in cash for each WGI share, without interest, (b) an amount in cash, without interest, equal to the sum of (i) $43.80 and (ii) 0.90 multiplied by the volume weighted average of the trading prices of our common stock during the five trading days ending on the day before the required WGI stockholder approval is received, as defined as Volume Weighted Average Price (the "VWAP") in the Bloomberg function VAP or (c) a number of shares equal to the sum of (i) 0.90 and (ii) $43.80 divided by VWAP. All-cash and all-stock elections are subject to pro-ration in order to preserve an overall per share mix of 0.90 of a share of our common stock and $43.80 in cash for all of the outstanding shares of WGI common stock taken together. The pro-ration will be determined based on VWAP of our common stock during the five trading day period (the "five-trading-day period"), which is currently scheduled to begin on November 8, 2007 and end on November 14, 2007.

In addition, immediately following the completion of the merger, each outstanding option to acquire shares of WGI common stock, whether or not vested, that remains outstanding as of the effective time of the merger will be cancelled and converted into the right to receive the "option consideration," which equals the product of (1) the number of shares of WGI common stock subject to such option and (2) the excess, if any, of $97.89 over the exercise price per share of WGI common stock subject to the option. Each WGI option holder, other than Mr. Washington, will have the right to elect to the option consideration, for each cancelled WGI option owned, in (a) a combination of (i) an amount in cash, without interest, equal to the option consideration multiplied by 0.4474 and (ii) a number of shares of our common stock equal to the option consideration less the cash payable pursuant to the preceding clause (i), divided by $60.10, which is referred to as a mixed option election; (b) an amount in cash, without interest, equal to the option consideration; or (c) a number of shares of our common stock equal to the option consideration divided by $60.10. Any cancelled options held by Mr. Washington will be exchanged only for the combination of cash and stock, as if Mr. Washington had made a mixed option election.  All-cash and all-stock elections are subject to pro-ration in order to preserve an overall option consideration value mix of 44.74% of cash and 55.26% of our common stock. The pro-ration will be determined based on VWAP of our common stock during the five-trading-day period.

Dennis R. Washington, founder and Chairman of WGI board of directors, has executed a binding agreement to exercise all of his beneficially owned stock options for 3.2 million shares of WGI common stock (or approximately 10% of WGI's outstanding capitalization) and vote his shares in favor of the Amended Merger Agreement, if necessary, to receive the required WGI stockholder approval. If it is necessary for Mr. Washington to exercise his options and vote his shares, a new record date and meeting date for the special meeting to vote on the Amended Merger Agreement will be set.

Either party may terminate the Amended Merger Agreement in specified circumstances, including: if the merger is not consummated by December 27, 2007, unless that date is extended to May 27, 2008; if the WGI stockholders fail to approve the merger; if the URS stockholders fail to approve the issuance of URS common stock required to consummate the merger; if the other party breaches any representation, warranty, covenant or agreement of the merger agreement with the result that the conditions to the merger are not satisfied; if the other party's board of directors withdraws its approval or recommendation of the merger agreement; or if a party receives an unsolicited bona fide written merger proposal that is a superior proposal.

If the Amended Merger Agreement is terminated, WGI may be required in specified circumstances to pay a termination fee of $70.0 million to us, and we may be required in specified circumstances to pay a termination fee of $70.0 million to WGI.

In order to complete the proposed merger with WGI, we have obtained a commitment for the funding of approximately $2.1 billion under a new senior credit facility. Proceeds from the initial financing will be used, in part, to fund the cash portion of the consideration to be paid to WGI's stockholders. As of September 28, 2007, we had $39.0 million outstanding under the existing senior credit facility. Upon completion of the merger, we expect that we will have approximately $1.4 billion outstanding under the new senior credit facility.

Because of the potential increase in indebtedness, demands on our cash resources will increase after the completion of the merger. After incurring the debt financing to effect the merger, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the twelve months following the merger will be approximately $156.7 million based on expected interest rates and credit ratings. If our credit ratings are lower than expected, our interest expenses, unused revolving line of credit fees and up-front fees will be greater.  Based on the expected outstanding indebtedness of approximately $1.4 billion under the arranged credit facility, if market rates were to average 1% higher during that same twelve-month period, our net-of-tax interest expense would increase by approximately $8.1 million.

In anticipation of completing the WGI acquisition, we did not make two quarterly IRS estimated tax payments of approximately $31.0 million during 2007, due to expected post-close tax deductions and acquired tax attributes. If the WGI acquisition was not completed, we would be required to pay the estimated tax payment in the fourth quarter. The exact amount of the payment is not known at this time.

Operating Activities

The increase in cash flows from operating activities for the nine months ended September 28, 2007 was primarily due to an increase in net income.  In addition, an increase in accounts payable was caused primarily by increased activities in our Advatech joint venture. These increases were offset by advance payments previously received from and subsequently used on a flue gas desulfurization project, an increase in tax payments, and the timing of billings to clients on contracts.

Investing Activities

As a professional services organization, we are not capital intensive. Capital expenditures historically have been primarily for computer-aided design, accounting and project management information systems, and general- purpose computer equipment to accommodate our growth. Capital expenditures, excluding purchases financed through capital leases and equipment notes, and business acquisitions, during the nine months ended September 28, 2007 and September 29, 2006 were $22.4 million and $20.8 million, respectively.

In connection with the proposed WGI acquisition, we capitalized $11.0 million of costs, which have been included in Other Assets, $6.3 million of which was paid for the nine months ended September 28, 2007.

Financing Activities

The decrease in net cash flows used by financing activities was primarily due to a decrease in the net change in book overdrafts, a decrease in proceeds from employee stock purchase plan and exercise of stock options, partially offset by a decrease in debt repayments.

Non-cash Acquisition

On April 2, 2007, we acquired CRI Resources, Inc. ("CRI") through a debt-for-equity swap under Chapter 11 of the United States Bankruptcy Court Central District of California Los Angeles Division. The purchase price, net of cash acquired, was approximately $16.8 million, which represented the amount of our receivable from CRI and resulted in no gain or loss on the transaction.

Other Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of September 28, 2007.

		Payments and Commitments Due by Period
Contractual Obligations		Less Than			After 5
(Debt payments include principal only):	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
As of September 28, 2007:
Credit Facility:
Term loan	$39,000	$—	$13,650	$25,350	$—
Capital lease obligations and equipment notes	50,136	16,486	23,646	9,580	424
Notes payable, foreign credit lines and other indebtedness (1)	2,882	2,047	511	324	—
Total debt	92,018	18,533	37,807	35,254	424
Pension funding requirements (2)	132,720	20,113	32,691	20,157	59,759
Purchase obligations (3)	3,960	2,217	1,743	—	—
Interest (4)	14,588	5,805	7,528	1,240	15
Asset retirement obligations	4,400	720	198	1,418	2,064
Other contractual obligations (5)	25,661	7,458	10,069	3,367	4,767
Operating lease obligations (6)	426,309	100,050	162,295	95,595	68,369
Total contractual obligations	$699,656	$154,896	$252,331	$157,031	$135,398

(1)	Amounts shown exclude remaining original issue discounts of $40 thousand for notes payable.

(2)
These pension funding requirements for the EG&G pension plans, the Dames & Moore Final Salary Pension Fund in the United Kingdom, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan ("SERP") with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $12.5 million into a rabbi trust for our CEO's SERP within 15 days of the earlier of (1) a request by the CEO or (2) the termination of the CEO's employment for any reason, including death.

(3)	Purchase obligations consist primarily of software maintenance contracts.

(4)
Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate as of September 28, 2007.

(5)
Other contractual obligations include contractual payments to former employees and net liabilities for anticipated settlements under Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," ("FIN 48") tax liabilities, including interest.

(6)	These operating leases are predominantly real estate leases.

Off-balance Sheet Arrangements. The following is a list of our off-balance sheet arrangements:

▪
As of September 28, 2007, we had $63.3 million in standby letters of credit under our Credit Facility. We use letters of credit primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. The Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations. If we default on the credit facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

▪
We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee was equal to the remaining term of the underlying credit facility, which expired on September 30, 2007. The amount of the guarantee was $9.5 million at September 28, 2007.  In October 2007, we amended the term of the agreement and the amount of the new guarantee is $15 million. The new agreement and guarantee will expire on July 31, 2008.

▪	As of September 28, 2007, the amount of a guarantee used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries was $10.1 million.

▪
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

▪
We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims.

Credit Facility. Our senior credit facility ("Credit Facility") consists of a six-year term loan of $350.0 million, and a five-year revolving line of credit of $300.0 million, against which up to $200.0 million is available to issue letters of credit. As of September 28, 2007, we had $39.0 million outstanding under the term loan, $63.3 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

All loans outstanding under our Credit Facility bear interest at either LIBOR or our bank's base rate plus an applicable margin, at our option. The LIBOR margins range from 0.625% to 1.75% and the base rate margins range from 0.0% to 0.75%. As of September 28, 2007 and December 29, 2006, the LIBOR margin was 1.00% for both the term loan and revolving line of credit. As of September 28, 2007 and December 29, 2006, the interest rates on our term loan were at 6.20% and 6.36%, respectively.

As of September 28, 2007, we were in compliance with all of the covenants of our Credit Facility.

Revolving Line of Credit. A summary of our revolving line of credit information is as follows:

	Three Months Ended September 28, 2007	Three Months Ended September 29, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.2%	8.0%
Average daily revolving line of credit balances	$0.2	$0.3
Maximum amounts outstanding at any one point	$4.7	$6.5

	Nine Months Ended September 28, 2007	Nine Months Ended September 29, 2006
	(In millions, except percentages)
Effective average interest rates paid on the revolving line of credit	8.2%	7.5%
Average daily revolving line of credit balances	$3.0	$0.5
Maximum amounts outstanding at any one point	$40.3	$21.8

Notes payable, foreign credit lines and other indebtedness. As of September 28, 2007 and December 29, 2006, we had outstanding amounts of $2.8 million and $7.9 million, respectively, in notes payable and foreign lines of credit. Notes payable consists primarily of notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of these notes were approximately 6.5% and 6.1% as of September 28, 2007 and December 29, 2006, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of September 28, 2007, we had $13.8 million in lines of credit available under these facilities with $1.2 million outstanding. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. The interest rates were 7.0% and 6.2% as of September 28, 2007 and December 29, 2006, respectively.

Capital leases and equipment notes.  As of September 28, 2007 and December 29, 2006, we had $50.1 million and $46.7 million in obligations under our capital leases and equipment notes, respectively, consisting primarily of leases and notes for office equipment, computer equipment and furniture. As of September 28, 2007 and December 29, 2006, approximately $28.8 million and $26.9 million of these obligations, respectively, were structured as notes payable.

Operating Leases.  As of September 28, 2007, we had approximately $426.3 million in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Derivative Financial Instruments. We are exposed to risk of changes in interest rates as a result of borrowings under our Credit Facility. During the nine months ended September 28, 2007, we did not enter into any interest rate derivatives due to our assessment of the costs/benefits of interest rate hedging. However, we have historically considered and continue to consider entering into interest rate swap derivative financial instruments that would reduce the risk of interest rate fluctuations.

Income Taxes

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

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

We expect that, within the next twelve months, we will make an estimated settlement payment of  $3.4 million on one uncertain tax position relating to the deductibility of acquired intangibles. We expect that we will recover the value of this settlement through amortization of the acquired intangibles. There were no material change in estimates during the three months and nine months ended September 28, 2007.

Backlog.

Our contract backlog consists of the amount billable for future services under signed contracts, including task orders that are actually issued and funded under indefinite delivery contracts. Our consolidated contract backlog was $5,803.7 million and $4,637.2 million at September 28, 2007 and December 29, 2006, respectively.

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

The accounting policies that we believe are most critical to an investor's understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended December 29, 2006. To date, there have been no material changes to these critical accounting policies during the nine months ended September 28, 2007, except for the adoption of FIN 48.

Adopted and Recently Issued Statements of Financial Accounting Standards

We adopted FIN 48, effective December 30, 2006, which is the beginning of our 2007 fiscal year. FIN 48 prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 establishes rules for recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. FIN 48 requires that we report the cumulative effect of applying the interpretation as an adjustment to the beginning balance of retained earnings as of December 30, 2006.  A more detailed discussion of the effect of the adoption of FIN 48 is included in Note 8, "Income Taxes" of our consolidated financial statements under Item 1 of this report.

In June 2006, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force No. 06-3 ("EITF 06-3"), "How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement." The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value-added, certain excise taxes and some industry-specific taxes. A consensus had been reached that entities may adopt a policy of presenting these taxes within the income statement on either a gross or a net basis.  If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented on a net basis, then the amount of such taxes that are recognized on a gross basis must be disclosed. We adopted EITF 06-3 on our effective date of December 30, 2006. We present revenues net of sales and value-added taxes in our results of operations. The amount of taxes we collected from our customers and remitted to government authorities was immaterial to our consolidated revenues.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurement," ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," ("SFAS 158"). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan's overfunded status or a liability for such a plan's underfunded status,  (2) measurement of a defined benefit plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan's funded status as a component of net periodic benefit cost. We adopted the recognition and disclosure provisions of SFAS 158, effective on December 29, 2006, which was the end of our fiscal year 2006. The requirement to measure our defined benefit plan assets and benefit obligations as of the date of our fiscal year-end will be effective for us for the fiscal year ending in December 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to changes in interest rates as a result of our borrowings under our Credit Facility.  Based on outstanding indebtedness of $39.0 million under our Credit Facility at September 28, 2007, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $0.2 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $0.2 million. If the WGI merger is completed, we expect to have approximately $1.4 billion outstanding under the new term loans for the combined company, and based on this expected outstanding indebtedness, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $8.1 million, respectively. However, we have historically considered and continue to consider entering into interest rate swap derivative financial instruments that, for a price, would reduce the risk of interest rate fluctuations.

Foreign currency risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $0.7 million and $1.0 million of foreign currency translation gains for the three months ended September 28, 2007 and September 29, 2006, respectively. We had $3.9 million and $3.6 million of foreign currency translation gains for the nine months ended September 28, 2007 and September 29, 2006, respectively. The currency exposure is not material to our consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding.

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in rules promulgated under the Exchange Act) for our company. Based on their evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we filed or submitted to the SEC under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system's design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of a system's control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services. The outcome of these proceedings cannot be predicted with certainty.  See Note 6, "Commitments and Contingencies," to our "Consolidated Financial Statements" included under Part I - Item 1 of this report for a discussion of some of these legal proceedings. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.

Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor's pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of  $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor's pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each coverage. Parties may seek, and may be awarded, damages that substantially exceed our insurance coverage.

Excess insurance policies above our primary limits provide for coverages on a "claims made" basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date, even for claims based on events that occurred during the term of coverage. While we intend to maintain these policies, we may be unable to maintain existing coverage levels.  We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based on our previous experience in such matters, we do not believe that any of the legal proceedings described in Note 5, "Commitments and Contingencies," to our "Consolidated Financial Statements" included under Part I - Item 1 of this report individually or collectively, are likely to materially exceed established loss accruals or our various professional errors and omissions, project-specific and potentially other insurance policies. However, the resolution of outstanding claims and litigation is subject to inherent uncertainty and it is reasonably possible that such resolution could have a material adverse effect on us.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors that were disclosed in Part II, Item 1A of our Form 10-Q since our Form 10-K for the fiscal year ended December 29, 2006, except for the risk factor identified by asterisks (*) at the end of the risk factor headings. In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following factors also could affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government spending.  If the economy weakens, then our revenues, profits and our financial condition may deteriorate.

Demand for our services in our infrastructure and defense markets is cyclical and vulnerable to sudden economic downturns and reductions in government spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. For example, there was a decrease in our URS Division revenues of $77.9 million, or 3.4%, in fiscal year 2002 compared to fiscal year 2001 as a result of the general economic decline. Our clients may demand better pricing terms and their ability to pay our invoices may be affected by a weakening economy. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If the economy weakens or government spending is reduced, then our revenues, net income and overall financial condition may deteriorate.

We may not realize the full amount of revenues reflected in our book of business, which could harm our operations and significantly reduce our future revenues.

We account for all contract awards that may eventually be recognized as revenues as our "book of business," which includes backlog, designations, option years and indefinite delivery contracts ("IDCs"). Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of September 28, 2007, our backlog was approximately $5.8 billion. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period because clients may modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders. If we do not realize a substantial amount of our book of business, our operations could be harmed and our future revenues could be significantly reduced.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.

We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (the "FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Services Contract Act and the DoD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency ("DCAA"), routinely audit and investigate government contractors. These government agencies review and audit a government contractor's performance under its contracts, a government contractor's direct and indirect cost structure, and a government contractor's compliance with applicable laws, regulations and standards. For example, during the course of its audits, the DCAA may question our incurred project costs, and if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Revenues from federal government contracts and state and local government contracts represented approximately 41% and 22%, respectively, of our total revenues for the nine months ended September 28, 2007. Government contracts are awarded through a regulated procurement process. The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors who have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	the application of the "percentage-of-completion" method of accounting, and revenue recognition on contracts, change orders, and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	value of goodwill and recoverability of other intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans and other employee benefit plans;

•	valuation of stock-based compensation expense; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could differ from those estimates, which may significantly reduce or eliminate our profits.

Our use of the "percentage-of-completion" method of accounting could result in reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the "percentage-of-completion" method of accounting, which is discussed in Note 1, "Accounting Policies," to our "Consolidated Financial Statements and Supplementary Data" included under Item 8 of our Annual Report on Form 10-K. Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

If our goodwill or intangible assets become impaired, then our profits may be significantly reduced or eliminated.

Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net purchased intangible assets were $1.0 billion as of September 28, 2007. Our goodwill and other net purchased intangible assets will increase significantly if we successfully complete the WGI acquisition. If any of our goodwill or intangible assets were to become impaired, we would be required to write off the impaired amount, which may significantly reduce or eliminate our profits.

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

We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project.  If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project.  In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards,  labor disruptions and other factors. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability.

If our partners fail to perform their contractual obligations on a project, we could be exposed to liability, loss of reputation or reduced or eliminated profits.

We sometimes enter into subcontracts, joint ventures and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends upon, among other things, the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional expenditures and provide additional services to complete the project. If we are unable to adequately address our partner's performance issues, then our client could terminate the joint project, exposing us to liability, loss of reputation or reduced or eliminated profits.

Our dependence on subcontractors could adversely affect us.*

As the size and complexity of our projects have increased, we have increasingly relied on third-party subcontractors to complete our projects and have become involved more frequently in equipment and materials procurement. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceed our estimates, we could experience reduced profit or experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials are needed.

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.*

Because of the nature of our contracts, at times we commit resources to customer projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on those customer projects as they are incurred.  Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project to which we have devoted significant resources, it could have an adverse effect on our financial position, results of operations and cash flows.

We may be subject to substantial liabilities under environmental laws and regulations.

A portion of our environmental business involves the planning, design, program management, construction management, and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we have contracts with U.S. governmental entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean up could be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Interstate Rule, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Our liability for damages due to legal proceedings may adversely affect us and result in a significant loss. *

In performing our services, we may be exposed to legal proceedings in connection with cost overruns, personal injury claims, property damage, labor shortages or disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. Our services frequently require us to make judgments and recommendations about environmental, structural, geotechnical and other physical conditions at project sites. If our' performance, judgments and recommendation are later found to be incomplete or incorrect, then we may be liable for the resulting damages. Various legal proceedings are pending against us in connection with the performance of our professional services and other actions by us. For example, federal and state investigators are reviewing our engineering analysis of the Interstate 35W bridge in Minneapolis that we were performing at the time of the bridge's collapse in August 2007 and our construction management services relating to the demolition of the Deutsche Bank building located at the World Trade Center where a fire that resulted in accidental fatalities occurred in August 2007. The resolution of these investigations, and any outstanding claims, is subject to inherent uncertainties, and it is reasonably possible that any resolution could have an adverse effect on our operations. We do not know the extent of any claims that may be made regarding these matters. It is not possible to provide an estimate of any potential loss at this time.

In some actions, parties may seek damages that exceed our insurance coverage. Currently, we have limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor's pollution liability insurance (in addition to other policies for some specific projects).  The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor's pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim. If we sustain damages that exceed our insurance coverage or for which we are not insured, our results of operations and financial condition could be materially adversely impacted.

Unavailability of insurance coverage could have a negative impact on our operations and results.*

We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in many of our contracts. Our potential new credit facility, which is expected to fund the merger would also require that we maintain specified insurance coverages. Although we have been able to obtain insurance coverage to meet our requirements in the past, there is no assurance that such insurance coverage will be available at required levels, if at all, in the future.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could in turn negatively impact our revenues.

Our environmental services business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. For example, passage of the Clean Air Interstate and Clean Air Mercury environmental rules has increased our emission control business. On the other hand, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services, which could in turn negatively impact our revenues.

A decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our futurerevenues.

Revenues under contracts with the DoD and other defense-related clients represented approximately 34% of our total revenues for the nine months ended September 28, 2007. Recent increase in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector may not be sustainable.  For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations. Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

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

Employee, agent, or partner misconduct or our failure to comply with laws or regulations could weaken our ability to win contracts with government clients, which could result in decreasing revenues.*

 As a federal, state, and local government contractor, misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, laws regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. Other examples of potential misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting, which could weaken our ability to win future contract with government clients.

Recent changes in accounting for equity-related compensation have impacted our financial statements and could negatively impact our ability to attract and retain key employees.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") on December 31, 2005. At that time, we evaluated our current stock-based compensation plans and employee stock purchase plans. In order to minimize the volatility of our stock-based compensation expense, we are currently issuing restricted stock awards and units to selected employees rather than granting stock options. We also revised our employee stock purchase plan from a 15% discount on our stock price at the beginning or the end of the six-month offering period, whichever is lower, to a 5% discount on our stock price at the end of the six-month offering period. These changes to our equity-related compensation may negatively impact our ability to attract and retain key employees.

The completion of the proposed merger with WGI could adversely affect our liquidity and cash flows. Conversely, the termination of the proposed merger with WGI could adversely affect or eliminate our short-term profits.*

In order to complete the proposed merger with WGI, we have obtained a commitment for the funding of approximately $2.1 billion of new term loans and revolving debt financing, with the option of adding up to $500.0 million in synthetic letter of credit financing and up to $300.0 million in additional term loans. Proceeds from the initial financing would be used, in part, to fund the cash portion of the consideration paid to WGI's stockholders. As of September 28, 2007, we had $39.0 million outstanding under our Credit Facility, but assuming the completion of the merger and the related debt financing, the combined company's debt is expected to be approximately $1.4 billion. Based on assumed interest rates and credit ratings, after incurring the debt financing to effect the merger, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the twelve months following the merger would be approximately $156.7 million. If our credit ratings were lower than expected, our interest expense, unused revolving line of credit fees and up-front fees would increase. Based on the expected outstanding indebtedness of approximately $1.4 billion under the arranged credit facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $8.1 million. As a result of this increase in debt, demands on our cash resources would increase after the completion of the merger. The increased levels of debt could, among other things:

•
require us to dedicate a substantial portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect our credit rating, with the result that the cost of servicing our indebtness might increase and our ability to obtain surety bonds could be impaired;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate initiatives;

•      create competitive disadvantages compared to other companies with less indebtedness;

•      adversely affect our stock price; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt.

In the event that the proposed merger with WGI was terminated for any reason, then our short-term profits would be immediately impacted by the expensing of all merger-related fees and, if applicable, termination fees.

Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.*

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, could restrict our subsidiaries' ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of September 28, 2007, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the next twelve months would, if the WGI merger were not to occur, be approximately $0.8 million. Based on the current outstanding indebtedness of $39.0 million under our current credit facility, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $0.2 million. However, based on assumed interest rates and credit ratings, after incurring the debt financing to effect the WGI merger, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes) during the twelve months following the merger would be approximately $156.7 million. If our credit ratings were lower than expected, our interest expense, unused revolving line of credit fees and up-front fees would increase. Assuming completion of the WGI merger and related debt financing, based on the expected post-merger outstanding indebtedness of approximately $1.4 billion under the arranged credit facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $8.1 million.

Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.

As a multinational company, we have operations in over 20 countries and we derived 10% and 9% of our revenues from international operations for the nine months ended September 28, 2007 and September 29, 2006, respectively.  International business is subject to a variety of risks, including:

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

As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity, acts of terrorism, or public health crises. For example, we have employees working in high security risk countries located in the Middle East and Southwest Asia. As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

We rely on third-party software to run our critical accounting, project management, and financial information systems, and as a result, any sudden loss, disruption or unexpected costs to maintain such systems could significantly increase our operational expense as well as disrupt the management of our business operations.

We rely on third party software to run our critical accounting, project management and financial information systems. For example, we relied on one software vendor's products to process approximately 68% of our total revenues as of September 28, 2007. We also depend on our third-party software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Force majeure events, including natural disasters and terrorists' actions have negatively impacted and could further negatively impact the economies in which we operate, which may affect our financial condition, results of operations or cash flows.

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

As of September 28, 2007, approximately 8% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the third quarter of 2007.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)
June 30, 2007 — July 27, 2007	10	$48.54	—	—
July 28, 2007 — August 24, 2007	—	—	—	—
August 25, 2007 — September 28, 2007	1	55.35	—	1,651
Total	11		—	1,651

(1)
All purchases were made pursuant to our Stock Incentive Plans, which allow our employees to surrender shares of our common stock as payments toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our Stock Incentive Plans and ESPP for the period from     December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006). Our stock repurchase program will terminate on January 1, 2010. No purchases were made pursuant to this publicly announced repurchase program during the quarter ended September 28, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

 (a)                 Exhibits

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URS CORPORATION

Date: November 7, 2007	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.                                              Description

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.