Form 10-K
URS CORP /NEW/
filed 2008-02-26
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.           Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☒Accelerated filer  ☐Non-Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐No☒

The aggregate market value of the common stock of the registrant held by non-affiliates on February 18, 2008 and June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,840.9 million and $2,528.0 million, respectively, based upon the closing sales price of the registrant’s common stock on such date as reported in the consolidated transaction reporting system.  On February 18, 2008, and June 29, 2007, there were 83,460,640 shares and 53,106,015 shares of the registrant’s common stock outstanding, respectively.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

URS CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenue and  services; future business trends; future customers; future accounting policies and actuarial estimates; future restructuring costs; future stock-based compensation expenses; future retirement plan expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees; future capital resources; future tax payments; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our leveraged position and the ability to service our debt; restrictive covenants in our Credit Facility; our integration of the Washington Group International, Inc.; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and control costs; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on subcontractors’ and suppliers; customer payment defaults; availability of bonding and insurance; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with changes in equity-based compensation requirements; risks associated with international operations; business activities in high security risk countries; third party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 37, Risk Factors beginning on page 18, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Consolidated Financial Statements and Supplementary Data
Consolidated Balance Sheets
December 28, 2007 and December 29, 2006
Consolidated Statements of Operations and Comprehensive Income
Years ended December 28, 2007, December 29, 2006, and December 30, 2005

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 28, 2007, December 29, 2006, and December 30, 2005
Consolidated Statements of Cash Flows
Years ended December 28, 2007, December 29, 2006, and December 30, 2005
Notes to Consolidated Financial Statements
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

ITEM 1.                      BUSINESS

Summary

URS is a leading international provider of engineering, construction and technical services. We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world. We also are a major U.S. federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance. We have approximately 56,000 employees in a global network of offices and contract specific job sites in more than 30 countries.

In November 2007, we acquired Washington Group International, Inc. (“WGI”), a provider of program management, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services with more than 25,000 employees worldwide. The operations of WGI have become the Washington Division of URS Corporation. The acquisition has enhanced our ability to provide integrated engineering and construction services throughout the project life cycle—from planning, design and engineering through construction to operations and maintenance. The acquisition also enhanced our capabilities and ability to compete in the power and nuclear management markets, as well as in the transportation, mining, defense and industrial infrastructure and process markets.

As a result of the acquisition of WGI, we now provide services through three operating divisions: the URS Division, the EG&G Division and our new Washington Division. Our URS Division provides a comprehensive range of professional program management, planning, design, engineering, construction and construction management, and operations and maintenance services to various government agencies and departments in the U.S. and internationally, as well as to private industry clients. Our EG&G Division provides program management, planning, systems engineering and technical assistance, operations and maintenance services to various U.S. federal government agencies, primarily the Departments of Defense (“DOD”) and Homeland Security(“DHS”). Our Washington Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to government agencies and departments in the U.S. and internationally, as well as to private sector clients.

For information on our business by segment and geographic regions, please refer to Note 10, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data,” which is included under Item 8 of this report and incorporated into this Item by reference.

Clients, Services and Markets

We market our services to a broad range of domestic and international clients, including U.S. federal government agencies, state and local government agencies, private industry, and international entities through a global network of offices and contract-specific job sites across the U.S. in more than 30 foreign countries.

We focus our expertise on 11 key markets: transportation, power, environmental, nuclear management, industrial infrastructure and process, facilities, water/wastewater, mining, homeland security, installations and logistics, and defense systems.

The following graphic and chart summarizes our percent of revenues, representative services and representative markets by client type for the year ended December 28, 2007.

Client Types	% of Revenues	Representative Services	Representative Markets
Federal Government	41%
• Program Management
• Planning, Design and Engineering
• Systems Engineering andTechnical Assistance
• Construction and Construction Management
• Operations and Maintenance
• Decommissioning and Closure

			• Homeland Security • Defense Systems • Installations and Logistics • Environmental • Nuclear Management • Facilities • Transportation
State and Local Government	21%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance	• Transportation • Facilities • Homeland Security • Environmental • Water/Wastewater
Private Industry	27%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance • Decommissioning and Closure	• Power • Environmental • Nuclear Management • Industrial Infrastructureand Process • Facilities • Water/Wastewater • Mining
International	11%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance • Decommissioning and Closure	• Transportation • Power • Facilities • Environmental • Industrial Infrastructure and Process • Water/Wastewater • Mining • Homeland Security • Defense Systems

Clients

The following table summarizes the primary client types served by our three divisions for the year ended December 28, 2007.

Client Types	URS Division	EG&G Division	Washington Division
U.S. Federal Government	✓	✓	✓
State and Local Government	✓	—	✓
Private Industry	✓	—	✓
International	✓	—	✓

✓	a primary client type for the division.
—	not a primary client type for the division.

U.S. Federal Government.  As a major contractor to the U.S. federal government, we serve a wide variety of government departments and agencies. These include the DOD, DHS, Department of Energy (“DOE”), Justice, Treasury, the Environmental Protection Agency, NASA, the United States Postal Service and the General Services Administration. Following a steady decline in uniformed and civilian personnel levels throughout the 1990s, the DOD has used contractors for large, multi-service government outsourcing contracts in support of military operations. Our revenues from U.S. federal government agencies exclude revenues arising from federal grants or matching funds allocated to and passed through state and local government agencies. We serve U.S. federal government clients through each of our divisions.

State and Local Government.  Our state and local government agency clients include local municipalities, community planning boards, state and municipal departments of transportation and public works, transit authorities, water and wastewater authorities, environmental protection agencies, school boards and authorities, judiciary agencies, public hospitals, ports and harbors, and airport authorities. In the U.S., substantially all spending for infrastructure — transportation networks, public buildings and water/wastewater systems –– is coordinated through these agencies. Our state and local government revenues include those originating from federal grants or matching funds provided to state and local government agencies. Our state and local government clients are primarily served by our URS and Washington Divisions.

Private Industry.  Many of our private industry clients are Fortune 500 companies, companies with international operations and companies from a broad range of industries, including automotive, chemical, consumer products, pharmaceutical manufacturing, mining, power, oil and gas, and pipelines. Over the past several years, many of these companies have reduced the number of service providers they use, selecting larger, multi-service contractors with international operations in order to control overhead costs. Our private industry clients are served primarily by our URS and Washington Divisions.

International.  The focus of our international business is to provide a range of services to our multinational private industry clients and foreign governmental agencies in the Americas (outside the U.S.), Europe and the Asia Pacific region. Although the EG&G Division performs defense-related work outside of the U.S., our international client base is primarily served by our URS and Washington Divisions.

Services

We provide program management, planning, design and engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, as well as to private industry and international clients. These services are delivered through a network of offices and contract-specific job sites. Although we are typically the prime contractor, in some cases, we provide services as a subcontractor or through joint ventures or partnership agreements with other service providers.

The following table summarizes the services provided by our URS, EG&G and Washington Divisions for the  year ended December 28, 2007.

Services	URS Division	EG&G Division	Washington Division
Program Management	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓
Systems Engineering and Technical Assistance	—	✓	—
Construction and Construction Management	✓	✓	✓
Operations and Maintenance	✓	✓	✓
Decommissioning and Closure	✓	✓	✓

✓	the division provides the listed service.
       —                     the division does not provide the listed service.

Program Management.  We provide the technical and administrative services required to manage, coordinate and integrate the multiple and concurrent assignments that comprise a large program — from concept through completion. For large military programs, which typically involve naval, ground, vessel and airborne platforms, our program management services include logistics planning, acquisition management, risk management of weapons systems, safety management and subcontractor management.  We also provide program management services for large capital improvement programs, which include planning, coordination, schedule and cost control, and design, construction and commissioning oversight.

Planning, Design and Engineering.  The planning process is typically used to develop a blueprint or overall scheme for a project. Based on the project requirements identified during the planning process, detailed engineering drawings and calculations are developed, which may include material specifications, construction cost estimates and schedules. Our planning, design and engineering services include the following:

•	Master planning;

•	Land-use planning;

•	Transportation planning;

•	Technical and economic feasibility studies;

•	Environmental impact assessments;

•	Project development/design;

•	Permitting, to ensure compliance with applicable regulations;

•	Quality assurance and validation;

•	Integrated safety management and analysis;

•	Alternative design analysis;

•	Conceptual and final design documents;

•	Technical specifications; and

•	Process engineering and design.

We provide planning, design and engineering services for the construction of new transportation projects and for the renovation and expansion of existing transportation infrastructure, including bridges, highways, roads, airports, mass transit systems and railroads, and ports and harbors. We also plan and design many types of facilities, such as schools, courthouses and hospitals; power generation, industrial and manufacturing facilities; waste treatment and disposal facilities; water supply and conveyance systems and wastewater treatment plants; and corporate offices and retail outlets. Our planning, design and engineering capabilities also support homeland defense and global threat reduction programs; hazardous and radioactive waste clean-up activities at government sites and facilities; and environmental assessment, due diligence and permitting at government, commercial and industrial facilities. We also provide planning, design and engineering support to U.S. federal government clients for major research and development projects, as well as for technology development and deployment.

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

Construction and Construction Management Services.  We provide construction contracting and construction management services for projects involving transportation, environmental and waste management, power generation and transmission, industrial and manufacturing facilities, water resources and wastewater treatment, government building and facilities and mining projects. As a contractor, we are responsible for the construction and completion of a project in accordance with its specifications and contracting terms. In this capacity, we often manage the procurement of materials, equipment and supplies; directly supervise craft labor; and manage and coordinate subcontractors. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm. Our services typically include:

•	Procuring specified materials and equipment;

•	Managing project logistics;

•	Supervising and completing physical construction;

•	Managing project milestone and completion schedules;

•	Managing project cost controls and accounting;

•	Negotiating and expediting change orders;

•	Administering job site safety, security and quality control programs; and

•	Preparing and delivering as-built drawings.

As a construction manager, we serve as the client’s representative to ensure compliance with design specifications and contract terms. In performing these services, we may purchase equipment and materials on behalf of the client; monitor the progress, cost and quality of construction projects in process and oversee and coordinate the activities of construction contractors, providing a variety of services, including:

•	Contract administration;

•	Change order management;

•	Cost and schedule management;

•	Safety program and performance monitoring;

•	Inspection;

•	Quality control and quality assurance;

•	Document control; and

•	Claims and dispute resolution.

Operations and Maintenance.  We provide operations and maintenance services in support of large military installations and operations, and hazardous facilities, as well as for transportation systems, industrial and manufacturing facilities, and mining operations.  Our services include:

•	Management of military base logistics including overseeing the operation of government warehousing and distribution centers, as well as government property and asset management;

•	Maintenance, modification, overhaul and life service extension services for military vehicles, vessels and aircraft;

•	Management, maintenance and operation of chemical agent and chemical weapons disposal systems;

•	Comprehensive military flight training services;

•	Development and maintenance of high security systems;

•	Management of high-risk, technically complex chemical and nuclear processing facilities;

•	Integrated facilities management for industrial and manufacturing facilities;

•	Toll road, light rail and airport operations;

•	Mine operations and maintenance; and

•	Other miscellaneous services such as staffing, repair, renovation, predictive and preventive maintenance, and health and safety services.

Decommissioning and Closure. We provide decommissioning and closure services for nuclear power plants, nuclear research and test facilities, production sites and laboratories. Many of these facilities have been highly contaminated and contain significant inventories of chemical and nuclear materials. We also provide decommissioning and closure services for the DOD at chemical weapons depots and for military installations under the DOD’s Base Realignment and Closure (BRAC) program, as well as for industrial facilities and mining operations. Our services include:

•	Planning, scoping surveys and cost estimating;

•	Due diligence and permitting;

•	Environmental remediation;

•	Hazardous chemical and nuclear waste stabilization treatment and disposition;

•	Construction/demolition management; and

•	Redevelopment and reuse.

Markets

We focus our expertise on 11 key markets: transportation, power, environmental, nuclear management, industrial infrastructure and process, facilities, water/wastewater, mining, homeland security, installations and logistics, and defense systems. Our domestic and international network of offices allows us to perform business development and sales activities on a localized basis. In addition, for large-scale projects and multinational clients, we coordinate national and international marketing efforts on a company-wide basis. The following table summarizes the markets we served during the year ended December 28, 2007;

Markets	URS Division	EG&G Division	Washington Division
Transportation	✓	—	✓
Power	✓	—	✓
Environmental	✓	—	✓
Nuclear Management	✓	—	✓
Industrial Infrastructure and Process	—	—	✓
Facilities	✓	—	✓
Water/Wastewater	✓	—	✓
Mining	✓	—	✓
Homeland Security	✓	✓	✓
Installations and Logistics	✓	✓	—
Defense Systems	—	✓	✓

✓	the division serves this market.
—	the division does not serve this market.

Transportation

We provide a full range of program management, planning, design, engineering, construction and construction management, and operations and maintenance services for surface transportation, air transportation, rail transportation, and ports and harbors projects as described below.

Surface Transportation.  We provide the full range of services required to plan, design, construct, operate and maintain all types of surface transportation systems and networks, including highways, interchanges, bridges, tunnels and toll road facilities. Our expertise also includes the planning and design, and operations and maintenance of intelligent transportation systems, such as traffic management centers. On construction assignments, we typically serve as the general contractor or as a joint venture partner with other contractors.

Air Transportation.  We provide comprehensive services for the development of new airports and the modernization and expansion of existing facilities: including airport terminals, hangars and air cargo buildings, air traffic control towers, runways and taxiways, and related airport infrastructure such as roadways, parking garages and people movers. We also specialize in baggage, communications and aircraft fueling systems. We have completed projects at both general aviation and large-hub international airports throughout the world. In the area of airport security, we assist airport authorities and owners, and airline carriers in all aspects of security-related projects. For example, we provide a full range of planning, design, engineering, construction management, and operations and maintenance services for airport security systems, including baggage screening and perimeter access control systems. We also provide operations and maintenance service for airports, including staffing and technical support to airport owners and operators.

Rail Transportation.  We provide program management, planning, design, engineering, construction and construction management, and operations and maintenance services to freight and passenger railroads and urban mass transit agencies. We have completed projects involving light rail, subways, commuter/intercity railroads, heavy rail and high-speed rail systems, as well as people movers and bus rapid transit systems. These capabilities are complemented by our specialized expertise in rail transportation structures, including terminals, stations, multimodal facilities, parking facilities, bridges and tunnels, as well as power, signals and communications systems.

Ports and Harbors.  We provide program management, planning, design, engineering, construction and construction management services to waterfront property ownerships, ports and harbors authorities, port tenants, waterfront cities and counties, construction contractors and the DOD for container terminals, liquid and dry bulk terminals, storage facilities, piers, wharves, seawalls and slope protection, recreational marinas and small craft harbors. We also provide environmental and geotechnical services for waterfront projects, as well as specialized services in port security and Tsunami modeling.

Power

We plan, design, engineer, construct, retrofit and maintain a wide range of types of power-generating facilities, as well as the systems that transmit and distribute electricity. Our services include planning, siting and licensing, permitting, engineering, procurement, construction, facility start-up, operations and maintenance, upgrades and modifications, and decommissioning and closure. We provide these services to utilities, industrial co-generators, independent power producers, original equipment manufacturers and government entities. Our project experience includes fossil fuel and nuclear power plants, hydropower, and alternative and renewable energy sources, including biomass, geothermal, solar energy and wind systems. We also specialize in the development and installation of clean air technologies that reduce sulfur dioxide, sulfur trioxide, mercury and other harmful emissions at both new and existing fossil fuel power plants.

Environmental

We provide a variety of engineering and environmental services related to protecting, preserving and restoring air, water and soil quality for U.S. federal government, state and local government agencies, and commercial and industrial clients in the private sector. Our services include environmental impact assessments, permitting and regulatory compliance, environmental management and pollution control, waste management, remediation design, program management, construction and construction management, demolition and environmental cleanup. We provide air quality monitoring and modeling and design air emissions control systems. We also provide comprehensive services related to the identification, characterization and remediation of hazardous waste sites.

Nuclear Management

We provide a broad range of nuclear management services to the DOE, involving the management of the nation’s nuclear weapons stockpile, the environmental cleanup and remediation of the chemical and radiological legacy of the Cold War, and the development of new energy technologies. Our services include technical consulting, program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure. We operate complex, high-hazard facilities involved in the storage, deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear materials. In addition, we provide safety analyses for high-hazard facilities and licensing services for DOE sites, as well as to the DOD, NASA and the commercial nuclear industry.

Industrial Infrastructure and Process

We provide planning, engineering, process design, and construction and construction management services for new industrial and commercial infrastructure and process facilities, as well as for the expansion and upgrade of existing facilities. We serve a diverse roster of clients in the chemical/pharmaceutical, manufacturing, oil and gas, and pipeline sectors. Our work in the oil and gas and pipeline sectors involves refineries, processing facilities, gas and liquid pipelines and storage facilities. In the chemical/pharmaceutical market, we provide services for biotechnology, petrochemical, specialty chemical and polymer facilities. Our work for the manufacturing sector involves automotive, food and beverage, pulp and paper, and light manufacturing facilities. We also provide facility management services to industrial clients, including building maintenance, waste management, health and safety, and security services.

Facilities

 We provide program management, planning, architectural design, engineering, and construction and construction management services for new buildings and the rehabilitation and expansion of existing facilities. Our work involves a broad range of building types, including education, judicial, correctional, health care, retail, sports, recreational, industrial, manufacturing, research and office facilities. We also provide historic preservation, adaptive reuse and seismic upgrade services.

Water/Wastewater

We provide services for the planning, design, engineering, and construction and construction management of all types of water/wastewater treatment facilities and systems. Services are provided for new and expanded water supply, storage, distribution and treatment systems; municipal wastewater treatment and sewer systems; levees: watershed, storm water management and flood control systems; and coastal restoration. We also provide planning, design, construction and construction management, seismic retrofit services for dams, reservoirs, impoundments, navigation locks and hydraulic structures.

Mining

We plan, design, develop and operate mines and metal and mineral processing facilities worldwide. Our expertise covers conceptual design and cost analysis in the feasibility stage; environmental and social management, mine site engineering and construction in the development stage; and mine operations and maintenance during production. In addition, we provide engineering, environmental and construction services for mine closure and reclamation. We provide these services for a variety of mine types, including energy fuels, base and precious metals, and industrial minerals.

Homeland Security

We provide a variety of services to the DHS, DOD, and other federal departments and state and local government agencies in support of homeland security activities. This work includes conducting threat assessments of public facilities, planning and conducting emergency preparedness exercises, and designing force protection systems and security systems. We also develop emergency response strategies and conduct first responder training for the military and other federal, state and local government agencies.

Our global threat reduction services focus on the elimination and dismantlement of nuclear, chemical and biological weapons of mass destruction (“WMDs”). These services include operating and maintaining chemical agent disposal facilities and providing advisory services for dismantling and eliminating WMDs. In addition, we provide security analysis, program management, design, engineering and construction services for maritime and border facilities. These services include developing surveillance strategies, recommending technologies, and providing design and installation of fiber-optic communications and non-intrusive inspection equipment.

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

Logistics. We provide a number of DOD agencies and defense prime contractors with turn-key logistics support services focused on developing and managing integrated supply and distribution networks. We oversee warehousing, packaging, delivery and traffic management for the distribution of government equipment and materials.  We also manage depot equipment maintenance, safety, security and contracting.

Defense Systems

We provide a variety of services to the U.S. federal government in support of military activities. These services include Defense Systems & Services, Field Services and Flight Services & Training.

Defense Systems & Services.  We provide a variety of weapons system design, maintenance and modernization services to DOD weapons systems management offices, laboratories, technical centers and support centers. Our services include acquisition support for new defense systems, engineering and technical assistance for the modernization of existing systems, and maintenance planning to help extend their service lives.

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

Major Customer

Our largest client type is the U.S. federal government (41% of our consolidated 2007 revenues) and our largest customer is the U.S. Army. During 2007, we had multiple contracts with the U.S. Army, which collectively contributed more than 10% of our consolidated revenues, as summarized in the following table, for the years ended December 28, 2007, December 29, 2006, and December 30, 2005. The loss of the U.S. Army as a customer would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

(In millions)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
The U.S. Army (1)
URS Division	$111.9	$107.8	$109.2
EG&G Division	785.4	735.2	682.2
Washington Division	65.1	—	—
Total U.S. Army	$962.4	$843.0	$791.4

1) The U.S. Army includes U.S. Army Corps of Engineers.

Competition

Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. The technical and professional aspects of our services generally do not require large upfront capital expenditures and, therefore, provide limited barriers against new competitors.  Some of our competitors have achieved greater market penetration in some of the markets in which we compete and have substantially more financial resources and/or financial flexibility than we do. To our knowledge, no individual company currently dominates any significant portion of our markets.  Competition in our industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks.

We believe that we are well positioned to compete in our markets because of our solid reputation, our long-term client relationships, our extensive network of offices and our broad range of services.  We are one of the largest engineering, construction and technical services firms worldwide and a major U.S. federal government contractor for systems engineering and technical assistance, operations and maintenance, and program management services. We provide a comprehensive portfolio of services ranging from planning, engineering, and design through construction to operations and maintenance and decommissioning and closure. In addition, as a result of our national and international network of offices and contract-specific job sites in more than 30 countries, we can offer our governmental and private clients localized knowledge and expertise that is backed by the support of our worldwide professional staff.

The competitive environments in which each segment operates are described below:

URS Division.  The URS Division competes primarily based on performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. The primary competitors of our URS Division include AECOM Technology Corporation, CH2M HILL Companies, Ltd., Earth Tech Inc. (currently a subsidiary of Tyco International, Ltd.; however, on February 12, 2008, AECOM Technology Corporation announced that they had entered into a definitive agreement with Tyco to acquire Earth Tech Inc.), Fluor Corporation, Jacobs Engineering Group Inc., Parsons Brinckerhoff Inc., the Shaw Group Inc. and Tetra Tech, Inc.

EG&G Division. The EG&G Division competes primarily based on quality of performance, reputation, expertise, price, technology, customer relationships and range of service offerings. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. The primary competitors of our EG&G Division include CACI International Inc., DynCorp International LLC, General Dynamics Corporation, KBR, Inc.,  L-3 Communications Corporation, ManTech International Corporation, Raytheon Corporation and Science Application International Corporation (SAIC).

Washington Division. The Washington Division competes primarily based on performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks. Competitors range from small private firms to multi-billion dollar companies. The primary competitors of our Washington Division include Bechtel Corporation, CB&I (Chicago Bridge & Iron Company N.V.), CH2M HILL Companies, Ltd., Foster-Wheeler Corporation, Fluor Corporation, Granite Construction Company, Jacobs Engineering Group Inc., KBR, Inc., Kiewit Corporation, McDermott International, Inc., Parsons Brinckerhoff Inc., Parsons Corporation and the Shaw Group Inc.

Book of Business

We determine the value of all contract awards that may potentially be recognized as revenues over the life of the contracts.  We categorize the value of our book of business into backlog, designations, option years and indefinite delivery contracts, or “IDCs,” based on the nature of the award and its current status. As of December 28, 2007 and December 29, 2006, our total book of business was $30.0 billion and $12.4 billion, respectively. A discussion and breakdown of our book of business are included below.

	Acquired Book of Business (1)	Consolidated
Book of Business (In billions)	November 16, 2007	December 28, 2007

Backlog	$12.6	$18.7
Designations	1.1	3.1
Option Years	0.4	2.5
Indefinite Delivery Contracts	0.4	5.7
Total	$14.5	$30.0

(1) We acquired the book of business of WGI through our WGI acquisition.  The backlog acquired has been accounted for using our policy as described below, which is different than WGI’s previous policy.  Under  WGI’s policy, backlog excluded work on government contracts beyond two years and mining contracts beyond ten years.

Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client, that is expected to be recognized as revenues when future services are performed. Our consolidated contract backlog was $18.7 billion and $4.6 billion at December 28, 2007 and December 29, 2006, respectively.

Designations. Our designations represent the monetary value of projects for which we have received a notice of award from our clients, but for which we do not yet have signed contracts or, where applicable, a notice to proceed. As of December 28, 2007 and December 29, 2006, the estimated value of our consolidated designations was $3.1 billion and $1.6 billion, respectively.

Option Years. Our option years represent the monetary value of option periods under existing contracts in backlog, which are exercisable at the option of our clients without requiring us to go through an additional competitive bidding process and would only be canceled if a client decides to end the project (a termination for convenience) or through a termination for default. Options years are in addition to the “base periods” of these contracts. The base periods of these contracts can vary from one to five years. As of December 28, 2007 and December 29, 2006, the estimated value of the option years on our contracts was $2.5 billion and $1.0 billion, respectively.

Indefinite Delivery Contracts.  Indefinite delivery contracts represent the expected monetary value to us of signed contracts under which we perform work only when the client awards specific task orders to us. When such task orders are signed and funded, we transfer their value into backlog. Generally, the terms of these contracts exceed one year and often include a maximum term and potential value. IDCs generally range from one to twenty years in length. As of December 28, 2007 and December 29, 2006, the estimated remaining value of our consolidated IDCs was $5.7 billion and $5.2 billion, respectively.

While the value of our book of business is a predictor of future revenues, we have no assurance, nor can we provide assurance, that we will ultimately realize the maximum potential values for backlog, designations, option years or IDCs. Based on our historical experience, our backlog has the highest likelihood of being converted into revenues because it is based upon signed and executable contracts with our clients. Although there is a high probability that our designations will eventually convert into revenues, they are not as certain as backlog because our clients have not yet signed a contract with us. Option years are not as certain as backlog because our clients may decide not to exercise one or more option years. Because we do not perform work under IDCs until specific task orders are issued, the value of our IDCs are not as likely to convert into revenues as other categories of our book of business.

History

We were originally incorporated in California on May 1, 1957 under the former name of Broadview Research Corporation. On May 18, 1976, we re-incorporated in Delaware under the name URS Corporation. After several additional name changes, we re-adopted the name “URS Corporation” on February 21, 1990.

Regulations

We provide services for contracts that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other government regulations and requirements.  For more information on risks associated with our government regulations, please refer to Item 1A, “Risk Factors,” of this report.

Environmental Regulations.  A portion of our business involves planning, design, construction management and operation and maintenance of pollution control facilities, as well as the assessment, design and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we have contracts with U.S. federal governmental entities to destroy hazardous and radioactive materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

Some environmental laws including the Resource Conservation and Recovery Act of 1976, as amended,  (“RCRA”), and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended,  (“CERCLA”), as well as other governmental laws can impose liability for the entire cost of the clean-up of contaminated facilities or sites upon present and former owners and operators as well as generators, transporters and persons arranging for the treatment or disposal of such substances. While we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials, and persons in affected areas may be injured or become ill, resulting in lawsuits that expose us to liability and may result in substantial damage awards against us. Liabilities for contamination or human exposure to hazardous or toxic materials or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities.

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

Government Procurement.  The services we provide to the U.S. federal government are subject to the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act (“TINA”), the Cost Accounting Standards (“CAS”), the Service Contract Act (“SCA”), DOD security regulations and other rules and regulations applicable to government contracts. These laws and regulations affect how we transact business with our government clients and in some instances, impose added costs to our business operations.  A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts.  Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

Other regulations and requirements.  We provide services to the DOD and other defense-related entities that often require specialized professional qualifications and security clearances. Our international business is also subject to the Foreign Corrupt Practices Act, as well as various export control, anti-boycott, and embargo laws.  In addition, as engineering design services professionals, we are subject to a variety of local, state and foreign licensing and permit requirements.

Sales and Marketing

Our URS Division performs business development, sales and marketing activities primarily through our network of local offices around the world. For large, market-specific projects requiring diverse technical capabilities, we utilize the companywide resources of specific disciplines. This often involves coordinating marketing efforts on a regional, national or global level.  Our EG&G Division performs business development, sales and marketing activities primarily through its management groups, which address specific markets, such as homeland security and defense systems. In addition, our EG&G Division coordinates national marketing efforts on large projects and for multi-division or multi-market scope efforts. Over the past year, the URS Division and the EG&G Division have jointly pursued several federal defense and homeland security projects, and have been successful in marketing the EG&G Division’s technical capabilities to the URS Division’s established state and local government clients. Our Washington Division conducts business development, sales and marketing activities at a business unit or market level. For large complex projects, markets or clients that require broad-based capabilities, business development efforts are coordinated across business units and/or divisions.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Thanksgiving, Christmas and New Year’s Day. Our revenues are typically lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours worked on projects and thus lesser revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions that occasionally cause some of our offices and projects to temporarily reduce activities.

Raw Materials

We purchase most of the raw materials and components necessary to operate our business from numerous sources. However, the price and availability of raw materials and components may vary from year to year due to customer demand, production capacity, market conditions and material shortages. While we do not currently foresee the lack of availability of any particular raw materials in the near term, prolonged unavailability of raw materials necessary to our projects and services or significant price increases for those raw materials could have a material adverse effect on our business in the near term.

Government Contracts

A substantial portion of our business is subject to renegotiation or termination of contracts or subcontracts at the discretion of the U.S. federal, state or local governments.

Trade Secrets and Other Intellectual Property

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

Research and Development

We have not incurred any material costs for company-sponsored research and development activities.

Insurance

Our insurance program for the URS and EG&G Divisions includes limits totaling $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim.

Our insurance program for the Washington Division includes limits totaling $500.0 million per loss and $500.0 million in the aggregate for general liability and $200.0 million per loss and $200.0 million in the aggregate for professional errors and omissions liability (in addition to other policies for some specific projects). The general liability and the professional errors and omissions liability include a deductible of $2.0 million for each covered claim.

Parties may seek damages that substantially exceed our insurance coverage.

Some of our excess insurance policies above our primary policy limits provide for coverages on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date, even for claims based on events that occurred during the term of coverage. While we intend to maintain these policies, we may be unable to maintain existing coverage levels. We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Employees

The number of our employees will vary with the volume, type and scope of our operations at any given time. As of January 31, 2008, we had approximately 56,000 employees, which includes 3,300 temporary or part-time workers. The URS Division, the EG&G Division, and the Washington Division employed approximately 18,000, 13,000, and 25,000 persons (including temporary and part-time workers), respectively. At various times, we have employed up to several thousand workers on a temporary or part-time basis to meet our contractual obligations. Approximately 11% of our employees are covered by collective bargaining agreements, which are subject to amendment on various dates ranging from March 2008 to June 2011, or by specific labor agreements, which expire upon completion of the relevant project.

Executive Officers of the Registrant

Name	Position Held	Age
Martin M. Koffel	Chief Executive Officer, President and Director since May 1989; Chairman of the Board since June 1989.	68
Thomas W. Bishop	Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002; Director of Operations for the Construction Services Division from 1999 to 2002.	61
Reed N. Brimhall	Chief Accounting Officer since May 2005; Vice President and Corporate Controller from May 2003 to May 2005; Senior Vice President and Controller of Washington Group International, Inc. from 1999 to 2003.	54
H. Thomas Hicks	Chief Financial Officer since March 2006; Vice President, Finance from September 2005 to March 2006; Managing Director of Investment Banking, Merrill Lynch from September 1997 to September 2005.	57
Gary V. Jandegian	President of the URS Division and Vice President since July 2003; Senior Vice President of URS Greiner Woodward-Clyde, Inc. (“URSGWC”) from 1998 to July 2003.	55
Susan B. Kilgannon	Vice President, Communications since October 1999.	49
Joseph Masters	Vice President since July 1994; General Counsel since July 1997 and Corporate Secretary since March 2006.	51
Randall A. Wotring	President of the EG&G Division and Vice President since November 2004; Vice President and General Manager of Engineering and Technology Services (“ETS”) of the EG&G Division from August 2002 to November 2004; Vice President and General Manager of ETS of EG&G Technical Services, Inc. from 1998 to August 2002.	51
Thomas H. Zarges	President of the Washington Division since January 2008; Senior Executive Vice President Operations of the Washington Division from November 2007 through January 2008; Senior Executive Vice President – Operations of Washington Group International, Inc. from October 2002 through November 2007.	59

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.urscorp.com. These reports, and any amendments to these reports, are made available on our web site as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission (“SEC”).  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains a web site (www.sec.gov) containing reports, proxy and other information that we filed with the SEC. In addition, our Corporate Governance Guidelines, the charters for our Audit, Board Affairs and Compensation Committees, and our Code of Business Conduct and Ethics are available on our web site at www.urscorp.com under the “Corporate Governance” section. Any waivers or amendments to our Code of Business Conduct and Ethics will be posted on our web site. A printed copy of this information is also available without charge by sending a written request to: Corporate Secretary, URS Corporation, 600 Montgomery Street, 26th Floor, San Francisco, CA 94111-2728.

On June 25, 2007 we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A.12(a) of the NYSE Listed Company Manual. In addition we are filing as exhibits to this annual report on Form 10-K the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required to pursuant Section 302 and 906 of the Sarbannes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

In addition to the other information included or incorporated by reference in this annual report on Form 10-K, the following factors also could affect our financial condition and results of operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 37 and the consolidation financial statements and related notes beginning on page 72:

Demand for our services is cyclical and vulnerable to sudden economic downturns and reductions in government and private industry spending.  If the economy weakens, then our revenues, profits and our financial conditions may rapidly deteriorate.

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

Due to the recent economic downturn in the U.S. housing markets and severe tightening of the credit markets, many of our clients may face considerable budget shortfalls that may limit their overall demand for our services.  For example, we expect that overall state government spending will be lower than in the previous year due to decreased state tax revenues as well as other economic reasons.  In addition, our clients may find it more difficult to raise capital in the future due to uncertainty in the municipal and general credit markets. Also, global demand for commodities has increased raw material costs, which may more rapidly deplete the funds available by our clients to spend on projects.

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

We may not realize the full amount of revenues reflected in our book of business, which could harm our operations and significantly reduce our future revenues and profits.

We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and IDCs. Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of December 28, 2007, our book of business was approximately $30.0 billion, which included $18.7 million of our backlog. Our designations consist of projects that clients have awarded us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period because clients may modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders. If we do not realize a substantial amount of our book of business, our operations could be harmed and our future revenues and profits could be significantly reduced.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor. Any interruption or termination of our government contractor status could significantly reduce our future revenues and profits.

We enter into significant government contracts, such as our waste treatment projects with the DOE. We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the FAR, the Truth in Negotiations Act, the CAS, the Services Contract Act and the DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards. For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could significantly reduce our future revenues and profits.

The completion of our merger with WGI substantially increased our indebtedness which could adversely affect our liquidity, cash flows and financial condition.

On November 15, 2007, in order to complete the WGI acquisition, we entered into a new Senior Secured Credit Facility (“2007 Credit Facility”), which provides for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit. All loans outstanding under the 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR plus, in each case, an applicable margin. The applicable margin will adjust to a leverage-based performance pricing grid based on our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), referred to as the “Consolidated Leverage Ratio.” As of December 28, 2007, our outstanding balance under the 2007 Credit Facility was $1.3 billion. Based on assumed interest rates and the Consolidated Leverage Ratio, our debt service obligations, comprised of interest (excluding capital leases and equipment notes), during the next twelve months will be approximately $75.7 million. If our Consolidated Leverage Ratio is higher than assumed, our interest expense and unused revolving line of credit fees will increase. Based on the expected outstanding indebtedness of approximately $1.3 billion under the 2007 Credit Facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $1.7 million, respectively. We have hedged $900.0 million of our 2007 Credit Facility using floating-for-fixed interest rate swaps. The notional amount of the swaps is less than the outstanding debt and as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion. As a result of this increase in debt, demands on our cash resources will increase. The increased level of debt could, among other things:

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

We may not be able to generate or borrow enough cash to service our indebtedness, which could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

We rely primarily on our ability to generate cash in the future to service our indebtedness. If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances. Our 2007 Credit Facility limits our ability to sell assets and also restricts our use of the proceeds from any such sale. If we default on our debt obligations, our lenders could require immediate repayment of our entire outstanding debt. If our lenders require immediate repayment on the entire principal amount, we will not be able to repay them in full, and our inability to meet our debt obligations could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

Restrictive covenants in our 2007 Credit Facility may restrict our ability to pursue business strategies.

Our 2007 Credit Facility and our other outstanding indebtedness include covenants limiting our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our 2007 Credit Facility;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates;

•	sell or exchange assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

Our 2007 Credit Facility also requires that we maintain financial ratios, which we may not be able to achieve. The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

Our inability to successfully integrate WGI would result in us not realizing all of the benefits of the acquisition, which could severely weaken our results of operations.

Our inability to successfully integrate WGI (now referred to as our Washington Division) would result in us not realizing all of the benefits of the acquisition and could severely weaken our business operations. Our future success will depend, in part, on our ability to successfully integrate the businesses of URS with the Washington Division. We are devoting significant management attention and resources to integrating the Washington Division into URS. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us and could seriously harm our results of operation. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the Washington Division into URS include, among others:

•	coordinating bid and marketing functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic and customer relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

In addition, even if the operations of the Washington Division are integrated successfully with URS, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.  As a result, we cannot assure you that the integration of the Washington Division with URS will result in the realization of the full benefits anticipated from the acquisition, which could severely weaken our results of operation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce our future revenues and profits.

Revenues from federal government contracts and state and local government contracts represented approximately 41% and 21%, respectively, of our total revenues for the year ended December 28, 2007.  Government contracts are awarded through a regulated procurement process. The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our future revenues and profits.

Each year client funding for some of our government contracts may rely on legislative appropriations or public supported financing. If adequate public funding is not available then our future revenues and profits could decline.

Each year client funding for some of our government contracts may directly or indirectly rely on legislative appropriations or public supported financing.  For example, the passage of the Safe, Accountable, Flexible, Efficient, Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) highway and transit bill in August of 2005 has provided additional funding for various clients’ state transportation projects, for which we provide services. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public supported financing such as state and local municipal bonds may only be partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract. Public funds and the timing of payment of such funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If adequate public funding is not available then our future revenues and profits could decline.

Our government contracts may give the government the right to modify, delay, curtail, renegotiate or terminate our contracts at their convenience at any time prior to their completion and, if we do not replace these contracts, then we may suffer a decline in future revenues and profits.

Government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right for the government to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at their convenience any time prior to their completion. Any decision by a government client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience may result in a decline in future revenues and profits.

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

It is important for us to control our contract costs so that we can maintain positive operating margins. We generally enter into four principal types of contracts with our clients: cost-plus, fixed-price, target-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all of the costs we incur. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by billable headcount and our ability to manage costs.  If we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits. Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

Our actual results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	the application of the “percentage-of-completion” method of accounting and revenue recognition on contracts, change orders and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	value of goodwill and recoverability of other intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans and other employee benefit plans;

•	valuation of stock-based compensation expense; and
•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could differ from those estimates, which may significantly reduce or eliminate our profits.

Our use of the “percentage-of-completion” method of accounting could result in a reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the “percentage-of-completion” method of accounting. Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts in process, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

If our goodwill or intangible assets become impaired, then our profits may be significantly reduced or eliminated.

Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net intangible assets were $3.7 billion as of December 28, 2007. If any of our goodwill or intangible assets were to become impaired, we would be required to write off the impaired amount, which may significantly reduce or eliminate our profits.

Our failure to successfully bid on new contracts and renew existing contracts with private and public sector clients could adversely reduce or eliminate our profitability.

Our business depends on our ability to successfully bid on new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a surety bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely reduce or eliminate our profitability.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to reputational loss and additional financial performance that could significantly reduce our future revenues and profits.

We often enter into joint ventures so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Our dependence on subcontractors could adversely affect us.

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

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

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

We have seen an increase in our claims against project owners for payment and our failure to recover adequately on these and future claims could have a material effect on us.

We have over the past few years seen an increase in the volume and the amount of claims brought by us against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional cost, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and financial condition.

Adequate bonding is necessary for us to successfully win new work awards on some types of contracts.

In line with industry practice, we are often required, to provide performance and payment bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to substantial liabilities under environmental laws and regulations.

A portion of our environmental business involves the planning, design, program management, construction management, and operation and maintenance of pollution control facilities, hazardous waste or Superfund sites and military bases. In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the CERCLA and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean up could be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Interstate Rule, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Our business exposes us to potential liability claims and legal proceedings which may reduce our future profits and revenues.

We engage in engineering and construction activities where design, construction or other failures can result in substantial injury or damages to third parties. In addition, we may be exposed to other liability claims such as cost overruns, personal injury claims, property damage, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. Our business frequently requires us to make judgments and recommendations about environmental, structural, geotechnical and other conditions at project sites. If our performance, judgments and recommendation are later found to be incomplete or incorrect, then we may be liable for the resulting damages. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our project or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Currently, our insurance program for the URS and EG&G Divisions includes limits totaling $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim. Our insurance program for the Washington Division includes limits totaling $500.0 million per loss and $500.0 million in the aggregate for general liability and $200.0 million per loss and $200.0 million in the aggregate for professional errors and omissions liability (in addition to other policies for some specific projects). The general liability and the professional errors and omissions liability include a deductible of $2.0 million for each covered claim. If we sustain damages that exceed our insurance coverage or for which we are not insured, our results of operations and financial condition could be materially adversely impacted.

Unavailability of third-party insurance coverage at an affordable price would increase our risk exposure.

We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in many of our contracts. There can be no assurance, however that such insurance coverage will continue to be available at required levels, if at all, in the future.

Changes in environmental laws, regulations and programs could reduce demand for our environmental services, which could in turn negatively impact our revenues.

Our environmental services business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. For example, passage of the Clean Air Interstate and Clean Air Mercury environmental rules has increased our emission control business. On the other hand, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs could result in a decline in demand for environmental services, which could in turn negatively impact our revenues.

The limitation or the modification of the Price-Anderson Act’s indemnification authority could adversely affect our business.

The Price-Anderson Act (“PAA”) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and DOE contractors. Because we provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants, we are entitled to the indemnification protections under the PAA. However, the PAA’s indemnification provisions are broad, it does not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry. If the indemnification authority does not extend to all of our services, our business could be adversely affected by either a refusal of new facilities operations to retain us or our inability to obtain commercially adequate insurance and indemnification.

A decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

Revenues under contracts with the DOD and other defense-related clients represented approximately 33% of our total revenues for the year ended December 28, 2007. Recent increases in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector may not be sustainable. For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations. Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

Our overall market share and profits will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive. For example, according to the publication Engineering News-Record, based on information voluntarily reported by 500 design firms, the top ten engineering design firms only accounted for approximately 32% of the total top 500 design firm revenues in 2006. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

Some of our competitors have achieved greater market penetration in some of the markets in which we compete and have substantially more financial resources and/or financial flexibility than we do. As a result of the number of competitors in the industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set.  If we are unable to maintain our competitiveness, our market share, revenues and profits will decline. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

Our failure to attract and retain key employees could impair our ability to provide services to our clients and otherwise conduct our business effectively.

As a professional and technical services company, we are labor intensive, and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels.  In addition, we rely heavily upon the expertise and leadership of our senior management. Following the completion of our merger with WGI, our employees may experience uncertainty about their future with the combined company, which could adversely affect our ability to retain key personnel. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Employee, agent or partner misconduct or our failure to comply with laws or regulations could weaken our ability to win contracts with government clients, which could result in decreasing revenues.

 As a federal, state, and local government contractor, misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, laws regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. Other examples of potential misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting, which could weaken our ability to win future contracts with government clients.

Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including local regulations and contractual obligations associated with secured loans, such as equipment financings, could restrict our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of December 28, 2007, our debt service obligations, comprised of interest (excluding capital leases and equipment notes), during the next twelve months, are estimated to be approximately $75.7 million. Based on the current outstanding indebtedness of $1.3 billion under our 2007 Credit Facility, of which $0.4 billion is unhedged, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $1.7 million.

Our international operations are subject to a number of risks that could harm our operations and significantly reduce our future revenues.

As a multinational company, we have operations in over 30 countries and we derived 11% of our revenues from international operations for the year ended December 28, 2007. International business is subject to a variety of risks, including:

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communication challenges;

•	potentially adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	exposure to liability under the Foreign Corrupt Practices Act, as well as the export control and anti-boycott laws; and
•	general economic and political conditions in foreign markets.

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

As a multinational company, our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity, acts of terrorism, or public health crises. For example, we have employees working in high security risk countries located in the Middle East and Southwest Asia. As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

We rely on third-party software to run our critical accounting, project management and financial information systems and, as a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense as well as disrupt the management of our business operations.

We rely on third-party software to run our critical accounting, project management and financial information systems. For example, we relied on one software vendor’s products to process approximately 62% of our total revenues for the year ended December 28, 2007. We also depend on our third-party software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Force majeure events, including natural disasters and terrorists’ actions have negatively impacted and could further negatively impact the economies in which we operate, which may affect our financial condition, results of operations or cash flows.

Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005, and terrorist attacks, such as those that occurred in New York and Washington, D.C. on September 11, 2001, could negatively impact the economies in which we operate. For example, Hurricane Katrina caused several of our Gulf Coast offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes. In addition, during the September 11, 2001 terrorist attacks, several of our Washington Division employees perished and our office at the World Trade Center was destroyed.

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

As of December 28, 2007, approximately 11% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

We have a limited ability to protect our intellectual property rights, which are important to our success. Our failure to protect our intellectual property rights could adversely affect our competitive position.

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

Delaware law and our charter documents may impede or discourage a merger, takeover or other business combination even if the business combination would have been in the best interests of our stockholders.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our Board of Directors to create and issue a new series of preferred stock and provisions in our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

Our stock price could become more volatile and shareholders’ investments could lose value.

All the factors discussed in this section could affect our stock price. The timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors or any other material announcements could affect our stock price. Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements’ attention and resources, which could adversely affect our business.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

As of December 28, 2007, we had approximately 513 facility leases in locations throughout the world.  The lease terms range from a minimum of month-to-month to a maximum of 28 years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements. Our significant lease agreements expire at various dates through the year 2022.  We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

ITEM 3.                      LEGAL PROCEEDINGS

Various legal proceedings are pending against us and some of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the outcome of which cannot be predicted with certainty.  See Note 11, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of our most significant legal proceedings. Parties may seek damages that substantially exceed our insurance coverage.

Currently, our insurance programs for the URS and EG&G Divisions include limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim. The Washington Division insurance program includes limits totaling $500.0 million per loss and $500.0 million in the aggregate for general liability and $200.0 million per loss and $200.0 million in the aggregate for professional errors and omissions liability (in addition to other policies for some specific projects). The general liability and the professional errors and omissions liability include a deductible of $2.0 million for each covered claim.

Parties may seek damages that substantially exceed our insurance coverage.

Some of our excess insurance policies above our primary limits provide for coverages on a “claims made” basis, covering only claims actually made and reported during the policy period currently in effect. Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date, even for claims based on events that occurred during the term of coverage. While we intend to maintain these policies, we may be unable to maintain existing coverage levels.  We have maintained insurance without lapse for many years with limits in excess of losses sustained.

The resolution of outstanding claims and litigation is subject to inherent uncertainty and it is reasonably possible that such resolution could differ materially from amounts provided and have an adverse effect on us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of stockholders held on November 15, 2007, the following proposals were adopted by our stockholders by the margins indicated below:

(1)
The stockholders approved the issuance of shares of URS common stock pursuant to the Agreement and Plan of Merger, dated as of May 27, 2007, by and among URS, Elk Merger Corporation, a wholly owned subsidiary of URS, Bear Merger Sub, Inc., a wholly owned subsidiary of URS, and Washington Group International, Inc., as amended or restated.

Number of Shares
For	43,848,879
Against	1,119,967
Abstain	13,417
Broker Non-Votes	—

(2)
The stockholders authorized the proxy holders to adjourn or postpone the URS Special Meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the URS Special Meeting.

Number of Shares
For	41,348,958
Against	3,612,354
Abstain	20,951
Broker Non-Votes	—

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the NYSE under the symbol “URS.” As of February 18, 2008, we had approximately 3,500 stockholders of record. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	2007		2006
Sale Price per Share	Low	High	Low	High
First Quarter	$40.83	$45.98	$38.26	$44.75
Second Quarter	$42.15	$50.50	$37.78	$48.87
Third Quarter	$46.06	$58.25	$36.79	$41.99
Fourth Quarter	$51.64	$62.40	$38.14	$44.25

We have not paid cash dividends since 1986, and at the present time, we do not anticipate paying dividends on our outstanding common stock in the near future. In addition, we are precluded by provisions in our 2007 Credit Facility from paying cash dividends on our outstanding common stock until our Consolidated Leverage Ratio is equal to or less than 1.00:1.00. Please refer to Note 6, “Indebtedness” and Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Stock Issuance

As a result of the acquisition of WGI, we issued approximately 29.5 million shares of common stock based on WGI’s shares of common stock and equity awards outstanding, as of November 15, 2007. Please refer to Note 2, “Acquisition” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Stock-Based Compensation Plans

Information regarding our stock-based compensation awards outstanding and available for future grants as of December 28, 2007 is presented in Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock during the fourth quarter of 2007.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)
September 29, 2007 – October 26, 2007	23	$57.68	—	—
October 27, 2007 – November 23, 2007	7	$62.24	—	—
November 24, 2007 – December 28, 2007	—	$58.09	—	2,042
Total	30		—	2,042

(1)
All purchases were made pursuant to our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan (collectively, the “Stock Incentive Plans”), which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”) for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006). Our stock repurchase program will terminate on January 1, 2010. Pursuant to our 2007 Credit Facility, we are subject to covenants that will limit our ability to repurchase our common stock. We did not make any repurchases through this publicly announced repurchase program during the fourth quarter ended December 28, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data was derived from our audited consolidated financial statements and reflects our November 2007 acquisition of WGI, commencing November 16, 2007. You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

(In thousands, except per share data)	Year Ended December 28, 2007(1)	Year Ended December 29, 2006	Year Ended December 30, 2005 (8)	Two Months Ended December 31, 2004 (8)	Year Ended October 31, 2004	Year Ended October 31, 2003
Income Statement Data:
Revenues (2)	$5,383,007	$4,222,869	$3,890,282	$564,414	$3,367,793	$3,180,589
Cost of revenues (2)	5,095,271	3,978,082	3,660,452	553,373	3,158,889	2,972,147
General and administrative expenses (2,3,4)	56,468	43,279	82,691	4,554	61,089	33,169
Equity in income of unconsolidated affiliates (2)	31,516	17,281	27,283	2,583	14,170	6,125
Operating income	262,784	218,789	174,422	9,070	161,985	181,398
Net income	132,243	113,012	82,475	1,163	61,704	58,104

Earnings per share:
Basic	$2.39	$2.23	$1.76	$.03	$1.58	$1.78
Diluted	$2.35	$2.19	$1.72	$.03	$1.53	$1.76

Balance Sheet Data (As of the end of period):
Total assets	$6,929,965	$2,581,029	$2,469,448	$2,307,748	$2,275,045	$2,193,723
Total long-term debt	$1,288,817	$149,494	$297,913	$508,584	$502,118	$788,708
Stockholders’ equity (5,6,7)	$3,478,570	$1,506,687	$1,344,504	$1,082,121	$1,067,224	$765,073

(1)
In November 2007, we acquired WGI, resulting in the inclusion of WGI’s results of operations for the six-week period from November 16, 2007, the effective date of the acquisition for financial reporting purposes, through December 28, 2007, in our 2007 results of operations and cash flows. The fair value of the acquired net assets of WGI have been included in our Consolidation Balance Sheet as of December 28, 2007.

In connection with the WGI acquisition, we issued approximately 29.5 million shares of common stock valued at $1.8 billion and borrowed $1.4 billion under the 2007 Credit Facility.
The 2007 Credit Facility provides for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit. See further discussion in Note 2, “Acquisition” and Note 6, “Indebtedness” to our “Consolidated Financial Statements” included under
Item 8 of this report.

(2)
During 2007, in connection with the WGI acquisition, we undertook a review of the historical manner of presentation of our Consolidated Statement of Operations and Comprehensive Income and adopted a revised format that we believe is more like that presented by other companies in our industry. As a result, we have reformatted the presentation of contract related indirect expenses, which had previously been presented under the caption "Indirect, General and Administrative Expenses," and grouped them with direct contract related expenses to present an intermediate total of "Cost of Revenues." This change in manner of presentation did not affect our operating income, net income or the determination of income or loss on our contracts.

In addition, "Equity in income of unconsolidated affiliates," which was historically presented in revenues, is now presented as a separate component of operating income because we expect that as a result of the acquired equity investments of WGI, these amounts will be more significant.

We have made conforming changes for all periods presented to reflect the new format.

(3)
General and administrative expenses included charges of $2.9 million, $0.2 million, $33.1 million and $28.2 million for costs incurred to extinguish our debt during the years ended December 28, 2007, December 29, 2006, December 30, 2005 and October 31, 2004, respectively.  See further discussion in Note 6, “Indebtedness” to our “Consolidated Financial Statements” included under Item 8 of this report.

(4)
General and administrative expenses for 2007 and 2006 included stock-based compensation expense of $25.1 million and $18.4 million, respectively, recorded in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). There was no stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prior to 2006 because we did not adopt the recognition provisions of SFAS 123.

(5)
On December 30, 2006, the beginning of our 2007 fiscal year, we adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). As of December 30, 2006, we had $20.1 million of unrecognized tax benefits. The cumulative effect of the adoption of FIN 48 was a reduction in retained earnings of $4.3 million. For the year ended December 28, 2007, we recognized $0.6 million of accrued interest and penalties related to unrecognized tax benefits as general and administrative expenses.

(6)
Stockholders’ equity for 2006 included the incremental effect of applying and the effects of adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”  (“SFAS 158”). During fiscal year 2006, we adopted SFAS 158 and recognized additional pension liabilities of approximately $4.4 million. We also reduced our stockholders’ equity by approximately $4.4 million on an after-tax basis. See further discussion in Note 8, “Employee Retirement and Post-Retirement Benefit Plans” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

(7)
We have not paid cash dividends to our stockholders since 1986 and we are precluded from paying cash dividends to our stockholders on outstanding common stock under the provisions of our 2007 Credit Facility until our Consolidated Leverage Ratio is equal to or less than 1.00:1.00.

(8)
Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th, and September 30th. We filed a transition report on Form 10-Q with the Securities and Exchange Commission (“SEC”) for the two months ended December 31, 2004. Our 2005 fiscal year began on January 1, 2005 and ended on December 29, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those described herein. You should read this section in conjunction with Item 1A, “Risk Factors,” of this report beginning on page 18 and the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

Overview

Business Summary

We are a leading international provider of engineering, construction and technical services. We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world. We also are a major U.S. federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Our business focuses primarily on providing fee-based professional and technical services, and construction and construction management services although we provide mining, operations and maintenance, facilities management and other engineering and technical services. As a result, our business is labor intensive on virtually all projects, and capital intensive on construction and mining projects. To derive income from our revenues we must effectively manage our costs. We do this by generating revenues from clients by providing professional and technical services, executing construction and mining contracts, and managing our costs. We provide our services through three operating divisions: the URS Division, the EG&G Division, and the Washington Division.

We acquired WGI on November 15, 2007 and renamed it the Washington Division. Before its acquisition, WGI was an international provider of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services with more than 25,000 employees worldwide. The acquisition was accounted for under the purchase accounting method. Results of the operations of WGI have been included in our Consolidated Statements of Operations for the six-week period from November 16, 2007 through December 28, 2007. Unless the context otherwise requires, all information presented in this discussion includes, where applicable, the results of operations and financial condition of WGI commencing on November 16, 2007.

The acquisition of WGI has enhanced our ability to provide fully integrated engineering and construction services for every stage of the project life cycle—from planning, design and engineering through construction to operations and maintenance. The acquisition also has expanded our capabilities and competitive position in the power and nuclear management markets particularly with the DOE, as well as in the transportation, mining, defense, and industrial infrastructure and process markets.

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

Our construction and project management costs are driven primarily by the compensation we pay to our employees, including fringe benefits, the cost of hiring subcontractors and other project-related expenses, and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

Fiscal Year 2007 Revenues

Consolidated revenues for the year ended December 28, 2007 increased 27.5% over consolidated revenues for the year ended December 29, 2006.  These results, which include six weeks of our new Washington Division operations, reflect strong demand for the services we perform among all our clients. This increase included the six-week period of Washington Division, which generated $448 million in revenues for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007.

Revenues from our federal government clients for the year ended December 28, 2007 increased approximately 14% compared with the year ended December 29, 2006. This increase included the six-week period of Washington Division, which generated $154 million in revenues from our federal government clients for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007. The increase reflects continued growth in demand for the services we provide to the DOD for engineering and technical services to design and develop new weapons system and to modernize aging weapons systems, as well as for operations and maintenance services related to sustained U.S. military operations in the Middle East. These results also reflect continued growth in demand for the services we provide to the Department of Homeland Security (“DHS”) related to security preparedness activities in the U.S. In addition, we experienced an increase in environmental and facilities projects under large bundled contracts for the DOD in support of long-term initiatives, such as the Base Realignment and Closure (BRAC) program.

Revenues from our state and local government clients for the year ended December 28, 2007 increased approximately 24% compared with the year ended December 29, 2006. This increase included the six-week period of Washington Division, which generated $41 million in revenues from our state and local government clients for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007. The increase reflects a high level of funding in 2007 for infrastructure improvement and expansion projects. In 2007, many states experienced increases in tax receipts as the economy performed strongly, which drove increases in capital funding for infrastructure projects. We also benefited from a record level of bond issuances during the year to fund education, healthcare, flood control and transportation projects. In addition, the federal highway and transit funding bill, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”), continued to have a positive effect on revenues from our state and local government clients. In 2007, SAFETEA-LU provided $48 billion in federal matching funds for highway and transit projects, a 9.5% increase over 2006.

Revenues from our domestic private sector clients for the year ended December 28, 2007 increased approximately 52% compared with the year ended December 29, 2006. This increase included the six-week period of Washington Division, which generated $201 million in revenues from our domestic private sector clients for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007. In 2007, we continued to benefit from favorable economic conditions and high energy and commodity prices, which led to increased capital spending by many of our domestic private sector clients. Revenues increased from our emissions control business in the power sector. This business is being driven by environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule issued by the U.S. Environmental Protection Agency in 2005. Revenue growth in the oil and gas sector was a significant contributor to the overall growth of our domestic private sector business. High energy prices and profits among our oil and gas clients continued to drive capital spending, which led to increased demand for the environmental, design and process engineering services we provide. Finally, we continued to benefit from our strategy of building longer-term relationships with multinational corporations by migrating from stand-alone consulting contracts to longer-term Master Service Agreements (“MSAs”). As a result, we have leveraged our scale and diverse service offerings to more effectively compete for the new work funded by increased capital spending.

Revenues from our international clients for the year ended December 28, 2007 increased approximately 40% compared with the year ended December 29, 2006. This increase included the six-week period of Washington Division, which generated $52 million in revenues from our international private sector clients for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007. This increase was largely the result of growth in the work we performed under MSAs for multinational corporations outside the U.S., particularly from our clients in the oil and gas industry. The positive impact of foreign currency fluctuations on our international revenues for the 2007 fiscal year was approximately 10%. In Asia-Pacific, we also benefited from increased funding for infrastructure projects, including transportation and water/wastewater projects. In addition, the increased global demand for mineral resources resulted in additional projects for the mining industry. In Europe, more stringent environmental regulations and new investments in infrastructure projects resulted in increased revenues.

Cash Flows and Debt

During the year ended December 28, 2007, we generated $311.9 million in net cash from operations. (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements” included under Item 8 of this report.)  While net income increased during the year ended December 28, 2007 compared with fiscal year 2006, cash flows from operations increased by $146.9 million due primarily to decreases in accounts receivable and accrued earnings in excess of billings on contracts in process and in deferred income taxes due to utilization of net operating losses.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholder’s equity) increased from 10% at December 29, 2006 to 27% at December 28, 2007. The increase in our debt to total capitalization ratio is primarily due to financing a portion of the WGI acquisition with debt.

Business Trends

We believe that our expectations regarding our business trends are reasonable and are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties. You should read this discussion of business trends in conjunction with Item 1A, “Risk Factors,” of this report beginning on page 18.

Federal Government

Revenues from our federal government clients increased during 2007, and we expect revenue growth from our federal government clients to continue in fiscal year 2008, based on secured funding and the strategic priorities of the DOD. In the post Cold War era, the DOD’s focus has shifted from security concerns in Europe to new risks in the Middle East and Asia, resulting in the realignment of the military command structure, military bases and troop deployments around the world. Many of the military base realignments are being implemented by the DOD through the Military Transformation initiative BRAC. These bases will require environmental, planning, design, engineering and construction services before they can be redeveloped or closed, resulting in additional opportunities for our URS and Washington Divisions. The DOD’s 2008 fiscal budget includes $8.2 billion in BRAC funding, a 45% increase from 2007.

The DOD frequently uses large bundled contracts, which typically require the provision of a full range of services at multiple sites throughout the world, as vehicles to execute major initiatives like Military Transformation programs and the Global War on Terror. We expect the addition of the Washington Division’s resources and construction capabilities will enhance our ability to win and execute these large contracts. We also expect to continue benefiting from the DOD trend to outsource non-combat activities. These activities include the maintenance, modification and refurbishment of military vehicles, aircraft and ground support equipment, as well as the modernization of aging weapons systems and the development of new weapons systems, which are core services provided by our EG&G Division. The Bush Administration has submitted a $515 billion base line DOD budget for 2009, a 7.5% increase over the DOD’s 2008 budget.

Through the acquisition of WGI, we obtained a large business providing nuclear management services to DOE, including the management and operation of the nation’s nuclear weapons stockpile, the disposal of nuclear and hazardous waste, the decontamination and decommissioning of nuclear waste sites and facilities, and the development of new nuclear power technology. We also anticipate growth in this area of our business. The Bush Administration’s proposed 2009 budget includes $25 billion for the DOE, a 4% increase over 2008. This includes $9.1 billion for the National Nuclear Security Administration to maintain the nation’s nuclear weapons stockpile and support nonproliferation programs, $5.5 billion for the Office of Environmental Management to clean up Cold War legacy nuclear waste, and $4.7 billion for the Office of Science to support research and development of new technology.

State and Local Government

Revenues from state and local government clients grew during fiscal 2007, and given the need to rebuild and modernize aging infrastructure, we expect revenue from state and local government clients to grow moderately in fiscal year 2008. The WGI acquisition has enhanced our infrastructure capabilities, allowing us to offer integrated services for the full life cycle of a project—from planning, design and engineering through construction to operations and maintenance—for transportation, water and wastewater, and facility projects. We believe that state and local government agencies are increasingly looking for single-source providers of these services to increase efficiency and reduce the time required to complete major infrastructure projects. We also believe that the WGI acquisition has enhanced our ability to capture a growing share of the infrastructure market as a result of the WGI acquisition.

At the same time, due to the downturn in the housing market and the economic slowdown, we anticipate some state and local government clients may experience a decrease in tax revenues and budget deficits in 2008, which could impact their spending on infrastructure improvement programs. In addition, the rising cost of raw materials are resulting in higher construction bids, which could deplete available funds more quickly from our state and local clients, as well as our other clients. We also expect a decrease in the availability of funding under the federal highway transit and funding bill SAFETEA-LU. The Administration’s proposed fiscal 2009 budget includes $40.1 billion for SAFETEA-LU, a 5% decrease from fiscal 2008.

However, funding for infrastructure work is more diverse than it has been historically. States are increasingly using bond funding to support major infrastructure improvement programs. In addition, we are seeing an increase in the use of public-private partnerships at the state and local government level to fund transportation projects. As a result, we believe the diversification of funding sources for infrastructure projects could partially mitigate the impact of state budget cuts or a decrease in federal matching funds under SAFETEA-LU.

Domestic Private Industry

We expect revenues from our domestic private industry clients to increase during the 2008 fiscal year compared to fiscal year 2007. The domestic private industry market has shown sustained growth in the oil and gas and mining sectors. Many of our private industry clients in these sectors have increased their capital expenditures as capacity utilization has grown to meet strong demand. The acquisition of WGI has expanded the range of services we provide to these clients, particularly in the areas of construction, operations and maintenance, and contract mining capabilities. In 2008, we expect oil and gas sector clients continue to use profits from the sustained high-level of energy prices to finance capital improvement projects. In the mining sector, we anticipate that high commodity prices and continued economic growth in Asia and Eastern Europe will continue to drive demand for metals and industrial minerals.

We also expect revenues from clients in the power sector to continue to grow in 2008. As a result of the acquisition of WGI, we have significantly expanded our capabilities in engineering, construction and operations and maintenance for new and existing coal-fired, gas-fired and nuclear power plants. We also have expanded our work providing modification services and component replacements for existing power generation facilities, including the installation of flue gas desulfurization units to reduce emissions from coal-fired power plants. As a result of the continued high level of demand for energy and increasingly stringent regulatory requirements on emissions, we expect revenues from our power sector clients to continue to grow. We also anticipate that the increased political focus on energy independence and the negative environmental impact of fossil fuels will result in new opportunities for the development of new nuclear power facilities. In addition, we anticipate that the 2005 Energy Act, which provides tax incentives and loan guarantees for the development of nuclear power facilities, will have a positive impact on our nuclear power business.

International

The increase in MSAs in our domestic private sector business has benefited and strengthened revenues from our international private sector clients. Notwithstanding the impact of foreign currency exchange rates, we expect revenues from our international clients to increase in fiscal year 2008. In Europe, we expect to see increasing demand for our facilities design services for the United Kingdom Ministry of Defense and for the U.S. DOD at military installations overseas. In addition, we continue to see favorable market trends in Europe, including more stringent environmental regulations from the European Union and new investment in infrastructure projects—both leading to increased demand for the services we provide. In the Asia-Pacific region, we expect strong economic growth to increase opportunities in the infrastructure market. In addition, we anticipate that the increased global demand for mineral resources will provide additional opportunities in the mining sector.

Results of Operations

Consolidated

(In millions, except percentages and per share amounts)	Year Ended December 28, 2007(1)	Year Ended December 29, 2006	Increase	Percentage Increase
Revenues	$5,383.0	$4,222.9	$1,160.1	27.5%
Cost of revenues	5,095.2	3,978.1	1,117.1	28.1%
General and administrative expenses	56.5	43.3	13.2	30.5%
Equity in income of unconsolidated affiliates	31.5	17.3	14.2	82.1%
Operating income	262.8	218.8	44.0	20.1%
Interest expense	27.7	19.8	7.9	39.9%
Income before income taxes and minority interest	235.1	199.0	36.1	18.1%
Income tax expense	97.3	84.8	12.5	14.7%
Minority interest in income of consolidated subsidiaries, net of tax	5.6	1.2	4.4	366.7%
Net income	$132.2	$113.0	$19.2	17.0%

Diluted earnings per share	$2.35	$2.19	$0.16	7.3%

(1)	Includes the results of operations of our new Washington Division for the six-week period beginning on November 16, 2007 through December 28, 2007.

The Year Ended December 28, 2007 Compared with the Year Ended December 29, 2006

Our consolidated revenues for the year ended December 28, 2007 increased by 27.5% compared with the year ended December 29, 2006. The increase was due primarily to a higher volume of work performed in each of our client categories and the acquisition of WGI, which generated $448.4 million in revenues, from the date of acquisition through the remainder of the year ended December 28, 2007, compared with the year ended December 29, 2006.

The following table presents our consolidated revenues by client type for the years ended December 28, 2007 and December 29, 2006.

(In millions, except percentages)	Year Ended December 28, 2007	Year Ended December 29, 2006	Increase	Percentage Increase
Revenues
Federal government clients	$2,212	$1,941	$271	14.0%
State and local government clients	1,128	910	218	24.0%
Domestic private industry clients	1,479	970	509	52.5%
International clients	564	402	162	40.3%
Total revenues, net of eliminations	$5,383	$4,223	$1,160	27.5%

Revenues from our federal government clients for the year ended December 28, 2007 increased by 14.0% compared with the year ended December 29, 2006. This increase included the six-week period of Washington Division, which generated $154 million in revenues from our federal government clients for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007. The increase reflects continued growth in demand for the services we provide to the DOD for engineering and technical services to design and develop new weapons systems and to modernize aging systems, as well as for operations and maintenance services related to U.S. military activities in the Middle East. Revenues also increased from the work we perform for the DHS planning, designing, and conducting security preparedness activities in the U.S. In addition, we also experienced an increase in infrastructure, facilities and environmental projects, primarily under large bundled contracts that support BRAC and other long-term DOD initiatives.

Revenues from our state and local government clients for the year ended December 28, 2007 increased 24.0% compared with the year ended December 29, 2006. This increase included the six-week period of Washington Division, which generated $41 million in revenues from our state and local government clients for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007. The increase reflected a high level of funding in 2007 for infrastructure improvement and expansion projects. In 2007, many states experienced increases in tax receipts and, as a result, increased capital funding for infrastructure projects. We also benefited from a record level of bond issuances during the year to fund education, healthcare, flood control and transportation projects. In addition, the federal highway and transit funding bill, SAFETEA-LU, continued to have a positive effect on revenues from our state and local government clients. In 2007, SAFETEA-LU provided $48 billion in federal matching funds for highway projects, a 9.5% increase over 2006.

Revenues from our domestic private sector clients for the year ended December 28, 2007 increased 52.5% compared with the year ended December 29, 2006. This increase included the six-week period of Washington Division, which generated $201 million in revenues from our domestic private sector clients for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007. In 2007, we continued to benefit from favorable economic conditions and high energy and commodity prices, which led to increased capital spending by many of our domestic private sector clients. Revenues increased from our emissions control business in the power sector. This business is being driven by environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule issued by the U.S. Environmental Protection Agency in 2005. Revenue growth in the oil and gas sector was a significant contributor to the overall growth of our domestic private sector business. High energy prices and profits among our oil and gas clients continued to drive capital spending, which led to increased demand for the environmental, design and process engineering services we provide. Finally, we continued to benefit from our strategy of building longer-term relationships with multinational corporations by migrating from stand-alone consulting contracts to longer-term MSAs.

Revenues from our international clients for the year ended December 28, 2007 increased 40.3% compared with the year ended December 29, 2006. This increase included the six-week period of Washington Division, which generated $52 million in revenues from our international private sector clients for the six-week period from the date of acquisition through the remainder of the year ended December 28, 2007. The increase was largely the result of growth in the work we performed under MSAs for multinational corporations outside the U.S., particularly from our clients in the oil and gas industry. The positive impact of foreign currency fluctuations on our international revenues for the 2007 fiscal year was approximately 10%. In Asia-Pacific region, we also benefited from increased funding for infrastructure projects, including transportation and water/wastewater projects. In addition, the increased global demand for mineral resources resulted in additional projects for the mining industry. In Europe, more stringent environmental regulations and new investments in infrastructure projects resulted in increased revenues.

Our consolidated cost of revenues for the year ended December 28, 2007, which consist of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 28.1% compared with the year ended December 29, 2006. Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues.

Our consolidated general and administrative (“G&A”) expenses for the year ended December 28, 2007 increased by 30.5% compared with the year ended December 29, 2006. The increase was primarily due to a $6.7 million increase in stock-based compensation cost and a $3.4 million increase in auditing fees, tax consulting fees, and other consulting expenses primarily related to the WGI acquisition.

Our consolidated equity in income of unconsolidated affiliates for the year ended December 28, 2007 increased by 82.1% compared with the year ended December 29, 2006. This increase was primarily due to the WGI acquisition, which contributed $15.5 million in equity in income of unconsolidated affiliates during the six-week period ending December 28, 2007. This increase was partially offset by a decrease in the level of activity within a joint venture that provides disaster response to the Federal Emergency Management Agency (“FEMA”).

Our consolidated interest expense for the year ended December 28, 2007 increased by 39.9% compared with the year ended December 29, 2006.  The increase was primarily due to higher debt balances as a result of the WGI acquisition.

Our effective income tax rate for the year ended December 28, 2007 decreased to 41.4% from 42.6% for the year ended December 29, 2006 primarily due to lower state income taxes. (See further discussion at Note 7, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)

Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments

The Year Ended December 28, 2007 Compared with the Year Ended December 29, 2006

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Affiliates	Operating Income (Loss)
Year ended December 28, 2007
URS Division	$3,419.6	$3,208.4	$—	$10.3	$221.5
EG&G Division	1,527.0	1,450.8	—	5.7	81.9
Washington Division (1)	448.4	447.0	—	15.5	16.9
Eliminations	(12.0)	(11.0)	—	—	(1.0)
Corporate	—	—	56.5	—	(56.5)
Total	$5,383.0	$5,095.2	$56.5	$31.5	$262.8

Year ended December 29, 2006
URS Division	$2,791.7	$2,613.1	$—	$13.1	$191.7
EG&G Division	1,446.7	1,379.5	—	4.2	71.4
Eliminations	(15.5)	(14.5)	—	—	(1.0)
Corporate	—	—	43.3	—	(43.3)
Total	$4,222.9	$3,978.1	$43.3	$17.3	$218.8

Increase (decrease) for the year ended December 28, 2007 vs. the year ended December 29, 2006
URS Division	$627.9	$595.3	$—	$(2.8)	$29.8
EG&G Division	80.3	71.3	—	1.5	10.5
Washington Division(1)	448.4	447.0	—	15.5	16.9
Eliminations	3.5	3.5	—	—	(0.0)
Corporate	—	—	13.2	—	(13.2)
Total	$1,160.1	$1,117.1	$13.2	$14.2	$44.0

Percentage increase (decrease) for the year ended December 28, 2007 vs. the year ended December 29, 2006
URS Division	22.5%	22.8%	—	(21.4%)	15.5%
EG&G Division	5.6%	5.2%	—	35.7%	14.7%
Washington Division(1)	n/a	n/a	n/a	n/a	n/a
Eliminations	(22.6%)	(24.1%)	—	—	—
Corporate	—	—	30.5%	—	30.5%
Total	27.5%	28.1%	30.5%	82.1%	20.1%

(1)The Washington Division results of operations reflect the six-week period from November 16, 2007 through December 27, 2007.

URS Division

The URS Division’s revenues for the year ended December 28, 2007 increased 22.5% compared with the year ended December 29, 2006. The increase in revenues was due to the various factors discussed below in each of our client markets.

The following table presents the URS Division’s revenues by client type for the years ended December 28, 2007 and December 29, 2006.

(In millions, except percentages)	Year Ended December 28, 2007	Year Ended December 29, 2006	Increase	Percentage Increase
Revenues
Federal government clients	$531	$494	$37	7.5%
State and local government clients	1,087	910	177	19.5%
Domestic private industry clients	1,278	970	308	31.8%
International clients	512	402	110	27.4%
Total revenues, net of eliminations	$3,408	$2,776	$632	22.5%

Revenues from the URS Division’s federal government clients for the year ended December 28, 2007 increased by 7.5% compared with the year ended December 29, 2006. This increase was largely driven by steady growth in infrastructure, environmental and facilities projects we perform for the DOD both in the U.S. and internationally under existing and new contract awards. Many of these assignments support long-term DOD initiatives like Military Transformation and the BRAC program. Revenues from homeland security projects also contributed to this growth, as we continued to provide engineering services to the DHS in support of security preparedness and disaster response initiatives.

Revenues from the URS Division’s state and local government clients for the year ended December 28, 2007 increased by 19.5% compared with the year ended December 29, 2006. In 2007, we experienced favorable market conditions in this sector of our business as many state and local government clients increased spending on infrastructure improvement programs for highway, transit, education, healthcare and flood control projects. We also benefited from a record $411 billion in bond issuances in 2007, a significant portion to fund infrastructure improvement projects. In addition, the federal highway and transit funding bill, SAFETEA-LU, continued to have a positive impact on our state and local government revenues. In 2007, SAFETEA-LU provided $39 billion in federal matching funds for highway projects, a 9.5% increased over 2006.

Revenues from the URS Division’s domestic private industry clients for the year ended December 28, 2007 increased by 31.8% compared with the year ended December 29, 2006. This strong growth reflected favorable economic conditions, including high energy and commodity prices, our competitive position in high-growth markets within the private sector, and our growth in longer-term MSAs with Fortune 500 companies. Revenue growth from our emissions control business in the power sector was a significant contributor to the growth of our domestic private sector business. This work has been driven by new environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule, which accelerate mandates to reduce sulfur dioxide and mercury emissions. Another factor contributing to the growth in revenues from domestic private sector clients was revenue growth in our oil and gas sector business. High energy prices and profits among oil and gas clients continued to drive capital investment in this sector. Another factor contributing to our growth in revenues from domestic private industry clients was an increase in revenues from our emissions control business in the power sector. In addition, we continue to benefit from our strategy of building long-term relationships with multinational corporations under MSAs. MSAs have enabled us to migrate from stand-alone consulting contracts, reducing the marketing expenses associated with pursuing these assignments while improving our labor utilization levels.

Revenues from the URS Division’s international clients for the year ended December 28, 2007 increased by 27.4% compared with the year ended December 29, 2006. This increase was largely the result of growth in the work we perform under MSAs for multinational corporations outside the U.S., particularly from our clients in the oil and gas industry. The positive impact of foreign currency fluctuations on our international revenues for the year ended December 28, 2007 was 10%. In the Asia-Pacific region, we also benefited from strong economic growth, which has led to increased funding for infrastructure projects, including transportation and water/wastewater projects. In addition, the increased global demand for metals and mineral resources resulted in additional projects for the mining industry. In Europe, more stringent environmental directives from the European Union and new investment in infrastructure projects resulted in increased revenues.

The URS Division’s cost of revenues for the year ended December 28, 2007 increased by 22.8% compared with the year ended December 29, 2006. The factors that caused revenue growth also drove an increase in our cost of revenues.

The URS Division’s equity in income of unconsolidated affiliates for the year ended December 28, 2007 decreased by 21.4% compared with the year ended December 29, 2006. The decrease was primarily due to a lower level of activity within a joint venture that provides FEMA with disaster response services. The joint venture's revenue is based on the level of disaster activity in any year and can vary significantly period over period.

EG&G Division

The EG&G Division’s revenues for the year ended December 28, 2007 increased by 5.6% compared with the year ended December 29, 2006. The increase reflects growth in demand for the operations and maintenance services we provide to the DOD related to military activity in the Middle East, particularly in the second half of the fiscal year. This includes modification and refurbishment work on military vehicles and other equipment returning from and being deployed to Iraq. Revenues also increased from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems. In addition, during the 2007 fiscal year, revenues generated from activities in the homeland security and logistics management markets also increased.

The EG&G Division’s cost of revenues for the year ended December 28, 2007 increased by 5.2% compared with the year ended December 29, 2006. Higher revenues drove an increase in our cost of revenues. However, a decline in other expenses related to projects and services provided to our clients contributed to a smaller percentage increase in cost of revenues compared to the percentage increase in revenues.

The EG&G Division’s equity in income of unconsolidated affiliates for the year ended December 28, 2007 increased by 35.7% compared with the year ended December 29, 2006 because of increased services volume in joint venture activities in support of U.S. government contracts.

Washington Division

The Washington Division’s revenues, cost of revenues, equity in earnings of unconsolidated affiliates and operating income reflect activity for the six-week period from November 16, 2007, the effective date of the acquisition for financial reporting purposes, through December 28, 2007. Revenues for the period reflect continued growth in the power and industrial process businesses. Cost of revenues includes $6.1 million of amortization of intangible assets, partially offset by $2.6 million of normal profit recognition on certain unfavorable fixed-price contracts acquired in the acquisition (see Note 2, “Acquisition,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for additional discussion). Washington Division’s operating income for the six-week period reflects higher earnings on a nuclear power plant steam generator replacement project that was successfully completed in December as well as strong award fees on several federal government contracts.

Consolidated

(In millions, except percentages and per share amounts)	Year Ended December 29, 2006	Year Ended December 30, 2005	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$4,222.9	$3,890.3	$332.6	8.5%
Cost of revenues	3,978.1	3,660.5	317.6	8.7%
General and administrative expenses	43.3	82.7	(39.4)	(47.6%)
Equity in income of unconsolidated affiliates	17.3	27.3	(10.0)	(36.6%)
Operating income	218.8	174.4	44.4	25.5%
Interest expense	19.8	31.6	(11.8)	(37.3%)
Income before income taxes and minority interest	199.0	142.8	56.2	39.4%
Income tax expense	84.8	60.3	24.5	40.6%
Minority interest in income of consolidated subsidiaries, net of tax	1.2	—	1.2	100.0%
Net income	$113.0	$82.5	$30.5	37.0%

Diluted earnings per share	$2.19	$1.72	$0.47	27.3%

The Year Ended December 29, 2006 Compared with the Year Ended December 30, 2005

Our consolidated revenues for the year ended December 29, 2006 increased by 8.5% compared with the year ended December 30, 2005. The increase was due primarily to a higher volume of work performed in each of our client categories.

The following table presents our consolidated revenues by client type for the years ended December 29, 2006 and December 30, 2005.

(In millions, except percentages)	Year Ended December 29, 2006	Year Ended December 30, 2005	Increase	Percentage Increase
Revenues
Federal government clients	$1,941	$1,802	$139	7.7%
State and local government clients	910	850	60	7.1%
Domestic private industry clients	970	862	108	12.5%
International clients	402	376	26	6.9%
Total revenues, net of eliminations	$4,223	$3,890	$333	8.6%

Revenues from our federal government clients for the year ended December 29, 2006 increased by 7.7% compared with the year ended December 30, 2005. The increase reflects continued growth in demand for the services we provide to the DOD and the DHS, as a result of additional spending on engineering and technical services and operations and maintenance activities related to sustained U.S. military operations in the Middle East and on security preparedness activities in the U.S. We also experienced an increase in facilities and environmental projects, primarily under large bundled contracts for DOD agencies. In addition, we benefited from new work associated with the BRAC activities to realign and consolidate U.S. military installations worldwide.

The majority of our work in the state and local government, domestic private industry and the international sectors is derived from our URS Division. Further discussion of the factors and activities that drove changes in operations on a segment basis for the year ended December 29, 2006 can be found beginning on page 49.

Our consolidated cost of revenues for the year ended December 29, 2006, which consist of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 8.7% compared with the year ended December 30, 2005. Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues.

Our consolidated general and administrative expenses for the year ended December 29, 2006 decreased by 47.6% compared with the year ended December 30, 2005. The decrease was primarily due to a $33.1 million loss on extinguishment of debt recognized in fiscal year 2005 without a comparative charge in 2006 and an $8.0 million decrease in legal expense, primarily as a result of a $7.0 million payment related to the Banque Saudi Fransi claim which was recognized during fiscal year 2005. These decreases were partially offset by an increase in stock compensation cost of $4.3 million.

Our consolidated equity in income of unconsolidated affiliates for the year ended December 29, 2006 decreased by 36.6% primarily due to a reduction in the level of activity within a joint venture that provides FEMA with disaster response services. The joint venture's revenue is based on the level of disaster activity in any year and can vary significantly period over period.

Our consolidated interest expense for the year ended December 29, 2006 decreased due to lower debt balances.

Our effective income tax rate for the year ended December 29, 2006 increased to 42.6% from 42.3% for the year ended December 30, 2005. (See further discussion Note 5, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)

Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments

The Year Ended December 29, 2006 Compared with the Year Ended December 30, 2005

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Affiliates	Operating Income (Loss)
Year ended December 29, 2006
URS Division	$2,791.7	$2,613.1	$—	$13.1	$191.7
EG&G Division	1,446.7	1,379.5	—	4.2	71.4
Eliminations	(15.5)	(14.5)	—	—	(1.0)
Corporate	—	—	43.3	—	(43.3)
Total	$4,222.9	$3,978.1	$43.3	$17.3	$218.8

Year ended December 30, 2005
URS Division	$2,534.2	$2,362.5	$—	$22.5	$194.2
EG&G Division	1,364.2	1,305.6	—	4.8	63.4
Eliminations	(8.1)	(7.6)	—	—	(0.5)
Corporate	—	—	82.7	—	(82.7)
Total	$3,890.3	$3,660.5	$82.7	$27.3	$174.4

Increase (decrease) for the year ended December 29, 2006 vs. the year ended December 30, 2005
URS Division	$257.5	$250.6	$—	$(9.4)	$(2.5)
EG&G Division	82.5	73.9	—	(0.6)	8.0
Eliminations	(7.4)	(6.9)	—	—	(0.5)
Corporate	—	—	(39.4)	—	39.4
Total	$332.6	$317.6	$(39.4)	$(10.0)	$44.4

Percentage increase (decrease) for the year ended December 29, 2006 vs. the year ended December 30, 2005
URS Division	10.2%	10.6%	—	(41.8%)	(1.3%)
EG&G Division	6.0%	5.7%	—	(12.5%)	12.6%
Eliminations	91.4%	90.8%	—	—	100.0%
Corporate	—	—	(47.6%)	—	(47.6%)
Total	8.5%	8.7%	(47.6%)	(36.6%)	25.5%

URS Division

The URS Division’s revenues for the year ended December 29, 2006 increased 10.2% compared with the year ended December 30, 2005. The increase in revenues was due to the various factors discussed below in each of our client markets.

The following table presents the URS Division’s revenues by client type for the years ended December 29, 2006 and December 30, 2005.

(In millions, except percentages)	Year Ended December 29, 2006	Year Ended December 30, 2005	Increase	Percentage Increase
Revenues
Federal government clients	$494	$438	$56	12.8%
State and local government clients	910	850	60	7.1%
Domestic private industry clients	970	862	108	12.5%
International clients	402	376	26	6.9%
Total revenues, net of eliminations	$2,776	$2,526	$250	9.9%

Revenues from the URS Division’s federal government clients for the year ended December 29, 2006 increased by 12.8% compared with the year ended December 30, 2005. This increase was largely driven by steady growth in infrastructure, environmental and facilities projects under existing and new contract awards with the DOD, including new assignments in support of the BRAC program. Revenues from homeland security projects also contributed to this growth, as we continued to provide a range of engineering services to the DHS in support of security preparedness and disaster response initiatives.

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

Revenues from our state and local government clients for the year ended December 29, 2006 increased by 7.1% compared with the year ended December 30, 2005. In 2006, we experienced favorable market conditions in this sector of our business as state and local economies continued to improve, reducing the pressure to limit spending on infrastructure projects. During 2006, many states experienced increased tax receipts and, as a result of improved fiscal conditions, increased their spending on transportation and facilities projects.

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

For the year ended December 29, 2006, revenues from our domestic private industry clients increased 12.5% compared with the year ended December 30, 2005. This strong growth reflects our transition to high growth markets within the private sector, our growth in longer-term MSAs with Fortune 500 companies and favorable economic market conditions, including relatively high energy and commodity prices. A major portion of our revenue growth from domestic private sector clients was due to growth in the emissions control portion of our work in the power sector. This work has been driven by new environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule, which accelerate mandates to reduce sulfur dioxide and mercury emissions.

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

Revenues from our international clients for the year ended December 29, 2006 increased by 6.9% compared with the year ended December 30, 2005, largely the result of growth in the work we perform under MSAs for multinational corporations outside the U.S., particularly from our clients in the oil and gas industry. The impact of foreign currency fluctuations on our revenues for the year ended December 29, 2006 was immaterial. In Asia-Pacific, we benefited from strong economic growth, which has lead to increased funding for infrastructure projects, including transportation and water/wastewater projects. In addition, the increased global demand for mineral resources resulted in additional projects for the mining industry. In Europe, more stringent environmental directives from the European Union and new investment in infrastructure projects resulted in increased revenues.

The URS Division’s cost of revenues for the year ended December 29, 2006 increased by 10.6% compared with the year ended December 30, 2005. The factors that caused revenue growth also drove an increase in our cost of revenues. Cost of revenues increased at a higher percentage than revenues as a result of increases in employee-related expenses, subcontractor costs and other operating costs.

The URS Division’s equity in income of unconsolidated affiliates for the year ended December 29, 2006 decreased by 41.8% compared with the year ended December 30, 2005. The decrease was primarily due to a reduction in the level of activity within a joint venture that provides disaster response to FEMA. The joint venture's revenue is based on the level of disaster activity in any year and can vary significantly period over period.

EG&G Division

The EG&G Division’s revenues for the year ended December 29, 2006 increased by 6% compared with the year ended December 30, 2005. The increase was driven by the high level of military activity in the Middle East, resulting in a higher volume of operations and maintenance work and greater demand for modification work for military vehicles and equipment. We also experienced growth in demand for specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of weapons systems. In addition, revenues generated from activities in the homeland security and logistics management markets increased during the 2006 fiscal year.

The EG&G Division’s cost of revenues for the year ended December 29, 2006 increased by 5.7% compared with the year ended December 30, 2005. Higher revenues drove an increase in cost of revenues.

The EG&G Division’s equity in income of unconsolidated affiliates for the year ended December 29, 2006 decreased by 12.5% compared with the year ended December 29, 2006. The decease was primarily due to a reduction in the level of activities within a joint venture that provides federal services.

Liquidity and Capital Resources

(In millions)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Cash flows from operating activities	$311.9	$165.0	$200.4
Cash flows from investing activities	(1,305.0)	(34.3)	(22.1)
Cash flows from financing activities	1,160.1	(142.7)	(184.8)

For the year ended December 28, 2007, our primary sources of liquidity were cash flows from operations and borrowings under our 2007 Credit Facility.  Our primary use of cash was to fund our working capital and capital expenditures to service our debt and to fund our acquisition of WGI. We used $0.1 billion of our operating cash and borrowed $1.4 billion under our 2007 Credit Facility to finance the cash portion of the WGI acquisition.  For the years ended December 29, 2006 and December 30, 2005, our primary sources of liquidity were cash flows from operations and borrowing under our credit lines. In addition, we received proceeds from a public common stock offering during 2005.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as to service our debt, for the next twelve months and beyond. If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing. We believe that we would be able to obtain adequate sources of funding to address significant changes in our business.

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include bank deposits and money market funds. As of December 28, 2007 and December 29, 2006, we had book overdraft positions of $15.6 million and $3.3 million, respectively, related to some of our disbursement accounts. These overdrafts primarily consisted of outstanding checks that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods. Restricted cash was included in other current assets because it was not material.

At December 28, 2007 and December 29, 2006, cash and cash equivalents included $68.6 million and $38.7 million, respectively, of cash held by our consolidated joint ventures. Of the $68.6 million at December 28, 2007, $41.3 million related to the Washington Division’s consolidated joint ventures.

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

Billings and collections on accounts receivable can affect our operating cash flows. Our management has placed significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivable as of December 28, 2007 and has deemed it to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs may be negatively affected. Billings in excess of costs as of December 28, 2007 and December 29, 2006 were $296.8 million and $168.3 million, respectively. Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.

In the ordinary course of our business, we may realize various loss contingencies including, but not limited to the pending legal proceedings identified in Note 11, “Commitments and Contingencies,” which may adversely affect our liquidity and capital resources.

Operating Activities

The increase in cash flows from operating activities for the year ended December 28, 2007 compared with the year ended December 29, 2006 was primarily due to improvements in the timing of cash collections from customers and in payments to vendors, partially offset by a reduction in advance billings and decrease in deferred tax assets.

The decrease in cash flows from operating activities for the year ended December 29, 2006 compared with the year ended December 30, 2005 was primarily due to an acceleration in payments to vendors and subcontractors payable, a decrease in accrued expenses and an increase in deferred income tax assets, partially offset by improvements in the timing of cash collections from customers.

During the first quarter of 2008, we expect to make significant cash disbursements related to payment of bonuses, retirement plan contributions and the timing of first quarter payroll disbursements.

Investing Activities

With the exception of the construction and mining activities of the Washington Division, we are not capital intensive. Our mining activities require the use of heavy equipment, some of which is acquired; the rest is leased. Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs. Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the years ended December 28, 2007, December 29, 2006, and December 30, 2005 were $41.7 million, $29.3 million, and $23.0 million, respectively.

Included in our investing activities during the year ended December 28, 2007 is a cash outflow of $1.3 billion related to our acquisition of WGI; this consists of a payment of $1.5 billion for the cash portion of the purchase price reduced by cash acquired of $0.2 billion.

Financing Activities

Cash flows used for financing activities of $1.2 billion during the year ended December 28, 2007 consisted primarily of the following activities:

•	Payments of $114.0 million of the term loans under our 2005 senior credit facility (“2005 Credit Facility”);
•	Payments of $125.0 million of the term loans under our 2007 Credit Facility;
•	Borrowings of $1.4 billion of the new term loan under our 2007 Credit Facility;
•	Net payments of $8.0 million under our lines of credit and notes;
•	Payments of $11.5 million in capital lease obligations and equipment notes;
•	Change in book overdrafts of $12.3 million;
•	Excess tax benefits from stock-based compensation of $8.4 million;
•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $19.2 million; and
•	Payments of debt issuance costs of $21.3 million for the 2007 Credit Facility.

We used the net proceeds from borrowings under our 2007 Credit Facility to fund the WGI acquisition. Terms and transaction details are further discussed under “2007 Credit Facility” section below.

Cash flows used for financing activities of $142.7 million during the year ended December 29, 2006 consisted primarily of the following activities:

•	Payment of $156.0 million of the term loan under our 2005 Credit Facility;
•	Payment of $2.8 million of our 11½% senior notes (“11½% notes”);
•	Net borrowings of $1.4 million under our lines of credit and short-term notes;
•	Payments of $13.0 million in capital lease obligations;
•	Change in book overdrafts of $1.8 million;
•	Excess tax benefits from stock-based compensation of $6.0 million; and
•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $24.0 million.

Cash flows used for financing activities of $184.8 million during the year ended December 30, 2005 consisted primarily of the following activities:

•	Payment of $353.8 million of the term loans under our 2002 Credit Facility;
•	Issuance of a $350.0 million new term loan, $80.0 million of which was paid during the year;
•	Net payment of $18.0 million under our line of credit;
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

We used the net proceeds from this common stock offering and cash available on hand to pay $127.2 million of our 11½% notes and $18.8 million of tender premiums and expenses. In addition, we retired $353.8 million of the term loans outstanding under the 2002 Credit Facility during the second quarter of fiscal year 2005, and entered into a credit facility of $350.0 million on June 28, 2005.  As a result of the debt retirement and terms of the credit facility, our interest expense was reduced substantially compared to prior years. As a result of this debt retirement, we recognized a pre-tax charge of $33.1 million, which consisted of tender/call premiums and expenses of $19.4 million and the write-off of $13.7 million in unamortized financing fees, issuance costs and debt discounts.  In addition, during the first quarter of fiscal year 2005, we retired the remaining $10.0 million in outstanding balance of our 12¼% notes. We also retired the entire outstanding balance of $1.8 million of our 6½% debentures on August 15, 2005.

Non-cash Activities

In connection with the completion of the WGI acquisition, we issued approximately 29.5 million shares of our common stock valued at $1.8 billion. We began a plan (the “Plan”) to integrate and restructure the Washington Division  immediately after the acquisition of WGI was finalized. We are still gathering information from which to make final decisions regarding the optimal organization of the combined company, from which additional adjustments and refinements to the Plan will arise. Upon completion of the organizational analysis and the approval of appropriate management, the Plan will be finalized. The future adjustments, whether increasing or decreasing the Plan's total value, will impact goodwill and accrued expense and other liabilities. We expect the Plan to be finalized during 2008. As of December 28, 2007, we estimated restructuring costs of $26.6 million to be taken in the next eighteen months, which were primarily related to the costs for severance, associated benefits, outplacement services and excess facilities. We expect to perform the restructuring activities during 2008 and 2009.

See Note 2, “Acquisition” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for further discussion on the acquisition and the fair value of our common stock.

On April 2, 2007, we acquired CRI Resources, Inc. (“CRI”) through a debt-for-equity swap under Chapter 11 of the United States Bankruptcy Court Central District of California Los Angeles Division. The purchase price, net of cash acquired, was approximately $16.8 million, which represented the amount of our receivable from CRI and resulted in no gain or loss on the transaction.

Other Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of December 28, 2007.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
As of December 28, 2007:
2007 Credit Facility (1)	$1,275,000	$—	$119,617	$1,012,133	$143,250	$—
Capital lease obligations and equipment notes (1)	48,664	17,094	23,024	8,327	219	—
Notes payable, foreign credit lines and other indebtedness (1)	3,769	870	1,676	1,185	38	—
Total debt	1,327,433	17,964	144,317	1,021,645	143,507	—
Operating lease obligations (2)	628,858	144,243	242,817	145,665	96,133	—
Pension and other retirement plans funding requirements (3)	245,193	30,047	52,641	41,629	120,876	—
Interest (4)	303,351	81,479	136,343	84,101	1,428	—
Purchase obligations (5)	4,639	3,417	1,222	—	—	—
Asset retirement obligations (6)	4,450	760	271	1,356	2,063	—
Other contractual obligations (7)	35,403	11,119	—	—	—	24,284
Total contractual obligations	$2,549,327	$289,029	$577,611	$1,294,396	$364,007	$24,284

(1)	Amounts shown exclude unamortized debt issuance costs of $20.6 million for the 2007 Credit Facility. For capital lease obligations and equipment notes, amounts shown exclude interest of $2.2 million.

(2)	Operating leases are predominantly real estate leases.

(3)
These pension and other retirement plan funding requirements for the WGI defined benefit pension plans, EG&G pension plans, the Dames & Moore Final Salary Pension Fund in the United Kingdom, the Radian International, L.L.C. Supplemental Executive Retirement Plan and Salary Continuation Agreement, and the supplemental executive retirement plan (“SERP”) with our CEO are based on actuarially determined estimates and management assumptions. We are obligated to fund approximately $12.9 million into a rabbi trust for our CEO’s SERP within 15 days of the earlier of (1) a request by the CEO or (2) the termination of the CEO’s employment for any reason, including death. Amounts shown also include funding requirements for other retirement plans.

(4)	Purchase obligations consist primarily of software maintenance contracts.

(5)
Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate, which includes the estimated result of the three floating-for-fixed interest rate swaps with notional amounts totaling $900 million to hedge against changes in floating interest rates, as of December 28, 2007.

(6)	Asset retirement obligations represent the estimated costs of removing and restoring the leased properties to the original condition pursuant to our real estate lease agreements.

(7)
Other contractual obligations include net liabilities for anticipated settlements under FIN 48 tax liabilities, including interest. Generally, it is not practicable to forecast or estimate the payment dates for our FIN 48 liabilities. Therefore, we included the estimated liabilities under “Other” column above. In addition, we do not expect that the payment of any above mentioned FIN 48 liabilities will have a material impact on our liquidity.

Off-balance Sheet Arrangements.  The following is a list of our off-balance sheet arrangements:

•
As of December 28, 2007, we had $223.6 million in standby letters of credit outstanding under our 2007 Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our joint ventures in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee was equal to the remaining term of the underlying credit facility. As of December 28, 2007, the amount of the guarantee was $15.0 million, which has been extended to September 30, 2008. We also guarantee a letter of credit issued on behalf of one of our construction joint ventures, which we are a 60% owner. The total amount of the letter of credit was $7.2 million as of December 28, 2007.

•	As of December 28, 2007, the amount of the guarantee used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries was $10.0 million.

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

•
We have an agreement to indemnify one of our joint venture lenders up to $25.0 million for any potential losses, damages and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims.

•
In the ordinary course of business, we enter into various agreements providing performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

•
In the ordinary course of business, we cause surety bonds to be issued generally in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets. We are obligated to reimburse the issuer of our surety bonds for any payments made hereunder. Our commitments under performance bonds generally end concurrent with the expiration of our contractual obligation.

2007 Credit Facility

On November 15, 2007, in connection with the WGI acquisition, we entered into the 2007 Credit Facility, which provides for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit. The term loan facilities consist of a five-year term loan A of $1.1 billion and a 5½-year term loan B of $300.0 million. The revolving credit facility is a five-year facility. The term loan A and the revolving credit facility will mature and expire on November 15, 2012 and the term loan B will mature on May 15, 2013.  At the close of the WGI acquisition, we issued $223.6 million of letters of credit leaving $476.4 million available on our revolving credit facility.

Upon entering into the 2007 Credit Facility, we terminated and repaid the remaining $39.0 million of outstanding balance on our 2005 Credit Facility.

Mandatory principal payments under the term loans began on December 28, 2007 and are due quarterly. Equal quarterly payments for the term loan A will be required in aggregate annual amounts expressed as a percentage of the original principal amount of the term loan A as follows:

Year	Percentage
1	5%
2	5%
3	10%
4	10%
5	70%
Total	100%

Quarterly payments for the term loan B will be 0.25%, or 1% on an annual basis, until the last four quarters prior to maturity, of the original aggregate principal amount of the term loan B. Over the four quarters prior to maturity, the remaining principal balance of the term loan B will be payable in equal quarterly amounts. During the fourth quarter of 2007, we made payments of $125.0 million of the term loans under our 2007 Credit Facility. Consequently, we are not required to make a mandatory payment until October 2009.

All loans outstanding under our 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR, plus in each case an applicable margin. The applicable margin will adjust according to a performance pricing grid based on our Consolidated Leverage Ratio. For the purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expense, amounts set aside for taxes, and non-cash items and other pro forma adjustments related to permitted acquisitions and the WGI acquisition. The terms “base rate” and “LIBOR” have meanings customary for financings of this type.

As of December 28, 2007, the outstanding balance of the Tranche A term loans was $999.6 million at an interest rate of 6.79% (LIBOR rate plus an additional margin of 2.00%), and the outstanding balance of the Tranche B term loans was $275.4 million at an interest rate of 7.54% (LIBOR rate plus an additional margin of 2.75%).  We did not have an outstanding balance on our revolving line of credit at year-end.  The margins may be subject to change depending on our Consolidated Leverage Ratio.

We are subject to two financial covenants, comprised of a maximum Consolidated Leverage Ratio, which is based upon the ratio of consolidated total debt to Consolidated EBITDA, as defined above, and a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA. The 2007 Credit Facility also contains customary affirmative and negative covenants including without limitation, the following material covenants: restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, indebtedness, contingent liabilities, sale-leaseback transactions and investments. As of December 28, 2007, we were in compliance with all the covenants of the 2007 Credit Facility.

We have the option to prepay the term loans at anytime without penalty. The 2007 Credit Facility also requires mandatory prepayment of the loans, subject to certain exceptions, upon the sale of assets, issuance of debt, issuance of equity and creation of excess cash flow.

Substantially all of our operating domestic subsidiaries jointly and severally guarantee the 2007 Credit Facility. Our consolidated obligations are collateralized by a first priority security interest in existing personal property, including a pledge of the capital stock of our subsidiary guarantors.  Personal property and material real property we acquire in the future will also be included in the first priority security.

In conjunction with obtaining the 2007 Credit Facility, prepaid financing fees and debt issuance costs of $35.0 million were capitalized and recorded as other assets or debt issuance costs netted against long-term debt. The pre-paid financing fees and debt issuance costs will be amortized over the life of the loans and the term of the revolving-debt arrangement.

2005 Credit Facility

Our 2005 Credit Facility consisted of a six-year term loan of $350.0 million and a five-year revolving line of credit of $300.0 million, against which up to $200.0 million was available to issue letters of credit. On November 15, 2007, we terminated and repaid the remaining $39.0 million outstanding under the term loan. As of December 29, 2006, we had $114.0 million outstanding under the term loan, $61.3 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

Revolving Line of Credit

Our Revolving Line of Credit is used to fund daily operating cash needs and to support our standby letters of credit. During the ordinary course of business, the use of our Revolving Line of Credit is a function of collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which dictate, as necessary, our short-term borrowing requirements.

Our revolving line of credit information was summarized as follows:

(In millions, except percentages)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Effective average interest rates paid on the revolving line of credit	8.2%	7.6%	6.3%
Average daily revolving line of credit balances	$2.3	$0.4	$2.4
Maximum amounts outstanding at any one point	$40.3	$21.8	$22.8

Other Indebtedness

11½% Senior Notes. On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% notes.

Notes payable, foreign credit lines and other indebtedness.  As of December 28, 2007 and December 29, 2006, we had outstanding amounts of $3.7 million and $7.9 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of the notes were approximately 6.5% and 6.1% as of December 28, 2007 and December 29, 2006, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some case cases, parent guarantees. As of December 28, 2007, we had $15.0 million in lines of credit available under these facilities, with no amount outstanding. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. The interest rate was 6.2% as of December 29, 2006.

Capital Leases and equipment notes. As of December 28, 2007 and December 29, 2006, we had approximately $48.7 million and $46.7 million in obligations under our capital leases and equipment notes, respectively, consisting primarily of leases and notes for office equipment, computer equipment and furniture.  As of December 28, 2007 and December 29, 2006, approximately $25.9 million and $26.9 million of these obligations, respectively, were structured as notes payable.

Operating Leases.  As of December 28, 2007 and December 29, 2006, we had approximately $628.9 million and $444.5 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Derivative Financial Instruments. As of December 28, 2007, we had three floating-for-fixed interest rate swaps with notional amounts totaling $900 million to hedge against floating interest rates associated with a portion of our 2007 Credit Facility. The swaps effectively hedge our floating-rate debt exposure on $900 million through 2008, $400.0 million through 2009, and $200 million during 2010. As of December 28, 2007, the fair value of our swaps was $3.9 million, which was recorded in “Accrued Expenses and Other.” No amount was recorded in earnings due to ineffectiveness. We expect to reclassify amounts recorded in “Accumulated Other Comprehensive Income” to earnings in 2008 and expect to continue to do so going forward as earnings are impacted by the variability of cash flows.

Income Taxes

We anticipate that cash payments for income taxes for 2008 and later years will be substantially less than income tax expense recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers. As of December 28, 2007, we have remaining tax deductible goodwill of $591.3 million resulting from WGI’s previous acquisitions prior to our acquisition of WGI; as well as our acquisitions of Dames & Moore, EG&G and Lear Siegler. The amortization of this tax goodwill is deductible over various periods ranging up to 7.5 years. The tax deduction for goodwill for 2008 will be $86.4 million. The amount of the tax deduction for goodwill decreases slightly over the next six years and ends after 7.5 years. As of December 28, 2007, our federal net operating loss (“NOL”) carryover, per income tax returns filed or to be filed, was approximately $409.4 million; most of the NOL was generated by recently acquired companies (WGI and CRI).  Use of this NOL is subject to an annual limitation which will depend upon taxable income being generated by these acquired companies. We anticipate that the majority of the federal NOL will be used within the next several years based upon our forecast of taxable income likely to be generated by the acquired companies. In addition to the federal NOL, there are state income tax NOL carryovers as of December 28, 2007, in various states which would reduce state taxes payable in those states by an approximate value of $40.6 million. There are also NOL carryovers in various foreign taxing jurisdictions as of December 28, 2007, of approximately $275.5 million. Use of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future within the state or foreign taxing jurisdiction.

Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Based on expected future operating results, we believe that realization of deferred tax assets in excess of the valuation allowance is more likely than not.

As of December 28, 2007, undistributed earnings of our foreign operations totaling $18.7 million were considered to be indefinitely reinvested outside of our home tax jurisdiction. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes - Special Areas," since it is our intention to utilize those earnings in the foreign operations. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision to repatriate the earnings is made. For those foreign operations where we do not consider the undistributed earnings to be permanently reinvested, we had accrued deferred US taxes on those earnings.

As of December 28, 2007, undistributed earnings of our foreign operations totaling $18.7 million were considered to be indefinitely reinvested outside of our home tax jurisdiction. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes - Special Areas," since it is our intention to utilize those earnings in our foreign operations. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision to repatriate the earnings is made.  For those foreign operations where we do not consider the undistributed earnings to be permanently reinvested, we had accrued deferred U.S. taxes on those earnings.

The effective income tax rates for the years ended December 28, 2007, December 29, 2006, and December 30, 2005 are as follows:

Year Ended	Effective Income Tax Rates
December 28, 2007	41.4%
December 29, 2006	42.6%
December 30, 2005	42.3%

The decrease in our effective tax rate for the year ended December 28, 2007 compared with the corresponding period last year related primarily to differences between amounts previously estimated for state income taxes and amounts reported on the tax returns. The differences became known as the tax returns were finalized and filed. The differences this year resulted in a decrease in income tax expense for the year ended December 28, 2007. However, the same analysis completed in 2006 resulted in an increase in income tax expense for the year ended December 29, 2006. The amounts estimated for state income taxes in 2006 were lower than the amounts reported on the tax returns in 2006.

As of December 28, 2007, we had $39.7 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2007 were $9.6 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Amounts
Unrecognized tax benefits as of December 29, 2006	$20,138
Gross increase – tax positions in prior years	2,340
Gross decrease – tax positions in prior years	(1,179)
Gross increase – current period tax positions	1,534
Settlements	(3,403)
Lapse of statute of limitations	(687)
Unrecognized tax benefits acquired in current year	20,924
Unrecognized tax benefits as of December 28, 2007	$39,667

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense. During the year ended December 28, 2007, we recognized $1.0 million in interest and $0.4 million in reduced penalties. In addition, there was a decrease of $5.6 million in interest due to settlements of unrecognized tax benefits. We accrued approximately $2.8 million and $0.8 million of interest and penalties as of December 28, 2007. With respect to the unrecognized tax benefits acquired in the current year, a significant portion of those benefits relate to years currently under audit by the taxing jurisdictions where those benefits were claimed. We do not anticipate that those audits will be resolved in the next twelve months.With a few exceptions in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

It is reasonably possible that some tax audits will be resolved within the next twelve months. The settlement of these audits could result in a change to the unrecognized tax benefits from zero to $1.4 million.

See further discussion at Note 7, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

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

Revenue Recognition

Our revenues arise primarily from the professional and technical services performed by our employees or by the subcontractors we engage to perform on our behalf under contracts we enter into with our clients. The revenues we recognize, therefore, are derived from the amounts that we charge our clients for those services and other costs we incur under our contracts.

We enter into four major types of contracts: “cost-plus contracts,” “fixed-price contracts,” “target-price contracts,” and “time-and-materials contracts.” Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present us with the highest level of financial and performance risk, but often also provide the highest potential financial returns. Cost-plus contracts and target-price contracts present us with lower risk, but generally provide lower returns and sometimes includes more onerous terms and conditions. Time-and-materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates.

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

We invoice for our services as revenues are recognized or in accordance with agreed-upon billing schedules. Aggregate revenues from cost-plus fixed fee contracts may vary based on the actual number of labor hours worked and other actual contract costs incurred. However, if actual labor hours and other contract costs exceed the original estimate agreed to by our client, we generally must obtain a change order, contract modification or successfully prevail in a claim in order to receive additional revenues relating to the additional costs (see “Change Orders and Claims”).

•
Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs to arrive at a total dollar estimate for the project. We recognize revenues based on costs resulting from actual hours of labor effort expended at per-hour labor rates determined using a labor dollar multiplier that includes direct labor costs, allocable overhead costs and a component for the fixed rate. Direct non-labor costs are charged based on the direct non-labor costs we incur plus any mark-up permitted under the contract. Similar to cost-plus fixed fee contracts, aggregate revenues from cost-plus fixed rate contracts may vary and we generally must obtain a change order, contract modification or successfully prevail in a claim in order to receive additional revenues relating to any additional costs that exceed the original contract estimate (see “Change Orders and Claims”).

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

.
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

Fixed-Price Contracts. We enter into two major types of fixed-price contracts:

•
Firm Fixed-Price (“FFP”).  Under FFP contracts, our clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work. We recognize revenues on FFP contracts using the percentage-of-completion method described above. Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if our current estimated costs exceed prior estimates, our profit margins will decrease and we may realize a loss on a project. In order to increase aggregate revenue on the contract, we generally must obtain a change order, contract modification,or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

•
Fixed-Price Per Unit (“FPPU”).  Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete.  We are generally guaranteed a minimum number of service or production transactions at a fixed price, but our actual profit margins on any FPPU contract depend on the number of service transactions we ultimately complete. We recognize revenues under FPPU contracts as we complete the related service transactions for our clients. If our current estimates of the aggregate average costs per service transaction turn out to exceed our prior estimates, our profit margins will decrease and we may realize a loss on the project. In order to increase aggregate revenues on a contract, we generally must obtain a change order, contract modification or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”). Some of our FPPU contracts are subject to maximum contract values and accordingly, revenues relating to these contracts are recognized as if these contracts were FFP contracts.

Target-Price Contracts.  Under our target-price contracts, we provide a total project at a target price agreed upon by the customer, subject to project circumstances and changes in scope. Should costs exceed the target within the agreed-upon scope, we will generally absorb a portion of those costs to the extent of our expected fee or profit; however, the customer reimburses us for the costs that we incur if costs continue to escalate beyond our expected fee. An additional fee may be earned if costs are below the target.

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

Service Contracts.   In addition to the contract types described above, we perform service contracts, providing operations and maintenance services and a variety of technical assistance services. Our service contracts are accounted for on the “proportional performance” method, under which revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

We account for our professional planning, design and various other types of engineering projects, including systems engineering, program management and construction management contracts on the “percentage-of-completion” method, under which revenue is recognized as project progress occurs. Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. If our estimate of costs at completion on any contract indicates that a loss will be incurred, we charge the entire estimated loss to operations in the period the loss becomes evident.

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

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes may be initiated by us or by our clients. The majority of such changes presents little or no financial risk to us. Generally, a “change order” will be negotiated with our client to reflect how the change is to be resolved and who is responsible for the financial impact of the change. Occasionally, however, disagreements can arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and, therefore, revenues. When a change becomes a point of dispute between our client and us, we then consider it as a claim.

The amount of revenues recognized also depends on whether the contract or project is determined to represent an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our Consolidated Statements of Operations and Comprehensive Income. For agency relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

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

Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the DCAA. The DCAA audits our overhead rates, cost proposals, incurred government contract costs and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government corporate administrative contracting officer disallow such costs, which may result in disallowance of incurred costs.

Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that we perform an assessment for impairment of goodwill at least annually.  Accordingly, we have completed our annual review of the recoverability of goodwill for the URS Division and the EG&G Division as of October 26, 2007, which indicated that we had no impairment of goodwill. During the period from October 27, 2007 to December 28, 2007, no events or changes in circumstances have occurred that would indicate the impairment of goodwill. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a possible impairment of goodwill.

In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our reporting units by using a methodology that considers projections of our cash flows and the fair values of our consolidated debt and equity. If we determine that our estimated fair value is less than the carrying value of a reporting unit’s goodwill, we will then calculate the amount of impairment considering cash flows and the fair values of the net tangible and intangible assets.

The methodology we use in testing for impairment of goodwill includes significant judgments and estimates, such as assumptions of cash flows, appropriate discount rates and the fair values of net assets of our reporting units. We believe our methodology provides us with a reasonable basis for determining whether an impairment charge should be taken.

Allowance for Uncollectible Accounts Receivable

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions to which the client may be subject.

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

Self-insurance Reserves

Self-insurance reserves represent reserves established as a result of insurance programs under which we self-insure certain business risks. We carry substantial premium-paid, traditional risk transfer insurance for our various business risks; however, we self-insure and establish reserves for the retentions on workers’ compensation insurance, general liability, automobile liability, and professional errors and omissions liability.

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

Business Combinations

We account for business combinations under the purchase accounting method. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of the tangible and intangible assets acquired is allocated to goodwill at year-end.

Adopted and Other Recently Issued Statements of Financial Accounting Standards

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflected the impact of SFAS 123(R), but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Our consolidated financial statements for the year ended December 29, 2006 include the tax effects of share-based payment awards as we concluded our assessment of the impact of FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”) in connection with the completion of our financial statements. Under the provisions of SFAS 123(R)-3, we elected to adopt the alternative method of 1) calculating the historical pool of windfall tax benefits and 2) accounting for the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

We adopted FIN 48, effective December 30, 2006, which was the beginning of our 2007 fiscal year. FIN 48 prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 establishes rules for recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. FIN 48 requires that we report the cumulative effect of applying the interpretation as an adjustment to the beginning balance of retained earnings as of December 30, 2006. A more detailed discussion of the effect of the adoption of FIN 48 is included in  Note 7, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

In June 2006, the FASB ratified Emerging Issues Task Force No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. These taxes may include, but are not limited to, sales, use, value-added, certain excise taxes and some industry-specific taxes. A consensus was reached that entities may adopt a policy of presenting these taxes within the income statement on either a gross or a net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented on a net basis, then the amount of such taxes that are recognized on a gross basis must be disclosed. We adopted EITF 06-3 on December 30, 2006. We present revenues net of sales and value-added taxes in our results of operations. The amount of taxes we collected from our customers and remitted to governmental authorities was immaterial to our consolidated revenues.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this Statement were subsequently issued.  On February 12, 2007, FSP No. 157-2 delayed the effective date of this Statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for us in fiscal year 2009. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13, “Accounting for Leases,” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” (“SFAS 141”) or FASB No. 141(R), “Business Combinations” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP is effective upon our initial adoption of SFAS 157, which is at the beginning of our fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status as a component of net periodic benefit cost. We adopted the recognition and disclosure provisions of SFAS 158 on December 29, 2006, which was the end of our fiscal year 2006. The requirement to measure our defined benefit plan assets and benefit obligations as of the date of our fiscal year-end will be effective for us for the fiscal year ending in December 2008. We are currently in the process of determining the effect that the adoption of the remaining provision of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) issued No. 07-1 “Accounting for Collaborative Arrangements,” (“EITF 07-1”), which applies to entities participating in collaborative agreements without the creation of a separate legal entity for the arrangement. This issue excludes operational arrangements that are specifically covered under other authoritative accounting standards. The consensus reached on four issues of this statement was ratified by the FASB on December 12, 2007. On issue 1, a collaborative arrangement is defined as an arrangement in which the parties share in the risks and rewards of the arrangement's operations from the arrangement's inception through its termination. The EITF provided guidance on determining whether a collaborative arrangement exists and at different stages of the endeavor’s life. On issue 2, that revenue and costs incurred with a third party be reported at gross in the financial statements if the entity is acting as the principal for the transaction and net if the entity is acting as an agent, as per the guidance in EITF No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” On issue 3, the participant’s share in the income and expenses are recorded on a net basis within other operating income or expense in the participant's statement of operations regardless of whether the related transactions are recorded gross or net under Issue 2. Issue 4 addresses the required disclosure in the financial statements. The statement is effective for us beginning in fiscal year 2009. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires prospective application, except that the presentation and disclosure of minority interest is retrospectively applied for all periods presented. It is effective for us in fiscal year 2009, beginning on January 3, 2009. Early adoption is prohibited. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) replaces SFAS 141. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. With limited exceptions, measurement of assets and liabilities are at their acquisition-date fair value. This statement requires contractual contingent assets acquired and contractual contingent liabilities assumed to also be recorded at acquisition-date fair values and noncontractual contingencies to be treated the same way only if they are more likely than not to meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.”  If this criterion is not met at the acquisition date, the acquirer would account for the contingencies using other applicable GAAP. This statement also requires the expensing of acquisition-related costs as incurred. SFAS 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively at our adoption date, effective on our fiscal year 2009. Early adoption is prohibited. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements. SFAS No. 141(R) effectively causes tax exposures which arose pre-acquisition to be adjusted through the income statement.  In addition, this statement materially changes the accounting for adjustments to tax items, which were acquired and have a valuation allowance. Upon its effective date, SFAS 141(R) applies to all acquisitions for tax purposes, regardless of the date of acquisition. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  Based on outstanding indebtedness of $1.3 billion under our 2007 Credit Facility at December 28, 2007, if market rates average 1% higher in the next twelve months, our net of tax interest expense would increase by approximately $1.7 million. Conversely, if market rates average 1% lower in the next twelve months, our net of tax interest expense would decrease by approximately $1.7 million.  In December 2007, we entered into three floating-for-fixed interest rate swaps with notional amounts totaling $900 million to hedge against changes in floating interest rates and which are expected to reduce the risk of interest rate fluctuations.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $7.9 million of foreign currency translation gains, net of tax, for the year ended December 28, 2007 and $4.1 million of foreign currency translation losses for the year ended December 29, 2006. The currency exposure is not material to our consolidated financial statements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index under Item 15(a)(1) present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (the "Company") at December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted a new accounting standard that required it to change the manner in which it accounts for uncertain tax positions and in 2006 adopted new accounting standards that required it to change the manner in which it accounts for share-based compensation and defined benefit and other postretirement plans

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded the Washington Division from its assessment of internal control over financial reporting as of December 28, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded the Washington Division from our audit of internal control over financial reporting. The Washington Division is a wholly-owned subsidiary whose total assets and total revenues represent 60% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2007.

/s/   PricewaterhouseCoopers LLP

San Francisco, California
February 25, 2008

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 28, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents, including $161,089 and $44,557 of short-term money market funds, respectively	$256,502	$89,502
Accounts receivable, including retentions of $58,366 and $37,368, respectively	1,015,052	680,631
Costs and accrued earnings in excess of billings on contracts in process	1,023,302	552,526
Less receivable allowances	(51,173)	(50,458)
Net accounts receivable	1,987,181	1,182,699
Deferred tax assets	133,888	36,547
Prepaid expenses and other assets	210,807	65,405
Total current assets	2,588,378	1,374,153
Investments in unconsolidated affiliates	206,721	15,284
Property and equipment at cost, net	357,907	163,142
Intangible assets, net	572,974	3,839
Goodwill	3,139,618	989,111
Other assets	64,367	35,500
Total assets	$6,929,965	$2,581,029
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$15,638	$3,334
Current portion of long-term debt	17,964	19,120
Accounts payable and subcontractors payable, including retentions of $73,491 and $19,515, respectively	693,614	290,651
Accrued salaries and wages	486,853	239,235
Billings in excess of costs and accrued earnings on contracts in process	296,752	168,271
Accrued expenses and other	170,782	65,374
Total current liabilities	1,681,603	785,985
Long-term debt	1,288,817	149,494
Deferred tax liabilities	137,058	17,808
Self-insurance reserves	73,253	116
Pension, post-retirement, and other benefit obligations	156,843	78,187
Other long-term liabilities	88,735	39,283
Total liabilities	3,426,309	1,070,873
Commitments and contingencies (Note 11)
Minority interest	25,086	3,469
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 83,355 and 52,309 shares issued, respectively; and 83,303 and 52,257 shares outstanding, respectively	833	523
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	2,797,238	973,892
Accumulated other comprehensive income (loss)	16,635	(3,638)
Retained earnings	664,151	536,197
Total stockholders’ equity	3,478,570	1,506,687
Total liabilities, minority interest and stockholders’ equity	$6,929,965	$2,581,029

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 28,	Year Ended December 29,	Year Ended December 30,
	2007	2006	2005

Revenues	$5,383,007	$4,222,869	$3,890,282
Cost of revenues	5,095,271	3,978,082	3,660,452
General and administrative expenses	56,468	43,279	82,691
Equity in income of unconsolidated affiliates	31,516	17,281	27,283
Operating income	262,784	218,789	174,422
Interest expense	27,730	19,740	31,587
Income before income taxes and minority interest	235,054	199,049	142,835
Income tax expense	97,254	84,793	60,360
Minority interest in income of consolidated subsidiaries, net of tax	5,557	1,244	—
Net income	132,243	113,012	82,475
Other comprehensive income (loss):
Pension and post-retirement related adjustments, net of tax	14,776	582	(4,493)
Foreign currency translation adjustments, net of tax.	7,863	4,122	(5,910)
Interest rate swaps, net of tax.	(2,366)	—	—
Comprehensive income	$152,516	$117,716	$72,072

Earnings per share:
Basic	$2.39	$2.23	$1.76
Diluted	$2.35	$2.19	$1.72
Weighted-average shares outstanding:
Basic	55,271	50,705	46,742
Diluted	56,275	51,652	47,826

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

				Additional	Accumulated Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity
Balances, December 31, 2004	43,786	$438	$(287)	$734,842	$6,418	$340,710	$1,082,121
Employee stock purchases and exercises of stock options	2,268	23	—	38,920	—	—	38,943
Stock-based compensation	326	3	—	6,145	—	—	6,148
Tax benefit of stock-based compensation	—	—	—	14,969	—	—	14,969
Issuance of common shares	4,000	40	—	130,211	—	—	130,251
Foreign currency translation adjustments	—	—	—	—	(5,910)	—	(5,910)
Minimum pension liability adjustments, net of tax	—	—	—	—	(4,493)	—	(4,493)
Net income	—	—	—	—	—	82,475	82,475

Balances, December 30, 2005	50,380	504	(287)	925,087	(3,985)	423,185	1,344,504
Employee stock purchases and exercises of stock options	948	10	—	23,964	—	—	23,974
Stock-based compensation	929	9	—	18,386	—	—	18,395
Tax benefit of stock-based compensation	—	—	—	6,455	—	—	6,455
Foreign currency translation adjustments....	—	—	—	—	4,122	—	4,122
Minimum pension liability adjustments, net of tax	—	—	—	—	582	—	582
Adoption of FASB Statement No. 158, net of tax	—	—	—	—	(4,357)	—	(4,357)
Net income	—	—	—	—	—	113,012	113,012

Balances, December 29, 2006	52,257	523	(287)	973,892	(3,638)	536,197	1,506,687
Employee stock purchases and exercises of stock options	786	8	—	19,158	—	—	19,166
Stock-based compensation	793	8	—	25,053	—	—	25,061
Tax benefit of stock-based compensation	—	—	—	6,929	—	—	6,929
Issuance of common stock in connection with the WGI acquisition	29,467	294	—	1,772,206	—	—	1,772,500
Foreign currency translation adjustments, net of tax.	—	—	—	—	7,863	—	7,863
Pension and post-retirement related adjustments, net of tax	—	—	—	—	14,776	—	14,776
Adoption of FIN 48	—	—	—	—	—	(4,289)	(4,289)
Interest rate swaps, net of tax	—	—	—	—	(2,366)	—	(2,366)
Net income	—	—	—	—	—	132,243	132,243
Balances, December 28, 2007	83,303	$833	$(287)	$2,797,238	$16,635	$664,151	$3,478,570

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Cash flows from operating activities:
Net income	$132,243	$113,012	$82,475
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	44,826	36,438	36,012
Amortization of debt issuance costs	3,266	1,821	3,777
Amortization of intangible assets	7,066	1,542	2,536
Costs incurred for extinguishment of debt	2,897	162	33,131
Provision for doubtful accounts	2,867	8,259	10,094
Deferred income taxes	69,488	(8,708)	8,721
Stock-based compensation	25,061	18,395	6,148
Excess tax benefits from stock-based compensation	(8,359)	(6,045)	—
Minority interest in net income of consolidated subsidiaries	5,557	1,244	—
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	17,073	(89,628)	(161,632)
Prepaid expenses and other assets	(50,510)	(12,378)	(30,441)
Investments in and advances to unconsolidated affiliates	(17,300)	(571)	(9,802)
Accounts payable, accrued salaries and wages and accrued expenses	64,878	33,247	194,494
Billings in excess of costs and accrued earnings on contracts in process	(11,646)	59,614	22,453
Distributions of earnings from unconsolidated affiliates, net	43,876	27,133	22,196
Other long-term liabilities	(5,207)	(2,190)	10,842
Other assets, net	(14,161)	(16,341)	(30,567)
Total adjustments and changes	179,672	51,994	117,962
Net cash from operating activities	311,915	165,006	200,437
Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	(1,259,547)	(5,028)	(1,367)
Proceeds from disposal of property and equipment	2,700	—	2,236
Investments in and advances to unconsolidated affiliates	(5,018)	—	—
Increase in restricted cash	(1,512)	—	—
Capital expenditures, less equipment purchased through capital leases and equipment notes	(41,650)	(29,314)	(23,010)
Net cash from investing activities	(1,305,027)	(34,342)	(22,141)

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005

Cash flows from financing activities:
Long-term debt principal payments	(243,353)	(163,317)	(578,131)
Long-term debt borrowings	1,401,314	552	351,410
Net borrowings (payments) under lines of credit and short-term notes	(4,928)	1,433	(20,502)
Net change in book overdrafts	12,304	1,787	(69,324)
Capital lease and equipment note obligation payments	(11,500)	(13,019)	(13,354)
Excess tax benefits from stock-based compensation	8,359	6,045	—
Proceeds from common stock offering, net of related expenses	—	—	130,251
Proceeds from employee stock purchases and exercises of stock options	19,166	23,974	38,942
Tender and call premiums paid for debt extinguishment	—	(162)	(19,426)
Payments of debt issuance costs	(21,250)	—	(4,624)
Net cash from financing activities	1,160,112	(142,707)	(184,758)
Net increase (decrease) in cash and cash equivalents	167,000	(12,043)	(6,462)
Cash and cash equivalents at beginning of year	89,502	101,545	108,007
Cash and cash equivalents at end of year	$256,502	$89,502	$101,545

Supplemental information:
Interest paid	$22,300	$17,099	$29,974
Taxes paid	$58,404	$58,583	$48,422

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$2,861,174	$7,683	$1,823
Liabilities assumed	(1,024,977)	(2,655)	(456)
Non cash business acquisitions	$1,836,197	$5,028	$1,367
Equipment acquired with capital lease obligations and equipment note obligations	$17,081	$23,512	$20,270

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ACCOUNTING POLICIES

Business

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. URS Corporation is a leading international provider of engineering, construction and technical services. We offer a broad range of program management, planning, design and engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world. We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance. Headquartered in San Francisco, we have approximately 56,000 employees in a global network of offices and contract-specific job sites in more than 30 countries. We operate through three divisions: the URS Division, the EG&G Division and the Washington Division. On November 15, 2007, we acquired Washington Group International, Inc. (“WGI”). The operations of WGI have become the Washington Division of URS Corporation (see Note 2, “Acquisition,” for additional disclosure).

Our fiscal year is the 52/53 weeks period ending on the Friday closest to December 31.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position, results of operations and cash flows of URS Corporation and our majority-owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. From time to time, we function as the sponsor or manager of the projects performed by the joint venture.  Investments in unconsolidated joint ventures are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) necessarily requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and related disclosures at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise our estimates.

Revenue Recognition

We earn our revenues from cost-plus, fixed-price, target-price, and time-and-materials contracts. The majority of our contracts are for professional planning, design and various other types of engineering projects, including systems engineering, construction and construction management, program management, operations and maintenance, and decommissioning and closure services. We account for such contracts on the “percentage-of-completion” method, wherein revenue is recognized as contract performance progresses. Under the percentage-of-completion method of revenue recognition, revenue is recognized as contract performance progresses, and we estimate the progress towards completion to determine the amount of revenue and profit to recognize. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

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

The amount of revenues recognized also depends on whether the contract or project is determined to represent an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our Consolidated Statements of Operations and Comprehensive Income. For agency relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

Many of our professional engineering contracts cover multiple years; however, a large number of them begin and end within a year’s time.

Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, and achievement of milestones, incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are based on various professional judgments we make with respect to those factors and are subject to change as the project proceeds and new information becomes available. On fixed-price and target-price arrangements, we defer the recognition of revenue in excess of costs incurred until we are able to adequately estimate project results.

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

Change Orders and Claims.  Change orders and/or claims may arise under any of the contract types previously described. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either we or our customers may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Claims are amounts in excess of agreed contract  prices that we seek to collect from our clients or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.

Change orders and claims occur when changes are experienced once contract performance is underway. Client agreement as to the terms of change orders is, in many cases, reached prior to work commencing. Sometimes circumstances require that work progresses without client agreement before the work is performed. Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value that can be reliably estimated. Revenue recognized from change orders may exceed the related costs incurred.

Claims are included in total estimated contract revenues when the contract or other evidence provides a legal basis for the claim, when the additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of the deficiencies in the contract performance, when the costs associated with the claim are identifiable, and when the evidence supporting the claim is objective and verifiable. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated.  No profit is recognized on claims until final settlement occurs. As a result, costs may be recognized in one period while revenues are recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

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

Federal government contracts subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. federal government corporate administrative contracting officer disallow such costs, which may result in disallowance of incurred costs.

Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates

We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on US government contracts and contract closeout settlements.

Segmenting Contracts

Occasionally a contract may include several elements or phases, each of which was negotiated separately with the customer and agreed to be performed without regard to the performance of others. We follow the criteria set forth in the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” when segmenting contracts. In these situations, we segment the contract and assign revenue and cost to the different elements or phases to achieve different rates of profitability based on the relative value of each element or phase to the estimated contract revenue. Values assigned to the segments are based on our normal historical prices and terms of such services to other customers.

Costs and Accrued Earnings in Excess of Billings on Contracts in Process and Billings in Excess of Costs and Accrued Earnings on Contracts in Process

Costs and accrued earnings in excess of billings on contracts in process in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under contracts in progress.  As of December 28, 2007 and December 29, 2006, costs and accrued earnings in excess of billings on contracts in progress were $1,023.3 million and $552.5 million, respectively. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months.

Billings in excess of costs and accrued earnings on contracts in process in the accompanying consolidated balance sheets represent cash collected from clients and advanced billings to clients on contracts in advance of work performed. As of December 28, 2007 and December 29, 2006, billings in excess of costs and accrued earnings on contracts in process were $296.8 million and $168.3 million, respectively. We believe that the majority of such amounts will be earned over the next twelve months.

Receivable Allowances

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by estimating an allowance for amounts that may become uncollectible or unrealizable in the future. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions to which  the client may be subject.

Classification of Current Assets and Liabilities

We include in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. Accounts receivable, accounts receivable – retentions, costs and accrued earnings in excess of billings on contracts in process, subcontractors payable, subcontractor retentions, and billings in excess of costs and accrued earnings on contracts in process each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may either be uncollected or may not require payment within one year.

Accounts receivable – retentions represents amounts billed to clients for services performed that, by the underlying contract terms, will not be paid until the projects meet contractual milestones are at or near completion. Correspondingly, subcontractors payable – retentions represents amounts billed to us by subcontractors for services performed that, by their underlying contract terms do not require payment by us until the projects are at or near completion.

Accounts payable and subcontractors payable include our estimate of incurred but unbilled subcontractor costs.

Concentrations of Credit Risk

Our accounts receivable and costs and accrued earnings in excess of billings on contracts in process are potentially subject to concentrations of credit risk. Our credit risk on accounts receivable is limited due to the large number of contracts for clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potential uncollectible accounts and such estimates have historically been within management’s expectations. As of December 28, 2007, billed and unbilled receivables from the Department of Energy (‘DOE”) and the Department of Defense totaled $557.2 million. Our cash and cash equivalents are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Europe and Asia Pacific.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include bank deposits and money market funds. As of December 28, 2007 and December 29, 2006, we had book overdraft positions of $15.6 million and $3.3 million, respectively, related to some of our disbursement accounts. These overdrafts primarily consisted of outstanding checks that had not cleared the bank accounts at the end of the reporting period. We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods. Restricted cash was included in other current assets because it was not material.

At December 28, 2007 and December 29, 2006, cash and cash equivalents included $68.6 million and $38.7 million, respectively, of cash held by our consolidated joint ventures. Of the $68.6 million at December 28, 2007, $41.3 million related to the Washington Division’s consolidated joint ventures.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable  and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values based on their short-term nature. The recorded values of our long-term debt approximates fair value, since our debt is predominately floating-rate.  The fair values of our long-term debt obligations approximated the carrying values as disclosed in Note 6, “Indebtedness.”

We are exposed to the risk of changes in interest rates on our long-term debt. We manage this risk through the use of derivative instruments. All derivative financial instruments are recorded on the balance sheet at fair value. At dates entered into, the derivatives are designated as  hedges of the variability in cash flows received or paid in connection with a recorded asset or  liability. Changes in the fair value of cash flow hedges are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transactions. We would discontinue hedge accounting prospectively when the derivatives are no longer effective in offsetting changes in cash flows of the hedged items, the derivatives are sold or terminated or it is no longer probable that the forecasted transactions will occur. Cash flows resulting from derivatives that are accounted for as hedges may be classified in the same category as the cash flows from the items being hedged.

The fair values of derivative instruments are determined by third parties. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in current income.

Property and Equipment

Property and equipment are stated at cost. In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any gain or loss on disposal is reflected in the Consolidated Statement of Operations and Comprehensive Income.  Depreciation is provided on the straight-line and the double declining methods using estimated useful lives less residual value. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less. We capitalize our repairs and maintenance that extend the estimated useful lives of property and equipment; otherwise, repairs and maintenance are expensed.  Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying value to the fair value and recognize the difference as an impairment loss.

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

Costs of upgrades and enhancements are capitalized if the expenditures will result in adding functionality to the software. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which may be up to ten years. Impairment is measured and recognized in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires an assessment for impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on our annual review of goodwill for the URS Division and the EG&G Division as of October 26, 2007, we concluded that there was no impairment of goodwill. During the period from October 27, 2007 to December 28, 2007, no events or changes in circumstances occurred that would indicate an impairment of goodwill.

In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our reporting units by using a methodology that considers projections of our cash flows and the fair values of our consolidated debt and equity. If we determine that our estimated fair value is less than the carrying value of a reporting unit’s goodwill, we will then calculate the amount of impairment considering cash flows and the fair values of the net tangible and intangible assets.

We amortize our intangible assets using the straight-line method over their contractual or economic lives.

Self-insurance Reserves

Self-insurance reserves represent reserves established as a result of insurance programs under which we self-insure certain business risks. We carry substantial premium-paid, traditional risk transfer insurance for our various business risks; however, we self-insure and establish reserves for the retentions on workers’ compensation insurance, general liability, automobile liability, and professional errors and omissions liability.

Foreign Currency Translation

The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in results of operations.

Income Taxes

We use the asset and liability approach for financial accounting and reporting for income taxes. We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.. We estimate and provide for additional income taxes that may be assessed by the various taxing authorities. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized and based on expected future operating results and available tax alternatives. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances. Management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not.

Pension Plans and Post-retirement Benefits

We account for our defined benefit pension plans and post-retirement benefits using actuarial valuations that are based on assumptions, including discount rates, long-term rates of return on plan assets, and rates of change in participant compensation levels. We evaluate the funded status of each of our defined benefit pension plans and post-retirement benefit plans using these assumptions, consider applicable regulatory requirements, tax deductibility, reporting considerations and other relevant factors, and thereby determine the appropriate funding level for each period. The discount rate used to calculate the present value of the pension and post-retirement benefit obligations is assessed at least annually. The discount rate represents the rate inherent in the price at which the plans’ obligations are intended to be settled at the measurement date.

In 2006, we adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). A more detailed discussion of the incremental effect of the provisions of SFAS 158 and the assumptions used in determining the actuarial valuation of our defined benefit pension plans and post-retirement benefit plans are disclosed in Note 8, “Employee Retirement and Post-Retirement Benefit Plans.”

Minority Interest

Minority interest represents the equity investment of a minority owner in the income of joint ventures and other subsidiary entities that we consolidate in our financial statements.  Prior to 2006, we included minority interest in other long-term liabilities because it was not material. Beginning in the first quarter of 2006, we have presented minority interest separately on our Consolidated Balance Sheet and our Consolidated Statements of Operations and Comprehensive Income.

Business Combinations

We account for business combinations under the purchase accounting method. The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of the tangible and net intangible assets acquired is allocated to goodwill.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options and unvested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock whereby the proceeds from assumed exercises are used to hypothetically repurchase stock at the average market price for the period. Potentially dilutive shares of common stock outstanding include stock options and unvested restricted stock awards and units. Diluted EPS is computed by dividing net income plus preferred stock dividends, if any, by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

The reconciliation between weighted average shares outstanding used in calculating basic and diluted EPS is as follows:
(In thousands,)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Weighted-average common stock shares outstanding	55,271	50,705	46,742
Stock options and restricted stock awards and units	1,004	947	1,084
	56,275	51,652	47,826

In our computation of diluted EPS, we exclude the potential shares of issued and unexercised stock options where the exercise price exceeds the average price, and unvested restricted stock awards and units, which had an anti-dilutive effect on EPS.  We did not have any anti-dilutive shares for the year ended December 28, 2007. For the years ended December 29, 2006 and December 30, 2005, we had 648,000 and 295,000 of anti-dilutive shares, respectively.

Stock-based Compensation

We estimate the fair value of options granted using the Black-Scholes option pricing model. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of our stock for a period that approximates the current expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the periods presented could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Presentation of Consolidated Statements of Operations and Comprehensive Income

During 2007, in connection with the WGI acquisition, we undertook a review of the historical manner of presentation of our Consolidated Statement of Operations and Comprehensive Income and adopted a revised format which we believe is more like that presented by other companies in our industry. As a result, we have reformatted the presentation of contract related indirect expenses, which had previously been presented under the caption "Indirect, General and Administrative Expenses," and grouped them with direct contract related expenses to present an intermediate total of "Cost of Revenues." This change in manner of presentation did not affect our operating income, net income or the determination of income or loss on our contracts.

In addition, "Equity in income of unconsolidated affiliates," which was historically presented in revenues, is now presented as a separate component of operating income because we expect that, as a result of the acquired equity investments of WGI, these amounts will be more significant.

We have made conforming changes for all periods presented to reflect the new format.

Adopted and Other Recently Issued Statements of Financial Accounting Standards

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method, which requires measurement of compensation expense for all stock-based awards at fair value on the grant date and recognition of compensation over the service period for awards expected to vest. Upon adoption, our consolidated financial statements reflected the impact of SFAS 123(R), but in accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Our consolidated financial statements for the year ended December 29, 2006 include the tax effects of share-based payment awards as we concluded our assessment of the impact of FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”) in connection with the completion of our financial statements. Under the provisions of FSP 123(R)-3, we elected to adopt the alternative method of 1) calculating the historical pool of windfall tax benefits and 2) accounting for the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

We adopted the Financial Accounting Standards Board's (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective December 30, 2006, which was the beginning of our 2007 fiscal year. FIN 48 prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 establishes rules for recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. FIN 48 required that we report the cumulative effect of applying the interpretation as an adjustment to the beginning balance of retained earnings as of December 30, 2006. The cumulative effect to retained earnings was $4.3 million.

In June 2006, the FASB ratified Emerging Issues Task Force No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. These taxes may include, but are not limited to, sales, use, value-added, certain excise taxes and some industry-specific taxes. A consensus was reached that entities may adopt a policy of presenting these taxes within the income statement on either a gross or a net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented on a net basis, then the amount of such taxes that are recognized on a gross basis must be disclosed. We adopted EITF 06-3 on December 30, 2006. We present revenues net of sales and value-added taxes in our results of operations. The amount of taxes we collected from our customers and remitted to governmental authorities was immaterial to our consolidated revenues.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this Statement were subsequently issued.  On February 12, 2007, FSP No. 157-2 delayed the effective date of this Statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for us in fiscal year 2009. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13, “Accounting for Leases,” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations” (“SFAS 141”) or FASB No. 141(R), “Business Combinations” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP is effective upon our initial adoption of SFAS 157, which is at the beginning of our fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status as a component of net periodic benefit cost. We adopted the recognition and disclosure provisions of SFAS 158 on December 29, 2006, which was the end of our fiscal year 2006. The requirement to measure our defined benefit plan assets and benefit obligations as of the date of our fiscal year-end will be effective for us for the fiscal year ending in December 2008. We are currently in the process of determining the effect that the adoption of the remaining provision of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In November 2007, the Emerging Issues Task Force (“EITF”) issued No. 07-1 “Accounting for Collaborative Arrangements,” (“EITF 07-1”), which applies to entities participating in collaborative agreements without the creation of a separate legal entity for the arrangement. This issue excludes operational arrangements that are specifically covered under other authoritative accounting standards. The consensus reached on four issues of this statement was ratified by the FASB on December 12, 2007. On issue 1, a collaborative arrangement is defined as an arrangement in which the parties share in the risks and rewards of the arrangement's operations from the arrangement's inception through its termination. The EITF provided guidance on determining whether a collaborative arrangement exists and at different stages of the endeavor’s life. On issue 2, that revenue and costs incurred with a third party be reported at gross in the financial statements if the entity is acting as the principal for the transaction and net if the entity is acting as an agent, as per the guidance in EITF No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” On issue 3, the participant’s share in the income and expenses are recorded on a net basis within other operating income or expense in the participant's statement of operations regardless of whether the related transactions are recorded gross or net under Issue 2. Issue 4 addresses the required disclosure in the financial statements. The statement is effective for us beginning in fiscal year 2009. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires prospective application, except that the presentation and disclosure of minority interest is retrospectively applied for all periods presented. It is effective for us in fiscal year 2009, beginning on January 3, 2009. Early adoption is prohibited. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) replaces SFAS 141. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. With limited exceptions, measurement of assets and liabilities are at their acquisition-date fair value. This statement requires contractual contingent assets acquired and contractual contingent liabilities assumed to also be recorded at acquisition-date fair values and noncontractual contingencies to be treated the same way only if they are more likely than not to meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.”  If this criterion is not met at the acquisition date, the acquirer would account for the contingencies using other applicable GAAP. This statement also requires the expensing of acquisition-related costs as incurred. SFAS 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively at our adoption date, effective on our fiscal year 2009. Early adoption is prohibited. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements. SFAS No. 141(R) effectively causes tax exposures which arose pre-acquisition to be adjusted through the income statement.  In addition, this statement materially changes the accounting for adjustments to tax items, which were acquired and have a valuation allowance. Upon its effective date, SFAS 141(R) applies to all acquisitions for tax purposes, regardless of the date of acquisition. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

NOTE 2.                      ACQUISITION

On November 15, 2007, we completed the acquisition of WGI, a provider of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services for approximately $3.3 billion.The acquisition of WGI has enhanced our ability to provide fully integrated engineering and construction services for every stage of the project life cycle—from planning, design and engineering through construction to operations and maintenance. The acquisition also has expanded our capabilities and competitive position in the power and nuclear management markets, particularly with the DOE, as well as in the transportation, mining, defense, and industrial infrastructure and process markets.  The acquisition was accounted for in accordance with SFAS No. 141. The results of operations of WGI have been included in the Consolidated Statements of Operations and Comprehensive Income for the six-week period from November 16, 2007, the effective date of the acquisition for financial reporting purposes, through December 28, 2007. The $3.3 billion purchase price is comprised of the following:

(In thousands)	Purchase price
Cash consideration	$1,478,313
Value of URS Corporation common stock issued	1,816,821
Estimated direct transaction costs	24,002
Total purchase price	$3,319,136

In connection with the acquisition, we purchased 100% of WGI’s outstanding common stock and equity awards and issued approximately 29.5 million shares, net of shares withheld for taxes, of URS Corporation common stock. The fair value of URS common stock of $60.09 per share was based on the average of the closing market prices of URS common stock for the period beginning two trading days before and ending two trading days after November 5, 2007, the date that an amendment to the merger agreement was announced in accordance with Emerging Issues Task Force No. 99-12, “Determination of the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”

Direct transaction costs of $24.0 million, which consists of investment banking, legal and accounting fees, and other external costs directly related to the acquisition, were included in the purchase price.

In accordance with SFAS 141, the purchase price has been preliminarily allocated to WGI’s net tangible and identifiable intangible assets based upon their estimated fair values as of November 16, 2007. The excess of the purchase price over the value of the net tangible and identifiable intangible assets has been recorded as goodwill. We are in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of the purchase price included in the current year’s consolidated financial statements is based on the best estimates of management. As of December 28, 2007, we have not completed our assessment of the fair value or estimated useful lives of purchased backlog and customer relationships, purchased trade name, normal profit, restructuring reserve and impact of restructure reserve on other adjustments and the related tax impacts of these adjustments. The completion of the purchase price allocation may result in adjustments to the carrying value of the Washington Division, revisions of the useful lives of these identifiable intangible assets and the determination of any residual amount that will be allocated to goodwill. The related amortization from the acquired identifiable intangible assets is also subject to revision based on the final allocation. The following table represents the preliminary allocation of the purchase price to the acquired net assets of WGI and the associated estimated useful lives:

Allocation of purchase price: (In thousands)	Amount	Estimated Useful Life
Net tangible assets:
Current tangible assets	$1,223,928
Property and equipment	181,210
Other non-current tangible assets	170,218
Current liabilities	(803,564)
Long-term liabilities	(203,913)
Minority interest	(17,373)
Total net tangible assets	550,506
Intangible assets:
Customer relationships and backlog	539,391	11 years†
Trade name	34,000	15 years†
Favorable leases	2,810	4.6 years†
Total amount allocated to intangible assets	576,201
Net deferred tax assets	70,659
Accrual for restructuring costs	(26,600)
Goodwill	2,148,370
Total purchase price	$3,319,136
†Estimated weighted-average remaining useful life

Intangible assets.  Of the total purchase price, $576.2 million has been allocated to customer relationships, trade name and favorable leases. Customer relationships represent existing contracts and the underlying customer relationships, and backlog. We will amortize the fair value of these assets based on the pattern in which the economic benefits of the intangible asset will be consumed. Trade name relates to the WGI trade name, which will be amortized using the straight-line method over an estimated useful life of fifteen years. Favorable leases represent the net favorable difference between market and existing lease rates.  We will amortize the fair value of these assets based on the terms of the respective underlying leases. During the six-week period from November 16, 2007 through December 28, 2007, we recorded $6.1 million of amortization of intangible assets.

Net deferred tax assets.  The net deferred tax assets reflect the excess of WGI’s pre-existing deferred tax assets over the estimated net deferred tax liabilities associated with purchase accounting. Such deferred tax liabilities are primarily associated with the step-up to fair value of intangible assets. This determination is preliminary and subject to change based upon the final determination of the fair values of intangible assets acquired.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and is subject to adjustment as the fair value of intangible assets and net deferred tax liabilities is adjusted. In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the period in which the determination is made. The factors that contributed to the recognition of goodwill included acquiring a talented workforce and cost savings opportunities. Of the total goodwill acquired, $457.1 million represents tax deductible goodwill.

Normal profit.  Normal profit is included in the fair value liability adjustment and is an accounting concept that results from the requirement that an acquiring company record at fair value all contracts, including construction contracts, of an acquiree in process at the date of the acquisition. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting in cases where there have been intervening events and changes in circumstances that occurred between the commencement of the contracts and the date of the acquisition that significantly change the economics of the contracts. These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed by us subsequent to the acquisition. Because of the acquisition of the above and below market profit status of some of the acquired fixed-price and target-price contracts, we recorded a net liability of $41.3 million in purchase accounting. The reduction of these liabilities has an impact on our recorded net income as they are amortized, but has no impact on our cash flows. The net normal profit liability has been reduced as work has been performed on the affected projects. We recognized a $2.6 million reduction to cost of revenues and corresponding increase in operating income for the six-week period from November 16, 2007 through December 28, 2007. Of the net liability, $38.8 million is included in billings in excess of costs and accrued earnings on contracts in process.

Accrual for restructuring costs.  Estimated restructuring costs of $26.6 million relate primarily to costs for severance, associated benefits, outplacement services and excess facilities. The estimated restructuring costs associated with integration activities of the Washington Division were recorded as an adjustment to the WGI purchase price allocation in accordance with the requirements of Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” (“EITF 95-3”). We began a plan (the “Plan”) to integrate and restructure the Washington Division immediately after the acquisition of WGI was finalized. We are still gathering information from which to make final decisions regarding the optimal organization of the combined company, from which additional adjustments and refinements to the Plan will arise. Upon completion of the organizational analysis and the approval of appropriate management, the Plan will be finalized. The future adjustments, whether increasing or decreasing the Plan's total value, will impact goodwill and accrued expense and other liabilities. We expect the Plan to be finalized during 2008. We are completing our Plan under the provisions of EITF 95-3. All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of URS Corporation and WGI for the years ended December 28, 2007 and December 29, 2006, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations.
Unaudited (In thousands)	Year Ended December 28, 2007	Year Ended December 29, 2006
Revenues	$9,022,612	$7,629,723
Net income	$157,858	$127,055
Basic net income per share	$1.94	$1.58
Shares used in basic net income per share	81,177	80,173
Diluted net income per share	$1.93	$1.57
Shares used in diluted net income per share	81,682	81,120

WGI’s results of operations contained $9.5 million of merger related costs through its third quarter of 2007.

NOTE 3.                      JOINT VENTURES

Consolidated Ventures

We participate in construction joint ventures, partnerships and partially-owned limited liability companies that are formed to bid, negotiate and complete specific projects. Some of these entities are majority-owned by us and are consolidated in our financial statements.  In addition, some of these entities are variable interest entities (“VIE”) as defined by FIN 46-R. Accordingly, we have consolidated those entities where we have determined that we are the primary beneficiary on a prospective basis beginning April 30, 2004.

We are a 60 percent owner and the primary beneficiary of Advatech, LLC. (“Advatech”), our most material consolidated limited liability company. Advatech provides design, engineering, construction and construction management services to its customers relating to specific technology involving flue gas desulfurization processes. We have not guaranteed any debt on behalf of Advatech; however, one of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations. Advatech’s total revenues were $434.5 million, $232.4 million, and $163.3 million for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively. In addition, the following assets of Advatech as of December 28, 2007 and December 29, 2006 were consolidated into our financial statements:

(In thousands)	December 28, 2007	December 29, 2006
Cash and cash equivalents	$27,029	$38,627
Net accounts receivable	54,932	64,839
Other assets	33,737	25,295
Total assets	$115,698	$128,761

Unconsolidated Construction Joint Ventures

We participate in unconsolidated construction joint ventures. Generally, each construction joint venture is jointly controlled by the joint venture partners. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project. Although the venture’s contract with the project owner typically requires joint and several liabilities, our agreements with our joint venture partners provide that each partner will assume and pay its full proportionate share of any losses resulting from a project. We have no significant commitments beyond completion of the contract.

We account for construction joint ventures, in which we have determined that we are not the primary beneficiary, using the equity method of accounting. Our proportionate share of the unconsolidated construction joint ventures and other unconsolidated affiliates ranges from 8% to 50%.

Other Unconsolidated Affiliates

We participate in other unconsolidated joint ventures that do not participate in construction activities in which we do not hold a controlling interest but do exercise significant influence. We have determined that we are not the primary beneficiary in these investments and we account for these investments using the equity method. The most significant of these investments is a 50% interest in an incorporated mining venture in Germany: MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants.

The tables below present the financial information of our unconsolidated construction and non-construction joint ventures and affiliates in which we do not hold a controlling interest but do exercise significant influence. As explained in Note 2, “Acquisition,” the results of operations of the Washington Division, which include MIBRAG, have been included in the tables below for the six-week period from November 16, 2007 through December 28, 2007.

(In thousands)	MIBRAG Mining Venture	Unconsolidated Construction Joint Ventures	Unconsolidated Non-Construction Joint Ventures
December 28, 2007
Current assets	$121,297	$389,104	$114,534
Noncurrent assets	$1,060,199	$5,254	$10,190
Current liabilities	$67,899	$357,430	$78,914
Noncurrent liabilities	$839,655	$—	$17,853

December 29, 2006
Current assets	$—	$94,449	$81,776
Noncurrent assets	$—	$3,395	$2,374
Current liabilities	$—	$84,373	$60,220
Noncurrent liabilities	$—	$254	$23,930

For the year ended December 28, 2007
Revenues	$66,442	$562,053	$301,913
Cost of revenues	58,882	525,074	242,666
Income from continuing operations before tax	$7,560	$36,979	$59,247

For the year ended December 29, 2006
Revenues	$—	$541,063	$377,678
Cost of revenues	—	517,531	365,764
Income from continuing operations before tax	$—	$23,532	$11,914

For the year ended December 30, 2005
Revenues	$—	$275,434	$355,790
Cost of revenues	—	254,880	343,448
Income from continuing operations before tax	$—	$20,554	$12,342

NOTE 4.                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	December 28, 2007	December 29, 2006
Equipment	$294,084	$259,215
Construction and mining equipment	198,883	12,378
Furniture and fixtures	49,401	44,328
Leasehold improvements	59,125	47,431
Construction in progress	6,553	8,897
Land and improvements (1)	584	—
	608,630	372,249
Accumulated depreciation and amortization	(250,723)	(209,107)
Property and equipment at cost, net	$357,907	$163,142

(1)	We have included a parcel of land held for sale, valued at $13.0 million, in other assets and expect to sell the land within the next year.

The majority of the property and equipment at cost are pledged as collateral for our new Senior Credit Facility (“2007 Credit Facility”).

As of December 28, 2007 and December 29, 2006, we had capitalized internal-use software development costs of $87.4 million and $67.8 million, respectively. We amortize the capitalized software costs using the straight-line method over estimated useful lives ranging from three to ten years.

Property and equipment was depreciated by using the following estimated useful lives:

Estimated Useful Lives
Equipment	3 – 10 years
Construction and mining equipment	3 – 20 years
Capital leases	3 – 10 years
Furniture and fixtures	7 – 10 years
Leasehold improvements (a)	6 months – 20 years
(a)	Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Our depreciation expense related to property and equipment for the years ended December 28, 2007, December 29, 2006, and December 30, 2005 was $44.8 million, $36.4 million, and $36.0 million, respectively.

NOTE 5.                      INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets comprise customer relationships, customer contracts, customer backlog, trade name, favorable leases and other. As of December 28, 2007 and December 29, 2006, the cost and accumulated amortization of our intangible assets were as follows:

(In thousands)	December 28, 2007	December 29, 2006
Customer relationships and backlog	$550,190	$10,778
Trade name	34,000	—
Favorable leases and other	7,660	4,850
Total	591,850	15,628
Accumulated amortization	(18,876)	(11,789)
Intangible assets, net	$572,974	$3,839

The intangible assets are amortized using the straight-line method over the following contractual or estimated economic lives.

Estimated Useful Lives
Customer relationships and backlog	6 – 14 years
Trade name	15 years
Favorable leases and other	2 – 8 years

Amortization expense of our intangible assets for the years ended December 28, 2007, December 29, 2006, and December 30, 2005 was $7.1 million, $1.5 million, and $2.5 million, respectively. The following table presents the estimated future amortization expense of intangible assets:

Estimated Future Amortization Expense (In thousands)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total
2008	$50,629	$2,267	$771	$53,667
2009	50,486	2,267	772	53,525
2010	50,472	2,267	555	53,294
2011	50,459	2,267	470	53,196
2012	50,425	2,267	235	52,927
Thereafter	283,715	22,403	247	306,365
	$536,186	$33,738	$3,050	$572,974

Goodwill

The following table presents the changes in goodwill allocated to our reportable segments from December 30, 2005 to December 28, 2007:

(In millions)	URS Division	EG&G Division	Washington Division	Total
Balance as of December 30, 2005	$503.5	$483.1	$—	$986.6
Acquisitions during the year	5.8	—	—	5.8
Adjustment of foreign pension liability	(3.3)	—	—	(3.3)
Balance as of December 29, 2006	506.0	483.1	—	989.1
Acquisitions during the year	15.9	—	2,148.4	2,164.3
Adjustment to tax deductible goodwill	(9.3)	(4.5)	—	(13.8)
Balance as of December 28, 2007	$512.6	$478.6	$2,148.4	$3,139.6

The net change of $2.2 billion for the year ended December 28, 2007 was due to:

•	an increase of $2.2 billion resulting from the WGI acquisition. See Note 2, “Acquisition,” for more detailed information related to the WGI acquisition;

•	an increase of $15.9 million resulting from our acquisition of CRI Resources, Inc., (“CRI”) a privately-held company specializing in leasing demolition and wrecking equipment;

•	a decrease of $13.8 million primarily related to tax deductible goodwill associated with deferred taxes.

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

We performed our annual goodwill impairment tests in the fourth quarter. There was no goodwill impairment during the years ended December 28, 2007, December 29, 2006 or December 30, 2005.

NOTE 6.                       INDEBTEDNESS

Indebtedness consists of the following:

	December 28, 2007	December 29, 2006
	(In thousands)

Bank term loans, net of debt issuance costs	$1,254,383	$114,000
Obligations under capital leases and equipment notes	48,664	46,688
Notes payable, foreign credit lines and other indebtedness	3,734	7,926
Total indebtedness	1,306,781	168,614
Less:
Current portion of long-term debt	17,964	19,120
Long-term debt	$1,288,817	$149,494

2007 Credit Facility

On November 15, 2007, in connection with the WGI acquisition, we entered into the 2007 Credit Facility, which provides for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit. The term loan facilities consist of a five-year term loan A of $1.1 billion and a 5½-year term loan B of $300.0 million. The revolving credit facility is a five-year facility. Term loan A and the revolving credit facility will mature and expire on November 15, 2012 and term loan B will mature on May 15, 2013. At the close of the WGI acquisition, we issued $223.6 million of letters of credit leaving $476.4 million available on our revolving credit facility.

Upon entering into the 2007 Credit Facility, we terminated and repaid the remaining $39.0 million outstanding balance on our 2005 senior credit facility (“2005 Credit Facility”).

Mandatory principal payments under the term loans began on December 28, 2007 and are due quarterly. Equal quarterly payments for term loan A will be required in aggregate annual amounts expressed as a percentage of the original principal amount of term loan A as follows:

Year	Percentage
1	5%
2	5%
3	10%
4	10%
5	70%
Total	100%

Quarterly payments for term loan B will be 0.25%, or 1% on an annual basis, until the last four quarters prior to maturity, of the original aggregate principal amount of term loan B. Over the four quarters prior to maturity, the remaining principal balance of term loan B will be payable in equal quarterly amounts. During the fourth quarter of 2007, we made payments of $125.0 million of the term loans under our 2007 Credit Facility. Consequently, we are not required to make mandatory payments until October 2009.

All loans outstanding under our 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR, plus in each case an applicable margin. The applicable margin will adjust according to a performance pricing grid based on our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), referred to as the “Consolidated Leverage Ratio.” For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expense, amounts set aside for taxes, and non-cash items and other pro forma adjustments related to permitted acquisitions and the WGI acquisition. The terms “base rate” and “LIBOR” have meanings customary for financings of this type.

As of December 28, 2007, the outstanding balance of the Tranche A term loans was $999.6 million at an interest rate of 6.79% (LIBOR rate plus an additional margin of 2.00%), and the outstanding balance of Tranche B term loans was $275.4 million at an interest rate of 7.54% (LIBOR rate plus an additional margin of 2.75%).  We did not have an outstanding balance on our revolving line of credit at year-end.  The margins may be subject to change depending on our Consolidated Leverage Ratio.

We are subject to two financial covenants, comprised of a maximum Consolidated Leverage Ratio, which is based upon the ratio of consolidated total debt to consolidated EBITDA, as defined above, and a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA. The 2007 Credit Facility also contains customary affirmative and negative covenants including without limitation, the following material covenants: restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, indebtedness, contingent liabilities, sale-leaseback transactions and investments. As of December 28, 2007, we were in compliance with all the covenants of the 2007 Credit Facility.

We have the option to prepay the term loans at anytime without penalty. The 2007 Credit Facility also requires mandatory prepayment of the loans, subject to certain exceptions, upon the sale of assets, issuance of debt, issuance of equity and creation of excess cash flow.

Substantially all of our operating domestic subsidiaries jointly and severally guarantee the 2007 Credit Facility. Our consolidated obligations are collateralized by a first priority security interest in existing personal property, including a pledge of the capital stock of our subsidiary guarantors.  Personal property and material real property we acquire in the future will also be included in the first priority security.

In conjunction with obtaining the 2007 Credit Facility, prepaid financing fees and debt issuance costs of $35.0 million were capitalized and recorded as other assets or debt issuance costs netted against long-term debt. The prepaid financing fees and debt issuance costs will be amortized over the life of the loans and the term of the revolving credit facility.

2005 Credit Facility

Our 2005 Credit Facility consisted of a six-year term loan of $350.0 million and a five-year revolving line of credit of $300.0 million, against which up to $200.0 million was available to issue letters of credit. On November 15, 2007, we terminated and repaid the remaining $39.0 million outstanding under the term loan. As of December 29, 2006, we had $114.0 million outstanding under the term loan, $61.3 million outstanding in letters of credit and no amount outstanding under the revolving line of credit.

Revolving Line of Credit

Our revolving line of credit is used to fund daily operating cash needs and to support our standby letters of credit. During the ordinary course of business, the use of our revolving line of credit is a function of collection and disbursement activities. Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which dictate, as necessary, our short-term borrowing requirements.

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Effective average interest rates paid on the revolving line of credit	8.2%	7.6%	6.3%
Average daily revolving line of credit balances	$2.3	$0.4	$2.4
Maximum amounts outstanding at any one point	$40.3	$21.8	$22.8

Other Indebtedness

11½% Senior Notes (“11½% notes”). On September 15, 2006, we redeemed and retired the outstanding amount of $2.8 million of our 11½% notes.

Notes payable, foreign credit lines and other indebtedness.  As of December 28, 2007 and December 29, 2006, we had outstanding amounts of $3.7 million and $7.9 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted average interest rates of the notes were approximately 6.5% and 6.1% as of December 28, 2007 and December 29, 2006, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees. As of December 28, 2007, we had $15.0 million in lines of credit available under these facilities, with no amount outstanding. As of December 29, 2006, we had $13.8 million in lines of credit available under these facilities, with $4.6 million outstanding. The interest rate was 6.2% as of December 29, 2006.

Capital Leases and equipment notes. As of December 28, 2007 and December 29, 2006, we had approximately $48.7 million and $46.7 million in obligations under our capital leases and equipment notes, respectively, consisting primarily of leases and notes for office equipment, computer equipment and furniture.  As of December 28, 2007 and December 29, 2006, approximately $25.9 million and $26.9 million of these obligations, respectively, were structured as notes payable.

Maturities

As of December 28, 2007, the amounts of our long-term debt outstanding (excluding capital leases and equipment notes) that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$870
Second year	6,585
Third year	107,060
Fourth year	106,864
Fifth year	898,843
Thereafter	137,895
$1,258,117

As of December 28, 2007, the amounts of capital leases and equipment notes that mature in the next five years and thereafter were as follows:

(In thousands)	Capital Leases and Equipment Notes
Less than one year	$18,109
Second year	13,598
Third year	10,417
Fourth year	6,466
Fifth year	2,039
Thereafter	219
Total minimum lease payments	50,848
Less: amounts representing interest	2,184
Present value of net minimum lease payments	$48,664

Interest Rate Swaps

 Our debt is predominantly floating-rate. We manage interest rate risk on our 2007 Credit Facility by entering into interest rate swaps. At December 28, 2007, the estimated current market value of the 2007 Credit Facility, based on then-current interest rates for similar obligations with like maturities, was approximately $9.5 million less than the amount reported on our Consolidated Balance Sheet.

As of December 28, 2007, we had three floating-for-fixed interest rate swaps with notional amounts totaling $900.0 million to hedge against floating interest rates associated with a portion of our 2007 Credit Facility. The swaps effectively hedge our floating-rate debt exposure on $900.0 million through 2008, $400.0 million through 2009, and $200.0 million during 2010. As of December 28, 2007, the fair value of our swaps was $3.9 million, which was recorded in accrued expenses and other. No amount was recorded in earnings due to ineffectiveness. We expect to reclassify amounts recorded in accumulated other comprehensive income to earnings in 2008 and expect to continue to do so going forward as earnings are impacted by the variability of cash flows.

The fair value of our interest rate swaps, which was derived using a valuation model.

Costs Incurred for Extinguishment of Debt

The write-off of the prepaid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income. We incurred the following costs to extinguish our 2005 Credit Facility, 2002 Credit Facility, 6½% convertible subordinated debentures (“6½% debentures”), 11½% notes, and 12¼% senior subordinated notes (“12¼% notes”) due 2009 during the years ended December 28, 2007, December 29, 2006 and December 30, 2005.

	Year Ended December 28, 2007
(In thousands)	2005 Credit Facility	6 ½% Debentures	11½% Notes	12¼% Notes	Total
Write-off of debt issuance costs and discounts	$2,897	$—	$—	$—	$2,897
Tender/Call premiums and expenses	—	—	—	—	—
Total	$2,897	$—	$—	$—	$2,897

	Year Ended December 29, 2006
	2002 Credit Facility	6 ½% Debentures	11½% Notes	12¼% Notes	Total
Write-off of debt issuance costs and discounts	$—	$—	$—	$—	$—
Tender/Call premiums and expenses	—	—	162	—	162
Total	$—	$—	$162	$—	$162

	Year Ended December 30, 2005
	2002 Credit Facility	6 ½% Debentures	11½% Notes	12¼% Notes	Total
Write-off of debt issuance costs and discounts	$6,012	$16	$7,528	$149	$13,705
Tender/ Call premiums and expenses	—	—	18,813	613	19,426
Total	$6,012	$16	$26,341	$762	$33,131

NOTE 7.                      INCOME TAXES

The components of income tax expense were as follows:

( In thousands)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Current:
Federal	$6,156	$65,413	$37,711
State and local	13,537	20,756	11,240
Foreign	8,073	7,332	2,688
Subtotal	27,766	93,501	51,639

Deferred:
Federal	70,182	(5,070)	8,522
State and local	552	(633)	853
Foreign	(1,246)	(3,005)	(654)
Subtotal	69,488	(8,708)	8,721
Total income tax expense	$97,254	$84,793	$60,360

The income (loss) before income taxes and minority interest, by geographic area, was as follows:

(In thousands)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December30,2005
Income (loss) before income taxes and minority interest:
United States	$228,747	$191,384	$134,223
International	6,307	7,665	8,612
Total income before income taxes and minority interest	$235,054	$199,049	$142,835

As of December 28, 2007, we have remaining tax deductible goodwill of $591.3 million resulting from WGI’s previous acquisitions prior to our acquisition of WGI; as well as our acquisitions of Dames & Moore, EG&G, and Lear Siegler. The amortization of this tax goodwill is deductible over various periods ranging up to 7.5 years. The tax deduction for goodwill for 2008 will be $86.4 million. The amount of the tax deduction for goodwill decreases slightly over the next six years, and ends after 7.5 years. As of December 28, 2007, our federal net operating loss (“NOL”) carryover, per income tax returns filed or to be filed, was approximately $409.4 million; most of the NOL was generated by recently acquired companies (WGI and CRI). Use of this NOL is subject to an annual limitation which will depend upon taxable income being generated by these acquired companies. In addition to the federal NOL, there are state income tax NOL carryovers as of December 28, 2007, in various states which would reduce state taxes payable in those states by an approximate value of $40.6 million. There are also NOL carryovers in various foreign taxing jurisdictions as of December 28, 2007, of approximately $275.5 million. Use of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future within the state or foreign taxing jurisdiction.

The significant components of our deferred tax assets and liabilities were as follows:

Deferred tax assets/(liabilities) resulting from:

(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005
Current:
Receivable allowances	$7,850	$6,549	$5,185
Net operating losses	34,676	—	—
Timing of income from partnerships and limited liability companies	25,799	2,582	2,118
Foreign subsidiaries’ accruals	614	1,530	1,976
Estimated loss accruals	41,104	13,319	12,042
State income taxes	4,720	709	2,575
Payroll-related accruals	57,511	26,023	13,539
Self-insurance reserves	11,289	—	—
Other accrual and reserves	861	751	—
Unearned revenue	12,620	2,532	—
Deferred compensation and pension accruals	2,978	—	—
Proposal costs on pending contract awards	3,031	—	—
Other	7,751	4,034	3,395
Gross current deferred tax assets	210,804	58,029	40,830
Valuation allowance	(23,040)	—	—
Current deferred tax assets	187,764	58,029	40,830
Revenue on retained accounts receivable	(17,962)	(3,428)	(547)
Costs and accrued earnings in excess of billings on contracts in process	(11,338)	(13,722)	(18,742)
Prepaid expenses	(4,297)	(4,332)	(2,865)
Market value adjustment on acquired assets	(20,279)	—	—
Current deferred tax liabilities	(53,876)	(21,482)	(22,154)
Net current deferred tax assets	$133,888	$36,547	$18,676

(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005
Non-Current:
Deferred compensation and pension liabilities	$71,256	$32,682	$21,756
Self-insurance reserves	42,138	7,617	8,785
Property, plant and equipment	8,532	1,467	—
Foreign tax credits	56,142	5,380	5,470
Income tax credits	22,474	2,508	2,859
Rental accruals	6,445	6,062	5,937
Net operating losses	195,994	4,169	7,718
Goodwill	—	2,424	—
Other reserves	7,394	9,155	8,745
Other	3,613	3,905	2,736
Acquisition restructuring reserves	8,391	—	—
Gross non-current deferred tax assets	422,379	75,369	64,006
Valuation allowance	(78,711)	(630)	(454)
Net non-current deferred tax assets	343,668	74,739	63,552
Acquisition restructuring reserve	—	—	(2,019)
Goodwill and other intangibles	(278,007)	(63,173)	(46,701)
Investment in affiliates	(43,822)	—	—
Subsidiary outside basis difference	(133,923)	—	—
Market value adjustment on acquired assets	(3,672)	—	—
Property, plant and equipment	(21,147)	(19,832)	(25,920)
Self-insurance reserves	—	(1,276)	(1,352)
Accumulated accretion	—	(2,804)	(2,280)
Insurance subsidiary basis difference	—	(2,562)	(2,357)
Other accruals	(155)	(2,900)	(2,708)
Non-current deferred tax liabilities	(480,726)	(92,547)	(83,337)
Net non-current deferred tax liabilities	$(137,058)	$(17,808)	$(19,785)

Our deferred tax assets arose from temporary differences in the recognition of accruals, primarily compensation and loss-related accruals, and receivable allowances. Our deferred tax assets and liabilities changed significantly in the fourth quarter of 2007 primarily as the result of our acquisition of WGI.

As of December 28, 2007, undistributed earnings of our foreign operations totaling $18.7 million were considered to be indefinitely reinvested outside of our home tax jurisdiction. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes - Special Areas," since it is our intention to utilize those earnings in our foreign operations. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision to repatriate the earnings is made.  For those foreign operations where we do not consider the undistributed earnings to be permanently reinvested, we had accrued deferred U.S. taxes on those earnings.

The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

(In thousands)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Federal income tax expense based upon federal statutory tax rate of 35%	$82,268	$69,669	$49,992
Non-deductible meals and entertainment	843	1,014	1,648
Other non-deductible expenses	2,941	1,341	1,102
Federal and state tax credits	(1,234)	(457)	(1,616)
Foreign earnings taxed at rates lower than U.S. statutory rate	700	925	35
State taxes, net of federal benefit	11,529	10,701	9,913
Other adjustments	207	1,600	(714)
Total income tax expense	$97,254	$84,793	$60,360

The effective income tax rates for the years ended December 28, 2007, December 29, 2006, and December 30, 2005 are as follows:

Year Ended	Effective Income Tax Rates
December 28, 2007	41.4%
December 29, 2006	42.6%
December 30, 2005	42.3%

The decrease in our effective tax rate for the year ended December 28, 2007 compared with the corresponding period last year related primarily to differences between amounts previously estimated for state income taxes and amounts reported on the tax returns. The differences became known as the tax returns were finalized and filed. The differences this year resulted in a decrease in income tax expense for the year ended December 28, 2007. However, the same analysis completed in 2006 resulted in an increase in income tax expense for the year ended December 29, 2006. The amounts estimated for state income taxes in 2006 were lower than the amounts reported on the tax returns in 2006.

As of December 28, 2007, we had $39.7 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2007 were $9.6 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Amounts
Unrecognized tax benefits as of December 29, 2006	$20,138
Gross increase – tax positions in prior years	2,340
Gross decrease – tax positions in prior years	(1,179)
Gross increase – current period tax positions	1,534
Settlements	(3,403)
Lapse of statute of limitations	(687)
Unrecognized tax benefits acquired in current year	20,924
Unrecognized tax benefits as of December 28, 2007	$39,667

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense. During the year ended December 28, 2007, we recognized $1.0 million in interest and $0.4 million in reduced penalties. In addition, there was a decrease of $5.6 million in interest due to settlements of unrecognized tax benefits. We accrued approximately $2.8 million and $0.8 million of interest and penalties as of December 28, 2007. With respect to the unrecognized tax benefits acquired in the current year, a significant portion of those benefits relate to years currently under audit by the taxing jurisdictions where those benefits were claimed. We do not anticipate that those audits will be resolved in the next twelve months.With a few exceptions in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

It is reasonably possible that some tax audits will be resolved within the next twelve months. The settlement of these audits could result in a change to the unrecognized tax benefits from zero to $1.4 million.

NOTE 8.                      EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Contribution Plans

We maintain several defined contribution retirement plans for the URS Division, EG&G Division and Washington Division. Participation in these plans is available to substantially all salaried, hourly and part-time employees, and employees covered by collective bargaining agreements. The defined contribution plans are qualified, maintained and operated in compliance with Employee Retirement Income Security Act (“ERISA”). Cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan.

The primary defined contribution plans, including the URS Corporation 401(k) Plan, the Washington Group International, Inc. 401(k) Plan and the Washington Government Environmental Services Savings Plan (“401(k) Plans”) have been established for the benefit of the participants’ retirement savings. Employer contributions to the 401(k) Plans are made at the discretion of the Board of Directors and in accordance with the Plan documents.

We made contributions of $18.9 million, $21.2 million and $15.9 million to the 401(k) Plans and other defined contribution plans during the years ended December 28, 2007, December 29, 2006 and December 31, 2005, respectively.

Some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees.  We made contributions in the amounts of approximately $9.4 million, $6.7 million and $6.0 million for the years ended December 28, 2007, December 29, 2006 and December 31, 2005, respectively.

Deferred Compensation Plans

We maintain various deferred compensation plans and a restoration plan for the Washington Division executives. The Voluntary Deferred Compensation Plan allows for deferral of salary and incentive compensation beyond amounts allowed under the Washington Division 401(k) plan. The Washington Group International, Inc. Restoration plan  provides matching contributions on compensation not eligible for matching contributions under the WGI 401 (k) plan. We also maintain various deferred compensation plans. As of December 28, 2007 and December 29, 2006, the accrued benefit amounts were $29.3 million and $2.9 million, respectively, and are included in pension, post-retirement and other benefit obligations.

Multiemployer Pension Plans

As a result of the WGI acquisition, we now participate in various construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under ERISA, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate. The contributions to these plans were $6.2 million for the six-weeks ended December 28, 2007.

Defined Benefit and Post-retirement Benefit Plans

Incremental Effect of Applying SFAS 158

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

(In thousands)	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Liabilities:
Current portion of accrued pension liability included in accrued expenses and other	$1,027	$—	$1,027
Accrued pension liability included in other long-term liabilities	64,609	7,082	71,691
Deferred tax liabilities	20,532	(2,725)	17,808
Stockholders’ equity:
Accumulated other comprehensive income (loss)	719	(4,357)	(3,638)

Domestic Pension and Supplemental Executive Retirement Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.

Corporate

During December 2006, we entered into an amended and restated Supplemental Executive Retirement Agreement (the “Executive Plan”) to provide the CEO with an annual lifetime retirement benefit and other benefits. Benefits are based on the CEO's final average annual compensation and his age at the time of his employment termination. As there is no funding requirement for the Executive Plan, the plan is “unfunded,” as that term is used in  ERISA. However, we are obligated to fund the benefit payable into a rabbi trust upon receiving a 15-day notice from the CEO, or upon his death or the termination of his employment for any reason. As of December 28, 2007 and December 29, 2006, there were no plan assets under the Executive Plan.

URS Division

The URS Division maintains two non-qualified defined benefit plans, a supplemental executive retirement plan and a salary continuation agreement (the “Radian SERP and SCA”), which were acquired as part of the Dames & Moore Group, Inc. acquisition in 1999. These unfunded benefit plans cover a selected group of URS Division’s employees and former employees to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements. The Radian SERP and SCA provide benefits based on fixed amounts of historical compensation and therefore, increases in compensation do not need to be considered in our calculation of the projected benefit obligation or periodic pension cost related to these plans. As of December 28, 2007 and December 29, 2006, there were no plan assets under the Radian SERP and SCA as these plans are unfunded. However, at December 28, 2007 and December 29, 2006, we had designated and deposited $6 thousand and $0.8 million, respectively, in a grantor trust account for the Radian SERP. Such trust does not cause the plan to cease to be “unfunded” for ERISA purposes, because the assets of the trust may be reached by creditors in the event of insolvency or bankruptcy of the plan sponsor. The decrease in our designated deposit balance from December 29, 2006 to December 28, 2007 was due to benefit payments made during fiscal 2007.

EG&G Division

The EG&G Division maintains a defined pension plan (the “EG&G Pension Plan”) to cover some of the EG&G Division’s hourly and salaried employees as well as the EG&G employees of a joint venture in which the EG&G Division participates. The EG&G Pension Plan provides retirement benefit payments for the life of participating retired employees. The EG&G Pension Plan was frozen to new participants on June 30, 2003. The EG&G Pension Plan participants become 100% vested in their accrued benefits upon the earlier of (i) five years of service or (ii) attainment of age 45 while employed by EG&G.

Washington Division

As part of the WGI acquisition, we assumed the WGI defined benefit pension plans and unfunded supplemental retirement plans, which primarily cover groups of current and former employees of the Washington Division. Qualified plan assets are invested in a master pension trust that invests primarily in publicly traded common stocks, bonds, government securities and cash equivalents. Benefits provided to all participants under the pension plans were frozen effective December 31, 2005. No new employees will be eligible to participate in these plans. Accrued pension benefits are based on pay and service through December 31, 2005.

Valuation

We measure our pension costs according to actuarial valuations and the projected unit credit method is used to determine pension costs for financial accounting purposes. The discount rates for the pension and supplement retirement plans were derived using an actuarial “bond model”. The model assumes that we purchase bonds with a credit rating of AA or better by Moody’s at prices based on a current bond yield and bond quality. The annual cash flows from the bonds are used to cover the projected benefits under the pension plan. The model develops the yield on this portfolio of bonds as of the measurement date. Sixty years of projected benefit payments are examined. Any residual benefit payments are deemed to be immaterial to the results. If cash flows from the bond portfolio exceed the benefit payments in early years, the initial value of the portfolio is adjusted to reflect the present value of the excess cash flow. The weighted average of the bond yields is determined based upon the estimated retirement payments in order to derive the discount rate used in calculating the present value of the pension plan obligations. The discount rates were derived and are compared to the discount rates used by other publicly traded companies. The discount rates are deemed reasonable if it falls within the 25th to 75th percentile of all discount rates used.

The discount rate for the unfunded supplement retirement plan and salary continuation plan was derived using the bond model and was adjusted for the benefit duration of 8.26 and 4.66 years, excluding newly acquired Washington Division.  The Citigroup Pension Discount Spot Rate Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date. The yield differential was applied to the bond model rate to derive the discount rate.

Our estimates of benefit obligations and assumptions used to measure those obligations for the domestic pension and unfunded supplement retirement plans as of December 28, 2007 and December 29, 2006, were as follows:

(In thousands, except percentages)	December 28, 2007	December 29, 2006
Change in Benefit Obligation ("BO"):
BO at beginning of year	$195,764	$190,508
Service cost	7,326	7,885
Interest cost	12,097	10,420
Benefits paid and expenses	(8,927)	(7,824)
Liabilities assumed from the WGI acquisition	89,722	—
Actuarial (gain) loss	(22,466)	(5,225)
Benefit obligation at end of year	$273,516	$195,764

Change in plan assets:
Fair value of plan assets at beginning of year	$135,694	$123,671
Actual return on plan assets	7,945	12,091
Employer contributions	9,555	7,756
Assets obtained from the WGI acquisition	39,061	—
Benefits paid and expenses	(8,927)	(7,824)
Fair value of plan assets at end of year	$183,328	$135,694

Under funded status reconciliation:
Under funded status	$90,188	$60,070
Net amount recognized	$90,188	$60,070

Amounts recognized in our balance sheet consist of:
Accrued benefit liability included in current liabilities	$4,765	$1,027
Accrued benefit liability included in other long-term liabilities	85,423	59,043
Net amount recognized	$90,188	$60,070

Additional information:
Amount included in other comprehensive income	$17,973	$5,106
Accumulated benefit obligation	$268,315	$189,432

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.75%	5.90%
Rate of compensation increase	4.50%	4.50%
Measurement date	12/28/2007	12/29/2006

Net periodic pension costs included the following components for the years ended December 28, 2007, December 29, 2006, and December 30, 2005.

	Year Ended December 28,	Year Ended December 29,	Year Ended December 30,
(In thousands, except percentages)	2007	2006	2005
Service cost	$7,326	$7,885	$6,925
Interest cost	12,097	10,420	9,175
Expected return on assets	(11,780)	(10,396)	(9,176)
Amortization of prior service cost	(2,073)	(1,965)	(2,073)
Recognized actuarial loss	1,414	1,099	800
Net periodic cost	$6,984	$7,043	$5,651

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.86%	5.69%	5.75%
Rate of compensation increase	4.50%	4.54%	4.50%
Expected long-term rate of return on plan assets (1)	8.50%	8.50%	8.50%
Measurement dates	12/29/2006	12/30/2005	10/31/2004

(1)
Our assumption used in determining the expected long-term rate of return on plan assets was based on an actuarial analysis. This analysis includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy, given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent analysis, our expected long-term rate of return assumption for our plans will remain at 8.5%.

The pension plan asset allocations at December 28, 2007 and December 29, 2006 by asset category were as follows:

	December 28, 2007	December 29, 2006
Asset Category:
Equity securities (1)	57.5%	54.4%
Properties	—%	1.9%
Fixed-income securities	42.5%	42.1%
Cash	—%	1.6%
Total	100%	100%

(1)	Equity securities do not include investment in our common shares at both December 28, 2007 and December 29, 2006, except for possible investments made indirectly through indexed mutual funds.

We maintain our target allocation percentages based on our investment policy established for the pension plans, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long-term objective of funding at or near to the projected benefit obligation. The current target asset allocation is as follows:

Current Target Asset Allocation
Fixed-income securities	45%
Domestic equity	45%
Non-U.S. equity	10%

We expect to make cash contributions during 2008 of approximately $15.1 million to the pension plans.

As of December 28, 2007, the estimated portions of the net loss and the prior service credit in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $46 thousand and $2.1 million, respectively.  In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For the Years Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2008	$13,686
2009	29,394
2010	15,319
2011	16,235
2012	17,419
Next five fiscal years thereafter	101,925
$193,978

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans). Post-retirement benefit plans provide medical and life insurance benefits to employees that meet eligibility requirements. All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.

EG&G Division

The EG&G Division maintains a post-retirement medical plan (the “EG&G Post-retirement medical plan”) to cover some of the EG&G Division’s hourly and salaried employees as well as the EG&G employees of a joint venture in which the EG&G Division participates.

Washington Division

As part of the WGI acquisition, we assumed WGI’s post-retirement benefit plans. All benefits provided under company-sponsored health care and life insurance plans are frozen. We have reserved the right to amend or terminate the post-retirement benefits currently provided under the plans and may increase retirees’ cash contributions at any time.

Valuation

EG&G Division

Based on an analysis of the Medicare Act, FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (“FSP 106-2”)  and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees are not actuarially equivalent to Medicare Part D and therefore, our measures of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit costs of our post-retirement plans do not reflect any amount associated with the subsidy. We measure our post-retirement benefit costs according to actuarial valuations and the projected unit credit method is used to determine post-retirement benefit costs for financial accounting purposes.

The discount rate was derived using a “bond model” and adjusted for the benefit duration of 9.72 years. The Citigroup Pension Discount Spot Rate Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date. The yield differential was applied to the bond model rate to derive the discount rate.

Washington Division

Based on an analysis of the Medicare Act, FSP 106-2, and facts available to us, we formed a conclusion that the majority of the health care benefits we provide to retirees in two of the Washington Division retiree medical plans are actuarially equivalent to Medicare Part D and therefore, our measures of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit costs of our post-retirement plans reflect amounts associated with the subsidy. We measure our post-retirement benefit costs according to actuarial valuations and the projected unit credit method is used to determine post-retirement benefit costs for financial accounting purposes.

The discount rate was derived using a “bond model” and adjusted for the benefit duration for each plan. The Citigroup Pension Discount Spot Rate Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date. The yield differential was applied to the bond model rate to derive the discount rate.

Our estimates of aggregated benefit obligations and assumptions used to measure those obligations of the post-retirement benefit plans at December 28, 2007 and December 29, 2006 were as follows:

(In thousands)	December 28, 2007	December 29, 2006
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$5,495	$5,319
Service cost	232	252
Interest cost	579	305
Participant contributions	532	299
Liabilities assumed from the WGI acquisition	40,602	—
Exchange rate changes	(5)	—
Benefits paid and expenses	(590)	(317)
Actuarial (gain) loss	(4,949)	(363)
Accumulated post-retirement benefit obligation at end of year	$41,896	$5,495

Change in plan assets:
Fair value of plan assets at beginning of year	$3,506	$3,198
Actual return on plan assets	46	308
Employer contributions	58	18
Participant contributions	532	299
Benefits paid and expenses	(590)	(317)
Fair value of plan assets at end of year	$3,552	$3,506

Funded status reconciliation:
Unfunded status	$38,344	$1,989
Net amount recognized	$38,344	$1,989

Amounts recognized in our balance sheet consist of:
Noncurrent assets	$(1,407)	$—
Accrued post-retirement benefit liability included in current liabilities	3,749	—
Accrued post-retirement benefit liability included in other long-term liabilities	36,002	1,989
Net amount recognized	$38,344	$1,989

	December 28, 2007	December 29, 2006
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.48%	5.90%
Rate of compensation increase	N/A	N/A
Measurement date	12/28/2007	12/29/2006

Net periodic post-retirement benefit costs included the following components for the years ended December 28, 2007, December 29, 2006, and December 30, 2005.

	Year Ended December 28,	Year Ended December 29,	Year Ended December 30,
(In thousands, except for percentages)	2007	2006	2005
Service cost	$232	$252	$268
Interest cost	579	305	275
Expected return on assets	(291)	(272)	(261)
Recognized actuarial loss	—	93	73
Net periodic cost	$520	$378	$355

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.90%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets (1)	8.50%	8.50%	8.50%
Measurement dates	12/29/2006	12/30/2005	12/31/2004

(1)   Our assumption used in determining the expected long-term rate of return on plan assets was based on an actuarial analysis. This analysis includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy, given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent analysis, our expected long-term rate of return assumption for our post-retirement benefit plans will remain at 8.5%.

	December 28, 2007	December 29, 2006
Assumed health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	9.08%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care costs trend rates have a significant effect on the health care plan. A one percentage point change in assumed health care costs trend rates would have the following effects on net periodic cost for the year ended December 28, 2007 and the accumulated post-retirement benefit obligation as of December 28, 2007:

	1% Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$17	$(15)
Effect on post-retirement benefit obligation	1,865	(1,660)

Our post-retirement benefit plan asset allocations at December 28, 2007 and December 29, 2006 by asset category were as follows:

	December 28, 2007	December 29, 2006
Asset Category:
Equity securities (1)	55.6%	56.4%
Fixed-income securities	44.4%	43.6%
Cash	—%	—%
Total	100%	100%

(1)	Equity securities do not include investment in our common shares at both December 28, 2007 and December 29, 2006, except for possible investments made indirectly through indexed mutual funds.

We maintain our target allocation percentages based on our investment policy established for the post-retirement benefit plans, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long-term objective of funding at or near to the accumulated post-retirement benefit obligation.  The WGI’s post-retirement benefit plans are unfunded. The current target asset allocation is as follows:

Current Target Asset Allocation
Fixed income	45%
Domestic equity	45%
Non-U.S. equity	10%

We currently expect to make cash contributions of approximately $3.7 million to the post-retirement benefit plans for 2008.

As of December 28, 2007, the estimated portions of the net gain and the prior service cost (credit) in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $0.2 million and $0, respectively.  In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For the Years Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2008	$3,898
2009	3,934
2010	3,966
2011	3,987
2012	3,939
Next five fiscal years thereafter	18,472
$38,196

Foreign Defined Pension Plan

URS Division

As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Plan in the United Kingdom (“Final Salary Pension Fund”). The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses. We determined the funding costs of the Final Salary Pension Fund using the most recent April 2004/triennial actuarial valuation. The projected unit credit method is used to determine our pension cost for financial accounting purpose. On December 21, 2006, we made a decision pursuant to a formal curtailment plan to eliminate the accrual of defined benefits for all future benefits under the Final Salary Pension Fund. Future funding requirements will be determined by the next triennial actuarial valuation.

Valuation

The discount rate for the Final Salary Pension Fund was derived based on the Barclays Capital AA Corporate Bond Index with considerations of the currency and term of the Final Salary Pension Plan.

Our estimates of benefit obligations and assumptions used to measure those obligations for the Final Salary Pension Fund at December 28, 2007 and December 29, 2006 were as follows:

(In thousands, except percentages)	December 28, 2007	December 29, 2006
Change in PBO:
PBO at the beginning of year	$21,623	$18,957
Service cost	—	975
Interest cost	1,057	975
Participant contributions	—	110
Curtailment gain (1)	—	(1,290)
Actuarial (gain) loss	(734)	1,937
Exchange rate changes	440	—
Benefit paid	(23)	(41)
PBO at the end of year	$22,363	$21,623

Change in plan assets:
Fair value of the plan assets at the beginning of year	$10,963	$9,669
Employer contributions	722	472
Participant contributions	—	110
Actual return on plan assets	(486)	753
Exchange rate changes	225	—
Benefits paid	(23)	(41)
Fair value of the plan assets at the end of year	$11,401	$10,963

Funded status reconciliation:
Unfunded status	$10,962	$10,659
Net amount recognized	$10,962	$10,659

Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$10,962	$10,659
Net amount recognized	$10,962	$10,659

Additional information:
Amount included in other comprehensive income arising from a change in minimum pension liability	$161	$147
Accumulated benefit obligation	$22,363	$21,623

Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	5.60%	5.00%
Rate of compensation increase	N/A	4.20%
Expected long-term rate of return on plan assets	4.50%	4.50%
Mortality	PXA92	PXA92
Measurement date	12/28/2007	12/31/2006

(1)
Pursuant to a formal curtailment plan to eliminate the accrual of defined benefits for all future services, the Final Salary Pension Fund reflects a curtailment gain of $1.3 million, which decreased the projected benefit obligation and decreased the unrecognized actuarial net loss.

Components of net periodic pension costs for the years ended December 28, 2007 and December 29, 2006 were as follows:

	Year Ended December 28,	Year Ended December 29,
(In thousands, except percentages)	2007	2006
Service cost	$—	$910
Interest cost	1,057	910
Expected return on plan assets	(498)	(419)
Amortization of:
Net actuarial loss	194	183
Net pension cost	$753	$1,584

Weighted-average assumptions to determine net periodic pension cost for years ended:
Discount rate	5.60%	5.00%
Rate of compensation increase	N/A	3.80%
Expected long-term rate of return on plan assets (1)	4.50%	4.50%
Mortality	PXA92	PXA92
Measurement date	12/31/2006	12/31/2005

(1)  Our assumption used in determining the expected long-term rate of return on assets was based on the long-term expectation for each asset class at the measurement date. The Final Salary Pension Fund assets are all invested in an insurance policy based on the estimated long-term expected rate of return on this contract. The expected long-term rate of return was 4.5%, net of expenses.

The Final Salary Pension Fund asset allocations at December 28, 2007 and December 29, 2006 by asset category were as follows:

	December 28, 2007	December 29, 2006
Asset Category:
Equity securities (1)	36.0%	30.0%
Properties	31.0%	26.0%
Fixed-income securities	27.0%	23.0%
Cash	6.0%	21.0%
Total	100%	100%

(1)	Equity securities do not include investment in our common shares at December 28, 2007, except for possible investments made indirectly through indexed mutual funds.

The allocation percentages are based on our investment strategy established for the Final Salary Pension Fund, which is designed to achieve a long-term objective of return, while minimizing downside risk. Our investment strategy was reviewed in 2005 and the current target asset allocation is as follows:

Current Target Asset Allocation
Equity securities	30%
Properties	25%
Fixed-income securities	35%
Cash	10%

We made cash contributions of approximately $0.7 million during 2007 and we currently expect to make cash contributions of approximately $0.7 million to the Final Salary Pension Fund for year 2008.

As of December 28, 2007, the estimated portions of the net gain and the prior service cost (credit) in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $0.2 million and $0, respectively. In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For Years Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2008	$16
2009	20
2010	24
2011	32
2012	36
Next five fiscal years thereafter	601
$729

NOTE 9.	STOCKHOLDERS’ EQUITY

Stock-based Compensation

On October 12, 1999, our stockholders approved the 1999 Equity Incentive Plan (“1999 Plan”). An aggregate of 1.5 million shares of common stock initially were reserved for issuance under the 1999 Plan, and the 1999 Plan provides for an automatic reload of shares every July 1 through 2009 equal to the lesser of 5% of the outstanding common stock or 1.5 million shares. On March 26, 1991, our stockholders approved the 1991 Stock Incentive Plan (“1991 Plan”). The 1991 Plan provided for the grant of up to 3.3 million restricted shares, stock units and options. When the 1999 Plan was approved, the remaining shares available for grant under the 1991 Plan were added to the 1999 Plan (collectively, the “Stock Incentive Plans”). The 1991 Plan is currently inactive, but there are still shares outstanding under the Plan. As of December 28, 2007, we had reserved approximately 11.1 million shares and had issued options and restricted stock awards and units in the aggregate amount of approximately 8.8 million shares under the 1999 Plan.

On March 26, 2007, our Board of Directors approved a common stock repurchase program. Under this program, we may repurchase up to one million shares of our common stock plus the cumulative number of additional shares issued or deemed issued under our equity incentive plan and employee stock purchase plan for the period from December 30, 2006 through January 1, 2010 (excluding shares issued upon the exercise of options issued prior to December 30, 2006). Pursuant to our 2007 Credit Facility, we are subject to covenants that will limit our ability to repurchase our common stock. We have not made any repurchases through this publicly announced repurchase program for the year ended December 28, 2007.

Adoption of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”)

We adopted SFAS 123(R) on December 31, 2005, the beginning of our 2006 fiscal year, using the modified prospective transition method. Upon adoption of SFAS 123(R), we recorded stock-based compensation expense for all stock-based compensation awards granted prior to, but not yet recognized as of December 31, 2005 based on the fair value at the grant date in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” For the share-based payment awards granted after December 31, 2005, we recorded stock-based compensation expense based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

We used the Black-Scholes option pricing model to measure the estimated fair value of stock-based option awards issued under our Stock Incentive Plans and our Employee Stock Purchase Plan (“ESPP”). Prior to the adoption of SFAS 123(R), we recorded stock-based compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no stock option expense was recognized as general and administrative (“G&A”) expenses as the exercise price was the closing market value of the common stock on the day before the grant date. As a result, the recognition of stock-based compensation expense in fiscal year 2005 was limited to the expense attributed to restricted stock awards.

We recognize stock-based compensation expense, net of estimated forfeitures, over the service periods (generally vesting periods of three to four years) of the stock-based compensation awards on a straight-line basis in G&A expenses in our Consolidated Statements of Operations and Comprehensive Income. Stock option awards expire ten years from the date of grant. Stock options, restricted stock awards and restricted stock units vest over service periods that range from three to four years. SFAS 123(R) requires the estimation of forfeitures at the time of grant and then re-measurement at least annually in order to estimate the amount of share-based awards that will ultimately vest. We estimate the forfeiture rate based on our historical experience. No stock-based compensation expense related to our ESPP was recognized during the years ended December 28, 2007 and December 29, 2006 because our ESPP qualifies as a non-compensatory plan under SFAS 123(R).

The following table presents our stock-based compensation expenses related to restricted stock awards, units and options, and the related income tax benefits recognized for the years ended December 28, 2007, December 29, 2006, and December 30, 2005.

	Years Ended
(In millions)	December 28, 2007	December 29, 2006	December 30, 2005
Stock-based compensation expenses:
Restricted stock awards and units	$22.5	$11.8	$6.1
Stock options	2.6	6.6	—
Stock-based compensation expenses	$25.1	$18.4	$6.1
Total income tax benefits recognized in our net income related to stock-based compensation expenses	$9.7	$6.9	$2.4

The following table presents the reduction in our income before income taxes, net income, and basic and diluted earnings per share as a result of adopting SFAS 123(R).

(In millions, except per share data)	Year Ended December 29, 2006
Income before income taxes	$6.6
Net income	$3.8
Basic earnings per share	$.07
Diluted earnings per share	$.07

Prior to the adoption of SFAS 123(R), we presented the tax benefits from exercises and vesting of stock-based compensation awards in operating cash flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation expense recognized for these stock-based compensation awards are classified as a financing cash inflow and as an operating cash outflow. Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the years ended December 28, 2007, December 29, 2006, and December 30, 2005 were $19.2 million, $24.0 million, and $38.9 million, respectively.

Employee Stock Purchase Plan

Effective January 1, 2006, we modified our ESPP to allow employees to purchase shares of our common stock through payroll deductions of up to 10% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods.  The offering periods commence on January 1 and July 1 of each year. Accordingly, we did not recognize any compensation expense for common stock purchased through our ESPP. Prior to the adoption of SFAS 123(R), we also did not recognize any compensation expense for common stock issued to employees through our ESPP in accordance with a specific exception under APB 25.

For the years ended December 28, 2007, December 29, 2006 and December, 2005, employees purchased 223,454, 381,113, and 549,967 shares under our ESPP, respectively.

Restricted Stock Awards and Units

Since our adoption of SFAS 123(R) to minimize the volatility of our stock-based compensation expense associated with SFAS 123(R), we have issued only restricted stock awards and units, rather than stock options, to selected employees in order to minimize the volatility of our stock-based compensation expense. Restricted stock awards and units generally vest over service periods that range from three to four years. Generally, there is no acceleration in vesting upon retirement. We generally issue restricted stock awards (“RSAs”) to domestic employees and restricted stock units (“RSUs”) to foreign employees. The major distinction between RSAs and RSU is the timing of stock issuance. With RSAs stock is issued at the grant date with vesting conditions to be met while stock under RSUs is issued at vesting. During the fiscal years 2006 and 2007, we also awarded restricted stock awards and units with both a service vesting condition and a performance vesting condition. The performance vesting condition was determined based on the achievement of annual financial targets established at the beginning of the fiscal year.

We continue to record compensation expense related to restricted stock awards and units over the applicable vesting periods as required previously under APB 25 and now under SFAS 123(R). Such compensation expense was measured at the fair market value of the restricted stock awards and units at the grant date. As of December 28, 2007, we had unrecognized stock-based compensation expense of $62.8 million related to nonvested restricted stock awards and units. This expense is expected to be recognized over a weighted-average period of 2.9 years. The total fair values of shares vested and the grant date fair values of restricted stock awards and units granted during the years ended December 28, 2007 and December 29, 2006 are summarized below:

(In millions)	December 28, 2007	December 29, 2006
Fair values of shares vested	$22.1	$8.1
Grant date fair values of restricted stock awards and units	$40.4	$45.1

A summary of the status and changes of our nonvested restricted stock awards and units, according to their contractual terms, as of December 28, 2007 and during the year ended December 28, 2007 are presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2006	1,342,018	$41.68
Granted	855,788	$47.16
Vested	(403,824)	$45.66
Forfeited	(57,649)	$42.25
Nonvested at December 28, 2007	1,736,333	$44.58

Stock Incentive Plans

Stock options expire in ten years from the date of grant and vest over service periods that range from three to five years. No stock options were granted during the year ended December 28, 2007. A summary of the status and changes of the stock options under our Stock Incentive Plans, according to the contractual terms, as of December 28, 2007 and for the year ended December 28, 2007 are presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Weighted-Average Fair Value of Options Granted during Period	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2004	5,287,503	$20.84
Granted	29,500	30.33		$15.94
Exercised	(2,085,316)	18.87
Forfeited/expired/cancelled	(155,559)	22.60
Outstanding at December 30, 2005	3,076,128	22.18	6.13		$47.45
Exercised	(635,380)	20.53
Forfeited/expired/cancelled	(72,440)	23.68
Outstanding at December 29, 2006	2,368,308	22.56	5.87		$48.0
Exercised	(745,134)	22.43
Forfeited/expired/cancelled	(17,217)	25.45
Outstanding at December 28, 2007	1,605,957	22.60	4.74		$51.7
Vested and expected to vest at December 28, 2007	1,605,957	22.60	4.77		$51.7
Options exercisable at December 28, 2007	1,596,623	22.56	4.72		$51.5

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $54.80 as of December 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

For the fiscal year ended December 28, 2007, December 29, 2006 and December 30, 2005, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $ 20.6 million, $14.4 million, and $38.49 million, respectively. As of December 28, 2007, we had unrecognized stock-based compensation expense of $26,000 related to nonvested stock option awards. This expense is expected to be recognized during the first quarter of 2008. The total fair value of shares vested during the years ended December 28, 2007, December 29, 2006 and December 30, 2005 was $4.6 million, $8.1 million, and $9.77 million, respectively.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)

For periods presented prior to the adoption of SFAS 123(R), we are required to disclose the pro forma results as if we had applied the fair value recognition provisions of SFAS 123. In prior periods, we used the Black-Scholes option pricing model to measure the estimated fair value of stock options and the ESPP and accounted for forfeitures as they occurred. During the years ended December 28, 2007 and December 29, 2006, we did not grant stock options. We used the following assumptions to estimate stock option and ESPP compensation expense using the fair value method of accounting:

Year Ended December 30,
2005

Stock Incentive Plans
Risk-free interest rates	4.00%-4.38%
Expected life	5.52 years
Volatility	44.14%
Expected dividends	None

Employee Stock Purchase Plans
Risk-free interest rates	2.59%-3.53%
Expected life	0.5 years
Volatility (1)	23.33%-27.24%
Expected dividends	None

(1)	Employees can participate in our ESPP semi-annually. As a result, there are two separate computations of the fair value of stock compensation expense during the year ended December 30, 2005

If the compensation cost for awards under the Stock Incentive Plans and the ESPP had been determined in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Year Ended December 30,
(In thousands, except per share data)	2005
Numerator — Basic
Net income:
As reported	$82,475
Add: Total stock-based compensation expense as reported, net of tax	3,736
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	12,318
Pro forma net income (loss)	$73,893

Denominator — Basic
Weighted-average common stock shares outstanding	46,742
Basic earnings per share:
As reported	$1.76
Pro forma	$1.58

Numerator — Diluted
Net income:
As reported	$82,475
Add: Total stock-based compensation expense as reported, net of tax	3,736
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	12,318
Pro forma net income (loss)	$73,893
Denominator — Diluted
Weighted-average common stock shares outstanding	47,826
Diluted earnings per share:
As reported	$1.72
Pro forma	$1.55

NOTE 10.                      SEGMENT AND RELATED INFORMATION

We operate our business through three segments: the URS Division, EG&G Division and the newly acquired Washington Division. Our URS Division provides a comprehensive range of professional program management, planning, design and engineering, construction and construction management, and operations and maintenance services to the U.S. federal government, state and local government agencies, and private industry clients in the United States and internationally. Our EG&G Division provides program management, planning, systems engineering and technical assistance, and operations and maintenance services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security. Our Washington Division is an international provider of program management, planning, engineering, construction and construction management, facilities and operations maintenance, and decommissioning and disclosure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.,

These three segments operate under separate management groups and produce discrete financial information. Their operating results also are reviewed separately by management. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The information disclosed in our consolidated financial statements is based on the three segments that comprise our current organizational structure.

The following tables present summarized financial information of our reportable segments. “Eliminations” in the following tables include elimination of inter-segment sales and investments in subsidiaries. The segment balance sheet information presented below is included only for informational purposes. We do not allocate resources or measure performance based upon the balance sheet amounts of individual segments. Our long-lived assets primarily consist of our property and equipment.

(In millions)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Revenues
URS Division	$3,419.6	$2,791.7	$2,534.2
EG&G Division	1,527.0	1,446.7	1,364.2
Washington Division	448.4	—	—
Inter-segment, eliminations and other	(12.0)	(15.5)	(8.1)
Total revenues	$5,383.0	$4,222.9	$3,890.3
Equity in income of unconsolidated affiliates
URS Division	$10.3	$13.1	$22.5
EG&G Division	5.7	4.2	4.8
Washington Division	15.5	—	—
Inter-segment other	—	—	—
Total equity in income of unconsolidated affiliates	$31.5	$17.3	$27.3
Contribution (1)
URS Division	$224.5	$198.4	$194.2
EG&G Division	85.7	75.1	63.5
Washington Division	13.9	—	—
Inter-segment and other unallocated operating costs	(1.0)	(1.0)	(0.5)
General and administrative expenses (2)	(97.5)	(75.6)	(82.7)
Total Contribution	$225.6	$196.9	$174.5
Operating income
URS Division	$221.5	$191.7	$194.2
EG&G Division	81.9	71.4	63.4
Washington Division	16.9	—	—
Inter-segment and other unallocated operating costs	(1.0)	(1.0)	(0.5)
General and administrative expenses	(56.5)	(43.3)	(82.7)
Total operating income	$262.8	$218.8	$174.4
Capital expenditures
URS Division	$38.3	$45.4	$36.5
EG&G Division	14.3	7.3	4.0
Washington Division	6.7	—	—
Corporate and other	0.3	0.2	2.8
Total capital expenditures	$59.6	$52.9	$43.3
Depreciation and amortization
URS Division	$35.5	$32.9	$32.4
EG&G Division	4.0	4.1	5.0
Washington Division	11.4	—	—
Corporate and other	1.0	1.0	1.1
Total depreciation and amortization	$51.9	$38.0	$38.5

(1)
We define segment contribution as total segment operating income (which is net income before income taxes and interest expense) before allocation of various segment expenses, including stock compensation expenses.

(2)
We included charges in general and administrative expenses of $2.9 million, $0.2 million and $33.1 for costs incurred to extinguish our debt during the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Segment contribution for prior years included an immaterial amount of stock compensation expenses; therefore, segment contribution in prior years approximated operating income. As a result of the adoption of SFAS 123(R) at the beginning of year 2006, we recorded stock compensation as a corporate expense for the years ended December 28, 2007 and December 29, 2006. A reconciliation of segment contribution to segment operating income for the years ended December 28, 2007 and December 29, 2006 is as follows:

	Year Ended December 28, 2007
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Eliminations	Consolidated
Contribution	$224.5	$85.7	$13.9	$(97.5)	$(1.0)	$225.6
Minority interest	6.9	—	2.6	—	—	9.5
Unallocated SFAS 123(R) expenses	(10.2)	(3.0)	(0.1)	13.3	—	—
Other miscellaneous unallocated expenses	0.3	(0.8)	0.5	27.7	—	27.7
Operating income (loss)	$221.5	$81.9	$16.9	$(56.5)	$(1.0)	$262.8

	Year Ended December 29, 2006
(In millions)	URS Division	EG&G Division	Corporate	Eliminations	Consolidated
Contribution	$198.4	$75.1	$(75.6)	$(1.0)	$196.9
Minority interest	2.2	—	—	—	2.2
Unallocated SFAS 123(R) expenses	(10.8)	(2.2)	13.0	—	—
Other miscellaneous unallocated expenses	1.9	(1.5)	19.3	—	19.7
Operating income (loss)	$191.7	$71.4	$(43.3)	$(1.0)	$218.8

Total assets by segments are as follows:

(In millions)	December 28, 2007	December 29, 2006
URS Division	$1,788.6	$1,229.2
EG&G Division	838.3	306.3
Washington Division	4,148.2	—
Corporate	4,846.3	1,699.5
Eliminations	(4,691.4)	(654.0)
Total assets	$6,930.0	$2,581.0

Investments in unconsolidated affiliates

As of December 28, 2007 and December 29, 2006, we had $206.7 million and $15.3 million, respectively, in investments accounted for by the equity method.

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

Geographic data (In millions)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
United States Revenues	$4,850.8	$3,830.7	$3,529.0
International Revenues	563.6	401.9	375.6
Eliminations	(31.4)	(9.7)	(14.3)
Total revenues	$5,383.0	$4,222.9	$3,890.3

No individual foreign country contributed more than 10% of our consolidated revenues for the years ended December 28, 2007, December 29, 2006, and December 30, 2005.

(In millions)	December 28, 2007	December 29, 2006
Property and equipment at cost, net
United States	$254.4	$142.7
International	103.5	20.4
Total Property and equipment at cost, net	$357.9	$163.1

Major customers

We have multiple contracts with the U.S. Army, which collectively contributed more than ten percent of our total consolidated revenues. The loss of the U.S. Army as a customer would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.

For purposes of analyzing disclosures of revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal government contributed approximately 41% of our consolidated revenues. The different federal agencies manage separate budgets. As such, a budget cut in one federal agency does not affect the revenues we earn from another federal agency. In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

Ten percent or more of our total revenue was derived from contracts and subcontracts with the following customers for the periods presented:

(In millions)	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
The U.S. Army (1)
URS Division	$111.9	$107.8	$109.2
EG&G Division	785.4	735.2	682.2
Washington Division	65.1	—	—
Total U.S. Army	$962.4	$843.0	$791.4

(1)	The U.S. Army includes U.S. Army Corps of Engineers

NOTE 11.	COMMITMENTS AND CONTINGENCIES

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

On June 30, 2006, URS Corporation (DE) filed a separate complaint in the United States District Court for the District of Delaware seeking to enjoin Solidere’s attempt to include URS Corporation (DE) as a party in the arbitration before the ICC.  Because Radian is maintained as a distinct legal entity separate from URS Corporation (DE), URS Corporation (DE) is not responsible for any of Radian’s liabilities. On September 28, 2007, the Delaware District Court issued a Memorandum of Opinion, which, among other things, partially granted Solidere’s motion to dismiss. We have appealed this decision.

On June 28, 2006, Mouawad – Edde SARL, filed a request for arbitration (to which we responded) with the ICC against Radian and URS Corporation seeking to recover $22 million for its alleged additional costs. Mouawad – Edde SARL alleges that it is entitled to a sizable increase in the value of its subcontract for additional work it claims to have performed on the Normandy Project. An evidentiary hearing on jurisdictional issues was held at the ICC in July 2007.

In July 2004, Saradar filed a claim for reimbursement in the First Court in Beirut, Lebanon, to recover the $8.5 million paid on the Letter of Guarantee from Radian and co-defendant Wells Fargo Bank, N.A. Saradar alleges that it is entitled to reimbursement for the amount paid on the Letter of Guarantee. In February 2005, Radian responded to Saradar’s claim by filing a Statement of Defense. In April 2005, Saradar also filed a reimbursement claim against Solidere. Radian contends that it is not obligated to reimburse Saradar. The First Court in Beirut issued a ruling holding that Radian was not obligated to reimburse Saradar in October 2007.  However, the ruling also held that co-defendant Wells Fargo Bank was obligated to reimburse Saradar. Wells Fargo Bank has appealed this ruling and Radian is assisting in the appeal pursuant to the terms of the credit agreement obligations between Radian and Wells Fargo Bank.

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

As of December 28, 2007, Solidere had withheld project payments owed to Radian amounting to  $11.5 million. We have recorded this amount as accounts receivable and retainage. In addition, we recorded $4.2 million in consolidated costs and accrued earnings in excess of billings on contracts in process.

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

•
Rocky Mountain Arsenal:  In January 2002, URS Group, Inc., our wholly owned subsidiary, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado. In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. (“Tetra”), in District Court for the County of Denver in the State of Colorado. In June 2006, a $1.1 million judgment was issued by the District Court against Tetra on the matter. However, URS Group, Inc. believes that the judgment, even though issued in its favor, did not adequately address the underlying merits of URS Group Inc.’s claims and therefore, URS Group, Inc. appealed the judgment to the Colorado Court of Appeals in June 2006. On February 7, 2008, the Colorado Court of Appeals issued its decision, which affirmed the trial court’s judgment in part, reversed the judgment in part, reversed the order and remanded the case to the trial court with directions. Based on the favorable ruling by the Court of Appeals, URS Group, Inc. will continue its vigorous attempt to collect the contract cost overruns.

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

At this time, there is insufficient information to determine the definitive cause or causes of, or potential liabilities associated with, the collapse. It is possible that claims relating to the collapse will be made against us because of our work for the Minnesota Department of Transportation. The outcome of any such claims, if made, or their possible impacts on us cannot be determined at this time.

•
130 Liberty Street:  On August 18, 2007, two New York City firemen lost their lives fighting a fire at a skyscraper undergoing decontamination and deconstruction at 130 Liberty Street in New York City.  One of our subsidiaries, URS Corporation – New York, had been retained before the accident by the 130 Liberty Street property owner to advise, monitor and report on the general contractor’s performance as well as its compliance with the project’s contractual requirements. In August 2007, the Manhattan District Attorney served subpoenas related to this accident on the property owner, URS Corporation – New York, the general contractor and its principal subcontractors, as well as the City of New York. On February 15, 2008, URS Corporation – New York received a complaint from the family of one of the deceased firefighters in the New York County Supreme Court, alleging common law and statutory violations for negligence, reckless conduct and other torts. The outcome of the investigation, as well as any potential claims, if made, or their possible impacts on us cannot be determined at this time.

•
USAID Egyptian Projects:  In March 2003, WGI, a company acquired by us on November 15, 2007, was notified by the Department of Justice that the federal government was considering civil litigation against us for potential violations of the US Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s. In November 2004, the federal government filed an action in the U.S. District Court for the District of Idaho against WGI and Contrack International Inc.,an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million. WGI denies any liability in the action and contests the federal government’s damage allegations and its entitlement to any recovery. All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI filed motions in the Bankruptcy Court in Nevada and in the Idaho District Court to dismiss the federal government’s claim for failure to give appropriate notice or otherwise preserve those claims. In August 2005, the Bankruptcy Court ruled that all federal government claims were barred in a written order. The federal government appealed the Bankruptcy Court's order to the US District Court for the District of Nevada. In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling. In December 2006, the District Court in Nevada reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings. In December 2007, the federal government filed a motion to prevent the Bankruptcy Court from exercising jurisdiction over this matter, which WGI opposed. On February 15, 2008, the Bankruptcy Court denied the federal government’s motion preventing the Bankruptcy Court from exercising jurisdiction over WGI’s motion that the federal government’s claims in Idaho District Court are barred for failure to give appropriate notice or otherwise preserve those claims. Our motions in the bankruptcy court cover all of the federal government claims alleged in the Idaho action.

WGI’s joint venture for one of the USAID projects brought arbitration proceedings before an arbitration tribunal in Egypt in which the joint venture asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, National Organization for Potable Water and Sanitary Drainage (“NOPWASD”), an Egyptian government agency, asserted in a counterclaim that by reason of alleged violations of the USAID source, origin and nationality regulations, and alleged violations of Egyptian law, WGI’s joint venture should forfeit its claim, pay damages of approximately $6.0 million and the owner’s costs of defending against the joint venture’s claims in arbitration. WGI denied liability on NOPWASD’s counterclaim. On April 17, 2006, the arbitration tribunal issued its award providing that the joint venture prevailed on its affirmative claims in the net amount of $8.2 million, and that NOPWASD's counterclaims are rejected. WGI’s portion of any final award received by the joint venture would be approximately 45 percent.

WGI will continue to defend this matter vigorously against the federal government and will continue to pursue all affirmative claims.

•
New Orleans Levee Failure Class Action Litigation: From July 1999 through May 2005, Washington Group International, an Ohio company (“WGI Ohio”), a wholly owned subsidiary acquired by us on November 15, 2007, performed demolition, site preparation, and environmental remediation services for the US Army Corps of Engineers on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana. On August 29, 2005, Hurricane Katrina devastated New Orleans. The storm surge created by the hurricane overtopped the Industrial Canal levee and floodwall, flooding the Lower Ninth Ward and other parts of the city.

Between September 19, 2005 and December 28, 2007, 59 personal injury, property damage and class action lawsuits have been filed in Louisiana State and federal court naming WGI Ohio as a defendant. Other defendants include the US Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company. Over 1,450 hurricane-related cases, including WGI Ohio cases, have been consolidated in the Federal District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees. The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina. The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding. The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs. WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurrican Katrina. Also WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the US government and are pursuing dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability and failure to state a claim of negligence.

WGI Ohio denies any liability and will continue to defend this matter vigorously defending these lawsuits.

•
SR-125: WGI, a company acquired by us on November 15, 2007, has a fifty percent interest in a joint venture that is performing a $399 million fixed-price highway project in California that was approximately 92 percent complete at December 28, 2007. Prior to the acquisition, WGI recorded significant losses on the project resulting from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays.  In many instances, these developments were unanticipated. We expect that our investment in the joint venture will be approximately $20 million when the project is completed. It remains possible that the joint venture may incur additional losses and if the joint venture is unsuccessful in recovering at least a portion of its claims, additional charges will be required. WGI will continue its vigorous attempt to collect all claimed amounts.

Currently, our insurance program for the URS and EG&G Divisions includes limits totaling $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim.

Our insurance program for the Washington Division includes limits totaling $500.0 million per loss and $500.0 million in the aggregate for general liability and $200.0 million per loss and $200.0 million in the aggregate for professional errors and omissions liability (in addition to other policies for some specific projects). The general liability and the professional errors and omissions liability include a deductible of $2.0 million for each covered claim.

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

Guarantee obligations and commitments

As of December 28, 2007, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee was equal to the remaining term of the underlying credit facility. As of December 28, 2007, the amount of the guarantee was $15.0 million, which has been extended to September 30, 2008. We also guarantee a letter of credit issued on behalf of one of our construction joint ventures, which we are a 60 percentage owner. The total amount of the letter of credit was 7.2 million as of December 28, 2007.

As of December 28, 2007, the amount of the guarantee used to collateralize the credit facility of our UK operating subsidiary and bank guarantee lines of our European subsidiaries was $10.0 million.

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

In the ordinary course of business, we enter into various agreements providing performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

Lease obligations

Total rental expense included in operations for operating leases for the years ended December 28, 2007, December 29, 2006, and December 30, 2005, totaled $114.5 million, $103.9 million and $96.1 million, respectively.  Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses. These operating lease agreements expire at varying dates through 2022. Obligations under operating leases include office and other equipment rentals.

Obligations under non-cancelable operating lease agreements were as follows:

(In thousands)	Operating Leases
2008	$144,243
2009	129,284
2010	113,533
2011	88,353
2012	57,312
Thereafter	96,133
Total minimum lease payments	$628,858

NOTE 12.	OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities related to each component of other comprehensive income (loss) are summarized as follows:

(In thousands)	Pension and Post-retirement Plans (Net of Tax Effect)	Foreign Currency Translation Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2004	$(2,782)	$9,200	$—	$6,418
Fiscal year 2005 adjustments	(4,493)	(5,910)	—	(10,403)
Balances at December 30, 2005	(7,275)	3,290	—	(3,985)
Adoption of SFAS 158	(4,357)	—	—	(4,357)
Fiscal year 2006 adjustments	582	4,122	—	4,704
Balances at December 29, 2006	(11,050)	7,412	—	(3,638)
Fiscal year 2007 adjustments	14,776	7,863	(2,366)	20,273
Balances at December 28, 2007	$3,726	$15,275	$(2,366)	$16,635

(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Balances at December 31, 2004	$7,259	$(841)	$6,418
Minimum pension liability adjustments	(9,262)	4,769	(4,493)
Foreign currency translation adjustments	(5,910)	—	(5,910)
Fiscal year 2005 adjustments	(15,172)	4,769	(10,403)
Balances at December 30, 2005	(7,913)	3,928	(3,985)
Defined benefit pension plans:
Minimum pension liability adjustments	4,527	(3,945)	582
Adoption of SFAS 158	(7,082)	2,725	(4,357)
Foreign currency translation adjustments	4,122	—	4,122
Fiscal year 2006 adjustments	1,567	(1,220)	347
Balances at December 29, 2006	(6,346)	2,708	(3,638)
Pension and post-retirement related adjustments	22,551	(7,775)	14,776
Foreign currency translation adjustments	8,607	(744)	7,863
Interest rate swaps	(3,957)	1,591	(2,366)
Fiscal year 2007 adjustments	27,201	(6,928)	20,273
Balances at December 28, 2007	$20,855	$(4,220)	$16,635

.

NOTE 13.	RECEIVABLE AND DEFERRED INCOME TAX VALUATION ALLOWANCES

Receivable allowances are comprised of an allowance for losses and an allowance for doubtful accounts. We determine these amounts based on historical experience and other currently available information. A valuation allowance for deferred income taxes is established when it is more likely than not that net deferred tax assets will not be realized.

The following table summarizes the activities in the allowance for losses and doubtful accounts and the deferred income tax valuation allowance from the beginning of the periods to the end of the periods.

(In thousands)	Balance at the Beginning of the Periods	Additions (Charged to Bad Debt Expenses)	Additions (Charged to Other Accounts (a,b))	Deductions	Other (c)	Balance at the End of the Periods
Year ended December 28, 2007
Allowances for losses and doubtful accounts	$50,458	$2,867	$27,635	$(29,787)	$—	$51,173
Deferred income tax valuation allowance	630	—	—	(145)	101,266	101,751

Year ended December 29, 2006
Allowances for losses and doubtful accounts	44,293	8,259	21,380	(23,474)	—	50,458
Deferred income tax valuation allowance	454	630	—	—	(454)	630

Year ended December 30, 2005
Allowances for losses and doubtful accounts	38,719	10,094	26,372	(30,892)	—	44,293
Deferred income tax valuation allowance	—	454	—	—	—	454

(a)	These additions were primarily charged to revenues.
(b)
Other adjustments to allowances for losses and doubtful accounts during the year ended December 28, 2007 were primarily attributable to $6.9 million of allowance related to acquired balances through WGI acquisition. Under the purchase accounting, these balances should be presented at net.

(c)
Other adjustments to the deferred income tax valuation allowance during the year ended December 28, 2007 were primarily attributable to acquired deferred taxes on foreign net operating losses through WGI acquisition.

NOTE 14.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly financial data for the years ended December 28, 2007 and December 29, 2006 that is derived from audited consolidated financial statements. The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

Operating income is defined as income before income taxes and interest expense.

	Fiscal 2007 Quarters Ended
(In thousands, except per share data)	March 30	June 29	September 28	December 28 (1)
Revenues	$1,132,017	$1,243,619	$1,267,998	$1,739,373
Cost of revenues	1,064,307	1,164,326	1,189,649	1,676,989
Operating income (2)	57,686	68,462	69,670	66,966
Income tax expense	22,306	26,726	26,955	21,267

Net income	30,361	36,802	38,693	26,387
Earnings per share:
Basic	$.59	$.71	$.74	$.40
Diluted	$.58	$.70	$.73	$.39
Weighted-average number of shares:
Basic	51,249	51,484	51,944	66,408
Diluted	52,106	52,782	52,751	67,461

(1)	Our fourth quarter’s financial data reflected six-weeks of operating results from our WGI acquisition in November 2007. See further discussion in Note 2, “Acquisition.”
(2)
General and administrative expenses for the 2007 fiscal year included $2.9 million of costs incurred for extinguishment of debt. See further discussion in Note 6, “Indebtedness” and Note 2, “Acquisition.”

	Fiscal 2006 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 29	December 29
Revenues (2)	$994,219	$1,063,160	$1,082,277	$1,083,213
Cost of revenues (1)	940,850	996,956	1,016,429	1,023,847
Operating income (1) (2)	47,674	62,186	58,962	49,967
Income tax expense	17,993	23,599	24,318	18,883

Net income	24,188	32,638	29,903	26,283
Earnings per share:
Basic	$.48	$.64	$.59	$.52
Diluted	$.47	$.63	$.58	$.51
Weighted-average number of shares:
Basic	50,302	50,635	50,945	50,938
Diluted	51,315	51,519	51,773	51,992

(1)
Cost of revenues and general and administrative expenses for the 2006 fiscal year included stock-based compensation expense of $6.6 million recorded in accordance with SFAS 123(R). There was no stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123, prior to fiscal 2006 because we did not adopt the recognition provisions of SFAS 123. See further discussion in Note 9, “Stockholders’ Equity.”

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

NOTE 15.                      SUPPLEMENTAL GUARANTOR INFORMATION

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

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the PricewaterhouseCoopers report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

 Our CEO and CFO are responsible for establishing and maintaining “disclosure controls and procedures” for our company. As defined in the rules promulgated under the Exchange Act “disclosure controls and procedures” are controls and other procedures of an issuer designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Based on the evaluation of our management with the participation of the CEO and CFO, of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Except for our acquisition of WGI beginning on November 15, 2007, there were no changes in our internal control over financial reporting during the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our CEO and CFO, assessed our internal control over financial reporting as of December 28, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Management has selected to exclude WGI from its assessment of internal control over financial reporting because we were unable to assess WGI’s internal control over financial reporting in the period between the WGI acquisition on November 15, 2007 and management’s assessment of internal control over financial reporting as of December 28, 2007. WGI, is a wholly-owned subsidiary of URS, whose total assets and total revenues represent 60% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2007. Management's conclusion regarding the effectiveness of internal control over financial reporting as of December 28, 2007 does not include any internal control over financial reporting at WGI.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 28, 2007. Management communicated the results of management’s assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of the company’s internal control over financial reporting at December 28, 2007 as stated in their report appearing under Item 8.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, has designed our control systems to provide reasonable assurances, management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board of Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders and from Item 1—“Executive Officers of the Registrant” in Part I above.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participations,” “Report of the Compensation Committee on Executive Compensation for Fiscal Year 2006,” and “Information about the Board of Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our officers, directors and employees may have disposed of shares of our common stock, both in cashless transactions with us and in market transactions, in connection with exercises of stock options, the vesting of restricted and deferred stock and the payment of withholding taxes due with respect to such exercises and vesting.  These officers, directors and employees may continue to dispose of shares of our common stock in this manner and for similar purposes. In addition, please see the information contained under the caption “Certain Relationships and Related Transactions” and “Information About the Board of Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the captions “Information about Our Independent Registered Public Accounting Firm,” and “Report of the Audit Committee for Fiscal Year 2007” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.
(1)                 Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006

•	Consolidated Statements of Operations and Comprehensive Income for the year ended December 28, 2007, the year ended December 29, 2006 and the year ended December 30, 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 28, 2007, the year ended December 29, 2006, and the year ended December 30, 2005

•	Consolidated Statements of Cash Flows for the year ended December 28, 2007, the year ended December 29, 2006, and the year ended December 30, 2005

•	Notes to Consolidated Financial Statements

(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among URS Corporation, Elk Merger Corporation, a wholly owned subsidiary of URS Corporation, Bear Merger Sub, Inc., a wholly owned subsidiary of URS Corporation, and Washington Group International, Inc., dated as of May 27, 2007.	8-K	2.1	5/29/2007
2.2	Amendment No. 1 to the Agreement and Plan of Merger by and among URS Corporation, Elk Merger Corporation, a wholly owned subsidiary of URS Corporation, Bear Merger Sub, Inc., a wholly owned subsidiary of URS Corporation, and Washington Group International, Inc., dated November 4, 2007.	8-K	2.1	11/5/2007
3.1	Certificate of Incorporation of URS Corporation.	10-K	3.1	Year Ended 10/31/1991
3.2	Certificate of Amendment of Certificate of Incorporation of URS Corporation as amended October 18, 1999.	10-K	3.3	1/22/2004
3.3	Certificate of Elimination, as filed with the Secretary of the State of Delaware on July 23, 2003.	10-Q	3.1	9/15/2003
3.4	Certificate of Amendment of Certificate of Incorporation of URS Corporation as amended March 24, 2004.	10-Q	3.1	6/14/2004
3.5	By-laws of URS Corporation as amended through January 30, 2008.	8-K	3.05	2/4/2008
4.1	Credit Agreement dated as of November 15, 2007, entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.	8-K	4.1	11/21/2007
4.2	Credit Agreement, dated as of June 28, 2005, by and among URS Corporation, Credit Suisse, New York, as a co-lead arranger and administrative agent, Wells Fargo Bank, N.A., as a co-lead arranger and syndication agent.	8-K	4.1	6/30/2005
4.3	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991
10.1*	Employee Stock Purchase Plan of URS Corporation as amended and restated on September 8, 2005.	10-Q	10.1	11/8/2005
10.2*	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996.	10-K	10.5	1/14/1997
10.4*	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.5*	1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Stockholders.	DEF 14A	Appendix A	2/17/1999
10.6*	2007 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan.	8-K	10.1	3/27/2007
10.7*	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.8*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-K	10.9	2/27/2007
10.9*	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.10*	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006
10.11*	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006
10.12*	Employment Agreement, between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.13*	First Amendment to Employment Agreement, between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.14*	Second Amendment to Employment Agreement, between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.15*	Fourth Amendment to Employment Agreement, between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.16*	Employment Agreement, between URS Corporation and Reed N. Brimhall, dated as of May 19, 2003.	10-Q	10.1	9/15/2003
10.17*	Employment Agreement, between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.18*	Employment Agreement, between URS Corporation and Thomas W. Bishop, dated as of January 30, 2004.	10-Q	10.2	3/15/2004
10.19*	Employment Agreement, between URS Corporation and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.20*	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.21*	Employment Agreement, between URS Corporation and Susan B. Kilgannon, dated as of May 25, 2006.	8-K	10.3	5/31/2006
10.22*	1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, between URS Corporation and Martin M. Koffel, dated as of November 5, 1999.	10-K	10.24	1/31/2000
10.23*	1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, between Martin M. Koffel and URS Corporation, dated as of April 25, 2001.	10-Q	10.2	6/14/2001
10.24*	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.25*	1999 Equity Incentive Plan Restricted Stock Award to Mr. Koffel, between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.4	12/8/2006
10.26*	Form of 1999 Equity Incentive Plan Restricted Stock Award Agreement, between URS Corporation and Joseph Masters, dated as of July 12, 2004.	10-Q	10.4	9/9/2004
10.27*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, executed between URS Corporation and Joseph Masters, dated as of July 12, 2004.	10-Q	10.6	9/9/2004
10.28*	Form of 1999 Equity Incentive Plan Restricted Stock Award Agreement, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall and Gary Jandegian, dated as of July 12, 2004.	10-K	10.36	1/13/2005
10.29*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, and Gary Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.30*	Form of 1999 Equity Incentive Plan Restricted Stock Award, executed as separate agreements between URS Corporation and each of Martin M. Koffel, Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masters, and Randall A. Wotring, and dated as of October 4, 2005 and February 16, 2006.	8-K	10.1	10/7/2005
10.31*	Form of 1999 Equity Incentive Plan Restricted Stock Award, executed as separate agreements between URS Corporation and each of Martin M. Koffel, Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masers, Susan Kilgannon and Randall A. Wotring, dated as of May 25, 2006.	8-K	10.2	5/31/2006
10.32*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement.	10-K	10.40	3/15/2006

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.33*	Form of 1999 Equity Incentive Plan Restricted Stock Award Agreement.	10-K	10.41	3/15/2006
10.34*	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, Joseph Maters, Randall A. Wotring, H. Thomas Hicks and Thomas H. Zarges.	10-Q	10.3	6/14/2004
10.35*	Form of Director Indemnification Agreement between URS Corporation and each of H. Jesse Arnelle, Armen Der Marderosian, Mickey P. Foret, Marin M. Koffel, Richard B. Madden, General Joseph W. Ralston, USAF (Ret.), John D. Roach, William D. Walsh, William P. Sullivan, Douglas W. Stotlar and Lydia H. Kennard.	10-Q	10.4	6/14/2004
10.36*	URS Corporation Summary of Non-Executive Director Compensation.	8-K	10.1	9/13/2006
10.37	URS Corporation Summary of Executive Officer Compensation	8-K	Item 5.02	3/27/2007
10.38*#	Executive Life Insurance Agreement between Washington Group International and Thomas H. Zarges, dated as of January 1, 2005.	10-K	10.32	3/2/2006
10.39*#	Form of Severance Agreement, between Washington Group International and Thomas H. Zarges, dated as of September 8, 2006.	10-Q	10.2	11/6/2006
10.40*#	Form of Indemnification Agreement between Washington Group International and Thomas H. Zarges.	8-K	10.10	2/8/2002
10.41*#	Washington Group International Key Executive Disability Insurance Plan	10-K	10.12	Fiscal Year 12/31/92
21.1	Subsidiaries of URS Corporation.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney of URS Corporation's directors and officers.				X
31.1	Certification of the Company's Chief executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company's Chief executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company's Chief Executive Officer and Chief Financial al Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
	* Represents a management contract or compensatory plan or arrangement.
	# Indicates a material agreement previously filed by Washington Group International (Delaware) a public company acquired by URS Corporation on November 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URS Corporation

Date: February 26, 2008	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN M. KOFFEL*	Chairman of the Board of Directors	February 26, 2008
(Martin M. Koffel)	and Chief Executive Officer

/s/ H. THOMAS HICKS	Chief Financial Officer	February 26, 2008
(H. Thomas Hicks)

/s/ REED N. BRIMHALL	Vice President, Controller	February 26, 2008
(Reed N. Brimhall)	and Chief Accounting Officer

/s/ H. JESSE ARNELLE*	Director	February 26, 2008
(H. Jesse Arnelle)

/s/ ARMEN DER MARDEROSIAN*	Director	February 26, 2008
(Armen Der Marderosian)

/s/ MICKEY P. FORET*	Director	February 26, 2008
(Mickey P. Foret)

/s/ LYDIA H. KENNARD*	Director	February 26, 2008
(Lydia H. Kennard)

/s/ JOSEPH W. RALSTON*	Director	February 26, 2008
(Joseph W. Ralston)

/s/ JOHN D. ROACH*	Director	February 26, 2008
(John D. Roach)

/s/ DOUGLAS W. STOTLAR*	Director	February 26, 2008
(Douglas W. Stotlar)

/s/ WILLIAM P. SULLIVAN	Director	February 26, 2008
(William P. Sullivan)

/s/ WILLIAM D. WALSH*	Director	February 26, 2008
(William D. Walsh)

*By /s/ H. Thomas Hicks
(H. Thomas Hicks, Attorney-in-fact)

*By /s/ Reed N. Brimhall
(Reed N. Brimhall, Attorney-in-fact)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
21.1	Subsidiaries of URS Corporation.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney of URS Corporation's directors and officers.				X
31.1	Certification of the Company's Chief executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company's Chief executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company's Chief Executive Officer and Chief Financial al Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X