Form 10-K/A
URS CORP /NEW/
filed 2008-02-28
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A

Amendment No. 1
_________________________

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes x No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.           Yes ☐ No☒

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

Large accelerated filer  ☒Accelerated filer ☐ Non-Accelerated filer  ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes☐  No☒

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

Explanatory Note

Due to a software error, Exhibit 21.1 was not filed with our Form 10-K on February 26, 2008; therefore we are amending our Form 10-K to file this exhibit as well as revising our exhibit list.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among URS Corporation, Elk Merger Corporation, a wholly owned subsidiary of URS Corporation, Bear Merger Sub, Inc., a wholly owned subsidiary of URS Corporation, and Washington Group International, Inc., dated as of May 27, 2007.	8-K	2.1	5/29/2007
2.2	Amendment No. 1 to the Agreement and Plan of Merger by and among URS Corporation, Elk Merger Corporation, a wholly owned subsidiary of URS Corporation, Bear Merger Sub, Inc., a wholly owned subsidiary of URS Corporation, and Washington Group International, Inc., dated November 4, 2007.	8-K	2.1	11/5/2007
3.1	Certificate of Incorporation of URS Corporation.	10-K	3.1	Year Ended 10/31/1991
3.2	Certificate of Amendment of Certificate of Incorporation of URS Corporation as amended October 18, 1999.	10-K	3.3	1/22/2004
3.3	Certificate of Elimination, as filed with the Secretary of the State of Delaware on July 23, 2003.	10-Q	3.1	9/15/2003
3.4	Certificate of Amendment of Certificate of Incorporation of URS Corporation as amended March 24, 2004.	10-Q	3.1	6/14/2004
3.5	By-laws of URS Corporation as amended through January 30, 2008.	8-K	3.05	2/4/2008
4.1	Credit Agreement dated as of November 15, 2007, entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.	8-K	4.1	11/21/2007
4.2	Credit Agreement, dated as of June 28, 2005, by and among URS Corporation, Credit Suisse, New York, as a co-lead arranger and administrative agent, Wells Fargo Bank, N.A., as a co-lead arranger and syndication agent.	8-K	4.1	6/30/2005
4.3	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991
10.1*	Employee Stock Purchase Plan of URS Corporation as amended and restated on September 8, 2005.	10-Q	10.1	11/8/2005
10.2*	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996.	10-K	10.5	1/14/1997
10.4*	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.5*	1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Stockholders.	DEF 14A	Appendix A	2/17/1999
10.6*	2007 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan.	8-K	10.1	3/27/2007
10.7*	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.8*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-K	10.9	2/27/2007
10.9*	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.10*	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006
10.11*	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006
10.12*	Employment Agreement, between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.13*	First Amendment to Employment Agreement, between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.14*	Second Amendment to Employment Agreement, between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.15*	Fourth Amendment to Employment Agreement, between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.16*	Employment Agreement, between URS Corporation and Reed N. Brimhall, dated as of May 19, 2003.	10-Q	10.1	9/15/2003
10.17*	Employment Agreement, between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.18*	Employment Agreement, between URS Corporation and Thomas W. Bishop, dated as of January 30, 2004.	10-Q	10.2	3/15/2004
10.19*	Employment Agreement, between URS Corporation and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.20*	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.21*	Employment Agreement, between URS Corporation and Susan B. Kilgannon, dated as of May 25, 2006.	8-K	10.3	5/31/2006
10.22*	1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, between URS Corporation and Martin M. Koffel, dated as of November 5, 1999.	10-K	10.24	1/31/2000
10.23*	1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, between Martin M. Koffel and URS Corporation, dated as of April 25, 2001.	10-Q	10.2	6/14/2001
10.24*	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.25*	1999 Equity Incentive Plan Restricted Stock Award to Mr. Koffel, between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.4	12/8/2006
10.26*	Form of 1999 Equity Incentive Plan Restricted Stock Award Agreement, between URS Corporation and Joseph Masters, dated as of July 12, 2004.	10-Q	10.4	9/9/2004
10.27*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, executed between URS Corporation and Joseph Masters, dated as of July 12, 2004.	10-Q	10.6	9/9/2004
10.28*	Form of 1999 Equity Incentive Plan Restricted Stock Award Agreement, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall and Gary Jandegian, dated as of July 12, 2004.	10-K	10.36	1/13/2005
10.29*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, and Gary Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.30*	Form of 1999 Equity Incentive Plan Restricted Stock Award, executed as separate agreements between URS Corporation and each of Martin M. Koffel, Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masters, and Randall A. Wotring, and dated as of October 4, 2005 and February 16, 2006.	8-K	10.1	10/7/2005
10.31*	Form of 1999 Equity Incentive Plan Restricted Stock Award, executed as separate agreements between URS Corporation and each of Martin M. Koffel, Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masers, Susan Kilgannon and Randall A. Wotring, dated as of May 25, 2006.	8-K	10.2	5/31/2006
10.32*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement.	10-K	10.40	3/15/2006

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.33*	Form of 1999 Equity Incentive Plan Restricted Stock Award Agreement.	10-K	10.41	3/15/2006
10.34*	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, Joseph Maters, Randall A. Wotring, H. Thomas Hicks and Thomas H. Zarges.	10-Q	10.3	6/14/2004
10.35*	Form of Director Indemnification Agreement between URS Corporation and each of H. Jesse Arnelle, Armen Der Marderosian, Mickey P. Foret, Marin M. Koffel, Richard B. Madden, General Joseph W. Ralston, USAF (Ret.), John D. Roach, William D. Walsh, William P. Sullivan, Douglas W. Stotlar and Lydia H. Kennard.	10-Q	10.4	6/14/2004
10.36*	URS Corporation Summary of Non-Executive Director Compensation.	8-K	10.1	9/13/2006
10.37	URS Corporation Summary of Executive Officer Compensation	8-K	Item 5.02	3/27/2007
10.38*#	Executive Life Insurance Agreement between Washington Group International and Thomas H. Zarges, dated as of January 1, 2005.	10-K	10.32	3/2/2006
10.39*#	Form of Severance Agreement, between Washington Group International and Thomas H. Zarges, dated as of September 8, 2006.	10-Q	10.2	11/6/2006
10.40*#	Form of Indemnification Agreement between Washington Group International, Stephen G. Hanks and Thomas H. Zarges.	8-K	10.10	2/8/2002
10.41*#	Washington Group International Key Executive Disability Insurance Plan	10-K	10.12	Fiscal Year 12/31/92
10.42*#	Executive Life Insurance Agreement between Washington Group International and Stephen G. Hanks, dated as of January 1, 2005.	10-K	10.31	3/2/2006
10.43*#	Form of Severance Agreement between Washington Group International and Stephen G. Hanks, dated as of September 8, 2006.	10-Q	10.1	11/6/2006
21.1	Subsidiaries of URS Corporation.				X
23.1†	Consent of Independent Registered Public Accounting Firm.	10-K	23.1	2/26/2008
24.1†	Power of Attorney of URS Corporation's directors and officers.	10-K	24.1	2/26/2008
31.1	Certification of the Company's Chief executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company's Chief executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32†	Certification of the Company's Chief Executive Officer and Chief Financial al Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32	2/26/2008
	* Represents a management contract or compensatory plan or arrangement.
	# Indicates a material agreement previously filed by Washington Group International (Delaware) a public company acquired by URS Corporation on November 15, 2007.
	† Previously filed with our Form 10-K on February 26, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URS Corporation

Date: February 28, 2008	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN M. KOFFEL*	Chairman of the Board of Directors	February 28, 2008
(Martin M. Koffel)	and Chief Executive Officer

/s/ H. THOMAS HICKS	Chief Financial Officer	February 28, 2008
(H. Thomas Hicks)

/s/ REED N. BRIMHALL	Vice President, Controller	February 28, 2008
(Reed N. Brimhall)	and Chief Accounting Officer

/s/ H. JESSE ARNELLE*	Director	February 28, 2008
(H. Jesse Arnelle)

/s/ ARMEN DER MARDEROSIAN*	Director	February 28, 2008
(Armen Der Marderosian)

/s/ MICKEY P. FORET*	Director	February 28, 2008
(Mickey P. Foret)

/s/ LYDIA H. KENNARD*	Director	February 28, 2008
(Lydia H. Kennard)

/s/ JOSEPH W. RALSTON*	Director	February 28, 2008
(Joseph W. Ralston)

/s/ JOHN D. ROACH*	Director	February 28, 2008
(John D. Roach)

/s/ DOUGLAS W. STOTLAR*	Director	February 28, 2008
(Douglas W. Stotlar)

/s/ WILLIAM P. SULLIVAN*	Director	February 28, 2008
(William P. Sullivan)

/s/ WILLIAM D. WALSH*	Director	February 28, 2008
(William D. Walsh)

*By /s/ H. Thomas Hicks
(H. Thomas Hicks, Attorney-in-fact)

*By /s/ Reed N. Brimhall
(Reed N. Brimhall, Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Description
21.1	Subsidiaries of URS Corporation.
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.