Form 10-Q
period 2008-05-07
URS CORP /NEW/
filed 2008-05-07
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer  ☐ Non-Accelerated filer  ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2008

Common Stock, $.01 par value	84,413,054

URS CORPORATION AND SUBSIDIARIES
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenues, services and other business trends; future customers; future accounting policies and actuarial estimates; future Washington Group International, Inc. acquisition related costs; future stock-based compensation expenses; future retirement plan expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees; future capital resources; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties. We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our leveraged position and the ability to service our debt; restrictive covenants in our credit facility; our integration of Washington Group International, Inc.; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and control costs; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on subcontractors and suppliers; customer payment defaults; availability of bonding and insurance; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with changes in equity-based compensation requirements; risks associated with international operations; business activities in high security risk countries; third party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35, Risk Factors beginning on page 57, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission. We assume no obligation to revise or update any forward-looking statements.

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	March 28, 2008 and December 28, 2007	2
	Condensed Consolidated Statements of Operations and Comprehensive Income
	Three months ended March 28, 2008 and March 30, 2007	3
	Condensed Consolidated Statements of Cash Flows
	Three months ended March 28, 2008 and March 30, 2007	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Submission of Matters to a Vote of Security Holders	72
Item 5.	Other Information	73
Item 6.	Exhibits

PART I
    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except per share data)

	March 28, 2008	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents, including $106,065 and $161,089 of short-term money market funds, respectively	$192,657	$256,502
Accounts receivable, including retentions of $61,574 and $58,366, respectively	1,036,115	1,015,052
Costs and accrued earnings in excess of billings on contracts in process	1,046,429	1,023,302
Less receivable allowances	(46,781)	(51,173)
Net accounts receivable	2,035,763	1,987,181
Deferred tax assets	138,740	133,888
Prepaid expenses and other assets	177,819	210,807
Total current assets	2,544,979	2,588,378
Investments in unconsolidated affiliates	227,387	206,721
Property and equipment at cost, net	354,090	357,907
Intangible assets, net	559,550	572,974
Goodwill	3,139,271	3,139,618
Other assets	82,960	64,367
Total assets	$6,908,237	$6,929,965
LIABILITIES, MINORITY INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$728	$15,638
Current portion of long-term debt	17,769	17,964
Accounts payable and subcontractors payable, including retentions of $69,834 and $73,491, respectively	728,268	693,614
Accrued salaries and wages	373,998	486,853
Billings in excess of costs and accrued earnings on contracts in process	297,092	296,752
Accrued expenses and other	150,997	170,782
Total current liabilities	1,568,852	1,681,603
Long-term debt	1,288,523	1,288,817
Deferred tax liabilities	163,055	137,058
Self-insurance reserves	89,825	73,253
Pension, post-retirement, and other benefit obligations	153,842	156,843
Other long-term liabilities	84,857	88,735
Total liabilities	3,348,954	3,426,309
Commitments and contingencies (Note 9)
Minority interests	27,422	25,086
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 100,000 shares; 84,410 and 83,355 shares issued, respectively; and 84,358 and 83,303 shares outstanding, respectively	844	833
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	2,806,247	2,797,238
Accumulated other comprehensive income	11,536	16,635
Retained earnings	713,521	664,151
Total stockholders’ equity	3,531,861	3,478,570
Total liabilities, minority interests and stockholders’ equity	$6,908,237	$6,929,965

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	March 28, 2008	March 30, 2007

Revenues	$2,259,027	$1,132,016
Cost of revenues	2,156,745	1,064,310
General and administrative expenses	16,178	13,598
Equity in income of unconsolidated affiliates	29,746	3,578
Operating income	115,850	57,686
Interest expense	25,618	3,940
Income before income taxes and minority interests	90,232	53,746
Income tax expense	37,451	22,306
Minority interests in income of consolidated subsidiaries, net of tax	3,411	1,079
Net income	49,370	30,361
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5,413	970
Interest rate swaps, net of tax	(10,512)	—
Comprehensive income	$44,271	$31,331

Earnings per share:
Basic	$.60	$.59
Diluted	$.60	$.58
Weighted-average shares outstanding:
Basic	81,806	51,249
Diluted	82,450	52,106

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended
	March 28, 2008	March 30, 2007

Cash flows from operating activities:
Net income	$49,370	$30,361
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	14,374	9,433
Amortization of intangible assets	13,424	251
Amortization of debt issuance costs	2,052	429
Provision for doubtful accounts	481	530
Deferred income taxes	20,799	(249)
Stock-based compensation	6,627	6,636
Excess tax benefits from stock-based compensation	(298)	(1,500)
Minority interests in income of consolidated subsidiaries, net of tax	3,411	1,079

Changes in operating assets, liabilities and other, net of effects of acquisition:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(49,092)	434
Prepaid expenses and other assets	4,259	(7,583)
Investments in unconsolidated affiliates	(14,831)	5,024
Accounts payable, accrued salaries and wages and accrued expenses	(105,651)	(48,674)
Billings in excess of costs and accrued earnings on contracts in process	9,770	(42,162)
Other long-term liabilities	2,786	(273)
Other assets, net	18,666	(1,962)
Total adjustments and changes	(73,223)	(78,587)
Net cash from operating activities	(23,853)	(48,226)
Cash flows from investing activities:
Payment for business acquisition	(1,686)	—
Proceeds from disposal of property and equipment, and sale-leaseback transactions	4,422	—
Investments in unconsolidated affiliates	(13,643)	—
Decrease in restricted cash	2,511	—
Capital expenditures, less equipment purchased through capital leases and equipment notes	(15,478)	(4,771)
Net cash from investing activities	(23,874)	(4,771)
Cash flows from financing activities:
Long-term debt principal payments	(2,175)	(379)
Net payments under lines of credit and short-term notes	(34)	(4,705)
Net change in book overdrafts	(14,910)	27,802
Capital lease obligation payments	(2,023)	(3,296)
Excess tax benefits from stock-based compensation	298	1,500
Proceeds from employee stock purchases and exercises of stock options	2,726	7,427
Net cash from financing activities	(16,118)	28,349
Net decrease in cash and cash equivalents	(63,845)	(24,648)
Cash and cash equivalents at beginning of period	256,502	89,502
Cash and cash equivalents at end of period	$192,657	$64,854

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 28, 2008	March 30, 2007

Supplemental information:
Interest paid	$25,584	$5,084
Taxes paid	$1,550	$26,378

Supplemental schedule of noncash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$2,519	$7,470

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated. URS Corporation is a leading international provider of engineering, construction and technical services. We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world. We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance. Headquartered in San Francisco, we have more than 50,000 employees in a global network of offices and contract-specific job sites in more than 30 countries. We operate through three divisions: the URS Division, the EG&G Division and the Washington Division. On November 15, 2007, we acquired Washington Group International, Inc. (“WGI”), and its operations became the Washington Division of URS Corporation (see Note 2, “Acquisition” for additional disclosure.) Following the WGI acquisition, we realigned some of our operations to consolidate businesses serving the same markets or clients among our divisions (see Note 8, “Segment and Related Information” for additional information.) All information presented in the notes to the condensed consolidated financial statements excludes the results of operations and financial condition of WGI prior to November 16, 2007.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 28, 2007. The results of operations for the three months ended March 28, 2008 are not indicative of the operating results for the full year or for future years.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise our estimates.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include the financial position, results of operations and cash flows of URS Corporation and our majority-owned subsidiaries and joint ventures required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”). We participate in joint ventures formed for the purpose of bidding, negotiating and executing projects. From time to time, we function as the sponsor or manager of the projects performed by the joint venture. Investments in unconsolidated joint ventures are accounted for using the equity method and are included as investments in unconsolidated affiliates on our condensed consolidated balance sheets. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include bank deposits and money market funds. As of March 28, 2008 and December 28, 2007, we had book overdraft positions of $0.7 million and $15.6 million, respectively, related to some of our disbursement accounts. These overdrafts primarily consisted of outstanding checks that had not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Restricted cash was included in other current assets because it was not material.

At March 28, 2008 and December 28, 2007, cash and cash equivalents included $78.3 million and $68.6 million, respectively, of cash held by our consolidated joint ventures.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period, excluding nonvested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options and nonvested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period. Potentially dilutive shares of common stock outstanding include stock options and nonvested restricted stock awards and units. Diluted EPS is computed by dividing net income plus preferred stock dividends, if any, by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

The reconciliation between weighted-average shares outstanding used in calculating basic and diluted EPS is as follows:

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Weighted-average common stock shares outstanding	81,806	51,249
Stock options and restricted stock awards and units	644	857
	82,450	52,106

In our computation of diluted EPS, we exclude the potential shares of issued and unexercised stock options where the exercise price exceeds the average price, and nonvested restricted stock awards and units, which had an anti-dilutive effect on EPS. For the three months ended March 28, 2008 and March 30, 2007, we had approximately 1.1 million and 1.0 million of anti-dilutive shares, respectively, that are excluded from the computation of diluted EPS.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Presentation of Condensed Consolidated Statements of Operations and Comprehensive Income

During 2007, in connection with the WGI acquisition, we undertook a review of the historical manner of presentation of our Consolidated Statement of Operations and Comprehensive Income and adopted a revised format that we believe is more comparable to formats presented by companies in our industry. As a result, we have reformatted the presentation of contract-related indirect expenses, which had previously been presented under the caption "Indirect, general and administrative expenses," and grouped them with direct contract-related expenses to present an intermediate total of "Cost of revenues." This change in manner of presentation did not affect our operating income, net income or the determination of income or loss on our contracts.

In addition, "Equity in income of unconsolidated affiliates," which was historically presented in revenues, is now presented as a separate component of operating income because these amounts are now more significant after our acquisition of WGI.

We have made conforming changes for the comparable periods presented to reflect the new format.

Adopted and Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP will be effective for us in fiscal year 2009. Accordingly, our adoption of this standard on December 29, 2007 is limited to financial assets and liabilities, and did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities of our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status. We adopted the recognition and disclosure provisions of SFAS 158 on December 29, 2006, the end of our fiscal year 2006. We adopted the requirement to measure our defined benefit plan assets and benefit obligations as of our fiscal year ended December 28, 2007 instead of on the effective date, which would have been January 2, 2009. Our adoption of this requirement did not have a material impact on our consolidated financial position, results of operations or cash flows for fiscal year 2007.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the items for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for us as of the beginning of our fiscal year 2008. We did not elect the fair value option for any financial assets or liabilities during the quarter ended March 28, 2008.

In December 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force ("EITF") on Issue 07-1, "Accounting for Collaborative Arrangements." ("EITF 07-1") The EITF agreed on the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on a gross or a net basis in accordance with the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature, by analogy to other authoritative literature, or by a consistently applied accounting policy election. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. EITF 07-1 is effective for us beginning in our fiscal year 2009, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  We are currently evaluating the impact of adopting EITF 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements" (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires prospective application, except that the presentation and disclosure of minority interests is retrospectively applied for all periods presented. SFAS 160  is effective for us in fiscal year 2009, which will begin on January 3, 2009. Early adoption is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

In December 2007, the FASB issued SFAS 141(R). which replaced SFAS 141. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. With limited exceptions, assets and liabilities should be measured and recorded at their acquisition-date fair value. This statement also requires contractual contingent assets acquired and contractual contingent liabilities assumed to be recorded at acquisition-date fair values and noncontractual contingencies to be treated the same way only if they are more likely than not to meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” If this criterion is not met at the acquisition date, the acquirer would account for the contingencies using other applicable GAAP. This statement also requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information is required to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively at our adoption date, effective at the beginning of our fiscal year 2009. Early adoption is prohibited. Finally, SFAS 141(R) requires pre-acquisition tax exposures and any subsequent changes to tax exposures to be recorded as adjustments to our income statement instead of as adjustments to goodwill on our balance sheet. We are currently evaluating the impact of adopting SFAS 141(R) on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring enhanced disclosures to improve the transparency of financial reporting about an entity’s derivative and hedging activities. SFAS 161 requires disclosures to provide additional information on how and why derivative instruments are being used. This statement is effective for us at the beginning of our fiscal year 2009 and applies to interim period financial statements. Early application is encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

NOTE 2. ACQUISITION

On November 15, 2007, we completed the acquisition of WGI, a provider of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services for approximately $3.3 billion. The acquisition was accounted for in accordance with SFAS 141. During the three months ended March 28, 2008, we revised our estimate of direct transaction costs associated with our acquisition of WGI, which had an immaterial impact on goodwill. The purchase price is comprised of the following:

(In thousands)	Purchase Price
Cash consideration	$1,478,313
Value of URS Corporation common stock issued	1,816,821
Estimated direct transaction costs	24,758
Total purchase price	$3,319,892

In connection with the acquisition, we purchased 100% of WGI’s outstanding common stock and equity awards and issued approximately 29.5 million shares, net of shares withheld for taxes, of our common stock. The fair value of our common stock of $60.09 per share was based on the average of the closing market prices of our common stock for the period beginning two trading days before and ending two trading days after November 5, 2007, the date that the amendment to the merger agreement was announced in accordance with EITF Issue 99-12, “Determination of the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Direct transaction costs of $24.8 million, which consisted of investment banking, legal and accounting fees, and other external costs directly related to the acquisition, have been included in the purchase price.

In accordance with SFAS 141, the purchase price has been allocated, on a preliminarily basis, to WGI’s net tangible and identifiable intangible assets based upon their estimated fair values as of November 16, 2007. The excess of the purchase price over the value of the net tangible and identifiable intangible assets has been recorded as goodwill. We are in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of the purchase price included in the current period’s condensed consolidated financial statements is based on management’s estimates. As of March 28, 2008, we had not completed our assessment of the fair value or estimated useful lives of purchased backlog and customer relationships, purchased trade name, normal profit, the restructuring reserve and the impact of the restructuring reserve on other adjustments and the related tax impacts of these adjustments. The completion of the purchase price allocation may result in adjustments to the values allocated to the Washington Division, revisions of the useful lives of these identifiable intangible assets and the determination of any residual amount that will be allocated to goodwill. The related amortization from the acquired identifiable intangible assets is also subject to revisions based on the final allocation.

During the three months ended March 28, 2008, we revised the estimated fair values of some tangible assets and liabilities associated with our WGI acquisition, which resulted in changes to our allocation of the purchase price. The following table represents the latest preliminary allocation of the purchase price to the acquired net assets of WGI and the associated estimated useful lives:

Allocation of purchase price: (In thousands)	Amount	Estimated Useful Life
Net tangible assets:
Current tangible assets	$1,223,928
Property and equipment	179,295
Other non-current tangible assets	167,492
Current liabilities	(800,945)
Long-term liabilities	(203,573)
Minority interests	(17,373)
Total net tangible assets	548,824
Identifiable intangible assets:
Customer relationships and backlog	539,391	11 years†
Trade name	34,000	15 years†
Favorable leases	2,810	4.6 years†
Total amount allocated to identifiable intangible assets	576,201
Net deferred tax assets	70,659
Accrual for restructuring costs	(23,815)
Goodwill	2,148,023
Total purchase price	$3,319,892
†Estimated weighted-average remaining useful life

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Identifiable intangible assets.  Of the total purchase price, $576.2 million has been allocated to customer relationships, trade name and favorable leases on a preliminary basis. Customer relationships and backlog represent existing contracts and the underlying customer relationships, and backlog. We will amortize the fair value of these assets based on the pattern in which the economic benefits of the intangible assets are expected to be consumed. Trade name relates to the WGI trade name, which will be amortized using the straight-line method over a preliminary estimated useful life of fifteen years. Favorable leases represent the net favorable difference between market and existing lease rates.  We will amortize the fair value of these assets based on the terms of the respective underlying leases. During the three months ended March 28, 2008, we recorded $13.3 million of amortization of identifiable intangible assets.

Net deferred tax assets.  The net deferred tax assets reflect the excess of WGI’s pre-existing deferred tax assets over the estimated net deferred tax liabilities associated with purchase accounting. Such deferred tax liabilities are associated with the step-up to fair value of identifiable intangible assets. This determination is preliminary and subject to change based upon the final determination of the fair values of identifiable intangible assets acquired.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and is subject to adjustment as the fair value of identifiable intangible assets and net deferred tax liabilities is adjusted. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets," goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable). In the event we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the period in which the determination is made. The factors that contributed to the recognition of goodwill included the acquisition of a talented workforce and cost savings opportunities. Of the total goodwill acquired, $457.1 million represents tax deductible goodwill. The adjustments made to the estimated fair values of some tangible assets and liabilities associated with our WGI acquisition had an immaterial impact on goodwill during the three months ended March 28, 2008.

Normal profit.  Normal profit is included in the fair value liability adjustment and is an accounting concept that results from the requirement that an acquiring company record at fair value all contracts, including construction contracts, of an acquiree in process at the date of the acquisition. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting in cases where there have been intervening events and changes in circumstances that occurred between the commencement of the contracts and the date of the acquisition that significantly change the economics of the contracts. These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed by us subsequent to the acquisition. Because of the acquisition of the above and below market profit status of some of the acquired fixed-price and target-price contracts, we recorded a net liability of $41.3 million in purchase accounting. The reduction of these liabilities has an impact on our recorded net income as they are amortized, but has no impact on our cash flows. The net normal profit liability is reduced as work is performed on the affected projects. We recognized a $5.3 million reduction to cost of revenues and corresponding increase in operating income for the three months ended March 28, 2008. During the three months ended March 28, 2008, we recorded a $1.6 million adjustment to reduce the net normal profit liability that was recorded in purchase accounting.  As of March 28, 2008, $32.0 million of net normal profit liability remained and was included in billings in excess of costs and accrued earnings on contracts in process on our Condensed Consolidated Balance Sheet.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Restructuring costs.  Estimated restructuring costs of $23.8 million relate primarily to costs for severance, associated benefits, outplacement services and excess facilities. The estimated restructuring costs associated with integration activities of the Washington Division were recorded as an adjustment to the WGI purchase price allocation in accordance with the requirements of EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” (“EITF 95-3”). We began a plan (the “Plan”) to integrate and restructure the Washington Division immediately after the acquisition of WGI was completed. We are still gathering information from which to make final decisions regarding the optimal organization of the combined company, and, as a result, we expect that additional adjustments and refinements to the Plan will arise. Upon completion of the organizational analysis and the approval of appropriate management, the Plan will be finalized. Future adjustments, whether increasing or decreasing the Plan's total value, may impact goodwill and accrued expense and other liabilities. We expect the Plan to be finalized during 2008. We are completing our Plan under the provisions of EITF 95-3. All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table presents a reconciliation of the restructuring reserve balance from December 28, 2007 to March 28, 2008.

(In thousands)	Amounts

Balance as of December 28, 2007	$26,600
Adjustments	(2,785)
Payments	(775)
Balance as of March 28, 2008	$23,040

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of URS Corporation and WGI for the three months ended March 30, 2007, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as indicative of our future consolidated results of operations.

Unaudited (In millions, except per share data)	Three Months Ended March 30, 2007
Revenues (1)	$1,858.0
Net income	$24.3
Basic EPS	$.30
Diluted EPS	$.30

(1)
We included pro forma adjustments of $111.4 million to revenues and $105.6 million to cost of revenues. These adjustments were made to record unconsolidated joint ventures under the equity method in order to conform to URS’ accounting polices.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

NOTE 3. JOINT VENTURES

Consolidated Ventures

We participate in construction joint ventures, partnerships and partially owned limited liability companies that are formed to bid, negotiate and complete specific projects. We have majority ownership in some of these entities, which are consolidated in our financial statements. In addition, some of these entities are variable interest entities as defined by FIN 46-R. Accordingly, we have consolidated those entities where we have determined that we are the primary beneficiary on a prospective basis beginning April 30, 2004.

We are a 60% owner and the primary beneficiary of Advatech, LLC. (“Advatech”), our most material consolidated limited liability company. Advatech provides design, engineering, construction and construction management services to its customers relating to specific technology involving flue gas desulfurization processes. We have not guaranteed any debt on behalf of Advatech; however, one of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations. Advatech’s total revenues were $73.3 million and $101.5 million for the three months ended March 28, 2008 and March 30, 2007, respectively. In addition, the following assets of Advatech as of March 28, 2008 and December 28, 2007 were consolidated into our financial statements:

(In thousands)	March 28, 2008	December 28, 2007
Cash and cash equivalents	$26,803	$27,029
Net accounts receivable	65,701	54,932
Other assets	35,850	33,737
Total assets	$128,354	$115,698

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

Other Unconsolidated Affiliates

We participate in other unconsolidated joint ventures that do not perform construction activities and in which we do not hold a controlling interest but do exercise significant influence. We have determined that we are not the primary beneficiary in these investments and we account for these investments using the equity method. The most significant of these investments is a 50% interest in an incorporated mining venture in Germany — MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

The table below presents financial information, derived from the most recent financial statements provided to us, for our unconsolidated construction and non-construction joint ventures and affiliates, in which we do not hold a controlling interest but do exercise significant influence.

(In thousands)	MIBRAG Mining Venture	Unconsolidated Construction Joint Ventures	Unconsolidated Non-Construction Joint Ventures
March 28, 2008
Current assets	$159,970	$342,148	$126,849
Noncurrent assets	$1,131,557	$2,015	$11,659
Current liabilities	$76,656	$304,154	$84,188
Noncurrent liabilities	$901,596	$—	$6,825

December 28, 2007
Current assets	$121,297	$389,104	$114,534
Noncurrent assets	$1,060,199	$5,254	$10,190
Current liabilities	$67,899	$357,430	$78,914
Noncurrent liabilities	$839,655	$—	$17,853

Three months ended March 28, 2008
Revenues	$129,864	$338,082	$113,473
Cost of revenues	110,822	316,578	84,089
Income from continuing operations before tax	$19,042	$21,504	$29,384

Three months ended March 30, 2007
Revenues	N/A(1)	$88,472	$63,231
Cost of revenues	N/A(1)	84,933	59,883
Income from continuing operations before tax	N/A(1)	$3,539	$3,348
(1)
Financial information for MIBRAG mining joint venture for the three months ended March 30, 2007 is not presented because it is owned by our Washington Division, which did not exist until our acquisition of WGI on November 15, 2007.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

NOTE 4.  PROPERTY, EQUIPMENT, AND INTANGIBLE ASSETS

Property and Equipment

(In thousands)	March 28, 2008	December 28, 2007
Equipment	$299,570	$294,084
Construction and mining equipment	197,112	198,883
Furniture and fixtures	49,719	49,401
Leasehold improvements	60,536	59,125
Construction in progress	8,099	6,553
Land and improvements	584	584
	615,620	608,630
Accumulated depreciation and amortization	(261,530)	(250,723)
Property and equipment at cost, net	$354,090	$357,907

In addition to the property and equipment presented above, we also have a parcel of land held for sale, valued at $14.0 million, in other assets.
As of March 28, 2008 and December 28, 2007, we had capitalized internal-use software development costs of $89.1 million and $87.4 million, respectively.

Depreciation expense related to property and equipment was $14.4 million and $9.4 million for the three months ended March 28, 2008 and March 30, 2007, respectively.

Intangible Assets

Amortization expense related to intangible assets for the three months ended March 28, 2008 and March 30, 2007 was $13.4 million and $0.3 million, respectively.

NOTE 5. INDEBTEDNESS

Indebtedness consists of the following:

(In thousands)	March 28, 2008	December 28, 2007
Bank term loans, net of debt issuance costs	$1,255,603	$1,254,383
Obligations under capital leases	20,919	22,715
Notes payable, foreign credit lines and other indebtedness	29,770	29,683
Total indebtedness	1,306,292	1,306,781
Less:
Current portion of long-term debt	17,769	17,964
Long-term debt	$1,288,523	$1,288,817

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

2007 Credit Facility

Our Senior Secured Credit Facility (“2007 Credit Facility”) consists of two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.

As of both March 28, 2008 and December 28, 2007, the outstanding balance of the term loan A was $999.6 million at interest rates of 6.84% and 6.79%, respectively. The outstanding balance of the term loan B was $275.4 million as of both March 28, 2008 and December 28, 2007 at interest rates of 7.59% and 7.54%, respectively. We did not have any amount outstanding under our revolving line of credit as of March 28, 2008 and December 28, 2007. As of March 28, 2008, we were in compliance with all the covenants of the 2007 Credit Facility.

Revolving Line of Credit

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Three Months Ended March 28, 2008	Year Ended December 28, 2007
Effective average interest rates paid on the revolving line of credit	6.7%	8.2%
Average daily revolving line of credit balances	$0.1	$2.3
Maximum amounts outstanding at any one point in time	$7.6	$40.3

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of March 28, 2008 and December 28, 2007, we had outstanding amounts of $29.8 million and $29.7 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted-average interest rates of the notes were approximately 6.3% and 6.5% as of March 28, 2008 and December 28, 2007, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees. As of March 28, 2008 and December 28, 2007, we had $15.4 million and $15.0 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases. As of March 28, 2008 and December 28, 2007, we had approximately $20.9 million and $22.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Maturities

As of March 28, 2008, the amounts of our long-term debt outstanding (excluding capital leases and debt issuance costs) that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$8,826
Second year	63,360
Third year	112,315
Fourth year	439,988
Fifth year	589,123
Thereafter	71,761
$1,285,373

As of March 28, 2008, the amounts of capital leases that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$9,806
Second year	5,463
Third year	4,245
Fourth year	2,574
Fifth year	784
Thereafter	8
Total minimum lease payments	22,880
Less: amounts representing interest	1,961
Present value of net minimum lease payments	$20,919

Fair Values of Debt Instruments and Interest Rate Swaps

Our debt is predominantly floating-rate.  At March 28, 2008 and December 28, 2007, the estimated current market value of term loans A and B was approximately $5.9 million and $9.5 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.

As of March 28, 2008 and December 28, 2007, the fair values of our swap liabilities were $21.6 million and $3.9 million, respectively. The increase was due to falling short-term market interest rates. The short-term portion of the swap liabilities was recorded in accrued expenses and the long-term portion of the swap liabilities was recorded in other long-term liabilities on our Condensed Consolidated Balance Sheets. The adjustment to fair value of the swap liabilities was recorded in accumulated other comprehensive income. We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps have been deemed to be an effective hedge.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our financial insturments carried at fair value include our money market funds and our swap liabilities. The fair value of our money market funds, which are included in cash equivalents, approximates cost and the funds are valued under Level 1. The following table presents the fair value of our swap liabilities, which are carried at fair value on a recurring basis as of March 28, 2008:

(In millions)	Total Carrying Value as of March 28, 2008	Fair Value Measurement as of March 28, 2008
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$ 21.6	$ —	$ 21.6	$ —

Valuation

Our derivative instruments are used as risk management tools and are not used for trading or speculative purposes. Each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data as of March 28, 2008 and for the duration of the derivative’s life.

NOTE 6. EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Domestic Pension and Supplemental Executive Retirement Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans. The components of our net periodic pension costs relating to the domestic pension and supplemental executive retirement plans for the three months ended March 28, 2008 and March 30, 2007 were as follows:

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Service cost	$1,684	$1,923
Interest cost	4,500	2,807
Expected return on plan assets	(3,914)	(2,850)
Amortization of:
Prior service cost	(518)	(525)
Net loss	12	265
Net periodic benefit cost	$1,764	$1,620

During the three months ended March 28, 2008, we made cash contributions of $3.9 million to the pension plans for the 2008 plan year. We currently expect to make additional cash contributions of approximately $11.3 million for the remainder of 2008.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans). Post-retirement benefit plans provide medical and life insurance benefits to employees that meet eligibility requirements. All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.

The components of our net periodic benefit costs relating to the post-retirement benefit plans for the three months ended March 28, 2008 and March 30, 2007 were as follows:

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Service cost	$17	$65
Interest cost	647	79
Expected return on plan assets	(74)	(75)
Amortization of:
Net (gain) loss	(57)	10
Net periodic benefit cost	$533	$79

Final Salary Pension Fund

    As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Fund in the United Kingdom (“Final Salary Pension Fund”). The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses. The components of our net periodic pension costs relating to this plan for the three months ended March 28, 2008 and March 30, 2007 were as follows:

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Interest cost	$310	$277
Expected return on plan assets	(130)	(127)
Amortization of:
Net loss	51	48
Net periodic pension cost (1)	$231	$198

(1)	We used the current rate method in translating our net periodic pension costs to the U.S. dollar.

During the three months ended March 28, 2008, we made cash contributions of $0.1 million to the Final Salary Pension Fund for the 2008 plan year. We currently expect to make additional cash contributions during 2008 of approximately $0.6 million.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

NOTE 7.  STOCK-BASED COMPENSATION

We recognize stock-based compensation expense, net of estimated forfeitures, over the service periods (generally vesting periods of three to four years) of the stock-based compensation awards on a straight-line basis in general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents our stock-based compensation expenses related to stock options, restricted stock awards and units, and the related income tax benefits recognized, for the three months ended March 28, 2008 and March 30, 2007.

	Three Months Ended
(In millions)	March 28, 2008	March 30, 2007
Stock-based compensation expenses:
Restricted stock awards and units	$6.6	$5.7
Stock options	—	0.9
Stock-based compensation expenses	$6.6	$6.6

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$2.6	$2.6

Restricted Stock Awards and Units

    We record compensation expense related to restricted stock awards and units over the applicable vesting periods as required under SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). As of March 28, 2008, we had unrecognized stock-based compensation expense of $93.8 million related to nonvested restricted stock awards and units. This expense is expected to be recognized over a weighted-average period of 3.2 years. The total fair values of shares vested and the grant date fair values of restricted stock awards and units granted during the three months ended March 28, 2008 and March 30, 2007 are summarized below:

(In millions)	March 28, 2008	March 30, 2007
Fair values of shares vested	$6.9	$2.8
Grant date fair values of restricted stock awards and units	$37.3	$19.6

A summary of the status and changes of our nonvested restricted stock awards and units, according to their contractual terms, as of March 28, 2008 and during the three months ended March 28, 2008 are presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 28, 2007	1,736,333	$44.58
Granted	1,069,674	$34.86
Vested	(209,612)	$40.97
Forfeited	(12,224)	$44.94
Nonvested at March 28, 2008	2,584,171	$40.80

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

Stock Incentive Plans

We did not grant any stock options during the three months ended March 28, 2008. A summary of the status of, and changes in, stock options granted under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan according to their contractual terms, which expire in ten years from the date of grant, as of March 28, 2008 and for the three months ended March 28, 2008 are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2007	1,605,957	$22.60	4.74	$51.7
Exercised	(19,983)	$21.49
Forfeited/expired/cancelled	—
Outstanding at March 28, 2008	1,585,974	$22.62	4.50	$16.2
Options exercisable at March 28, 2008	1,581,640	$22.59	4.50	$16.2

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $32.83 as of March 28, 2008, which would have been received by the option holders had all option holders exercised their options on that date.

For the three months ended March 28, 2008 and March 30, 2007, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $0.5 million and $3.9 million, respectively.  As of March 28, 2008, we had unrecognized stock-based compensation expense of six thousand dollars related to nonvested stock option awards.  This expense is expected to be recognized during the second quarter of fiscal 2008. The total fair value of stock options vested during the three months ended March 28, 2008 and March 30, 2007 was $0.1 million and $0.1 million, respectively.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

NOTE 8. SEGMENT AND RELATED INFORMATION

We operate our business through three segments: the URS Division, the EG&G Division and the newly acquired Washington Division. The URS Division provides a comprehensive range of professional program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private industry clients in the U.S. and internationally. The EG&G Division provides program management, planning, design and engineering, systems engineering and technical assistance, operations and maintenance, and decommissioning and closure services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security. The Washington Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private industry clients in the U.S. and internationally.

These three segments operate under separate management groups and produce discrete financial information. Their operating results also are reviewed separately by management. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 28, 2007. The information disclosed in our condensed consolidated financial statements is based on the three segments that comprise our current organizational structure.

       Effective at the beginning of our 2008 fiscal year, we realigned several of our operations serving the same markets or clients in order to consolidate these businesses in the division that is most capable of successfully addressing these markets or clients. This realignment included transferring part of the URS Division’s Advatech joint venture, which provides emissions control services for coal-fired power plants, to the Washington Division and transferring the Washington Division’s Defense Business Unit to the EG&G Division, as well as the realignment of some smaller businesses.

The following tables present summarized financial information for our reportable segments. “Inter-segment, eliminations and other” in the following tables include elimination of inter-segment sales and investments in subsidiaries. The segment balance sheet information presented below is included only for informational purposes. We do not allocate resources based upon the balance sheet amounts of individual segments. Our long-lived assets primarily consist of property and equipment.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

(In millions)	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007 (3)
Revenues
URS Division	$819.2	$727.3
EG&G Division	549.2	337.8
Washington Division	901.6	69.7
Inter-segment, eliminations and other	(11.0)	(2.8)
Total revenues	$2,259.0	$1,132.0
Equity in income of unconsolidated affiliates
URS Division	$1.9	$2.2
EG&G Division	1.7	1.4
Washington Division	26.1	—
Total equity in income of unconsolidated affiliates	$29.7	$3.6
Contribution (1)
URS Division	$58.6	$53.3
EG&G Division	27.2	16.7
Washington Division	43.2	2.6
Inter-segment and other unallocated operating costs	—	(0.2)
General and administrative expenses (2)	(20.4)	(17.3)
Corporate interest expense	(24.4)	(3.1)
Total contribution	$84.2	$52.0
Operating income
URS Division	$57.3	$52.1
EG&G Division	26.5	15.8
Washington Division	48.2	3.6
Inter-segment and other unallocated operating costs	—	(0.2)
General and administrative expenses (2)	(16.2)	(13.6)
Total operating income	$115.8	$57.7
Depreciation and amortization
URS Division	$9.0	$8.3
EG&G Division	5.6	1.0
Washington Division	12.9	0.2
Corporate and other	0.3	0.2
Total depreciation and amortization	$27.8	$9.7

(1)
We define segment contribution as total segment operating income (which is net income before income taxes, minority interests and interest expense) before allocation of various segment expenses, including stock compensation expenses, and after interest expense.

(2)	General and administrative expenses represent expenses related to corporate functions.

(3)
We revised and conformed the prior period’s amounts to our current year’s segment presentation. As Washington Division did not exist as a division before November 15, 2007, the amounts presented for the first quarter of fiscal 2007 are not comparable to the results for the first quarter of fiscal 2008, and are comprised of the amounts that represent the result of realignment of our operations among our divisions as discussed above.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

A reconciliation of segment contribution to segment operating income for the three months ended March 28, 2008 and March 30, 2007 is as follows:

	Three Months Ended March 28, 2008
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Elimination	Consolidated
Contribution	$58.6	$27.2	$43.2	$(20.4)	$(24.4)	$—	$84.2
Minority interests	0.2	—	5.7	—	—	—	5.9
Unallocated SFAS 123(R) expenses	(2.4)	(0.8)	(1.1)	4.3	—	—	—
Other miscellaneous unallocated expenses	0.9	0.1	0.4	(0.1)	24.4	—	25.7
Operating income (loss)	$57.3	$26.5	$48.2	$(16.2)	$—	$—	$115.8

	Three Months Ended March 30, 2007 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Elimination	Consolidated
Contribution	$53.3	$16.7	$2.6	$(17.3)	$(3.1)	$(0.2)	$52.0
Minority interests	0.8	—	1.0	—	—	—	1.8
Unallocated SFAS 123(R) expenses	(2.7)	(0.5)	—	3.2	—	—	—
Other miscellaneous unallocated expenses	0.7	(0.4)	—	0.5	3.1	—	3.9
Operating income (loss)	$52.1	$15.8	$3.6	$(13.6)	$—	$(0.2)	$57.7

(1)

We revised and conformed the prior period’s amounts to our current year’s segment presentation. As Washington Division did not exist as a division before November 15, 2007, the amounts presented for the first quarter of fiscal 2007 are not comparable to the results for the first quarter of fiscal 2008, and are comprised of the amounts that represent the result of realignment of our operations among our divisions as discussed above.

Total assets by segments are as follows:

(In millions)	March 28, 2008	December 28, 2007
URS Division	$1,702.8	$1,733.7
EG&G Division	899.2	918.2
Washington Division	4,075.1	4,060.7
Corporate	4,999.2	4,889.6
Eliminations	(4,768.1)	(4,672.2)
Total assets	$6,908.2	$6,930.0

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Investments in Unconsolidated Affiliates

As of March 28, 2008 and December 28, 2007, we had $227.4 million and $206.7 million, respectively, in investments accounted for by the equity method.

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation by geographic areas are shown below.

	Three Months Ended
(In millions)	March 28, 2008	March 30, 2007
Revenues
United States	$2,040.9	$1,023.7
International	222.8	114.6
Eliminations	(4.7)	(6.3)
Total revenues	$2,259.0	$1,132.0

No individual foreign country contributed more than 10% of our consolidated revenues for the three months ended March 28, 2008 and March 30, 2007.

(In millions)	March 28, 2008	December 28, 2007
Property and equipment at cost, net
United States	$255.5	$254.4
International	98.6	103.5
Total property and equipment at cost, net	$354.1	$357.9

Major Customers

We have multiple contracts with the U.S. Army, one of our major customers, which collectively contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and the loss of any contract would not have a material adverse effect on our business.  The following table presents our revenues from the U.S. Army by segment.

	Three Months Ended
(In millions)	March 28, 2008	March 30, 2007
The U.S. Army (1)
URS Division	$28.1	$30.4
EG&G Division	346.2	174.8
Washington Division	25.0	—
Total U.S. Army	$399.3	$205.2

(1) The U.S. Army includes U.S. Army Corps of Engineers

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

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

Two Saudi Arabian landlords have pursued claims over disputed rents in Saudi Arabia. The Saudi Arabian landlord of the Al Bilad complex received a judgment in Saudi Arabia against LSI. During the quarter ended March 30, 2007, Al Bilad received payment of this judgment out of the $12.2 million receivable held by the Ministry. As a result, we have reduced both our receivable and a reserve against the Saudi Arabian judgment regarding the Al Bilad complex to reflect the payment made by the Ministry. Another landlord has obtained a judgment in Saudi Arabia against LSI for $1.2 million and LSI successfully appealed this decision in June 2005 in Saudi Arabia, which was remanded for future proceedings. We continue to review our legal position and strategy regarding these judgments.

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

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS– UNAUDITED (continued)

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

As of March 28, 2008, Solidere had withheld project payments owed to Radian amounting to $11.5 million. We have recorded this amount as accounts receivable and retainage. In addition, we recorded $4.2 million in consolidated costs and accrued earnings in excess of billings on contracts in process.

Radian will vigorously continue to pursue its claims against Solidere and Alpina. Radian and URS Corporation will also continue to defend vigorously the claims asserted against them.

•
Tampa-Hillsborough County Expressway Authority:  In 1999, URS Corporation Southern, our wholly owned subsidiary, entered into an agreement with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design, project oversight and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure (the “Expressway”) in Tampa, Florida. Also, URS Holdings, Inc., our wholly owned subsidiary, entered into a subcontract agreement with an unrelated third party to provide geotechnical services in connection with the construction of roads to access the Expressway. In 2004, during construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries occurred as a result of the incident. The Authority has completed remediation of the Expressway.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

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

•
Rocky Mountain Arsenal: In January 2002, URS Group, Inc., our wholly owned subsidiary, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado. In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. (“TTFW”), in District Court for the County of Denver in the State of Colorado. In June 2006, the District Court issued a $1.1 million judgment against TTFW, granting some of URS Group, Inc.’s claims, but denying the largest claim.  URS Group, Inc. appealed the judgment to the Colorado Court of Appeals in June 2006. The Court of Appeals found that TTFW possessed information at the time of bidding that it did not disclose to bidders and issued a unanimous decision in favor of URS Group, Inc. in February 2008, which remanded the matter to the trial court for further proceedings.  On April 23, 2008, TTFW filed a petition for review with the Colorado Supreme Court, which URS Group, Inc. intends to oppose.  URS Group, Inc. intends to continue our vigorous attempt to collect the remaining contract cost overruns.

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

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

•
130 Liberty Street:  On August 18, 2007, two New York City firemen lost their lives fighting a fire at a skyscraper undergoing decontamination and deconstruction at 130 Liberty Street in New York City.  One of our subsidiaries, URS Corporation – New York, had been retained before the accident by the 130 Liberty Street property owner to advise, monitor and report on the general contractor’s performance as well as its compliance with the project’s contractual requirements. In August 2007, the Manhattan District Attorney served subpoenas related to this accident on the property owner, URS Corporation - New York, the general contractor and its principal subcontractors, as well as the City of New York.  In February and April of 2008, URS Corporation – New York was sued in the New York Supreme Court by the estates of the two firemen for negligence, public and private nuisance, and wrongful death, as well as for statutory violations of various local and state public safety codes.  Both estates are alleging punitive damages and one estate has asked for damages of approximately $50 million.  URS Corporation – New York intends to defend these matters vigorously.

•
USAID Egyptian Projects:  In March 2003, WGI, a company acquired by us on November 15, 2007, was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the US Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s. In November 2004, the federal government filed an action in the U.S. District Court for the District of Idaho against WGI and Contrack International Inc., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million. WGI denies any liability in the action and contests the federal government’s damage allegations and its entitlement to any recovery. All USAID projects under the contracts have been completed and are fully operational.

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

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

WGI’s joint venture for one of the USAID projects brought arbitration proceedings before an arbitration tribunal in Egypt in which the joint venture asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, National Organization for Potable Water and Sanitary Drainage (“NOPWASD”), an Egyptian government agency, asserted in a counterclaim that by reason of alleged violations of the USAID source, origin and nationality regulations, and alleged violations of Egyptian law, WGI’s joint venture should forfeit its claim, pay damages of approximately $6.0 million and the owner’s costs of defending against the joint venture’s claims in arbitration. WGI denied liability on NOPWASD’s counterclaim. On April 17, 2006, the arbitration tribunal issued its award providing that the joint venture prevailed on its affirmative claims in the net amount of $8.2 million, and that NOPWASD's counterclaims were rejected. WGI’s portion of any final award received by the joint venture would be approximately 45%.

WGI will continue to defend this matter vigorously against the federal government and will continue to pursue all affirmative claims.

•
New Orleans Levee Failure Class Action Litigation: From July 1999 through May 2005, Washington Group International, Inc., an Ohio company (“WGI Ohio”), a wholly owned subsidiary acquired by us on November 15, 2007, performed demolition, site preparation, and environmental remediation services for the U.S. Army Corps of Engineers on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana. On August 29, 2005, Hurricane Katrina devastated New Orleans. The storm surge created by the hurricane overtopped the Industrial Canal levee and floodwall, flooding the Lower Ninth Ward and other parts of the city.

Since September 2005, over 59 personal injury, property damage and class action lawsuits have been  filed in Louisiana State and federal court naming WGI Ohio as a defendant. Other defendants include the U.S. Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company. Over 1,450 hurricane-related cases, including WGI Ohio cases, have been consolidated in the Federal District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees. The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina. The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding. The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs. WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina. Also, WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the U.S. government and is pursuing dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability and plaintiffs failed to state a claim of negligence.

WGI Ohio denies any liability and will continue to defend this matter vigorously.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

•
SR-125: WGI, a company acquired by us on November 15, 2007, has a 50% interest in a joint venture that is performing a $401 million fixed-price highway project in California that was approximately 95% complete as of March 28, 2008. Prior to the acquisition, WGI recorded significant losses on the project resulting from various developments, including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays. In many instances, these developments were unanticipated. We expect that our investment in the joint venture will be approximately $25 million when the project is completed. It remains possible that the joint venture may incur additional losses and, if the joint venture is unsuccessful in recovering at least a portion of its claims, additional charges will be required. On April 28, 2008, the project owner drew $4.5 million on a Letter of Credit posted by WGI, based on a disputed unilateral deductive change order issued by the project owner. That matter is among the numerous claims in dispute made by the joint venture against the project owner, and will ultimately be decided in binding arbitration between the parties. The joint venture will continue its vigorous attempt to collect all claimed amounts.

Currently, our insurance program for the URS and EG&G Divisions includes limits of $125.0 million per loss and $125.0 million in the aggregate for general liability, professional errors and omissions liability and contractor’s pollution liability insurance (in addition to other policies for some specific projects). The general liability policy includes a self-insured claim retention of $4.0 million (or $10.0 million in some circumstances). The professional errors and omissions liability and contractor’s pollution liability insurance policies include a self-insured claim retention amount of $10.0 million for each covered claim. Our insurance program for the Washington Division includes limits totaling $500.0 million per loss and $500.0 million in the aggregate for general liability and $200.0 million per loss and $200.0 million in the aggregate for professional errors and omissions liability (in addition to other policies for some specific projects). The general liability and professional errors and omissions liability include a deductible of $2.0 million for each covered claim.

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

The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any outstanding claim or litigation matter could have a material adverse effect on us.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Guarantee Obligations and Commitments

As of March 28, 2008, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our joint ventures, in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee was equal to the remaining term of the underlying credit facility. As of March 28, 2008, the amount of the guarantee was $15.0 million, which has been extended to September 30, 2008.

We have guaranteed a letter of credit issued on behalf of one of our construction joint ventures, which we are a 60% owner. The total amount of the letter of credit was $7.2 million as of March 28, 2008.

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture. Currently, we have no material indemnified claims.

As of March 28, 2008, the amount of the guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $10.1 million.

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

 The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. See “Forward-Looking Statements” on page 1. You should read this discussion in conjunction with: Part II, Item 1A, “Risk Factors,” beginning on page 57; the condensed consolidated financial statements and notes thereto contained in Part I, Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, which was previously filed with the Securities and Exchange Commission (“SEC”).

OVERVIEW

Consolidated revenues for the first quarter of 2008 were $2,259.0 million compared with $1,132.0 million during the same period in 2007. This increase was primarily the result of the revenues generated by the businesses we added through our acquisition of Washington Group International, Inc. (“WGI”) on November 15, 2007. The majority of the acquired businesses operate under the name, “Washington Division.” Operating income grew at a similar pace for the same reason. Interest expense increased from $3.9 million during the first quarter of 2007 to $25.6 million for the first quarter of 2008 because of the debt we incurred in order to complete the WGI acquisition. Net income increased 62.5% from $30.4 million during first quarter of 2007 to $49.4 million for the first quarter of 2008, again, primarily as a result of the WGI acquisition. Earnings per share increased from $.58 per share during the first quarter of 2007 to $.60 per share during the first quarter of 2008, although the weighted-average shares outstanding grew from 52.1 million to 82.5 million, as a result of the issuance of shares related to the WGI acquisition.

Because the WGI acquisition occurred late in 2007, some of the financial results for the quarter ended March 28, 2008 are not comparable to the results for the same quarter in 2007. However, in order to give visibility into the underlying business growth compared to the effects of the acquisition on our financial results, our discussion and analysis describes the impact of the operations from the businesses purchased in the WGI acquisition. In addition, the following table provides a high-level comparison of revenues between the quarter ended March 28, 2008 and combined pro forma revenues for the quarter ended March 28, 2007, along with a table reconciling from the combined pro forma revenues to actual revenues for the same period. The combined pro forma revenues were calculated in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We have provided this information because we believe it will assist readers in understanding the effect of the acquisition as a component of the overall revenue growth of our business.

	Three Months Ended
(In millions, except percentages)	March 28, 2008	(pro forma combined) March 30, 2007 (1)	Increase	Percentage Increase

R Revenues	$2,259.0	$1,858.0	$401.0	21.6%

Reconciliation schedule of revenues for the three months ended March 30, 2007:
Pro forma combined revenues (1)		$1,858.0
Add: revenues adjustments accounted for under the equity method (1)		111.4
Less: WGI historical revenues		(837.4)
URS historical revenues		$1,132.0	$1,127.0	99.6%

(1) The pro forma combined revenues presented in this discussion are calculated based on the definition of pro forma combined revenues under Statement of Financial Accounting Standards ("SFAS") No. 141, “Business Combinations” (“SFAS 141”) presented in Note 2, “Acquisition.” It included pro forma adjustments of $111.4 million to revenues and $105.6 million to cost of revenues. These adjustments were made to record unconsolidated joint ventures under the equity method in order to conform to URS’ accounting polices.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services. We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world. We also are a major United States ("U.S.") federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance. Our business focuses primarily on providing fee-based professional and technical services, and construction and construction management services, although we also provide mining, operations and maintenance, facilities management and other engineering and technical services. As a result, our business is labor intensive on the majority of our projects and capital intensive on construction and mining projects. We generate revenues by providing professional and technical services, and executing construction and mining contracts. To derive income from our revenues we must effectively manage our costs. We provide our services through three operating divisions: the URS Division, the EG&G Division, and the Washington Division.

The acquisition of WGI was accounted for under the purchase accounting method. Unless the context otherwise requires, all information presented in this discussion excludes the results of operations and financial condition of WGI prior to November 16, 2007.

The acquisition of WGI has enhanced our ability to provide fully integrated engineering and construction services for every stage of the project life cycle—from planning, design and engineering through construction to operations and maintenance. The acquisition also has expanded our capabilities and competitive position in the power market and the nuclear management market, particularly with the Department of Energy (“DOE”), as well as in transportation, mining, defense, and industrial infrastructure and process engineering markets.

Our revenues are dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, renew existing client agreements and provide outstanding services. Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

Our construction and project management costs are driven primarily by the compensation we pay to our employees, including fringe benefits, the cost of hiring subcontractors, construction materials, and other project-related expenses, and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

In conjunction with the WGI acquisition, we are reporting financial results on a consolidated basis and for our three operating segments: the URS Division, the EG&G Division and the Washington Division. In addition, for the purposes of reporting and analyzing our results, we have redefined our key market sectors as follows: the power sector, the infrastructure sector, the federal sector and the industrial and commercial sector. These new market sectors reflect the changes to our overall business mix as a result of the WGI acquisition. This reclassification has no impact on our financial or segment reporting. It only affects how we define revenues by market sector.

In the power market sector, we plan, design, engineer, construct, retrofit and maintain most types of power generating facilities, as well as the systems that transmit and distribute electricity. Our services include planning, siting and licensing, permitting, engineering, procurement, construction, facility start-up, operations and maintenance, upgrades and modifications, and decommissioning and closure. Our project experience includes fossil fuel and nuclear power plants, hydropower, and alternative and renewable energy sources. We also specialize in the development and installation of clean air technologies that reduce sulfur dioxide, sulfur trioxide, mercury and other harmful emissions at both new and existing fossil fuel power plants. This market sector is primarily served by our Washington Division, although our URS Division provides some engineering and environmental services to clients in this sector.

In the infrastructure market sector, we provide a wide range of services required to plan, design, construct, operate and maintain surface, air and rail transportation systems and networks, as well as ports and harbors. We also provide program management, planning, design, engineering, construction and construction management services for water supply, storage, distribution and treatment systems, and for many types of buildings. These include educational, judicial, correctional, health care, retail, sports, recreational, industrial manufacturing, research and office facilities. The infrastructure market sector is served by our URS and Washington Divisions.

In the federal market sector, we are a major contractor to the U.S. federal government, serving a wide variety of U.S. federal government departments and agencies. For Department of Defense (“DOD”) agencies, we provide a wide range of program management, systems engineering and technical assistance, and operations and maintenance services to modernize weapons systems, as well as to maintain, modify and overhaul aircraft, ground vehicles and other military equipment. We also operate complex government and military installations and provide flight training for pilots of fixed wing and rotary wing military aircraft. In addition, we plan, design and construct hangars, military housing and other government buildings. We also provide engineering, construction, operations and maintenance, and decommissioning and closure services for weapons and chemical demilitarization programs. For the DOE, we manage complex facilities and programs involving the storage, deactivation, decommissioning and disposal of radioactive and chemical waste. We also provide a variety of services to the Department of Homeland Security (“DHS”), the DOD and other federal agencies in support of homeland security activities. The federal market sector is served by all three of our divisions.

In the industrial and commercial market sector, we provide planning, engineering, process design, and construction and construction management services for new industrial and commercial facilities, as well as for the expansion and upgrade of existing facilities. We serve a diverse roster of clients in the oil and gas, pipeline, manufacturing, and chemical/pharmaceutical industries. We also provide facility management services to the industrial and commercial sector, including building maintenance, waste management, health and safety, and security services. In addition, we plan, design, develop and operate mines and metal and mineral processing facilities worldwide. The industrial and commercial market sector is served by our URS and Washington Divisions.

Effective at the beginning of our 2008 fiscal year, we realigned several of our operations serving the same markets or clients in order to consolidate these businesses in the division that is most capable of successfully addressing these markets or clients. This realignment included transferring part of the URS Division’s Advatech, LLC. ("Advatech") joint venture, which provides emissions control services for coal-fired power plants, to the Washington Division and transferring the Washington Division’s Defense Business Unit to the EG&G Division, as well as the realignment of some smaller businesses.

For our discussion and analysis of results for the first quarter of the 2008 fiscal year compared with the first quarter of the 2007 fiscal year, we have reallocated revenues and operating income among our URS, EG&G and Washington Divisions for the first quarter of 2007 in order to present them on the basis of the realignments discussed above. These reallocations were made to facilitate a comparison of our results for the first quarter of fiscal 2008 with the comparable period last year.

Revenues for the Three Months Ended March 28, 2008

Consolidated revenues for the three months ended March 28, 2008 increased 99.6% over consolidated revenues for the three months ended March 30, 2007. These results, which include $892 million in revenues generated by the operations from our new Washington Division, reflects growth in all of our market sectors. The divisional information presented in this discussion, where applicable, represents the results of operations after the realignment of various businesses amongst the divisions.

Revenues from our power market sector increased approximately 183.7% for the three months ended March 28, 2008 compared with the three months ended March 30, 2007. The majority of this increase was derived from the power business we acquired through the WGI acquisition. It generated revenues of $290 million, or 72.5% of power sector revenues, for the three months ended March 28, 2008. During the quarter, we experienced strong demand for the services we provide to design, construct, retrofit and upgrade fossil fuel and nuclear power plants to expand generating capacity. Revenues also increased from our emissions control services to retrofit coal-fired power plants with clean air technologies and from a contract to provide construction services for a new uranium enrichment facility.

Revenues from our infrastructure market sector increased approximately 45.0% for the three months ended March 28, 2008 compared with the three months ended March 30, 2007. This increase includes $84 million in revenues for the three months ended March 28, 2008, generated from the infrastructure business we acquired through the WGI acquisition. During the quarter, we experienced strong demand for the services we provide to expand and modernize surface, air and rail transportation systems, as well as water supply, distribution and treatment infrastructure. In addition, revenues increased from the operations and maintenance services we provide for mass transit systems and toll roads.

Revenues from our federal market sector for the three months ended March 28, 2008 increased approximately 78.9% compared with the three months ended March 30, 2007. This increase included $231 million in revenues for the three months ended March 28, 2008, generated by the federal government businesses we acquired through the WGI acquisition. We continued to experience strong demand for the services we provide to DOD agencies to modernize weapons systems, refurbish military vehicles and aircraft, and manage military and other government facilities. In addition, revenues increased from several large nuclear management contracts with the DOE and from the global threat reduction services we perform to eliminate chemical, biological and nuclear weapons. Revenues also increased from environmental and facilities, design, and construction services at government installations.

Revenues from our industrial and commercial market sector for the three months ended March 28, 2008 increased approximately 155.8% compared with the three months ended March 30, 2007. This increase includes $344 million generated by the industrial and commercial business we acquired as a result of the WGI acquisition for the three months ended March 28, 2008. Revenue growth in the oil and gas sector was a significant contributor to the overall growth of our industrial and commercial business as oil and gas clients continued to use profits from sustained high-level of energy prices to finance capital investments. We also experienced strong demand for the services we provide to develop and operate mines, as well as to manage the operations of industrial and commercial facilities.

Cash Flows and Debt

During the three months ended March 28, 2008, we used $23.9 million in cash from operations. (See “Condensed Consolidated Statements of Cash Flows” included under Part I - Item 1 of this report.) Cash flows from operations increased by $24.3 million for the three months ended March 28, 2008 compared with the same period in 2007 due to an increase in operating income, a decrease in income tax payments, partially offset by an increase in interest payments. Furthermore, various components of our balance sheet fluctuated due to the timing of payments from clients on accounts receivable and the timing of payments to vendors and subcontractors.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) was 27% as of March 28, 2008 and December 28, 2007.

Business Trends

Power

We expect strong revenue growth from the power market sector for the remainder of the 2008 fiscal year. As a result of the acquisition of WGI, we have significantly expanded our capabilities in engineering, construction, and operations and maintenance for new fossil fuel and nuclear power plants. The WGI acquisition also has expanded our work providing modification services and component replacements for existing power generation facilities, including the installation of flue gas desulfurization units to reduce emissions from coal-fired power plants.

We expect strong demand for energy and increasingly stringent regulatory requirements on emissions to continue to drive demand for the services we provide in the power market sector. We also anticipate that the increased political focus on energy independence and the negative environmental impact of fossil fuels will result in new long-term opportunities for the development of new nuclear power facilities. In addition, we anticipate that the 2005 Energy Act, which provides tax incentives and loan guarantees for the development of nuclear power facilities in the U.S., will have a positive impact on our nuclear power business.

Infrastructure

We expect revenues from the infrastructure market sector will grow moderately in fiscal year 2008. The WGI acquisition has enhanced our infrastructure capabilities, allowing us to offer integrated services for the full life cycle of a project—from planning, design and engineering through construction to operations and maintenance —for transportation, water and wastewater, and facility projects. We believe that clients and potential clients in this market sector are increasingly looking for single-source providers of these services to increase efficiency and reduce the time required to complete major infrastructure projects. We also believe that the WGI acquisition enhances our ability to capture a larger share of the infrastructure market.

At the same time, due to the downturn in the housing market and the economic slowdown in the U.S., some state and local governments are experiencing decreases in tax revenues and budget deficits, which could affect their spending on infrastructure improvement programs. In addition, the rising cost of raw materials continues to result in higher construction bids, which could deplete available funding sources more quickly. We also expect a decrease in the availability of funding under the U.S. federal highway transit and funding bill, the Safe, Accountable, Flexible, Efficient, Transportation, Equity Act: A Legacy for Users ("SAFETEA-LU"). The Bush Administration’s proposed fiscal 2009 budget includes $40.1 billion for SAFETEA-LU, a 5% decrease from fiscal 2008.

However, funding for infrastructure work is more diverse than it has historically been due to the use of State bond funding to support major infrastructure improvement programs. In addition, we are seeing an increase in the use of public-private partnerships at the state and local government level to fund transportation projects. As a result, we believe the diversification of funding sources for infrastructure projects will help to mitigate the impact of state budget cuts or a decrease in federal matching funds under SAFETEA-LU.

Federal Government

We expect revenues from our federal market sector to continue to grow throughout the 2008 fiscal year, based on secured funding and the strategic priorities of the DOD. In the post-Cold War era, the DOD’s focus has shifted from security concerns in Europe to new risks in the Middle East and Asia, resulting in the realignment of the military command structure, military bases and troop deployments around the world. Many of the military base realignments are being implemented by the DOD through the Military Transformation initiative, the Base Realignment and Closure ("BRAC") program. These bases will require environmental, planning, design, engineering and construction services before they can be redeveloped or closed, resulting in additional opportunities for our URS and Washington Divisions. The DOD’s 2008 fiscal budget includes $8.2 billion in BRAC funding, a 45% increase from 2007.

The DOD frequently uses large bundled contracts, which typically require the provision of a full range of services at multiple sites throughout the world, to execute major initiatives like Military Transformation programs and the Global War on Terror. We expect the addition of the Washington Division’s resources and construction capabilities to enhance our ability to win and execute these large contracts. We also expect to continue benefiting from the DOD trend to outsource non-combat activities. These activities include the maintenance, modification and refurbishment of military vehicles, aircraft and ground support equipment, as well as the modernization of aging weapons systems and the development of new weapons systems, which are core services provided by our EG&G Division. The Bush Administration has submitted a $515 billion base line DOD budget for 2009, a 7.5% increase over the DOD’s 2008 budget.

We also expect to derive a significant portion of our federal business from the nuclear management services we provide to the DOE, including the management and operation of the nation’s nuclear weapons stockpile, the disposal of nuclear and hazardous waste, the decontamination and decommissioning of nuclear waste sites and facilities, and the development of new nuclear power technology. The Bush Administration’s proposed 2009 budget includes $25 billion for the DOE, a 4.7% increase over 2008. This budget includes $9.1 billion for the National Nuclear Security Administration to maintain the nation’s nuclear weapons stockpile and support nonproliferation programs, $5.5 billion for the Office of Environmental Management to clean up Cold War-legacy nuclear waste, and $4.7 billion for the Office of Science to support research and the development of new technology.

Industrial and Commercial

We expect revenues from the industrial and commercial market sector to continue to grow throughout the 2008 fiscal year. The industrial and commercial market sector has shown sustained growth, particularly among clients in the oil and gas and mining industries. Many of these clients have increased their capital expenditures as capacity utilization has grown to meet strong demand. The acquisition of WGI has enabled us to expand the range of services we provide to these clients, particularly in the areas of construction, operations and maintenance, facility management and contract mining capabilities.

For the remainder of the 2008 fiscal year, we expect oil and gas clients will continue to use profits from the sustained high-level of energy prices to finance capital improvement projects. In the mining industry, we anticipate that high commodity prices and continued economic growth in Asia and Eastern Europe will continue to drive demand for metals and industrial minerals. We also expect to continue to experience growth in Master Service Agreements (“MSAs”) with multinational corporations and from the increased size of our international operations. Many of our multinational clients are making major capital investments outside the U.S., which require the engineering, environmental and construction services we provide.

Acquisition Integration

Effective at the beginning of our 2008 fiscal year, we realigned several of our operations serving the same markets or clients in order to consolidate these businesses in the division that is most capable of successfully addressing these markets or clients. This realignment included transferring part of the URS Division’s Advatech joint venture, which provides emissions control services for coal-fired power plants, to the Washington Division and transferring the Washington Division’s Defense Business Unit to the EG&G Division, as well as the realignment of some smaller businesses.

In addition, we are reducing expenses where appropriate opportunities exist by eliminating redundant positions, primarily in our corporate offices, and reducing costs where our increased size affords volume and scale of services cost reductions.

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	March 28, 2008	March 30, 2007	Increase	Percentage Increase
Revenues	$2,259.0	$1,132.0	$1,127.0	99.6%
Cost of revenues	2,156.7	1,064.3	1,092.4	102.6%
General and administrative expenses	16.2	13.6	2.6	19.1%
Equity in income of unconsolidated affiliates	29.7	3.6	26.1	725.0%
Operating income	115.8	57.7	58.1	100.7%
Interest expense	25.6	3.9	21.7	556.4%
Income before income taxes and minority interests	90.2	53.8	36.4	67.7%
Income tax expense	37.4	22.3	15.1	67.7%
Minority interests in income of consolidated subsidiaries, net of tax	3.4	1.1	2.3	209.1%
Net income	$49.4	$30.4	$19.0	62.5%

Diluted earnings per share	$.60	$.58	$.02	3.4%

Three Months Ended March 28, 2008 Compared with Three Months Ended March 30, 2007

Our consolidated revenues for the three months ended March 28, 2008 increased by 99.6% compared with the three months ended March 30, 2007. The increase was due primarily to a higher volume of work performed in each of our market sectors and the business acquired through the acquisition of WGI. This business generated $948 million in revenues during the three months ended March 28, 2008.

The following table presents our consolidated revenues by market sector for the three months ended March 28, 2008 and March 30, 2007.

	Three Months Ended
(In millions, except percentages)	March 28, 2008	March 30, 2007	Increase	Percentage Increase
Revenues
Power sector	$400	$141	$259	183.7%
Infrastructure sector	422	291	131	45.0%
Federal sector	823	460	363	78.9%
Industrial and commercial sector	614	240	374	155.8%
Total revenues, net of eliminations	$2,259	$1,132	$1,127	99.6%

Revenues from our power market sector increased approximately 183.7% for the three months ended March 28, 2008, compared with the three months ended March 30, 2007. The majority of this increase was derived from the power business we acquired through the WGI acquisition. It generated $290 million in revenues for the three months ended March 28, 2008. During the quarter, we benefited from strong demand for engineering, procurement and construction services for both fossil fuel and nuclear power projects, including contracts to replace steam generator vessels at several nuclear power plants. Demand also was strong for the emissions control services we provide to retrofit coal-fired power plants with clean air technologies that reduce sulfur dioxide, sulfur trioxide, mercury and other harmful emissions. Revenues also increased from a contract that provides construction services for a new uranium enrichment facility, the first commercial nuclear facility to be licensed by the U.S. Nuclear Regulatory Commission in more than three decades.

Revenues from our infrastructure market sector increased approximately 45.0% for the three months ended March 28, 2008 compared with the three months ended March 30, 2007. This increase included $84 million in revenues for the three months ended March 28, 2008, generated by the infrastructure business we acquired through the WGI acquisition. For the first quarter of fiscal 2008, revenues increased from new and ongoing contracts to provide program management, planning, design, engineering, construction and/or construction management services for a variety of surface, air and rail transportation projects. We also benefited from increased demand for engineering and construction services to expand and upgrade water supply, distribution and treatment systems, as well as for flood control projects. In addition, revenues increased from the operations and maintenance services we provide for mass transit systems and toll roads.

 Revenues from our federal market sector increased approximately 78.9% for the three months ended March 28, 2008 compared with the three months ended March 30, 2007. This increase included $231 million in revenues for the three months ended March 28, 2008, generated by the federal government business we acquired through the WGI acquisition. We continued to experience strong demand for the systems engineering and technical assistance we provide to the DOD to design and develop new weapons systems and to modernize aging weapons systems, as well as for operations and maintenance services related to sustained U.S. military operations in the Middle East. In addition, revenues increased from several large DOE contracts involving the management and disposal of radioactive waste, as well as from the global threat reduction services we provide to eliminate chemical and biological weapons of mass destruction. Revenues also increased from infrastructure, environmental and facilities projects we perform at government installations worldwide in support of Military Transformation initiatives like the BRAC program.

Revenues from our industrial and commercial market sector increased approximately 155.8% for the three months ended March 28, 2008, compared with the three months ended March 30, 2007. This increase includes $344 million in revenues for the three months ended March 28, 2008, generated by the industrial and commercial business we acquired through the WGI acquisition. Revenue growth in the oil and gas sector was a significant contributor to the overall growth of our industrial and commercial sector business. Our oil and gas clients continued to invest in capital projects, which led to increased demand for environmental, design, process engineering and construction services. We also experienced strong demand for the services we provide to plan, design, develop and operate mines and metal and mineral processing facilities in the U.S. and internationally. In addition, we continued to experience sustained demand for facility management services among our manufacturing clients.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 102.6% for the three months ended March 28, 2008, compared with the three months ended March 30, 2007. Because our revenues are primarily project-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues. In addition, cost of revenues grew at higher rate than revenues, which was primarily driven by higher cost of revenues for the business we acquired through the WGI acquisition.

Our consolidated general and administrative expenses for the three months ended March 28, 2008 increased by 19.1% compared with the three months ended March 30, 2007. The increase was primarily due to increases in auditing fees, tax consulting fees, and other consulting expenses. However, consolidated general and administrative expenses as a percent of revenues fell from 1.2% for the first quarter of 2007 to 0.7% for the first quarter of 2008.

Our consolidated equity in income of unconsolidated affiliates for the three months ended March 28, 2008 increased by 725.0% compared with the three months ended March 30, 2007. This increase was primarily due to the WGI acquisition, which contributed $26.1 million in equity in income of unconsolidated affiliates.

Our consolidated interest expense for the three months ended March 28, 2008 increased by 556.4% compared with the three months ended March 30, 2007.  The increase was primarily due to higher debt balances as a result of the WGI acquisition.

Our effective income tax rate for the three months ended March 28, 2008 and March 30, 2007 was 41.5%.

Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments

Three Months Ended March 28, 2008 Compared with Three Months Ended March 30, 2007

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Affiliates	Operating Income (Loss)

Three months ended March 28, 2008
URS Division	$819.2	$763.8	$—	$1.9	$57.3
EG&G Division	549.2	524.4	—	1.7	26.5
Washington Division	901.6	879.5	—	26.1	48.2
Eliminations	(11.0)	(11.0)	—	—	—
Corporate	—	—	16.2	—	(16.2)
Total	$2,259.0	$2,156.7	$16.2	$29.7	$115.8

Three months ended March 30, 2007 (1)
URS Division	$727.3	$677.4	$—	$2.2	$52.1
EG&G Division	337.8	323.4	—	1.4	15.8
Washington Division	69.7	66.1	—	—	3.6
Eliminations	(2.8)	(2.6)	—	—	(0.2)
Corporate	—	—	13.6	—	(13.6)
Total	$1,132.0	$1,064.3	$13.6	$3.6	$57.7

Increase (decrease) for the three months ended March 28, 2008 and March 30, 2007
URS Division	$91.9	$86.4	$—	$(0.3)	$5.2
EG&G Division	211.4	201.0	—	0.3	10.7
Washington Division	831.9	813.4	—	26.1	44.6
Eliminations	(8.2)	(8.4)	—	—	0.2
Corporate	—	—	2.6	—	(2.6)
Total	$1,127.0	$1,092.4	$2.6	$26.1	$58.1

Percentage increase (decrease) for the three months ended March 28, 2008 and March 30, 2007
URS Division	12.6%	12.8%	—	(13.6%)	10.0%
EG&G Division	62.6%	62.2%	—	21.4%	67.7%
Washington Division	1193.5%	1230.6%	—	—	1238.9%
Eliminations	292.9%	323.1%	—	—	(100.0%)
Corporate	—	—	19.1%	—	19.1%
Total	99.6%	102.6%	19.1%	725.0%	100.7%

(1) We revised and conformed the prior period’s amounts to our current year’s segment presentation. As Washington Division did not exist , as a division, before November 15, 2007, the amounts presented for the first quarter of fiscal 2007 are not comparable to the results for the first quarter of fiscal 2008, and are comprised of the amounts that represent the result of realignment of our operations among our divisions as discussed above.

URS Division

The URS Division’s revenues for the three months ended March 28, 2008 increased 12.6% compared with the three months ended March 30, 2007. The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by market sector for the three months ended March 28, 2008 and March 30, 2007.

	Three Months Ended
(In millions, except percentages)	March 28, 2008	March 30, 2007	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Revenues
Power sector	$52	$80	$(28)	(35.0%)
Infrastructure sector	338	289	49	17.0%
Federal sector	158	118	40	33.9%
Industrial and commercial sector	270	238	32	13.4%
Total revenues, net of eliminations	$818	$725	$93	12.8%

The URS Division’s revenues from our power market sector decreased 35.0% for the three months ended March 28, 2008 compared with the three months ended March 30, 2007. This decrease was primarily due to the timing of performance under several contracts to retrofit coal-fired power plants with pollution control technology, which were in start-up or close-out phases during the first quarter of fiscal 2008. Typically, during these phases, activity on these contracts is relatively low, resulting in lower revenues. In the comparable period last year, revenues from emission control contracts were higher because of higher levels of activity on these types of assignments. This decline was offset in part by increased revenues from the engineering, process design and construction management services we provided in the first quarter of 2008 for power generating and transmission facilities.

The URS Division’s revenues from our infrastructure market sector increased 17.0% for the three months ended March 28, 2008 compared with the three months ended March 30, 2007. Revenues increased from infrastructure improvement programs for highway, airport and rail transportation projects. We also experienced high demand for engineering and construction services to expand and upgrade water supply, distribution and treatment systems, as well for flood control projects. While many state and local governments experienced decreases in tax revenues and budget deficits, other sources of funding for infrastructure work, such as bond sales and public-private partnerships, supported our revenues.

The URS Division’s revenues from our federal market sector increased 33.9% for the three months ended March 28, 2008 compared with the three months ended March 30, 2007. This increase was largely driven by steady growth in infrastructure, environmental and facilities projects we performed for the DOD both in the U.S. and internationally under existing and new contract awards. Many of these assignments supported long-term DOD Military Transformation initiatives like the BRAC program, which is designed to realign military bases and redeploy troops to meet the security needs of the post-Cold War era. Revenues from homeland security projects also contributed to this growth, as we continued to provide engineering services to the DHS in support of security preparedness and disaster response initiatives.

The URS Division’s revenues from our industrial and commercial sector increased 13.4% for the three months ended March 28, 2008 compared with the three months ended March 30, 2007. A major contributor to this increase was growth in revenues from clients in the oil and gas industry. Our oil and gas clients continued to invest in capital projects in this sector, leading to increased demand for the environmental, design, process engineering and construction services we provide. In addition, we continued to benefit from our strategy of building long-term relationships with multinational corporations under MSAs. MSAs have enabled us to migrate from stand-alone consulting contracts, reducing the marketing expenses associated with pursuing these assignments while improving our labor utilization levels.

The URS Division’s cost of revenues for the three months ended March 28, 2008 increased by 12.8% compared with the three months ended March 30, 2007. The factors that caused revenue growth also drove an increase in our cost of revenues.

The URS Division’s operating income for the three months ended March 28, 2008 increased 10.0% compared with the three months ended March 30, 2007. The increase was primarily due to an increase in revenue volume previously described. The increased use of subcontractors and acquisition of project-related materials caused the URS Division’s operating income to grow at a slightly slower pace than revenues.

EG&G Division

The EG&G Division’s revenues, from our federal market sector, for the three months ended March 28, 2008 increased by 62.6% compared with the three months ended March 30, 2007. The increase reflects the transfer of the DOD business obtained through the WGI acquisition, including global threat reduction, border security, classified engineering and construction, and operations and maintenance contracts, to the EG&G Division. For the first quarter, we benefited from strong demand for the operations and maintenance services we provide to the DOD related to military activity in the Middle East. These services included work performed under large, bundled contracts to modify and refurbish military vehicles and other equipment returning from and being deployed to Iraq. Revenues also increased from the specialized systems engineering and technical assistance services that we provided for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems. Demand also was strong for the global threat reduction services we performed to eliminate weapons of mass destruction.

The EG&G Division’s cost of revenues for the three months ended March 28, 2008 increased by 62.2% compared with the three months ended March 30, 2007. Higher revenues drove an increase in our cost of revenues.  In addition, the EG&G Division’s cost of revenues includes $4.6 million of amortization of the intangible assets established through the WGI acquisition.

The EG&G Division’s operating income for the three months ended March 28, 2008 increased 67.7% compared with the three months ended March 30, 2007. The increase was primarily a result of the inclusion of the DOD business acquired from WGI as described above. The remainder of the increase was caused by increased levels of labor volume.

Washington Division

For the three months ended March 28, 2008, the Washington Division generated $901.6 million in revenues (prior to eliminations), of which $85.2 million was generated by operations transferred to the Washington Division from the URS and EG&G Divisions in connection with the realignment of businesses discussed previously. The operations transferred to the Washington Division generated $70.0 million of revenues during the comparable period in fiscal 2007. Washington Division revenues generated from operations acquired from WGI were $816.4 million.

The following table presents the Washington Division’s revenues, net of inter-company eliminations, by market sector for the three months ended March 28, 2008 and March 30, 2007.
	Three Months Ended
(In millions, except percentages)	March 28, 2008	March 30, 2007 (1)	Increase	Percentage increase
Revenues
Power sector	$348	$61	$287	470.5%
Infrastructure sector	84	2	82	4100.0%
Federal sector	116	5	111	2220.0%
Industrial and commercial sector	344	2	342	17100.0%
Total revenues, net of eliminations	$892	$70	$822	1174.3%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation. As Washington Division did not exist, as a division, before November 15, 2007, the amounts presented for the first quarter of fiscal 2007 are not comparable to the results for the first quarter of fiscal 2008, and are comprised of the amounts that represent the result of realignment of our operations among our divisions as discussed above.

The Washington Division's revenues were primarily driven by strong growth in the power sector in emissions control projects, nuclear power plant modification projects, and a construction project for a new uranium enrichment facility. Revenues generated from the industrial and commercial sector were primarily related to increased activities on a cement plant construction project, continued growth on oil, gas and chemical projects, and increased demand for the contract mining services we provide.

The Washington Division's equity in income of unconsolidated affiliates was $26.1 million for the three months ended March 28, 2008. The Washington Division  performs a substantial portion of its operations through joint ventures and other partially owned entities that are not consolidated. These entities are accounted for using the equity method of accounting; accordingly, there are no revenues recorded and the earnings from these entities are recorded as equity in income of unconsolidated affiliates. The related overhead expenses incurred by the Washington Division in supporting these unconsolidated affiliates have been classified as cost of revenues in the accompanying financial statements and footnote disclosures.

The Washington Division’s operating income for the three months ended March 28, 2008 of $48.2 million includes $8.6 million of amortization of intangible assets, partially offset by $5.3 million of normal profit recognition on unfavorable contracts acquired in the WGI acquisition. (See Note 2, “Acquisition” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.)

Liquidity and Capital Resources

	Three Months Ended,
(In millions)	March 28, 2008	March 30, 2007
Cash flows from operating activities	$(23.9)	$(48.2)
Cash flows from investing activities	(23.9)	(4.8)
Cash flows from financing activities	(16.1)	28.3

During the three months ended March 28, 2008, our primary sources of liquidity were cash flows from operating activities. Our primary uses of cash were to fund our working capital and capital expenditures and to service our debt. We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next twelve months and beyond. If we experience a significant change in our business that require dramatically more liquid capital, we would need to acquire additional sources of financing. Although no assurance can be given, especially in light of the current weak conditions of the credit market, we believe that we may be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our experience with business acquisitions.

Billings and collections on accounts receivable can affect our operating cash flows. Our management has placed significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivable as of March 28, 2008 and has deemed it to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs. Billings in excess of costs and accrued earnings on contracts in process as of March 28, 2008 and December 28, 2007 were $297.1 million and $296.8 million, respectively. Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  We expect to use a portion of our surplus funds from operating and finance activities to pay off a portion of our long-term debt.

Operating Activities

The increase in cash flows from operating activities for the three months ended March 28, 2008 was primarily due to an increase in net income, a decrease in income tax payments resulting from the utilization of tax net operating losses from the Washington Division, and an increase in cash flows resulting from a decrease in prepaid expenses and other assets, offset in part by the  timing of payments from clients on accounts receivable and the timing of payments to vendors and subcontractors.

Investing Activities

With the exception of the construction and mining activities of the Washington Division, our businesses are not capital intensive. Our mining activities require the use of heavy equipment: some of this equipment is acquired, while the remainder is leased. Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs. Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the three months ended March 28, 2008 and March 30, 2007 were $15.5 million and $4.8 million, respectively. The increase in cash flows used by investing activities for the three months ended March 28, 2008 was primarily due to an increase in investments in unconsolidated affiliates.

Financing Activities

The increase in net cash flows used by financing activities was primarily due to a decrease in the net change in book overdrafts and a decrease in proceeds from employee stock purchase plan and exercise of stock options. We have prepaid all required maturities on our Senior Secured Credit Facility ("2007 Credit Facility") that will become due through the second quarter of 2009.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of March 28, 2008.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other

2007 Credit Facility (1)	$1,275.0	$—	$174.6	$1,028.8	$71.6	$—
Capital lease obligations and equipment notes (1)	20.9	8.9	8.8	3.2	—	—
Notes payable, foreign credit lines and other indebtedness (1)	29.8	8.8	15.4	5.4	0.2	—
Total debt	1,325.7	17.7	198.8	1,037.4	71.8	—
Operating lease obligations (2)	620.4	149.4	247.4	141.2	82.4	—
Pension and other retirement plans funding requirements (3)	248.5	33.4	52.6	41.6	120.9	—
Purchase obligations (4)	3.7	2.5	1.2	—	—	—
Interest (5)	280.1	76.6	132.4	70.6	0.5	—
Asset retirement obligations (6)	4.6	0.8	0.3	1.4	2.1	—
Other contractual obligations (7)	35.4	11.1	—	—	—	24.3
Total contractual obligations	$2,518.4	$291.5	$632.7	$1,292.2	$277.7	$24.3

(1)	Amounts shown exclude unamortized debt issuance costs of $19.4 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $2.0 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

(4)	Purchase obligations consist primarily of software maintenance contracts.

(5)
Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate including the effect of the interest rate swaps.

(6)	Asset retirement obligations represent the estimated costs of removing and restoring the leased properties to the original condition pursuant to our real estate lease agreements.

(7)
Other contractual obligations include net liabilities for anticipated settlements under Financial Accounting Standards Board ("FASB") Intepretation No. 48, "Accounitng for Uncertainty in Income Taxes, an interpreation of FASB Statement No. 109" ("FIN 48") tax liabilities, including interest. Generally, it is not practicable to forecast or estimate the payment dates for our FIN 48 liabilities. Therefore, we included the estimated liabilities under the “Other” column above. In addition, we do not expect that the payment of any of the above-mentioned FIN 48 liabilities will have a material impact on our liquidity.

Off-balance Sheet Arrangements

In the ordinary course of business, we may use off-balance sheet arrangements if we believe that such an arrangement would be an efficient way to lower our cost of capital or help us manage the overall risks of our business operations. We do not believe that such arrangements would have a material adverse effect on our financial position or our results of operations.

The following is a list of our off-balance sheet arrangements:

•
As of March 28, 2008, we had $226.8 million in standby letters of credit under our 2007 Credit Facility. Letters of credit are used primarily to support insurance programs, bonding arrangements and real estate leases. We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit. Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our joint ventures in the event of a default by the joint venture. This joint venture was formed in the ordinary course of business to perform a contract for the federal government. The term of the guarantee was equal to the remaining term of the underlying credit facility. As of March 28, 2008, the amount of the guarantee was $15.0 million, and will expire on September 30, 2008.

•
We have guaranteed a letter of credit issued on behalf of one of our construction joint ventures, in which we are a 60% owner. The total amount of the letter of credit was $7.2 million as of March 28, 2008.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims.

•
As of March 28, 2008, the amount of a guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $10.1 million.

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

•
In the ordinary course of business, we enter into various agreements providing performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

•
In the ordinary course of business, we cause surety bonds to be issued generally in connection with contract performance obligations that are not required to be recorded in our condensed consolidated balance sheets. We are obligated to reimburse the issuer of our surety bonds for any payments made hereunder. Our commitments under performance bonds generally end concurrent with the expiration of our contractual obligation.

2007 Credit Facility

Our 2007 Credit Facility consists of two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.

As of both March 28, 2008 and December 28, 2007, the outstanding balance of the term loan A was $999.6 million at interest rates of 6.84% and 6.79%, respectively. The outstanding balance of the term loan B was $275.4 million as of both March 28, 2008 and December 28, 2007 at interest rates of 7.59% and 7.54%, respectively. We did not have any amount outstanding under our revolving line of credit as of March 28 2008 and December 28, 2007. As of March 28, 2008, we were in compliance with all the covenants of the 2007 Credit Facility.

Revolving Line of Credit

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Three Months Ended March 28, 2008	Year Ended December 28, 2007
Effective average interest rates paid on the revolving line of credit	6.7%	8.2%
Average daily revolving line of credit balances	$0.1	$2.3
Maximum amounts outstanding at any one point in time	$7.6	$40.3

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of March 28, 2008 and December 28, 2007, we had outstanding amounts of $29.8 million and $29.7 million, respectively, in notes payable and foreign lines of credit. Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture. The weighted-average interest rates of the notes were approximately 6.3% and 6.5% as of March 28, 2008 and December 28, 2007, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees. As of March 28, 2008 and December 28, 2007, we had $15.4 million and $15.0 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases. As of March 28, 2008 and December 28, 2007, we had approximately $20.9 million and $22.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Other Activities

Derivative Financial Instruments. As of March 28, 2008 and December 28, 2007, the fair values of our interest rate swap liabilities were $21.6 million and $3.9 million, respectively. The short-term portion of the swap liabilities was recorded in accrued expenses and other on our Condensed Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in other long-term liabilities. The adjustment to fair value of the swap liabilities was recorded in accumulated other comprehensive income. We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps have been deemed to be an effective hedge.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in  Item 1 of this report. In preparing these financial statements, we have made our best estimates and judgments of certain amounts, after considering materiality. Historically, our estimates have not materially differed from actual results. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties.  Consequently, actual results could differ from our estimates.

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended December 28, 2007. There were no material changes to these critical accounting policies during the three months ended March 28, 2008.

ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS 141 or SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157. FSP No. 157-2, issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP will be effective for us in fiscal year 2009. Accordingly, our adoption of this standard on December 29, 2007 is limited to financial assets and liabilities and did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities of our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”). This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status as a component of net periodic benefit cost. We adopted the recognition and disclosure provisions of SFAS 158 on December 29, 2006, the end of our fiscal year 2006. We adopted the requirement to measure our defined benefit plan assets and benefit obligations as of our fiscal year ended December 28, 2007 instead of on the effective date, which would have been January 2, 2009. Our adoption did not have a material impact on our consolidated financial position, results of operations or cash flows for fiscal year 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the items for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for us as of the beginning of our fiscal year 2008. We did not elect the fair value option for any financial assets or liabilities during the quarter ended March 28, 2008.

In December 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force ("EITF") on Issue 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1")  The EITF agreed on the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on gross or net basis in accordance with the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature; or by analogy to other authoritative literature, or by a consistently applied accounting policy election. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  EITF 07-1 is effective for us beginning in our fiscal year 2009, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  We are currently evaluating the impact of adopting EITF 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements" (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires prospective application, except that the presentation and disclosure of minority interests is retrospectively applied for all periods presented. SFAS 160 is effective for us in fiscal year 2009, which will begin on January 3, 2009. Early adoption is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaced SFAS 141. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. With limited exceptions, assets and liabilities should be measured and recorded at their acquisition-date fair value. This statement also requires contractual contingent assets acquired and contractual contingent liabilities assumed to also be recorded at acquisition-date fair values and noncontractual contingencies to be treated the same way only if they are more likely than not to meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” If this criterion is not met at the acquisition date, the acquirer would account for the contingencies using other applicable GAAP. This statement also requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information is required to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applied prospectively at our adoption date, effective at the beginning of our fiscal year 2009. Early adoption is prohibited. Finally, SFAS 141(R) requires pre-acquisition tax exposures to be recorded as adjustments to our income statement instead of adjustments to goodwill on our balance sheet. We are currently evaluating the impact of adopting SFAS 141(R) on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring enhanced disclosures to improve the transparency of financial reporting about an entity’s derivative and hedging activities. SFAS 161 requires disclosures to provide additional information on how and why derivative instruments are being used. This statement is effective for us at the beginning of fiscal year 2009 and applies to interim period financial statements. Early application is encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have three floating-for-fixed interest rate swaps with notional amounts totaling $900.0 million to hedge against changes in floating interest rates. Based on outstanding indebtedness of $1.3 billion under our 2007 Credit Facility at March 28, 2008, if market rates average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $2.4 million. Conversely, if market rates average 1% lower in the next twelve months, our net-of-tax interest expense would decrease by approximately $2.4 million.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies. Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. We had $5.4 million of foreign currency translation gains, net of tax, for the three months ended March 28, 2008 and $1.0 million of foreign currency translation gains for the three months ended March 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding.

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act) for our company. Based on their evaluation , our CEO and CFO have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that the information required to be disclosed by us in the reports that we filed or submitted to the SEC under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services. The outcome of these proceedings cannot be predicted with certainty. See Note 9, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I - Item 1 of this report for a discussion of some of these legal proceedings. In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.

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

The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any outstanding claim or litigation matter could have a material adverse effect on us.

ITEM 1A.  RISK FACTORS

In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following factors also could affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to sudden economic downturns and reductions in government and private industry spending.  If the economy weakens, then our revenues, profits and our financial condition may rapidly deteriorate.

Demand for our services is cyclical and vulnerable to sudden economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects. For example, there was a decrease in our URS Division revenues of $77.9 million, or 3.4%, in fiscal year 2002 compared to fiscal year 2001 as a result of the general economic decline.

Due to the recent economic downturn in the U.S. housing markets and severe tightening of the credit markets, many of our clients may face considerable budget shortfalls that may limit their overall demand for our services.  For example, a decrease in state tax revenue as well as other economic declines may result in lower state and local government spending. In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets. Also, global demand for commodities has increased raw material costs, which may more rapidly deplete the funds available by our clients to spend on projects.

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

If we do not realize a substantial amount of our book of business, our operations could be harmed and our future revenues and profits could be significantly reduced. We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and indefinite delivery contracts (“IDCs”). Our backlog consists of the amount billable at a particular point in time, including task orders issued under IDCs. As of March 28, 2008, our book of business was approximately $29.3 billion, which included $17.9 billion of our backlog. Our designations consist of projects that clients have awarded to us, but for which we do not yet have signed contracts. Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process. Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders. Our book of business estimates may not result in actual revenues in any particular period because clients may modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.

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

We enter into significant government contracts, such as our waste treatment projects with the DOE. We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the U.S. Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Services Contract Act and the DOD security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations. Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards. For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could materially reduce our future revenues and reduce or eliminate our profits.

The completion of our merger with WGI substantially increased our indebtedness which could adversely affect our liquidity, cash flows and financial condition.

On November 15, 2007, in order to complete the WGI acquisition, we entered into the 2007 Credit Facility, which provides for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit. All loans outstanding under the 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR plus, in each case, an applicable margin. The applicable margin will adjust to a leverage-based performance pricing grid based on our Consolidated Leverage Ratio. As of March 28, 2008, our outstanding balance under the 2007 Credit Facility was $1.3 billion. Based on assumed interest rates and the Consolidated Leverage Ratio (our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, deprecation and amortization), our debt service obligations, comprised of interest, during the next twelve months will be approximately $68.6 million, excluding amortization of financing fees, FIN 48 interest expense and other interest expense not related to the term loan facilities. If our Consolidated Leverage Ratio is higher than assumed, our interest expense and unused revolving line of credit fees will increase. Based on the expected outstanding indebtedness of approximately $1.3 billion under the 2007 Credit Facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $2.4 million, respectively. We have hedged $900.0 million of our 2007 Credit Facility using floating-for-fixed interest rate swaps. The notional amount of the swaps is less than the outstanding debt and as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion. As a result of this increase in debt, demands on our cash resources will increase. The increased level of debt could, among other things:

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

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries. Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations. Legal restrictions, including state and local tax regulations and contractual obligations associated with secured loans, such as equipment financings, could restrict or impair our subsidiaries’ ability to pay dividends or make loans or other distributions to us. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity. As of March 28, 2008, our debt service obligations, comprised of interest, during the next twelve months, are estimated to be approximately $68.6 million, excluding amortization of financing fees, FIN 48 interest expense and other interest expense not related to the term loan facilities. Based on the current outstanding indebtedness of $1.3 billion under our 2007 Credit Facility, of which $0.4 billion is unhedged, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $2.4 million.

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

Our inability to successfully integrate WGI (now referred to as our Washington Division) would result in us not realizing all of the benefits of the acquisition and could severely weaken our business operations. Our future success will depend, in part, on our ability to successfully integrate the businesses of URS with our new Washington Division. We are devoting significant management attention and resources to integrating the Washington Division into URS. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us and could seriously harm our results of operation. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the Washington Division into URS include, among others:

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

Because we depend on federal governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce our future revenues and profits.

Revenues from federal government contracts  represented approximately 36% of our total revenues for the three months ended March 28, 2008.  Government contracts are awarded through a regulated procurement process. The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our future revenues and profits.

Each year client funding for some of our government contracts may rely on legislative appropriations or public supported financing. If adequate public funding is not available then our future revenues and profits could decline.

Each year client funding for some of our government contracts may directly or indirectly rely on legislative appropriations or public supported financing.  For example, the passage of the SAFETEA-LU highway and transit bill in August of 2005 has provided additional funding for various clients’ state transportation projects, for which we provide services. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract. Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If adequate public funding is not available then our future revenues and profits could decline.

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

It is important for us to control our contract costs so that we can maintain positive operating margins. We generally enter into four principal types of contracts with our clients: cost-plus, fixed-price, target-price and time-and-materials. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all of the costs we incur. Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. As a result of the WGI acquisition, the proportion of our fixed-price contracts have increased slightly. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by billable headcount and our ability to manage costs.  If we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits. Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

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

Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other net intangible assets were $3.7 billion as of March 28, 2008. If any of our goodwill or intangible assets were to become impaired, we would be required to write off the impaired amount, which may significantly reduce or eliminate our profits.

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

A portion of our environmental business involves the planning, design, program management, construction management, and operation and maintenance of pollution control and nuclear facilities, hazardous waste or Superfund sites and military bases. In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles as well as to decontaminate and decommission nuclear facilities. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances. We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under CERCLA and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended,  (“CERCLA”) and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean up could be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Interstate Rule, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

The Price-Anderson Act (“PAA”) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and DOE contractors. Because we provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants, we are entitled to the indemnification protections under the PAA. However, the PAA’s indemnification provisions do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry. If the indemnification authority does not extend to all of our services, our business could be adversely affected by either a refusal of new facilities operations to retain us or our inability to obtain commercially adequate insurance and indemnification.

A decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

Revenues under contracts with the DOD and other defense-related clients represented approximately 28% of our total revenues for the three months ended March 28, 2008. Recent increases in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector is not expected to be sustained on a long-term basis.. For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations. Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

Our overall market share and profits will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive. For example, according to the publication Engineering News-Record, based on information voluntarily reported by 500 design firms, the top ten engineering design firms accounted only for approximately 32% of the total top 500 design firm revenues in 2006. Our competitors are numerous, ranging from small private firms to multi-billion dollar companies. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

As a professional and technical services company, we are labor intensive, and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels.  In addition, we rely heavily upon the expertise and leadership of our senior management. Following the completion of our merger with WGI, our employees may experience uncertainty about their future with the combined company, which could adversely affect our ability to retain key personnel. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

As a multinational company, we have operations in more than 30 countries and we derived 10% of our revenues from international operations for the three months ended March 28, 2008. International business is subject to a variety of risks, including:

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

We rely on third-party software to run our critical accounting, project management and financial information systems. For example, we relied on one software vendor’s products to process more than half of our total revenues for the three months ended March 28, 2008. We also depend on our third-party software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

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

As of March 28, 2008, approximately 14% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses. In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

Our stock price could become more volatile and stockholders’ investments could lose value.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the first quarter of 2008.

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2007 – January 25, 2008	—	$—	—	—
January 26, 2008 – February 22, 2008	21	46.57	—	—
February 23, 2008 – March 28, 2008	47	33.76	—	3,138
Total	68		—	3,138

(1)
All purchases were made pursuant to our Stock Incentive Plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our Stock Incentive Plans and ESPP for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006). Our stock repurchase program will terminate on January 1, 2010. Pursuant to our 2007 Credit Facility, we are subject to covenants that will limit our ability to repurchase our common stock. We did not make any repurchases through this publicly announced repurchase program during the first quarter ended March 28, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

 (a) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of URS Corporation.	10-K	3.1	Year Ended 10/31/1991
3.2	Certificate of Amendment of Certificate of Incorporation of URS Corporation as amended October 18, 1999.	10-K	3.3	1/22/2004
3.3	Certificate of Elimination, as filed with the Secretary of the State of Delaware on July 23, 2003.	10-Q	3.1	9/15/2003
3.4	Certificate of Amendment of Certificate of Incorporation of URS Corporation as amended March 24, 2004.	10-Q	3.1	6/14/2004
3.5	By-laws of URS Corporation as amended through January 30, 2008.	8-K	3.05	2/4/2008
10.1*	2008 URS Corporation Annual Incentive Compensation Plan pursuant to the 1999 Incentive Compensation Plan.	8-K	10.1	4/1/2008
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**

*Represents a management contract or compensatory plan or arrangement.

** Document has been furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URS CORPORATION

Dated: May 7, 2008	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

     Exhibit No.      Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.