Form 10-Q
period 2008-08-06
URS CORP /NEW/
filed 2008-08-06
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2008

Common Stock, $.01 par value	84,437,424

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenues, services and other business trends; future customers; future accounting policies and actuarial estimates; future adjustments to intangible assets and goodwill; future Washington Group International, Inc. acquisition related costs; future stock-based compensation expenses; future retirement plan expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees; future capital resources; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions.  However, such forward-looking statements by their nature involve risks and uncertainties.  We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; changes in our book of business; our compliance with government contract procurement regulations; our leveraged position and the ability to service our debt; restrictive covenants in our 2007 Credit Facility; our integration of Washington Group International, Inc.; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and control costs; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on subcontractors and suppliers; customer payment defaults; availability of bonding and insurance; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with changes in equity-based compensation requirements; risks associated with international operations; business activities in high security risk countries; third party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 37, Risk Factors beginning on page 67, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except per share data)

	June 27, 2008	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents, including $152,953 and $161,089 of short-term money market funds, respectively	$277,923	$256,502
Accounts receivable, including retentions of $63,768 and $58,366, respectively	1,031,178	1,015,052
Costs and accrued earnings in excess of billings on contracts in process	1,076,864	1,023,302
Less receivable allowances	(44,071)	(51,173)
Net accounts receivable	2,063,971	1,987,181
Deferred tax assets	131,330	133,888
Prepaid expenses and other assets	177,953	210,807
Total current assets	2,651,177	2,588,378
Investments in unconsolidated affiliates	238,129	206,721
Property and equipment at cost, net	354,876	357,907
Intangible assets, net	546,031	572,974
Goodwill	3,140,154	3,139,618
Other assets$	93,208	64,367
Total assets	$7,023,575	$6,929,965
LIABILITIES, MINORITY INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$1,104	$15,638
Current portion of long-term debt	18,197	17,964
Accounts payable and subcontractors payable, including retentions of $72,859 and $73,491, respectively	761,667	693,614
Accrued salaries and wages	484,428	486,853
Billings in excess of costs and accrued earnings on contracts in process	250,497	296,752
Accrued expenses and other	197,735	170,782
Total current liabilities	1,713,628	1,681,603
Long-term debt	1,189,765	1,288,817
Deferred tax liabilities	174,600	137,058
Self-insurance reserves	98,647	73,253
Pension, post-retirement, and other benefit obligations	137,337	156,843
Other long-term liabilities	77,629	88,735
Total liabilities	3,391,606	3,426,309
Commitments and contingencies (Note 9)
Minority interests	27,114	25,086
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 200,000 shares; 84,322 and 83,355 shares issued, respectively; and 84,270 and 83,303 shares outstanding, respectively	843	833
Treasury stock, 52 shares at cost	(287)	(287)
Additional paid-in capital	2,812,099	2,797,238
Accumulated other comprehensive income	19,254	16,635
Retained earnings	772,946	664,151
Total stockholders’ equity	3,604,855	3,478,570
Total liabilities, minority interests and stockholders’ equity	$7,023,575	$6,929,965

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Revenues	$2,530,944	$1,243,621	$4,789,971	2,375,637
Cost of revenues	(2,403,013)	(1,164,328)	(4,559,757)	(2,228,639)
General and administrative expenses	(20,458)	(14,011)	(36,636)	(27,608)
Equity in income of unconsolidated affiliates	26,986	3,179	56,732	6,757
Operating income	134,459	68,461	250,310	126,147
Interest expense	(23,126)	(4,051)	(48,745)	(7,991)
Income before income taxes and minority interests	111,333	64,410	201,565	118,156
Income tax expense	(47,534)	(26,725)	(84,985)	(49,031)
Minority interests in income of consolidated subsidiaries, net of tax	(4,374)	(883)	(7,785)	(1,962)
Net income	59,425	36,802	108,795	67,163
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5	2,206	5,418	3,176
Interest rate swaps, net of tax	7,713	—	(2,799)	—
Comprehensive income	$67,143	$39,008	$111,414	$70,339
Earnings per share (Note 1):
Basic	$.72	$.71	$1.33	$1.31
Diluted	$.72	$.70	$1.32	$1.28
Weighted-average shares outstanding (Note 1):
Basic	81,989	51,484	81,897	51,367
Diluted	82,676	52,782	82,563	52,444

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended
	June 27, 2008	June 29, 2007

Cash flows from operating activities:
Net income	$108,795	$67,163
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	43,843	19,216
Amortization of intangible assets	26,848	500
Amortization of debt issuance costs	4,139	857
Normal profit	(8,760)	(1,064)
Provision for doubtful accounts	1,473	1,727
Deferred income taxes	40,100	(634)
Stock-based compensation	14,290	13,924
Excess tax benefits from stock-based compensation	(342)	(4,022)
Minority interests in income of consolidated subsidiaries, net of tax	7,785	1,962
Changes in operating assets, liabilities and other, net of effects of acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(81,060)	(58,139)
Prepaid expenses and other assets	8,574	(15,282)
Investments in unconsolidated affiliates	(13,610)	8,424
Accounts payable, accrued salaries and wages and accrued expenses	25,743	39,583
Billings in excess of costs and accrued earnings on contracts in process	6,412	(39,315)
Other long-term liabilities	14,708	(617)
Other assets, net	65	(9,571)
Total adjustments and changes	90,208	(42,451)
Net cash from operating activities	199,003	24,712
Cash flows from investing activities:
Payment for business acquisition	(2,316)	—
Proceeds from disposal of property and equipment, and sale-leaseback transactions	8,435	—
Investments in unconsolidated affiliates	(23,116)	—
Decrease in restricted cash	1,937	—
Capital expenditures, less equipment purchased through capital leases and equipment notes	(45,628)	(13,202)
Net cash from investing activities	(60,688)	(13,202)
Cash flows from financing activities:
Long-term debt principal payments	(104,344)	(35,769)
Net payments under lines of credit and short-term notes	(220)	(4,788)
Net change in book overdrafts	(14,534)	(2,515)
Capital lease obligation payments	(3,996)	(6,889)
Excess tax benefits from stock-based compensation	342	4,022
Proceeds from employee stock purchases and exercises of stock options	5,858	8,438
Net cash from financing activities	(116,894)	(37,501)
Net increase (decrease) in cash and cash equivalents	21,421	(25,991)
Cash and cash equivalents at beginning of period	256,502	89,502
Cash and cash equivalents at end of period	$277,923	$63,511

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 27, 2008	June 29, 2007

Supplemental information:
Interest paid	$45,916	$8,282
Taxes paid	$25,824	$46,894

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$—	$16,888
Liabilities assumed	—	127
Non cash business acquisition	$—	$16,761
Equipment acquired with capital lease obligations and equipment note obligations	$6,671	$11,249

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have more than 50,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We operate through three divisions: the URS Division, the EG&G Division and the Washington Division.  On November 15, 2007, we acquired Washington Group International, Inc. (“WGI”), and its operations became the Washington Division of URS Corporation (see Note 2, “Acquisition” for additional disclosure).  Following the WGI acquisition, we realigned some of our operations to consolidate businesses serving the same markets or clients among our divisions (see Note 8, “Segment and Related Information” for additional information).  Information presented in the notes to the condensed consolidated financial statements excludes the results of operations and financial condition of WGI prior to November 16, 2007.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 28, 2007.  The results of operations for the six months ended June 27, 2008 are not indicative of the operating results for the full year or for future years.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

During the three months ended June 27, 2008, we identified two errors in the classification of cash flows for the three months ended March 28, 2008.  The first was a misclassification of $5.7 million between investing cash flows and operating cash flows related to fixed asset activities which resulted in an understatement of cash inflows from operations and cash outflows from investing activities.  The second was a misclassification between financing cash flows and operating cash flows for tax payments related to restricted stock that resulted in an understatement of cash inflows from financing activities and an overstatement of cash inflows from operations of $2.5 million.  The net misclassification resulted in an understatement of cash inflows from operations by $3.2 million for the three months ended March 28, 2008.  We have concluded that the errors were not material to the quarter ended March 28, 2008, and therefore have corrected the errors in the second quarter of fiscal 2008.  The correction does not affect previously reported statements of operations or financial position for any period presented.

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods.  Actual results could differ from those estimates.  On an ongoing basis, we review our estimates based on information that is currently available.  Changes in facts and circumstances may cause us to revise our estimates.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include bank deposits and money market funds.  As of June 27, 2008 and December 28, 2007, we had book overdraft positions of $1.1 million and $15.6 million, respectively, related to some of our disbursement accounts.  These overdrafts primarily consisted of outstanding checks that had not cleared the bank accounts at the end of the reporting period.  We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.  Restricted cash was included in other current assets because it was not material.

At June 27, 2008 and December 28, 2007, cash and cash equivalents included $77.9 million and $68.6 million, respectively, of cash and cash equivalents held by our consolidated joint ventures.

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

The reconciliation between weighted-average shares outstanding used in calculating basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Weighted-average common stock shares outstanding	81,989	51,484	81,897	51,367
Stock options and restricted stock awards and units	687	1,298	666	1,077
	82,676	52,782	82,563	52,444

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

In our computation of diluted EPS, we exclude the potential shares of issued and unexercised stock options where the exercise price exceeds the average market price, and nonvested restricted stock awards and units that had an anti-dilutive effect on EPS.  For the three and six months ended June 27, 2008 and June 29, 2007, we had approximately 0.9 million and four hundred anti-dilutive shares, respectively, that were excluded from the computation of diluted EPS.

Presentation of Condensed Consolidated Statements of Operations and Comprehensive Income

During 2007, in connection with the WGI acquisition, we undertook a review of the historical manner of presentation of our Condensed Consolidated Statement of Operations and Comprehensive Income and adopted a revised format that we believe is more comparable to formats presented by companies in our industry.  As a result, we reformatted the presentation of contract-related indirect expenses, which had previously been presented under the caption "Indirect, general and administrative expenses," and grouped them with direct contract-related expenses to present an intermediate total of "Cost of revenues."  This change in manner of presentation did not affect our operating income, net income or the determination of income or loss on our contracts.  We made conforming changes to the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 29, 2007 to reflect the new format.

In addition, "Equity in income of unconsolidated affiliates," which was historically presented in "Revenues," is now presented as a separate component of operating income because these amounts are now more significant after our acquisition of WGI.

Adopted and Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this statement were subsequently issued.  FSP No. 157-1, issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP will be effective for us in fiscal year 2009.  Accordingly, our adoption of SFAS 157 on December 29, 2007 was limited to financial assets and liabilities and did not have a material impact on our consolidated financial position, results of operations or cash flows.  We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities of our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).  This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status.  We adopted the recognition and disclosure provisions of SFAS 158 on December 29, 2006, the end of our fiscal year 2006.  We adopted the requirement to measure our defined benefit plan assets and benefit obligations as of our fiscal year ended December 28, 2007.  Our adoption of this requirement did not have a material impact on our consolidated financial position, results of operations or cash flows for fiscal year 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the items for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 became effective for us as of the beginning of our fiscal year 2008.  We did not elect the fair value option for any financial assets or liabilities during the six months ended June 27, 2008.

In December 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 07-1, "Accounting for Collaborative Arrangements" (“EITF 07-1”).  The EITF agreed on the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on a gross or a net basis in accordance with the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature, by analogy to other authoritative literature, or by a consistently applied accounting policy election.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  EITF 07-1 will be effective for us beginning in our fiscal year 2009, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  We are currently evaluating the impact of adopting EITF 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests are currently described as minority interests in our Condensed Consolidated Financial Statements.  SFAS 160 requires that noncontrolling interests be presented as a separate line item under stockholders’ equity on the Condensed Consolidated Balance Sheet.  SFAS 160 requires prospective application, except that the presentation and disclosure of minority interests is retrospectively applied for all periods presented.  SFAS 160 will be effective for us in fiscal year 2009, which will begin on January 3, 2009.  Early adoption is prohibited.  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring enhanced disclosures to improve the transparency of financial reporting about an entity’s derivative and hedging activities.  SFAS 161 requires disclosures to provide additional information on how and why derivative instruments are being used.  This statement will be effective for us at the beginning of our fiscal year 2009 and applies to interim period financial statements.  Early application is encouraged.  We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement mandates that the GAAP hierarchy reside in the accounting literature as opposed to the audit literature and has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This statement will become effective 60 days following Securities and Exchange Commission approval.  We do not believe that the adoption of this statement will impact our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts.  The statement will be effective for us at the beginning of our fiscal year 2009.  We do not believe that the adoption of this statement will impact our financial statements.

NOTE 2. ACQUISITION

On November 15, 2007, we completed the acquisition of WGI, a provider of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services for approximately $3.3 billion.  The acquisition was accounted for in accordance with SFAS 141.  During the six months ended June 27, 2008, we revised our estimate of direct transaction costs and the estimated fair values of some tangible assets and liabilities associated with our acquisition of WGI, which had an immaterial impact on goodwill.  The purchase price is comprised of the following:

(In thousands)	Purchase Price
Cash consideration	$1,478,313
Value of URS Corporation common stock issued	1,816,821
Estimated direct transaction costs	25,695
Total purchase price	$3,320,829

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

Direct transaction costs of $25.7 million, which consisted of investment banking, legal and accounting fees, and other external costs directly related to the acquisition, have been included in the purchase price.

In accordance with SFAS 141, the purchase price has been allocated, on a preliminary basis, to WGI’s net tangible and identifiable intangible assets based upon their estimated fair values as of November 16, 2007.  The excess of the purchase price over the value of the net tangible and identifiable intangible assets has been recorded as goodwill.  We are in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.  The allocation of the purchase price included in the current period’s condensed consolidated financial statements is based on management’s estimates.  As of June 27, 2008, we had not completed our assessment of the fair value or estimated useful lives of purchased backlog and customer relationships, purchased trade name, normal profit, the restructuring reserve and the impact of the restructuring reserve on other adjustments and the related tax impacts of these adjustments.  The completion of the purchase price allocation may result in adjustments to the values allocated to the Washington Division, revisions of the useful lives of these identifiable intangible assets and the determination of any residual amount that will be allocated to goodwill.  The related amortization from the acquired identifiable intangible assets is also subject to revisions based on the final allocation.

During the six months ended June 27, 2008, we revised the estimated fair values of some tangible assets and liabilities associated with our WGI acquisition, which resulted in changes to our allocation of the purchase price.  The following table represents the latest preliminary allocation of the purchase price to the acquired net assets of WGI and the associated estimated useful lives:

Allocation of purchase price: (In thousands)	Amount	Estimated Useful Life as of November 15, 2007
Net tangible assets:
Current tangible assets	$1,223,928
Property and equipment	179,295
Other non-current tangible assets	167,492
Current liabilities	(800,551)
Long-term liabilities	(203,913)
Minority interests	(17,373)
Total net tangible assets	548,878
Identifiable intangible assets:
Customer relationships and backlog	539,391	11 years†
Trade name	34,000	15 years†
Favorable leases	2,810	4.6 years†
Total amount allocated to identifiable intangible assets	576,201
Net deferred tax assets	70,659
Accrual for restructuring costs	(23,815)
Goodwill	2,148,906
Total purchase price	$3,320,829
†Estimated weighted-average remaining useful life

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Identifiable intangible assets.  Of the total purchase price, $576.2 million has been allocated to customer relationships and backlog, trade name and favorable leases on a preliminary basis.  Customer relationships and backlog represent existing contracts and the underlying customer relationships, and backlog.  We amortize the fair value of these assets based on the pattern in which the economic benefits of the intangible assets are expected to be consumed.  Trade name relates to the WGI trade name, which is amortized using the straight-line method over a preliminary estimated useful life of fifteen years.  Favorable leases represent the net favorable difference between market and existing lease rates.  We will amortize the fair value of these assets based on the terms of the respective underlying leases.  During the three and six months ended June 27, 2008, we recorded $13.3 million and $26.5 million of amortization of identifiable intangible assets, respectively.

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

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and is subject to adjustment as the fair value of identifiable intangible assets and net deferred tax liabilities is adjusted.  In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable).  In the event we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the period in which the determination is made.  The factors that contributed to the recognition of goodwill included the acquisition of a talented workforce and cost savings opportunities.  Of the total goodwill acquired, $457.1 million represents tax deductible goodwill.  The adjustments made to our estimate of direct transaction costs and to the estimated fair values of some tangible assets and liabilities associated with our WGI acquisition had an immaterial impact on goodwill for the six months ended June 27, 2008.

Normal profit.  Normal profit is included in the fair value liability adjustment and is an accounting concept that results from the requirement that an acquiring company record at fair value all contracts, including construction contracts, of an acquiree in process at the date of the acquisition.  As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting in cases where there have been intervening events and changes in circumstances that occurred between the commencement of the contracts and the date of the acquisition that significantly change the economics of the contracts.  These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed by us subsequent to the acquisition.  Because of the acquisition of the above and below market profit status of some of the acquired fixed-price and target-price contracts, we recorded a net liability of $41.3 million in purchase accounting.  The reduction of these liabilities has an impact on our recorded net income as normal profit is recognized, but has no impact on our cash flows.  The net normal profit liability is reduced as work is performed on the affected projects.  We recognized a $3.3 million and an $8.6 million reduction to cost of revenues and corresponding increases in operating income for the three and six months ended June 27, 2008, respectively.  During the six months ended June 27, 2008, we recorded a $1.6 million adjustment to goodwill to reduce the net normal profit liability that was recorded in purchase accounting.  As of June 27, 2008, $28.6 million of net normal profit liability remained and was included in billings in excess of costs and accrued earnings on contracts in process on our Condensed Consolidated Balance Sheet.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Restructuring costs.  Estimated restructuring costs of $23.8 million relate primarily to costs for severance, associated benefits, outplacement services and excess facilities.  The estimated restructuring costs associated with integration activities of the Washington Division were recorded as an adjustment to the WGI purchase price allocation in accordance with the requirements of EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” (“EITF 95-3”).  We began a restructuring plan to integrate and restructure the Washington Division immediately after the acquisition of WGI.  We are still gathering information from which to make final decisions regarding the optimal organization of the combined company, and, as a result, we expect that additional adjustments and refinements to the restructuring plan will arise.  Upon completion of the organizational analysis and the approval of appropriate management, the restructuring plan will be finalized.  Future adjustments, whether increasing or decreasing the restructuring plan's total value, may impact goodwill and accrued expense and other liabilities.  The restructuring plan will be finalized during 2008.  We are completing our restructuring plan under the provisions of EITF 95-3.  All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The following table presents a reconciliation of the restructuring reserve balance from December 28, 2007 to June 27, 2008.

(In thousands)	Three Months Ended June 27, 2008	Six Months Ended June 27, 2008
Estimated restructuring reserve at beginning of period	$23,040	$26,600
Adjustments	—	(2,785)
Payments	(2,433)	(3,208)
Balance as of June 27, 2008	$20,607	$20,607

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of URS Corporation and WGI for the three and six months ended June 29, 2007, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as indicative of our future consolidated results of operations.

Unaudited (In millions, except per share data)	Three Months Ended June 29, 2007 (1)	Six Months Ended June 29, 2007 (1)
Revenues (1)	$2,076.4	$3,934.4
Net income	$29.7	$53.9
Basic EPS	$.37	$.67
Diluted EPS	$.36	$.66

(1)
For the three months ended June 29, 2007, we included pro forma adjustments of $119.1 million to revenues and $135.0 million to cost of revenues.  For the six months ended June 29, 2007, we included pro forma adjustments of $230.5 million to revenues and $240.6 million to cost of revenues.  These adjustments were made to conform WGI’s unconsolidated joint ventures, previously accounted for using proportionate consolidation, to reflect the use of the equity method.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 3. JOINT VENTURES

Consolidated Ventures

We participate in construction joint ventures, partnerships and partially owned limited liability companies that are formed to bid, negotiate and complete specific projects.  We have majority ownership in some of these entities, which are consolidated in our financial statements.

We are a 60% owner and the primary beneficiary of Advatech, LLC. (“Advatech”), our most material consolidated limited liability company.  Advatech provides design, engineering, construction and construction management services to its customers relating to specific technology involving wet flue gas desulfurization processes.  We have not guaranteed any debt on behalf of Advatech; however, one of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations.  Advatech’s total revenues were $120.0 million and $127.2 million for the three months ended June 27, 2008 and June 29, 2007, respectively.  Advatech’s total revenues were $193.3 million and $228.7 million for the six months ended June 27, 2008 and June 29, 2007, respectively.  In addition, the following assets of Advatech as of June 27, 2008 and December 28, 2007 were consolidated into our financial statements:

(In thousands)	June 27, 2008	December 28, 2007
Cash and cash equivalents	$28,597	$27,029
Net accounts receivable	57,490	54,932
Other assets	1,169	33,737
Total assets	$87,256	$115,698

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

We account for construction joint ventures, in which we have determined that we are not the primary beneficiary, using the equity method of accounting.  Our proportionate share of the unconsolidated construction joint ventures and other unconsolidated affiliates generally ranges from 8% to 50%.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, on a combined 100% basis for our unconsolidated construction and non-construction joint ventures and affiliates, in which we do not hold a controlling interest but do exercise significant influence.

(In thousands)	MIBRAG Mining Venture		Unconsolidated Construction Joint Ventures	Unconsolidated Non-Construction Joint Ventures
June 27, 2008
Current assets	$173,734		$329,048	$133,288
Noncurrent assets	$1,146,202		$990	$11,622
Current liabilities	$87,067		$257,066	$83,539
Noncurrent liabilities	$910,506		$—	$4,590

December 28, 2007
Current assets	$121,297		$389,104	$114,534
Noncurrent assets	$1,060,199		$5,254	$10,190
Current liabilities	$67,899		$357,430	$78,914
Noncurrent liabilities	$839,655		$—	$17,853

Three months ended June 27, 2008
Revenues	$134,144		$446,467	$111,565
Cost of revenues	119,592		408,728	82,756
Income from continuing operations before tax	$14,552		$37,739	$28,809

Three months ended June 29, 2007
Revenues	N/A	(1)	$86,298	$73,838
Cost of revenues	N/A	(1)	83,454	70,951
Income from continuing operations before tax	N/A	(1)	$2,844	$2,887

Six months ended June 27, 2008
Revenues	$264,008		$784,549	$225,037
Cost of revenues	230,414		725,306	166,845
Income from continuing operations before tax	$33,594		$59,243	$58,192

Six months ended June 29, 2007
Revenues	N/A	(1)	$174,770	$137,069
Cost of revenues	N/A	(1)	168,388	130,834
Income from continuing operations before tax	N/A	(1)	$6,382	$6,235

(1)
Financial information for our MIBRAG mining joint venture for the three and six months ended June 29, 2007 is not presented because it is owned by our Washington Division, which did not exist as one of our divisions until our acquisition of WGI on November 15, 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 4.  PROPERTY, EQUIPMENT, AND INTANGIBLE ASSETS

Property and Equipment

(In thousands)	June 27, 2008	December 28, 2007
Equipment and internal-use software	$312,826	$294,084
Construction and mining equipment	209,450	198,883
Furniture and fixtures	50,556	49,401
Leasehold improvements	61,938	59,125
Construction in progress	7,876	6,553
Land and improvements	584	584
	643,230	608,630
Accumulated depreciation and amortization	(288,354)	(250,723)
Property and equipment at cost, net	$354,876	$357,907

In addition to the property and equipment presented above, we also have a parcel of land held for sale, valued at $14.0 million and $13.0 million as of June 27, 2008 and December 28, 2007, respectively, in other assets.

Depreciation expense related to property and equipment was $29.5 million and $9.8 million for the three months ended June 27, 2008 and June 29, 2007, respectively.  Depreciation expense related to property and equipment was $43.8 million and $19.2 million for the six months ended June 27, 2008 and June 29, 2007, respectively.

Intangible Assets

Amortization expense related to intangible assets for the three months ended June 27, 2008 and June 29, 2007 was $13.4 million and $0.2 million, respectively.  Amortization expense related to intangible assets for the six months ended June 27, 2008 and June 29, 2007 was $26.8 million and $0.5 million, respectively.

NOTE 5. INDEBTEDNESS

Indebtedness consists of the following:

(In thousands)	June 27, 2008	December 28, 2007
Bank term loans, net of debt issuance costs	$1,156,822	$1,254,383
Obligations under capital leases	20,324	22,715
Notes payable, foreign credit lines and other indebtedness	30,816	29,683
Total indebtedness	1,207,962	1,306,781
Less:
Current portion of long-term debt	18,197	17,964
Long-term debt	$1,189,765	$1,288,817

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

2007 Credit Facility

Our Senior Secured Credit Facility (“2007 Credit Facility”) consists of two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  In June 2008, we entered into the first amendment to the 2007 Credit Facility, which allows us to repurchase up to one million shares of our common stock provided that we maintain designated financial criteria.

As of June 27, 2008 and December 28, 2007, the outstanding balance of the term loan A was $921.2 million and $999.6 million at interest rates of 4.56% and 6.79%, respectively.  As of June 27, 2008 and December 28, 2007, the outstanding balance of the term loan B was $253.8 million and $275.4 million at interest rates of 5.31% and 7.54%, respectively.  We did not have any amount outstanding under our revolving line of credit as of June 27 2008 and December 28, 2007.  As of June 27, 2008, we were in compliance with the covenants of the 2007 Credit Facility.

Revolving Line of Credit

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Six Months Ended June 27, 2008	Year Ended December 28, 2007
Effective average interest rates paid on the revolving line of credit	5.9%	8.2%
Average daily revolving line of credit balances	$0.3	$2.3
Maximum amounts outstanding at any one point in time	$7.6	$40.3

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of June 27, 2008 and December 28, 2007, we had outstanding amounts of $30.8 million and $29.7 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes were approximately 6.1% and 6.5% as of June 27, 2008 and December 28, 2007, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of June 27, 2008 and December 28, 2007, we had $16.4 million and $15.0 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases.  As of June 27, 2008 and December 28, 2007, we had approximately $20.3 million and $22.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

 Maturities

As of June 27, 2008, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$9,555
Second year	22,636
Third year	102,873
Fourth year	644,309
Fifth year	408,232
Thereafter	33
$1,187,638

As of June 27, 2008, the amounts of capital leases that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$9,545
Second year	5,724
Third year	4,216
Fourth year	2,188
Fifth year	497
Total minimum lease payments	22,170
Less: amounts representing interest	1,846
Present value of net minimum lease payments	$20,324

Fair Values of Debt Instruments and Interest Rate Swaps

Our debt is predominantly floating-rate.  At June 27, 2008 and December 28, 2007, the estimated current market value of term loans A and B, net of debt issuance costs, was approximately $10.9 million and $9.5 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.

As of June 27, 2008 and December 28, 2007, the fair values of our swap liabilities were $8.7 million and $3.9 million, respectively.  The increase in these liabilities was due to falling short-term market interest rates.  The short-term portion of the swap liabilities was recorded in accrued expenses and the long-term portion of the swap liabilities was recorded in other long-term liabilities on our Condensed Consolidated Balance Sheets.  The adjustments to the fair values of the swap liabilities were recorded in accumulated other comprehensive income.  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps have been deemed to be an effective hedge.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

Our financial instruments carried at fair value include our money market funds and our swap liabilities.  The fair value of our money market funds, which are included in cash equivalents, approximates cost and the funds are valued under Level 1.  The following table presents the fair value of our swap liabilities, which were carried at fair value on a recurring basis as of June 27, 2008:

(In millions)	Total Carrying Value as of June 27, 2008	Fair Value Measurement as of June 27, 2008
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$ 8.7	$ —	$ 8.7	$ —

Valuation

Our derivative instruments are used as risk management tools and are not used for trading or speculative purposes.  Each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data as of June 27, 2008 and for the duration of the derivative’s life.

NOTE 6. EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Domestic Pension and Supplemental Executive Retirement Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to the domestic pension and supplemental executive retirement plans for the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$1,684	$1,923	$3,368	$3,846
Interest cost	4,500	2,807	9,000	5,614
Expected return on plan assets	(3,914)	(2,850)	(7,828)	(5,700)
Amortization of:
Prior service cost	(518)	(525)	(1,036)	(1,050)
Net loss	12	265	24	530
Net periodic benefit cost	$1,764	$1,620	$3,528	$3,240

During the six months ended June 27, 2008, we made cash contributions of $8.1 million to the pension plans for the 2008 plan year.  We currently expect to make additional cash contributions of approximately $7.0 million for the remainder of 2008.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans).  Post-retirement benefit plans provide medical and life insurance benefits to employees that meet eligibility requirements.  All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.

The components of our net periodic benefit costs relating to the post-retirement benefit plans for the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$17	$65	$34	$130
Interest cost	647	79	1,294	158
Expected return on plan assets	(74)	(75)	(148)	(150)
Amortization of:
Net (gain) loss	(57)	10	(114)	20
Net periodic benefit cost	$533	$79	$1,066	$158

During the six months ended June 27, 2008, we did not make any cash contributions to the post-retirement benefit plans for the 2008 plan year, nor do we currently expect to make any additional cash contributions for the remainder of 2008.

Final Salary Pension Fund

As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Fund in the United Kingdom (“Final Salary Pension Fund”).  The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses.  The components of our net periodic pension costs relating to this plan for the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Interest cost	$312	$280	624	$557
Expected return on plan assets	(131)	(128)	(263)	(255)
Amortization of:
Net loss	52	49	103	97
Net periodic pension cost (1)	$233	$201	$464	$399

   (1) We used the current rate method in translating our net periodic pension costs to the U.S. dollar.

During the six months ended June 27, 2008, we made cash contributions of $0.3 million to the Final Salary Pension Fund for the 2008 plan year.  We currently expect to make additional cash contributions during 2008 of approximately $0.7 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 7.  STOCK-BASED COMPENSATION

We recognize stock-based compensation expense, net of estimated forfeitures, over the service periods (generally vesting periods of three to four years) of the stock-based compensation awards on a straight-line basis in general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents our stock-based compensation expenses related to stock options, restricted stock awards and units, and the related income tax benefits recognized, for the three and six months ended June 27, 2008 and June 29, 2007.

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Stock-based compensation expenses:
Restricted stock awards and units	$7.7	$6.4	$14.3	$12.1
Stock options	—	0.9	—	1.8
Stock-based compensation expenses	$7.7	$7.3	$14.3	$13.9

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$3.0	$2.8	$5.5	$5.4

On May 22, 2008, our stockholders approved our 2008 Equity Incentive Plan, which replaces our 1999 Equity Incentive Plan and authorizes the issuance of up to five million shares of common stock.

Restricted Stock Awards and Units

We record compensation expense related to restricted stock awards and units over the applicable vesting periods as required under SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  As of June 27, 2008, we had unrecognized stock-based compensation expense of $83.5 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 3.0 years.  The total fair values of shares vested and the grant date fair values of restricted stock awards and units granted during the six months ended June 27, 2008 and June 29, 2007 are summarized below:

(In millions)	June 27, 2008	June 29, 2007
Fair values of shares vested	$17.6	$13.7
Grant date fair values of restricted stock awards and units	$37.5	$19.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

A summary of the status and changes of our nonvested restricted stock awards and units, according to their contractual terms, as of June 27, 2008 and during the six months ended June 27, 2008 are presented below:

	Six Months Ended June 27, 2008
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 28, 2007	1,736,333	$44.58
Granted	1,075,488	$34.85
Vested	(407,984)	$42.67
Forfeited	(81,154)	$44.93
Nonvested at June 27, 2008	2,322,683	$40.39

Stock Incentive Plans

We have not granted any stock options since September 2005.  A summary, as of June 27, 2008 and for the six months ended June 27, 2008, of the status of, and changes in, stock options granted under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan, according to their contractual terms, which provide for expiration of the options in ten years from the date of grant, are presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2007	1,605,957	$22.60	4.74	$51.7
Exercised	(44,484)	$22.82
Forfeited/expired/cancelled	(5,500)	$19.56
Outstanding and exercisable at June 27, 2008	1,555,973	$22.61	4.19	$32.0

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $43.17 as of June 27, 2008, which would have been received by the option holders had all option holders exercised their options on that date.

For the six months ended June 27, 2008 and June 29, 2007, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $1.0 million and $9.7 million, respectively.  As of June 27, 2008, all of our stock option awards were fully vested and there was no remaining unrecognized stock-based compensation expense related to nonvested stock option awards.  The total fair value of stock options vested during the six months ended June 27, 2008 and June 29, 2007 was $0.1 million and $0.2 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 8. SEGMENT AND RELATED INFORMATION

We operate our business through three segments: the URS Division, the EG&G Division and the Washington Division.  The URS Division provides a comprehensive range of professional program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private industry clients in the U.S. and internationally.  The EG&G Division provides services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security.  These services include program management, planning, design and engineering, systems engineering and technical assistance, operations and maintenance, and decommissioning and closure.  The Washington Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private industry clients in the U.S. and internationally.

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

At the beginning of our 2008 fiscal year, we realigned several of our operations to consolidate businesses serving the same markets or clients in the division most capable of successfully addressing these markets or clients.  This realignment included transferring the majority of the URS Division’s interest in Advatech, which provides emissions control services for coal-fired power plants, to the Washington Division and transferring the Washington Division’s Defense Business Unit to the EG&G Division, as well as the realignment of some smaller businesses.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2008	June 29, 2007 (3)	June 27, 2008	June 29, 2007 (3)
Revenues
URS Division	$887.6	$802.1	$1,706.8	$1,529.4
EG&G Division	576.2	370.5	1,125.5	708.4
Washington Division	1,081.1	98.3	1,982.7	168.0
Inter-segment, eliminations and other	(14.0)	(27.3)	(25.0)	(30.2)
Total revenues	$2,530.9	$1,243.6	$4,790.0	$2,375.6
Equity in income of unconsolidated affiliates
URS Division	$2.4	$1.8	$4.3	$4.0
EG&G Division	1.9	1.4	3.6	2.8
Washington Division	22.7	—	48.8	—
Total equity in income of unconsolidated affiliates	$27.0	$3.2	$56.7	$6.8
Contribution (1)
URS Division	$69.7	$58.1	$128.4	$111.6
EG&G Division	33.6	22.6	60.7	39.3
Washington Division	49.0	3.7	92.2	6.3
Inter-segment and other unallocated operating costs	—	(0.4)	—	(0.7)
General and administrative expenses (2)	(26.0)	(17.9)	(46.4)	(35.3)
Corporate interest expense	(22.3)	(3.2)	(46.7)	(6.3)
Total contribution	$104.0	$62.9	$188.2	$114.9
Operating income
URS Division	$67.0	$56.3	$124.4	$108.5
EG&G Division	32.7	21.4	59.1	37.2
Washington Division	55.2	5.2	103.4	8.8
Inter-segment and other unallocated operating costs	—	(0.4)	—	(0.7)
General and administrative expenses (2)	(20.5)	(14.0)	(36.6)	(27.6)
Total operating income	$134.4	$68.5	$250.3	$126.2
Depreciation and amortization
URS Division	$7.6	$8.4	$16.6	$16.7
EG&G Division	5.9	1.2	11.6	2.1
Washington Division	27.2	0.2	40.0	0.4
Corporate and other	2.2	0.2	2.5	0.5
Total depreciation and amortization	$42.9	$10.0	$70.7	$19.7

(1)
We define segment contribution as total segment operating income minus interest expense and minority interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses.  Segment operating income represents net income before income taxes, minority interests and interest expense.

(2)	General and administrative expenses represent expenses related to corporate functions.

(3)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the three and six months ended June 29, 2007 are not comparable to the results for the three and six months ended June 27, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed above.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

A reconciliation of segment contribution to segment operating income for the three and six months ended June 27, 2008 and June 29, 2007 is as follows:

	Three Months Ended June 27, 2008 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$69.7	$33.6	$49.0	$(26.0)	$(22.3)	$—	$104.0
Minority interests	(0.2)	—	7.7	—	—	—	7.5
Unallocated SFAS 123(R) expenses	(2.6)	(0.9)	(1.7)	5.2	—	—	—
Other miscellaneous unallocated expenses	0.1	—	0.2	0.3	22.3	—	22.9
Operating income (loss)	$67.0	$32.7	$55.2	$(20.5)	$—	$—	$134.4

	Three Months Ended June 29, 2007 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$58.1	$22.6	$3.7	$(17.9)	$(3.2)	$(0.4)	$62.9
Minority interests	—	—	1.5	—	—	—	1.5
Unallocated SFAS 123(R) expenses	(3.0)	(0.9)	—	3.9	—	—	—
Other miscellaneous unallocated expenses	1.2	(0.3)	—	—	3.2	—	4.1
Operating income (loss)	$56.3	$21.4	$5.2	$(14.0)	$—	$(0.4)	$68.5

	Six Months Ended June 29, 2008 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$128.4	$60.7	$92.2	$(46.4)	$(46.7)	$—	$188.2
Minority interests	—	—	13.4	—	—	—	13.4
Unallocated SFAS 123(R) expenses	(5.0)	(1.7)	(2.8)	9.5	—	—	—
Other miscellaneous unallocated expenses	1.0	0.1	0.6	0.3	46.7	—	48.7
Operating income (loss)	$124.4	$59.1	$103.4	$(36.6)	$—	$—	$250.3

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the three and six months ended June 29, 2007 are not comparable to the results for the three and six months ended June 27, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed above.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

	Six Months Ended June 29, 2007 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$111.6	$39.3	$6.3	$(35.3)	$(6.3)	$(0.7)	$114.9
Minority interests	0.8	—	2.5	—	—	—	3.3
Unallocated SFAS 123(R) expenses	(5.7)	(1.4)	—	7.1	—	—	—
Other miscellaneous unallocated expenses	1.8	(0.7)	—	0.6	6.3	—	8.0
Operating income (loss)	$108.5	$37.2	$8.8	$(27.6)	$—	$(0.7)	$126.2

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the three and six months ended June 29, 2007 are not comparable to the results for the three and six months ended June 27, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed above.

(In millions)	June 27, 2008	December 28, 2007
URS Division	$1,685.2	$1,733.7
EG&G Division	919.7	918.2
Washington Division	4,120.3	4,060.7
Corporate	5,020.4	4,889.6
Eliminations	(4,722.0)	(4,672.2)
Total assets	$7,023.6	$6,930.0
Total assets by segments are as follows:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Investments in Unconsolidated Affiliates

As of June 27, 2008 and December 28, 2007, we had $238.1 million and $206.7 million, respectively, in investments accounted for by the equity method.

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation, by geographic areas are shown below.

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenues
United States	$2,287.2	$1,124.9	$4,349.7	$2,150.4
International	249.4	124.8	450.7	238.9
Eliminations	(5.7)	(6.1)	(10.4)	(13.7)
Total revenues	$2,530.9	$1,243.6	$4,790.0	$2,375.6

No individual foreign country contributed more than 10% of our consolidated revenues for the three and six months ended June 27, 2008 and June 29, 2007.

(In millions)	June 27, 2008	December 28, 2007
Property and equipment at cost, net
United States	$256.1	$254.4
International	98.8	103.5
Total property and equipment at cost, net	$354.9	$357.9

Major Customers

We have multiple contracts with various organizations within the U.S. Army, one of our major customers.  Collectively, these contracts contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and, although the loss of U.S. Army as a customer would materially and adversely affect us, the loss of any contract would not have a material adverse effect on our business.  The following table presents our revenues from the U.S. Army by segment.

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
The U.S. Army (1)
URS Division	$27.4	$30.3	$55.5	$60.7
EG&G Division	360.1	191.1	706.3	365.9
Washington Division	33.8	—	58.8	—
Total U.S. Army	$421.3	$221.4	$820.6	$426.6

(1)	The U.S. Army includes U.S. Army Corps of Engineers

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain contractual guarantees and governmental audits or investigations.  We are also involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty.  We are including information regarding the following significant proceedings in particular:

•
Saudi Arabia: One of our subsidiaries, LSI, provided aircraft maintenance support services on F-5 aircraft under contracts (the “F-5 Contract”) with a Saudi Arabian government ministry (the “Ministry”).  LSI completed its operational performance under the F-5 Contract in November 2000 and the Ministry has yet to pay a $12.2 million account receivable owed to LSI.  In addition, in 2004, the Ministry received a payment under a performance bond amounting to approximately $5.6 million that was outstanding under the F-5 contract.  The following legal proceedings ensued:

Two Saudi Arabian landlords have pursued claims over disputed rents in Saudi Arabia.  The Saudi Arabian landlord of the Al Bilad complex received a judgment of $7.9 million in Saudi Arabia against LSI.  During the quarter ended March 30, 2007, Al Bilad received payment of this judgment out of the $12.2 million receivable held by the Ministry.  As a result, we have reduced both our receivable and a reserve against the Saudi Arabian judgment regarding the Al Bilad complex to reflect the payment made by the Ministry.  Another landlord has obtained a judgment in Saudi Arabia against LSI for $1.2 million and LSI successfully appealed this decision in June 2005 in Saudi Arabia, which was remanded for future proceedings.  We continue to review our legal position and strategy regarding these judgments.

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

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas.  The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable.  In March 2005, the Ministry filed a motion to dismiss, which the District Court denied.  In November 2005, the Ministry filed another motion to dismiss, to which the District Court responded by ordering the parties to conduct further discovery.  On April 12, 2007, the Ministry filed a supplemental brief in support of its motion to dismiss.  On May 31, 2007, LSI filed a response objecting to the Ministry’s motion to dismiss, to which the Ministry filed a reply brief on June 29, 2007.  On September 26, 2007, the District Court heard oral arguments on the motion to dismiss.  On July 25, 2008, the District Court denied the Ministry’s motion to dismiss and, accordingly, the District Court will retain jurisdiction over this case.  LSI intends to continue to defend and pursue these matters vigorously.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

Solidere alleged that Radian’s activities and services resulted in the production of chemical and biological pollutants, including methane gas, at the Normandy Project.  Radian and Solidere initially sought to resolve their disputes through arbitration proceedings before the International Chamber of Commerce (“ICC”).  In July 2004, an ICC arbitration panel ruled against Radian.  Among other things, the ICC ordered Radian to: i) prepare a plan to remediate the production of methane gas at the Normandy Site; and, ii) pay approximately $2.4 million in attorney fees and other expenses.  The ICC also authorized Solidere to withhold project payments.

Since the July 2004 ruling, numerous other legal actions were initiated.  On January 20, 2006, Radian initiated a new ICC arbitration proceeding against Solidere alleging, in part, that Solidere's lack of cooperation prevented Radian from complying with the July 2004 ruling.  In response to Radian’s January 20, 2006 filing, Solidere terminated Radian's contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation (DE), the indirect parent of Radian, claiming that URS Corporation (DE) is responsible for Radian’s liabilities because both entities operated as a single economic enterprise.  Solidere’s February 13, 2006 filing sought to recover the costs to remediate the Normandy Site, damages resulting from delays in project completion, and past and future legal costs.  On February 20, 2006, Radian amended its January 20, 2006 filing to include Solidere's unwarranted termination of Radian's contract.

On June 30, 2006, URS Corporation (DE) filed a separate complaint in the United States District Court for the District of Delaware which sought to enjoin Solidere’s attempt to include URS Corporation (DE) as a party in the arbitration before the ICC.  Because Radian is maintained as a distinct legal entity separate from URS Corporation (DE), URS Corporation (DE) is not responsible for any of Radian’s liabilities.  On September 28, 2007, the Delaware District Court issued a Memorandum of Opinion, which, among other things, partially granted Solidere’s motion to dismiss.  We appealed this decision.

On June 16, 2008, Radian and Solidere executed an agreement memorializing the settlement of the claims between them.  The amounts payable by Radian under the settlement had no material impact to our Condensed Consolidated Financial Statements.  Through June 27, 2008, Solidere had withheld project payments owed to Radian amounting to $11.5 million, which we have recorded as accounts receivable.  In addition, we recorded $4.2 million in consolidated costs and accrued earnings in excess of billings on contracts in process.  This settlement does not resolve the claims amongst Radian and the other parties, including the amount of claims and unpaid receivables to be paid to Radian.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

Radian intends to continue to vigorously defend the remaining claims asserted against it and seeks to collect the amounts due to it.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

URS Corporation Southern and URS Holdings, Inc. intend to continue to defend these matters vigorously.

•
Rocky Mountain Arsenal: In January 2002, URS Group, Inc., our wholly owned subsidiary, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado.  In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. (“TTFW”), in District Court for the County of Denver in the State of Colorado.  In June 2006, the District Court issued a $1.1 million judgment against TTFW, granting some of URS Group, Inc.’s claims, but denying the largest claim.  URS Group, Inc. appealed the judgment to the Colorado Court of Appeals in June 2006.  The Court of Appeals found that TTFW possessed information at the time of bidding that it did not disclose to bidders and issued a unanimous decision in favor of URS Group, Inc. in February 2008, which remanded the matter to the trial court for further proceedings.  On April 23, 2008, TTFW filed a petition for review with the Colorado Supreme Court, which URS Group, Inc. intends to oppose.  URS Group, Inc. intends to continue its vigorous attempt to collect the remaining contract cost overruns.

•
Minneapolis Bridge: The collapse of the I-35W Bridge in Minneapolis, Minnesota, on August 1, 2007, has been widely publicized.  In 2003, the Minnesota Department of Transportation retained us to provide engineering analyses of the I-35W Bridge.  We had issued draft reports pursuant to this engagement and our services to the Minnesota Department of Transportation were ongoing at the time of the collapse.  We were not involved in the original design or construction of the I-35W Bridge, nor were we involved in any of the maintenance and construction work being performed on the bridge when the collapse occurred.  At this time, there is insufficient information to determine the definitive cause or causes of, or potential liabilities associated with, the collapse.  It is possible that claims relating to the collapse will be made against us because of our work for the Minnesota Department of Transportation.  The outcome of any such claims, if made, cannot be determined at this time.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

•
130 Liberty Street: On August 18, 2007, two New York City firemen lost their lives fighting a fire at a skyscraper undergoing decontamination and deconstruction at 130 Liberty Street in New York City.  One of our wholly owned subsidiaries, URS Corporation – New York, had been retained before the accident by the 130 Liberty Street property owner to advise, monitor and report on the general contractor’s performance as well as its compliance with the project’s contractual requirements.  In August 2007, the Manhattan District Attorney served subpoenas related to this accident on the property owner, URS Corporation - New York, the general contractor and its principal subcontractors, as well as the City of New York.  In February and April of 2008, URS Corporation – New York was sued in the New York State Supreme Court by the estates of the two firemen for negligence, public and private nuisance, and wrongful death, as well as for statutory violations of various local and state public safety codes.  Both estates are alleging punitive damages and one estate has asked for damages of approximately $50 million.  In May of 2008, URS Corporation – New York was sued in the New York State Supreme Court for an unspecified amount of damages by four firemen and their spouses for personal injury to the firemen occurring during the fire.  The complaint alleges negligence, public and private nuisance, and violations of various local and state public safety codes.

URS Corporation – New York intends to continue to defend these matters vigorously.

•
USAID Egyptian Projects:  In March 2003, WGI, a company acquired by us on November 15, 2007, was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the U.S. District Court for the District of Idaho against WGI and Contrack International Inc., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million.  WGI denies any liability in the action and contests the federal government’s damage allegations and its entitlement to any recovery.  All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI filed motions in the Bankruptcy Court in Nevada and in the Idaho District Court to dismiss the federal government’s claim for failure to give appropriate notice or otherwise preserve those claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred in a written order.  The federal government appealed the Bankruptcy Court's order to the U.S. District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the District Court in Nevada reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  In December 2007, the federal government filed a motion to prevent the Bankruptcy Court from exercising jurisdiction over this matter, which WGI opposed.  On February 15, 2008, the Bankruptcy Court denied the federal government’s motion preventing the Bankruptcy Court from exercising jurisdiction over WGI’s motion that the federal government’s claims in Idaho District Court were barred for failure to give appropriate notice or otherwise preserve those claims.  WGI’s motions in the bankruptcy court cover all of the federal government claims alleged in the Idaho action.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

WGI intends to continue to defend these matters vigorously and to pursue all affirmative claims.

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

WGI Ohio intends to continue to defend this matter vigorously.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

•
SR-125: WGI has a 50% interest in a joint venture that is performing a $401 million fixed-price highway and toll road project in California that was approximately 97% complete as of June 27, 2008.  Prior to the acquisition of WGI, WGI recorded significant losses on the project resulting from various developments, including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays.  In many instances, these developments were unanticipated.  We expect that, when the project is completed, our investment in the joint venture will be approximately $30 million.  It remains possible that the joint venture may incur additional losses and, if the joint venture is unsuccessful in recovering at least a portion of its claims, additional charges will be required.  These matters are among the numerous claims in dispute made by the joint venture against the project owner.  Many of the highway claims are being pursued in the Superior Court of San Diego County, and many of the toll road claims, per the toll road agreement, are being pursued in state arbitration.  The remainder of the claims are being pursued under the contractually prescribed dispute review procedures.  If the claims are not resolved through these procedures, the claims will be joined in the existing litigation or arbitration proceedings.

During the second quarter of 2008, the project owner drew on a WGI letter of credit of approximately $7.4 million, based on disputed deductive changes and charges imposed by the project owner.  On June 5, 2008, the project owner filed a complaint, as amended, against the joint venture in the Supreme Court of New York County, New York, alleging that the joint venture breached a lender agreement associated with the highway project that impaired the enforceability of the highway project contract.

The joint venture will continue to defend these matters vigorously and collect all claimed amounts.

•
Common Sulfur Project: One of our wholly owned subsidiaries, WGI – Middle East, Inc., together with a consortium partner, have contracted under a fixed-price arrangement to engineer, procure and construct a sulfur processing facility located in Qatar.  The completed project will treat and distribute sulfur produced by a new Liquid Natural Gas (“LNG”) processing facility also under construction.  The project has experienced cost increases and schedule delays.  The contract gives the customer the right to assess liquidated damages of approximately $20 million against the consortium if various phases of the project are not completed by certain dates.  If such damages were to be assessed, a portion may be attributable to WGI – Middle East, Inc.  No potential liquidated damages have been included in the estimated contract loss referenced below primarily due to the impacts of concurrent delays on the LNG facility.

Only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the three and six months ended June 27, 2008, charges to income of $8.7 million and $12.9 million, respectively, have been recorded.  A portion of the charges relates to the reversal of previously recognized earnings resulting in a project-to-date loss of $5.2 million as of June 27, 2008.  As of June 27, 2008, the project is approximately 80% complete and WGI – Middle East, Inc. and our consortium partner are implementing acceleration activities to mitigate the potential liquidated damages exposure as well as minimize the contract losses to be experienced.  While the entire amount of estimated loss has been recognized, actual results may differ from our estimates.

Currently, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, and contractor’s pollution liability have a self-insured retention of $10.0 million for each covered claim.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

Excess insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.  We have maintained insurance without lapse for many years with limits in excess of losses sustained.

The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or litigation matters could have a material adverse effect on us.

Guarantee Obligations and Commitments

As of June 27, 2008, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our unconsolidated joint ventures, in the event of a default by the joint venture.  This joint venture was formed in the ordinary course of business to perform a contract for the U.S. federal government.  The term of the guarantee was equal to the remaining term of the underlying credit facility.  As of June 27, 2008, the amount of the guarantee was $15.0 million, which has been extended to September 30, 2008. The credit facility will be renewd and the guarantee will be extended until the contract is completed, which is expected to be May 31, 2009.

We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of June 27, 2008.

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

As of June 27, 2008, the amount of the guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $10.0 million.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (Continued)

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

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those described here.  See “Forward-Looking Statements” on page 1.  You should read this discussion in conjunction with: Part II – Item 1A, “Risk Factors,” beginning on page 67 the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, which was previously filed with the Securities and Exchange Commission (“SEC”).

OVERVIEW

Consolidated revenues for the second quarter of 2008 were $2,530.9 million compared with $1,243.6 million during the same period in 2007.  This increase was primarily the result of revenues generated by the businesses we added through our acquisition of Washington Group International, Inc. (“WGI”) on November 15, 2007.  The majority of these businesses operate under the name, “Washington Division.”  In addition, revenues increased for each of our operating divisions due to organic business growth.  Net income increased 61.4% from $36.8 million during second quarter of 2007 to $59.4 million for the second quarter of 2008, primarily because of the WGI acquisition.  Each of our operating divisions also contributed to the increase in net income.

Effect of the WGI Acquisition

Because the WGI acquisition occurred late in 2007, some of the financial results for the three and six months ended June 27, 2008 are not comparable to the results for the same periods in 2007.  However, to give visibility into our underlying business growth compared to the effects of the acquisition on our financial results, our discussion and analysis describe the impact of the operations from the businesses purchased through the WGI acquisition.  In addition, the following tables provide a high-level comparison of revenues for the three and six months ended June 27, 2008 and combined pro forma revenues for the three and six months ended June 29, 2007, as well as a reconciliation schedule of combined pro forma revenues to actual revenues for the same periods.  The combined pro forma revenues were calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).  We have provided this information because we believe it will assist readers in understanding the effect of the acquisition as a component of the overall revenue growth of our business.

	Three Months Ended
(In millions, except percentages)	June 27, 2008	June 29, 2007 (1) (pro forma combined)	Increase	Percentage Increase

Revenues	$2,530.9	$2,076.4	$454.5	21.9%

Reconciliation schedule of revenues for the three months ended June 29, 2007:
Pro forma combined revenues (1)		$2,076.4
Add: revenue adjustments to conform WGI's revenues to reflect the use of the equity method (1)		119.1
Less: WGI historical revenues		(951.9)
URS historical revenues		$1,243.6	$1,287.3	103.5%

	Six Months Ended
(In millions, except percentages)	June 27, 2008	June 29, 2007 (1) (pro forma combined)	Increase	Percentage Increase

Revenues	$4,790.0	$3,934.4	$855.6	21.7%

Reconciliation schedule of revenues for the six months ended June 29, 2007:
Pro forma combined revenues (1)		$3,934.4
Add: revenue adjustments to conform WGI's revenues to reflect the use of the equity method (1)		230.5
Less: WGI historical revenues		(1,789.3)
URS historical revenues		$2,375.6	$2,414.4	101.6%

(1)
The pro forma combined revenues presented in this discussion are calculated based on the definition of pro forma combined revenues under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) presented in Note 2, “Acquisition.”  It includes pro forma adjustments of $119.1 million and $230.5 million to revenues for the three and six months ended June 29, 2007, respectively.  These adjustments were made to conform WGI’s reported revenues related to unconsolidated joint ventures, previously accounted for using proportionate consolidation, to reflect the use of the equity method.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major U.S. federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We generate revenues by providing fee-based professional and technical services, and by executing construction and mining contracts.  As a result, our business is labor intensive on the majority of our projects and capital intensive on construction and mining projects.  To derive income from our revenues, we must effectively manage our costs.  We provide our services through three operating divisions: the URS Division, the EG&G Division and the Washington Division.

The acquisition of WGI was accounted for under the purchase accounting method.  Unless specifically stated, all information presented in this discussion excludes the results of operations and the financial condition of WGI prior to November 16, 2007.

The acquisition of WGI has enhanced our ability to provide fully integrated engineering and construction services for every stage of the project life cycle — from program management, planning, design and engineering through construction and construction management, and operations and maintenance to decommissioning and closure.  The acquisition also has expanded our capabilities and competitive position in the key market sectors we serve — power, infrastructure, federal government, and industrial and commercial — and has added expertise in the design and construction of both nuclear and fossil fuel power plants; nuclear waste management; design-build and design-build-operate-maintain projects for transportation infrastructure; and the design, development and operation of mines.

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

Our costs of revenues are driven primarily by the compensation we pay to our employees, including fringe benefits, as well as the cost of hiring subcontractors, construction materials, and other project-related expenses, and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

We are reporting financial results on a consolidated basis and for our three operating divisions: the URS Division, the EG&G Division and the Washington Division.  In addition, for the purposes of reporting and analyzing our results, we redefined our key market sectors effective with the beginning of our 2008 fiscal year as follows: the power sector, the infrastructure sector, the federal sector, and the industrial and commercial sector.  These market sectors reflect the changes to our overall business mix as a result of the WGI acquisition.  This reclassification has no impact on our financial or segment reporting.  It only affects how we define revenues by market sector.

In the power market sector, we plan, design, engineer, construct, retrofit and maintain most types of power generating facilities, as well as the systems that transmit and distribute electricity.  Our services include planning, siting and licensing, permitting, engineering, procurement, construction, facility start-up, operations and maintenance, upgrades and modifications, and decommissioning and closure.  Our project experience includes fossil fuel and nuclear power plants, hydropower, and alternative and renewable energy sources.  We also specialize in the development and installation of clean air technologies that reduce sulfur dioxide, sulfur trioxide, mercury and other potentially harmful emissions at both new and existing fossil fuel power plants.  This market sector is primarily served by our Washington Division, although our URS Division provides engineering and environmental services to clients in this sector.

In the infrastructure market sector, we provide a wide range of services required to plan, design, construct, and operate and maintain surface, air and rail transportation systems and networks, as well as ports and harbors.  We also provide program management, planning, design, engineering, construction and construction management services for water supply, storage, distribution and treatment systems, and for many types of buildings.  These include educational, judicial, correctional, health care, retail, sports, recreational, industrial manufacturing, research and office facilities.  The infrastructure market sector is served by our URS and Washington Divisions.

In the federal market sector, we serve a wide variety of U.S. federal government departments and agencies and some foreign national governments.  For Department of Defense (“DOD”) agencies, we provide a wide range of program management, systems engineering and technical assistance, and operations and maintenance services to modernize weapons systems, as well as to maintain, modify and overhaul aircraft, ground vehicles and other military equipment.  We operate complex government and military installations and provide flight training for pilots of fixed wing and rotary wing military aircraft.  In addition, we plan, design and construct hangars, military housing and other government buildings.  For the Department of Homeland Security (“DHS”), the DOD and other federal agencies, we support a variety of homeland security activities.  We also provide engineering, construction, operations and maintenance, and decommissioning and closure services for weapons and chemical demilitarization programs.  For the Department of Energy (“DOE”), we manage complex facilities and programs involving the storage, deactivation, decommissioning and disposal of radioactive and chemical waste.  We provide the same types of nuclear management services for agencies of foreign national governments, such as the United Kingdom Nuclear Decommissioning Authority.  The federal market sector is served by all three of our divisions.

In the industrial and commercial market sector, we provide planning, engineering, process design, and construction and construction management services for new industrial and commercial facilities, as well as for the expansion and upgrade of existing facilities.  We serve a diverse roster of clients in the oil and gas, pipeline, manufacturing, chemical/pharmaceutical and pulp and paper industries.  We also provide facility management services to the industrial and commercial sector, including building maintenance, waste management, health and safety, and security services.  In addition, we plan, design, develop and operate mines and metal and mineral processing facilities worldwide.  The industrial and commercial market sector is served by our URS and Washington Divisions.

At the beginning of our 2008 fiscal year, we realigned several of our operations to consolidate businesses serving the same markets or clients in the division most capable of successfully addressing these markets or clients.  This realignment included transferring the majority of the URS Division’s interest in the Advatech, LLC. (“Advatech”) joint venture, which provides emissions control services for coal-fired power plants, to the Washington Division and transferring the Washington Division’s Defense Business Unit to the EG&G Division, as well as the realignment of some smaller businesses.

For our discussion and analysis of results for the three and six months ended June 27, 2008 compared with the same periods last year, we have reallocated revenues and operating income among our URS, EG&G and Washington Divisions for the three and six months ended June 29, 2007 based on the realignments discussed above.  These reallocations were made to facilitate a comparison of our results for the 2008 periods with the comparable periods last year.

Revenues for the Three Months Ended June 27, 2008

Consolidated revenues for the three months ended June 27, 2008 increased 103.5% over consolidated revenues for the three months ended June 29, 2007.  These results, which include $1,125 million in revenues generated from the business we obtained through the WGI acquisition, as well as growth in all of our market sectors.  The divisional information presented in this discussion, where applicable, represents the results of operations after the realignment of various businesses among our divisions.

Revenues from our power market sector increased approximately 203.6% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  The majority of this increase was derived from the power business we obtained through the WGI acquisition, which generated revenues of $323 million, or 63.7% of power sector revenues, for the three months ended June 27, 2008.  During the quarter, we experienced strong demand for the engineering, procurement and construction services we provide to design, build, retrofit and upgrade fossil fuel power plants and to expand generating capacity at nuclear power plants.  Revenues also increased from our emissions control services to retrofit coal-fired power plants with clean air technologies, as well as from a contract to provide construction services for a new uranium enrichment facility.  However, these increases were partially offset by the timing of performance under several contracts to retrofit coal-fired power plants with emissions control technology, which were in start-up or close-out phases during the second quarter of fiscal 2008.  Typically, during these phases, activity on these contracts is relatively low, resulting in lower revenues.

Revenues from our infrastructure market sector increased approximately 42.7% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  This increase includes $103 million in revenues for the three months ended June 27, 2008, generated from the infrastructure business we obtained through the WGI acquisition.  During the quarter, we experienced strong demand for the services we provide to expand and modernize highways, airports and rail transportation systems, as well as water supply, distribution and treatment infrastructure.  Revenues also increased from the operations and maintenance services we provide for mass transit systems and toll roads.  In addition, we experienced strong demand for the program and construction management services we provide to expand and modernize schools, health care facilities and government buildings.

Revenues from our federal market sector for the three months ended June 27, 2008 increased approximately 62.2% compared with the three months ended June 29, 2007.  This increase included $238 million in revenues for the three months ended June 27, 2008, generated by the federal government business we obtained through the WGI acquisition.  Revenues increased from the chemical demilitarization services we provide to eliminate chemical, biological and nuclear weapons of mass destruction.  In addition, we continued to experience strong demand for the services we provide to DOD agencies to modernize weapons systems; to repair and refurbish military vehicles, aircraft and other equipment; and to provide operations and logistics support at military installations and other government facilities.  Revenues also grew from several large nuclear management contracts with the DOE and from the design, construction and environmental services we provide at military bases and other government installations.

Revenues from our industrial and commercial market sector for the three months ended June 27, 2008 increased approximately 197.6% compared with the three months ended June 29, 2007.  This increase includes $461 million generated by the industrial and commercial business we obtained through the WGI acquisition for the three months ended June 27, 2008.  Revenue growth in the oil and gas sector was a significant contributor to the overall growth of our industrial and commercial business as oil and gas clients continued to reinvest profits from high energy prices to finance capital investments.  We also experienced strong demand for the services we provide to develop and operate mines, as well as for facilities management support at industrial and manufacturing facilities.  In addition, we continued to benefit from our strategy of building long-term relationships with multinational corporations by migrating from stand-alone consulting contracts to longer-term Master Service Agreements (“MSAs”).

Cash Flows and Debt

During the six months ended June 27, 2008, we generated $199.0 million in cash from operations.  (See “Condensed Consolidated Statements of Cash Flows” included under Part I – Item 1 of this report.)  Cash flows from operations increased by $174.3 million for the six months ended June 27, 2008 compared with the same period in 2007 due to an increase in operating income and a decrease in income tax payments, partially offset by an increase in interest payments.  Furthermore, various components of our balance sheet fluctuated due to the timing of payments from clients on accounts receivable and the timing of payments to vendors and subcontractors.

As of June 27, 2008 and December 28, 2007, our ratios of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) were 25% and 27%, respectively.

Business Trends

Power

We expect revenue from the power market sector to continue to grow for the remainder of the 2008 fiscal year as a result of continuing demand and the high cost for energy, as well as the increasingly stringent regulatory requirements on emissions.  We anticipate that these market conditions will continue to drive demand for the services we provide to power sector clients — including the design, construction, and operations and maintenance of new fossil fuel and nuclear power plants; the modification of existing power plants to increase their generating capacity; and the installation of flue gas desulfurization units and other emission control technologies into coal-fired power plants.

We also anticipate that the increased political focus on energy independence and the negative environmental impact of fossil fuels may increase long-term opportunities for the development of new nuclear power facilities.  In addition, we anticipate that the 2005 Energy Act, which provides tax incentives and loan guarantees for the development of nuclear power facilities in the U.S., may have a positive impact on our nuclear power business.

Infrastructure

We expect revenues from the infrastructure market sector will grow moderately for the remainder of fiscal year 2008.  We offer integrated services for the full life cycle of infrastructure projects — from planning, design and engineering through construction to operations and maintenance — for transportation, water and wastewater, and facility projects.  We believe that clients and potential clients in this market sector are increasingly looking for single-source providers of these services to increase efficiency and reduce the time required to complete major infrastructure projects.

At the same time, due to the downturn in the housing market and the economic slowdown related to the decline in the credit market in the U.S., some state and local governments are experiencing decreases in tax revenues and budget deficits, which could affect their spending on infrastructure improvement programs.  In addition, the rising cost of raw materials continues to result in higher construction bids, which could deplete available funding sources more quickly.  We also expect a decrease in the availability of funding under the U.S. federal highway transit and funding bill, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”).  The Bush Administration’s proposed fiscal 2009 budget includes $40.1 billion for SAFETEA-LU, a 5% decrease from fiscal 2008.

However, funding sources for infrastructure work are more diverse than they have historically been due to the use of state bond funding to support major infrastructure improvement programs.  In addition, we are seeing an increase in the use of public-private partnerships at the state and local government level to fund transportation projects.  As a result, we believe the diversification of funding sources for infrastructure projects may help to mitigate the impact of state budget cuts or a decrease in federal matching funds under SAFETEA-LU in 2009.

Federal

We expect revenues from our federal market sector to continue to grow for the remainder of the 2008 fiscal year, based on secured funding and the strategic priorities of the DOD.  In the post-Cold War era, the DOD’s focus has shifted from security concerns in Europe to new risks in the Middle East and Asia, resulting in the realignment of the military command structure, military bases and troop deployments around the world.  Many of the military base realignments are being implemented by the DOD through the Base Realignment and Closure (“BRAC”) program.  These bases will require environmental, planning, design, engineering and construction services before they can be redeveloped or closed, resulting in additional opportunities for us.  The National Defense Authorization Act for 2008 includes $8 billion in BRAC funding, a 45% increase from 2007.

The DOD frequently uses large bundled contracts, which typically require the provision of a full range of services at multiple sites throughout the world, to execute major initiatives like Military Transformation programs and the Global War on Terror.  We anticipate that our ability to provide integrated engineering and construction services, as well as our global network of offices will enhance our ability to win and execute these large contracts.  We also expect to continue benefiting from the DOD trend to outsource non-combat activities.  These activities include the maintenance, modification and refurbishment of military vehicles, aircraft and ground support equipment, as well as the modernization of aging weapons systems and the development of new weapons systems.  The Bush Administration has submitted a $515 billion base line DOD budget for 2009, a 7.5% increase over the DOD’s 2008 budget.

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

Industrial and Commercial

We expect revenues from the industrial and commercial market sector to continue to grow throughout the remainder of the 2008 fiscal year.  The industrial and commercial market sector has shown sustained growth, particularly among clients in the oil and gas and mining industries.  Many of these clients have increased their capital expenditures as capacity utilization has grown to meet strong demand, which has increased demand for the engineering, construction, operations and maintenance, facility management and contract mining services we provide.

For the remainder of the 2008 fiscal year, we expect oil and gas clients will continue to use profits from the sustained high-level of energy prices to finance capital improvement projects.  In the mining industry, we anticipate that high commodity prices and continued economic growth in Asia and Eastern Europe will continue to drive demand for metals and industrial minerals.  We also expect to continue to experience growth in MSAs with multinational corporations both in the U.S. and internationally.  Many of our multinational clients are making major capital investments, which require the engineering, environmental and construction services we provide.

Other Business Trends

The diversification of our business and changes in the mix and timing of our contracts, which contain various risk and profit profiles, can cause profit margins to vary between periods.  Earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

BOOK OF BUSINESS

We determine the value of all contract awards that may potentially be recognized as revenues or equity in income of unconsolidated affiliates over the life of the contracts.  We categorize the value of our book of business into backlog, designations, option years and indefinite delivery contracts, or “IDCs,” based on the nature of the award and its current status.

        Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.

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

The following tables summarize our book of business as of June 27, 2008:

(In billions)
As of June 27, 2008	Total
Backlog:
Power	$1.4
Infrastructure	2.5
Industrial and commercial	3.6
Federal	10.4
Total Backlog	$17.9

(In billions) As of June 27, 2008	URS Division	EG&G Division	Washington Division	Total
Backlog	$2.9	$8.2	$6.8	$17.9
Designations	1.4	—	1.7	3.1
Option years	0.9	2.3	1.1	4.3
Indefinite delivery contracts	3.7	1.1	0.6	5.4
Total book of business	$8.9	$11.6	$10.2	$30.7

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	June 27, 2008	June 29, 2007	Increase	Percentage Increase
Revenues	$2,530.9	$1,243.6	$1,287.3	103.5%
Cost of revenues	(2,403.0)	(1,164.3)	1,238.7	106.4%
General and administrative expenses	(20.5)	(14.0)	6.5	46.4%
Equity in income of unconsolidated affiliates	27.0	3.2	23.8	743.8%
Operating income	134.4	68.5	65.9	96.2%
Interest expense	(23.1)	(4.1)	19.0	463.4%
Income before income taxes and minority interests	111.3	64.4	46.9	72.8%
Income tax expense	(47.5)	(26.7)	20.8	77.9%
Minority interests in income of consolidated subsidiaries, net of tax	(4.4)	(0.9)	3.5	388.9%
Net income	$59.4	$36.8	$22.6	61.4%

Diluted earnings per share	$.72	$.70	$.02	2.9%

Three Months Ended June 27, 2008 Compared with Three Months Ended June 29, 2007

Our consolidated revenues for the three months ended June 27, 2008 increased by 103.5% compared with the three months ended June 29, 2007.  The increase was due primarily to a higher volume of work performed in each of our market sectors and the business obtained through the acquisition of WGI, which generated $1,125 million in revenues during the three months ended June 27, 2008.

The following table presents our consolidated revenues by market sector for the three months ended June 27, 2008 and June 29, 2007.

	Three Months Ended
(In millions, except percentages)	June 27, 2008	June 29, 2007	Increase	Percentage Increase
Revenues
Power sector	$507	$167	$340	203.6%
Infrastructure sector	451	316	135	42.7%
Federal sector	829	511	318	62.2%
Industrial and commercial sector	744	250	494	197.6%
Total revenues, net of eliminations	$2,531	$1,244	$1,287	103.5%

Revenues from our power market sector increased 203.6% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  The majority of this increase was derived from the power business we obtained through the WGI acquisition, which generated $323 million in revenues for the three months ended June 27, 2008.  During the second quarter of fiscal 2008, we continued to benefit from strong demand for engineering, procurement and construction services for both fossil fuel and nuclear power projects.  Revenues also increased in the quarter from a contract to provide construction services for a new uranium enrichment facility due to accelerated project scheduling and an expanded scope of work.  In addition, increased power sector revenues reflect continued growth in the emissions control services we provide to retrofit coal-fired power plants with clean air technologies that reduce sulfur dioxide, sulfur trioxide, mercury and other potentially harmful emissions.  However, these increases were partially offset by the timing of performance under several contracts to retrofit coal-fired power plants with emissions control technology, which were in start-up or close-out phases during the second quarter of fiscal 2008.  Typically, during these phases, activity on these contracts is relatively low, resulting in lower revenues.

Revenues from our infrastructure market sector increased 42.7% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  This increase included $103 million in revenues for the three months ended June 27, 2008, generated by the infrastructure business we obtained through the WGI acquisition.  For the second quarter of fiscal 2008, increased revenues from our infrastructure market sector were largely driven by growth in projects to expand and modernize surface, air and rail transportation systems, as well as sustained demand for the operations and maintenance services we provide for mass transit systems and toll roads.  We also benefited from strong demand for engineering and construction services to expand and upgrade water supply, distribution and treatment systems, as well as for levee and other flood control projects.  In addition, revenues increased from the program and construction management services we provide for capital improvement programs involving educational, healthcare and government facilities.

Revenues from our federal market sector increased 62.2% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  This increase included $238 million in revenues for the three months ended June 27, 2008, generated by the federal government business we obtained through the WGI acquisition.  We continued to experience strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and to modernize aging weapons systems, as well as for the maintenance, repair and modification of military vehicles, aircraft and other equipment related to sustained U.S. military operations in the Middle East.  Revenues also increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons of mass destruction, as well as from several large DOE contracts involving the storage, treatment and disposal of radioactive waste.  We also benefited from strong demand for the infrastructure, facilities and environmental work we perform at military and other government installations, as well as for the operations and logistics support we provide at these facilities.

Revenues from our industrial and commercial market sector increased 197.6% for the three months ended June 27, 2008, compared with the three months ended June 29, 2007.  This increase includes $461 million in revenues for the three months ended June 27, 2008, generated by the industrial and commercial business we obtained through the WGI acquisition.  Revenue growth in the oil and gas sector was a major contributor to the overall growth of our industrial and commercial sector business.  Our oil and gas clients continued to invest in capital improvement projects to increase oil and gas reserves and expand production, which led to increased demand for the engineering, environmental, procurement, construction, and operations and maintenance services we provide.  Revenues also increased under contracts to plan, design, develop and operate mines and metal and mineral processing facilities both in the U.S. and internationally and from the facility management services we provide to our manufacturing clients.  Additionally, we continued to benefit from our strategy of building long-term relationships with multinational corporations by migrating from stand-alone consulting contracts to longer-term MSAs.  MSAs have enabled us to leverage our scale and diverse service offerings to more effectively compete for new work funded by increased capital spending.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 106.4% for the three months ended June 27, 2008, compared with the three months ended June 29, 2007.  Because our revenues are primarily project-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues.  In addition, our cost of revenues grew at a higher rate than revenues primarily because the business we obtained through the WGI acquisition generates lower average profit margins than our legacy businesses.  Moreover, cost of revenues includes $13.3 million of amortization of the intangible assets recorded in connection with the WGI acquisition.

Our consolidated general and administrative expenses for the three months ended June 27, 2008 increased by 46.4% compared with the three months ended June 29, 2007.  The increase was primarily due to increases in the costs of corporate functions as well as increases in professional services that occurred as a result of the WGI acquisition.  However, consolidated general and administrative expenses as a percent of revenues fell from 1.1% for the second quarter of 2007 to 0.8% for the second quarter of 2008.

Our consolidated equity in income of unconsolidated affiliates for the three months ended June 27, 2008 increased by 743.8% compared with the three months ended June 29, 2007.  This increase was primarily due to the WGI acquisition.  Some of the businesses obtained through the WGI acquisition perform a significant amount of work through unconsolidated joint ventures, which are accounted for using the equity method.

Our consolidated interest expense for the three months ended June 27, 2008 increased by 463.4% compared with the three months ended June 29, 2007.  The increase was due to higher debt balances as a result of the WGI acquisition.

Our effective income tax rates for the three months ended June 27, 2008 and June 29, 2007 were 42.7% and 41.5%, respectively.  The increase was due to several individually immaterial differences in the forecasted rate between the periods and to an immaterial second quarter 2008 change in estimate related to unrecognized tax benefits.

Our minority interests in income of consolidated subsidiaries, net of tax for the three months ended June 27, 2008 increased by 388.9% compared with the three months ended June 29, 2007.  The increase was primarily due to the inclusion of the consolidated subsidiaries obtained through the WGI acquisition.

Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments

Three Months Ended June 27, 2008 Compared with Three Months Ended June 29, 2007

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Affiliates	Operating Income (Loss)

Three months ended June 27, 2008
URS Division	$887.6	$(823.0)	$—	$2.4	$67.0
EG&G Division	576.2	(545.4)	—	1.9	32.7
Washington Division	1,081.1	(1,048.6)	—	22.7	55.2
Eliminations	(14.0)	14.0	—	—	—
Corporate	—	—	(20.5)	—	(20.5)
Total	$2,530.9	$(2,403.0)	$(20.5)	$27.0	$134.4

Three months ended June 29, 2007 (1)
URS Division	$802.1	$(747.6)	$—	$1.8	$56.3
EG&G Division	370.5	(350.5)	—	1.4	21.4
Washington Division	98.3	(93.1)	—	—	5.2
Eliminations	(27.3)	26.9	—	—	(0.4)
Corporate	—	—	(14.0)	—	(14.0)
Total	$1,243.6	$(1,164.3)	$(14.0)	$3.2	$68.5

Increase (decrease) for the three months ended June 27, 2008 and June 29, 2007
URS Division	$85.5	$75.4	$—	$0.6	$10.7
EG&G Division	205.7	194.9	—	0.5	11.3
Washington Division	982.8	955.5	—	22.7	50.0
Eliminations	13.3	12.9	—	—	0.4
Corporate	—	—	6.5	—	(6.5)
Total	$1,287.3	$1,238.7	$6.5	$23.8	$65.9

Percentage increase (decrease) for the three months ended June 27, 2008 and June 29, 2007
URS Division	10.7%	10.1%	—	33.3%	19.0%
EG&G Division	55.5%	55.6%	—	35.7%	52.8%
Washington Division	999.8%	1026.3%	—	—	961.5%
Eliminations	(48.7%)	(48.0%)	—	—	(100.0%)
Corporate	—	—	46.4%	—	46.4%
Total	103.5%	106.4%	46.4%	743.8%	96.2%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the three months ended June 29, 2007 are not comparable to the results for the three months ended June 27, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed previously.

URS Division

The URS Division’s revenues for the three months ended June 27, 2008 increased 10.7% compared with the three months ended June 29, 2007.  The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by market sector for the three months ended June 27, 2008 and June 29, 2007.

	Three Months Ended
(In millions, except percentages)	June 27, 2008	June 29. 2007	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Revenues
Power sector	$97	$107	$(10)	(9.3%)
Infrastructure sector	364	316	48	15.2%
Federal sector	146	129	17	13.2%
Industrial and commercial sector	273	248	25	10.1%
Total revenues, net of eliminations	$880	$800	$80	10.0%

The URS Division’s revenues from our power market sector decreased 9.3% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  This decrease was primarily due to the timing of performance under several contracts to retrofit coal-fired power plants with emissions control technology, which were in start-up or close-out phases during the second quarter of fiscal 2008.  During these phases, activity on these contracts is relatively low, resulting in lower revenues.  In the comparable period last year, revenues from emission control contracts were higher because of higher levels of activity on these types of assignments.  This decline was offset in part by increased revenues from the engineering, process design and environmental services we provided in the second quarter of 2008 for power generating and transmission facilities.

The URS Division’s revenues from our infrastructure market sector increased 15.2% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  Revenues increased from improvement programs to expand and modernize transportation infrastructure including highways, airports and rail transportation systems.  We also experienced high demand for engineering and construction services to expand and upgrade water supply, distribution and treatment systems, as well as for levee and other flood control projects.  While many state and local governments are experiencing decreases in tax revenues and budget deficits, other sources of infrastructure funding, such as federal matching funds under SAFETEA-LU, bond sales and public-private partnerships, continued to support our revenue growth in the infrastructure market sector.  In addition, we benefited from strong demand for the program and construction management services we provide for capital improvement programs involving educational, healthcare and government facilities.

The URS Division’s revenues from our federal market sector increased 13.2% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  This increase was largely the result of steady growth in infrastructure, facilities and environmental remediation projects we performed for the DOD both in the U.S. and internationally under existing and new contract awards.  Many of these assignments support long-term DOD initiatives like the BRAC program, which is designed to realign military bases and redeploy troops to meet the security needs of the post-Cold War era.  Revenues also increased from large, bundled contracts to provide engineering, construction and technical services worldwide in support of DOD contingency operations as part of the Global War on Terror.

The URS Division’s revenues from our industrial and commercial sector increased 10.1% for the three months ended June 27, 2008 compared with the three months ended June 29, 2007.  In the second quarter of fiscal 2008, we continued to benefit from high energy prices and profits among oil and gas clients, which led to increased investment in capital improvement projects to meet higher demand.  As a result, we experienced increased demand for the environmental, design, process engineering and construction services we provide to these clients.  Rising global demand for metals and mineral resources also resulted in higher revenues from the work we perform for clients in the mining industry.  In addition, we continued to benefit from our strategy of building long-term relationships with multinational corporations under MSAs.  MSAs have enabled us to migrate from stand-alone consulting contracts, reducing the marketing expenses associated with pursuing these assignments while improving our labor utilization levels.

The URS Division’s operating income for the three months ended June 27, 2008 increased 19.0% compared with the three months ended June 29, 2007.  The increase was primarily due to an increase in revenue volume previously described.  The remainder of the increase was caused by increased levels of labor utilization.

EG&G Division

The EG&G Division’s revenues, which are included in our federal market sector, for the three months ended June 27, 2008 increased by 55.5% compared with the three months ended June 29, 2007.  The majority of this increase was due to the transfer to the EG&G Division of the DOD business obtained through the WGI acquisition.

For the second quarter, we benefited from strong demand for the operations and maintenance services we provide to the DOD related to military activity in the Middle East, including work performed under large, bundled contracts to modify and refurbish military vehicles, aircraft and other equipment returning from and being deployed to the Middle East.  Revenues also increased from the specialized systems engineering and technical assistance services that we provided for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems, as well as from our work conducting flight training for the U.S. armed forces and other North Atlantic Treaty Organization (“NATO”) allies.  In addition, we continued to benefit from strong demand for operations and logistics management support at military installations and other government facilities.

We also benefited from strong demand for the global threat reduction services we provide.  For example, revenues increased from contracts to manage chemical demilitarization programs because of higher activity under these contracts and the timing of several performance-based award fees.  The engineering, technical, procurement and construction services we provide for international border security also generated higher revenues in the quarter.

The EG&G Division’s operating income for the three months ended June 27, 2008 increased 52.8% compared with the three months ended June 29, 2007.  The increase was primarily a result of the inclusion of the DOD business obtained from the WGI acquisition as described above.  The increase was partially offset by $4.7 million of amortization of the intangible assets recorded in connection with the WGI acquisition.

Washington Division

For the three months ended June 27, 2008, the Washington Division generated $1,081 million in revenues (prior to eliminations), of which $107 million was generated by operations transferred to the Washington Division from the URS and EG&G Divisions in connection with the realignment of businesses discussed previously.  The operations transferred to the Washington Division generated $98 million of revenues during the comparable period in fiscal 2007.  Washington Division revenues generated from operations obtained from the WGI acquisition were $974 million.

The following table presents the Washington Division’s revenues, net of inter-company eliminations, by market sector for the three months ended June 27, 2008 and June 29, 2007.

	Three Months Ended
(In millions, except percentages)	June 27, 2008	June 29, 2007 (1)	Increase	Percentage increase
Revenues
Power sector	$410	$60	$350	583.3%
Infrastructure sector	87	—	87	100.0%
Federal sector	108	13	95	730.8%
Industrial and commercial sector	471	2	469	23450.0%
Total revenues, net of eliminations	$1,076	$75	$1,001	1334.7%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the second quarter of fiscal 2007 are not comparable to the results for the second quarter of fiscal 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed previously.

The Washington Division’s revenues were driven primarily by strong growth in the power and industrial and commercial sectors.  The power sector experienced strong growth in emissions control projects, nuclear power plant modification projects, and a construction project for a new uranium enrichment facility.  Revenues generated from the industrial and commercial sector were primarily related to continued growth on oil, gas and chemical projects, increased activities on a cement plant construction project and increased demand for the contract mining services we provide.  In the infrastructure market sector, revenues were generated by the engineering, construction, and operations and maintenance services we provide for highways, toll roads, airports and rail transit systems, as well as by activity on a lock and dam construction project.  Revenues generated in the federal sector were primarily related to contracts with the DOE to manage complex programs and facilities involving the treatment, storage and disposal of radioactive waste.

The Washington Division’s equity in income of unconsolidated affiliates was $22.7 million for the three months ended June 27, 2008.  The Washington Division performs a substantial portion of its operations through joint ventures and other partially owned entities that are not consolidated.  The more significant unconsolidated entities include our interests in i) an incorporated mining venture in Germany – MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants; ii) a joint venture that performs steam generator and reactor vessel head replacements at nuclear power plants; iii) various joint ventures that perform management contracts for the DOE; and iv) various joint ventures that participate in infrastructure projects.  These entities are accounted for using the equity method of accounting; accordingly, their revenues are not recorded; instead, our portion of the earnings from these entities are recorded as equity in income of unconsolidated affiliates.  The related overhead expenses incurred by the Washington Division in supporting these unconsolidated affiliates have been classified as cost of revenues in the accompanying financial statements and footnote disclosures.

The Washington Division’s operating income for the three months ended June 27, 2008 of $55.2 million includes $8.6 million of amortization of intangible assets, partially offset by $3.3 million of normal profit recognition on unfavorable contracts established through the WGI acquisition.  (See Note 2, “Acquisition” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.)  Operating income for the three months ended June 27, 2008 reflects earnings associated with the increased revenues discussed above as well as higher performance based fees and incentives on various projects.  The higher earnings were partially offset by a charge of $8.7 million on an oil and gas construction project that has experienced cost increases and schedule delays.  (See Note 9, “Commitments and Contingencies” to our “Condensed Consolidated Financial Statements” included under Part 1 – Item 1 of this report for additional disclosure.)

Consolidated

	Six Months Ended
(In millions, except percentages and per share amounts)	June 27, 2008	June 29, 2007	Increase	Percentage Increase
Revenues	$4,790.0	$2,375.6	$2,414.4	101.6%
Cost of revenues	(4,559.8)	(2,228.6)	2,331.2	104.6%
General and administrative expenses	(36.6)	(27.6)	9.0	32.6%
Equity in income of unconsolidated affiliates	56.7	6.8	49.9	733.8%
Operating income	250.3	126.2	124.1	98.3%
Interest expense	(48.7)	(8.0)	40.7	508.8%
Income before income taxes and minority interests	201.6	118.2	83.4	70.6%
Income tax expense	(85.0)	(49.0)	36.0	73.5%
Minority interests in income of consolidated subsidiaries, net of tax	(7.8)	(2.0)	5.8	290.0%
Net income	$108.8	$67.2	$41.6	61.9%

Diluted earnings per share	$1.32	$1.28	$.04	3.1%

Six Months Ended June 27, 2008 Compared with Six Months Ended June 29, 2007

Our consolidated revenues for the six months ended June 27, 2008 increased by 101.6% compared with the six months ended June 29, 2007.  The increase was due primarily to a higher volume of work performed in each of our market sectors and the business obtained through the acquisition of WGI, which generated $2,074 million in revenues during the six months ended June 27, 2008.

The following table presents our consolidated revenues by market sector for the six months ended June 27, 2008 and June 29, 2007.

	Six Months Ended
(In millions, except percentages)	June 27, 2008	June 29, 2007	Increase	Percentage Increase
Revenues
Power sector	$907	$308	$599	194.5%
Infrastructure sector	873	607	266	43.8%
Federal sector	1,652	971	681	70.1%
Industrial and commercial sector	1,358	490	868	177.1%
Total revenues, net of eliminations	$4,790	$2,376	$2,414	101.6%

Revenues from our power market sector increased 194.5% for the six months ended June 27, 2008, compared with the six months ended June 29, 2007.  The majority of this increase was derived from the power business we obtained through the WGI acquisition, which generated $613 million in revenues for the six months ended June 27, 2008.  We continued to benefit from strong demand for engineering, procurement and construction services for both fossil fuel and nuclear power projects to increase power plant generating capacity to meet the growing demand for electricity.  Revenues also increased from a contract to provide construction services for a new uranium enrichment facility, the first commercial nuclear facility to be licensed by the U.S. Nuclear Regulatory Commission in more than three decades.  Demand also was strong among operators of coal-fired power plants for the emissions control services we provide to retrofit facilities with clean air technologies.  These technologies reduce sulfur dioxide, sulfur trioxide, mercury and other harmful emissions in compliance with environmental regulations.

Revenues from our infrastructure market sector increased 43.8% for the six months ended June 27, 2008 compared with the six months ended June 29, 2007.  This increase included $187 million in revenues for the six months ended June 27, 2008, generated by the infrastructure business we obtained through the WGI acquisition.  Revenues increased from new and ongoing contracts to provide program management, planning, design, engineering, construction and construction management services for a variety of surface, air and rail transportation projects.  In addition, we experienced sustained demand for the operations and maintenance services we provide for mass transit systems and toll roads.  Growing demand for engineering and construction services to expand and upgrade water supply, distribution and treatment systems, as well as for levee and other flood control projects, also provided increased revenues in the first half of the 2008 fiscal year.  Another area of growth in the infrastructure market sector was the program and construction management services we provide for capital improvement programs involving educational, healthcare and government facilities.

Revenues from our federal market sector increased 70.1% for the six months ended June 27, 2008 compared with the six months ended June 29, 2007.  This increase included $469 million in revenues for the six months ended June 27, 2008, generated by the federal government business we obtained through the WGI acquisition.  We continued to experience strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and to modernize aging weapons systems.  Revenues also increased from the operations and maintenance services we provide to maintain, repair and refurbish military vehicles, aircraft and other equipment related to sustain U.S. military operations in the Middle East.  During the first half of the 2008 fiscal year, revenues also increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons of mass destruction and from several large DOE contracts involving the storage, treatment and disposal of radioactive waste.  We also benefited from steady growth in infrastructure, environmental and facilities projects at military and other government installations worldwide in support of DOD initiatives like the BRAC program, as well as from the operations and logistics management services we provide at these facilities.

Revenues from our industrial and commercial market sector increased 177.1% for the six months ended June 27, 2008, compared with the six months ended June 29, 2007.  This increase includes $805 million in revenues for the six months ended June 27, 2008, generated by the industrial and commercial business we obtained through the WGI acquisition.  Revenue growth in our oil and gas business was a significant contributor to the overall growth of our business in the industrial and commercial market sector.  Our oil and gas clients continued to reinvest a portion of their profits from high energy prices in capital projects, which led to increased demand for environmental, design, process engineering and construction services.  We also experienced strong demand for the services we provide to plan, design, develop and operate mines and related processing facilities in the U.S. and internationally, reflecting rising global demand for metal and mineral resources.  In addition, we continued to experience sustained demand for facility management services among our manufacturing clients.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 104.6% for the six months ended June 27, 2008, compared with the six months ended June 29, 2007.  Because our revenues are primarily project-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues.  In addition, cost of revenues grew at higher rate than revenues primarily because the business we obtained through the WGI acquisition generates lower average profit margins than our legacy businesses.  Moreover, cost of revenues included $26.5 million of amortization of the intangible assets recorded in connection with the WGI acquisition.

Our consolidated general and administrative expenses for the six months ended June 27, 2008 increased by 32.6% compared with the six months ended June 29, 2007.  The increase was primarily due to increases in the cost of corporate functions, as well as increases in professional services that occurred as a result of the WGI acquisition.  However, consolidated general and administrative expenses as a percent of revenues fell from 1.2% for the six months ended June 29, 2007 to 0.8% for the six months ended June 27, 2008.

Our consolidated equity in income of unconsolidated affiliates for the six months ended June 27, 2008 increased by 733.8% compared with the six months ended June 29, 2007.  This increase was primarily due to the WGI acquisition.  Some of the businesses we obtained through the WGI acquisition perform a significant amount of work through unconsolidated joint ventures, which are accounted for using the equity method.

Our consolidated interest expense for the six months ended June 27, 2008 increased by 508.8% compared with the six months ended June 29, 2007.  The increase was primarily due to higher debt balances as a result of the WGI acquisition.

Our effective income tax rates for the six months ended June 27, 2008 and June 29, 2007 were 42.2% and 41.5%, respectively.  The increase was due to several individually immaterial differences in the forecasted rate between the periods and to an immaterial second quarter 2008 change in estimate related to unrecognized tax benefits.

Our minority interests in income of consolidated subsidiaries, net of tax for the six months ended June 27, 2008 increased by 290.0% compared with the six months ended June 29, 2007.  The increase was primarily due to the inclusion of the consolidated subsidiaries obtained through the WGI acquisition.

Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described.

Reporting Segments

Six Months Ended June 27, 2008 Compared with Six Months Ended June 29, 2007

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Affiliates	Operating Income (Loss)

Six months ended June 27, 2008
URS Division	$1,706.8	$(1,586.7)	$—	$4.3	$124.4
EG&G Division	1,125.5	(1,070.0)	—	3.6	59.1
Washington Division	1,982.7	(1,928.1)	—	48.8	103.4
Eliminations	(25.0)	25.0	—	—	—
Corporate	—	—	(36.6)	—	(36.6)
Total	$4,790.0	$(4,559.8)	$(36.6)	$56.7	$250.3

Six months ended June 29, 2007 (1)
URS Division	$1,529.4	$(1,424.9)	$—	$4.0	$108.5
EG&G Division	708.4	(674.0)	—	2.8	37.2
Washington Division	168.0	(159.2)	—	—	8.8
Eliminations	(30.2)	29.5	—	—	(0.7)
Corporate	—	—	(27.6)	—	(27.6)
Total	$2,375.6	$(2,228.6)	$(27.6)	$6.8	$126.2

Increase (decrease) for the six months ended June 27, 2008 and June 29, 2007
URS Division	$177.4	$161.8	$—	$0.3	$15.9
EG&G Division	417.1	396.0	—	0.8	21.9
Washington Division	1,814.7	1,768.9	—	48.8	94.6
Eliminations	5.2	4.5	—	—	0.7
Corporate	—	—	9.0	—	(9.0)
Total	$2,414.4	$2,331.2	$9.0	$49.9	$124.1

Percentage increase (decrease) for the six months ended June 27, 2008 and June 29, 2007
URS Division	11.6%	11.4%	—	7.5%	14.7%
EG&G Division	58.9%	58.8%	—	28.6%	58.9%
Washington Division	1080.2%	1111.1%	—	—	1075.0%
Eliminations	(17.2%)	(15.3%)	—	—	(100.0%)
Corporate	—	—	32.6%	—	32.6%
Total	101.6%	104.6%	32.6%	733.8%	98.3%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the six months ended June 29, 2007 are not comparable to the results for the six months ended June 27, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed previously.

URS Division

The URS Division’s revenues for the six months ended June 27, 2008 increased 11.6% compared with the six months ended June 29, 2007.  The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by market sector for the six months ended June 27, 2008 and June 29, 2007.

	Six Months Ended
(In millions, except percentages)	June 27, 2008	June 29. 2007	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Revenues
Power sector	$149	$187	$(38)	(20.3%)
Infrastructure sector	702	605	97	16.0%
Federal sector	304	247	57	23.1%
Industrial and commercial sector	543	486	57	11.7%
Total revenues, net of eliminations	$1,698	$1,525	$173	11.3%

The URS Division’s revenues from our power market sector decreased 20.3% for the six months ended June 27, 2008 compared with the six months ended June 29, 2007.  This decrease was primarily due to a decrease in revenues from the engineering services provided by the URS Division to retrofit coal-fired power plants with emission control technology.  During the first half of the 2008 fiscal year, many of these projects were in start-up or close-out phases.  During these phases, contract activity is relatively low, resulting in lower revenues.  Revenues from emission control contracts in the comparable period last year were higher because of a high level of activity on these types of assignments.  By contrast, revenues increased from the engineering, process design and environmental services we provided to expand the capacity of power generating and transmission facilities.

The URS Division’s revenues from our infrastructure market sector increased 16.0% for the six months ended June 27, 2008 compared with the six months ended June 29, 2007.  Revenues increased from improvement projects to expand and modernize highways, airports and rail transportation systems.  We also experienced high demand for the engineering and construction services we provide to expand and upgrade water supply, distribution and treatment systems, as well as for levee and other flood control projects.  While many state and local governments experienced decreases in tax revenues and budget deficits, other sources of funding for infrastructure work, such as federal matching funds under SAFETEA-LU, bond sales and public-private partnerships, continued to support growth in this market sector.  Our program and construction management services for capital improvement programs, which involved schools, healthcare facilities and government buildings, also generated increased revenues.

The URS Division’s revenues from our federal market sector increased 23.1% for the six months ended June 27, 2008 compared with the six months ended June 29, 2007.  During the first half of the 2008 fiscal year, we experienced steady growth in infrastructure, environmental and facilities projects we performed for the DOD both in the U.S. and internationally under existing and new contract awards.  Many of these assignments supported long-term DOD initiatives like the BRAC program, which is designed to realign military bases and redeploy troops to meet the security needs of the post-Cold War era.  We also experienced an increase in task orders under large, bundled contracts to provide engineering, construction and technical services worldwide in support of DOD contingency operations as part of the Global War on Terror.  Revenues from homeland security projects also contributed to federal sector growth, as we continued to provide engineering services to the DHS in support of security preparedness and disaster response initiatives.

The URS Division’s revenues from our industrial and commercial sector increased 11.7% for the six months ended June 27, 2008 compared with the six months ended June 29, 2007.  A major contributor to this increase was growth in revenues from clients in the oil and gas industry.  Our oil and gas clients continued to invest in capital projects to increase oil and gas reserves and production capacity, which led to increased demand for the environmental, design, process engineering and construction services we provide.  Revenues also increased from projects for mining clients as they continued to expand their operations to meet rising global demand for mineral resources.  In addition, we continued to benefit from our strategy of building long-term relationships with multinational corporations under MSAs.  MSAs have enabled us to migrate from stand-alone consulting contracts, reducing the marketing expenses associated with pursuing these assignments while improving our labor utilization levels.

The URS Division’s operating income for the six months ended June 27, 2008 increased 14.7% compared with the six months ended June 29, 2007.  The increase was primarily due to an increase in revenue volume previously described.  The remainder of the increase was caused by increased levels of labor utilization.

EG&G Division

The EG&G Division’s revenues, from our federal market sector, for the six months ended June 27, 2008 increased by 58.9% compared with the six months ended June 29, 2007.  The majority of this increase reflects the transfer of the DOD business obtained through the WGI acquisition to the EG&G Division.

During the first half of the 2008 fiscal year, revenues increased from the operations and maintenance services we provide to the DOD related to military activity in the Middle East.  These services included the maintenance, repair and modification of military vehicles, aircraft and other equipment returning from and being deployed to Iraq.  We also experienced strong demand for the specialized systems engineering and technical assistance services that we provided for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems, as well as for the flight training we conduct for the U.S. armed forces and NATO allies.

Demand also was strong for the global threat reduction services we provide, including the management of chemical demilitarization programs to destroy chemical and biological weapons of mass destruction.  In addition, revenues increased from engineering, technical, procurement and construction services for international border security.  We also generated increased revenues from our work providing operations and logistics management support at military installations and other government facilities.

The EG&G Division’s operating income for the six months ended June 27, 2008 increased 58.9% compared with the six months ended June 29, 2007.  The increase was primarily a result of the inclusion of the DOD business obtained through the WGI acquisition as described above.  The increase was partially offset by $9.3 million of  amortization of the intangible assets established through the WGI acquisition.

Washington Division

For the six months ended June 27, 2008, the Washington Division generated $1,982.7 million in revenues (prior to eliminations), of which $192 million was generated by operations transferred to the Washington Division from the URS and EG&G Divisions in connection with the realignment of businesses discussed previously.  The operations transferred to the Washington Division generated $168 million of revenues during the comparable period in fiscal 2007.  Washington Division revenues generated from operations obtained from the WGI acquisition were $1,791 million.

The following table presents the Washington Division’s revenues, net of inter-company eliminations, by market sector for the six months ended June 27, 2008 and June 29, 2007.

	Six Months Ended
(In millions, except percentages)	June 27, 2008	June 29, 2007 (1)	Increase	Percentage increase
Revenues
Power sector	$758	$121	$637	526.5%
Infrastructure sector	171	2	169	8450.0%
Federal sector	224	18	206	1144.4%
Industrial and commercial sector	815	4	811	20275.0%
Total revenues, net of eliminations	$1,968	$145	$1,823	1257.2%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the second quarter of fiscal 2007 are not comparable to the results for the second quarter of fiscal 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed previously.

The Washington Division’s revenues for the six months ended June 27, 2008 were primarily driven by strong growth in the power sector in emissions control projects, nuclear power plant modification projects and a construction project for a new uranium enrichment facility.  Revenues generated from the industrial and commercial sector were primarily related to increased activities on a cement plant construction project, continued growth on oil, gas and chemical projects, and increased demand for the contract mining services we provide.  In the infrastructure market sector, our revenues were generated by the engineering, construction, and operations and maintenance services we provide for highways, toll roads, airports and rail transit systems, as well as by activity on a lock and dam construction project.  Revenues generated in the federal sector were primarily related to contracts with the DOE to manage complex programs and facilities involving the treatment, storage and disposal of radioactive waste.

The Washington Division’s equity in income of unconsolidated affiliates was $48.8 million for the six months ended June 27, 2008.  The Washington Division performs a substantial portion of its operations through joint ventures and other partially owned entities that are not consolidated.  The more significant unconsolidated entities include our interests in i) an incorporated mining venture in Germany – MIBRAG, a company that operates lignite coal mines and power plants; ii) a joint venture that performs steam generator and reactor vessel head replacements at nuclear power plants; iii) various joint ventures that perform management contracts for the DOE; and iv) various joint ventures that participate in infrastructure projects.  These entities are accounted for using the equity method of accounting; accordingly, their revenues are not recorded; instead, our portion of the earnings from these entities are recorded as equity in income of unconsolidated affiliates.  The related overhead expenses incurred by the Washington Division in supporting these unconsolidated affiliates have been classified as cost of revenues in the accompanying financial statements and footnote disclosures.

The Washington Division’s operating income for the six months ended June 27, 2008 of $103.4 million includes $17.3 million of amortization of intangible assets, partially offset by $8.6 million of normal profit recognition on unfavorable contracts established through the WGI acquisition.  (See Note 2, “Acquisition” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.)  Operating income for the six months ended June 27, 2008 reflects earnings associated with the increased revenues discussed above as well as earning higher performance based fees and incentives on various projects.  The higher earnings were partially offset by a charge of $12.9 million on an oil and gas construction project that has experienced cost increases and schedule delays.  (See Note 9, “Commitments and Contingencies” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.)

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(In millions)	June 27, 2008	June 29, 2007
Cash flows from operating activities	$199.0	$24.7
Cash flows from investing activities	(60.7)	(13.2)
Cash flows from financing activities	(116.9)	(37.5)

During the six months ended June 27, 2008, our primary sources of liquidity were cash flows from operating activities.  Our primary uses of cash were to fund our working capital and capital expenditures and to make mandatory and advanced payments on our debt.  We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next twelve months and beyond.  If we experience a significant change in our business that requires dramatically more liquid capital, we would need to acquire additional sources of financing.  Although no assurance can be given, especially in light of the current weak conditions of the credit market, we believe that we may be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms, as necessary, based on our experience with business acquisitions.

Billings and collections on accounts receivable can affect our operating cash flows.  Our management has placed significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivable as of June 27, 2008 and has deemed it to be adequate; however, economic and other conditions may adversely impact some of our clients’ ability or timeliness in paying our bills.  Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  Billings in excess of costs and accrued earnings on contracts in process as of June 27, 2008 and December 28, 2007 were $250.5 million and $296.8 million, respectively.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  We expect to use a portion of our surplus cash flows from operating activities to pay down a portion of our long-term debt.

Operating Activities

The increase in cash flows from operating activities for the six months ended June 27, 2008, compared to the six months ended June 29, 2007, was primarily due to the following:

•	an increase in net income;

•	a decrease in income tax payments resulting from the utilization of tax net operating losses from the WGI acquisition; and

•	an increase in insurance reserve, offset, in part, by;

•	the timing of payments from clients on accounts receivables;

•	the timing of payments to vendors and subcontractors; and

•	an increase in interest payments.

Investing Activities

With the exception of the construction and mining activities of the Washington Division, our businesses are not capital intensive.  Our mining activities require the use of heavy equipment; some of this equipment is acquired, while the remainder is leased.  Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs.  Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the six months ended June 27, 2008 and June 29, 2007 were $45.6 million and $13.2 million, respectively.  The decrease in cash flows from investing activities for the six months ended June 27, 2008 was primarily due to an increase in purchases of capital expenditures and in investments in unconsolidated affiliates, offset by proceeds from the disposal of property and equipment and sales leaseback transactions.

Financing Activities

The decrease in net cash flows from financing activities was primarily due to advance debt payments made on our Senior Secured Credit Facility (“2007 Credit Facility”).  Our next mandatory debt payment will be due in the second quarter of 2010.  The remaining decrease was due to the net change in book overdrafts.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of June 27, 2008.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other

2007 Credit Facility (1)	$1,175.0	$—	$123.7	$1,051.3	$—	$—
Capital lease obligations and equipment notes (1)	20.3	8.6	9.1	2.6	—	—
Notes payable, foreign credit lines and other indebtedness (1)	30.8	9.6	15.9	5.3	—	—
Total debt	1,226.1	18.2	148.7	1,059.2	—	—
Operating lease obligations (2)	603.6	152.0	247.5	134.8	69.3	—
Pension and other retirement plans funding requirements (3)	250.5	35.3	52.6	41.7	120.9	—
Purchase obligations (4)	15.6	6.3	9.3	—	—	—
Interest (5)	247.2	70.5	120.9	55.8	—	—
Asset retirement obligations (6)	4.7	0.9	0.4	1.1	2.3	—
Other contractual obligations (7)	35.4	11.1	—	—	—	24.3
Total contractual obligations	$2,383.1	$294.3	$579.4	$1,292.6	$192.5	$24.3

(1)	Amounts shown exclude unamortized debt issuance costs of $18.2 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.8 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

(4)	Purchase obligations consist primarily of software maintenance contracts.

(5)
Interest for the next five years, which excludes non-cash interest, was determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate including the effect of the interest rate swaps.

(6)	Asset retirement obligations represent the estimated costs of removing and restoring our leased properties to the original condition pursuant to our real estate lease agreements.

(7)
Other contractual obligations include net liabilities for anticipated settlements under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) tax liabilities, including interest.  Generally, it is not practicable to forecast or estimate the payment dates for our FIN 48 liabilities.  Therefore, we included the estimated liabilities under the “Other” column above.  In addition, we do not expect that the payment of any of the above-mentioned FIN 48 liabilities will have a material impact on our liquidity.

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

The following is a list of our off-balance sheet arrangements:

•
As of June 27, 2008, we had $223.2 million in standby letters of credit under our 2007 Credit Facility.  Letters of credit are used primarily to support contract performance obligations, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our unconsolidated joint ventures in the event of a default by the joint venture.  This joint venture was formed in the ordinary course of business to perform a contract for the U.S. federal government.  The term of the guarantee was equal to the remaining term of the underlying credit facility.  As of June 27, 2008, the amount of the guarantee was $15.0 million and will expire on September 30, 2008.  The credit facility will be renewd and the guarantee will be extended until the contract is completed, which is expected to be May 31, 2009.

•
We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of June 27, 2008.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

•
As of June 27, 2008, the amount of a guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $10.0 million.

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

•
In the ordinary course of business, we cause surety bonds to be issued generally in connection with contract performance obligations that are not required to be recorded in our condensed consolidated balance sheets.  We are obligated to reimburse the issuer of our surety bonds for any payments made hereunder.  Each of our commitments under performance bonds generally ends concurrently with the expiration of our related contractual obligation.

2007 Credit Facility

Our 2007 Credit Facility consists of two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  In June 2008, we entered into the first amendment to the 2007 Credit Facility, which allows us to repurchase up to one million shares of our common stock provided that we maintain designated financial criteria.

As of June 27, 2008 and December 28, 2007, the outstanding balance of the term loan A was $921.2 million and $999.6 million at interest rates of 4.56% and 6.79%, respectively.  As of both June 27, 2008 and December 28, 2007, the outstanding balance of the term loan B was $253.8 million and $275.4 million at interest rates of 5.31% and 7.54%, respectively.  We did not have any amounts outstanding under our revolving line of credit as of June 27 2008 and December 28, 2007.  As of June 27, 2008, we were in compliance with the covenants of the 2007 Credit Facility.

Revolving Line of Credit

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Six Months Ended June 27, 2008	Year Ended December 28, 2007
Effective average interest rates paid on the revolving line of credit	5.9%	8.2%
Average daily revolving line of credit balances	$0.3	$2.3
Maximum amounts outstanding at any one point in time	$7.6	$40.3

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of June 27, 2008 and December 28, 2007, we had outstanding amounts of $30.8 million and $29.7 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes were approximately 6.1% and 6.5% as of June 27, 2008 and December 28, 2007, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of June 27, 2008 and December 28, 2007, we had $16.4 million and $15.0 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases.  As of June 27, 2008 and December 28, 2007, we had approximately $20.3 million and $22.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Other Activities

Derivative Financial Instruments.  As of June 27, 2008 and December 28, 2007, the fair values of our interest rate swap liabilities were $8.7 million and $3.9 million, respectively.  The increase in these liabilities was due to falling short-term market interest rates.  The short-term portion of the swap liabilities was recorded in accrued expenses and other on our Condensed Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in other long-term liabilities.  The adjustments to fair values of the swap liabilities were recorded in accumulated other comprehensive income.  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps were deemed to be an effective hedge.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended December 28, 2007.  There were no material changes to these critical accounting policies during the six months ended June 27, 2008.

ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this statement were subsequently issued.  FSP No. 157-1, issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP will be effective for us in fiscal year 2009.  Accordingly, our adoption of SFAS 157 on December 29, 2007 was limited to financial assets and liabilities and did not have a material impact on our consolidated financial position, results of operations or cash flows.  We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities of our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).  This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status.  We adopted the recognition and disclosure provisions of SFAS 158 on December 29, 2006, the end of our fiscal year 2006.  We adopted the requirement to measure our defined benefit plan assets and benefit obligations as of our fiscal year ended December 28, 2007.  Our adoption of this requirement did not have a material impact on our consolidated financial position, results of operations or cash flows for fiscal year 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the items for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 became effective for us as of the beginning of our fiscal year 2008.  We did not elect the fair value option for any financial assets or liabilities during the six months ended June 27, 2008.

In December 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 07-1, "Accounting for Collaborative Arrangements" (“EITF 07-1”).  The EITF agreed on the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on a gross or a net basis in accordance with the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature, by analogy to other authoritative literature, or by a consistently applied accounting policy election.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  EITF 07-1 will be effective for us beginning in our fiscal year 2009, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  We are currently evaluating the impact of adopting EITF 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests are currently described as minority interests in our Condensed Consolidated Financial Statements.  SFAS 160 requires that noncontrolling interests be presented as a separate line item under stockholders’ equity on the Condensed Consolidated Balance Sheet.  SFAS 160 requires prospective application, except that the presentation and disclosure of minority interests is retrospectively applied for all periods presented.  SFAS 160 will be effective for us in fiscal year 2009, which will begin on January 3, 2009. Early adoption is prohibited.  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring enhanced disclosures to improve the transparency of financial reporting about an entity’s derivative and hedging activities.  SFAS 161 requires disclosures to provide additional information on how and why derivative instruments are being used.  This statement will be effective for us at the beginning of our fiscal year 2009 and applies to interim period financial statements.  Early application is encouraged.  We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement mandates that the GAAP hierarchy reside in the accounting literature as opposed to the audit literature and has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This statement will become effective 60 days following SEC approval.  We do not believe that the adoption of this statement will impact our financial statements.

 In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts.  The statement will be effective for us at the beginning of our fiscal year 2009.  We do not believe that the adoption of this statement will impact our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have three floating-for-fixed interest rate swaps with notional amounts totaling $900.0 million to hedge against changes in floating interest rates.  The notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on outstanding indebtedness of $1.2 billion under our 2007 Credit Facility at June 27, 2008, if market rates average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $2.6 million.  Conversely, if market rates average 1% lower in the next twelve months, our net-of-tax interest expense would decrease by approximately $2.6 million.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries.  We currently have no foreign currency hedges.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  We had five thousand dollars and $2.2 million of foreign currency translation gains, net of tax, for the three months ended June 27, 2008 and June 29, 2007, respectively. We had $5.4 million and $3.2 million of foreign currency translation gains, net of tax, for the six months ended June 27, 2008 and June 29, 2007, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services.  The outcome of these proceedings cannot be predicted with certainty.  See Note 9, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of these recent changes in our legal proceedings.  In some actions, parties are seeking damages, including punitive or treble damages that substantially exceed our insurance coverage.

Currently, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, and contractor’s pollution liability have a self-insured retention of $10.0 million for each covered claim.

Excess insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.  We have maintained insurance without lapse for many years with limits in excess of losses sustained.

The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or litigation matters could have a material adverse effect on us.

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

Due to the current economic downturn caused by the decline in the housing and credit markets, many of our clients may face considerable budget shortfalls or may delay capital spending that may decrease the overall demand for our services.  For example, a decrease in state tax revenue as well as other economic declines may result in lower state and local government spending.  In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets.  Also, global demand for commodities has increased raw material costs, which increases the overall project cost and more rapidly depletes the funds already allocated to be spent on projects.

In addition, our clients may demand better pricing terms and their ability to timely pay our invoices may be affected by an increasingly weakened economy.  Our business traditionally lags any recovery in the economy; therefore, our business may not recover immediately upon any economic improvement.  If the economy weakens further or government spending is reduced, then our revenues, net income and overall financial condition may deteriorate.

We may not realize the full amount of revenues reflected in our book of business, which could harm our operations and significantly reduce our expected profits and revenues.

If we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.  We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and indefinite delivery contracts (“IDCs”).  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued under IDCs.  As of June 27, 2008, our book of business was estimated at approximately $30.7 billion, which included $17.9 billion of our backlog.  Our designations consist of projects that clients have awarded to us, but for which we do not yet have signed contracts.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.

As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits; a violation of any of these laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

As a government contractor, we enter into many contracts, such as our projects with the DOE at Hanford River Corridor Closure Project and the Idaho Cleanup Projects.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the U.S. Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”) and the Services Contract Act security regulations, as well as many other laws and regulations.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards.  For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

The completion of our merger with WGI substantially increased our indebtedness, which could adversely affect our liquidity, cash flows and financial condition.

On November 15, 2007, in order to complete the WGI acquisition, we entered into the 2007 Credit Facility, which provides for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  All loans outstanding under the 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR plus, in each case, an applicable margin.  The applicable margin will adjust to a leverage-based performance pricing grid based on our Consolidated Leverage Ratio.  As of June 27, 2008, our outstanding balance under the 2007 Credit Facility was $1.2 billion. Based on assumed interest rates and the Consolidated Leverage Ratio (our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization), our debt service obligations, comprised of interest during the next twelve months will be approximately $64.4 million, excluding amortization of financing fees, FIN 48 interest expense and other interest expense not related to the term loan facilities.  If our Consolidated Leverage Ratio is higher than assumed, our interest expense and unused revolving line of credit fees will increase.  Based on the expected outstanding indebtedness of approximately $1.2 billion under the 2007 Credit Facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $2.6 million, respectively.  We have hedged $900.0 million of our 2007 Credit Facility using floating-for-fixed interest rate swaps.  The notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  As a result of this increase in debt, demands on our cash resources will increase.  The increased level of debt could, among other things:

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

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries.  Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations.  Legal restrictions, including state and local tax regulations and contractual obligations associated with secured loans, such as equipment financings, could restrict or impair our subsidiaries’ ability to pay dividends or make loans or other distributions to us.  The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.  As of June 27, 2008, our debt service obligations, comprised of interest during the next twelve months, are estimated to be approximately $64.4 million, excluding amortization of financing fees, FIN 48 interest expense and other interest expense not related to the term loan facilities.  Based on the current outstanding indebtedness of $1.2 billion under our 2007 Credit Facility, of which $0.3 billion is unhedged, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $2.6 million.

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

Our inability to successfully integrate WGI would impede us from realizing all of the benefits of the acquisition, which could severely weaken our results of operations.

Our inability to successfully integrate WGI, which we acquired in November 2007, would impede us from realizing all of the benefits of the acquisition and could severely weaken our business operations.  Our future success will depend, in part, on our ability to successfully integrate the businesses of URS with the Washington Division.  We are devoting significant management attention and resources to integrating the Washington Division into URS. The integration process may disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected by us and could seriously harm our results of operation.  In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  The difficulties of combining the operations of the Washington Division into URS include, among others:

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

Because we depend on federal governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues significantly.

Revenues from our federal market sector represented approximately 34% of our total revenues for the six months ended June 27, 2008.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year client funding for some of our government contracts may rely on government appropriations or public supported financing. If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year client funding for some of our government contracts may directly or indirectly rely on government appropriations or public supported financing.  For example, the passage of the SAFETEA-LU federal highway and transit bill in August of 2005 has provided additional funding for various clients’ state transportation projects, for which we provide services.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

Our government contracts may give the government the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, which may result in a decline in our profits and revenues.

Government projects in which we participate as a contractor or subcontractor may extend for several years.  Generally, government contracts include the right for the government to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at their convenience any time prior to their completion.  Any decision by a government client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience may result in a decline in our profits and revenues.

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and reduce our profits.

It is important for us to accurately estimate and control our contract costs so that we can maintain positive operating margins and profitability.  We generally enter into four principal types of contracts with our clients: cost-plus, fixed-price, target-price and time-and-materials.  Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based.  If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all of the costs we incur.  Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be.  Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts.  As a result of the WGI acquisition, the number and size of our target-price and fixed-price contracts have increased, which may increase the volatility of our profitability.  Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses.  Profitability on our contracts is driven by billable headcount and our ability to manage costs.  If we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.  Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone.  As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment.  If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may reduce our profits.

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  For example, we may recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

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

Our actual business and financial results could differ from those estimates, which may reduce our profits.

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

If our goodwill or intangible assets become impaired, then our profits may be reduced.

Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.7 billion as of June 27, 2008.  If any of our goodwill or intangible assets were to become impaired, we would be required to write off the impaired amount, which may reduce our profits.

Our failure to continually bid on and win new contracts and renew existing contracts could reduce our profits.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability and financial penalties that could reduce our profits and revenues.

We often partner with third parties so that we can jointly bid and perform on a particular project.  The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners.  If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver its contracted services.  Under these circumstances, we may be obligated to pay financial penalties or provide additional services to ensure the adequate performance and delivery of the contracted services.  In addition, each partner may be jointly and severally liable for the other partner’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Our dependence on subcontractors and equipment and material providers could reduce our profits.

As the size and complexity of our projects have increased, we have increasingly relied on third-party subcontractors and equipment and material providers.  For example, our work performing large construction and contract mining projects involve the procurement of heavy equipment and construction materials.  To the extent that we cannot engage subcontractors or acquire equipment and materials at reasonable costs, our ability to complete a project in a timely fashion or at a profit may be impaired.  If the amount we are required to pay for these goods and services exceed our estimates, we could experience reduced profit or experience losses in the performance of these contracts.  In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price.  This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials are needed.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we may commit resources in a client’s projects before receiving any payments to cover our expenditures.  Client payment delays may require us to make a working capital investment, which could impact our liquidity.  If a client defaults in making its payments on a project to which we have devoted significant resources, it could have an adverse effect on our financial position and liquidity.

Our failure to adequately recover on claims brought by us against project owners for additional contract costs could have a negative impact on our liquidity and profitability.

We have brought claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional cost, both direct and indirect.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.

Maintaining adequate bonding capacity is necessary for us to successfully bid on and win fixed-price contracts.

In line with industry practice, we are often required, to provide performance or payment bonds to customers under fixed-price contracts.  These bonds indemnify the customer should we fail to perform our obligations under the contract.  If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project.  We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion.  Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost.  There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new fixed-price contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to substantial liabilities under environmental laws and regulations.

A portion of our environmental business involves the planning, design, program management, construction and construction management, and operation and maintenance of pollution control and nuclear facilities, hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”) and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean up could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Our business exposes us to potential liability claims and legal proceedings which may reduce our profits and revenues.

We engage in engineering and construction activities where design, construction or other failures can result in substantial injury or damages to third parties.  In addition, we may be exposed to other liability claims such as cost overruns, personal injury claims, property damage, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems.  Our business frequently requires us to make judgments and recommendations about environmental, structural, geotechnical and other conditions at project sites.  If our performance, judgments and recommendation are later found to be incomplete or incorrect, then we may be liable for the resulting damages.  We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our project or other matters.  See Note 9, “Commitments and Contingencies,” to our “Consolidated Financial Statements” included under Part I – Item 1 for a discussion of some of these legal proceedings.  These claims generally arise in the normal course of our business.  When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits.  Currently, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, and contractor’s pollution liability have a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain exclusions that insurance providers may use to deny us insurance coverage.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

Unavailability of third-party insurance coverage at an affordable price would increase our risk exposure.

We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific insurance coverage in many of our contracts.  There can be no assurance, however that such insurance coverage will continue to be available or affordable at required levels, if at all, in the future.

Changes in environmental, defense, or infrastructure industry laws could directly or indirectly reduce the demand for our services, which could in turn negatively impact our revenues.

Some of our services are directly or indirectly impacted by changes in federal, state, local or foreign laws and regulations pertaining to the environmental, defense or infrastructure industries.  For example, passage of the Clean Air Mercury environmental rules increased demand for our emission control services, and any repeal of these rules would have a negative impact on our revenues.  Relaxation or repeal of laws and regulations, or changes in governmental policies regarding the environmental, defense or infrastructure industries could result in a decline in demand for our services, which could in turn negatively impact our revenues.

The limitation or the modification of the Price-Anderson Act’s indemnification authority could adversely affect our business.

The Price-Anderson Act (“PAA”) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and DOE contractors.  Because we provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants, we may be entitled to some of the indemnification protections under the PAA.  However, the PAA’s indemnification provisions do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry.  If the PAA’s indemnification authority does not extend to our services, our business could be adversely affected by either a refusal of new facilities operations to retain us or our inability to obtain commercially adequate insurance and indemnification.

A decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

Revenues under contracts with the DOD and other defense-related clients represented approximately 26.8% of our total revenues for the six months ended June 27, 2008.  Past increases in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector is not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

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

As a professional and technical services company, we are labor intensive, and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success.  From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients.  For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels.  We may occasionally enter into contracts before we have hired or retained appropriate staffing for that project.  In addition, we rely heavily upon the expertise and leadership of our senior management.  Following the completion of our merger with WGI, our employees may experience uncertainty about their future with the combined company, which could adversely affect our ability to retain key personnel.  If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees.  In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation.  Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited.  Other examples of potential misconduct include time card fraud and violations of the Anti-Kickback Act.  The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses.  Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting, which could weaken our ability to win contracts and result in reduced revenues and profits.

Our international operations are subject to a number of risks that could harm our operations and significantly reduce our profits and revenues.

As a multinational company, we have operations in more than 30 countries and we derived 9% of our revenues from international operations for the six months ended June 27, 2008. International business is subject to a variety of risks, including:

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communication challenges;

•	potentially adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	exposure to civil or criminal liability under the Foreign Corrupt Practices Act, Export Control, Anti-Boycott and other international trade regulations; and

•	general economic and political conditions in foreign markets.

These and other risks associated with international operations could harm our overall operations and significantly reduce our profits and revenues.  In addition, services billed through foreign subsidiaries are attributed to the international category of our business, regardless of where the services are performed and conversely, services billed through domestic operating subsidiaries are attributed to a domestic category of clients, regardless of where the services are performed.  As a result, our international risk exposure may be more or less than the percentage of revenues attributed to our international operations.

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

We rely on third-party software to run our critical accounting, project management and financial information systems.  For example, we relied on one software vendor’s products to process more than half of our total revenues for the six months ended June 27, 2008.  We also depend on our third-party software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Force majeure events, including natural disasters and terrorists’ actions have negatively impacted and could further negatively impact the economies in which we operate, which may affect our financial condition, results of operations or cash flows.

Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005, and terrorist attacks, such as those that occurred in New York and Washington, D.C. on September 11, 2001, could negatively impact the economies in which we operate.  For example, Hurricane Katrina caused several of our Gulf Coast offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes.  In addition, during the September 11, 2001 terrorist attacks, many client records were destroyed when our office at the World Trade Center was destroyed.

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

As of June 27, 2008, approximately 11% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the second quarter of 2008.

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 29, 2008 – April 25, 2008	—	$—	—	—
April 26, 2008 – May 23, 2008	—	44.97	—	—
May 24, 2008 – June 27, 2008	74	44.08	—	3,111
Total	74		—	3,111

(1)
All purchases were made pursuant to our 1991 Stock Incentive Plan, our 1999 Equity Incentive Plan and our 2008 Equity Incentive Plan (“Stock Incentive Plans”), which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our Stock Incentive Plans and ESPP for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  Our stock repurchase program will terminate on January 1, 2010.  Pursuant to our 2007 Credit Facility, we were subject to covenants that limited our ability to repurchase our common stock.  However, on June 19, 2008, we amended our 2007 Credit Facility so that if we maintain designated financial criteria, we are allowed to repurchase up to 1,000,000 shares of common stock in any fiscal year.  We did not make any repurchases through this publicly announced repurchase program during the second quarter ended June 27, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholder held on May 22, 2008, the following proposals were adopted by our stockholder by the margins indicated below:

1.
The stockholders voted to approve the election of the following directors to hold offices until the next annual meeting of stockholder and until their successors are elected and qualified, or until their earlier deaths or resignations.

	Number of Shares
	For	Against	Abstain
H. Jesse Arnelle	68,290,082	2,948,065	28,265
Armen Der Marderosian	69,247,985	1,990,388	28,039
Mickey P. Foret	70,871,616	367,647	27,149
Martin M. Koffel	60,340,082	1,897,205	29,125
General Joseph W. Ralston, USAF (Ret.)	68,338,003	2,899,703	28,706
John D. Roach	68,281,530	2,956,713	28,169
Douglas W. Stotlar	68,337,232	2,897,949	21,231
William P. Sullivan	70,889,330	348,551	28,531
William D. Walsh	66,683,973	4,552,083	30,356
Lydia H. Kennard	70,817,630	419,780	29,002

2.	The stockholders voted to approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

Number of Shares
For	64,522,964
Against	6,693,936
Abstain	49,512
Broker Non-Votes	—

3.	The stockholders voted to approve the 2008 Equity Incentive Plan, which authorizes the issuance of up to 5,000,000 shares of common stock under the plan.

Number of Shares
For	56,754,646
Against	8,313,698
Abstain	45,201
Broker Non-Votes	6,152,867

4.	The stockholders voted to approve the 2008 Employee Stock Purchase Plan, which authorizes the issuance of up to 8,000,000 shares of common stock under this plan.

Number of Shares
For	52,432,502
Against	12,647,839
Abstain	33,204
Broker Non-Votes	6,152,867

5.	The stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2008 fiscal year.

Number of Shares
For	69,550,314
Against	1,670,616
Abstain	45,482
Broker Non-Votes	—

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

 (a)                 Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of URS Corporation.	10-K	3.1	Year Ended 10/31/1991
3.2	Certificate of Amendment of Certificate of Incorporation of URS Corporation as amended October 18, 1999.	10-K	3.3	1/22/2004
3.3	Certificate of Elimination as filed with the Secretary of the State of Delaware on July 23, 2003.	10-Q	3.1	9/15/2003
3.4	Certificate of Amendment of Certificate of Incorporation of URS Corporation as amended May 22, 2008.	DEF 14A	Appendix A	4/22/2008
3.5	By-laws of URS Corporation as amended through January 30, 2008.	8-K	3.05	2/4/2008
4.1	First Amendment to the Credit Agreement dated as of June 19, 2008, entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A. as a joint-lead arranger and as administrative agent for the lenders.	8-K	4.1	6/24/2008
10.1	2008 URS Corporation Equity Incentive Plan as adopted May 22, 2008.	8-K	10.1	5/23/2008	*
10.2	2008 URS Corporation Form of Grant Notice for Restricted Stock Unit Award.	8-K	10.2	5/23/2008	*
10.3	2008 URS Corporation Form of Grant Notice for Restricted Stock Award.	8-K	10.3	5/23/2008	*
10.4	2008 URS Corporation Employee Stock Purchase Plan as adopted May 22, 2008.	DEF 14A	Appendix C	4/22/08	*
10.5	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.				X*
10.6	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.				X*
10.7	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.				X*
10.8	First Amendment to Employment Agreement between URS Corporation and Randall A. Wotring, dated as of August 1, 2008.				X*
10.9	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.				X*
10.10	First Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of August 1, 2008.				X*
10.11	First Amendment to Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of August 1, 2008.				X*
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**

* Represents a management contract or compensatory plan or arrangement.

** Document has been furnished and not filed and not to be incorporated into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URS CORPORATION

Dated: August 6, 2008	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.                      Description

10.5	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.

10.6	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.

10.7	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.

10.8	First Amendment to Employment Agreement between URS Corporation and Randall A. Wotring, dated as of August 1, 2008.

10.9	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.

10.10	First Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of August 1, 2008.

10.11	First Amendment to Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of August 1, 2008.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.