Form 10-Q
period 2008-09-26
URS CORP /NEW/
filed 2008-11-06
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2008

Common Stock, $.01 par value	83,496,063

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,”  “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenues, services and other business trends; future accounting policies and actuarial estimates; future adjustments to intangible assets and goodwill; future Washington Group International, Inc. acquisition related costs; future income taxes; future stock-based compensation expenses; future retirement plan expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees and contingencies; future capital resources; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions.  However, such forward-looking statements by their nature involve risks and uncertainties.  We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: an economic downturn; recent declines in the financial markets; changes in our book of business; our compliance with government contract procurement regulations; our leveraged position and the ability to service our debt; restrictive covenants in our 2007 Credit Facility; our integration of Washington Group International, Inc.; our ability to procure government contracts; our reliance on government appropriations; the ability of the government to unilaterally terminate our contracts; our ability to make accurate estimates and assumptions; our accounting policies; impairment of our goodwill; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; availability of bonding and insurance; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; nuclear energy indemnification; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; risks associated with international operations; business activities in high security risk countries; third party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 39, Risk Factors beginning on page 70, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except per share data)

	September 26, 2008	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$221,630	$256,502
Accounts receivable, including retentions of $57,990 and $58,366, respectively	1,013,708	1,015,052
Costs and accrued earnings in excess of billings on contracts in process	1,133,612	1,023,302
Less receivable allowances	(47,143)	(51,173)
Net accounts receivable	2,100,177	1,987,181
Deferred tax assets	128,013	133,888
Prepaid expenses and other assets	179,342	210,807
Total current assets	2,629,162	2,588,378
Investments in unconsolidated affiliates	266,431	206,721
Property and equipment at cost, net	349,810	357,907
Intangible assets, net	526,774	572,974
Goodwill	3,150,834	3,139,618
Other assets	60,753	64,367
Total assets	$6,983,764	$6,929,965
LIABILITIES, MINORITY INTERESTS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$26,314	$15,638
Current portion of long-term debt	18,086	17,964
Accounts payable and subcontractors payable, including retentions of $86,660 and $73,491, respectively	786,675	693,614
Accrued salaries and wages	445,030	486,853
Billings in excess of costs and accrued earnings on contracts in process	228,196	296,752
Accrued expenses and other	157,593	170,782
Total current liabilities	1,661,894	1,681,603
Long-term debt	1,119,160	1,288,817
Deferred tax liabilities	222,630	137,058
Self-insurance reserves	102,379	73,253
Pension, post-retirement, and other benefit obligations	138,078	156,843
Other long-term liabilities	82,923	88,735
Total liabilities	3,327,064	3,426,309
Commitments and contingencies (Note 9)
Minority interests	26,926	25,086
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200,000 shares; 84,557 and 83,355 shares issued, respectively; and 83,505 and 83,303 shares outstanding, respectively	845	833
Treasury stock, 1,052 and 52 shares at cost, respectively	(42,585)	(287)
Additional paid-in capital	2,825,728	2,797,238
Accumulated other comprehensive income	7,075	16,635
Retained earnings	838,711	664,151
Total stockholders’ equity	3,629,774	3,478,570
Total liabilities, minority interests and stockholders’ equity	$6,983,764	$6,929,965

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Revenues	$2,588,091	$1,267,997	$7,378,062	3,643,634
Cost of revenues	(2,448,700)	(1,189,647)	(7,008,457)	(3,418,286)
General and administrative expenses	(20,440)	(12,963)	(57,076)	(40,571)
Equity in income of unconsolidated affiliates	24,289	4,284	81,021	11,041
Operating income	143,240	69,671	393,550	195,818
Interest expense	(21,401)	(2,935)	(70,146)	(10,926)
Income before income taxes and minority interests	121,839	66,736	323,404	184,892
Income tax expense	(51,028)	(26,956)	(136,013)	(75,987)
Minority interests in income of consolidated subsidiaries, net of tax	(5,046)	(1,087)	(12,831)	(3,049)
Net income	65,765	38,693	174,560	105,856
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(13,380)	682	(7,962)	3,858
Interest rate swaps, net of tax	1,201	—	(1,598)	—
Comprehensive income	$53,586	$39,375	$165,000	$109,714
Earnings per share (Note 1):
Basic	$.80	$.74	$2.13	$2.05
Diluted	$.79	$.73	$2.11	$2.01
Weighted-average shares outstanding (Note 1):
Basic	82,296	51,944	82,031	51,559
Diluted	82,794	52,751	82,739	52,546

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended
	September 26, 2008	September 28, 2007

Cash flows from operating activities:
Net income	$174,560	$105,856
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	66,147	29,029
Amortization of intangible assets	39,374	750
Amortization of debt issuance costs	6,280	1,286
Normal profit	(6,098)	(1,450)
Provision for doubtful accounts	3,324	2,305
Deferred income taxes	66,242	(863)
Stock-based compensation	22,095	20,070
Excess tax benefits from stock-based compensation	(3,865)	(6,489)
Minority interests in income of consolidated subsidiaries, net of tax	12,831	3,049
Changes in operating assets, liabilities and other, net of effects of acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts in process	(100,173)	(52,878)
Prepaid expenses and other assets	(12,339)	(11,641)
Investments in unconsolidated affiliates	(19,070)	12,706
Accounts payable, accrued salaries and wages and accrued expenses	9,192	70,289
Billings in excess of costs and accrued earnings on contracts in process	6,673	(14,593)
Other long-term liabilities	(11,831)	7,175
Other assets, net	9,774	(15,654)
Total adjustments and changes	88,556	43,091
Net cash from operating activities	263,116	148,947
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(26,784)	(6,328)
Proceeds from disposal of property and equipment, and sale-leaseback transactions	10,722	—
Investments in unconsolidated affiliates	(28,035)	—
Change in restricted cash	(134)	—
Capital expenditures, less equipment purchased through capital leases and equipment notes	(62,329)	(22,354)
Net cash from investing activities	(106,560)	(28,682)
Cash flows from financing activities:
Long-term debt principal payments	(176,777)	(77,226)
Net payments under lines of credit and short-term notes	(259)	(3,749)
Net change in book overdrafts	10,676	(3,222)
Capital lease obligation payments	(5,949)	(9,491)
Excess tax benefits from stock-based compensation	3,865	6,489
Proceeds from employee stock purchases and exercises of stock options	19,314	18,720
Purchase of treasury stock	(42,298)	—
Net cash from financing activities	(191,428)	(68,479)
Net increase (decrease) in cash and cash equivalents	(34,872)	51,786
Cash and cash equivalents at beginning of period	256,502	89,502
Cash and cash equivalents at end of period	$221,630	$141,288
See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 26, 2008	September 28, 2007

Supplemental information:
Interest paid	$63,794	$10,272
Taxes paid	$44,336	$53,176

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$9,747	$16,888
Liabilities assumed	(9,497)	(127)
Non cash business acquisitions	$250	$16,761
Equipment acquired with capital lease obligations and equipment note obligations	$8,895	$13,679

See Notes to Condensed Consolidated Financial Statements

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 28, 2007.  The results of operations for the nine months ended September 26, 2008 are not indicative of the operating results for the full year or for future years.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the balance sheet dates as well as the reported amounts of revenues and costs during the reporting periods.  Actual results could differ from those estimates.  On an ongoing basis, we review our estimates based on information that is currently available.  Changes in facts and circumstances may cause us to revise our estimates.

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

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Revenue Recognition

We recognize revenues from engineering, construction and construction-related contracts using the percentage-of-completion method as project progress occurs.  Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for using the proportionate performance method as project progress occurs.

 Percentage of Completion.  Under the percentage-of-completion method of revenue recognition, revenue is recognized as contract performance progresses.  We estimate the progress towards completion to determine the amount of revenue and profit to recognize.  We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.  Costs are generally determined from actual hours of labor effort expended at per-hour labor rates calculated using a labor dollar multiplier that includes direct labor costs and allocable overhead costs.  Direct non-labor costs are charged as incurred plus any mark-up permitted under the contract.

For some contracts, using the cost-to-cost method in estimating the percentage of completion may misstate the progress of the project.  For instance, in a project where a large amount of permanent materials are purchased, including the costs of these materials in calculating the percentage of completion may overstate the actual progress on the project.  For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods, including labor hours, labor dollars, efforts expended, units of production, or value added for measuring progress on the project and recognize revenue accordingly.

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

Proportional Performance.  Our service contracts are accounted for using the proportional performance method, under which revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

Revenues from all contracts may vary based on the actual number of labor hours worked and other actual contract costs incurred.  If actual labor hours and other contract costs exceed the original estimate agreed to by our client, we generally obtain a change order, contract modification or successfully prevail in a claim in order to receive and recognize additional revenues relating to the additional costs (see “Change Orders and Claims” below).

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

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Change Orders and Claims.  Change orders and/or claims occur when changes are experienced once contract performance is underway, and may arise under any of the contract types described below.

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions.  Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work.  Either we or our clients may initiate change orders.  Client agreement as to the terms of change orders is, in many cases, reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement.  Costs related to change orders are recognized as incurred.  Revenues attributable to change orders that are unapproved as to price or scope are recognized to the extent that costs have been incurred if the amounts can be reliably estimated and their realization is probable.  Revenues in excess of the costs attributable to change orders that are unapproved as to price or scope are recognized only when realization is assured beyond a reasonable doubt.  Change orders that are unapproved as to both price and scope are evaluated as claims.

Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to either scope or price, or other causes of unanticipated additional contract costs.  Claims are included in total estimated contract revenues when the contract or other evidence provides a legal basis for the claim, when the additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of the deficiencies in the contract performance, when the costs associated with the claim are identifiable, and when the evidence supporting the claim is objective and verifiable.  Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated.  No profit is recognized on claims until final settlement occurs.  As a result, costs may be recognized in one period while revenues may be recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

“At-risk” and “Agency” Contracts.  The amount of revenues we recognize also depends on whether the contract or project represents an at-risk or an agency relationship between the client and us.  Determination of the relationship is based on characteristics of the contract or the relationship with the client.  Pursuant to Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) for at-risk relationships where we act as the principal to the transaction, the revenue and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts.  For agency relationships, where we act as an agent for our client, only the fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

In classifying contracts or projects as either at-risk or agency, we consider the following primary characteristics to be indicative of at-risk relationships: (i) we acquire the related goods and services using our procurement resources, (ii) we assume the risk of loss under the contract and (iii) we are responsible for insurance coverage, employee-related liabilities and the performance of subcontractors.

We consider the following primary characteristics to be indicative of agency relationships: (i) our client owns the work facilities utilized under the contract, (ii) we act as a procurement agent for goods and services acquired with client funds, (iii) our client is invoiced for our fees, (iv) our client is exposed to the risk of loss and maintains insurance coverage, and (v) our client is responsible for employee-related benefit plan liabilities and any remaining liabilities at the end of the contract.

Contract Types

Our contract types include cost-plus, fixed-price, target-price, and time-and-materials contracts.  Revenue recognition is determined based on the nature of the service provided, irrespective of the contract type, with engineering, construction and construction-related contracts accounted for under the percentage-of-completion method and service-related contracts accounted for under the proportional performance method.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Cost-Plus Contracts.  We enter into four major types of cost-plus contracts.  Revenue for the majority of our cost-plus contracts is recognized using the percentage-of-completion method:

Cost-Plus Fixed Fee.  Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee.

Cost-Plus Fixed Rate.  Under our cost-plus fixed rate contracts, we charge clients for our direct costs plus negotiated rates based on our indirect costs.

Cost-Plus Award Fee.  Some cost-plus contracts provide for award fees or penalties based on performance criteria in lieu of a fixed fee or fixed rate.  Other contracts include a base fee component plus a performance-based award fee.  In addition, we may share award fees with subcontractors and/or our employees.  We accrue fee sharing on a monthly basis as related award fee revenue is earned.  We take into consideration the award fee or penalty on contracts when estimating revenues and profit rates, and we record revenues related to the award fees when there is sufficient information to assess anticipated contract performance.  On contracts that represent higher than normal risk or technical difficulty, we defer all award fees until an award fee letter is received.  Once an award fee letter is received, the estimated or accrued fees are adjusted to the actual award amount.

Cost-Plus Incentive Fee.  Some of our cost-plus contracts provide for incentive fees based on performance against contractual milestones.  The amount of the incentive fees vary, depending on whether we achieve above-, at-, or below-target results.  We recognize incentive fees revenues as milestones are achieved, assuming that we will achieve at-target results, unless our estimates indicate our cost at completion to be significantly above or below target.

Target-Price Contracts.  Under our target-price contracts, project costs are reimbursable.  Our fee is established against a target budget that is subject to changes in project circumstances and scope.  Should the project costs exceed the target budget within the agreed-upon scope, we generally degrade a portion of our fee or profit to mitigate the excess cost; however, the customer reimburses us for the costs that we incur if costs continue to escalate beyond our expected fee.  If the project costs are less than the target budget, we generally recover a portion of the project cost savings as additional fee or profit.  We recognize revenues on target-price contracts using the percentage-of-completion method.

Fixed-Price Contracts.  We enter into two major types of fixed-price contracts:

Firm Fixed-Price (“FFP”).  Under FFP contracts, our clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work.  We generally recognize revenues on FFP contracts using the percentage-of-completion method.  If the nature or circumstances of the contract prevent us from preparing a reliable estimate at completion, we will delay profit recognition until adequate information about the contract’s progress becomes available.  Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our current estimates of aggregate actual costs are below amounts previously estimated.  Conversely, if our current estimated costs exceed prior estimates, our profit margins will decrease and we may realize a loss on a project.

Fixed-Price Per Unit (“FPPU”).  Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete.  We recognize revenues under FPPU contracts as we complete the related service or production transactions for our clients generally using the proportional performance method.  Some of our FPPU contracts are subject to maximum contract values.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Time-and-Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project.  In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract.  The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are generally recognized under the percentage-of-completion method.  However, time and materials contracts that are service-related contracts, are accounted for utilizing the proportional performance method.  Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects.  Our time-and materials contracts also generally include annual billing rate adjustment provisions.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  As of September 26, 2008 and December 28, 2007, we had book overdraft positions of $26.3 million and $15.6 million, respectively, related to some of our disbursement accounts.  These overdrafts primarily consisted of outstanding checks that had not cleared the bank accounts at the end of the reporting period.  We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.  Restricted cash was included in other current assets because it was not material.

At September 26, 2008 and December 28, 2007, cash and cash equivalents included $80.4 million and $68.6 million, respectively, of cash and cash equivalents held by our consolidated joint ventures.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period, excluding nonvested restricted stock awards and units.  Diluted EPS is computed using the treasury stock method for stock options and nonvested restricted stock awards and units once the performance conditions have been met for those awards that contain performance conditions.  The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period.  Potentially dilutive shares of common stock outstanding include stock options and nonvested restricted stock awards and units.  Diluted EPS is computed by dividing net income plus preferred stock dividends, if any, by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

The reconciliation between weighted-average shares outstanding used in calculating basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Weighted-average common stock shares outstanding	82,296	51,944	82,031	51,559
Stock options and restricted stock awards and units	498	807	708	987
	82,794	52,751	82,739	52,546

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In our computation of diluted EPS, we exclude the potential shares of issued and unexercised stock options where the exercise price exceeds the average market price, and nonvested restricted stock awards and units that had an anti-dilutive effect on EPS or that currently have not met performance conditions.  For the three and nine months ended September 26, 2008 and September 28, 2007, we had approximately 0.5 million and 44 thousand anti-dilutive shares, respectively, that were excluded from the computation of diluted EPS.

Presentation of Condensed Consolidated Statements of Operations and Comprehensive Income

During 2007, in connection with the WGI acquisition, we undertook a review of the historical manner of presentation of our Condensed Consolidated Statement of Operations and Comprehensive Income and adopted a revised format that we believe is more comparable to formats presented by companies in our industry.  As a result, we reformatted the presentation of contract-related indirect expenses, which had previously been presented under the caption “Indirect, general and administrative expenses,” and grouped them with direct contract-related expenses to present an intermediate total of “Cost of revenues.”  This change in manner of presentation did not affect our operating income, net income or the determination of income or loss on our contracts.  We made conforming changes to the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 28, 2007 to reflect the new format.

In addition, “Equity in income of unconsolidated affiliates,” which was historically presented in “Revenues,” is now presented as a separate component of operating income because these amounts are now more significant after our acquisition of WGI.

Adopted and Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this statement were subsequently issued.  FSP No. 157-1, issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or “Business Combinations (Revised 2007)” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP will be effective for us in fiscal year 2009.  Accordingly, our adoption of SFAS 157 on December 29, 2007 was limited to financial assets and liabilities and did not have a material impact on our consolidated financial position, results of operations or cash flows.  We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities of our consolidated financial statements.

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

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the items for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 became effective for us as of the beginning of our fiscal year 2008.  We did not elect the fair value option for any financial assets or liabilities during the nine months ended September 26, 2008.

In December 2007, the FASB ratified a consensus reached by the EITF on Issue 07-1, "Accounting for Collaborative Arrangements" (“EITF 07-1”).  The EITF agreed on the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on a gross or a net basis in accordance with the guidance in EITF 99-19.  Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature, by analogy to other authoritative literature, or by a consistently applied accounting policy election.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  EITF 07-1 will be effective for us beginning in our fiscal year 2009, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  We are currently evaluating the impact of adopting EITF 07-1 on our consolidated financial statements.

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

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP states that share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting is a participating security and should be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  Our 2008 Equity Incentive Plan and related stock award agreements provide that unvested restricted stock units and unvested restricted stock awards may include nonforfeitable dividend rights and, consequently, are participating securities as defined in this FSP.  This FSP will be effective for us beginning in our fiscal year 2009.  We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial statements.

NOTE 2.  ACQUISITIONS

WGI Acquisition

On November 15, 2007, we completed the acquisition of WGI, a provider of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services for approximately $3.3 billion.  The acquisition was accounted for in accordance with SFAS 141.  During the nine months ended September 26, 2008, we revised our estimate of direct transaction costs and the estimated fair values of some of the tangible and intangible assets and liabilities associated with our acquisition of WGI.  The purchase price is comprised of the following:

(In thousands)	Purchase Price
Cash consideration	$1,478,313
Value of URS Corporation common stock issued	1,816,821
Estimated direct transaction costs	25,171
Total purchase price	$3,320,305

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

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Direct transaction costs of $25.2 million, which consisted of investment banking, legal and accounting fees, and other external costs directly related to the acquisition, have been included in the purchase price.

In accordance with SFAS 141, the purchase price has been allocated to WGI’s net tangible and identifiable intangible assets based upon their fair values.  The excess of the purchase price over the value of the net tangible and identifiable intangible assets has been recorded as goodwill.  We are substantially complete with the valuation and the allocation of the purchase price to the individual assets acquired and liabilities assumed.  As of September 26, 2008, plans for restructuring activities were still being finalized which may result in a change to the restructuring reserve including any related income tax impacts.  The finalization of the restructuring reserve may result in adjustments to the values allocated to the Washington Division and the determination of any residual amount that will be allocated to goodwill.

During the nine months ended September 26, 2008, we revised the estimated fair values of some of the tangible and intangible assets and liabilities associated with our WGI acquisition, which resulted in immaterial changes to the allocation of the purchase price.  The following table summarizes the revised allocation of the purchase price to the acquired net assets of WGI and the associated estimated useful lives:

Allocation of purchase price: (In thousands)	Amount	Estimated Useful Life as of November 15, 2007
Net tangible assets:
Current tangible assets	$1,214,618
Property and equipment	179,295
Other non-current tangible assets	197,492
Current liabilities	(781,055)
Long-term liabilities	(203,913)
Minority interests	(17,373)
Total net tangible assets	589,064
Identifiable intangible assets:
Customer relationships and backlog	513,131	12 years†
Trade name	50,700	6 years†
Favorable leases	2,810	4.6 years†
Total amount allocated to identifiable intangible assets	566,641
Net deferred tax assets	46,346
Accrual for restructuring costs	(27,194)
Goodwill	2,145,448
Total purchase price	$3,320,305
†Weighted-average estimated remaining useful life

Identifiable intangible assets.  Of the total purchase price, $566.6 million was allocated to customer relationships and backlog, trade name and favorable leases.  We amortize these assets based on the pattern in which the economic benefits of the intangible assets are expected to be consumed.  Customer relationships and backlog represents the combined fair value of existing contracts in backlog and the fair value of established customer relationships.  The customer relationships and backlog intangible asset is amortized using the straight-line method over periods ranging from 7 to 16 years with a weighted-average useful life of 12 years.  Trade name relates to the WGI trade name, which is amortized using the straight-line method over an estimated useful life of six years.  Favorable leases represent the net favorable difference between market and existing lease rates.  We amortize the fair value of these assets based on the terms of the respective underlying leases.  During the three and nine months ended September 26, 2008, we recorded $12.4 million and $38.9 million of amortization of identifiable intangible assets, respectively.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Net deferred tax assets.  The net deferred tax assets reflect the excess of WGI’s pre-existing deferred tax assets over the estimated net deferred tax liabilities associated with purchase accounting.  Such deferred tax liabilities are associated with the step-up to fair value of the net tangible and identifiable intangible assets.  This determination is substantially complete, but is subject to change based upon the finalization of the restructuring reserve.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and is subject to adjustment as the fair value of identifiable intangible assets and net deferred tax liabilities are adjusted.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable).  In the event we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the period in which the determination is made.  The factors that contributed to the recognition of goodwill included the acquisition of a talented workforce and cost savings opportunities.  Of the total goodwill acquired, $457.1 million represents tax deductible goodwill.  The adjustments made to our estimate of direct transaction costs and to the estimated fair values of some net tangible and identifiable intangible assets associated with our WGI acquisition resulted in a decrease of $2.9 million in goodwill for the nine months ended September 26, 2008.

Normal profit.  Normal profit is included in the fair value liability adjustment and is an accounting concept that results from the requirement that an acquiring company record at fair value all contracts, including construction contracts, of an acquiree in process at the date of the acquisition.  As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting in cases where there have been intervening events and changes in circumstances that occurred between the commencement of the contracts and the date of the acquisition that significantly changed the economics of the contracts.  These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed by us subsequent to the acquisition.  Because some of the acquired fixed-price and target-price contracts had either above or below-market profit status, we originally recorded an estimated fair value net liability of $41.3 million in purchase accounting.  During the three and nine months ended September 26, 2008, we recorded adjustments of $19.5 million and $21.1 million, respectively, to goodwill to reduce the fair value of the net normal profit liability that was recorded in purchase accounting in connection with the finalization of the valuation of individual contracts.  As a result of the normal profit adjustments, we recognized a $2.8 million increase in cost of revenues which decreased operating income during the three months ended September 26, 2008.  During the nine months ended September 26, 2008, we recognized $5.8 million of normal profit which has been reflected as a reduction to cost of revenues and an increase in operating income.  As of September 26, 2008, $11.8 million of net normal profit liability remained and was included in “Billings in excess of costs and accrued earnings on contracts in process” on our Condensed Consolidated Balance Sheet.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Restructuring costs.  We began a restructuring plan to integrate and restructure the Washington Division immediately after the acquisition of WGI.  Estimated restructuring costs of $27.2 million relate primarily to costs for severance, associated benefits, outplacement services and excess facilities.  The estimated restructuring costs associated with integration activities of the Washington Division were recorded as an adjustment to the WGI purchase price allocation in accordance with the requirements of EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” (“EITF 95-3”).  We are still finalizing decisions regarding the restructuring plan of the combined company, and, as a result, we expect that additional adjustments and refinements to the restructuring plan will arise.  Future adjustments, whether increasing or decreasing the restructuring plan's total value, may impact goodwill and accrued expense and other liabilities.  The restructuring plan will be finalized by November 15, 2008 under the provisions of EITF 95-3.  All other restructuring liabilities outside the scope of EITF 95-3 will be recognized in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The following table presents a reconciliation of the restructuring reserve balance from December 28, 2007 to September 26, 2008.

(In thousands)	Three Months Ended September 26, 2008	Nine Months Ended September 26, 2008
Estimated restructuring reserve at beginning of period	$20,607	$26,600
Adjustments	3,379	594
Payments	(5,788)	(8,996)
Balance as of September 26, 2008	$18,198	$18,198

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of URS Corporation and WGI for the three and nine months ended September 28, 2007, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as indicative of our future consolidated results of operations.

Unaudited (In millions, except per share data)	Three Months Ended September 28, 2007 (1)	Nine Months Ended September 28, 2007 (1)
Revenues (1)	$2,197.7	$6,132.1
Net income	$54.0	$103.5
Basic EPS	$.66	$1.28
Diluted EPS	$.66	$1.26

(1)
For the three months ended September 28, 2007, we included pro forma adjustments of $134.2 million to revenues and $119.8 million to cost of revenues.  For the nine months ended September 28, 2007, we included pro forma adjustments of $364.6 million to revenues and $339.5 million to cost of revenues.  These adjustments were made to conform WGI’s unconsolidated joint ventures, previously accounted for using proportionate consolidation, to reflect the use of the equity method.

Other Business Combinations

In August 2008, we acquired LopezGarcia Group, Inc. and Tryck Nyman Hayes, Inc. for an aggregate purchase price, net of cash acquired, of $21.8 million. Pro forma results have not been presented as the acquisitions are not considered material.

URS CORPORATIONS AND SUBSIDIARIES
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

We are a 60% owner and the primary beneficiary of Advatech, LLC. (“Advatech”), our most material consolidated limited liability company.  Advatech provides design, engineering, construction and construction management services to its customers relating to specific technology involving wet flue gas desulfurization processes.  We have not guaranteed any debt on behalf of Advatech; however, one of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations.  Advatech’s total revenues were $73.6 million and $115.7 million for the three months ended September 26, 2008 and September 28, 2007, respectively.  Advatech’s total revenues were $266.9 million and $344.4 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.

We also formed a consolidated joint venture for the purpose of constructing a cement plant in Missouri.  We have a 55% interest in and are the primary beneficiary of this joint venture.  The joint venture’s total revenues were $163.8 million and $409.1 million for the three and nine months ended September 26, 2008.  The following table represents the total assets of the two consolidated joint ventures described above.  This joint venture was a part of our acquisition of WGI on November 15, 2007.  As a result, we have not included financial information for this consolidated joint venture for the three and nine months ended September 28, 2007.

(In thousands)	September 26, 2008	December 28, 2007
Cash and cash equivalents	$54,214	$58,396
Net accounts receivable	119,208	99,064
Other assets	211	33,737
Total assets	$173,633	$191,197

Unconsolidated Construction Joint Ventures

We participate in unconsolidated construction joint ventures, which are generally controlled by the joint venture partners.  The joint venture agreements typically limit our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.  Although joint venture contracts with the project owners typically require joint and several liabilities, our agreements with our joint venture partners may provide that each partner will assume and pay its full proportionate share of any losses resulting from a project.  We have no significant commitments beyond completion of the contract.

We account for construction joint ventures, in which we have determined that we do not hold a controlling interest but do exercise significant influence, using the equity method of accounting.  Under the equity method, we recognize our proportionate share of the net earnings of the joint ventures as a single line item under “Equity in income of unconsolidated affiliates” in our Condensed Consolidated Statement of Operations and Comprehensive Income.  Our proportionate share of the unconsolidated construction joint ventures and other unconsolidated affiliates generally ranges from 8% to 50%.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Other Unconsolidated Affiliates

We participate in other unconsolidated joint ventures that do not perform construction activities and in which we do not hold a controlling interest but do exercise significant influence.  We have determined that we are not the primary beneficiary in these investments and, thus, we account for these investments using the equity method.  The most significant of these investments is a 50% interest in an incorporated mining venture in Germany — MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants.

The table below presents financial information, derived from the most recent financial statements provided to us, on a combined 100% basis for our unconsolidated construction and non-construction joint ventures and affiliates, in which we do not hold a controlling interest but do exercise significant influence.

(In thousands)	MIBRAG Mining Venture		Unconsolidated Construction Joint Ventures	Unconsolidated Non-Construction Joint Ventures
September 26, 2008
Current assets	$201,763		$405,064	$129,598
Noncurrent assets	$1,099,217		$3,860	$11,150
Current liabilities	$94,172		$330,477	$83,841
Noncurrent liabilities	$834,412		$—	$1,147

December 28, 2007
Current assets	$121,297		$389,104	$114,534
Noncurrent assets	$1,060,199		$5,254	$10,190
Current liabilities	$67,899		$357,430	$78,914
Noncurrent liabilities	$839,655		$—	$17,853

Three months ended September 26, 2008
Revenues	$133,266		$323,261	$116,692
Cost of revenues	$(114,946)		$(302,930)	$(87,459)
Income from continuing operations before tax	$18,320		$20,331	$29,233

Three months ended September 28, 2007
Revenues	N/A	(1)	$84,044	$78,682
Cost of revenues	N/A	(1)	$(78,616)	$(75,711)
Income from continuing operations before tax	N/A	(1)	$5,428	$2,971

Nine months ended September 26, 2008
Revenues	$397,274		$1,107,812	$341,729
Cost of revenues	$(345,360)		$(1,028,237)	$(254,304)
Income from continuing operations before tax	$51,914		$79,575	$87,425

Nine months ended September 28, 2007
Revenues	N/A	(1)	$258,814	$215,750
Cost of revenues	N/A	(1)	$(247,003)	$(206,544)
Income from continuing operations before tax	N/A	(1)	$11,811	$9,206

(1)	Financial information for our MIBRAG mining joint venture for the three and nine months ended September 28, 2007 is not presented because it was a part of our acquisition of WGI on November 15, 2007.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 4.  PROPERTY, EQUIPMENT, AND INTANGIBLE ASSETS

Property and Equipment

(In thousands)	September 26, 2008	December 28, 2007
Equipment and internal-use software	$308,538	$294,084
Construction and mining equipment	224,869	198,883
Furniture and fixtures	51,283	49,401
Leasehold improvements	60,919	59,125
Construction in progress	10,475	6,553
Land and improvements	584	584
	656,668	608,630
Accumulated depreciation and amortization	(306,858)	(250,723)
Property and equipment at cost, net	$349,810	$357,907

In addition to the property and equipment presented above, we also have a parcel of land held for sale, valued at $14.0 million as of September 26, 2008 included in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheet.

Depreciation expense related to property and equipment was $22.3 million and $9.8 million for the three months ended September 26, 2008 and September 28, 2007, respectively.  Depreciation expense related to property and equipment was $66.1 million and $29.0 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.

Intangible Assets

Amortization expense related to intangible assets for the three months ended September 26, 2008 and September 28, 2007 was $12.5 million and $0.3 million, respectively.  Amortization expense related to intangible assets for the nine months ended September 26, 2008 and September 28, 2007 was $39.4 million and $0.8 million, respectively.

NOTE 5.  INDEBTEDNESS

Indebtedness consists of the following:

(In thousands)	September 26, 2008	December 28, 2007
Bank term loans, net of debt issuance costs	$1,088,113	$1,254,383
Obligations under capital leases	18,571	22,715
Notes payable, foreign credit lines and other indebtedness	30,562	29,683
Total indebtedness	1,137,246	1,306,781
Less:
Current portion of long-term debt	18,086	17,964
Long-term debt	$1,119,160	$1,288,817

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

2007 Credit Facility

Our Senior Secured Credit Facility (“2007 Credit Facility”) consists of two term loan facilities in the original aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  In June 2008, we entered into the first amendment to the 2007 Credit Facility, which allows us to repurchase up to one million shares of our common stock annually, provided that we maintain designated financial criteria.  During the three months ended September 26, 2008, we repurchased one million shares of our common stock as permitted by the amended 2007 Credit Facility.

As of September 26, 2008 and December 28, 2007, the outstanding balance of the term loan A was $866.3 million and $999.6 million at interest rates of 4.73% and 6.79%, respectively.  As of September 26, 2008 and December 28, 2007, the outstanding balance of the term loan B was $238.7 million and $275.4 million at interest rates of 5.73% and 7.54%, respectively.  We did not have any amount outstanding under our revolving line of credit as of September 26, 2008 and December 28, 2007.  As of September 26, 2008, we were in compliance with the covenants of the 2007 Credit Facility.

Revolving Line of Credit

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Nine Months Ended September 26, 2008	Year Ended December 28, 2007
Effective average interest rates paid on the revolving line of credit	5.7%	8.2%
Average daily revolving line of credit balances	$0.3	$2.3
Maximum amounts outstanding at any one point in time	$7.7	$40.3

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of September 26, 2008 and December 28, 2007, we had outstanding amounts of $30.6 million and $29.7 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes were approximately 6.0% and 6.5% as of September 26, 2008 and December 28, 2007, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of September 26, 2008 and December 28, 2007, we had $16.2 million and $15.0 million in lines of credit available under these facilities, respectively.  The amount outstanding under foreign lines of credit totaled $0.8 million as of September 26, 2008.  There was no amount outstanding as of December 28, 2007.

Capital Leases.  As of September 26, 2008 and December 28, 2007, we had approximately $18.6 million and $22.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Maturities

As of September 26, 2008, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$10,003
Second year	9,066
Third year	89,635
Fourth year	673,583
Fifth year	336,359
Thereafter	29
$1,118,675

As of September 26, 2008, the amounts of our capital leases that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$8,932
Second year	5,405
Third year	3,805
Fourth year	1,860
Fifth year	277
Total minimum lease payments	20,279
Less: amounts representing interest	1,708
Present value of net minimum lease payments	$18,571

Fair Values of Debt Instruments and Interest Rate Swaps

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we entered into three floating-for-fixed interest rate swaps with notional amounts totaling $900.0 million.

At September 26, 2008 and December 28, 2007, the estimated current market value of term loans A and B, net of debt issuance costs, was approximately $17.6 million and $9.5 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.  As of September 26, 2008 and December 28, 2007, the fair values of our swap liabilities were $6.7 million and $3.9 million, respectively.  The increase in these liabilities was due to falling short-term market interest rates.  The short-term portion of the swap liabilities was recorded in “Accrued expenses” and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to the fair values of the swap liabilities were recorded in “Accumulated other comprehensive income.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps have been deemed to be an effective hedge.

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Our financial instruments carried at fair value consist principally of our swap liabilities.  The following table presents the fair value of our swap liabilities, which were carried at fair value on a recurring basis as of September 26, 2008:

(In millions)	Total Carrying Value as of September 26, 2008	Fair Value Measurement as of September 26, 2008
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$ 6.7	$ —	$ 6.7	$ —

Valuation

Our interest rate swap liabilities are used as risk management tools and are not used for trading or speculative purposes.  The fair value of each interest rate swap is based on mark-to-model measurements that are interpolated from observable market data as of September 26, 2008 and for the duration of the interest rate swaps’ terms.

NOTE 6.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Domestic Pension and Supplemental Executive Retirement Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to the domestic pension and supplemental executive retirement plans for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$1,343	$1,922	$4,711	$5,768
Interest cost	4,460	2,807	13,460	8,421
Expected return on plan assets	(3,567)	(2,850)	(11,395)	(8,550)
Amortization of:
Prior service costs	(518)	(525)	(1,554)	(1,575)
Net loss	12	265	36	795
Curtailment gain (1)	(860)	—	(860)	—
Net periodic pension cost	$870	$1,619	$4,398	$4,859

(1) The curtailment gain was a result of the termination of a customer contract, which resulted in a reduction in our workforce.

During the nine months ended September 26, 2008, we made cash contributions of $18.1 million to the pension plans.  We currently expect to make additional cash contributions of approximately $0.3 million by the end of 2008.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Final Salary Pension Fund

As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Fund in the United Kingdom (“Final Salary Pension Fund”).  The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses.  The components of our net periodic pension costs relating to this plan for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Interest cost	$306	$286	$930	$843
Expected return on plan assets	(129)	(131)	(392)	(386)
Amortization of:
Net loss	51	50	154	147
Net periodic pension cost (1)	$228	$205	$692	$604

(1) We used the current rate method in translating our net periodic pension costs to the U.S. dollar.

During the nine months ended September 26, 2008, we made cash contributions of $0.5 million to the Final Salary Pension Fund.  We currently expect to make additional cash contributions by the end of 2008 of approximately $0.3 million.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans).  Post-retirement benefit plans provide medical and life insurance benefits to employees that meet eligibility requirements.  All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.

The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$17	$65	$51	$195
Interest cost	647	79	1,941	237
Expected return on plan assets	(74)	(75)	(222)	(225)
Amortization of:
Net (gain) loss	(57)	10	(171)	30
Net periodic benefit cost	$533	$79	$1,599	$237

During the nine months ended September 26, 2008, we did not make any cash contributions to the post-retirement benefit plans, nor do we currently expect to make any additional cash contributions in 2008.

 URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 7.  STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods (generally three to four years) of the stock-based compensation awards on a straight-line basis in “General and administrative expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents our stock-based compensation expenses related to stock options, restricted stock awards and units, and the related income tax benefits recognized, for the three and nine months ended September 26, 2008 and September 28, 2007.

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Stock-based compensation expenses:
Restricted stock awards and units	$7.8	$5.3	$22.1	$17.4
Stock options	—	0.8	—	2.6
Stock-based compensation expenses	$7.8	$6.1	$22.1	$20.0

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$3.0	$2.4	$8.6	$7.7

On May 22, 2008, our stockholders approved our 2008 Equity Incentive Plan, which replaces our 1999 Equity Incentive Plan and authorizes the issuance of up to five million shares of common stock in the form of restricted stock awards, restricted stock units, stock options and other forms of equity awards.

Restricted Stock Awards and Units

We record compensation expense related to restricted stock awards and units over the applicable vesting periods as required under SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  Vesting of some awards is subject to both service requirements and performance conditions.  As of September 26, 2008, we had unrecognized stock-based compensation expense of $75.3 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.8 years.  The total fair values of shares vested and the grant date fair values of restricted stock awards and units granted during the nine months ended September 26, 2008 and September 28, 2007 are summarized below:

(In millions)	September 26, 2008	September 28, 2007
Fair values of shares vested	$17.1	$17.9
Grant date fair values of restricted stock awards and units	$38.2	$20.0

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of September 26, 2008 and for the nine months ended September 26, 2008 is presented below:

	Nine Months Ended September 26, 2008
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 28, 2007	1,736,333	$44.58
Granted	1,092,060	$35.00
Vested	(444,082)	$41.77
Forfeited	(109,410)	$44.44
Nonvested at September 26, 2008	2,274,901	$40.53

Stock Incentive Plans

We have not granted any stock options since September 2005.  A summary, as of September 26, 2008 and for the nine months ended September 26, 2008, of the status of, and changes in, stock options granted under our 1991 Stock Incentive Plan and 1999 Equity Incentive Plan, according to their contractual terms, which provide for expiration of the options in ten years from the date of grant, is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2007	1,605,957	$22.60	4.74	$51.7
Exercised	(418,467)	$21.70
Forfeited/expired/cancelled	(7,500)	$20.93
Outstanding and exercisable at September 26, 2008	1,179,990	$22.93	4.53	$18.4

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $38.50 as of September 26, 2008, which would have been received by the option holders had all option holders exercised their options on that date.

For the nine months ended September 26, 2008 and September 28, 2007, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $9.9 million and $16.9 million, respectively.  As of September 26, 2008, all of our stock option awards were fully vested and there was no remaining unrecognized stock-based compensation expense related to nonvested stock option awards.  The total fair value of stock options vested during the nine months ended September 26, 2008 and September 28, 2007 was $0.1 million and $4.3 million, respectively.

Stock Repurchase Program

During the three months ended September 26, 2008, we repurchased an aggregate of one million shares of our common stock at an average price of $42.30 per common share for approximately $42.3 million.  This repurchase was allowed under our 2007 Credit Facility as amended on June 19, 2008.

URS CORPORATIONS AND SUBSIDIARIES
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

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2008	September 28, 2007 (3)	September 26, 2008	September 28, 2007 (3)
Revenues
URS Division	$839.7	$801.4	$2,546.4	$2,330.7
EG&G Division	606.8	377.0	1,732.2	1,085.4
Washington Division	1,154.8	102.5	3,137.6	270.6
Inter-segment, eliminations and other	(13.2)	(12.9)	(38.1)	(43.1)
Total revenues	$2,588.1	$1,268.0	$7,378.1	$3,643.6
Equity in income of unconsolidated affiliates
URS Division	$2.8	$2.9	$7.1	$6.9
EG&G Division	1.7	1.4	5.3	4.1
Washington Division	19.8	—	68.6	—
Total equity in income of unconsolidated affiliates	$24.3	$4.3	$81.0	$11.0
Contribution (1)
URS Division	$61.5	$60.2	$189.9	$171.5
EG&G Division	43.4	20.9	104.1	60.1
Washington Division	54.9	3.2	147.2	9.7
Inter-segment and other unallocated operating costs	—	(0.1)	—	(0.8)
General and administrative expenses (2)	(26.4)	(16.1)	(72.8)	(51.4)
Corporate interest expense	(20.3)	(3.2)	(67.0)	(9.5)
Total contribution	$113.1	$64.9	$301.4	$179.6
Operating income
URS Division	$59.7	$57.6	$184.1	$165.9
EG&G Division	42.0	20.1	101.0	57.2
Washington Division	62.0	5.1	165.5	14.1
Inter-segment and other unallocated operating costs	—	(0.1)	—	(0.8)
General and administrative expenses (2)	(20.5)	(13.0)	(57.1)	(40.6)
Total operating income	$143.2	$69.7	$393.5	$195.8
Depreciation and amortization
URS Division	$9.1	$8.7	$25.8	$25.5
EG&G Division	4.4	0.9	16.0	3.0
Washington Division	19.8	0.2	59.8	0.6
Corporate and other	1.5	0.3	3.9	0.7
Total depreciation and amortization	$34.8	$10.1	$105.5	$29.8

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

(3)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the three and nine months ended September 28, 2007 are not comparable to the results for the three and nine months ended September 26, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed above.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A reconciliation of segment contribution to segment operating income for the three and nine months ended September 26, 2008 and September 28, 2007 is as follows:

	Three Months Ended September 26, 2008 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$61.5	$43.4	$54.9	$(26.4)	$(20.3)	$—	$113.1
Minority interests	0.3	—	8.4	—	—	—	8.7
Unallocated SFAS 123(R) expenses	(2.7)	(1.0)	(1.7)	5.4	—	—	—
Other miscellaneous unallocated expenses	0.6	(0.4)	0.4	0.5	20.3	—	21.4
Operating income (loss)	$59.7	$42.0	$62.0	$(20.5)	$—	$—	$143.2

	Three Months Ended September 28, 2007 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$60.2	$20.9	$3.2	$(16.1)	$(3.2)	$(0.1)	$64.9
Minority interests	0.1	—	1.8	—	—	—	1.9
Unallocated SFAS 123(R) expenses	(2.9)	(0.8)	—	3.7	—	—	—
Other miscellaneous unallocated expenses	0.2	—	0.1	(0.6)	3.2	—	2.9
Operating income (loss)	$57.6	$20.1	$5.1	$(13.0)	$—	$(0.1)	$69.7

	Nine Months Ended September 26, 2008 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$189.9	$104.1	$147.2	$(72.8)	$(67.0)	$—	$301.4
Minority interests	0.3	—	21.8	—	—	—	22.1
Unallocated SFAS 123(R) expenses	(7.7)	(2.7)	(4.5)	14.9	—	—	—
Other miscellaneous unallocated expenses	1.6	(0.4)	1.0	0.8	67.0	—	70.0
Operating income (loss)	$184.1	$101.0	$165.5	$(57.1)	$—	$—	$393.5

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the three and nine months ended September 28, 2007 are not comparable to the results for the three and nine months ended September 26, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed above.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

	Nine Months Ended September 28, 2007 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$171.5	$60.1	$9.7	$(51.4)	$(9.5)	$(0.8)	$179.6
Minority interests	0.9	—	4.3	—	—	—	5.2
Unallocated SFAS 123(R) expenses	(8.6)	(2.2)	—	10.8	—	—	—
Other miscellaneous unallocated expenses	2.1	(0.7)	0.1	—	9.5	—	11.0
Operating income (loss)	$165.9	$57.2	$14.1	$(40.6)	$—	$(0.8)	$195.8

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the three and nine months ended September 28, 2007 are not comparable to the results for the three and nine months ended September 26, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed above.

Total assets by segments are as follows:

(In millions)	September 26, 2008	December 28, 2007
URS Division	$1,693.8	$1,733.7
EG&G Division	1,410.3	918.2
Washington Division	3,629.2	4,060.7
Corporate	5,032.8	4,889.6
Eliminations	(4,782.3)	(4,672.2)
Total assets	$6,983.8	$6,930.0

Investments in Unconsolidated Affiliates

As of September 26, 2008 and December 28, 2007, we had $266.4 million and $206.7 million, respectively, in investments accounted for by the equity method.

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation, by geographic areas are shown below.

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Revenues
United States	$2,351.6	$1,147.8	$6,701.3	$3,295.4
International	242.6	133.1	693.3	372.0
Eliminations	(6.1)	(12.9)	(16.5)	(23.8)
Total revenues	$2,588.1	$1,268.0	$7,378.1	$3,643.6

No individual foreign country contributed more than 10% of our consolidated revenues for the three and nine months ended September 26, 2008 and September 28, 2007.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

(In millions)	September 26, 2008	December 28, 2007
Property and equipment at cost, net
United States	$255.9	$254.4
International	93.9	103.5
Total property and equipment at cost, net	$349.8	$357.9

Major Customers

We have multiple contracts with various organizations within the U.S. Army, one of our major customers.  Collectively, these contracts contributed more than 10% of our total consolidated revenues; however, we are not dependent on any single contract on an ongoing basis, and, although the loss of the U.S. Army as a customer would materially and adversely affect us, the loss of any individual contract would not have a material adverse effect on our business.  The following table presents our revenues from the U.S. Army by segment.

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
The U.S. Army (1)
URS Division	$26.4	$25.9	$81.9	$86.6
EG&G Division	349.7	194.0	1,056.0	559.9
Washington Division	34.8	—	93.6	—
Total U.S. Army	$410.9	$219.9	$1,231.5	$646.5

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to contractual guarantees and governmental audits or investigations.  We are also involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty.  We are including information regarding the following significant proceedings in particular:

•
Saudi Arabia: One of our subsidiaries, LSI, provided aircraft maintenance support services on F-5 aircraft under contracts (the “F-5 Contract”) with a Saudi Arabian government ministry (the “Ministry”).  LSI completed its operational performance under the F-5 Contract in November 2000 and the Ministry has yet to pay a $12.2 million account receivable owed to LSI.  In addition, in 2004, the Ministry drew a payment under a performance bond issued by LSI amounting to approximately $5.6 million that was outstanding under the F-5 Contract.  The following legal proceedings ensued:

Two Saudi Arabian landlords have pursued claims against LSI over disputed rents in Saudi Arabia.  The Saudi Arabian landlord of the Al Bilad complex received a judgment of $7.9 million in Saudi Arabia against LSI.  During the quarter ended March 30, 2007, Al Bilad, the landlord, received payment of this judgment out of the $12.2 million receivable held by the Ministry.  As a result, we have reduced both our receivable and a reserve for the Saudi Arabian judgment regarding the Al Bilad complex to reflect the payment made by the Ministry.  Another landlord has obtained a judgment in Saudi Arabia against LSI for $1.2 million and LSI successfully appealed this decision in June 2005 in Saudi Arabia, which was remanded for future proceedings.  We continue to review our legal position and strategy regarding these judgments.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

LSI became involved in a dispute related to a tax assessment issued by the Saudi Arabian taxing authority (“Zakat”) against LSI of approximately $5.1 million for the years 1999 through 2002.  LSI disagreed with the Zakat assessment and on June 6, 2006, the Zakat and Tax Preliminary Appeal Committee ruled partially in favor of LSI by reducing the tax assessment to approximately $2.2 million.  LSI has appealed the decision of the Zakat and Tax Preliminary Appeal Committee in an effort to eliminate or further reduce the assessment, and, as a part of that appeal, posted a bond in the full amount of the remaining tax assessment.

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas.  The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable.  In March 2005, the Ministry filed a motion to dismiss, which the District Court denied.  In November 2005, the Ministry filed another motion to dismiss, to which the District Court responded by ordering the parties to conduct further discovery.  On April 12, 2007, the Ministry filed a supplemental brief in support of its motion to dismiss.  On May 31, 2007, LSI filed a response objecting to the Ministry’s motion to dismiss, to which the Ministry filed a reply brief on June 29, 2007.  On September 26, 2007, the District Court heard oral arguments on the motion to dismiss.  On July 25, 2008, the District Court denied the Ministry’s motion to dismiss.  The Ministry filed a notice of appeal to the Court of Appeals for the Fifth District on August 19, 2008.

LSI intends to continue to seek collection of the $12.2 million account receivable and the $5.6 million performance bond due from the Ministry and related damages, and defend itself vigorously against the remaining claims raised by the landlords and Zakat; however, LSI cannot provide assurance that it will be successful in these efforts.  The potential loss on the claims against LSI is up to $9.0 million; however, the resolution of these matters cannot be determined at this time.

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

Solidere alleged that Radian’s activities and services resulted in the production of chemical and biological pollutants, including methane gas, at the Normandy Project.  Radian and Solidere initially sought to resolve their disputes through arbitration proceedings before the International Chamber of Commerce (“ICC”).  In July 2004, an ICC arbitration panel ruled against Radian.  Among other things, the ICC ordered Radian to: i) prepare a plan to remediate the production of methane gas at the Normandy Project site; and, ii) pay approximately $2.4 million in attorney fees and other expenses.  The ICC also authorized Solidere to withhold project payments.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Since the July 2004 ruling, numerous other legal actions were initiated.  On January 20, 2006, Radian initiated a new ICC arbitration proceeding against Solidere alleging, in part, that Solidere's lack of cooperation prevented Radian from complying with the July 2004 ruling.  In response to Radian’s January 20, 2006 filing, Solidere terminated Radian's contract and, on February 13, 2006, initiated a separate ICC arbitration proceeding against both Radian and URS Corporation, a Delaware corporation (DE), the indirect parent of Radian, claiming that URS Corporation (DE) is responsible for Radian’s liabilities because both entities operated as a single economic enterprise.  Solidere’s February 13, 2006 filing sought to recover the costs to remediate the Normandy Project site, damages resulting from delays in project completion, and past and future legal costs.  On February 20, 2006, Radian amended its January 20, 2006 filing to include Solidere's unwarranted termination of Radian's contract.

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

The claims between Radian and Solidere were settled in June 2008 and the claims between Radian and Mouawad Edde were settled in August 2008.  These settlements do not resolve the affirmative claims made by Radian against other parties, and Saradar’s claim against Radian.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Radian intends to continue to vigorously defend the remaining claim asserted against it by Saradar and seek to collect the amounts due to it; however, Radian cannot provide assurance that it will be successful in these efforts.  The potential loss on the claims against Radian is up to $8.5 million; however, the resolution of these matters cannot be determined at this time.

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

In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings, Inc. and an unrelated third party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million.  In April 2006, the Authority's Builder's Risk insurance carrier, Westchester Surplus Lines Insurance Company (“Westchester”), filed a subrogation action against URS Corporation Southern in the Thirteenth Judicial Circuit of Florida for $2.9 million, which Westchester has paid to the Authority.  Westchester also filed a subrogation action for any future amounts that may be paid for claims that the Authority has submitted for losses caused by the subsidence of the pier.  URS Corporation Southern removed Westchester's lawsuit to the United States District Court for the Middle District of Florida and filed multiple counterclaims against Westchester for insurance coverage under the Westchester policy.  Westchester's lawsuit was remanded to the Thirteenth Judicial Circuit of Florida in July 2007, and in June 2008, the court ordered that the Authority be substituted as the plaintiff to the lawsuit.

One of URS Corporation Southern’s and URS Holdings, Inc.’s excess insurance carriers, Arch Specialty Insurance Company (“Arch”), which was responsible for $15 million in excess coverage, has informed URS Corporation Southern and URS Holdings, Inc., that they believe the initial notice of claim provided by our insurance broker was untimely under the Arch excess policies.  URS Corporation Southern and URS Holdings, Inc. rejected Arch’s position.  In October 2008, Arch filed a lawsuit in the United States District Court for the Middle District of Florida seeking a declaratory judgment that URS’ claims are not covered by the Arch policies.

URS Corporation Southern and URS Holdings, Inc. continue to defend themselves vigorously against the claims; however, they cannot provide assurance that they will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

•
Rocky Mountain Arsenal: In January 2002, URS Group, Inc., our wholly owned subsidiary, was awarded a contract by Foster Wheeler Environmental, Inc., to perform, among other things, foundation demolition and remediation of contaminated soil at the Rocky Mountain Arsenal in Colorado.  In October 2004, URS Group, Inc. filed a complaint asserting a breach of contract seeking recovery of the cost overruns against Foster Wheeler Environmental, Inc. and Tetra Tech FW, Inc. both subsidiaries of Tetra Tech, Inc. (“TTFW”), in District Court for the County of Denver in the State of Colorado.  In June 2006, the District Court issued a $1.1 million judgment against TTFW, granting some of URS Group, Inc.’s claims, but denying the largest claim.  URS Group, Inc. appealed the judgment to the Colorado Court of Appeals in June 2006.  The Court of Appeals found that TTFW possessed information at the time of bidding that it did not disclose to bidders and issued a unanimous decision in favor of URS Group, Inc. in February 2008, which remanded the matter to the trial court for further proceedings.  On April 23, 2008, TTFW filed a petition for review with the Colorado Supreme Court.  The Colorado Supreme Court denied that petition, and the matter has been remanded to the trial court for proceedings consistent with the findings of the Court of Appeals.

URS Group, Inc. intends to continue its vigorous attempt to collect the remaining contract cost overruns; however, URS Group, Inc. cannot provide assurance that it will be successful in these efforts, and the resolution of thes matters cannot be determined at this time.

•
Minneapolis Bridge: On August 1, 2007, the I-35W Bridge in Minneapolis, Minnesota collapsed resulting in a number of deaths and property loss.  In 2003, the Minnesota Department of Transportation retained us to provide engineering analyses of the I-35W Bridge.  We had issued draft reports pursuant to this engagement and our services to the Minnesota Department of Transportation were ongoing at the time of the collapse.  We were not involved in the original design or construction of the I-35W Bridge, nor were we involved in any of the maintenance and construction work being performed on the bridge when the collapse occurred.  Currently, there is insufficient information to determine the definitive cause or causes of, or potential liabilities associated with, the collapse.  It is possible that claims relating to the collapse will be made against us because of our work for the Minnesota Department of Transportation.  The potential range of loss and outcome of any such claims, if made, cannot be determined at this time.

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

URS Corporation – New York intends to continue to defend these matters vigorously; however, URS Corporation – New York cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

•
USAID Egyptian Projects:  In March 2003, WGI, the parent company acquired by us on November 15, 2007, was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the U.S. District Court for the District of Idaho against WGI and Contrack International, Inc., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million.  WGI denies any liability in the action and contests the federal government’s damage allegations and its entitlement to any recovery.  All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI filed motions in the Bankruptcy Court in Nevada and in the Idaho District Court to dismiss the federal government’s claim for failure to give appropriate notice or otherwise preserve those claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred in a written order.  The federal government appealed the Bankruptcy Court's order to the U.S. District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the District Court in Nevada reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  In December 2007, the federal government filed a motion in Bankruptcy Court seeking an order that the Bankruptcy Court abstain from exercising jurisdiction over this matter, which WGI opposed.  On February 15, 2008, the Bankruptcy Court denied the federal government’s motion preventing the Bankruptcy Court from exercising jurisdiction over WGI’s motion that the federal government’s claims in Idaho District Court were barred for failure to give appropriate notice or otherwise preserve those claims.  WGI’s motions in the Bankruptcy Court cover all of the federal government claims alleged in the Idaho action.

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

WGI intends to continue to defend these matters vigorously and to pursue all affirmative claims; however, WGI cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Since September 2005, 59 personal injury, property damage and class action lawsuits have been filed in Louisiana State and federal court naming WGI Ohio as a defendant.  Other defendants include the U.S. Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company.  Over 1,450 hurricane-related cases, including the WGI Ohio cases, have been consolidated in the Federal District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees.  The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.  The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding.  The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs.  WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina.  Also, WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the U.S. government and is pursuing dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability and plaintiffs failed to state a claim of negligence.

WGI Ohio intends to continue to defend these matters vigorously; however, WGI Ohio cannot provide assurance that it will be successful in any of these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
SR-125: WGI has a 50% interest in a joint venture that is performing a $401 million fixed-price highway and toll road project in California that was approximately 98% complete as of September 26, 2008.  Prior to the acquisition of WGI, WGI recorded significant losses on the project resulting from various developments, including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays.  In many instances, these developments were unanticipated.  We expect that, when the project is completed, our investment in the joint venture will be approximately $30 million.  It remains possible that the joint venture may incur additional losses and, if the joint venture is unsuccessful in recovering at least a portion of its claims, additional charges will be required.  These matters are among the numerous claims in dispute made by the joint venture against the project owner.  Most of the highway claims are being pursued in the Superior Court of San Diego County, and most of the toll road claims, per the toll road agreement, are being pursued in state arbitration.  There are a small number of claims being pursued under the contractually prescribed dispute review procedures.  If the claims are not resolved through these procedures, the claims will be joined in the existing litigation or arbitration proceedings.

In April and June 2008, the project owner drew an aggregate of $7.4 million on a WGI letter of credit, based on disputed deductive changes and charges imposed by the project owner.  On June 5, 2008, the project owner filed a complaint, as amended, against the joint venture in the Supreme Court of New York County, New York, alleging that the joint venture breached a lender agreement associated with the highway project that impaired the enforceability of the highway project contract.

The joint venture will continue to defend these matters vigorously and will seek to collect all claimed amounts; however, the joint venture cannot provide assurance that they will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

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

Only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the three and nine months ended September 26, 2008, charges to income of $15.0 million and $27.9 million, respectively, have been recorded.  A portion of the charges relates to the reversal of previously recognized earnings resulting in a project-to-date loss of $20.3 million as of September 26, 2008.  As of September 26, 2008, the project is approximately 84% complete and WGI – Middle East, Inc. and our consortium partner are implementing acceleration activities to mitigate the potential liquidated damages exposure as well as minimize the contract losses to be experienced.  While the estimated loss has been recognized, actual results may differ from our estimates.

The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or litigation matters could have a material adverse effect on us.

Insurance

Currently, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.

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

Guarantee Obligations and Commitments

As of September 26, 2008, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our unconsolidated joint ventures, in the event of a default by the joint venture.  This joint venture was formed in the ordinary course of business to perform a contract for the U.S. federal government.  The term of the guarantee was equal to the remaining term of the underlying credit facility.  As of September 26, 2008, the amount of the guarantee was $15.0 million. The credit facility will be renewed on a month-to-month basis and the guarantee will be extended until the contract is completed, which is expected to be May 31, 2009.

URS CORPORATIONS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of September 26, 2008.

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

As of September 26, 2008, the amount of the guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $9.3 million.

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

In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts.  We entered into these agreements primarily to support the project execution commitments of these entities.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts in progress and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated.  For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract.  Remaining billable amounts could be greater or less than the cost to complete.  In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

NOTE 10.  INCOME TAXES

It is reasonably possible that we will recognize up to $ 21.1 million in previously unrecognized tax benefits within the next twelve months as a result of the settlement of state and federal tax audits. If we recognize the $21.1 million unrecognized tax benefits, a total of $12.3 million will impact the categorization of some of the acquired deferred tax asset and liability components of our net long-term deferred tax assets, but will have no net impact on the balance sheet or income statement.  A total of $7.9 million will increase the amount of acquired net operating losses, and $0.9 million will increase the amount of tax credit carryforwards. The timing and amounts of these audit settlements are uncertain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those expressed or implied in this report.  See “Forward-Looking Statements” on page 1.  You should read this discussion in conjunction with: Part II – Item 1A, “Risk Factors,” beginning on page 70; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007, which was previously filed with the Securities and Exchange Commission (“SEC”).

OVERVIEW

Consolidated revenues for the third quarter of 2008 were $2,588.1 million compared with $1,268.0 million during the same period in 2007.  This increase was primarily the result of revenues generated by the businesses we added through our acquisition of Washington Group International, Inc. (“WGI”) on November 15, 2007.  The majority of these businesses operate under the name, “Washington Division.”  We also experienced organic growth in each of our key market sectors compared to last year.  Net income increased 70.0% from $38.7 million during the third quarter of 2007 to $65.8 million for the third quarter of 2008, primarily because of the WGI acquisition.  Each of our operating divisions also contributed to the increase in net income.

Effect of the WGI Acquisition

Because the WGI acquisition occurred late in 2007, some of the financial results for the three and nine months ended September 26, 2008 are not comparable to the results for the same periods in 2007.  However, to give visibility into our underlying business growth compared to the effects of the acquisition on our financial results, our discussion and analysis describe the impact of the operations from the businesses purchased through the WGI acquisition.  In addition, the following tables provide a high-level comparison of revenues for the three and nine months ended September 26, 2008 and combined pro forma revenues for the three and nine months ended September 28, 2007, as well as a reconciliation schedule of combined pro forma revenues to actual revenues for the same periods.  The combined pro forma revenues were calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).  We have provided this information because we believe it will assist readers in understanding the effect of the acquisition as a component of the overall revenue growth of our business.

	Three Months Ended
(In millions, except percentages)	September 26, 2008	September 28, 2007 (1) (pro forma combined)	Increase	Percentage Increase

Revenues	$2,588.1	$2,197.7	$390.4	17.8%

Reconciliation schedule of revenues for the three months ended September 28, 2007:
Pro forma combined revenues (1)		$2,197.7
Add: revenue adjustments to conform WGI’s revenues to reflect the use of the equity method (1)		134.2
Less: WGI historical revenues		(1,063.9)
URS historical revenues		$1,268.0	$1,320.1	104.1%

	Nine Months Ended
(In millions, except percentages)	September 26, 2008	September 28, 2007 (1) (pro forma combined)	Increase	Percentage Increase

Revenues	$7,378.1	$6,132.1	$1,246.0	20.3%

Reconciliation schedule of revenues for the nine months ended September 28, 2007:
Pro forma combined revenues (1)		$6,132.1
Add: revenue adjustments to conform WGI’s revenues to reflect the use of the equity method (1)		364.6
Less: WGI historical revenues		(2,853.1)
URS historical revenues		$3,643.6	$3,734.5	102.5%

(1)
The pro forma combined revenues presented in this discussion are calculated based on the definition of pro forma combined revenues under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) presented in Note 2, “Acquisition.”  It includes pro forma adjustments of $134.2 million and $364.6 million to revenues for the three and nine months ended September 28, 2007, respectively.  These adjustments were made to conform WGI’s reported revenues related to unconsolidated joint ventures, previously accounted for using proportionate consolidation, to reflect the use of the equity method.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major U.S. federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We generate revenues by providing fee-based professional and technical services and by executing construction and mining contracts.  As a result, our business is labor intensive for the majority of our projects and capital intensive for construction and mining projects.  To derive income from our revenues, we must effectively manage our costs.  We provide our services through three operating divisions: the URS Division, the EG&G Division and the Washington Division.

We accounted for the acquisition of WGI under the purchase accounting method.  Unless specifically stated, all information presented in this discussion excludes the results of operations and the financial condition of WGI prior to November 16, 2007.

The acquisition of WGI has enhanced our ability to provide fully integrated engineering and construction services for every stage of the project life cycle — from program management, planning, design and engineering through construction and construction management, and operations and maintenance to decommissioning and closure.  The acquisition also has expanded our capabilities and competitive position in the market sectors we serve — power, infrastructure, federal government, and industrial and commercial — and has added expertise in the design and construction of both nuclear and fossil fuel power plants; nuclear waste management; design-build and design-build-operate-maintain projects for transportation infrastructure; and the design, development and operation of mines.

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

In the power market sector, we plan, design, engineer, construct, retrofit and maintain most types of power generating facilities, as well as the systems that transmit and distribute electricity.  Our services include planning, siting and licensing, permitting, engineering, procurement, construction, facility start-up, operations and maintenance, upgrades and modifications, and decommissioning and closure.  Our project experience includes fossil fuel and nuclear power plants, hydropower, and alternative and renewable energy sources.  We also specialize in the development and installation of clean air technologies that reduce sulfur dioxide, nitrogen oxides, mercury and other potentially harmful emissions at both new and existing fossil fuel power plants.  This market sector is primarily served by our Washington Division, although our URS Division provides engineering and environmental services to clients in this sector.

In the infrastructure market sector, we provide a wide range of services required to plan, design, construct, and operate and maintain surface, air and rail transportation systems and networks, as well as ports and harbors.  We also provide program management, planning, design, engineering, construction and construction management services for water supply, storage, distribution and treatment systems, and for many types of buildings.  These include educational, judicial, correctional, health care, retail, sports, recreational, industrial manufacturing, research and office facilities.  Our URS and Washington Divisions serve the infrastructure market sector.

In the federal market sector, we serve a wide variety of U.S. federal government departments and agencies and some foreign national governments.  For Department of Defense (“DOD”) agencies, we provide a wide range of program management, systems engineering and technical assistance, and operations and maintenance services to modernize weapons systems, as well as to maintain, modify and overhaul aircraft, ground vehicles and other military equipment.  We operate complex government and military installations and provide flight training for pilots of fixed wing and rotary wing military aircraft.  In addition, we plan, design and construct hangars, military housing and other government buildings.  For the Department of Homeland Security (“DHS”), the DOD and other federal agencies, we support a variety of homeland security activities.  We also provide engineering, construction, operations and maintenance, and decommissioning and closure services for weapons and chemical demilitarization programs.  For the Department of Energy (“DOE”), we manage complex facilities and programs involving the storage, deactivation, decommissioning and disposal of radioactive and chemical waste.  We provide the same types of nuclear management services for agencies of foreign national governments, such as the United Kingdom Nuclear Decommissioning Authority.  All three of our divisions serve the federal market sector.

In the industrial and commercial market sector, we provide planning, engineering, process design, and construction and construction management services for new industrial and commercial facilities, as well as for the expansion and upgrade of existing facilities.  We serve a diverse roster of clients in the oil and gas, pipeline, manufacturing, chemical/pharmaceutical and pulp and paper industries.  We also provide facility management services to the industrial and commercial sector, including building maintenance, waste management, health and safety, and security services.  In addition, we plan, design, develop and operate mines and metal and mineral processing facilities worldwide.  Our URS and Washington Divisions serve the industrial and commercial market sector.

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

For our discussion and analysis of results for the three and nine months ended September 26, 2008 compared with the same periods last year, we have reallocated revenues and operating income among our URS, EG&G and Washington Divisions for the three and nine months ended September 28, 2007 based on the realignments discussed above.  These reallocations were made to facilitate a comparison of our results for the 2008 periods with the comparable periods last year.

Revenues for the Three Months Ended September 26, 2008

Consolidated revenues for the three months ended September 26, 2008 increased 104.1% over consolidated revenues for the three months ended September 28, 2007.  These results include $1,210 million in revenues generated from the business we obtained through the WGI acquisition, as well as organic growth in all of our market sectors.  The divisional information presented in this discussion, where applicable, represents the results of operations after the realignment of various businesses among our divisions.

Revenues from our power market sector increased approximately 194.2% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  The majority of this increase was derived from the power business we obtained through the WGI acquisition, which generated $333 million, or 73.0% of power sector revenues, for the three months ended September 26, 2008.  During the quarter, revenues increased from the engineering, procurement and construction services we provide to design, build and retrofit fossil fuel power plants and to expand generating capacity at nuclear power plants.  We also experienced strong demand for air quality and emissions control work to retrofit coal-fired power plants with clean air technologies to comply with environmental regulations.  However, these increases were partially offset by the timing and performance under several emissions control contracts, which were nearing completion during the third quarter of 2008.  Typically, during the project close-out phase, activity on these contracts is relatively low, resulting in lower revenues.

Revenues from our infrastructure market sector increased approximately 43.2% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  This increase includes $90 million or 20.3% of infrastructure sector revenues generated from the infrastructure business we obtained through the WGI acquisition.  During the quarter, we experienced strong demand for the services we provide to expand and modernize surface transportation systems and for water resources projects involving dams, levees and other flood control projects.  Revenues also increased from the operations and maintenance services we provide for mass transit systems and toll roads.  In addition, we experienced strong demand for the services we provide to expand and modernize schools, health care facilities and government buildings.

Revenues from our federal market sector for the three months ended September 26, 2008 increased approximately 69.8% compared with the three months ended September 28, 2007.  This increase included $295 million or 32.3% of federal sector revenues generated by the federal government business we obtained through the WGI acquisition.  We continued to benefit from increased demand for the services we provide to DOD agencies to repair and refurbish military vehicles, aircraft and other equipment, and to modernize weapons systems.  These results also reflect increased demand for the operations and installations management services we provide at military and other government installations.  In addition, we experienced strong demand for chemical demilitarization services we provide to eliminate chemical, biological and nuclear weapons, as well as from work we perform for the DOE on several large nuclear management contracts.

Revenues from our industrial and commercial market sector for the three months ended September 26, 2008 increased approximately 191.7% compared with the three months ended September 28, 2007.  This increase includes $491 million or 63.3% of industrial and commercial sector revenues generated by the industrial and commercial business we obtained through the WGI acquisition.  Revenue growth from our oil and gas clients was a significant contributor to the overall increase in our industrial and commercial market sector as oil and gas clients continued to invest in energy exploration and the development of new energy resources.  We also experienced strong demand for the services we provide to develop and operate mines, as well as for facilities management support at industrial and manufacturing facilities.  In addition, our strategy to migrate from stand-alone consulting contracts to longer-term Master Service Agreements (“MSAs”) with multinational corporations contributed to our revenue growth in this sector.

Cash Flows and Debt

During the nine months ended September 26, 2008, we generated $263.1 million in cash from operations.  (See “Condensed Consolidated Statements of Cash Flows” included under Part I – Item 1 of this report.)  Cash flows from operations increased by $114.2 million for the nine months ended September 26, 2008 compared with the same period in 2007 due to an increase in operating income and a decrease in income tax payments, partially offset by an increase in interest payments.  Furthermore, various components of our balance sheet fluctuated due to the timing of payments from clients on accounts receivable and the timing of payments to vendors and subcontractors.

As of September 26, 2008 and December 28, 2007, our ratios of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) were 24% and 27%, respectively.

Business Trends

Given the unprecedented turmoil in global financial markets and the current economic volatility, it is difficult to predict the extent of the impact of the recent financial and economic developments on our business.  We have not yet experienced a slowdown as a result of the turmoil in the financial markets.  However, the resulting credit constraints and deteriorating economic conditions could affect our customers and, as a result, could have a material adverse effect on our business and operating results.  We are continuing to monitor the situation carefully for any impact on our business for the 2009 fiscal year.  Current or deteriorating future conditions could potentially lead to the delay, curtailment or cancellation of proposed and existing projects, thus decreasing the overall demand for our services, adversely impacting our results of operations and weakening our financial condition.

During this period of financial turmoil, our stock price, along with that of many other companies, has declined.  If the decline in our stock price during October 2008 is sustained or worsens, we could experience an impairment of a material amount of our goodwill.  While there were no events that triggered an impairment review of our goodwill through the end of our quarter ended September 26, 2008, we will consider subsequent declines in our stock price in our annual assessment of our goodwill, which we will perform during the fourth quarter.  If we conclude that our goodwill is impaired, we will be required to write off the impaired amount, which would reduce our profits.

Power

We expect revenues from the power market sector to remain steady for the remainder of the 2008 fiscal year.  We anticipate that market conditions will continue to drive demand for the services we provide to our power sector clients — including the design, construction, and operations and maintenance of new fossil fuel power plants; the modification of existing fossil fuel and nuclear power plants to increase their generating capacity; and the installation of flue gas desulfurization units and other emission control technologies into coal-fired power plants.

We also anticipate that the increased political focus on energy independence and the negative environmental impact of fossil fuels may increase long-term opportunities for the development of new nuclear power facilities.  In addition, we anticipate that the 2005 Energy Act, which provides tax incentives and loan guarantees for the development of nuclear power facilities in the U.S., may have a positive long-term impact on our nuclear power business.

Infrastructure

We expect revenues from the infrastructure market sector to remain steady for the remainder of fiscal year 2008.  However, state budgets are being impacted by the downturn in the housing market and the economic slowdown in the U.S.  As a result, many state and local governments are experiencing reductions in tax revenues and budget deficits, which could affect their spending on infrastructure improvement programs.  While the effect of these budgetary pressures is uncertain, it could result in the delay, curtailment or cancellation of infrastructure projects in fiscal 2009.

At the same time, federal support for infrastructure spending remains strong.  The Bush Administration recently approved $8 billion in funding for the Highway Trust Fund for fiscal 2009, which will support road and bridge projects around the country.  In addition, funding sources for infrastructure projects are more diverse than they have been historically.  These funding sources include bond sales and the use of public-private partnerships, which are not dependent on state budgets and could partially mitigate a decline in spending by state and local governments.  Finally, many politicians in the U.S. have indicated they would support a federal infrastructure renewal program as a means to stimulate the economy, although these proposals may encounter resistance to additional spending that would further increase the federal deficit.

Federal

We expect revenues from our federal market sector to continue to grow moderately for the remainder of the 2008 fiscal year, based on strong funding levels for the services we provide and the strategic priorities of the DOD.  These priorities are resulting in the realignment of the military command structure, military bases and troop deployments around the world.  Many of the military base realignments are being implemented by the DOD through the Base Realignment and Closure (“BRAC”) program.  Some bases will be closed, while others will have new or expanded missions.  These bases require environmental, planning, design, engineering and construction services before they can be redeveloped or closed, resulting in additional opportunities for us.

The DOD frequently uses large bundled contracts requiring the provision of a full range of services at multiple sites throughout the world to execute major initiatives.  We anticipate that our ability to provide integrated engineering and construction services, as well as our global network of offices will enhance our ability to win and execute these large contracts.  We also expect to continue benefiting from the DOD trend to outsource non-combat activities, including the maintenance, modification and refurbishment of military vehicles, aircraft and ground support equipment and the modernization of aging weapons systems.  President Bush recently signed a $630 billion continuing resolution to fund the budgets of most Cabinet departments and federal agencies at current levels until March 6, 2009.  This includes a $488 billion baseline DOD budget and $8.8 billion in BRAC funding.

We also expect to derive a significant portion of our federal business from the nuclear management services we provide to the DOE, including the management and operation of the nation’s nuclear weapons stockpile, the disposal of nuclear and hazardous waste, the decontamination and decommissioning of nuclear waste sites and facilities, and the development of new nuclear power technology.  The 2009 Defense Authorization Act provides $16 billion in DOE funding for atomic energy defense activities, including sustained support for key nuclear and environmental programs.

With the recent outcome of the 2008 U.S. presidential election, we do not expect that the new Administration will make any immediate changes to overall DOD and DOE spending, however, there may be a longer-term shift in priorities within the defense budget based on the outcome of the election.  Additional information will be available when the new Administration submits its 2009 supplemental funding request and baseline budget for fiscal 2010.

Industrial and Commercial

We expect revenues from the industrial and commercial market sector to remain steady throughout the remainder of the 2008 fiscal year, but conditions in the credit and commodities markets could affect investment in this market sector in the 2009 fiscal year.  For the remainder of the 2008 fiscal year, we expect to continue to benefit from strong demand for the services we provide, particularly among clients in the oil and gas and mining industries.  Many of these clients have increased their capital expenditures as capacity utilization has grown to meet strong demand, which has increased demand for engineering, construction, operations and maintenance, facility management and contract mining services.

We also expect that revenues generated from MSAs with multinational corporations both in the U.S. and internationally will remain steady for the remainder of fiscal year 2008.  Many of these agreements are focused on work driven by regulatory requirements.  We do not currently anticipate that the regulatory compliance work we perform under MSAs will be significantly affected by declining energy prices or conditions in the credit markets.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues are typically lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours worked on projects and thus lesser revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as the recent hurricanes Gustav and Ike, that occasionally cause some of our offices and projects to temporarily reduce activities.

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

Option Years.  Our option years represent the monetary value of option periods under existing contracts in backlog, which are exercisable at the option of our clients without requiring us to go through an additional competitive bidding process and would be canceled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Options years are in addition to the “base periods” of these contracts.  The base periods of these contracts can vary from one to five years.

Indefinite Delivery Contracts.  Indefinite delivery contracts represent the expected monetary value to us of signed contracts under which we perform work only when the client awards specific task orders or projects to us.  When agreements for such task orders or projects are signed and funded, we transfer their value into backlog.  Generally, the terms of these contracts exceed one year and often include a maximum term and potential value.  IDCs generally range from one to twenty years in length.

While the value of our book of business is a predictor of future revenues and equity in income of unconsolidated affiliates, we have no assurance, nor can we provide assurance, that we will ultimately realize the maximum potential values for backlog, designations, option years or IDCs.  Based on our historical experience, our backlog has the highest likelihood of being converted into revenues and equity in income of unconsolidated affiliates because it is based upon signed and executable contracts with our clients.  Although there is a high probability that our designations will eventually convert into revenues and equity in income of unconsolidated affiliates, they are not as certain as backlog because our clients have not yet signed a contract with us.  Option years are not as certain as backlog because our clients may decide not to exercise one or more option years.  Because we do not perform work under IDCs until specific task orders are issued, the value of our IDCs are not as likely to convert into revenues and equity in income of unconsolidated affiliates as other categories of our book of business.

The following tables summarize our book of business:

(In billions) As of September 26, 2008	Total
Backlog:
Power	$1.9
Infrastructure	2.5
Industrial and commercial	3.3
Federal	10.3
Total backlog	$18.0

(In billions) As of September 26, 2008	URS Division	EG&G Division	Washington Division	Total
Backlog	$2.8	$8.1	$7.1	$18.0
Designations	1.5	—	0.9	2.4
Option years	0.5	2.2	1.1	3.8
Indefinite delivery contracts	4.1	2.6	2.2	8.9
Total book of business	$8.9	$12.9	$11.3	$33.1

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	September 26, 2008	September 28, 2007	Increase	Percentage Increase
Revenues	$2,588.1	$1,268.0	$1,320.1	104.1%
Cost of revenues	(2,448.7)	(1,189.6)	1,259.1	105.8%
General and administrative expenses	(20.5)	(13.0)	7.5	57.7%
Equity in income of unconsolidated affiliates	24.3	4.3	20.0	465.1%
Operating income	143.2	69.7	73.5	105.5%
Interest expense	(21.4)	(2.9)	18.5	637.9%
Income before income taxes and minority interests	121.8	66.8	55.0	82.3%
Income tax expense	(51.0)	(27.0)	24.0	88.9%
Minority interests in income of consolidated subsidiaries, net of tax	(5.0)	(1.1)	3.9	354.5%
Net income	$65.8	$38.7	$27.1	70.0%

Diluted earnings per share	$.79	$.73	$.06	8.2%

Three Months Ended September 26, 2008 Compared with Three Months Ended September 28, 2007

Our consolidated revenues for the three months ended September 26, 2008 increased by 104.1% compared with the three months ended September 28, 2007.  The increase was due primarily to the business obtained through the acquisition of WGI, which generated $1,210 million in revenues during the three months ended September 26, 2008 and a higher volume of work performed in each of our market sectors.

The following table presents our consolidated revenues by market sector for the three months ended September 26, 2008 and September 28, 2007.

	Three Months Ended
(In millions, except percentages)	September 26, 2008	September 28, 2007	Increase	Percentage Increase
Revenues
Power sector	$456	$155	$301	194.2%
Infrastructure sector	444	310	134	43.2%
Federal sector	912	537	375	69.8%
Industrial and commercial sector	776	266	510	191.7%
Total revenues, net of eliminations	$2,588	$1,268	$1,320	104.1%

Revenues from our power market sector increased $301 million or 194.2% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  The majority of this increase was derived from the power business we obtained through the WGI acquisition, which generated $333 million in revenues for the three months ended September 26, 2008.  During the third quarter of fiscal 2008, we continued to benefit from strong demand for engineering, procurement and construction services for both fossil fuel and nuclear power projects.  Increased power sector revenues also reflect continued growth in the emissions control services we provide to retrofit coal-fired power plants with clean air technologies that reduce sulfur dioxide, sulfur trioxide, mercury and other potentially harmful emissions.  However, these increases were partially offset as a result of the timing of performance under several contracts to retrofit coal-fired power plants with emissions control technology, which were nearing completion during the quarter.  Typically, during the close-out phase, activity on these contracts is relatively low, resulting in lower revenues.

Revenues from our infrastructure market sector increased $134 million or 43.2% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  This increase included $90 million in revenues for the three months ended September 26, 2008, generated by the infrastructure business we obtained through the WGI acquisition.  For the third quarter of fiscal 2008, increased revenues from our infrastructure market sector were largely driven by growth in projects to expand and rehabilitate surface transportation infrastructure, as well as from sustained demand for operations and maintenance services for mass transit systems and toll roads.  We also benefited from strong demand for engineering and construction services for water resources projects, including dams, levees and other flood control projects.  In addition, revenues increased from the services we provide to expand and modernize educational, healthcare and government facilities.

Revenues from our federal market sector increased $375 million or 69.8% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  This increase included $295 million in revenues for the three months ended September 26, 2008, generated by the federal government business we obtained through the WGI acquisition.  We continued to experience strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and modernize aging weapons systems, and for the maintenance, repair and modification of military vehicles, aircraft and other equipment related to sustained U.S. military operations in the Middle East.  These results also were driven by strong demand for the operations and installation management services we provide at military and other government installations.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons, as well as from several large DOE contracts involving the storage, treatment and disposal of radioactive waste.

Revenues from our industrial and commercial market sector increased $510 million or 191.7% for the three months ended September 26, 2008, compared with the three months ended September 28, 2007.  This increase included $491 million in revenues for the three months ended September 26, 2008, generated by the industrial and commercial business we obtained through the WGI acquisition.  Revenue growth from our oil and gas clients was a major contributor to the overall increase in our industrial and commercial market sector.  Our oil and gas clients continued to invest in capital improvement projects to increase oil and gas reserves and expand production, which led to increased demand for the engineering, environmental, procurement, construction, and operations and maintenance services we provide.  Revenues also increased under contracts to plan, design, develop and operate mines and metal and mineral processing facilities both in the U.S. and internationally.  Additionally, we continued to benefit from our strategy of building long-term relationships with multinational corporations by migrating from stand-alone consulting contracts to longer-term MSAs.  MSAs have enabled us to leverage our scale and diverse service offerings to more effectively compete for new work funded by increased capital spending.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 105.8% for the three months ended September 26, 2008, compared with the three months ended September 28, 2007.  Because our revenues are primarily project-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues.  In addition, our cost of revenues grew at a higher rate than revenues primarily because the business we obtained through the WGI acquisition generates lower average profit margins than our legacy businesses.  Moreover, cost of revenues includes $12.4 million of amortization of the intangible assets recorded in connection with the WGI acquisition.

Our consolidated general and administrative expenses for the three months ended September 26, 2008 increased by 57.7% compared with the three months ended September 28, 2007.  The increase was primarily due to increases in the costs of corporate functions, as well as increases in professional services that occurred as a result of the WGI acquisition.  However, consolidated general and administrative expenses as a percent of revenues fell from 1.0% for the third quarter of 2007 to 0.8% for the third quarter of 2008.

Our consolidated equity in income of unconsolidated affiliates for the three months ended September 26, 2008 increased by 465.1% compared with the three months ended September 28, 2007.  This increase was primarily due to the WGI acquisition.  Some of the businesses obtained through the WGI acquisition perform a significant amount of work through unconsolidated joint ventures, which are accounted for using the equity method.

Our consolidated interest expense for the three months ended September 26, 2008 increased by 637.9% compared with the three months ended September 28, 2007.  The increase was due to higher debt balances as a result of the WGI acquisition.

Our effective income tax rates for the three months ended September 26, 2008 and September 28, 2007 were 41.9% and 40.4%, respectively.  The increase was due to several individually immaterial differences in the forecasted rate between the periods and to several immaterial items in the 2007 tax returns which differed from the estimates used in the tax provision.  These differences related primarily to an increase of permanently non-deductible meals and to taxable operating activities outside the U.S.

Our minority interests in income of consolidated subsidiaries, net of tax for the three months ended September 26, 2008 increased by 354.5% compared with the three months ended September 28, 2007.  The increase was primarily due to the inclusion of the consolidated subsidiaries obtained through the WGI acquisition.

Our consolidated operating income, net income, and earnings per share increased as a result of the factors previously described, and by higher performance-based fees and incentives on various projects performed by the Washington Division, including earnings from a DOE nuclear waste processing facility project, and performance-based incentive fee recognition on several EG&G projects.  The increase in earnings per share was partially offset by an increase in the weighted-average shares outstanding resulting from the WGI acquisition.

Reporting Segments

Three Months Ended September 26, 2008 Compared with Three Months Ended September 28, 2007

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Affiliates	Operating Income (Loss)

Three months ended September 26, 2008
URS Division	$839.7	$(782.8)	$—	$2.8	$59.7
EG&G Division	606.8	(566.5)	—	1.7	42.0
Washington Division	1,154.8	(1,112.6)	—	19.8	62.0
Eliminations	(13.2)	13.2	—	—	—
Corporate	—	—	(20.5)	—	(20.5)
Total	$2,588.1	$(2,448.7)	$(20.5)	$24.3	$143.2

Three months ended September 28, 2007 (1)
URS Division	$801.4	$(746.7)	$—	$2.9	$57.6
EG&G Division	377.0	(358.3)	—	1.4	20.1
Washington Division	102.5	(97.4)	—	—	5.1
Eliminations	(12.9)	12.8	—	—	(0.1)
Corporate	—	—	(13.0)	—	(13.0)
Total	$1,268.0	$(1,189.6)	$(13.0)	$4.3	$69.7

Increase (decrease) for the three months ended September 26, 2008 and September 28, 2007
URS Division	$38.3	$36.1	$—	$(0.1)	$2.1
EG&G Division	229.8	208.2	—	0.3	21.9
Washington Division	1,052.3	1,015.2	—	19.8	56.9
Eliminations	(0.3)	(0.4)	—	—	0.1
Corporate	—	—	7.5	—	(7.5)
Total	$1,320.1	$1,259.1	$7.5	$20.0	$73.5

Percentage increase (decrease) for the three months ended September 26, 2008 and September 28, 2007
URS Division	4.8%	4.8%	—	(3.4%)	3.6%
EG&G Division	61.0%	58.1%	—	21.4%	109.0%
Washington Division	1,026.6%	1,042.3%	—	100%	1,115.7%
Eliminations	2.3%	3.1%	—	—	(100.0%)
Corporate	—	—	57.7%	—	57.7%
Total	104.1%	105.8%	57.7%	465.1%	105.5%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the three months ended September 28, 2007 are not comparable to the results for the three months ended September 26, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed previously.

URS Division

The URS Division’s revenues for the three months ended September 26, 2008 increased 4.8% (prior to elimination of interdivisional transactions) compared with the three months ended September 28, 2007.  The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by market sector for the three months ended September 26, 2008 and September 28, 2007.

	Three Months Ended
(In millions, except percentages)	September 26, 2008	September 28, 2007	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Revenues
Power sector	$53	$83	$(30)	(36.1%)
Infrastructure sector	361	307	54	17.6%
Federal sector	140	153	(13)	(8.5%)
Industrial and commercial sector	280	255	25	9.8%
Total revenues, net of eliminations	$834	$798	$36	4.5%

The URS Division’s revenues from our power market sector decreased $30 million or 36.1% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  This decrease was related to several factors associated with the realignment of our Advatech joint venture from the URS Division to the Washington Division.  This realignment is discussed above in the “Business Summary” section of this report.  While the majority of the work Advatech performs retrofitting coal-fired power plants with emission control technology was moved to the Washington Division, several projects were retained in the URS Division.  In the third quarter of fiscal 2008, these projects were in the close-out phase, which is characterized by relatively low project activity.  As a result, these projects generated lower revenues than in the comparable period in 2007 when there was a high level of construction and procurement activity.  In addition, while these emissions control projects near completion, new emission control work performed by Advatech, as well as engineering support for these projects, were being executed by the Washington Division.  This decline in revenues from emissions control work was partially offset by an increase in revenues from the engineering, process design and environmental services provided by the URS Division during the quarter for power generating and transmission facilities.

The URS Division’s revenues from our infrastructure market sector increased $54 million or 17.6% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  These results reflect increased revenues from contracts to expand and rehabilitate surface transportation infrastructure.  Demand also was strong for engineering and construction services for water resources projects involving dams, levees and other flood control projects.  While many state and local governments are experiencing reduced tax revenues and budget deficits, other sources of funding for infrastructure work, such as funding from the U.S. federal government and proceeds from bond sales, continued to support growth in this market sector.  In addition, revenues increased from the services we provide for capital improvement programs involving educational, health care and government facilities.

The URS Division’s revenues from our federal market sector decreased $13 million or 8.5% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  During the third quarter, we continued to experience sustained demand for the engineering, construction and environmental services we provide to the DOD both in the U.S. and internationally under existing and new contract awards.  Many of these assignments support long-term DOD initiatives like the BRAC program, which is designed to realign military bases and redeploy troops to meet the security needs of the post-Cold War era.  However, the URS Division’s revenues from the federal market sector declined compared to the same period last year, primarily due to a high level of activity on a design-build project for an aircraft corrosion-control hangar, which generated significant revenue growth in the third quarter of 2007. By the third quarter of 2008, work on this project was completed and, thus, did not generate revenues.

The URS Division’s revenues from our industrial and commercial sector increased $25 million or 9.8% for the three months ended September 26, 2008 compared with the three months ended September 28, 2007.  In the third quarter of fiscal 2008, we continued to benefit from increased capital investment by oil and gas clients on projects to expand production of energy resources to meet growing global demand.  As a result, we experienced increased demand for the environmental, design, process engineering and construction services we provide to these clients.  Strong demand for metals and mineral resources also resulted in higher revenues from the work we performed for clients in the mining industry.  In addition, we continued to benefit from our strategy of building long-term relationships with multinational corporations under MSAs.  MSAs have enabled us to migrate from stand-alone consulting contracts, reducing the marketing expenses associated with pursuing these assignments while improving our labor utilization levels.

The URS Division’s operating income for the three months ended September 26, 2008 increased 3.6% compared with the three months ended September 28, 2007.  The increase was primarily due to an increase in revenue volume previously described.  The remainder of the increase in operating income was caused by decreases in other direct costs as the emissions control projects were near completion.

EG&G Division

The EG&G Division’s revenues, which are included in our federal market sector, for the three months ended September 26, 2008 increased by $230 million or 61.0% (prior to elimination of interdivisional transactions) compared with the three months ended September 28, 2007.  The majority of this increase was due to the transfer to the EG&G Division of the DOD business obtained through the WGI acquisition.

For the third quarter, we benefited from strong demand for the operations and maintenance services we provide to the DOD related to military activity in the Middle East, including work performed under large, bundled contracts to modify and refurbish military vehicles, aircraft and other equipment returning from and being deployed to the Middle East.  Revenues also increased from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  In addition, we experienced strong demand for operations and installations management support at military installations and other government facilities.  These results also reflect strong demand during the quarter for global threat reduction services.  For example, revenues increased from contracts to manage chemical demilitarization programs because of higher activity under these contracts and the timing of several performance-based award fees.

The EG&G Division’s operating income for the three months ended September 26, 2008 increased 109.0% compared with the three months ended September 28, 2007.  The increase was primarily a result of the inclusion of the DOD business obtained from the WGI acquisition as described above.  The increase was partially offset by $2.8 million of amortization of the intangible assets recorded in connection with the WGI acquisition.

Washington Division

For the three months ended September 26, 2008, the Washington Division generated $1,155 million in revenues (prior to elimination of interdivisional transactions), of which $92 million was generated by operations transferred to the Washington Division from the URS and EG&G Divisions in connection with the realignment of businesses discussed previously.  The operations transferred to the Washington Division generated $103 million (prior to elimination of interdivisional transactions) of revenues during the comparable period in fiscal 2007.

The following table presents the Washington Division’s revenues, net of inter-company eliminations, by market sector for the three months ended September 26, 2008 and September 28, 2007.

	Three Months Ended
(In millions, except percentages)	September 26, 2008	September 28, 2007 (1)	Increase	Percentage increase
Revenues
Power sector	$403	$72	$331	459.7%
Infrastructure sector	83	3	80	2,666.7%
Federal sector	166	8	158	1,975.0%
Industrial and commercial sector	496	11	485	4,409.1%
Total revenues, net of eliminations	$1,148	$94	$1,054	1,121.3%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the third quarter of fiscal 2007 are not comparable to the results for the third quarter of fiscal 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed previously.

The Washington Division’s revenues were driven primarily by strong growth in the power and industrial and commercial sectors.  The power sector experienced strong growth in emissions control projects and in projects to expand generating capacity at fossil fuel and nuclear power plants.  Revenues generated from the industrial and commercial sector were primarily related to continued growth in oil, gas and chemical projects, increased activities on a cement plant construction project and increased demand for the contract mining services we provide.  In the infrastructure market sector, revenues were generated by the engineering, construction, and operations and maintenance services we provide for highways, toll roads, airports and rail transit systems, as well as by activity on a dam construction project.  Revenues generated in the federal sector were primarily related to a high level of activity on contracts with the DOE to manage complex programs and facilities involving the treatment, storage and disposal of radioactive waste.

The Washington Division’s equity in income of unconsolidated affiliates was $19.8 million for the three months ended September 26, 2008.  The Washington Division performs a substantial portion of its operations through joint ventures and other partially owned entities that are not consolidated.  The more significant unconsolidated entities include our interests in i) an incorporated mining venture in Germany – MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants; ii) a joint venture that performs steam generator and reactor vessel head replacements at nuclear power plants; iii) various joint ventures that perform management contracts for the DOE; and iv) various joint ventures that participate in infrastructure projects.  These entities are accounted for using the equity method of accounting; accordingly, their revenues are not recorded; instead, our portion of the earnings from these entities are recorded as equity in income of unconsolidated affiliates.  The related overhead expenses incurred by the Washington Division in supporting these unconsolidated affiliates have been classified as cost of revenues in the accompanying financial statements and footnote disclosures.

The Washington Division’s operating income for the three months ended September 26, 2008 of $62.0 million includes $9.6 million of amortization of intangible assets and a $2.8 million charge to earnings as a result of an adjustment to the normal profit liability recognized in connection with the WGI acquisition.  (See Note 2, “Acquisition” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.)  Operating income for the three months ended September 26, 2008 reflects earnings associated with the increased revenues discussed above as well as higher performance based fees and incentives on various projects, including $17.7 million of earnings on a DOE nuclear waste processing facility construction project as a result of a firm offer by the DOE to modify the overall fee and structure.  The higher earnings were partially offset by a charge of $15.0 million on an oil and gas construction project that has experienced cost increases and schedule delays.  (See Common Sulfur Project under Note 9, “Commitments and Contingencies” to our “Condensed Consolidated Financial Statements” included under Part 1 – Item 1 of this report for additional disclosure.)

Consolidated

	Nine Months Ended
(In millions, except percentages and per share amounts)	September 26, 2008	September 28, 2007	Increase	Percentage Increase
Revenues	$7,378.1	$3,643.6	$3,734.5	102.5%
Cost of revenues	(7,008.5)	(3,418.2)	3,590.3	105.0%
General and administrative expenses	(57.1)	(40.6)	16.5	40.6%
Equity in income of unconsolidated affiliates	81.0	11.0	70.0	636.4%
Operating income	393.5	195.8	197.7	101.0%
Interest expense	(70.1)	(10.9)	59.2	543.1%
Income before income taxes and minority interests	323.4	184.9	138.5	74.9%
Income tax expense	(136.0)	(76.0)	60.0	78.9%
Minority interests in income of consolidated subsidiaries, net of tax	(12.8)	(3.0)	9.8	326.7%
Net income	$174.6	$105.9	$68.7	64.9%

Diluted earnings per share	$2.11	$2.01	$.10	5.0%

Nine Months Ended September 26, 2008 Compared with Nine Months Ended September 28, 2007

Our consolidated revenues for the nine months ended September 26, 2008 increased by 102.5% compared with the nine months ended September 28, 2007.  The increase was due primarily to the business obtained through the acquisition of WGI, which generated $3,284 million in revenues during the nine months ended September 26, 2008 and a higher volume of work performed in each of our market sectors.

The following table presents our consolidated revenues by market sector for the nine months ended September 26, 2008 and September 28, 2007.

	Nine Months Ended
(In millions, except percentages)	September 26, 2008	September 28, 2007	Increase	Percentage Increase
Revenues
Power sector	$1,363	$463	$900	194.4%
Infrastructure sector	1,317	917	400	43.6%
Federal sector	2,564	1,508	1,056	70.0%
Industrial and commercial sector	2,134	756	1,378	182.3%
Total revenues, net of eliminations	$7,378	$3,644	$3,734	102.5%

Revenues from our power market sector increased $900 million or 194.4% for the nine months ended September 26, 2008, compared with the nine months ended September 28, 2007.  The majority of this increase was derived from the power business we obtained through the WGI acquisition, which generated $946 million in revenues for the nine months ended September 26, 2008.  We continued to benefit from strong demand for engineering, procurement and construction services for both fossil fuel and nuclear power projects to increase power plant generating capacity to meet the increased demand for electricity.  Revenues also increased from a contract to provide construction services for a new uranium enrichment facility, the first commercial nuclear facility to be licensed by the U.S. Nuclear Regulatory Commission in more than three decades.  These results also reflect strong demand among operators of coal-fired power plants for the emissions control services we provide to retrofit facilities with clean air technologies.  These technologies reduce sulfur dioxide, nitrogen oxides, mercury and other harmful emissions in compliance with environmental regulations.

Revenues from our infrastructure market sector increased $400 million or 43.6% for the nine months ended September 26, 2008 compared with the nine months ended September 28, 2007.  This increase included $277 million in revenues for the nine months ended September 26, 2008, generated by the infrastructure business we obtained through the WGI acquisition.  Revenues increased from new and ongoing contracts to provide program management, planning, design, engineering, construction and construction management services for a variety of surface transportation projects.  In addition, we experienced sustained demand for the operations and maintenance services we provide for mass transit systems and toll roads.  Our work providing engineering and construction services to expand and upgrade water supply, distribution and treatment systems, as well as for dams, levees and other flood control projects, also generated increased revenues for the nine months ended September 26, 2008.  Another area of growth was the program and construction services we provide for capital improvement projects involving educational, healthcare and government facilities.

Revenues from our federal market sector increased $1,056 million or 70.0% for the nine months ended September 26, 2008 compared with the nine months ended September 28, 2007.  This increase included $764 million in revenues for the nine months ended September 26, 2008, generated by the federal government business we obtained through the WGI acquisition.  These results reflect increased revenues from the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and to modernize aging weapons systems.  We also benefited from strong demand for the operations and maintenance services we provide to maintain, repair and refurbish military vehicles, aircraft and other equipment related to sustain U.S. military operations in the Middle East.  Revenues also increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons and from several large DOE contracts involving the storage, treatment and disposal of radioactive waste. In addition, we experienced sustained demand for the engineering, construction and environmental services we provide at military and other government installations worldwide, as well as from the operations and installations management support we provide at these facilities.

Revenues from our industrial and commercial market sector increased $1,378 million or 182.3% for the nine months ended September 26, 2008, compared with the nine months ended September 28, 2007.  This increase includes $1,296 million in revenues for the nine months ended September 26, 2008, generated by the industrial and commercial business we obtained through the WGI acquisition.  Revenue growth from our oil and gas clients was a significant contributor to the overall increase in our industrial and commercial market sector.  Our oil and gas clients continued to invest in capital improvement projects, which led to increased demand for environmental, design, process engineering and construction services.  In addition, we experienced strong demand for the services we provide to plan, design, develop and operate mines and related processing facilities in the U.S. and internationally, driven by global demand for metal and mineral resources.  These results also reflect strong demand for facility management services among our manufacturing clients, as well as our ongoing success in expanding long-term relationships with multinational corporations under MSAs.  MSAs have enabled us to migrate from stand-alone consulting contracts, reducing the marketing expenses associated with pursuing these assignments while improving our labor utilization levels.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 105.0% for the nine months ended September 26, 2008, compared with the nine months ended September 28, 2007.  Because our revenues are primarily project-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues.  In addition, cost of revenues grew at a higher rate than revenues primarily because the business we obtained through the WGI acquisition generates lower average profit margins than our legacy businesses.  Moreover, cost of revenues included $38.9 million of amortization of the intangible assets recorded in connection with the WGI acquisition.

Our consolidated general and administrative expenses for the nine months ended September 26, 2008 increased by 40.6% compared with the nine months ended September 28, 2007.  The increase was primarily due to increases in the cost of corporate functions, as well as increases in professional services that occurred as a result of the WGI acquisition.  However, consolidated general and administrative expenses as a percent of revenues fell from 1.1% for the nine months ended September 28, 2007 to 0.8% for the nine months ended September 26, 2008.

Our consolidated equity in income of unconsolidated affiliates for the nine months ended September 26, 2008 increased by 636.4% compared with the nine months ended September 28, 2007.  This increase was primarily due to the WGI acquisition.  Some of the businesses we obtained through the WGI acquisition perform a significant amount of work through unconsolidated joint ventures, which are accounted for using the equity method.

Our consolidated interest expense for the nine months ended September 26, 2008 increased by 543.1% compared with the nine months ended September 28, 2007.  The increase was primarily due to higher debt balances as a result of the WGI acquisition.

Our effective income tax rates for the nine months ended September 26, 2008 and September 28, 2007 were 42.1% and 41.1%, respectively.  The increase was due to several individually immaterial differences in the forecasted rate between the periods and to several immaterial items in the 2007 tax returns which differed from the estimates used in the tax provision.  These differences related primarily to an increase of permanently non-deductible meals and to taxable operating activities outside the U.S.

Our minority interests in income of consolidated subsidiaries, net of tax for the nine months ended September 26, 2008 increased by 326.7% compared with the nine months ended September 28, 2007.  The increase was primarily due to the inclusion of the consolidated subsidiaries obtained through the WGI acquisition.

Our consolidated operating income, net income and earnings per share increased as a result of the factors previously described, and by higher performance-based fees and incentives on various projects performed by the Washington Division, including earnings from a DOE nuclear waste processing facility project, and performance-based incentive fee recognition on several EG&G projects.  The increase in earnings per share was partially offset by an increase in the weighted-average shares outstanding resulting from the WGI acquisition.

Reporting Segments

Nine Months Ended September 26, 2008 Compared with Nine Months Ended September 28, 2007

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Affiliates	Operating Income (Loss)

Nine months ended September 26, 2008
URS Division	$2,546.4	$(2,369.4)	$—	$7.1	$184.1
EG&G Division	1,732.2	(1,636.5)	—	5.3	101.0
Washington Division	3,137.6	(3,040.7)	—	68.6	165.5
Eliminations	(38.1)	38.1	—	—	—
Corporate	—	—	(57.1)	—	(57.1)
Total	$7,378.1	$(7,008.5)	$(57.1)	$81.0	$393.5

Nine months ended September 28, 2007 (1)
URS Division	$2,330.7	$(2,171.7)	$—	$6.9	$165.9
EG&G Division	1,085.4	(1,032.3)	—	4.1	57.2
Washington Division	270.6	(256.5)	—	—	14.1
Eliminations	(43.1)	42.3	—	—	(0.8)
Corporate	—	—	(40.6)	—	(40.6)
Total	$3,643.6	$(3,418.2)	$(40.6)	$11.0	$195.8

Increase (decrease) for the nine months ended September 26, 2008 and September 28, 2007
URS Division	$215.7	$197.7	$—	$0.2	$18.2
EG&G Division	646.8	604.2	—	1.2	43.8
Washington Division	2,867.0	2,784.2	—	68.6	151.4
Eliminations	5.0	4.2	—	—	0.8
Corporate	—	—	16.5	—	(16.5)
Total	$3,734.5	$3,590.3	$16.5	$70.0	$197.7

Percentage increase (decrease) for the nine months ended September 26, 2008 and September 28, 2007
URS Division	9.3%	9.1%	—	2.9%	11.0%
EG&G Division	59.6%	58.5%	—	29.3%	76.6%
Washington Division	1,059.5%	1,085.5%	—	100%	1,073.8%
Eliminations	(11.6%)	(9.9%)	—	—	(100.0%)
Corporate	—	—	40.6%	—	40.6%
Total	102.5%	105.0%	40.6%	636.4%	101.0%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the nine months ended September 28, 2007 are not comparable to the results for the nine months ended September 26, 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed previously.

URS Division

The URS Division’s revenues for the nine months ended September 26, 2008 increased $215.7 million or 9.3% (prior to elimination of interdivisional transactions) compared with the nine months ended September 28, 2007.  The increase in revenues was due to the various factors discussed below.

The following table presents the URS Division’s revenues, net of inter-company eliminations, by market sector for the nine months ended September 26, 2008 and September 28, 2007.

	Nine Months Ended
(In millions, except percentages)	September 26, 2008	September 28, 2007	Increase/ (Decrease)	Percentage Increase/ (Decrease)
Revenues
Power sector	$202	$270	$(68)	(25.2%)
Infrastructure sector	1,063	912	151	16.6%
Federal sector	444	400	44	11.0%
Industrial and commercial sector	823	741	82	11.1%
Total revenues, net of eliminations	$2,532	$2,323	$209	9.0%

The URS Division’s revenues from our power market sector decreased $68 million or 25.2% for the nine months ended September 26, 2008 compared with the nine months ended September 28, 2007.  This decrease was related to several factors associated with the realignment of our Advatech joint venture from the URS Division to the Washington Division.  This realignment is discussed above in the “Business Summary” section of this report.  While the majority of the work Advatech performs retrofitting coal-fired power plants with emission control technology was moved to the Washington Division, several projects were retained in the URS Division.  In the third quarter of fiscal 2008, these projects were in the close-out phase, which is characterized by relatively low project activity.  As a result, these projects generated lower revenues than in the comparable period in 2007 when there was a high level of construction and procurement activity.  In addition, while these emissions control projects near completion, new emission control work performed by Advatech, as well as engineering support for these projects, were being executed by the Washington Division.  This decline in revenues from emissions control work was partially offset by an increase in revenues from the engineering, process design and environmental services provided by the URS Division during the nine months ended September 26, 2008 for power generating and transmission facilities.

The URS Division’s revenues from our infrastructure market sector increased $151 million or 16.6% for the nine months ended September 26, 2008 compared with the nine months ended September 28, 2007.  Revenues increased from improvement projects to expand and rehabilitate surface and rail transportation systems.  We also experienced high demand for the engineering and construction services we provide for water resources projects involving dams, levees and other flood control projects.  While many state and local governments experienced reduced tax revenues and budget deficits, other sources of funding for infrastructure work, such as funding from the U.S. federal government and bond sales continued to support growth in this market sector.  We also generated increased revenues from the program and construction management services we provide for capital improvement projects involving schools, healthcare facilities and government buildings.

The URS Division’s revenues from our federal market sector increased $44 million or 11.0% for the nine months ended September 26, 2008 compared with the nine months ended September 28, 2007.  During this period, we experienced steady growth in infrastructure, environmental and facilities projects we performed for the DOD both in the U.S. and internationally under existing and new contract awards.  Many of these assignments supported long-term DOD initiatives like the BRAC program, which is designed to realign military bases and redeploy troops to meet the security needs of the post-Cold War era.  We also experienced an increase in task orders under large, bundled contracts to provide engineering, construction and technical services worldwide in support of DOD contingency operations as part of the Global War on Terror.  Revenues from homeland security projects also contributed to federal sector growth, as we continued to provide engineering services to the DHS in support of security preparedness and disaster response initiatives.

The URS Division’s revenues from our industrial and commercial sector increased $82 million or 11.1% for the nine months ended September 26, 2008 compared with the nine months ended September 28, 2007.  A major contributor to this increase was growth in revenues from clients in the oil and gas industry.  Our oil and gas clients continued to invest in capital projects to increase oil and gas reserves and production capacity, which led to increased demand for the environmental, design, process engineering and construction services we provide.  Revenues also increased from projects for mining clients as they continued to expand their operations to meet global demand for mineral resources.  In addition, we continued to expand long-term relationships with our multinational corporations under MSAs.  MSAs have enabled us to migrate from stand-alone consulting contracts, reducing the marketing expenses associated with pursuing these assignments while improving our labor utilization levels.

The URS Division’s operating income for the nine months ended September 26, 2008 increased 11.0% compared with the nine months ended September 28, 2007.  The increase was primarily due to an increase in revenue volume previously described.  The remainder of the increase was caused by increased levels of labor utilization.

EG&G Division

The EG&G Division’s revenues, from our federal market sector, for the nine months ended September 26, 2008 increased by $646.8 million or 59.6% (prior to elimination of interdivisional transactions) compared with the nine months ended September 28, 2007.  The majority of this increase reflects the transfer of the DOD business obtained through the WGI acquisition to the EG&G Division.

For the nine months ended September 26, 2008, revenues increased from the operations and maintenance services we provide to the DOD related to military activity in the Middle East.  These services include the maintenance, repair and modification of military vehicles, aircraft and other equipment returning from and being deployed to Iraq.  We also experienced strong demand for the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems, as well as for the flight training we conduct for the U.S. armed forces and NATO allies.

Demand also was strong for our global threat reduction services, including the management of chemical demilitarization programs to destroy chemical and biological weapons of mass destruction and the engineering, technical, procurement and construction services we provide for international border security projects.  Additionally, we generated increased revenues from our work providing operations and logistics management support at military installations and other government facilities.

The EG&G Division’s operating income for the nine months ended September 26, 2008 increased 76.6% compared with the nine months ended September 28, 2007.  The increase was primarily a result of the inclusion of the DOD business obtained through the WGI acquisition as described above.  The increase was partially offset by $12.1 million of amortization of the intangible assets established through the WGI acquisition.

Washington Division

For the nine months ended September 26, 2008, the Washington Division generated $3,138 million in revenues (prior to elimination of interdivisional transactions), of which $284 million was generated by operations transferred to the Washington Division from the URS and EG&G Divisions in connection with the realignment of businesses discussed previously.  The operations transferred to the Washington Division generated $271 million of revenues (prior to elimination of interdivisional transactions) during the comparable period in fiscal 2007.

The following table presents the Washington Division’s revenues, net of inter-company eliminations, by market sector for the nine months ended September 26, 2008 and September 28, 2007.

	Nine Months Ended
(In millions, except percentages)	September 26, 2008	September 28, 2007 (1)	Increase	Percentage increase
Revenues
Power sector	$1,161	$193	$968	501.6%
Infrastructure sector	254	5	249	4,980.0%
Federal sector	390	26	364	1,400.0%
Industrial and commercial sector	1,311	15	1,296	8,640.0%
Total revenues, net of eliminations	$3,116	$239	$2,877	1,203.8%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the third quarter of fiscal 2007 are not comparable to the results for the third quarter of fiscal 2008, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as discussed previously.

The Washington Division’s revenues for the nine months ended September 26, 2008 were primarily driven by strong growth in the power sector in emissions control projects, nuclear power plant modification projects and a construction project for a new uranium enrichment facility.  Revenues generated from the industrial and commercial sector were primarily related to increased activities on a cement plant construction project, continued growth on oil, gas and chemical projects, and increased demand for the contract mining services we provide.  In the infrastructure market sector, our revenues were generated by the engineering, construction, and operations and maintenance services we provide for highways, toll roads, airports and rail transit systems, as well as by activity on a dam construction project.  Revenues generated in the federal sector were primarily related to contracts with the DOE to manage complex programs and facilities involving the treatment, storage and disposal of radioactive waste.

The Washington Division’s equity in income of unconsolidated affiliates was $68.6 million for the nine months ended September 26, 2008.  The Washington Division performs a substantial portion of its operations through joint ventures and other partially owned entities that are not consolidated.  The more significant unconsolidated entities include our interests in i) an incorporated mining venture in Germany – MIBRAG, a company that operates lignite coal mines and power plants; ii) a joint venture that performs steam generator and reactor vessel head replacements at nuclear power plants; iii) various joint ventures that perform management contracts for the DOE; and iv) various joint ventures that participate in infrastructure projects.  These entities are accounted for using the equity method of accounting.  Accordingly, their revenues are not recorded; instead, our portion of the earnings from these entities are recorded as equity in income of unconsolidated affiliates.  The related overhead expenses incurred by the Washington Division in supporting these unconsolidated affiliates have been classified as cost of revenues in the accompanying financial statements and footnote disclosures.

The Washington Division’s operating income for the nine months ended September 26, 2008 of $165.5 million includes $26.8 million of amortization of intangible assets, partially offset by $5.8 million of normal profit recognition on unfavorable contracts established through the WGI acquisition.  (See Note 2, “Acquisition” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.)  Operating income for the nine months ended September 26, 2008 reflects earnings associated with the increased revenues discussed above as well as earning higher performance-based fees and incentives on various projects, including $17.7 million of earnings on a DOE nuclear waste processing facility construction project as a result of a firm offer by the DOE to modify the overall fee and structure.  The higher earnings were partially offset by charges of $27.9 million on an oil and gas construction project that has experienced cost increases and schedule delays.  (See Common Sulfur Project under Note 9, “Commitments and Contingencies” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.)

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(In millions)	September 26, 2008	September 28, 2007
Cash flows from operating activities	$263.1	$148.9
Cash flows from investing activities	(106.6)	(28.7)
Cash flows from financing activities	(191.4)	(68.5)

During the nine months ended September 26, 2008, our primary sources of liquidity were cash flows from operating activities.  Our primary uses of cash were to fund our working capital and capital expenditures and to make mandatory and advanced payments on our debt.  We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as service our debt, for the next twelve months and beyond.  The global economic turmoil caused by the decline in the housing market and constraints in the credit market have had a significant adverse impact on a number of financial institutions.  At this point in time, our liquidity has not been materially impacted by the current credit environment.  We cannot predict with any certainty the future impact any disruption in the credit environment may have on our liquidity; however, we will continue to closely monitor the effects of the credit markets on our liquidity.  If we experience a significant change in our business that requires dramatically more liquid capital, we would need to acquire additional sources of financing.  Although no assurance can be given, especially in light of the current weak conditions of the credit market, we expect that we will be able to obtain adequate resources to address significant changes in our business at reasonable rates and terms.

Billings and collections on accounts receivable can affect our operating cash flows.  Our management has placed significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivable as of September 26, 2008 and has deemed it to be adequate; however, economic and other conditions may adversely impact some of our clients’ ability or timeliness in paying our bills.  Consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  Billings in excess of costs and accrued earnings on contracts in process as of September 26, 2008 and December 28, 2007 were $228.2 million and $296.8 million, respectively.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  We expect to use a portion of our surplus cash flows from operating activities to pay down a portion of our long-term debt.

Operating Activities

The increase in cash flows from operating activities for the nine months ended September 26, 2008, compared to the nine months ended September 28, 2007, was primarily due to the following:

•	an increase in net income;

•	a decrease in income tax payments resulting from the utilization of tax net operating losses from the WGI acquisition; and

•	an increase in insurance reserve and minority interests in income of consolidated subsidiaries, offset, in part, by;

•	the timing of payments from clients on accounts receivables, and the timing of payments to vendors and subcontractors; and

•	an increase in interest payments.

Investing Activities

With the exception of the construction and mining activities of the Washington Division, our businesses are not capital intensive.  Our construction and mining activities require the use of heavy equipment; some of this equipment is acquired, while the remainder is leased.  Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs.  Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the nine months ended September 26, 2008 and September 28, 2007 were $62.3 million and $22.4 million, respectively.  The decrease in cash flows from investing activities for the nine months ended September 26, 2008 was primarily due to an increase in purchases of capital expenditures, an increase in investments in unconsolidated affiliates, and an increase in business acquisitions, offset by proceeds from the disposal of property and equipment and sale-and-leaseback transactions.

Financing Activities

The decrease in net cash flows from financing activities was primarily due to advance debt payments made on our Senior Secured Credit Facility (“2007 Credit Facility”).  Our next mandatory debt payment will be due in the fourth quarter of 2010.  The remaining decrease was primarily due to purchase of treasury stock, offset by proceeds from employee stock purchases and exercises of stock options and the net change in book overdrafts.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of September 26, 2008.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other

2007 Credit Facility (1)	$1,105.0	$—	$96.3	$1,008.7	$—	$—
Capital lease obligations and equipment notes (1)	18.6	8.1	8.4	2.1	—	—
Notes payable, foreign credit lines and other indebtedness (1)	30.6	10.0	16.0	4.6	—	—
Total debt	1,154.2	18.1	120.7	1,015.4	—	—
Operating lease obligations (2)	607.4	155.0	247.7	136.8	67.9	—
Pension and other retirement plans funding requirements (3)	248.8	33.7	52.6	41.7	120.8	—
Purchase obligations (4)	14.0	6.4	7.6	—	—	—
Interest (5)	226.5	58.5	118.1	49.9	—	—
Asset retirement obligations (6)	4.3	0.7	1.1	1.4	1.1	—
Other contractual obligations (7)	41.0	12.5	2.5	0.3	—	25.7
Total contractual obligations	$2,296.2	$284.9	$550.3	$1,245.5	$189.8	$25.7

(1)	Amounts shown exclude unamortized debt issuance costs of $16.9 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.7 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

(4)	Purchase obligations consist primarily of software maintenance contracts.

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

Off-balance Sheet Arrangements

In the ordinary course of business, we may use off-balance sheet arrangements if we believe that such an arrangement would be an efficient way to lower our cost of capital or help us manage the overall risks of our business operations.  We do not believe that such arrangements have had a material adverse effect on our financial position or our results of operations.

The following is a list of our off-balance sheet arrangements:

•
As of September 26, 2008, we had $235.3 million in standby letters of credit under our 2007 Credit Facility.  We use letters of credit primarily to support contract performance obligations, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our unconsolidated joint ventures in the event of a default by the joint venture.  This joint venture was formed in the ordinary course of business to perform a contract for the U.S. federal government.  The term of the guarantee was equal to the remaining term of the underlying credit facility.  As of September 26, 2008, the amount of the guarantee was $15.0 million.  The credit facility will be renewed on a month-to-month basis and the guarantee will be extended until the contract is completed, which is expected to be May 31, 2009.

•
We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of September 26, 2008.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

•
As of September 26, 2008, the amount of a guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $9.3 million.

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

•
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts.  We entered into these agreements primarily to support the project execution commitments of these entities.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts in progress and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated.  For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract.  Remaining billable amounts could be greater or less than the cost to complete.  In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

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

2007 Credit Facility

Our 2007 Credit Facility consists of two term loan facilities in the original aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  In June 2008, we entered into the first amendment to the 2007 Credit Facility, which allows us to repurchase up to one million shares of our common stock annually, provided that we maintain designated financial criteria.  During the three months ended September 26, 2008, we repurchased one million shares of our common stock as permitted by the amended 2007 Credit Facility.

As of September 26, 2008 and December 28, 2007, the outstanding balance of the term loan A was $866.3 million and $999.6 million at interest rates of 4.73% and 6.79%, respectively.  As of both September 26, 2008 and December 28, 2007, the outstanding balance of the term loan B was $238.7 million and $275.4 million at interest rates of 5.73% and 7.54%, respectively.  We did not have any amounts outstanding under our revolving line of credit as of September 26, 2008 and December 28, 2007.  As of September 26, 2008, we were in compliance with the covenants of the 2007 Credit Facility.

Revolving Line of Credit

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Nine Months Ended September 26, 2008	Year Ended December 28, 2007
Effective average interest rates paid on the revolving line of credit	5.7%	8.2%
Average daily revolving line of credit balances	$0.3	$2.3
Maximum amounts outstanding at any one point in time	$7.7	$40.3

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of September 26, 2008 and December 28, 2007, we had outstanding amounts of $30.6 million and $29.7 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes were approximately 6.0% and 6.5% as of September 26, 2008 and December 28, 2007, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of September 26, 2008 and December 28, 2007, we had $16.2 million and $15.0 million in lines of credit available under these facilities, respectively.  The amount outstanding under foreign lines of credit totaled $0.8 million as of September 26, 2008.  There was no amount outstanding as of December 28, 2007.

Capital Leases.  As of September 26, 2008 and December 28, 2007, we had approximately $18.6 million and $22.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Other Activities

Derivative Financial Instruments.  As of September 26, 2008 and December 28, 2007, the fair values of our interest rate swap liabilities were $6.7 million and $3.9 million, respectively.  The increase in these liabilities was due to falling short-term market interest rates.  The short-term portion of the swap liabilities was recorded in accrued expenses and other on our Condensed Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in other long-term liabilities.  The adjustments to fair values of the swap liabilities were recorded in accumulated other comprehensive income.  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps were deemed to be an effective hedge.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended December 28, 2007.  There were no material changes to these critical accounting policies during the nine months ended September 26, 2008.

ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this statement were subsequently issued.  FSP No. 157-1, issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or , “Business Combinations (Revised 2007)” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP will be effective for us in fiscal year 2009.  Accordingly, our adoption of SFAS 157 on December 29, 2007 was limited to financial assets and liabilities and did not have a material impact on our consolidated financial position, results of operations or cash flows.  We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities of our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the items for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 became effective for us as of the beginning of our fiscal year 2008.  We did not elect the fair value option for any financial assets or liabilities during the nine months ended September 26, 2008.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP states that share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting is a participating security and should be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  Our 2008 Equity Incentive Plan and related stock award agreements provide that unvested restricted stock units and unvested restricted stock awards may include nonforfeitable dividend rights and, consequently, are participating securities as defined in this FSP.  This FSP will be effective for us beginning in our fiscal year 2009.  We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have three floating-for-fixed interest rate swaps with notional amounts totaling $900.0 million to hedge against changes in floating interest rates.  The notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on outstanding indebtedness of $1.1 billion under our 2007 Credit Facility at September 26, 2008, if market rates average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $3.3 million.  Conversely, if market rates average 1% lower in the next twelve months, our net-of-tax interest expense would decrease by approximately $3.3 million.  This analysis is computed taking into account our current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $500 million expiring in January 2009.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries.  We currently have no foreign currency hedges.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  We had $13.4 million of foreign currency translation loss, net of tax, and $0.7 million of foreign currency translation gains, net of tax, for the three months ended September 26, 2008 and September 28, 2007, respectively. We had $8.0 million of foreign currency translation loss, net of tax, and $3.9 million of foreign currency translation gains, net of tax, for the nine months ended September 26, 2008 and September 28, 2007, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Exchange Act) for our company.  Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in the reports that we filed or submitted to the SEC under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 26, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending.  If the economy weakens, then our revenues, profits and our financial condition may rapidly deteriorate.

If the economy remains weak or declines further or government spending is reduced, then our revenues, book of business, net income and overall financial condition may deteriorate.  Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects.  For example, there was a decrease in our URS Division revenues of $77.9 million, or 3.4%, in fiscal year 2002 compared to fiscal year 2001 as a result of the general economic decline.

The global economic turmoil caused by the decline in the housing market and constraints in the credit market may cause clients to delay, curtail or cancel proposed and existing projects; thus decreasing the overall demand for our services and weakening our financial condition.

Our clients may be impacted by the global economic turmoil caused by the decline in the housing market and constraints in the credit market.  As a result, they may delay, curtail or cancel proposed and existing projects; thus decreasing the overall demand for our services and adversely impacting our liquidity.  The current economic volatility has also made it very difficult for us to predict its impact on our business or to forecast our business and financial trends.  In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  For example, an increase in home foreclosures or the decline in home values may result in a decrease in state and local tax revenue that could lead to lower state and local government spending for our services.  Also, our clients may find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  Any inability to timely collect our invoices may lead to an increase in our account receivables and potentially to increased write-offs of uncollectible invoices.  Also, global demand for commodities has increased the costs for some raw materials, which may increase the overall project cost and more rapidly deplete the funds already allocated to be spent on projects.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic turmoil, which could harm our operations and significantly reduce our expected profits and revenues.

If we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.  We account for all contract awards that may eventually be recognized as revenues as our “book of business,” which includes backlog, designations, option years and indefinite delivery contracts (“IDCs”).  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued under IDCs.  As of September 26, 2008, our book of business was estimated at approximately $33.1 billion, which included $18.0 billion of our backlog.  Our designations consist of projects that clients have awarded to us, but for which we do not yet have signed contracts.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of the current economic turmoil.

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

As a government contractor, we enter into many contracts, such as our projects with the DOE at the Hanford River Corridor Closure Project and the Idaho Cleanup Projects.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the U.S. Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”) and the Services Contract Act security regulations, as well as many other laws and regulations.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards.  For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

The completion of our merger with WGI substantially increased our indebtedness, which could adversely affect our liquidity, cash flows and financial condition.

On November 15, 2007, in order to complete the WGI acquisition, we entered into the 2007 Credit Facility, which provides for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  All loans outstanding under the 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR plus, in each case, an applicable margin.  The applicable margin will adjust to a leverage-based performance pricing grid based on our Consolidated Leverage Ratio.  As of September 26, 2008, our outstanding balance under the 2007 Credit Facility was $1.1 billion.  We have hedged $900.0 million of our 2007 Credit Facility using floating-for-fixed interest rate swaps.  The $900.0 million notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on assumed interest rates and the Consolidated Leverage Ratio (our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization), our debt service obligations, comprised of interest during the next twelve months will be approximately $55.6 million, excluding amortization of financing fees, FIN 48 interest expense and other interest expense not related to the term loan facilities.  If our Consolidated Leverage Ratio is higher than assumed, our interest expense and unused revolving line of credit fees will increase.  Based on the expected outstanding indebtedness of approximately $1.1 billion under the 2007 Credit Facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $3.3 million, respectively.  This analysis is computed based on our current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $500 million expiring in January 2009.  The result of this analysis would change if the underlying assumptions were modified.  As a result of this increase in debt, demands on our cash resources will increase.  The increased level of debt could, among other things:

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

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries.  Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations.  Legal restrictions, including state and local tax regulations and contractual obligations associated with secured loans, such as equipment financings, could restrict or impair our subsidiaries’ ability to pay dividends or make loans or other distributions to us.  The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.  As of September 26, 2008, our debt service obligations, comprised of interest during the next twelve months, are estimated to be approximately $55.6 million, excluding amortization of financing fees, FIN 48 interest expense and other interest expense not related to the term loan facilities.  Based on the current outstanding indebtedness of $1.1 billion under our 2007 Credit Facility, of which $0.2 billion is unhedged, if market rates were to average 1% higher during that same twelve-month period, our net of tax interest expense would increase by approximately $3.3 million.  This analysis is computed based on our current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $500 million expiring in January 2009.  The result of this analysis would change if the underlying assumptions were modified.

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

Because we depend on federal governments for a significant portion of our revenues, our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues significantly.

Revenues from our federal market sector represented approximately 35% of our total revenues for the nine months ended September 26, 2008.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year client funding for some of our government contracts may rely on government appropriations or public-supported financing. If adequate public funding is delayed or is not available, then our profits and revenues could decline.

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

A decline in our stock price and market capitalization (such as our recent stock price decline) could result in an impairment of a material amount of our goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.7 billion as of September 26, 2008.  We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists.  Goodwill is deemed to be impaired if the net book value exceeds the estimated fair value.  Any impairment charges will reduce our earnings.  Goodwill impairment analysis and measurement is a process that requires significant judgment and considers a number of variables.  If our goodwill or intangible assets were to become impaired, we would be required to write off the impaired amount, which would reduce our profits.

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

Because of the nature of our contracts, at times we may commit resources in a client’s projects before receiving any payments to cover our expenditures.  Client payment delays may require us to make a working capital investment, which could impact our liquidity.  The current tightening of credit could exacerbate this risk, as more clients may be unable to secure sufficient credit to pay their invoices when due.  If a client defaults in making its payments on a project to which we have devoted significant resources, it could have an adverse effect on our financial position and liquidity.

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

We engage in engineering and construction activities where design, construction or other failures can result in substantial injury or damages to third parties.  In addition, we may be exposed to other liability claims such as cost overruns, personal injury claims, property damage, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems.  Our business frequently requires us to make judgments and recommendations about environmental, structural, geotechnical and other conditions at project sites.  If our performance, judgments and recommendation are later found to be incomplete or incorrect, then we may be liable for the resulting damages.  We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our project or other matters.  See Note 9, “Commitments and Contingencies,” to our “Consolidated Financial Statements” included under Part I – Item 1 for a discussion of some of these legal proceedings.  These claims generally arise in the normal course of our business.  When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits.  Currently, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain exclusions that insurance providers may use to deny us insurance coverage. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Revenues under contracts with the DOD and other defense-related clients represented approximately 26.5% of our total revenues for the nine months ended September 26, 2008.  Past increases in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector is not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

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

As a professional and technical services company, we are labor intensive, and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success.  From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients.  For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels.  We may occasionally enter into contracts before we have hired or retained appropriate staffing for that project.  In addition, we rely heavily upon the expertise and leadership of our senior management.  Following the completion of our merger with WGI, our employees may experience uncertainty about their future with the combined company, which could adversely affect our ability to retain key personnel.  If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources in identifying, hiring and integrating new employees.  In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

As a multinational company, we have operations in more than 30 countries and we derived 9.4% of our revenues from international operations for the nine months ended September 26, 2008.  International business is subject to a variety of risks, including:

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

We rely on third-party software to run our critical accounting, project management and financial information systems.  For example, we relied on one software vendor’s products to process a majority of our total revenues for the nine months ended September 26, 2008.  We also depend on our third-party software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

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

As of September 26, 2008, approximately 13% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefits expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

In addition to the macroeconomic factors that have recently affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price.  The timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors or any other material announcements could affect our stock price.  Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements’ attention and resources, which could adversely affect our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the third quarter of 2008.

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 28, 2008 – July 25, 2008	11	$41.28	—	—
July 26, 2008 – August 22, 2008	231	45.56	—	—
August 23, 2008 – September 26, 2008	1,001	42.30	1,000	2,202
Total	1,243		1,000	2,202

(1)
All purchases, except for purchases under our stock repurchase program discussed in (2) below, were made pursuant to our 1991 Stock Incentive Plan, our 1999 Equity Incentive Plan and our 2008 Equity Incentive Plan (“Stock Incentive Plans”), which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that allowed the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our Stock Incentive Plans and ESPP for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  Our stock repurchase program will terminate on January 1, 2010.  Pursuant to our 2007 Credit Facility, we were subject to covenants that limited our ability to repurchase our common stock.  However, on June 19, 2008, we amended our 2007 Credit Facility so that, if we maintained designated financial criteria, we were allowed to repurchase up to one million shares of common stock annually.  Pursuant to the Board-approved stock repurchase program and our amended 2007 Credit Facility, we completed the repurchase of one million shares during the third quarter of 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

 (a)                 Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008

3.02	By-laws of URS Corporation as amended and restated on September 5, 2008.	8-K	3.02	9/11/2008

10.1	Employment Agreement between URS Corporation and Thomas H. Zarges, dated as of August 7, 2008.				X*

31.1	Certification of URS Corporation's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of URS Corporation's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of URS Corporation's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: November 5, 2008	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller
and Chief Accounting Officer

Exhibit No.	Description
10.1	Employment Agreement between URS Corporation and Thomas H. Zarges, dated as of August 7, 2008.

31.1	Certification of URS Corporation's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of URS Corporation's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of URS Corporation's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.