Form 10-K
period 2009-01-02
URS CORP /NEW/
filed 2009-03-03
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2009
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

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

Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on February 23, 2009 and June 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,592.4 million and $3,594.1 million, respectively, based upon the closing sales price of the registrant’s common stock on such date as reported in the consolidated transaction reporting system.  On February 23, 2009, and June 27, 2008, there were 84,959,436 shares and 84,300,528 shares of the registrant’s common stock outstanding, respectively.

Documents Incorporated by Reference
Part III incorporates information by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

URS CORPORATION AND SUBSIDIARIES
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenues, services and other business trends; future accounting policies and actuarial estimates; future adjustments to intangible assets and goodwill; future income taxes; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees and contingencies; future capital resources; future sale of our MIBRAG affiliate; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions.  However, such forward-looking statements by their nature involve risks and uncertainties.  We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: economic weakness and declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; impairment of our goodwill; impact of our liquidity constraints upon us or upon our clients; our leveraged position and the ability to service our debt; restrictive covenants in our Credit Facility; our ability to procure government contracts; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors’ and suppliers; customer payment defaults; our ability to recover on claims; availability of bonding and insurance; integration of acquisitions; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; nuclear energy indemnification; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; retirement plan obligations; risks associated with international operations; business activities in high security risk countries; third party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 36, Risk Factors beginning on page 17, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

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

In November 2007, we acquired Washington Group International, Inc. (“WGI”), a provider of program management, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services with more than 25,000 employees worldwide.  A majority of the operations of WGI have become the Washington Division of URS Corporation.  The acquisition enhanced our ability to provide integrated engineering and construction services throughout the project life cycle – from planning, design and engineering through construction to operations and maintenance.  The acquisition also enhanced our ability to compete in the power and nuclear management markets, as well as in the transportation, mining, defense and industrial infrastructure and process markets.

As a result of the acquisition of WGI, we provide services through three operating divisions:  the URS Division, the EG&G Division and the Washington Division.  Our URS Division provides a comprehensive range of professional program management, planning, design, engineering, construction and construction management, and operations and maintenance services to various government agencies and departments in the U.S. and internationally, as well as to private industry clients.  Our EG&G Division provides program management, planning, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure services to various U.S. federal government agencies, primarily the Departments of Defense (“DOD”) and Homeland Security (“DHS”).  Our Washington Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to government agencies and departments in the U.S. and internationally, as well as to private sector clients.

At the beginning of our 2008 fiscal year, we realigned several of our operations to consolidate businesses serving the same markets or clients in the division most capable of successfully addressing these markets or clients.  This realignment included transferring the majority of the URS Division’s interest in the Advatech, LLC. (“Advatech”) joint venture, which provides emissions control services for coal-fired power plants, to the Washington Division and transferring the Washington Defense Group to the EG&G Division, as well as the realignment of some smaller businesses.  Unless otherwise expressly stated, the information included throughout this report reflects the reclassification of prior years’ segment information to conform to the current year’s presentation.

For information on our business by segment and geographic region, please refer to Note 10, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data,” which is included under Item 8 of this report and incorporated into this Item by reference.  For information on risks related to our business, segments and geographic regions, including risks related to foreign operations, please refer to Item 1A, “Risk Factors” of this report.

Clients, Market Sectors and Services

Through our network of offices across the U.S. and in more than 30 countries, we provide services to a broad range of domestic and international clients, including U.S. federal government agencies, national governments of other countries, state and local government agencies both in the U.S. and in international locations, and private sector clients representing a broad range of industries.

Our expertise is focused in four market sectors:  power, infrastructure, federal, and industrial and commercial.  Within these markets, we offer a broad range of services, including program management; planning, design and engineering; systems engineering and technical assistance; construction and construction management; operations and maintenance; and decommissioning and closure.

The following chart and table illustrate the percentage of our revenues by market sector for the year ended January 2, 2009, and the services we provide in each of these markets.

Market Sector	% of Revenues	Representative Services
Power	19%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance • Decommissioning and Closure
Infrastructure	17%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance
Federal	35%
• Program Management
• Planning, Design and Engineering
• Systems Engineering and Technical Assistance
• Construction and Construction Management
• Operations and Maintenance
• Decommissioning and Closure

Industrial & Commercial	29%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance • Decommissioning and Closure

Market Sectors

The following table summarizes the primary market sectors served by our three divisions for the year ended January 2, 2009.

Market Sector	URS Division	EG&G Division	Washington Division
Power	✓	—	✓
Infrastructure	✓	—	✓
Federal	✓	✓	✓
Industrial & Commercial	✓	—	✓

✓	a primary market sector for the division.
—	not a primary market sector for the division.

Power

We plan, design, engineer, construct, retrofit and maintain a wide range of power-generating facilities, as well as the systems that transmit and distribute electricity.  Our services include planning, siting and licensing, permitting, engineering, procurement, construction and construction management, facility start-up, operations and maintenance, upgrades and modifications, and decommissioning and closure.  We provide these services to utilities, industrial co-generators, independent power producers, original equipment manufacturers and government utilities.  We also specialize in the development and installation of clean air technologies that reduce emissions at both new and existing fossil fuel power plants.  These technologies help power-generating facilities comply with air quality regulations.

Our project expertise in the power market sector encompasses:

•	Fossil fuel power generating facilities;

•	Nuclear power generating facilities;

•	Hydroelectric power generating facilities;

•	Alternative and renewable energy sources, including biomass, geothermal, solar energy and wind systems;

•	Transmission and distribution systems; and

•	Emissions control systems.

Infrastructure

We provide a broad range of the services required to build, expand and modernize infrastructure, including surface, air and rail transportation networks; ports and harbors; water supply, treatment and conveyance systems; and many types of facilities.  We serve as the program manager, planner, architect, engineer, general contractor, constructor and/or construction manager for a wide variety of infrastructure projects, and we also provide operations and maintenance services when a project has been completed.

Our clients in the infrastructure market sector include local municipalities, community planning boards, state and municipal departments of transportation and public works, transit authorities, water and wastewater authorities, environmental protection agencies, school boards and authorities, colleges and universities, judiciary agencies, hospitals, ports and harbors authorities and owners, airport authorities and owners, and airline carriers.

Our project expertise in the infrastructure market sector encompasses:

•	Highways, interchanges, bridges, tunnels and toll road facilities;

•	Intelligent transportation systems, such as traffic management centers;

•	Airport terminals, hangars, cargo facilities and people movers;

•	Air traffic control towers, runways, taxiways and aircraft fueling systems;

•	Baggage handling, baggage screening and other airport security systems;

•	Light rail, subways, bus rapid transit systems, commuter/intercity railroads, heavy rail and high-speed rail systems;

•	Rail transportation structures, including terminals, stations, multimodal facilities, parking facilities, bridges and tunnels;

•	Piers, wharves, seawalls, recreational marinas and small craft harbors;

•	Container terminals, liquid and dry bulk terminals and storage facilities;

•	Water supply, storage, distribution and treatment systems;

•	Municipal wastewater treatment and sewer systems;

•	Levees, watershed and stormwater management, flood control systems and coastal restoration;

•	Education, judicial, correctional, health care, retail, sports and recreational facilities; and

•	Industrial, manufacturing, research and office facilities.

Federal

As a major contractor to the U.S. federal government and national governments of other countries, we serve a wide variety of government departments and agencies, including the DOD, DHS, Department of Energy (“DOE”), as well as the General Services Administration, the Environmental Protection Agency, the National Aeronautics and Space Administration and other federal agencies.  We also serve departments and agencies of other national governments, such as the United Kingdom (“U.K.”) Nuclear Decommissioning Authority (“NDA”).  Our services range from program management; planning, design and engineering; and systems engineering and technical assistance to construction and construction management; operations and maintenance; and decommissioning and closure.

We modernize weapons systems, refurbish military vehicles and aircrafts, train pilots and manage military and other government installations.  We provide logistics support for military operations and help decommission former military bases for redevelopment.  In the area of global threat reduction, we support programs to eliminate nuclear, chemical and biological weapons, and we assist the DOE and other nuclear regulatory agencies outside the U.S. in the management of complex programs and facilities.

Our project expertise in the federal market sector encompasses:

•	Operation and maintenance of complex government installations, including military bases and test ranges;

•	Logistics support for government supply and distribution networks, including warehousing, packaging, delivery and traffic management;

•	Weapons system design, maintenance and modernization, including acquisition support for new defense systems, and engineering and technical assistance for the modernization of existing systems;

•	Maintenance planning to extend the service life of weapons systems and other military equipment;

•	Maintenance, modification and overhaul of military aircraft and ground vehicles;

•	Undergraduate and graduate-level training for military pilots of fixed-wing and rotary-wing aircraft;

•	Management and operations and maintenance services for complex DOE programs and facilities;

•	Deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear waste;

•	Safety analyses for high-hazard facilities and licensing for DOE sites;

•	Threat assessments of public facilities and the development of force protection and security systems;

•	Planning and conducting emergency preparedness exercises;

•	First responder training for the military and other government agencies;

•	Management and operations and maintenance of chemical agent and chemical weapon disposal facilities;

•	Planning, design and construction of aircraft hangars, barracks, military hospitals and other government buildings; and

•	Environmental remediation and restoration for the redevelopment of military bases and other government installations.

Industrial & Commercial

We provide a wide range of engineering, procurement and construction services for new industrial and commercial infrastructure and process facilities and the expansion, modification and upgrade of existing facilities.  These services include front-end studies, engineering and process design, procurement, construction and construction management, facility management, and operations and maintenance.  Our expertise also includes due diligence, permitting, compliance, environmental management, pollution control, health and safety, waste management and hazardous waste remediation.  For facilities that are no longer in use, we provide site decommissioning and closure services.

Our industrial and commercial clients represent a broad range of industries, including automotive, chemical, consumer products, pharmaceutical, manufacturing, mining, power, oil and gas, and pipelines.  Over the past several years, many of these companies have reduced the number of service providers they use, selecting larger, global multi-service contractors, like URS, in order to control overhead costs.

Our project expertise in the industrial and commercial market sector encompasses:

•	Oil and gas refineries, processing and storage facilities, and pipelines;

•	Biotechnology and pharmaceutical research laboratories, pilot plants and production facilities;

•	Petrochemical, specialty chemical and polymer facilities;

•	Consumer products and food and beverage production facilities;

•	Automotive and other manufacturing facilities;

•	Pulp and paper production facilities; and

•	Mines and mining facilities for base and precious metals, industrial minerals and energy fuels.

Representative Services

We provide program management, planning, design and engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government agencies, national governments of other countries, state and local government agencies both in the U.S. and overseas, and private sector clients representing a broad range of industries.  Although we are typically the prime contractor, in some cases, we provide services as a subcontractor or through joint ventures or partnership agreements with other service providers.

The following table summarizes the services provided by our URS, EG&G and Washington Divisions for the year ended January 2, 2009.

Services	URS Division	EG&G Division	Washington Division
Program Management	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓
Systems Engineering and Technical Assistance	—	✓	—
Construction and Construction Management	✓	✓	✓
Operations and Maintenance	✓	✓	✓
Decommissioning and Closure	✓	✓	✓

✓	the division provides the listed service.
—	the division does not provide the listed service.

Program Management.  We provide the technical and administrative services required to manage, coordinate and integrate the multiple and concurrent assignments that comprise a large program – from conception through completion.  For large military programs, which typically involve naval, ground, vessel and airborne platforms, our program management services include logistics planning, acquisition management, risk management of weapons systems, safety management and subcontractor management.  We also provide program management services for large capital improvement programs, which include planning, coordination, scheduling and cost control, and design, construction and commissioning oversight.

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

We provide planning, design and engineering services for the construction of new transportation projects and for the renovation and expansion of existing transportation infrastructure, including bridges, highways, roads, airports, mass transit systems and railroads, and ports and harbors.  We also plan and design many types of facilities, such as schools, courthouses and hospitals; power generation, industrial and commercial facilities; waste treatment and disposal facilities; water supply and conveyance systems and wastewater treatment plants; and corporate offices and retail outlets.  Our planning, design and engineering capabilities also support homeland defense and global threat reduction programs; hazardous and radioactive waste clean-up activities at government sites and facilities; and environmental assessment, due diligence and permitting at government, commercial and industrial facilities.  We also provide planning, design and engineering support to U.S. federal government clients for major research and development projects, as well as for technology development and deployment.

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

Operations and Maintenance.  We provide operations and maintenance services in support of large military installations and operations, and hazardous facilities, as well as for transportation systems, industrial and manufacturing facilities, and mining operations.  Our services include:

•	Management of military base logistics including overseeing the operation of government warehousing and distribution centers, as well as government property and asset management;

•	Maintenance, modification, overhaul and life service extension services for military vehicles, vessels and aircraft;

•	Management, maintenance and operation of chemical agent and chemical weapons disposal systems;

•	Comprehensive military flight training services;

•	Development and maintenance of high security systems;

•	Management of high-risk, technically complex chemical and nuclear processing facilities;

•	Integrated facilities management for industrial and manufacturing facilities;

•	Toll road, light rail and airport operations;

•	Operating mine and metal and mineral processing facilities; and

•	Other miscellaneous services such as staffing, repair, renovation, predictive and preventive maintenance, and health and safety services.

Decommissioning and Closure.  We provide decommissioning and closure services for nuclear power plants, nuclear research and test facilities, production sites and laboratories.  Many of these facilities have been highly contaminated and contain significant inventories of chemical and nuclear materials.  We also provide decommissioning and closure services for the DOD at chemical weapons depots and for military installations under the DOD’s Base Realignment and Closure program, as well as for industrial facilities and mining operations.  Our services include:

•	Planning, scoping surveys and cost estimating;

•	Due diligence and permitting;

•	Environmental remediation;

•	Hazardous chemical and nuclear waste stabilization treatment and disposition;

•	Construction/demolition management; and

•	Redevelopment and reuse.

Major Customers

Our largest clients are in our federal market sector (35% of our consolidated 2008 revenues).  We have multiple contracts with the U.S. Army, our largest customer, who contributes 16% of our consolidated 2008 revenues.  The loss of the federal government or the U.S. Army as clients would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 35% of our consolidated revenues.  The different federal agencies manage separate budgets.  As such, spending reductions by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

	Year Ended
(In millions)	January 2, 2009	December 28, 2007	December 29, 2006
The U.S. Army (1)
URS Division	$110.1	$111.5	$107.8
EG&G Division (2)	1,407.1	835.8	735.2
Washington Division (2)	121.8	15.3	—
Total U.S. Army	$1,639.0	$962.6	$843.0

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

(2)
We revised and conformed the prior year’s amount to our current year’s reporting segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the year ended December 28, 2007 are not comparable to the results for the year ended January 2, 2009, and are comprised of the amounts that represent the result of the realignment of our operations among our divisions as previously discussed.

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

We believe that we are well positioned to compete in our markets because of our reputation, our cost effectiveness, our long-term client relationships, our extensive network of offices, our employee expertise, and our broad range of services.  We are a leading domestic and international engineering, construction and technical services firm and a major U.S. federal government contractor for systems engineering and technical assistance, operations and maintenance, and program management services.  We provide a comprehensive portfolio of services ranging from planning, engineering, and design through construction to operations and maintenance and decommissioning and closure.  In addition, as a result of our national and international network of offices and contract-specific job sites in more than 30 countries, we can offer our governmental and private sector clients localized knowledge and expertise that is backed by the support of our worldwide professional staff.

The competitive environments in which our divisions operate are described below:

URS Division.  The URS Division competes primarily based on performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  The primary competitors of our URS Division include AECOM Technology Corporation, CH2M HILL Companies, Ltd., Fluor Corporation, Jacobs Engineering Group Inc., Parsons Brinckerhoff Inc., Tetra Tech, Inc., and The Shaw Group Inc.

EG&G Division.  The EG&G Division competes primarily based on performance, reputation, expertise, price, technology, customer relationships and range of service offerings.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  The primary competitors of our EG&G Division include Bechtel Corporation, Computer Sciences Corporation, DynCorp International LLC, ITT Corporation, KBR, Inc., L-3 Communications Corporation, Northrop Grumman Corporation, Parsons, and The Boeing Company.

Washington Division.  The Washington Division competes primarily based on performance, reputation, expertise, price, technology, customer relationships, range of service offerings, and domestic and international office networks.  Competitors range from small private firms to multi-billion dollar companies.  The primary competitors of our Washington Division include Bechtel Corporation, CB&I (Chicago Bridge & Iron Company N.V.), CH2M HILL Companies, Ltd., Foster-Wheeler Corporation, Fluor Corporation, Granite Construction Company, Jacobs Engineering Group Inc., KBR, Inc., Kiewit Corporation, McDermott International, Inc., Parsons, Parsons Brinckerhoff Inc., and The Shaw Group Inc.

Book of Business

We determine the value of all contract awards that may potentially be recognized as revenues or equity in income of unconsolidated joint ventures over the life of the contracts.  We categorize the value of our book of business into backlog, designations, option years and indefinite delivery contracts (“IDCs”), based on the nature of the award and its current status.  Generally, government contracts include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at their convenience any time prior to contract completion.

Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues or equity in income of unconsolidated joint ventures when future services are performed.

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

While the value of our book of business is a predictor of future revenues and equity in income of unconsolidated joint ventures, we have no assurance, nor can we provide assurance, that we will ultimately realize the maximum potential values for backlog, designations, option years or IDCs.  Based on our historical experience, our backlog has the highest likelihood of being converted into either revenues or equity in income of unconsolidated joint ventures because it is based upon signed and executable contracts with our clients.  Although there is a high probability that our designations will eventually convert into either revenues or equity in income of unconsolidated joint ventures, they are not as certain as backlog because our clients have not yet signed a contract with us.  Option years are not as certain as backlog because our clients may decide not to exercise one or more option years.  Because we do not perform work under IDCs until specific task orders are issued, the value of our IDCs are not as likely to convert into revenues or equity in income of unconsolidated joint ventures as other categories of our book of business.

The following tables summarize our book of business:

	As of
(In billions)	January 2, 2009	December 28, 2007
Backlog:
Power	$1.8	$1.8
Infrastructure	2.3	2.5
Industrial and commercial	2.9	3.9
Federal	10.2	9.4
Total backlog	$17.2	$17.6

(In billions)	URS Division	EG&G Division	Washington Division (1)	Total
As of January 2, 2009
Backlog	$2.8	$7.7	$6.7	$17.2
Designations	1.3	—	0.3	1.6
Option years	0.5	2.2	1.6	4.3
Indefinite delivery contracts	4.0	2.1	1.5	7.6
Total book of business	$8.6	$12.0	$10.1	$30.7

As of December 28, 2007 (1)
Backlog	$2.8	$7.4	$7.4	$17.6
Designations	1.4	—	1.7	3.1
Option years	0.7	1.5	0.2	2.4
Indefinite delivery contracts	4.1	0.9	0.7	5.7
Total book of business	$9.0	$9.8	$10.0	$28.8

(1)
We adjusted our backlog, designations, option years, and indefinite delivery contracts as of December 28, 2007 to reflect the use of the equity method for some of the unconsolidated joint ventures which were previously accounted for using the proportionate consolidation method by WGI prior to our acquisition.

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

Some environmental laws including the Resource Conservation and Recovery Act of 1976, as amended, and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), as well as other governmental laws can impose liability for the entire cost of the clean-up of contaminated facilities or sites upon present and former owners and operators as well as generators, transporters and persons arranging for the treatment or disposal of such substances.  While we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist.  Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials, and persons in affected areas may be injured or become ill, resulting in lawsuits that expose us to liability and may result in substantial damage awards against us.  Liabilities for contamination or human exposure to hazardous or toxic materials or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities.

Some of our business operations are covered by Public Law 85-804, which provides for indemnification by the U.S federal government against claims and damages arising out of unusually hazardous or nuclear activities performed at the request of the U.S. federal government.  Should public policies and laws be changed, however, U.S. federal government indemnification may not be available in the case of any future claims or liabilities relating to hazardous activities that we undertake to perform.

Government Procurement.  The services we provide to the U.S. federal government are subject to the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act, DOD security regulations and other rules and regulations applicable to government contracts, each as amended.  These laws and regulations affect how we transact business with our government clients and in some instances, impose added costs to our business operations.  A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts.  Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

Other regulations and requirements.  We provide services to the DOD and other defense-related entities that often require specialized professional qualifications and security clearances.  Our international business is also subject to the Foreign Corrupt Practices Act, as well as various export control, anti-boycott, and embargo laws.  In addition, as engineering design services professionals, we are subject to a variety of local, state, federal and foreign licensing and permit requirements and ethics rules.

Sales and Marketing

Our URS Division performs business development, sales and marketing activities primarily through our network of local offices around the world.  For large, market-specific projects requiring diverse technical capabilities, we utilize the companywide resources of specific disciplines.  This often involves coordinating marketing efforts on a regional, national or global level.  Our EG&G Division performs business development, sales and marketing activities primarily through its management groups, which address specific markets, such as homeland security and defense systems.  In addition, our EG&G Division coordinates national marketing efforts on large projects and for multi-division or multi-market scope efforts.  Our Washington Division conducts business development, sales and marketing activities at a business group or market level.  For large complex projects, markets or clients that require broad-based capabilities, business development efforts are coordinated across business groups and/or divisions.  Over the past year, our divisions have been successful in marketing their combined capabilities to win new work with clients in the various markets we serve.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues are typically lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours worked on projects and thus lesser revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as Hurricanes Gustav and Ike in 2008, which may cause some of our offices and projects to temporarily reduce activities.

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

Government Contracts

A substantial portion of our business is subject to renegotiation or termination of contracts or subcontracts at the discretion of the U.S. federal, state or local governments, and national governments of other countries.

Trade Secrets and Other Intellectual Property

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property.  We rely principally on a combination of trade secrets, confidentiality policies and other contractual arrangements to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable.  Trade secrets are generally difficult to protect.  Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information.  In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights.  Failure to obtain or maintain our intellectual property rights would adversely affect our competitive business position.  In addition, if we are unable to prevent third parties from infringing or misappropriating our intellectual property, our competitive position could be adversely affected.

Research and Development

We have not incurred any material costs for company-sponsored research and development activities.

Insurance

Generally, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; $140.0 million per loss for property; $40.0 million per loss for marine property and liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, property, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain certain exclusions and sublimits that insurance providers may use to deny or restrict coverage.

Excess liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.  We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Employees

The number of our employees will vary with the volume, type and scope of our operations at any given time.  As of January 30, 2009, we had more than 50,000 employees, including temporary or part-time workers.  The URS Division, the EG&G Division, and the Washington Division employed approximately 18,000, 15,000, and 17,000 persons (including temporary and part-time workers), respectively.  At various times, we have employed up to several thousand workers on a temporary or part-time basis to meet our contractual obligations.  Approximately 14% of our employees are covered by collective bargaining agreements, which are subject to amendment on various dates ranging from March 2009 to January 2014, or by specific labor agreements, which expire upon completion of the relevant project.

Executive Officers of the Registrant

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer (“CEO”), President and Director since May 1989; Chairman of the Board since June 1989.	69
Thomas W. Bishop	Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002; Director of Operations for the Construction Services Division from 1999 to 2002.	62
Reed N. Brimhall	Chief Accounting Officer since May 2005; Vice President and Corporate Controller since May 2003; Senior Vice President and Controller of Washington Group International, Inc. from 1999 to 2003.	55
H. Thomas Hicks	Vice President and Chief Financial Officer since March 2006; Vice President, Finance from September 2005 to March 2006; Managing Director of Investment Banking, Merrill Lynch from September 1997 to September 2005.	58
Gary V. Jandegian	President of the URS Division and Vice President since July 2003; Senior Vice President of URS Greiner Woodward-Clyde, Inc. from 1998 to July 2003.	56
Susan B. Kilgannon	Vice President, Communications since October 1999.	50
Joseph Masters	Vice President since July 1994; General Counsel since July 1997 and Corporate Secretary since March 2006.	52
Randall A. Wotring	President of the EG&G Division and Vice President since November 2004; Vice President and General Manager of Engineering and Technology Services of the EG&G Division from August 2002 to November 2004.	52
Thomas H. Zarges	Vice President since March 2008; President of the Washington Division since January 2008; Senior Executive Vice President Operations of the Washington Division from November 2007 through January 2008; Senior Executive Vice President – Operations of Washington Group International, Inc. from October 2002 through November 2007.	60

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

On June 5, 2008 we submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A.12(a) of the NYSE Listed Company Manual.  In addition we are filing as exhibits to this Annual Report on Form 10-K the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.  RISK FACTORS

In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following factors also could affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending.  If the economy remains weak or client spending declines further, then our revenues, profits and our financial condition may deteriorate.

If the economy remains weak, as has been widely forecast, or client spending declines further, then our revenues, book of business, net income and overall financial condition may deteriorate.  In light of current macroeconomic conditions, we are projecting declines in revenues in our power and industrial and commercial market sectors for 2009.  Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in clients delaying, curtailing or canceling proposed and existing projects.  For example, there was a decrease in our URS Division revenues of $77.9 million, or 3.4%, in fiscal year 2002 compared to fiscal year 2001 as a result of the general economic decline.

The global economic conditions caused by the decline in the worldwide economy and constraints in the credit market may cause clients to delay, curtail or cancel proposed and existing projects; thus decreasing the overall demand for our services and weakening our financial results.

Our clients have been impacted by the global economic conditions caused by the decline in the overall economy and constraints in the credit market.  As a result, some clients have and may continue to delay, curtail or cancel proposed and existing projects; thus decreasing the overall demand for our services and adversely impacting our results of operations.  The current economic volatility has also made it very difficult for us to predict the short-term and long-term impacts on our business and made it more difficult to forecast our business and financial trends.  In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  For example, an increase in home foreclosures or the decline in home values may result in a decrease in state and local tax revenue that could lead to lower state and local government spending for our services.  Also, our clients may find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  Any inability to timely collect our invoices may lead to an increase in our accounts receivables and potentially to increased write-offs of uncollectible invoices.  Also, rapid changes to the prices of commodities make it difficult for our clients and us to project future capital expenditures on projects.  For example, oil and gas clients are reducing their capital expenditures as a result of a decline in oil prices.  Lastly, ongoing credit constraints in the market could limit our ability to access credit markets in the future and, therefore, impact our liquidity.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and significantly reduce our expected profits and revenues.

If we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.  We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, designations, option years and IDCs.  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.  As of January 2, 2009, our book of business was estimated at approximately $30.7 billion, which included $17.2 billion of our backlog.  Our designations consist of projects that clients have awarded to us, but for which we do not yet have signed contracts or, where applicable, a notice to proceed.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process and would be cancelled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of the current economic conditions.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 35% of our total revenues for the year ended January 2, 2009.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with FAR, the Truth in Negotiations Act, CAS and the Services Contract Act security regulations, as well as many other laws and regulations.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards.  For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

If our goodwill or intangible assets become impaired, then our profits may be reduced.

A decline in our stock price and market capitalization (such as our recent stock price decline) could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.7 billion as of January 2, 2009.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist.  Goodwill is deemed to be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the units’ goodwill.  Goodwill impairment analysis and measurement is a process that requires significant judgment and considers a number of variables.  If market and economic conditions deteriorate further or if continued volatility in the financial markets causes further declines in our stock price, increases our weighted-average cost of capital, changes cash flow multiples or other inputs to our goodwill assessment, our goodwill may require testing for impairment between our annual testing periods.

Two of our reporting units that have recorded an aggregate of $704 million of our goodwill have fair values in excess of their carrying values of approximately 6%.  It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions and estimates we made in assessing the fair value of our goodwill, could cause these or other reporting units to become impaired.  If our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.

The completion of our merger with WGI substantially increased our indebtedness, which could adversely affect our liquidity, cash flows and financial condition.

On November 15, 2007, in order to complete the WGI acquisition, we entered into the Senior Secured Credit Facility (“2007 Credit Facility”), which provided for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  All loans outstanding under the 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR plus, in each case, an applicable margin.  The applicable margin will adjust to a leverage-based performance pricing grid based on our Consolidated Leverage Ratio.  As of January 2, 2009, our outstanding balance under the 2007 Credit Facility was $1.1 billion.  We have hedged $400.0 million of interest payments on our 2007 Credit Facility borrowings using floating-for-fixed interest rate swaps.  The $400.0 million notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on assumed interest rates and the Consolidated Leverage Ratio (our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization), our debt service obligations, consisting of interest during the next twelve months, will be approximately $50.6 million, excluding amortization of financing fees, tax-related interest expense and other interest expense not related to the term loan facilities.  If our Consolidated Leverage Ratio is higher than assumed, our interest expense and unused revolving line of credit fees will increase.  Based on the expected outstanding indebtedness of approximately $1.1 billion under the 2007 Credit Facility, if market rates were to average 1% higher or lower during that same twelve-month period, our net-of-tax interest expense would increase or decrease by approximately $4.0 million, respectively.  This analysis is computed taking into account the current outstanding balance of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $200 million expiring in December 2009.  The result of this analysis would change if the underlying assumptions were modified.  As a consequence of the increase in our indebtedness resulting from the WGI acquisition, demands on our cash resources have increased and potentially could further increase.  The increased level of debt relative to pre-acquisition levels could, among other things:

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

Our 2007 Credit Facility also requires that we maintain various financial ratios, which we may not be able to achieve.  The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

Because we depend on federal governments for a significant portion of our revenues, our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues significantly.

Revenues from our federal market sector represented approximately 35% of our total revenues for the year ended January 2, 2009.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing.  For example, the passage of the Safe, Accountable, Flexible, Efficient, Transportation Equity Act:  A Legacy for Users (“SAFETEA-LU”) federal highway and transit bill in August of 2005 has provided additional funding for various clients’ state transportation projects, for which we provide services.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

Our government contracts may give government agencies the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, which may result in a decline in our profits and revenues.

Government projects in which we participate as a contractor or subcontractor may extend for several years.  Generally, government contracts include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at their convenience any time prior to their completion.  Any decision by a government client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience may result in a decline in our profits and revenues.

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

Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based.  If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all of the costs we incur.  Under fixed-price contracts, we receive a fixed price regardless of what our actual costs will be.  Consequently, we realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts.  Under target-price contracts, project costs are reimbursable and our fee is established against a target budget that is subject to changes in project circumstances and scope.  As a result of the WGI acquisition, the number and size of our target-price and fixed-price contracts have increased, which may increase the volatility of our profitability.  Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  For example, we may recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

•	the application of the percentage-of-completion method of revenue recognition on contracts, change orders and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	value of goodwill and recoverability of other intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans and other employee benefit plans;

•	valuation of stock-based compensation expense; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual business and financial results could differ from those estimates, which may reduce our profits.

Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability.  The rate at which we utilize our workforce is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition; and

•	our need to devote time and resources to training, business development, professional development and other non-chargeable activities.

If we overutilize our workforce, our employees may become disengaged, which will impact employee attrition.  If we underutilize our workforce, our profit margin and profitability could suffer.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.

A substantial portion of our revenues and profits are measured and recognized using the percentage-of-completion method of revenue recognition.  Our use of this accounting method results in recognition of revenues and profits ratably over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project.  The effects of revisions to revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated.  Such revisions could occur in any period and their effects could be material.  Although we have historically made reasonably reliable estimates of the progress towards completion of long-term engineering, program management, construction management or construction contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenues and profits.

Our failure to successfully bid on new contracts and renew existing contracts could reduce our profits.

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

We may be required to pay liquidated damages if we fail to meet milestone requirements in our contracts.

We may be required to pay liquidated damages if we fail to meet milestone requirements in our contracts.  For example, our common sulfur project in Qatar gives the client the right to assess $24.1 million against a consortium in which our subsidiary is a member if certain phases of the project are not complete by a certain date.  Failure to meet any of the milestone requirements could result in additional costs, and the amount of such additional costs could exceed the projected profits on the project.  These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a regular basis.

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability and financial penalties that could reduce our profits and revenues.

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform on a particular project.  For example, for the year ended January 2, 2009, our equity in income of unconsolidated joint ventures amounted to $106.3 million.  The success of these joint ventures depends, in large part, on the satisfactory performance of contractual obligations by unaffiliated third parties.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the joint ventures may be unable to adequately perform and deliver its contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Our dependence on subcontractors and equipment and material providers could reduce our profits.

As the size and complexity of our projects increase, we increasingly rely on third-party subcontractors and equipment and material providers.  For example, we procure heavy equipment and construction materials as needed when performing large construction and contract mining projects.  To the extent that we cannot engage subcontractors or acquire equipment and materials at reasonable costs, our ability to complete a project in a timely fashion or at a profit may be impaired.  If the amount we are required to pay for these goods and services exceed our estimates, we could experience reduced profit or experience losses in the performance of these contracts.  In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price.  This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials are needed.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we may be unable to recover all working capital or equity investments.

Because of the nature of our contracts, at times we may commit resources in a client’s projects before receiving payments to cover our expenditures.  Sometimes, we incur and record expenditures for a client project before receiving any payment to cover our expenses.  In addition, we may make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing.  If a client project is unable to make its payments, we could incur losses including our working capital or equity investments.

The current tightening of credit could exacerbate this risk, as more clients may be unable to secure sufficient liquidity to pay their obligations.  If a client delays or defaults in making its payments on a project to which we have devoted significant resources, it could have an adverse effect on our financial position and cash flows.  For example, the State of California has recently delayed paying for some of our services due to state budget problems.

Our failure to adequately recover on claims brought by us against project owners for additional contract costs could have a negative impact on our liquidity and profitability.

We have brought claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.

Maintaining adequate bonding capacity is necessary for us to successfully bid on and win fixed-price contracts.

In line with industry practice, we are often required to provide performance or payment bonds to clients under fixed-price contracts.  These bonds indemnify the customer should we fail to perform our obligations under the contract.  If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project.  We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion.  Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significantly higher costs.  There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms.  Our inability to obtain adequate bonding and, as a result, to bid on new fixed-price contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our inability to successfully integrate acquisitions could impede us from realizing all of the benefits of the acquisition, which could severely weaken our results of operations.

Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could seriously harm our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

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

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or sales or growth opportunities that we expect.  These benefits may not be achieved within the anticipated time frame, or at all.

We may be subject to substantial liabilities under environmental laws and regulations.

A portion of our environmental business involves the planning, design, program management, construction and construction management, and operation and maintenance of pollution control and nuclear facilities, hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under CERCLA and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean up could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Our profits and revenues could suffer if we are involved in legal proceedings, investigations and disputes.

We engage in engineering and construction services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding project cost overruns and liquidated damages, personal injury and wrongful death claims, labor disputes, professional negligence claims, commercial disputes as well as other claims.  See Note 11, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; $140.0 million per loss for property; $40.0 million per loss for marine property and liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, property, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain exclusions that insurance providers may use to deny us insurance coverage.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits.  If any of our third party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted.  In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

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

Limitations of or modifications to indemnification regulations of the U.S. or foreign countries could adversely affect our business.

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

If the PAA’s indemnification protection does not apply to our services or our exposure occurs outside of the U.S., our business could be adversely affected by either a refusal to retain us by new facilities operations or our inability to obtain commercially adequate insurance and indemnification.

A decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

Revenues under contracts with the DOD and other defense-related clients represented approximately 26.6% of our total revenues for the year ended January 2, 2009.  Past increases in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

Our overall market share and profits will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten engineering design firms accounted only for approximately 35% of the total top 500 design firm revenues in 2007.  The top 20 U.S. contractors accounted for approximately 36% of the top 500 U.S. contractors revenues in 2007, as reported by the Engineering News Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

We may be required to contribute cash to meet our underfunded benefit obligations in our employee retirement plans.

We have various employee retirement plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of January 2, 2009, our defined benefit pension and post-retirement benefit plans were underfunded by $179.3 million and we made employer cash contributions of approximately $19.2 million into our defined benefit pension and post-retirement benefit plans in fiscal year 2008.  In addition, the actual loss on plan assets in fiscal year 2008 was $47.6 million.  In the future, our retirement plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could harm our reputation, reduce our revenues and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation.  Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations.  For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited.  The precautions we take to prevent and detect these activities may not be effective, since our internal controls are subject to inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud.

Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenues and profits and subject us to criminal and civil enforcement actions.

Our international operations are subject to a number of risks that could significantly reduce our profits and revenues or subject us to criminal and civil enforcement actions.

As a multinational company, we have operations in more than 30 countries and we derived 9.2% of our revenues from international operations for the year ended January 2, 2009.  International business is subject to a variety of risks, including:

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communication challenges;

•	potentially adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	general economic, political and financial conditions in foreign markets; and

•	exposure to civil or criminal liability under the Foreign Corrupt Practices Act, anti-boycott rules, trade and export control rules and other international regulations, for example:

-
Foreign Corrupt Practices Act:  Practices in the local business community outside the U.S. might not conform to international business standards and could violate anticorruption regulations, including the United States Foreign Corrupt Practices Act, which prohibits giving or offering to give anything of value with the intent to influence the awarding of government contracts; and

-
Export Control Regulations:  To the extent that we export products, technical data and services outside the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury.

International risks and violations of international regulations may significantly reduce our profits and revenues and subject us to criminal or civil enforcement actions, including fines, suspensions or disqualification from future U.S. federal procurement contracting.  Although we have policies and procedures to ensure legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements.  As a result, our international risk exposure may be more or less than the percentage of revenues attributed to our international operations.

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

We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems and, as a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense as well as disrupt the management of our business operations.

We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems.  For example, we relied on one software vendor’s products to process a majority of our total revenues for the year ended January 2, 2009.  We also depend on our software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Force majeure events, including natural disasters and terrorists’ actions have negatively impacted and could further negatively impact our business, which may affect our financial condition, results of operations or cash flows.

Force majeure or extraordinary events beyond the control of the contracting parties could negatively impact the economies in which we operate.  For example, in August 2005, Hurricane Katrina caused several of our Gulf Coast offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes.  In addition, during the September 11, 2001 terrorist attacks, many client records were destroyed when our office at the World Trade Center was destroyed.

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

As of January 30, 2009, approximately 14% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

We have a limited ability to protect our intellectual property rights, which are important to our success.  Our failure to protect our intellectual property rights could adversely affect our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property.  We rely principally on a combination of trade secrets, confidentiality policies and other contractual arrangements to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable.  Trade secrets are generally difficult to protect.  Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information.  In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights.  Failure to obtain or maintain our intellectual property rights would adversely affect our competitive business position.  In addition, if we are unable to prevent third parties from infringing or misappropriating our intellectual property, our competitive position could be adversely affected.

Delaware law and our charter documents may impede or discourage a merger, takeover or other business combination even if the business combination would have been in the best interests of our stockholders.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders.  In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened.  Our incorporation under Delaware law, the ability of our Board of Directors to create and issue a new series of preferred stock and provisions in our certificate of incorporation and by-laws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

Our stock price could become more volatile and stockholders’ investments could lose value.

In addition to the macroeconomic factors that have recently affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price.  The timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors or any other material announcements could affect our stock price.  Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change.  Continued volatility in the financial markets could also cause further declines in our stock price, which could trigger an impairment of the goodwill of our individual reporting units that could be material to our consolidated financial statements.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements’ attention and resources, which could adversely affect our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of January 2, 2009, we had approximately 515 facility leases in locations throughout the world.  The lease terms range from a minimum of month-to-month to a maximum of 28 years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements.  Our significant lease agreements expire at various dates through the year 2022.  We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.  The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Property Location	Division
Austin, TX	URS
Boise, ID	Washington
Denver, CO	Washington/URS
Gaithersburg, MD	URS
New York, NY	URS
Princeton, NJ	Washington
San Antonio, TX	EG&G
San Francisco, CA	Corporate
Seattle, WA	URS
Tampa, FL	URS

ITEM 3.  LEGAL PROCEEDINGS

Various legal proceedings are pending against us and our subsidiaries.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 11, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of our legal proceedings, discussion of which is incorporated into this item by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the NYSE under the symbol “URS.”  As of February 23, 2009, we had approximately 3,400 stockholders of record.  The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	2008		2007
Sale Price per Share	Low	High	Low	High
First Quarter	$31.95	$54.33	$40.83	$45.98
Second Quarter	$32.69	$48.96	$42.15	$50.50
Third Quarter	$36.89	$48.37	$46.06	$58.25
Fourth Quarter	$20.78	$41.82	$51.64	$62.40

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

WGI Stock Issuance

As a result of the acquisition of WGI in fiscal year 2007, we issued approximately 29.5 million shares of common stock based on WGI’s shares of common stock and equity awards outstanding, as of November 15, 2007.  Please refer to Note 2, “Acquisitions” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock during the fourth quarter of 2008.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)
September 27, 2008 – October 24, 2008	22	$31.43	—
October 25, 2008 – November 28, 2008	2	$26.19	—
November 29, 2008 – January 2, 2009	81	$41.44	—
Total	105		—	2,626

(1)
All purchases were made pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our stock incentive plans and Employee Stock Purchase Plan for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  Our stock repurchase program will terminate on January 1, 2010.  Pursuant to our 2007 Credit Facility, we are subject to covenants that will limit our ability to repurchase our common stock.  However, we amended our 2007 Credit Facility on June 19, 2008 so that we are allowed to repurchase up to one million shares of common stock annually if we maintain various designated financial criteria.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from our audited consolidated financial statements.  You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

(In millions, except per share data)	Year Ended January 2, 2009	Year Ended December 28, 2007 (1)	Year Ended December 29, 2006	Year Ended December 30, 2005 (2)	Two Months Ended December 31, 2004 (2)	Year Ended October 31, 2004
Income Statement Data:
Revenues	$10,086.3	$5,383.0	$4,222.9	$3,890.3	$564.4	$3,367.8
Cost of revenues (4)	(9,608.8)	(5,095.2)	(3,978.1)	(3,660.5)	(553.4)	(3,158.9)
General and administrative expenses (3,4,5)	(78.7)	(56.5)	(43.3)	(82.7)	(4.6)	(61.1)
Equity in income of unconsolidated joint ventures	106.3	31.5	17.3	27.3	2.6	14.2
Operating income	505.1	262.8	218.8	174.4	9.1	162.0
Net income	219.8	132.2	113.0	82.5	1.2	61.7

Earnings per share:
Basic	$2.68	$2.39	$2.23	$1.76	$.03	$1.58
Diluted	$2.66	$2.35	$2.19	$1.72	$.03	$1.53

Balance Sheet Data (As of the end of period):
Total assets	$7,001.2	$6,930.0	$2,581.0	$2,469.4	$2,307.7	$2,275.0
Total long-term debt	$1,091.5	$1,288.8	$149.5	$297.9	$508.6	$502.1
Stockholders’ equity (5,6,7)	$3,624.6	$3,478.6	$1,506.7	$1,344.5	$1,082.1	$1,067.2

(1)
In November 2007, we acquired WGI, resulting in the inclusion of WGI’s results of operations for the six-week period from November 16, 2007, the effective date of the acquisition for financial reporting purposes, through December 28, 2007, in our 2007 results of operations and cash flows.  The fair value of the acquired net assets of WGI was included in our Consolidation Balance Sheet as of December 28, 2007.

In connection with the WGI acquisition, we issued approximately 29.5 million shares of common stock valued at $1.8 billion and borrowed $1.4 billion under the 2007 Credit Facility.  The 2007 Credit Facility provides for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  See further discussion in Note 2, “Acquisitions” and Note 6, “Indebtedness” to our “Consolidated Financial Statements” included under Item 8 of this report.

(2)
Effective January 1, 2005, we adopted a 52/53 week fiscal year ending on the Friday closest to December 31st, with interim quarters ending on the Fridays closest to March 31st, June 30th, and September 30th.  We filed a transition report on Form 10-Q with the SEC for the two months ended December 31, 2004.  Our 2005 fiscal year began on January 1, 2005 and ended on December 29, 2005.

(3)
General and administrative expenses included charges of $2.9 million, $0.2 million, $33.1 million and $28.2 million for costs incurred to extinguish our debt during the years ended December 28, 2007, December 29, 2006, December 30, 2005 and October 31, 2004, respectively.  We did not incur any costs to extinguish debt during fiscal year 2008, and the two months ended December 31, 2004.  See further discussion in Note 6, “Indebtedness” to our “Consolidated Financial Statements” included under Item 8 of this report.

(4)
General and administrative expenses and cost of revenues for fiscal years 2008, 2007, and 2006 included stock-based compensation expense of $30.3 million, $25.1 million, and $18.4 million, respectively, recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”.  There was no stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prior to 2006 because we did not adopt the recognition provisions of SFAS 123.

(5)
On December 30, 2006, the beginning of our 2007 fiscal year, we adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  As of December 30, 2006, we had $20.1 million of unrecognized tax benefits.  The cumulative effect of the adoption of FIN 48 was a reduction in retained earnings of $4.3 million.  For the years ended January 2, 2009 and December 28, 2007, we recognized $1.6 million and $0.6 million, respectively, of accrued interest and penalties related to unrecognized tax benefits.  Accrued interest is included as interest expenses and penalties are included as general and administrative expenses under our consolidated financial statements.

(6)
Stockholders’ equity for 2006 included the incremental effect of applying and the effects of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”).  During fiscal year 2006, we adopted SFAS 158 and recognized additional pension liabilities of approximately $4.4 million.  We also reduced our stockholders’ equity by approximately $4.4 million on an after-tax basis.  See further discussion in Note 8, “Employee Retirement and Post-Retirement Benefit Plans” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

(7)
We have not paid cash dividends to our stockholders since 1986 and we are precluded from paying cash dividends to our stockholders on outstanding common stock under the provisions of our 2007 Credit Facility until our Consolidated Leverage Ratio is equal to or less than 1.00:1.00.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those described herein.  You should read this section in conjunction with Item 1A, “Risk Factors,” of this report beginning on page 17 and the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

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

We generate revenues by providing fee-based professional and technical services and by executing construction and mining contracts.  As a result, our professional and technical services are primarily labor intensive and our construction and mining projects are labor and capital intensive.  To derive income from our revenues, we must effectively manage our costs.  We provide our services through three operating divisions:  the URS Division, the EG&G Division and the Washington Division.

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

“Cost of revenues” is comprised of the compensation we pay to our employees, including fringe benefits; the cost of subcontractors, construction materials and other project-related expenses; as well as segment administrative, marketing, sales, bid and proposal, rental and other overhead costs.

On November 15, 2007, we acquired Washington Group International, Inc. (“WGI”) and renamed it the Washington Division.  Before our acquisition of WGI, it was an international provider of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services with more than 25,000 employees worldwide.  We accounted for the acquisition of WGI under the purchase accounting method.  Unless specifically stated, all information presented in this discussion excludes the results of operations and the financial condition of WGI prior to November 16, 2007.

The acquisition of WGI has enhanced our ability to provide fully integrated engineering and construction services for every stage of the project life cycle – from program management, planning, design and engineering through construction and construction management, and operations and maintenance to decommissioning and closure.  The acquisition also has expanded our capabilities and competitive position and has added expertise in the design and construction of both nuclear and fossil fuel power plants; nuclear waste management; design-build and design-build-operate-maintain projects for transportation infrastructure; and the design, development and operation of mines.

We report our financial results on a consolidated basis and for our three operating divisions:  the URS Division, the EG&G Division and the Washington Division.  In addition, for the purposes of reporting and analyzing our results, we redefined our key market sectors effective with the beginning of our 2008 fiscal year as follows: the power sector, the infrastructure sector, the federal sector, and the industrial and commercial sector.  These market sectors reflect the changes to our overall business mix as a result of the WGI acquisition.  This reclassification has no impact on our financial or segment reporting.  It only affects how we define revenues by market sector.

At the beginning of our 2008 fiscal year, we realigned several of our operations to consolidate businesses serving the same markets or clients in the division most capable of successfully addressing these markets or clients.  This realignment included transferring the majority of the work Advatech performs, which provides emissions control services for coal-fired power plants, from the URS Division to the Washington Division and transferring the Washington Defense Group to the EG&G Division, as well as the realignment of some smaller businesses.

OVERVIEW AND BUSINESS TRENDS

Fiscal Year 2008 Results

Consolidated revenues for the year ended January 2, 2009 were $10.1 billion compared with $5.4 billion for the year ended December 28, 2007.  This increase was primarily the result of revenues generated by the businesses we added through our acquisition of WGI.  The majority of these businesses operate under the name, “the Washington Division.”  We also experienced organic growth in each of our key market sectors compared to last year.  Net income increased 66.3% from $132.2 million for the year ended December 28, 2007 to $219.8 million for the year ended January 2, 2009, primarily because of the WGI acquisition.  Each of our other operating divisions also contributed to the increase in net income.  Because the WGI acquisition occurred late in 2007, the financial results for the year ended December 28, 2007 are not comparable to the results for the year ended January 2, 2009.

WGI Acquisition Pro Forma Revenues

The following table provides a high-level comparison of revenues for the year ended January 2, 2009 and combined pro forma revenues for the year ended December 28, 2007, as well as a reconciliation schedule of combined pro forma revenues to actual revenues for the year ended December 28, 2007.  The combined pro forma revenues were calculated in accordance with generally accepted accounting principles (“GAAP”) in the U.S.  We have provided this information because we believe it will assist readers in understanding the effect of the acquisition as a component of the overall revenue growth of our business.

	Year Ended
(In millions, except percentages)	January 2, 2009	December 28, 2007 (1) (pro forma combined)	Increase	Percentage Increase

Revenues	$10,086.3	$8,439.0	$1,647.3	19.5%

Reconciliation schedule of revenues for the year ended December 28, 2007:
Pro forma combined revenues (1)		$8,439.0
Add: revenue adjustments to conform WGI’s revenues to reflect the use of the equity method (1)		471.2
Less: WGI historical revenues		(3,527.2)
URS historical revenues		$5,383.0	$4,703.3	87.4%

(1)
The pro forma combined revenues presented in this discussion are calculated based on the definition of pro forma combined revenues under SFAS 141, “Business Combinations” (“SFAS 141”) presented in Note 2, “Acquisitions.”  It includes pro forma adjustments of $471.2 million to revenues for the year ended December 28, 2007.  These adjustments were made to conform WGI’s reported revenues related to unconsolidated joint ventures, previously accounted for using proportionate consolidation, to reflect the use of the equity method.

Cash Flows and Debt

During the year ended January 2, 2009, we generated $343.9 million in net cash from operations.  (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)  Cash flows from operations increased $32.0 million for the year ended January 2, 2009 compared with fiscal year 2007 due primarily to the impact of the WGI acquisition.  We included a full year of cash flows from the WGI business in fiscal year 2008 compared to only six weeks in fiscal year 2007.  Items impacted the most by the WGI acquisition include an increase in net income, partially offset by an increase in interest payments.  Furthermore, various components of our balance sheet fluctuated due to the timing of payments from clients on accounts receivable and the timing of payments to vendors and subcontractors.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) decreased from 27% at December 28, 2007 to 23% at January 2, 2009.  The decrease in our debt to total capitalization ratio is primarily due to principal prepayments on the term debt.

Business Trends

Given the unprecedented turmoil in global financial markets and the current economic volatility, it is difficult to predict the impact of the global recession on our business.  We are continuing to monitor the situation carefully to determine the potential impact on our business during our 2009 fiscal year.  However, the continuing global uncertainty and deteriorating economic conditions may impair our visibility to an unusual degree.  Current or deteriorating future conditions could potentially lead to the delay, curtailment or cancellation of proposed and existing projects, thus decreasing the overall demand for our services, adversely impacting our results of operations and weakening our financial condition.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties.  You should read this discussion of business trends in conjunction with Item 1A, “Risk Factors,” of this report, which begins on page 17.

Power

Revenues in our power market sector increased during the 2008 fiscal year.  However, we expect to experience a decline in revenues from the power sector during our 2009 fiscal year, primarily due to the timing of new emissions control projects and the delay of some projects resulting from the economic downturn and falling commodity prices.  The Clean Air Interstate Rule, which mandates a 45% reduction in sulfur dioxide emissions below 2003 levels by 2010 and, at full implementation, a 73% reduction below 2003 levels by 2015, as well as other environmental regulations continue to drive demand for the emissions control services we provide.  However, many of our clients are in the final phases of projects that will enable them to meet mandates established by the Rule’s 2010 deadline.  As these projects are completed, we could experience a delay before our clients move forward with additional projects that will allow them to meet the Rule’s 2015 deadline for additional emissions mandates.  In addition, falling oil prices have resulted in the delay of work on power projects associated with the Canadian oil sands market.

At the same time, partially offsetting this anticipated decline, we anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants because these facilities are more efficient and produce fewer emissions than coal-fired power plants.  We also expect continued demand for the services we provide to replace and retrofit nuclear power components at existing nuclear facilities to extend the operational life of these facilities.  Finally, the recent passage of the economic stimulus package in the U.S., the $787 billion American Recovery and Reinvestment Act (the “Recovery and Reinvestment Act”), could result in increased demand for the engineering and construction services in the power market sector.  The Recovery and Reinvestment Act provides increased investment in the nation’s energy transmission and distribution systems and alternative energy power sources.

Infrastructure

Revenues in our infrastructure market increased moderately during fiscal year 2008, and given the need to rebuild and modernize aging infrastructure, we expect revenues to grow moderately in fiscal year 2009.  As a result of the current economic downturn, many state and local governments are experiencing reductions in tax revenues and large budget deficits.  In order to close budget gaps, many states have reduced spending, including funding for key infrastructure programs, which has resulted in the delay, curtailment or cancellation of some infrastructure projects.  However, infrastructure improvement programs are also being supported through bonds, dedicated tax measures and other alternative funding sources, which could partially mitigate reductions in general fund spending by state governments.

In addition, we expect that the Recovery and Reinvestment Act will lead to increased investment in infrastructure in the U.S., which could increase demand for services we provide.  The Recovery and Reinvestment Act allocates high levels of funding for infrastructure programs, including approximately $29 billion for highway and bridge projects, $18 billion for mass transit and high speed rail projects, and $8 billion for clean water, flood control and other water projects.

Federal

Revenues from our federal government clients increased during 2008, and we expect revenues from our federal government clients to grow moderately in fiscal year 2009, based on the diversification of our federal business, steady demand for outsourced services from the DOD and DOE, and stable funding for the type of work we perform.  The baseline DOD budget for fiscal 2009 contains strong funding for a broad range of programs for which we provide support, including operations and maintenance, chemical demilitarization, military construction, and the Base Realignment and Closure (“BRAC”) program.  In addition, the DOD has received $66 billion in supplemental funding for fiscal 2009 to support military operations in Iraq and Afghanistan, including $55 billion for operations and maintenance programs, and the new administration has submitted a request for an additional $75.5 billion in supplemental funding to support these military operations for the remainder of the 2009 fiscal year.  The recently submitted federal budget for 2010 includes a $534 billion baseline DOD budget, a 4% increase from 2009 funding levels, and $130 billion to fund operations in Iraq and Afghanistan.  However, funding for the 2010 federal budget has not yet been approved by Congress, and negotiations in connection with the appropriation process could result in reductions to these allocations.

In addition, funding for the three programs that support all of our DOE revenues – Environmental Management, the National Nuclear Security Administration and the Office of Science – remains stable.  The U.S. Congress recently submitted an omnibus spending bill that would fund these programs at 2008 levels for the remainder of fiscal 2009.  The Recovery and Reinvestment Act recently passed by the U.S. Congress also includes approximately $6 billion in funding to accelerate and expand the DOE’s environmental management and restoration programs.  For 2010, the administration has proposed a $26 billion DOE budget, which provides sustained funding for the DOE’s environmental and nuclear management programs

Finally, the Recovery and Reinvestment Act also provides $4.6 billion to the U.S. Army Corps of Engineers for environmental restoration, levee repair and flood protection and $8 billion in funding for the Departments of Defense and Veterans Affairs to develop new medical and housing facilities and upgrade existing complexes.  We expect this funding may generate increased demand for the engineering, environmental and construction services we provide to these agencies.

Industrial and Commercial

Revenues from our industrial and commercial sector grew in fiscal year 2008.  However, for the 2009 fiscal year, we expect to experience a decline in revenues.  The economic downturn and the decline in commodity prices have resulted in reductions in capital spending, particularly among clients in the oil and gas, and mining industries.  As a result, we have experienced and expect to continue to experience delays or cancellations in new capital projects associated with the development of new production facilities, as well as the curtailment of mining activities and, in some cases, mine closures.  In addition, we expect to complete a major construction project for a new cement plant during the 2009 fiscal year.  The high level of construction activity on this project in fiscal year 2008 generated significant revenues; however, as the project enters its close-out phase during the 2009 fiscal year, we expect revenues from this project to decline.

At the same time, partially offsetting this anticipated decline, we expect demand will remain steady for our work in the areas of environmental remediation, which is driven by regulatory requirements, and other non-discretionary work to upgrade existing facilities to help them meet operational requirements.  Most of this work is conducted through long-term Master Service Agreements (“MSAs”) with large multinational corporations. In addition, we expect demand for the facilities management and operations and maintenance services we provide at industrial and commercial sites will remain steady in fiscal 2009.  As clients attempt to reduce overhead costs during the current economic downturn, they may outsource more non-core activities, which could create additional demand for these services.

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

The WGI acquisition increased the magnitude of our equity in the income of our unconsolidated joint ventures.  We recognize our portion of the income of our unconsolidated joint ventures using the equity method; therefore our share of the joint venture's revenues are not included in our consolidated revenues; however, equity in income of unconsolidated joint ventures is a component of operating income and represents a larger percentage of our operating income since the WGI acquisition.

Results of Operations

For our discussion and analysis of results for the year ended January 2, 2009 compared with prior years, we have reallocated revenues and operating income among our URS, EG&G and Washington Divisions for the years ended December 28, 2007 and December 29, 2006 based on the realignments discussed above.  These reallocations were made to facilitate a comparison of our results for fiscal year 2008 with that of the prior years presented in this report.

The Year Ended January 2, 2009 Compared with the Year Ended December 28, 2007

Consolidated

	Year Ended
(In millions, except percentages and per share amounts)	January 2, 2009	December 28, 2007(1)	Increase	Percentage Increase
Revenues	$10,086.3	$5,383.0	$4,703.3	87.4%
Cost of revenues	(9,608.8)	(5,095.2)	4,513.6	88.6%
General and administrative expenses	(78.7)	(56.5)	22.2	39.3%
Equity in income of unconsolidated joint ventures	106.3	31.5	74.8	237.5%
Operating income	505.1	262.8	242.3	92.2%
Interest expense	(90.7)	(27.7)	63.0	227.4%
Income before income taxes and minority interest	414.4	235.1	179.3	76.3%
Income tax expense	(172.8)	(97.3)	75.5	77.6%
Minority interest in income of consolidated subsidiaries, net of tax	(21.8)	(5.6)	16.2	289.3%
Net income	$219.8	$132.2	$87.6	66.3%

Diluted earnings per share	$2.66	$2.35	$0.31	13.2%

(1)	Includes the results of operations of our new Washington Division for the six-week period beginning on November 16, 2007 through December 28, 2007.

The following table presents our consolidated revenues by market sector and division for the years ended January 2, 2009 and December 28, 2007.

	Year Ended
(In millions, except percentages)	January 2, 2009	December 28, 2007 (1)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
URS Division	$246.0	$342.4	$(96.4)	(28.2%)
EG&G Division	—	—	—	—
Washington Division	1,616.1	397.0	1,219.1	307.1%
Power Total	1,862.1	739.4	1,122.7	151.8%
Infrastructure sector
URS Division	1,419.8	1,240.7	179.1	14.4%
EG&G Division	—	—	—	—
Washington Division	335.5	50.1	285.4	569.7%
Infrastructure Total	1,755.3	1,290.8	464.5	36.0%
Federal sector
URS Division	602.8	533.5	69.3	13.0%
EG&G Division	2,413.9	1,558.2	855.7	54.9%
Washington Division	540.8	89.0	451.8	507.6%
Federal Total	3,557.5	2,180.7	1,376.8	63.1%
Industrial and commercial sector
URS Division	1,104.3	1,000.0	104.3	10.4%
EG&G Division	—	—	—	—
Washington Division	1,807.1	172.1	1,635.0	950.0%
Industrial and Commercial Total	2,911.4	1,172.1	1,739.3	148.4%
Total revenues, net of eliminations	$10,086.3	$5,383.0	$4,703.3	87.4%

(1)
We revised and conformed the prior year’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the year ended December 28, 2007 are not comparable to the results for the year ended January 2, 2009.  The Washington Division amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007 together with the results of the realignment of our operations among our divisions as discussed previously.

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income (Loss)
Year ended January 2, 2009
URS Division	$3,395.6	$(3,164.7)	$—	$11.8	$242.7
EG&G Division	2,415.7	(2,292.9)	—	7.3	130.1
Washington Division	4,328.9	(4,205.1)	—	87.2	211.0
Eliminations	(53.9)	53.9	—	—	—
Corporate	—	—	(78.7)	—	(78.7)
Total	$10,086.3	$(9,608.8)	$(78.7)	$106.3	$505.1

Year ended December 28, 2007
URS Division	$3,129.0	$(2,934.3)	$—	$10.3	$205.0
EG&G Division	1,562.9	(1,484.1)	—	5.7	84.5
Washington Division (1)	763.0	(747.7)	—	15.5	30.8
Eliminations	(71.9)	70.9	—	—	(1.0)
Corporate	—	—	(56.5)	—	(56.5)
Total	$5,383.0	$(5,095.2)	$(56.5)	$31.5	$262.8

Increase (decrease) for the year ended January 2, 2009 vs. the year ended December 28, 2007
URS Division	$266.6	$230.4	$—	$1.5	$37.7
EG&G Division	852.8	808.8	—	1.6	45.6
Washington Division(1)	3,565.9	3,457.4	—	71.7	180.2
Eliminations	18.0	17.0	—	—	1.0
Corporate	—	—	22.2	—	(22.2)
Total	$4,703.3	$4,513.6	$22.2	$74.8	$242.3

Percentage increase (decrease) for the year ended January 2, 2009 vs. the year ended December 28, 2007
URS Division	8.5%	7.9%	—	14.6%	18.4%
EG&G Division	54.6%	54.5%	—	28.1%	54.0%
Washington Division(1)	467.4%	462.4%	—	462.6%	585.1%
Eliminations	(25.0%)	(24.0%)	—	—	(100.0%)
Corporate	—	—	39.3%	—	39.3%
Total	87.4%	88.6%	39.3%	237.5%	92.2%

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the year ended December 28, 2007 are not comparable to the results for the year ended January 2, 2009.  The Washington Division amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007 together with the results of the realignment of our operations among our divisions as discussed above.

Revenues

Our consolidated revenues for the year ended January 2, 2009 were $10.1 billion, an increase of $4.7 billion or 87.4% compared with the year ended December 28, 2007.  The increase was primarily due to the acquisition of WGI, which generated $4.5 billion in revenues during 2008, compared with $448.4 million in revenues for the six-week period from the date of acquisition through December 28, 2007.  Increased revenues were also the result of a higher volume of work performed in our market sectors.

The URS Division’s revenues for the year ended January 2, 2009 were $3.4 billion, an increase of $266.6 million or 8.5% (prior to elimination of interdivisional transactions) compared with the year ended December 28, 2007.  The increase in revenues was due to the various factors discussed below in each of our client markets.

The EG&G Division’s revenues for the year ended January 2, 2009 were $2.4 billion, an increase of $852.8 million or 54.6% (prior to elimination of interdivisional transactions) compared with the year ended December 28, 2007.  The majority of this increase reflects the transfer of the DOD business obtained through the WGI acquisition to the EG&G Division.  However, revenue from the legacy businesses of the EG&G Division grew approximately 24% during the year ended January 2, 2009 compared to the year ended December 28, 2007.  The factors contributing to revenue growth in the EG&G Division’s legacy businesses are discussed below in the federal market sector discussion.

The Washington Division’s revenues for the year ended January 2, 2009 were $4.3 billion (prior to elimination of interdivisional transactions), which included $4.5 billion of business we obtained through the WGI acquisition and reduced by a net transfer of $200.5 million from the Washington Division to the URS and EG&G Divisions.

Power

Consolidated revenues from our power market sector were $1.9 billion, an increase of $1.1 billion or 151.8% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  The majority of this increase was derived from the power business we obtained through the WGI acquisition, which generated $1.3 billion in revenues for the year ended January 2, 2009.  Revenue growth in the power sector reflected strong demand for the engineering, procurement and construction services we provide for fossil fuel and nuclear power plants to increase generating capacity.  In addition, power sector revenues increased as a result of the continued growth in emissions control projects to retrofit coal-fired power plants with clean air technologies that reduce sulfur dioxide, mercury and other emissions.  Revenues also increased from a contract to provide construction and construction management services for a new uranium enrichment facility, the first new commercial nuclear facility to be licensed by the U.S. Nuclear Regulatory Commission in more than three decades.

The URS Division’s revenues from our power market sector were $246.0 million, a decrease of $96.4 million or 28.2% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  The decrease in power revenues for the URS Division was related to several factors associated with the realignment of our Advatech joint venture from the URS Division to the Washington Division, which is discussed above in the “Business Summary” section of this report.  While the majority of the work Advatech performs was moved to the Washington Division, several projects were retained in the URS Division.  In fiscal 2008, these projects were in the close-out phase, which is characterized by relatively low project activity.  As a result, these projects generated lower revenues than in the comparable period in 2007 when there was a high level of construction and procurement activity.  In addition, as these emissions control projects were nearing completion, new emission control work performed by Advatech, as well as engineering support for these projects, were being executed by the Washington Division.  This decline in revenues from emissions control work was partially offset by an increase in revenues from the engineering, process design and environmental services provided by the URS Division for power generating and transmission facilities.

The Washington Division’s revenues from our power market sector for the year ended January 2, 2009 were $1.6 billion.  Revenues in the power market sector were primarily driven by strong growth in emissions control projects and in projects to expand generating capacity at fossil fuel and nuclear power plants.  Revenues also increased from a contract to provide construction and construction management services for a new uranium enrichment facility.

Infrastructure

Consolidated revenues from our infrastructure market sector were $1.8 billion, an increase of $464.5 million or 36.0% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  This included a $314.5 million increase in revenues for the year ended January 2, 2009, generated by the infrastructure business we obtained through the WGI acquisition.  For fiscal 2008, increased revenues from our infrastructure market sector were largely driven by growth in projects to expand and rehabilitate surface, air and rail transportation systems, as well as from sustained demand for operations and maintenance services for mass transit systems and toll roads.  We also benefited from strong demand for engineering and construction services for water resources projects, including dams, levees and other flood control projects.  In addition, revenues increased from the services we provide to expand and modernize educational, healthcare and government facilities.

The URS Division’s revenues from our infrastructure market sector were $1.4 billion, an increase of $179.1 million or 14.4% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  We continued to benefit from strong demand for the program management, planning, design, engineering and construction management services we provide for surface, air and rail transportation projects.  We also experienced strong demand for the engineering and construction services we provide for water resources projects involving dams, levees and other flood control projects.  While many state and local governments experienced reduced tax revenues and budget deficits as a result of the severe economic downturn, other sources of funding for infrastructure work, such as funding from the U.S. federal government, bond sales and dedicated tax measures, continued to support growth in this market sector.  We also generated increased revenues from the program and construction management services we provide for capital improvement projects involving schools, healthcare facilities and government buildings.

The Washington Division’s revenues from our infrastructure market sector for the year ended January 2, 2009 were $335.5 million.  Revenues from the infrastructure market were primarily generated by the engineering, construction, and operations and maintenance services we provide for highways, toll roads and mass transit systems, as well as by activity on a dam construction project.

Federal

Consolidated revenues from our federal market sector were $3.6 billion, an increase of $1.4 billion or 63.1% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  This included a $0.9 billion increase in revenues for the year ended January 2, 2009, generated by the federal government business we obtained through the WGI acquisition.  We continued to experience strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and modernize aging weapons systems, and for the modification and refurbishment of military vehicles, aircraft and other equipment related to sustained U.S. military operations in the Middle East.  These results also were driven by strong demand for the operations and installation management services we provide at military bases and other government facilities, as well as for the environmental, engineering and construction services we provide at DOD installations both in the U.S. and internationally.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons, as well as from several large DOE contracts involving the storage, treatment and disposal of radioactive waste.

The URS Division’s revenues from our federal market sector were $602.8 million, an increase of $69.3 million or 13.0% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  For the 2008 fiscal year, we experienced steady growth in infrastructure, environmental and facilities projects we performed for the DOD both in the U.S. and internationally under existing and new contract awards.  Many of these assignments supported long-term DOD initiatives like the BRAC program, which is designed to realign military bases and redeploy troops to meet the security needs of the post-Cold War era.  We also experienced an increase in task orders under large, bundled contracts to provide engineering, construction and technical services worldwide in support of DOD contingency operations.

The EG&G Division’s revenues from our federal market sector were $2.4 billion, an increase of $855.7 million or 54.9% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  This includes a $488.3 million increase in revenues generated by the operations transferred to the EG&G Division from the Washington Division in connection with the realignment of businesses discussed previously.  Revenues increased from the operations and maintenance services we provide to the DOD related to military activity in the Middle East.  These services include the modification and refurbishment of military vehicles, aircraft and other equipment returning from and being deployed to Iraq.  We also experienced strong demand for the systems engineering and technical assistance services that we provide for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  Revenues also grew from the flight training we conduct for the U.S. armed forces and North Atlantic Treaty Organization allies for pilots of fixed wing and rotary wing aircraft.

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

The Washington Division’s revenues from our federal market sector for the year ended January 2, 2009 were $540.8 million.  Revenues from the federal market sector were primarily related to contracts with the DOE to manage complex programs and facilities involving the treatment, storage and disposal of radioactive waste.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector were $2.9 billion, an increase of $1.7 billion or 148.4% for the year ended January 2, 2009, compared with the year ended December 28, 2007.  This included a $1.6 billion increase in revenues for the year ended January 2, 2009, generated by the industrial and commercial business we obtained through the WGI acquisition, compared with the year ended December 28, 2007.  Revenue growth from our oil and gas clients contributed to the overall increase in our industrial and commercial market sector.  In fiscal 2008, our oil and gas clients continued to invest in capital improvement projects, which led to increased demand for the engineering, environmental, procurement, construction, and operations and maintenance services we provide.  Revenues also increased under contracts to plan, design, develop and operate mines and metal and mineral processing facilities both in the U.S. and internationally.  We also benefited from strong demand for the facilities management and operations and maintenance services we provide at manufacturing and industrial facilities.  Additionally, we continued to benefit from our strategy of building long-term relationships with large, multinational companies through MSAs.

The URS Division’s revenues from our industrial and commercial market sector were $1.1 billion, an increase of $104.3 million or 10.4% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  A major contributor to this increase was growth in revenues from clients in the oil and gas industry as oil and gas clients continued to invest in capital projects to increase oil and gas reserves and production capacity.  As a result, demand increased for the environmental, design, process engineering and construction services we provide.  Revenues also increased from the engineering and environmental services we provide for mining clients.  In addition, we continued to benefit from long-term relationships with our multinational corporations under MSAs by migrating from stand-alone consulting contracts to long-term MSAs.  MSAs have enabled us to leverage our scale and diverse service offerings to more effectively compete for new work with large, multinational clients in the industrial and commercial market sector.

The Washington Division’s revenues from the industrial and commercial market sector for the year ended January 2, 2009 were $1.8 billion.  Revenues from the industrial and commercial market sector were primarily related to continued growth in oil and gas and chemical projects, high levels of activity on a cement plant construction project and strong demand for the contract mining services we provide.

Cost of Revenues

Our consolidated cost of revenues for the year ended January 2, 2009, which consist of labor, subcontractor costs and other expenses related to projects, and services provided to our clients, increased by 88.6% compared with the year ended December 28, 2007.  This increase was primarily due to the inclusion of a full year’s results of WGI compared to only six weeks for the year ended December 28, 2007.  Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”) expenses for the year ended January 2, 2009 were $78.7 million, an increase of 39.3% compared with the year ended December 28, 2007.  After completion of the WGI acquisition, we combined and rationalized our G&A activities.  Therefore, while G&A costs have increased due to the inclusion of the WGI G&A functions, our current G&A costs reflect some of the effect of our cost rationalization efforts and have decreased as a percent of revenues from 1.0% for fiscal year 2007 to 0.8% for fiscal year 2008.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the year ended January 2, 2009 increased by 237.5% compared with the year ended December 28, 2007.  This increase was primarily due to the WGI acquisition.  Some of the businesses we obtained through the WGI acquisition perform a significant amount of work through unconsolidated joint ventures, which are accounted for using the equity method.

The Washington Division’s equity in income of unconsolidated joint ventures was $87.2 million for the year ended January 2, 2009.  The Washington Division performs a substantial portion of its operations through joint ventures and other partially owned entities that are not consolidated.  The more significant unconsolidated entities included our interests in (i) an incorporated mining venture in Germany – MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants; (ii) a joint venture that performs steam generator and reactor vessel head replacements at nuclear power plants; (iii) various joint ventures that perform management contracts for the DOE; and (iv) various joint ventures that participate in infrastructure projects.  These entities are accounted for using the equity method of accounting.  Accordingly, their revenues are not recorded; instead, our portion of the earnings from these entities is recorded as equity in income of unconsolidated joint ventures.  The related overhead expenses incurred by the Washington Division in supporting these unconsolidated joint ventures have been classified as cost of revenues in the accompanying financial statements and footnote disclosures.

Interest Expense

Our consolidated interest expense for the year ended January 2, 2009 increased by 227.4% compared with the year ended December 28, 2007.  The increase was primarily due to higher debt balances as a result of entering the 2007 Credit Facility.

Income Tax Expense

Our effective income tax rate for the year ended January 2, 2009 increased to 41.9% from 41.4% for the year ended December 28, 2007.  (See further discussion at Note 7, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)

Operating Income

Our consolidated operating income for the year ended January 2, 2009 increased 92.2% compared with the year ended December 28, 2007.  As a percentage of revenues, operating income was 5.0% for fiscal year 2008 compared to 4.9% in fiscal year 2007.  The increase was primarily due to an increase in revenues previously described and equity in income of unconsolidated joint ventures.

The URS Division’s operating income for the year ended January 2, 2009 increased 18.4% compared with the year ended December 28, 2007.  As a percentage of revenues, operating income was 7.1% for fiscal year 2008 compared to 6.6% in fiscal year 2007.  The increase during fiscal year 2008 as compared to fiscal year 2007 was primarily due to an increase in revenue volume previously described, although some modest pricing increases were experienced.  The remainder of the increase was caused by increased levels of labor utilization.

The EG&G Division’s operating income for the year ended January 2, 2009 increased 54.0% compared with the year ended December 28, 2007.  The increase was primarily a result of the inclusion of the DOD business obtained through the WGI acquisition as described above.  The increase was partially offset by $16.2 million of amortization of the intangible assets established through the WGI acquisition.

The Washington Division’s operating income for the year ended January 2, 2009 of $211.0 million includes $35.7 million of amortization of intangible assets, partially offset by $6.8 million of normal profit recognition on unfavorable contracts established through the WGI acquisition (See Note 2, “Acquisitions” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for additional disclosure.)  Operating income for the year ended January 2, 2009 reflects earnings associated with the increased revenues discussed above as well as higher performance-based fees and incentives on various projects, including $35.1 million of earnings on a DOE nuclear waste processing facility construction project as a result of final negotiations with the DOE to modify the overall fee and structure.  The higher earnings were partially offset by charges of $52.7 million associated with an oil and gas construction project that has experienced cost increases and schedule delays.  (See Common Sulfur Project under Note 11, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for additional disclosure.)

The Year Ended December 28, 2007 Compared with the Year Ended December 29, 2006

Consolidated

	Year Ended
(In millions, except percentages and per share amounts)	December 28, 2007	December 29, 2006	Increase	Percentage Increase
Revenues	$5,383.0	$4,222.9	$1,160.1	27.5%
Cost of revenues	(5,095.2)	(3,978.1)	1,117.1	28.1%
General and administrative expenses	(56.5)	(43.3)	13.2	30.5%
Equity in income of unconsolidated joint ventures	31.5	17.3	14.2	82.1%
Operating income	262.8	218.8	44.0	20.1%
Interest expense	(27.7)	(19.8)	7.9	39.9%
Income before income taxes and minority interest	235.1	199.0	36.1	18.1%
Income tax expense	(97.3)	(84.8)	12.5	14.7%
Minority interest in income of consolidated subsidiaries, net of tax	(5.6)	(1.2)	4.4	366.7%
Net income	$132.2	$113.0	$19.2	17.0%

Diluted earnings per share	$2.35	$2.19	$0.16	7.3%

The following table presents our consolidated revenues by market sector and division for the years ended December 28, 2007 and December 29, 2006.

	Year Ended
(In millions, except percentages)	December 28, 2007	December 29, 2006	Increase	Percentage Increase
Revenues
Power sector
URS Division	$342.4	$256.9	85.5	33.3%
EG&G Division	—	—	—	—
Washington Division	397.0	80.0	317.0	396.3%
Power Total	739.4	336.9	402.5	119.5%
Infrastructure sector
URS Division	1,240.7	1,037.3	203.4	19.6%
EG&G Division	—	—	—	—
Washington Division	50.1	21.5	28.6	133.0%
Infrastructure Total	1,290.8	1,058.8	232.0	21.9%
Federal sector
URS Division	533.5	464.3	69.2	14.9%
EG&G Division	1,558.2	1,418.7	139.5	9.8%
Washington Division	89.0	37.4	51.6	138.0%
Federal Total	2,180.7	1,920.4	260.3	13.6%
Industrial and commercial sector
URS Division	1,000.0	889.2	110.8	12.5%
EG&G Division	—	—	—	—
Washington Division	172.1	17.6	154.5	877.8%
Industrial and Commercial Total	1,172.1	906.8	265.3	29.3%
Total revenues, net of eliminations	$5,383.0	$4,222.9	$1,160.1	27.5%

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income (Loss)
Year ended December 28, 2007
URS Division	$3,129.0	$(2,934.3)	$—	$10.3	$205.0
EG&G Division	1,562.9	(1,484.1)	—	5.7	84.5
Washington Division (1)	763.0	(747.7)	—	15.5	30.8
Eliminations	(71.9)	70.9	—	—	(1.0)
Corporate	—	—	(56.5)	—	(56.5)
Total	$5,383.0	$(5,095.2)	$(56.5)	$31.5	$262.8

Year ended December 29, 2006
URS Division	$2,666.4	$(2,493.4)	$—	$13.1	$186.1
EG&G Division	1,421.9	(1,356.8)	—	4.2	69.3
Washington Division (1)	207.2	(199.5)	—	—	7.7
Eliminations	(72.6)	71.6	—	—	(1.0)
Corporate	—	—	(43.3)	—	(43.3)
Total	$4,222.9	$(3,978.1)	$(43.3)	$17.3	$218.8

Increase (decrease) for the year ended December 28, 2007 vs. the year ended December 29, 2006
URS Division	$462.6	$440.9	$—	$(2.8)	$18.9
EG&G Division	141.0	127.3	—	1.5	15.2
Washington Division (1)	555.8	548.2	—	15.5	23.1
Eliminations	0.7	0.7	—	—	—
Corporate	—	—	13.2	—	(13.2)
Total	$1,160.1	$1,117.1	$13.2	$14.2	$44.0

Percentage increase (decrease) for the year ended December 28, 2007 vs. the year ended December 29, 2006
URS Division	17.3%	17.7%	—	(21.4%)	10.2%
EG&G Division	9.9%	9.4%	—	35.7%	21.9%
Washington Division (1)	268.2%	274.8%	—	100.0%	300.0%
Eliminations	(1.0%)	(1.0%)	—	—	—
Corporate	—	—	30.5%	—	30.5%
Total	27.5%	28.1%	30.5%	82.1%	20.1%

(1)
We revised and conformed amounts for prior years to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the year ended December 28, 2007, which included six weeks of Washington Division operations, are not comparable to amounts presented for the year ended December 29, 2006, which included no results from the Washington Division.  The amounts also reflect the result of the realignment of our operations among our divisions as discussed previously.

Revenues

Our consolidated revenues for the year ended December 28, 2007 were $5.4 billion, an increase of $1.2 billion or 27.5% compared with the year ended December 29, 2006.  The increase was due primarily to a higher volume of work performed in each of our market sectors and the acquisition of WGI, which generated $448.4 million in revenues, from the date of acquisition through the remainder of the year ended December 28, 2007, compared with the year ended December 29, 2006.

The URS Division’s revenues for the year ended December 28, 2007 were $3.1 billion, an increase of $462.6 million or 17.3% (prior to elimination of interdivisional transactions) compared with the year ended December 29, 2006.  The increase in revenues was due to the various factors discussed below in each of our markets sectors.

The EG&G Division’s revenues for the year ended December 28, 2007 were $1.6 billion, an increase of $141.0 million or 9.9% (prior to elimination of interdivisional transactions) compared with the year ended December 29, 2006.  The increase was due to the growth in demand for the operations and maintenance services we provided to the DOD related to military activity in the Middle East; increased activities from the specialized systems engineering and technical assistance services; increased activities from the homeland security and logistics management markets; and the inclusion of the DOD business obtained through the WGI acquisition as described previously.  See below for more discussion of our federal market sector.

For the year ended December 28, 2007, the Washington Division’s revenues were $763.0 million (prior to elimination of interdivisional transactions), which consisted of $448.4 million of business we obtained through the WGI acquisition and a net transfer of $314.6 million from operations transferred to the Washington Division from the URS and EG&G Divisions in connection with the realignment of businesses discussed previously.

Power

Consolidated revenues from our power market sector were $0.7 billion, an increase of $402.5 million or 119.5% for the year ended December 28, 2007 compared with the year ended December 29, 2006.  A major portion of this increase was derived from the power business we obtained through the WGI acquisition, which generated $135.8 million in revenues for the year ended December 28, 2007.  During the 2007 fiscal year, we continued to experience growth in the emissions control work to retrofit coal-fired power plants with clean air technologies that reduce sulfur dioxide, mercury and other emissions, as well as the environmental, engineering and process design services we provide for power generation and transmission facilities.  With the addition of the Washington Division to our operations, we also benefited from strong demand for engineering, procurement and construction services for both fossil fuel and nuclear power projects, which is a core business for the Washington Division.

The URS Division’s revenues from our power market sector were $342.4 million, an increase of $85.5 million or 33.3% for the year ended December 28, 2007 compared with the year ended December 29, 2006.  Revenues increased primarily due to high activity on pollution control contracts to retrofit coal-fired power plants with clean air technologies.  This work is being driven by environmental regulations, such as the Clean Air Interstate Rule and the Clean Air Mercury Rule issued by the U.S. Environmental Protection Agency in 2005.  Demand also increased for the environmental, engineering and process design services we provide for power generating and transmission facilities.

The Washington Division’s revenues from our power market sector for the year ended December 28, 2007 were $397.0 million.  Revenues from the power sector were primarily driven by emissions control projects and projects involving the modification and upgrade of fossil fuel and nuclear power plants to increase generating capacity.

Infrastructure

Consolidated revenues from our infrastructure market sector were $1.3 billion, an increase of $232.0 million or 21.9% for the year ended December 28, 2007 compared with the year ended December 29, 2006.  This increase included $47.5 million in revenues for the year ended December 28, 2007, generated by the infrastructure business we obtained through the WGI acquisition.  Increased revenues in our infrastructure market sector reflected a high level of funding in 2007 for infrastructure improvement and expansion projects.  In 2007, many states experienced increased tax receipts and, as a result, increased capital funding for infrastructure.  We also benefited from a record level of bond issuances during the year to fund education, healthcare, flood control and transportation projects.  In addition, the federal highway and transit funding bill, SAFETEA-LU, continued to have a positive effect on revenues from our state and local government clients.  In 2007, SAFETEA-LU provided $48 billion in federal matching funds for highway projects, a 9.5% increase over 2006.

The URS Division’s revenues from our infrastructure market sector were $1.2 billion, an increase of $203.4 million or 19.6% for the year ended December 28, 2007 compared with the year ended December 29, 2006.  In fiscal 2007, we experienced favorable market conditions in the infrastructure market sector due to increased spending at the state and local government level on infrastructure programs for highways, transit, education, healthcare, and flood control projects.  We also benefited from a record $411 billion in bond issuances in 2007, a significant portion to fund infrastructure improvement projects.  In addition, SAFETEA-LU continued to have a positive effect on our business in the infrastructure market sector.

The Washington Division’s revenues from our infrastructure market sector for the year ended December 28, 2007 were $50.1 million.  Revenues from the infrastructure market sector were generated by the engineering, construction, and operations and maintenance services we provide for highways, toll roads, airports and rail transit systems, as well as by activity on a dam construction project.

Federal

Consolidated revenues from our federal market sector were $2.2 billion, an increase of $260.3 million or 13.6% for the year ended December 28, 2007 compared with the year ended December 29, 2006.  This increase included $115.7 million in revenues for the year ended December 28, 2007, generated by the federal government business we obtained through the WGI acquisition.  The increase reflects continued growth in demand for the services we provide to the DOD for engineering and technical services to design and develop new weapons systems and to modernize aging weapons systems, as well as for operations and maintenance services related to sustained U.S. military operations in the Middle East.  Revenues also increased from the work we perform for the DHS planning, designing and conducting security preparedness activities in the U.S.  In addition, we experienced an increase in environmental and facilities projects under large bundled contracts for the DOD in support of long-term initiatives, such as the BRAC program.

The URS Division’s revenues from our federal market sector were $0.5 billion, an increase of $69.2 million or 14.9% for the year ended December 28, 2007 compared with the year ended December 29, 2006.  This increase was largely driven by steady growth in infrastructure, environmental and facilities projects we perform for the DOD both in the U.S. and internationally under existing and new contract awards.  Many of these assignments support long-term DOD initiatives like the Military Transformation and the BRAC program.  Revenues from homeland security projects also contributed to this growth, as we continued to provide services to the DHS in support of security preparedness and disaster response initiatives.

The EG&G Division’s revenues from our federal market sector were $1.6 billion, an increase of $139.5 million or 9.8% for the year ended December 28, 2007, compared with the year ended December 29, 2006, of which $59.9 million was generated by operations transferred to the EG&G Division from the Washington Division.  The increase reflects growth in demand for the operations and maintenance services we provide to the DOD related to military activity in the Middle East, particularly in the second half of the fiscal year.  This includes modification and refurbishment work on military vehicles and other equipment returning from and being deployed to Iraq.  Revenues also increased from the specialized systems engineering and technical assistance services that we provide for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  In addition, during the 2007 fiscal year, revenues generated from activities in homeland security increased, as well as from our work managing chemical demilitarization programs to eliminate chemical and biological weapons.

The Washington Division’s revenues from our federal market sector for the year ended December 28, 2007 were $89.0 million.  Revenues from the federal market sector were primarily related to contracts with the DOE to manage complex programs and facilities involving the treatment, storage and disposal of radioactive waste.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector were $1.2 billion, an increase of $265.3 million or 29.3% for the year ended December 28, 2007, compared with the year ended December 29, 2006.  This increase included $149.4 million in revenues for the year ended December 28, 2007, generated by the industrial and commercial business we obtained through the WGI acquisition.  In 2007, we benefited from favorable economic conditions and high energy and commodity prices, which led to increased capital spending by many of our industrial and commercial clients.  Revenue growth from clients in the oil and gas industry was a significant contributor to our overall growth in our industrial and commercial market sector.  High energy prices and profits among oil and gas companies continued to drive capital spending, which led to increased demand for the environmental and engineering services we provide.  In addition, the rising demand for mineral resources resulted in additional projects in the mining industry.  Finally, we continued to benefit from our strategy of building longer-term relationships with multinational corporations by migrating from stand-alone consulting contracts to MSAs.

The URS Division’s revenues from our industrial and commercial market sector were $1.0 billion, an increase of $110.8 million or 12.5% for the year ended December 28, 2007 compared with the year ended December 29, 2006.  Revenue growth reflected favorable economic conditions, including high energy and commodity prices and our growth in longer-term MSAs with Fortune 500 companies.  High energy prices and profits among oil and gas clients continued to drive capital investments, which led to increased demand for the engineering and environmental services we provide.  Growing demand for metals and mineral resources also resulted in additional projects in the mining industry.  Finally, we continued to benefit from our strategy of building long-term relationships with multinational corporations under MSAs, which have enabled us to migrate from stand-alone consulting assignments, reduce marketing expenses associated with pursuing these assignments and improve our workforce utilization levels.

The Washington Division’s revenues from the industrial and commercial market sector for the year ended December 28, 2007 were $172.1 million.  Revenues from the industrial and commercial market sector were generated from contracts to provide engineering, construction and facilities management services to clients in the oil and gas, industrial and manufacturing industries and from the contract mining services we provide.

Cost of Revenues

Our consolidated cost of revenues for the year ended December 28, 2007, which consist of labor, subcontractor costs and other expenses related to projects, and services provided to our clients, increased by 28.1% compared with the year ended December 29, 2006.  Because our revenues are primarily service-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues.

General and Administrative Expenses

Our consolidated G&A expenses for the year ended December 28, 2007 increased by 30.5% compared with the year ended December 29, 2006.  The increase was primarily due to a $6.7 million increase in stock-based compensation cost and a $3.4 million increase in auditing fees, tax consulting fees, and other consulting expenses primarily related to the WGI acquisition.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the year ended December 28, 2007 increased by 82.1% compared with the year ended December 29, 2006.  This increase was primarily due to the WGI acquisition, which contributed $15.5 million in equity in income of unconsolidated joint ventures during the six-week period ending December 28, 2007.  This increase was partially offset by a decrease in the level of activity within a joint venture that provides disaster response to the Federal Emergency Management Agency (“FEMA”).

Interest Expense

Our consolidated interest expense for the year ended December 28, 2007 increased by 39.9% compared with the year ended December 29, 2006.  The increase was primarily due to higher debt balances as a result of entering the 2007 Credit Facility.

Income Tax Expense

Our effective income tax rate for the year ended December 28, 2007 decreased to 41.4% from 42.6% for the year ended December 29, 2006 primarily due to lower state income taxes.  (See further discussion at Note 7, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)

Operating Income

Our consolidated operating income for the year ended December 28, 2007 increased 20.1% compared with the year ended December 29, 2006.  The increase was primarily due to an increase in revenue volume previously described and equity in income of unconsolidated joint ventures.  The remainder of the increase was also driven by a reduction in the costs of revenues.

The URS Division’s operating income for the year ended December 28, 2007 increased 10.2% compared with the year ended December 29, 2006.  As a percentage of revenues, operating profit was 6.6% for fiscal year 2007 compared to 7.0% in fiscal year 2006.  The decrease in operating profit during fiscal year 2007 as compared to fiscal year 2006 was primarily due to a decrease in income from joint ventures and lower level of activity within a joint venture that provides FEMA with disaster response services.

The EG&G Division’s operating income for the year ended December 28, 2007 increased by 21.9% compared with the year ended December 29, 2006.  As a percentage of revenues, operating profit was 5.4% for fiscal year 2007 compared to 4.9% in fiscal year 2006.  The increase in operating profit during fiscal year 2007 as compared to fiscal year 2006 was primarily due to increased income from and increased activities in joint ventures in support of U.S. government contracts and a slight improvement in operating margins.

The Washington Division’s operating income included the six-week period earnings from the WGI acquisition on a nuclear power plant steam generator replacement project that was successfully completed in December as well as strong award fees on several federal government contracts.  See Note 2, “Acquisitions,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for additional discussion.

Liquidity and Capital Resources

(In millions)	Year Ended January 2, 2009	Year Ended December 28, 2007	Year Ended December 29, 2006
Cash flows from operating activities	$343.9	$311.9	$165.0
Cash flows from investing activities	(133.3)	(1,305.0)	(34.3)
Cash flows from financing activities	(243.1)	1,160.1	(142.7)

For the year ended January 2, 2009, our primary sources of liquidity were cash flows from operations and borrowings under our 2007 Credit Facility and our primary use of cash was to fund our working capital and capital expenditures, to service our debt and to purchase treasury stock.  For the year ended December 28, 2007, our primary use of cash was to fund our acquisition of WGI.  We used $0.1 billion of our operating cash and borrowed $1.4 billion under our 2007 Credit Facility to finance the cash portion of the WGI acquisition in fiscal year 2007.  For the year ended December 29, 2006, our primary uses of cash were to fund our working capital and to service and retire our debt.  For the years ended December 28, 2007 and December 29, 2006, our primary sources of liquidity were cash flows from operations and borrowing under our credit lines.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as to service our debt, for at least the next twelve months.  If we experience a significant change in our business such as the consummation of a significant acquisition, we would likely need to acquire additional sources of financing.  We believe that we would be able to obtain adequate sources of funding to address significant changes in our business.  However, ongoing credit constraints in the financial markets could limit our ability to access credit on reasonable terms, or at all.  Under the terms of our 2007 Credit Facility, we are generally required to remit as debt repayments any proceeds we receive from the sale of assets, among other things, including the sale of our equity investment in MIBRAG.  On February 25, 2009, we announced, together with our joint venture partner, NRG Energy, Inc., that we had entered into a definitive agreement, subject to customary closing conditions, to sell our equity investment in MIBRAG, an incorporated mining and power joint venture in Germany that operates lignite coal mines and power plants.

As of January 2, 2009, we have remaining tax deductible goodwill of $508.4 million and federal net operating loss (“NOL”) carryovers of approximately $181.0 million.  We anticipate the majority of the federal NOL will be used within the next two years based upon our forecast of taxable income.

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  As of January 2, 2009 and December 28, 2007, we had book overdraft positions of $0.4 million and $15.6 million, respectively, related to some of our disbursement accounts.  These overdrafts primarily consisted of outstanding checks that had not cleared the bank accounts at the end of the reporting period.  We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.  Restricted cash was included in other current assets because it was not material.

At January 2, 2009 and December 28, 2007, cash and cash equivalents included $95.3 million and $68.6 million, respectively, of cash held by our consolidated joint ventures.  We are dependent on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivable.  Substantially all of our cash flows are generated by our subsidiaries.  As a result, the funds necessary to meet our debt service obligations are provided in large part by distributions or advances from our subsidiaries.  The financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them.

Billings and collections on accounts receivable can affect our operating cash flows.  Our management has placed significant emphasis on collection efforts, has assessed the adequacy of our allowance for doubtful accounts receivable as of January 2, 2009 and has deemed it to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  Billings in excess of costs as of January 2, 2009 and December 28, 2007 were $254.2 million and $296.8 million, respectively.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.

In the ordinary course of our business, we may realize various loss contingencies including, but not limited to the pending legal proceedings identified in Note 11, “Commitments and Contingencies,” which may adversely affect our liquidity and capital resources.

Operating Activities

The increase in cash flows from operating activities for the year ended January 2, 2009 compared with the year ended December 28, 2007 was primarily due to the acquisition of WGI as well as to the fluctuations in receivables and payables as a result of the timing of payments from clients on accounts receivable and the timing of payments to vendors and subcontractors, partially offset by a reduction in advance billings and decrease in deferred tax assets.

The increase in cash flows from operating activities for the year ended December 28, 2007 compared with the year ended December 29, 2006 was primarily due to improvements in the timing of cash collections from customers and in payments to vendors, partially offset by a reduction in advance billings and decrease in deferred tax assets.

During the first quarter of 2009, we expect to make significant cash disbursements related to payment of bonuses and retirement plan contributions.

Investing Activities

With the exception of the construction and mining activities of the Washington Division, we are not capital intensive.  Our mining activities require the use of heavy equipment, which are either owned or leased.  Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs.  Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the years ended January 2, 2009, December 28, 2007 and December 29, 2006 were $91.7 million, $41.7 million and $29.3 million, respectively.

Included in our investing activities during the year ended December 28, 2007 is a cash outflow of $1.3 billion related to our acquisition of WGI; this consists of a payment of $1.5 billion for the cash portion of the purchase price reduced by cash acquired of $0.2 billion.

Financing Activities

Cash flows used for financing activities of $243.1 million during the year ended January 2, 2009 consisted primarily of the following activities:

•	Payments of $200.0 million under the term loans under our 2007 Credit Facility;

•	Net payments of $9.5 million under our lines of credit and notes;

•	Payments of $7.7 million in capital lease obligations;

•	Change in book overdrafts of $15.2 million;

•	Excess tax benefits from stock-based compensation of $4.5 million;

•	Proceeds from the sale of common stock from our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options of $27.2 million; and

•	Payments of treasury stock of $42.3 million.

Cash flows used for financing activities of $1.2 billion during the year ended December 28, 2007 consisted primarily of the following activities:

•	Payments of $114.0 million of the term loans under our 2005 senior credit facility (“2005 Credit Facility”);

•	Payments of $125.0 million of the term loans under our 2007 Credit Facility;

•	Borrowings of $1.4 billion of the new term loan under our 2007 Credit Facility;

•	Net payments of $8.0 million under our lines of credit and notes;

•	Payments of $11.5 million in capital lease obligations and equipment notes;

•	Change in book overdrafts of $12.3 million;

•	Excess tax benefits from stock-based compensation of $8.4 million;

•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $19.2 million; and

•	Payments of debt issuance costs of $21.3 million for the 2007 Credit Facility.

Cash flows used for financing activities of $142.7 million during the year ended December 29, 2006 consisted primarily of the following activities:

•	Payment of $156.0 million of the term loan under our 2005 Credit Facility;

•	Payment of $2.8 million of our 11½% senior notes;

•	Net borrowings of $1.4 million under our lines of credit and short-term notes;

•	Payments of $13.0 million in capital lease obligations;

•	Change in book overdrafts of $1.8 million;

•	Excess tax benefits from stock-based compensation of $6.0 million; and

•	Proceeds from the sale of common stock from our ESPP and exercise of stock options of $24.0 million.

Non-cash Activities

In connection with the completion of the WGI acquisition on November 15, 2007, we issued approximately 29.5 million shares of our common stock valued at $1.8 billion.  We began a plan to integrate and restructure the Washington Division immediately after the acquisition of WGI was finalized.  As of January 2, 2009, the remaining restructuring costs of $13.3 million are expected to paid in the next twelve months.  These costs are primarily related to the costs for severance, associated benefits, outplacement services and excess facilities.

See Note 2, “Acquisitions” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for further discussion on the acquisition and the fair value of our common stock.

In April, 2007, we acquired CRI Resources, Inc. (“CRI”) through a debt-for-equity swap under Chapter 11 of the United States Bankruptcy Court Central District of California Los Angeles Division.  The purchase price, net of cash acquired, was approximately $16.8 million, which represented the amount of our receivable from CRI and resulted in no gain or loss on the transaction.

In August 2008, we acquired LopezGarcia Group, Inc. and most of the assets of Tryck Nyman Hayes, Inc. for purchase prices, net of cash acquired, which totaled $22.0 million.

Other Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of January 2, 2009.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
As of January 2, 2009:
2007 Credit Facility (1)	$1,075.0	$—	$265.3	$809.7	$—	$—
Capital lease obligations (1)	14.8	5.7	7.7	1.4	—	—
Notes payable, foreign credit lines and other indebtedness (1)	33.9	10.8	17.3	5.8	—	—
Total debt	1,123.7	16.5	290.3	816.9	—	—
Operating lease obligations (2)	583.5	157.9	238.7	117.8	69.1	—
Pension and other retirement plans funding requirements (3)	255.3	29.4	39.7	61.0	125.2	—
Interest (4)	180.8	49.2	101.3	30.3	—	—
Purchase obligations (5)	12.6	6.7	5.9	—	—	—
Asset retirement obligations (6)	3.7	0.6	1.0	1.6	0.5	—
Other contractual obligations (7)	50.6	26.0	3.3	0.4	—	20.9
Total contractual obligations	$2,210.2	$286.3	$680.2	$1,028.0	$194.8	$20.9

(1)	Amounts shown exclude unamortized debt issuance costs of $15.6 million for the 2007 Credit Facility. For capital lease obligations and equipment notes, amounts shown exclude interest of $1.4 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

(4)
Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate including the effect of the interest rate swaps.

(5)	Purchase obligations consist primarily of software maintenance contracts.

(6)	Asset retirement obligations represent the estimated costs of removing and restoring the leased properties to the original condition pursuant to our real estate lease agreements.

(7)
Other contractual obligations include net liabilities for anticipated settlements and interest under FIN 48 tax liabilities, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for our FIN 48 liabilities.  Therefore, we included the estimated liabilities under “Other” column above.  In addition, we do not expect that payment of any of the above mentioned FIN 48 liabilities will have a material impact on our liquidity.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  As of January 2, 2009, we had $241.7 million in standby letters of credit outstanding under our 2007 Credit Facility.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have guaranteed the credit facility of one of our unconsolidated joint ventures in the event of a default by the joint venture.  This joint venture was formed in the ordinary course of business to perform a contract for the U.S. federal government.  The term of the guarantee was equal to the remaining term of the underlying credit facility.  As of January 2, 2009, the amount of the guarantee was $15.0 million.  The credit facility will be renewed on a month-to-month basis and the guarantee will be extended until the contract is completed, which is expected to be May 31, 2009.

•
We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of January 2, 2009.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

•	As of January 2, 2009, the amount of a guarantee used to collateralize the credit facility of our U.K. operating subsidiary and bank guarantee lines of our European subsidiaries was $7.6 million.

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

•
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts.  We entered into these agreements primarily to support the project execution commitments of these entities.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated.  For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract.  Remaining billable amounts could be greater or less than the cost to complete.  In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

•
In the ordinary course of business, our clients may request that we obtain surety bonds in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets.  We are obligated to reimburse the issuer of our surety bonds for any payments made hereunder.  Each of our commitments under performance bonds generally ends concurrently with the expiration of our related contractual obligation.

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

In June 2008, we entered into the first amendment to the 2007 Credit Facility, which allows us to repurchase up to one million shares of our common stock annually, provided that we maintain designated financial criteria.  In 2008, we repurchased one million shares of our common stock as permitted by the amended 2007 Credit Facility.

As of January 2, 2009 and December 28, 2007, the outstanding balance of term loan A was $842.8 million and $999.6 million at interest rates of 2.69% and 6.79%, respectively.  As of January 2, 2009 and December 28, 2007, the outstanding balance of term loan B was $232.2 million and $275.4 million at interest rates of 3.69% and 7.54%, respectively.  We did not have an outstanding balance on our revolving line of credit as of the end of our fiscal years 2008 and 2007.

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

Quarterly payments for term loan B will be 0.25%, or 1% on an annual basis, until the last four quarters prior to maturity, of the original aggregate principal amount of the term loan B.  Over the four quarters prior to maturity, the remaining principal balance of term loan B will be payable in equal quarterly amounts.  We made total principal payments of $200 million and $125 million for the years ended January 2, 2009 and December 28, 2007, respectively, under our 2007 Credit Facility.  Since we have made voluntary prepayments on our 2007 Credit Facility, we are not required to make a scheduled payment until April 2011.

All loans outstanding under our 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR, plus in each case an applicable margin.  The applicable margin will adjust according to a performance pricing grid based on our Consolidated Leverage Ratio.  For the purposes of our 2007 Credit Facility, consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is defined as consolidated net income plus interest, depreciation and amortization expense, income taxes, and other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the WGI acquisition.  The terms “base rate” and “LIBOR” have meanings customary for financings of this type.

We are subject to two financial covenants, comprised of a maximum Consolidated Leverage Ratio, which is based upon the ratio of consolidated total debt to Consolidated EBITDA, as defined above, and a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA.  The 2007 Credit Facility also contains customary affirmative and negative covenants including without limitation, the following material covenants: restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, indebtedness, contingent liabilities, sale-leaseback transactions and investments.  As of January 2, 2009, we were in compliance with all the covenants of the 2007 Credit Facility.

We have the option to prepay the term loans at anytime without penalty.  Under the terms of the 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from sale of assets, issuance of debt, issuance of equity and creation of excess cash flow.

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

In conjunction with obtaining the 2007 Credit Facility, prepaid financing fees and debt issuance costs of $35.5 million were capitalized and recorded as other assets or debt issuance costs netted against long-term debt.  The prepaid financing fees and debt issuance costs are amortized over the life of the loans and the term of the revolving-debt arrangement.

Revolving Line of Credit

Our Revolving Line of Credit is used to fund daily operating cash needs and to support our standby letters of credit.  During the ordinary course of business, the use of our Revolving Line of Credit is a function of collection and disbursement activities.  Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which dictate, as necessary, our short-term borrowing requirements.  As of January 2, 2009, we issued $241.7 million of letters of credit leaving $458.3 million available on our revolving credit facility.

Our revolving line of credit information was summarized as follows:

	Year Ended
(In millions, except percentages)	January 2, 2009	December 28, 2007	December 29, 2006
Effective average interest rates paid on the revolving line of credit	5.6%	8.2%	7.6%
Average daily revolving line of credit balances	$0.2	$2.3	$0.4
Maximum amounts outstanding at any one point	$7.7	$40.3	$21.8

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of January 2, 2009 and December 28, 2007, we had outstanding amounts of $33.9 million and $29.7 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted average interest rates of the notes were approximately 5.7% and 6.5% as of January 2, 2009 and December 28, 2007, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees.  As of January 2, 2009 and December 28, 2007, we had $13.3 million and $15.0 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases.  As of January 2, 2009 and December 28, 2007, we had approximately $14.8 million and $22.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of January 2, 2009 and December 28, 2007, we had approximately $583.5 million and $628.9 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Derivative Financial Instruments.  As of January 2, 2009, we had two floating-for-fixed interest rate swaps with notional amounts totaling $400 million to hedge against floating interest rates associated with a portion of our 2007 Credit Facility.  The swaps hedge our floating-rate debt exposure on $400 million through 2009 and $200 million during 2010.  A swap with a notional amount totaling $500 million expired on January 2, 2009.  As of January 2, 2009 and December 28, 2007, the fair values of our swaps were $15.7 million and $3.9 million, respectively.  The increase in these liabilities was due to falling short-term market interest rates.  The short-term portion of the swap liabilities was recorded in accrued expenses and other on our Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in other long-term liabilities.  The adjustments to fair values of the swap liabilities were recorded in accumulated other comprehensive income.  We have recorded no gain or loss on our Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps were deemed to be an effective hedge.

Income Taxes

We anticipate that cash payments for income taxes for 2009 and later years will be substantially less than income tax expense recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization and from the use of NOL carryovers.  As of January 2, 2009, we had remaining tax deductible goodwill of $508.4 million resulting from WGI’s previous acquisitions prior to our acquisition of WGI; as well as from our acquisitions of Dames & Moore, EG&G, Lear Siegler and other, less significant acquisitions.  The amortization of this tax goodwill is deductible over various periods ranging up to 14 years.  The tax deduction for goodwill for 2009 will be $87.0 million.  The amount of the tax deduction for goodwill will decrease slightly over the next five years and will be substantially lower after six years.  As of January 2, 2009, our federal NOL carryover, per income tax returns filed or to be filed, was approximately $181.0 million; most of the NOL was generated by recently acquired companies (WGI and CRI).  These federal NOL carryovers expire in years 2017 through 2026.  Of these NOL carryovers, $25.8 million are limited by the earnings of CRI.  We anticipate that the majority of the federal NOL carryovers will be used within the next two years based upon our forecast of taxable income.  In addition to the federal NOL, there are state income tax NOL carryovers in various states as of January 2, 2009 that would reduce state taxes payable in those states by approximately $38.2 million.  There were also NOL carryovers of approximately $307.6 million in various foreign taxing jurisdictions as of January 2, 2009.  Use of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future within the state or foreign taxing jurisdiction.

Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Based on expected future operating results, we believe that realization of deferred tax assets in excess of the valuation allowance is more likely than not.

We have indefinitely reinvested $31.5 million of undistributed earnings of selected foreign operations outside of our U.S. tax jurisdiction as of January 2, 2009.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes - Special Areas," since it is our intention to utilize those earnings in our foreign operations.  The determination of the amount of deferred taxes on these earnings is dependent on several factors that cannot be known unless a decision to repatriate the earnings is made.  We have accrued deferred U.S. taxes for the undistributed earnings of those foreign operations that we do not consider to be indefinitely reinvested.

The effective income tax rates for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 are as follows:

Year Ended	Effective Income Tax Rates
January 2, 2009	41.9%
December 28, 2007	41.4%
December 29, 2006	42.6%

The changes in our effective tax rate are related primarily to differences between amounts previously estimated for state income taxes and amounts reported on the tax returns.  The differences became known as the tax returns were finalized and filed.

As of January 2, 2009, we had $51.3 million of unrecognized tax benefits.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2008 were $12.0 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	January 2, 2009	December 28, 2007
Unrecognized tax benefits beginning balance	$39,667	$20,138
Gross increase – tax positions in prior years	13,025	2,340
Gross decrease – tax positions in prior years	(1,112)	(1,179)
Gross increase – current period tax positions	1,771	1,534
Settlements	(1,048)	(3,403)
Lapse of statute of limitations	(959)	(687)
Unrecognized tax benefits acquired in current year	—	20,924
Unrecognized tax benefits ending balance	$51,344	$39,667

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the year ended January 2, 2009, we recognized $1.6 million in interest and penalties.  We have accrued approximately $4.9 million in interest and penalties as of January 2, 2009.  A significant portion of the unrecognized tax benefits acquired in the year ended December 28, 2007 relate to years currently under audit by the taxing jurisdictions where those benefits were claimed.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

It is reasonably possible that we will recognize up to $21.1 million in previously unrecognized tax benefits within the next twelve months as a result of the settlement of state and federal tax audits.  If we recognize the $21.1 million of unrecognized tax benefits, a total of $20.2 million will have no net impact on the balance sheet or income statement.  The timing and amounts of these audit settlements are uncertain.

See further discussion at Note 7, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Other Comprehensive Loss

Our other comprehensive loss for the year ended January 2, 2009 was comprised of pension and post-retirement adjustments, foreign currency translation adjustments and interest rate swaps.  The 2008 pension and post-retirement adjustment of $37.5 million, net of tax, was caused primarily by investment losses on plan assets resulting from the decline in the financial markets.  The 2008 foreign currency translation adjustment of $28.0 million, net of tax, resulted from the significant strengthening of the U.S. dollar against foreign currencies.  The interest rate swap charge of $7.0 million, net of tax, resulted from fair value adjustments to our floating-for fixed interest rate swaps.  See Note 12, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)" to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our other comprehensive loss.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended January 2, 2009.  There were no material changes to these critical accounting policies during the year ended January 2, 2009.

Revenue Recognition

We recognize revenues from engineering, construction and construction-related contracts using the percentage-of-completion method as project progress occurs.  Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for using the proportionate performance method as project progress occurs.

Percentage of Completion.  Under the percentage-of-completion method, revenue is recognized as contract performance progresses.  We estimate the progress towards completion to determine the amount of revenue and profit to recognize.  We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.  Costs are generally determined from actual hours of labor effort expended at per-hour labor rates calculated using a labor dollar multiplier that includes direct labor costs and allocable overhead costs.  Direct non-labor costs are charged as incurred plus any mark-up permitted under the contract.

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

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new scope or terms.  Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work.  Either we or our clients may initiate change orders.  Client agreement as to the terms of change orders is, in many cases, reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement.  Costs related to change orders are recognized as incurred.  Revenues attributable to change orders that are unapproved as to price or scope are recognized to the extent that costs have been incurred if the amounts can be reliably estimated and their realization is probable.  Revenues in excess of the costs attributable to change orders that are unapproved as to price or scope are recognized only when realization is assured beyond a reasonable doubt.  Change orders that are unapproved as to both price and scope are evaluated as claims.

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

Contract Types

Our contract types include cost-plus, target-price, fixed-price, and time-and-materials contracts.  Revenue recognition is determined based on the nature of the service provided, irrespective of the contract type, with engineering, construction and construction-related contracts accounted for under the percentage-of-completion method and service-related contracts accounted for under the proportional performance method.

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

Cost-Plus Incentive Fee.  Some of our cost-plus contracts provide for incentive fees based on performance against contractual milestones.  The amount of the incentive fees vary, depending on whether we achieve above-, at- or below-target results.  We recognize incentive fees revenues as milestones are achieved, assuming that we will achieve at-target results, unless our estimates indicate our cost at completion to be significantly above or below target.

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

Time-and-Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project.  In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract.  The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are generally recognized under the percentage-of-completion method.  However, time and materials contracts that are service-related contracts are accounted for utilizing the proportional performance method.  Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects.  Our time-and materials contracts also generally include annual billing rate adjustment provisions.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we perform an assessment for impairment of goodwill at least annually.  Accordingly, we have completed our annual review of the recoverability of goodwill, which indicated that we had no impairment of goodwill.  In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a possible impairment of goodwill.

In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our reporting units by using a methodology that considers projections of our cash flows and a market approach.  If we determine that our estimated fair value is less than the carrying value of a reporting unit’s goodwill, we will then calculate the amount of impairment considering cash flows and the fair values of the net tangible and intangible assets.

The methodology we use in testing for impairment of goodwill includes significant judgments and estimates, such as assumptions of cash flows, appropriate discount rates and the fair values of net assets of our reporting units.  We believe our methodology provides us with a reasonable basis for determining whether an impairment charge should be taken.  See Note 5, “Intangible Assets and Goodwill” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our test for goodwill impairment.

While our impairment review did not result in impairments for any of our reporting units, if market and economic conditions deteriorate further or if continued volatility in the financial markets causes further declines in our stock price, increases our weighted-average cost of capital, changes cash flow multiples or other inputs to our goodwill assessment, our goodwill may require testing for impairment between our annual testing periods.

Two of our reporting units that recorded an aggregate of $704 million of our goodwill have fair values in excess of their carrying values of approximately 6%.  It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions and estimates we made in assessing the fair value of our goodwill, could cause these or other reporting units to become impaired.  If our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements, but would not have any adverse effect on the covenant calculations of our 2007 Credit Facility or our overall compliance with the covenants of our 2007 Credit Facility.

Allowance for Uncollectible Accounts Receivable

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively.  We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions to which the client may be subject.

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

Self-insurance Reserves

Self-insurance reserves represent reserves established as a result of insurance programs under which we have self-insured portions of our business risks.  We carry substantial premium-paid, traditional risk transfer insurance for our various business risks; however, we self-insure and establish reserves for the retentions on workers’ compensation insurance, general liability, automobile liability, and professional errors and omissions liability.

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

Adopted and Other Recently Issued Statements of Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this statement were subsequently issued.  FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS 141 or “Business Combinations (Revised 2007)” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP will be effective for us in fiscal year 2009.  FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” issued on October 10, 2008, clarified the application of SFAS 157 for financial assets when the market for that asset is not active.  This FSP was effective upon issuance.  Our adoption of SFAS 157 on December 29, 2007 was limited to financial assets and liabilities.  The adoption of these pronouncements did not have a material impact on our consolidated financial position, results of operations or cash flows.  We are currently evaluating the anticipated effect of FSP 157-2 on the non-financial assets and non-financial liabilities of our consolidated financial statements.

In September 2006, the FASB issued SFAS 158.  This statement requires (1) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (2) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status.  We adopted the recognition and disclosure provisions of SFAS 158 on December 29, 2006, the end of our fiscal year 2006.  As allowed by SFAS 158, we adopted the requirement to measure our defined benefit plan assets and benefit obligations as of our fiscal year ended December 28, 2007.  Our adoption of this requirement did not have a material impact on our consolidated financial statements for fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the items for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 became effective for us as of the beginning of our fiscal year 2008.  We did not elect the fair value option for any financial assets or liabilities during our fiscal year 2008.

In December 2007, the FASB ratified a consensus reached by the EITF on Issue 07-1, "Accounting for Collaborative Arrangements" (“EITF 07-1”).  The EITF agreed on the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on a gross or a net basis in accordance with the guidance in EITF 99-19. Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature, by analogy to other authoritative literature, or by a consistently applied accounting policy election.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  EITF 07-1 will be effective for us beginning in our fiscal year 2009, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  We believe that our adoption of this requirement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests are currently described as minority interests in our Consolidated Financial Statements.  SFAS 160 requires that noncontrolling interests be presented as a separate line item under stockholders’ equity on the Consolidated Balance Sheet.  SFAS 160 requires prospective application, except that the presentation and disclosure of minority interests is retrospectively applied for all periods presented.  SFAS 160 will be effective for us in fiscal year 2009, which will begin on January 3, 2009.  Early adoption is prohibited.  Starting in fiscal year 2009, we will present the noncontrolling interests as a part of stockholder’s equity on our consolidated balance sheet.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement mandates that the GAAP hierarchy reside in the accounting literature as opposed to the audit literature and has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This statement became effective during our fourth quarter ended January 2, 2009 following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments of selected audit standards.  Our adoption of this statement did not impact our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts.  The statement will be effective for us at the beginning of our fiscal year 2009.  We do not believe that the adoption of this statement will impact our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  This FSP states that share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting is a participating security and should be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  Prior to November 2008, our stock award agreements provided for nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, are participating securities as defined in this FSP.  In November 2008, we revised our stock award agreements for future grants so that unvested shares are non-participating securities.  This FSP will be effective for us beginning in our fiscal year 2009.  We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial statements.

In November 2008, the FASB ratified a consensus reached by the EITF on Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  This issue clarifies the accounting for some transactions and impairment considerations involving all investments accounted for under the equity method.  Guidance is provided regarding (1) how the initial carrying value of an equity investment should be determined, (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, (3) how an equity-method investee's issuance of shares should be accounted for and, (4) how to account for a change in an investment from the equity method to the cost method.  This EITF will be effective for us beginning in our fiscal year 2009.  We are currently evaluating the impact of adopting EITF 08-6 on our consolidated financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4” and “FIN 46(R)-8”).  The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” are finalized and approved by the Board.  Effective at the end of the first reporting period after issuance of the FSP, Statement 140 is amended to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities.  It also amends Interpretation 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The adoption of FSP 140-4 did not affect our financial statements for the fiscal year ended January 2, 2009.  As required by this FIN 46(R)-8, we included additional disclosures for our fiscal year ended January 2, 2009.  See Note 3, “Investments in and Advances to Joint Ventures” for additional disclosures included under Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”).  This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide more transparency about the assets in defined benefit pension and other postretirement plans.  The new disclosures are designed to provide additional insight into (1) how investment decisions are made, including factors necessary to understanding investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in SFAS 157) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets.  This FSP will be effective for us in our fiscal year 2009.  We are currently evaluating the impact of adopting FSP 132(R)-1 on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million to hedge against changes in floating interest rates.  The notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on outstanding indebtedness of $1.1 billion under our 2007 Credit Facility at January 2, 2009, if market rates average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.0 million.  Conversely, if market rates average 1% lower in the next twelve months, our net-of-tax interest expense would decrease by approximately $4.0 million.  This analysis is computed taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $200.0 million expiring in December 2009.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries.  We currently have no foreign currency hedges.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  We had $28.0 million of foreign currency translation loss, net of tax, and $7.9 million of foreign currency translation gains, net of tax, for the year ended January 2, 2009 and December 28, 2007, respectively.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (the "Company") at January 2, 2009 and December 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted a new accounting standard that required it to change the manner in which it accounts for uncertain tax positions, and in 2006 the Company adopted a new accounting standard that required it to change the manner in which it accounts for defined benefit and other post-retirement plans.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 2, 2009

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 2, 2009	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$223,998	$256,502
Accounts receivable, including retentions of $51,141 and $58,366, respectively	1,062,177	1,015,052
Costs and accrued earnings in excess of billings on contracts	1,079,047	1,023,302
Less receivable allowances	(39,429)	(51,173)
Net accounts receivable	2,101,795	1,987,181
Deferred tax assets	161,061	133,888
Prepaid expenses and other assets	153,627	210,807
Total current assets	2,640,481	2,588,378
Investments in and advances to unconsolidated joint ventures	269,616	206,721
Property and equipment at cost, net	347,076	357,907
Intangible assets, net	511,508	572,974
Goodwill	3,158,205	3,139,618
Other assets	74,266	64,367
Total assets	$7,001,152	$6,929,965
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdrafts	$438	$15,638
Current portion of long-term debt	16,506	17,964
Accounts payable and subcontractors payable, including retentions of $85,097 and $73,491, respectively	712,552	693,614
Accrued salaries and wages	430,938	486,853
Billings in excess of costs and accrued earnings on contracts	254,186	296,752
Accrued expenses and other	172,735	170,782
Total current liabilities	1,587,355	1,681,603
Long-term debt	1,091,528	1,288,817
Deferred tax liabilities	270,165	137,058
Self-insurance reserves	101,930	73,253
Pension, post-retirement, and other benefit obligations	202,520	156,843
Other long-term liabilities	91,898	88,735
Total liabilities	3,345,396	3,426,309
Commitments and contingencies (Note 11)
Minority interests	31,125	25,086
Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 200,000 shares; 85,004 and 83,355 shares issued, respectively; and 83,952 and 83,303 shares outstanding, respectively	850	833
Treasury stock, 1,052 and 52 shares at cost, respectively	(42,585)	(287)
Additional paid-in capital	2,838,290	2,797,238
Accumulated other comprehensive income (loss)	(55,866)	16,635
Retained earnings	883,942	664,151
Total stockholders’ equity	3,624,631	3,478,570
Total liabilities, minority interests and stockholders’ equity	$7,001,152	$6,929,965

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006

Revenues	$10,086,289	$5,383,007	$4,222,869
Cost of revenues	(9,608,779)	(5,095,271)	(3,978,082)
General and administrative expenses	(78,654)	(56,468)	(43,279)
Equity in income of unconsolidated joint ventures	106,277	31,516	17,281
Operating income	505,133	262,784	218,789
Interest expense	(90,763)	(27,730)	(19,740)
Income before income taxes and minority interests	414,370	235,054	199,049
Income tax expense	(172,813)	(97,254)	(84,793)
Minority interests in income of consolidated subsidiaries, net of tax	(21,766)	(5,557)	(1,244)
Net income	219,791	132,243	113,012
Other comprehensive income (loss):
Pension and post-retirement related adjustments, net of tax	(37,460)	14,776	582
Foreign currency translation adjustments, net of tax	(28,049)	7,863	4,122
Interest rate swaps, net of tax	(6,992)	(2,366)	—
Comprehensive income	$147,290	$152,516	$117,716

Earnings per share:
Basic	$2.68	$2.39	$2.23
Diluted	$2.66	$2.35	$2.19
Weighted-average shares outstanding:
Basic	81,879	55,271	50,705
Diluted	82,495	56,275	51,652

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

				Additional	Accumulated Other		Total
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity
Balances, December 30, 2005	50,380	$504	$(287)	$925,087	$(3,985)	$423,185	$1,344,504
Employee stock purchases and exercises of stock options	948	10	—	23,964	—	—	23,974
Stock-based compensation	929	9	—	18,386	—	—	18,395
Tax benefit of stock-based compensation	—	—	—	6,455	—	—	6,455
Foreign currency translation adjustments	—	—	—	—	4,122	—	4,122
Minimum pension liability adjustments, net of tax	—	—	—	—	582	—	582
Adoption of SFAS 158, net of tax	—	—	—	—	(4,357)	—	(4,357)
Net income	—	—	—	—	—	113,012	113,012

Balances, December 29, 2006	52,257	523	(287)	973,892	(3,638)	536,197	1,506,687
Employee stock purchases and exercises of stock options	786	8	—	19,158	—	—	19,166
Stock-based compensation	793	8	—	25,053	—	—	25,061
Tax benefit of stock-based compensation	—	—	—	6,929	—	—	6,929
Issuance of common stock in connection with the WGI acquisition	29,467	294	—	1,772,206	—	—	1,772,500
Foreign currency translation adjustments, net of tax	—	—	—	—	7,863	—	7,863
Pension and post-retirement related adjustments, net of tax	—	—	—	—	14,776	—	14,776
Adoption of FIN 48	—	—	—	—	—	(4,289)	(4,289)
Interest rate swaps, net of tax	—	—	—	—	(2,366)	—	(2,366)
Net income	—	—	—	—	—	132,243	132,243

Balances, December 28, 2007	83,303	833	(287)	2,797,238	16,635	664,151	3,478,570
Employee stock purchases and exercises of stock options	425	5	—	6,248	—	—	6,253
Stock-based compensation	1,224	12	—	30,313	—	—	30,325
Tax benefit of stock-based compensation	—	—	—	4,491	—	—	4,491
Foreign currency translation adjustments, net of tax	—	—	—	—	(28,049)	—	(28,049)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(37,460)	—	(37,460)
Interest rate swaps, net of tax	—	—	—	—	(6,992)	—	(6,992)
Purchase of treasury stock	(1,000)	—	(42,298)	—	—	—	(42,298)
Net income	—	—	—	—	—	219,791	219,791
Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 2, 2009	Year Ended December 28, 2007	Year Ended December 29, 2006
Cash flows from operating activities:
Net income	$219,791	$132,243	$113,012
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	89,984	44,826	36,438
Amortization of intangible assets	52,640	7,066	1,542
Amortization of debt issuance costs	8,455	3,266	1,821
Normal profit	(7,219)	(4,071)	(2,128)
Costs incurred for extinguishment of debt	—	2,897	162
Provision for doubtful accounts	5,046	2,867	8,259
Deferred income taxes	107,601	69,488	(8,708)
Stock-based compensation	30,325	25,061	18,395
Excess tax benefits from stock-based compensation	(4,491)	(8,359)	(6,045)
Minority interests in net income of consolidated subsidiaries, net of tax	21,766	5,557	1,244
Equity in income of unconsolidated joint ventures, less dividends received	(10,136)	(3,163)	9,852
Self-insurance reserves	11,891	19,873	8,276
Changes in operating assets, liabilities and other, net of effects of acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(93,114)	17,073	(89,628)
Prepaid expenses and other assets	(12,012)	(50,510)	(12,378)
Investments in and advances to unconsolidated joint ventures	(15,932)	29,739	16,710
Accounts payable, accrued salaries and wages and accrued expenses	(79,059)	60,613	26,721
Billings in excess of costs and accrued earnings on contracts	4,572	(9,120)	59,614
Other long-term liabilities	(762)	(19,270)	(1,812)
Other assets, net	14,518	(14,161)	(16,341)
Total adjustments and changes	124,073	179,672	51,994
Net cash from operating activities	343,864	311,915	165,006
Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	(26,383)	(1,259,547)	(5,028)
Proceeds from disposal of property and equipment, and sales-leaseback transactions	17,442	2,700	—
Investments in and advances to unconsolidated joint ventures	(34,299)	(5,018)	—
Changes in restricted cash	1,611	(1,512)	—
Capital expenditures, less equipment purchased through capital leases and equipment notes	(91,658)	(41,650)	(29,314)
Net cash from investing activities	(133,287)	(1,305,027)	(34,342)

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year Ended January 2, 2009	Year Ended December 28, 2007	Year Ended December 29, 2006

Cash flows from financing activities:
Long-term debt principal payments	(209,286)	(243,353)	(163,317)
Long-term debt borrowings	—	1,401,314	552
Net borrowings (payments) under lines of credit and short-term notes	(261)	(4,928)	1,433
Net change in book overdrafts	(15,200)	12,304	1,787
Capital lease obligation payments	(7,713)	(11,500)	(13,019)
Excess tax benefits from stock-based compensation	4,491	8,359	6,045
Proceeds from employee stock purchases and exercises of stock options	27,186	19,166	23,974
Tender and call premiums paid for debt extinguishment	—	—	(162)
Payments of debt issuance costs	—	(21,250)	—
Purchase of treasury stock	(42,298)	—	—
Net cash from financing activities	(243,081)	1,160,112	(142,707)
Net increase (decrease) in cash and cash equivalents	(32,504)	167,000	(12,043)
Cash and cash equivalents at beginning of period	256,502	89,502	101,545
Cash and cash equivalents at end of period	$223,998	$256,502	$89,502

Supplemental information:
Interest paid	$81,588	$22,300	$17,099
Taxes paid	$58,716	$58,404	$58,583

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$9,747	$2,861,174	$7,683
Liabilities assumed	(9,747)	(1,024,977)	(2,655)
Non cash business acquisitions	$—	$1,836,197	$5,028
Equipment acquired with capital lease obligations and equipment note obligations	$12,429	$17,801	$23,512

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Business

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have more than 50,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We operate through three divisions: the URS Division, the EG&G Division and the Washington Division.  On November 15, 2007, we acquired Washington Group International, Inc. (“WGI”), and its operations became the Washington Division of URS Corporation (see Note 2, “Acquisitions,” for additional disclosure).  Following the WGI acquisition, we realigned some of our operations to consolidate businesses serving the same markets or clients among our divisions (see Note 10, “Segment and Related Information” for additional information).  Information presented in the notes to the consolidated financial statements excludes the results of operations and financial condition of WGI prior to November 16, 2007.

Our fiscal year is the 52/53 weeks period ending on the Friday closest to December 31.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position, results of operations and cash flows of URS Corporation and our majority-owned subsidiaries and joint ventures required to be consolidated.  Investments in unconsolidated joint ventures are accounted for using the equity method and are included as investments in and advances to unconsolidated joint ventures on our Consolidated Balance Sheets.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Percentage of Completion.  Under the percentage-of-completion method, revenue is recognized as contract performance progresses.  We estimate the progress towards completion to determine the amount of revenue and profit to recognize.  We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.  Costs are generally determined from actual hours of labor effort expended at per-hour labor rates calculated using a labor dollar multiplier that includes direct labor costs and allocable overhead costs.  Direct non-labor costs are charged as incurred plus any mark-up permitted under the contract.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new scope or terms.  Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work.  Either we or our clients may initiate change orders.  Client agreement as to the terms of change orders is, in many cases, reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement.  Costs related to change orders are recognized as incurred.  Revenues attributable to change orders that are unapproved as to price or scope are recognized to the extent that costs have been incurred if the amounts can be reliably estimated and their realization is probable.  Revenues in excess of the costs attributable to change orders that are unapproved as to price or scope are recognized only when realization is assured beyond a reasonable doubt.  Change orders that are unapproved as to both price and scope are evaluated as claims.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contract Types

Our contract types include cost-plus, target-price, fixed-price, and time-and-materials contracts.  Revenue recognition is determined based on the nature of the service provided, irrespective of the contract type, with engineering, construction and construction-related contracts accounted for under the percentage-of-completion method and service-related contracts accounted for under the proportional performance method.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cost-Plus Incentive Fee.  Some of our cost-plus contracts provide for incentive fees based on performance against contractual milestones.  The amount of the incentive fees vary, depending on whether we achieve above-, at- or below-target results.  We recognize incentive fees revenues as milestones are achieved, assuming that we will achieve at-target results, unless our estimates indicate our cost at completion to be significantly above or below target.

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

Time-and-Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project.  In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract.  The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are generally recognized under the percentage-of-completion method.  However, time and materials contracts that are service-related contracts are accounted for utilizing the proportional performance method.  Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects.  Our time-and materials contracts also generally include annual billing rate adjustment provisions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segmenting and Combining Contracts

Occasionally a contract may include several elements or phases, each of which was negotiated separately with our client and agreed to be performed without regard to the performance of others.  We follow the criteria set forth in the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), when segmenting contracts.  In these situations, we segment the contract and assign revenue and cost to the different elements or phases to achieve different rates of profitability based on the relative value of each element or phase to the estimated contract revenue.  Values assigned to the segments are based on our normal historical prices and terms of such services to other clients.  Also, a group of contracts may be so closely related that they are, in effect, part of a single project with an overall profit margin.  We follow the criteria set forth in SOP 81-1 when combining contracts.  In these situations, revenue and profit are earned and reported uniformly over the performance of the combined contracts.

Costs and Accrued Earnings in Excess of Billings on Contracts

Costs and accrued earnings in excess of billings on contracts in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under contracts.  As of January 2, 2009 and December 28, 2007, costs and accrued earnings in excess of billings on contracts were $1,079.0 million and $1,023.3 million, respectively.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.

Billings in Excess of Costs and Accrued Earnings on Contracts

Billings in excess of costs and accrued earnings on contracts in the accompanying consolidated balance sheets is comprised of cash collected from clients and billings to clients on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, net liabilities of unconsolidated joint ventures, normal profit liabilities, reclamation reserves on mining contracts, demobilization and warranty costs on contracts that have achieved substantial completion, and project-related legal liabilities.  We believe that the majority of the unearned project-related costs will be earned over the next twelve months.

We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified.  The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated.  These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements.  The following table summarizes the components of billings in excess of costs and accrued earnings on contracts.

Receivable Allowances

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts by estimating an allowance for amounts that may become uncollectible or unrealizable in the future.  We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions to which the client may be subject.

Classification of Current Assets and Liabilities

We include in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year.  Accounts receivable, accounts receivable – retentions, costs and accrued earnings in excess of billings on contracts, subcontractors payable, subcontractor retentions, and billings in excess of costs and accrued earnings on contracts each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may either be uncollected or may not require payment within one year.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable – retentions represents amounts billed to clients for services performed that, by the underlying contract terms, will not be paid until the projects meet contractual milestones, or are at or near completion.  Correspondingly, subcontractors payable – retentions represents amounts billed to us by subcontractors for services performed that, by their underlying contract terms, do not require payment by us until the projects are at or near completion.

Accounts payable and subcontractors payable include our estimate of incurred but unbilled subcontractor costs.

Concentrations of Credit Risk

Our accounts receivable and costs and accrued earnings in excess of billings on contracts are potentially subject to concentrations of credit risk.  Our credit risk on accounts receivable is limited due to the large number of contracts for clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potential uncollectible accounts and such estimates have historically been within management’s expectations.  As of January 2, 2009, billed and unbilled receivables from two federal agencies totaled $592.6 million or 27.7% of our consolidated billed and unbilled receivables.  Our cash and cash equivalents are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Europe and Asia Pacific.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  As of January 2, 2009 and December 28, 2007, we had book overdraft positions of $0.4 million and $15.6 million, respectively, related to some of our disbursement accounts.  These overdrafts primarily consisted of outstanding checks that had not cleared the bank accounts at the end of the reporting period.  We transferred cash on an as-needed basis to fund these items as they cleared the bank in subsequent periods.  Restricted cash was included in other current assets because it was not material.

At January 2, 2009 and December 28, 2007, cash and cash equivalents included $95.3 million and $68.6 million, respectively, of cash held by our consolidated joint ventures.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values based on their short-term nature.  Our long-term debt is predominately floating-rate.  See Note 6, “Indebtedness” for additional disclosure.

Derivative Instruments

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Internal-Use Computer Software

We expense or capitalize costs associated with the development of internal-use software as follows:

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires an assessment for impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Based on our annual review of goodwill, we concluded that there was no impairment of goodwill for any of our reporting units.

In evaluating whether there is an impairment of goodwill, we calculate the estimated fair value of our reporting units by using a methodology that considers projections of our cash flows and a market approach.  If we determine that our estimated fair value is less than the carrying value of a reporting unit’s goodwill, we will then calculate the amount of impairment considering cash flows and the fair values of the net tangible and intangible assets.  See Note 5, “Intangible Assets and Goodwill” for more disclosure about our test for goodwill impairment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We amortize our intangible assets using the straight-line method over their contractual or economic lives.

Self-insurance Reserves

Self-insurance reserves represent reserves established as a result of insurance programs under which we self-insure portions of our business risks.  We carry substantial premium-paid, traditional risk transfer insurance for our various business risks; however, we self-insure and establish reserves for the retentions on workers’ compensation insurance, general liability, automobile liability, and professional errors and omissions liability.

Foreign Currency Translation

Our international operating entities select their functional currency based upon the currency of the primary environment in which they operate.  The functional currency of our international holding companies is the U.S. Dollar.  Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date.  Translation of revenue and expenses to U.S. dollars is based on the average rate during the period.  Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income (loss).  Gains or losses from foreign currency transactions are included in results of operations, with the exception of intercompany foreign transactions that are of a long-term investment nature, which are recorded in Other Comprehensive Income on our Consolidated Balance Sheets.

Income Taxes

We use the asset and liability approach for financial accounting and reporting for income taxes.  We file income, franchise, gross receipts and similar tax returns in many jurisdictions.  Our tax returns are subject to audit by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.  We estimate and provide for additional income taxes that may be assessed by the various taxing authorities. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

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

In 2006, we adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”).  See Note 8, “Employee Retirement and Post-Retirement Benefit Plans” for a more detailed discussion.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minority Interests

Minority interests represent the equity investments of the minority owners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

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

The reconciliation between weighted average shares outstanding used in calculating basic and diluted EPS is as follows:

	Year Ended
(In thousands)	January 2, 2009	December 28, 2007	December 29, 2006
Weighted-average common stock shares outstanding	81,879	55,271	50,705
Stock options and restricted stock awards and units	616	1,004	947
	82,495	56,275	51,652

In our computation of diluted EPS, we exclude the potential shares underlying issued and unexercised stock options where the exercise price exceeds the average market price, and nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.  For the years ended January 2, 2009 and December 29, 2006, approximately 1,132,000 and 648,000 anti-dilutive shares, respectively, were excluded from the computation of diluted EPS.  We did not have any anti-dilutive shares for the year ended December 28, 2007.

Stock-based Compensation

We estimate the fair value of options granted using the Black-Scholes option pricing model.  The assumptions used in computing the fair value of share-based payments reflect our estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility based on historical daily price changes of our stock for a period that approximates the current expected term of the options.  The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adopted and Other Recently Issued Statements of Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Two FASB Staff Positions (“FSP”) on this statement were subsequently issued.  FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or “Business Combinations (Revised 2007)” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP will be effective for us in fiscal year 2009.  FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” issued on October 10, 2008, clarified the application of SFAS 157 for financial assets when the market for that asset is not active.  This FSP was effective upon issuance.  Our adoption of SFAS 157 on December 29, 2007 was limited to financial assets and liabilities.  The adoption of these pronouncements did not have a material impact on our consolidated financial statements.  We are currently evaluating the impact of FSP 157-2 on the non-financial assets and non-financial liabilities of our consolidated financial statements.

In September 2006, the FASB issued SFAS 158.  This statement requires (i) recognition on the balance sheet of an asset for a defined benefit plan’s overfunded status or a liability for such a plan’s underfunded status, (ii) measurement of a defined benefit plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognition, as a component of other comprehensive income, of the changes in a defined benefit plan’s funded status.  We adopted the recognition and disclosure provisions of SFAS 158 on December 29, 2006, the end of our fiscal year 2006.  As allowed by SFAS 158, we adopted the requirement to measure our defined benefit plan assets and benefit obligations as of our fiscal year ended December 28, 2007.  Our adoption of this requirement did not have a material impact on our consolidated financial statements for fiscal years 2007 and 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure selected financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the items for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 became effective for us as of the beginning of our fiscal year 2008.  We did not elect the fair value option for any financial assets or liabilities during our fiscal year 2008.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB ratified a consensus reached by the EITF on Issue 07-1, "Accounting for Collaborative Arrangements" (“EITF 07-1”).  The EITF agreed on the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on a gross or a net basis in accordance with the guidance in EITF 99-19. Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature, by analogy to other authoritative literature, or by a consistently applied accounting policy election.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  EITF 07-1 will be effective for us beginning in our fiscal year 2009, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  We believe that our adoption of this requirement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests are currently described as minority interests in our Consolidated Financial Statements.  SFAS 160 requires that noncontrolling interests be presented as a separate line item under stockholders’ equity on the Consolidated Balance Sheet.  SFAS 160 requires prospective application, except that the presentation and disclosure of minority interests is retrospectively applied for all periods presented.  SFAS 160 will be effective for us in fiscal year 2009, which will begin on January 3, 2009.  Early adoption is prohibited.  Starting in fiscal year 2009, we will present noncontrolling interests as a part of stockholders’ equity on our consolidated balance sheet.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement mandates that the GAAP hierarchy reside in the accounting literature as opposed to the audit literature and has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This statement became effective during our fourth quarter ended January 2, 2009 following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments of selected audit standards.  Our adoption of this statement did not impact our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts.  The statement will be effective for us at the beginning of our fiscal year 2009.  We do not believe that the adoption of this statement will impact our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  This FSP states that share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting is a participating security and should be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  Prior to November 2008, our stock award agreements provided for nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, are participating securities as defined in this FSP.  In November 2008, we revised our stock award agreements for future grants so that unvested shares are non-participating securities.  This FSP will be effective for us beginning in our fiscal year 2009.  We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial statements.

In November 2008, the FASB ratified a consensus reached by the EITF on Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  This issue clarifies the accounting for some transactions and impairment considerations involving all investments accounted for under the equity method.  Guidance is provided regarding (i) how the initial carrying value of an equity investment should be determined, (ii) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, (iii) how an equity-method investee's issuance of shares should be accounted for and, (iv) how to account for a change in an investment from the equity method to the cost method.  This EITF will be effective for us beginning in our fiscal year 2009.  We are currently evaluating the impact of adopting EITF 08-6 on our consolidated financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4” and “FIN 46(R)-8”).  The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” are finalized and approved by the Board.  Effective at the end of the first reporting period after issuance of the FSP, Statement 140 is amended to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities.  It also amends Interpretation 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The adoption of FSP 140-4 did not affect our consolidated financial statements for the fiscal year ended January 2, 2009.  As required by FIN 46(R)-8, we included additional disclosures for our fiscal year ended January 2, 2009.  See Note 3, “Investments in and Advances to Joint Ventures” for additional disclosures.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”).  This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide more transparency about the assets in defined benefit pension and other postretirement plans.  The new disclosures are designed to provide additional insight into (i) how investment decisions are made, including factors necessary to understanding investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in SFAS 157) on changes in plan assets for the period, and (v) significant concentrations of risk within plan assets.  This FSP will be effective for us in our fiscal year 2009.  We are currently evaluating the impact of adopting FSP 132(R)-1 on our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  ACQUISITIONS

WGI Acquisition

On November 15, 2007, we completed the acquisition of WGI, a provider of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services for approximately $3.3 billion.  During the year ended January 2, 2009, we revised our direct transaction costs and the fair values of some of the tangible and intangible assets and liabilities associated with our acquisition of WGI.  The acquisition was accounted for in accordance with SFAS 141.  The purchase price was comprised of the following:

(In thousands)	Purchase price
Cash consideration	$1,478,313
Value of URS Corporation common stock issued	1,816,821
Direct transaction costs	25,019
Total purchase price	$3,320,153

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

Direct transaction costs of $25.0 million, which consisted of investment banking, legal and accounting fees, and other external costs directly related to the acquisition, have been included in the purchase price.

In accordance with SFAS 141, the purchase price has been allocated to WGI’s net tangible and identifiable intangible assets based upon their estimated fair values.  The excess of the purchase price over the value of the net tangible and identifiable intangible assets has been recorded as goodwill.  We finalized our plans for restructuring activities and completed the valuation and the allocation of the purchase price to the individual assets acquired and liabilities assumed during the year ended January 2, 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended January 2, 2009, we also finalized our estimates of the fair values of some of the tangible and intangible assets and liabilities associated with our WGI acquisition, which resulted in changes to the allocation of the purchase price.  The following table summarizes the allocation of the purchase price to the acquired net assets of WGI and the associated estimated useful lives:

Allocation of purchase price: (In thousands)	Amount	Estimated Useful Life as of November 15, 2007
Net tangible assets:
Current tangible assets	$1,215,038
Property and equipment	179,295
Other non-current tangible assets	197,492
Current liabilities	(781,086)
Long-term liabilities	(203,913)
Minority interest	(17,373)
Total net tangible assets	589,453
Identifiable intangible assets:
Customer relationships and backlog	513,131	12 years†
Trade name	50,700	6 years†
Favorable leases	2,810	4.6 years†
Total amount allocated to identifiable intangible assets	566,641
Net deferred tax assets	43,278
Accrual for restructuring costs	(29,143)
Goodwill	2,149,924
Total purchase price	$3,320,153
†Estimated weighted-average remaining useful life

Identifiable intangible assets.  Of the total purchase price, $566.6 million has been allocated to customer relationships, trade name and favorable leases.  We amortize these assets based on the pattern in which the economic benefits of the intangible assets are expected to be consumed.  Customer relationships and backlog represents the combined fair value of existing contracts in backlog and the fair value of established customer relationships.  The customer relationships and backlog intangible assets are being amortized using the straight-line method over periods ranging from 7 to 16 years with a weighted-average useful life of 12 years.  Trade name relates to the WGI trade name, which is amortized using the straight-line method over an estimated useful life of six years.  Favorable leases represent the net favorable difference between market and existing lease rates.  We amortize the fair value of these assets based on the terms of the respective underlying leases.  During the year ended January 2, 2009, we recorded $51.9 million of amortization of intangible assets from the WGI acquisition.  During the six-week period from November 16, 2007 through December 28, 2007, we recorded $6.1 million of amortization of identifiable intangible assets.

Net deferred tax assets.  The net deferred tax assets reflect the excess of WGI’s pre-existing deferred tax assets over the estimated net deferred tax liabilities associated with purchase accounting.  Such deferred tax liabilities are primarily associated with the step-up to fair value of intangible assets.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.  In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable).  In the event we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the period in which the determination is made.  See Note 5, “Intangible Assets and Goodwill” for more discussion on goodwill.  The factors that contributed to the recognition of goodwill included acquiring a talented workforce and cost savings opportunities.  Of the total goodwill acquired, $465.7 million represents tax deductible goodwill.  The adjustments made to our estimate of direct transaction costs and to the estimated fair values of some net tangible and identifiable assets associated with our WGI acquisition resulted in an increase of $1.6 million in goodwill for the year ended January 2, 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Normal profit.  Normal profit is included in the fair value liability adjustment and is an accounting concept that results from the requirement that an acquiring company record at fair value all contracts, including construction contracts, of an acquiree in process at the date of the acquisition.  As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting in cases where there have been intervening events and changes in circumstances that occurred between the commencement of the contracts and the date of the acquisition that significantly change the economics of the contracts.  These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed by us subsequent to the acquisition.  Because some of the acquired fixed-price and target-price contracts had either above- or below-market profit status, we originally recorded an estimated fair value net liability of $41.3 million in purchase accounting.  During the year ended January 2, 2009, we recorded adjustments of $21.1 million to goodwill to reduce the fair value of the net normal profit liability that was recorded in purchase accounting in connection with the finalization of the valuation of individual contracts.  During the year ended January 2, 2009, we recognized $6.8 million of normal profit from the WGI acquisition which has been reflected as a reduction to cost of revenues and an increase in operating income.  During the six-week period from November 16, 2007 through December 28, 2007, we recognized $2.6 million of normal profit which has been reflected as a reduction to cost of revenues and an increase in operating income.  As of January 2, 2009 and December 28, 2007, $10.9 million and $38.8 million of net normal profit liability remained and were included in “Billings in excess of costs and accrued earnings on contracts” on our Consolidated Balance Sheets.

Restructuring costs.  We began a restructuring plan to integrate and restructure the Washington Division immediately after the acquisition of WGI.  Estimated restructuring costs of $29.1 million relate primarily to costs for severance, associated benefits, outplacement services and excess facilities.  The estimated restructuring costs associated with integration activities of the Washington Division were recorded as an adjustment to the WGI purchase price allocation in accordance with the requirements of Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” (“EITF 95-3”).  We finalized decisions regarding the restructuring plan of the combined company under the provisions of EITF 95-3, and, as a result, we recorded a $2.5 million net increase to the restructuring plan during the year ended January 2, 2009.  As a result of events that occurred after finalization of the restructuring plan, we recorded a $2.2 million decrease to the restructuring plan, which, in accordance with EITF 95-3, was recognized in the income statement.  Any other restructuring liabilities outside the scope of EITF 95-3 will be recognized as Costs of Revenues in the income statement when those costs have been incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The remaining liability of $13.3 million, as of January 2, 2009, is expected to be paid in the next twelve months.  The following table presents a reconciliation of the restructuring reserve balance from December 28, 2007 to January 2, 2009.

(In thousands)	Year Ended January 2, 2009
Estimated restructuring reserve at beginning of period	$26,600
Net adjustments	336
Payments	(13,674)
Balance as of January 2, 2009	$13,262

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of URS Corporation and WGI for the years ended December 28, 2007 and December 29, 2006, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of our future consolidated results of operations.

	Year Ended
Unaudited (In millions, except per share data)	December 28, 2007 (1)	December 29, 2006 (1)
Revenues (1)	$8,439.0	$7,131.5
Net income (2)	$72.9	$111.6
Basic EPS (2)	$0.86	$1.39
Diluted EPS (2)	$0.85	$1.38

(1)	We have updated our pro forma revenues to conform WGI’s accounting for unconsolidated joint ventures, previously accounted for using proportionate consolidation, to the equity method utilized by URS.

(2)	We have updated our pro forma net income and earnings per share information to reflect the finalization of our purchase accounting during the year ended January 2, 2009.

Other Acquisitions

In August 2008, we acquired LopezGarcia Group, Inc. and most of the assets of Tryck Nyman Hayes, Inc. for purchase prices, net of cash acquired, which totaled $22.0 million.

In April 2007, we acquired CRI Resources, Inc. (“CRI”) through a debt-for-equity swap under Chapter 11 of the U.S. Bankruptcy Court Central District of California Los Angeles Division.  The purchase price, net of cash acquired, was approximately $16.8 million, which represented the amount of our receivable from CRI and resulted in no gain or loss on the transaction.

Pro forma results have not been presented as the acquisitions are not considered material.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

We participate in joint ventures, partnerships and partially-owned limited liability companies.  We have majority ownership in some of these entities, which are consolidated in our financial statements.  In addition, some of these entities are variable interest entities (“VIEs”) as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities.”  An entity in which equity investors do not have the characteristic of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support are subject to consolidation if it is deemed the primary beneficiary.  The primary beneficiary is the party that is subject to a majority of the risk of loss from the VIEs activities, or is entitled to receive a majority of the VIEs residual returns, or both.  We have applied the top-down model when determining our primary beneficiary status.  Accordingly, we have consolidated those entities where we have determined that we are the primary beneficiary.

For further discussion regarding the nature of the risks associated with our participation in such joint ventures, see Note 11, “Commitments and Contingencies.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Ventures

We are a 60% owner and the primary beneficiary of Advatech, LLC. (“Advatech”), our most material consolidated limited liability company.  Advatech provides design, engineering, construction and construction management services to its clients relating to specific technology involving wet flue gas desulfurization processes.  We have not guaranteed any debt on behalf of Advatech; however, one of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations.  Advatech’s total revenues were $344.6 million, $434.5 million and $232.4 million for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Advatech generally enters into target-price contracts. The consolidated liabilities of Advatech represent obligations to fulfill contract requirements.  The maximum risk associated with Advatech’s contracts is a combination of the remaining estimated costs, projected cost overruns or other penalties.  As of January 2, 2009, the entity has not incurred cost overruns or other significant penalties.  The following table represents the total assets and liabilities of Advatech.

(In thousands)	January 2, 2009	December 28, 2007
Cash and cash equivalents	$23,696	$27,029
Net accounts receivable	58,838	54,932
Other current assets	199	33,731
Non-current assets	3	6
Total assets	$82,736	$115,698

Accounts and subcontractors payable	$39,801	$46,522
Billings in excess of costs and accrued earnings	17,515	35,913
Accrued expenses and other	—	3,264
Non-current liabilities	349	—
Total liabilities	57,665	85,699

Total equity	25,071	29,999
Total liabilities and equity	$82,736	$115,698

We also formed a joint venture for the purpose of constructing a cement plant in Missouri.  We have a 55% interest in and are the primary beneficiary of this joint venture.  The joint venture’s total revenues were $574.3 million for the year ended January 2, 2009, and $46.9 million for the six-week period from November 16, 2007 through December 28, 2007.  This joint venture was a part of our WGI acquisition.  As a result, its financial information was included commencing on November 16, 2007, the effective date of the acquisition for financial reporting purposes, through December 28, 2007.  The following table represents the total assets of the consolidated joint venture described above.

(In thousands)	January 2, 2009	December 28, 2007
Cash and cash equivalents	$46,607	$31,367
Net accounts receivable	85,285	44,132
Total assets	$131,892	$75,499

Accounts and subcontractors payable	$121,158	$70,157
Billings in excess of costs and accrued earnings	—	1,000
Accrued expenses and other	1,179	408
Total liabilities	122,337	71,565

Total equity	9,555	3,934
Total liabilities and equity	$131,892	$75,499

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unconsolidated Joint Ventures

We participate in unconsolidated joint ventures in which we do not hold a controlling interest and are not a primary beneficiary, but do exercise significant influence.

Our unconsolidated construction joint ventures are generally controlled by the joint venture partners.  The joint venture agreements typically limit our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.  Although the joint venture’s contract with the project owners typically requires joint and several liabilities, our agreements with our joint venture partners may provide that each partner will assume and pay its full proportionate share of any losses resulting from a project.  We have no significant commitments beyond completion of the contract.

We also participate in other unconsolidated joint ventures not related to construction projects.  The most significant of these investments is a 50% interest in an incorporated mining joint venture in Germany – MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants.

We account for joint ventures, in which we have determined that we do not hold a controlling interest but do exercise significant influence, using the equity method of accounting.  Under the equity method, we recognize our proportionate share of the net earnings of the joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our Consolidated Statement of Operations and Comprehensive Income.  Our proportionate share of the unconsolidated construction joint ventures ranges from 8% to 50%.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, on a combined 100% basis for our unconsolidated joint ventures.  As explained in Note 2, “Acquisitions,” the results of operations of the Washington Division, which include MIBRAG, have been included in the tables below beginning on November 16, 2007.

(In thousands)	MIBRAG Mining Joint Venture	Other Unconsolidated Joint Ventures
January 2, 2009
Current assets	$173,270	$587,502
Noncurrent assets	$1,048,991	$15,097
Current liabilities	$82,100	$444,845
Noncurrent liabilities	$782,008	$4,348

December 28, 2007
Current assets	$121,297	$503,638
Noncurrent assets	$1,060,199	$15,444
Current liabilities	$67,899	$436,344
Noncurrent liabilities	$839,655	$17,853

For the year ended January 2, 2009
Revenues	$528,161	$1,978,604
Cost of revenues	(466,036)	(1,754,538)
Income from continuing operations before tax	$62,125	$224,066

For the year ended December 28, 2007
Revenues	$66,442	$863,966
Cost of revenues	(58,882)	(767,740)
Income from continuing operations before tax	$7,560	$96,226

For the year ended December 29, 2006
Revenues	N/A (1)	$918,741
Cost of revenues	N/A (1)	(883,295)
Income from continuing operations before tax	N/A (1)	$35,446

(1)	Financial information for our MIBRAG mining joint venture for the year ended December 29, 2006 is not presented because it was a part of our acquisition of WGI on November 15, 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	January 2, 2009	December 28, 2007
Equipment and internal-use software	$365,855	$294,084
Construction and mining equipment	180,268	198,883
Furniture and fixtures	54,214	49,401
Leasehold improvements	63,267	59,125
Construction in progress	3,564	6,553
Land and improvements	584	584
	667,752	608,630
Accumulated depreciation and amortization	(320,676)	(250,723)
Property and equipment at cost, net	$347,076	$357,907

The majority of the property and equipment at cost are pledged as collateral for our Senior Secured Credit Facility (“2007 Credit Facility”).

Property and equipment was depreciated by using the following estimated useful lives:

Estimated Useful Lives
Equipment and internal-use software	3 – 10 years
Construction and mining equipment	3 – 15 years
Capital leases	5 – 10 years
Furniture and fixtures	3 – 10 years
Leasehold improvements (1)	1 – 20 years

(1)	Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Our depreciation expense related to property and equipment for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $90.0 million, $44.8 million and $36.4 million, respectively.

In addition to the property and equipment presented above, a parcel of land held for sale within the Washington Division was valued at $14.0 million as of January 2, 2009 and is included in “Other assets” on our Consolidated Balance Sheets.

NOTE 5.  INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets comprise customer relationships, contracts, customer backlog, trade name, favorable leases and other.  As of January 2, 2009 and December 28, 2007, the cost and accumulated amortization of our intangible assets were as follows:

(In thousands)	January 2, 2009	December 28, 2007
Customer relationships, contracts and backlog	$524,625	$550,190
Trade name	50,700	34,000
Favorable leases and other	7,660	7,660
Total	582,985	591,850
Accumulated amortization	(71,477)	(18,876)
Intangible assets, net	$511,508	$572,974

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The intangible assets are amortized using the straight-line method over the following contractual or estimated economic lives.

Estimated Useful Lives
Customer relationships, contracts and backlog	2 – 16 years
Trade name	6 years
Favorable leases and other	2 – 9 years

Amortization expense of our intangible assets for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $52.6 million, $7.1 million and $1.5 million, respectively.  The following table presents the estimated future amortization expense of intangible assets:

Estimated Future Amortization Expense (In thousands)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total
2009	$43,602	$8,450	$772	$52,824
2010	43,449	8,450	558	52,457
2011	43,207	8,450	467	52,124
2012	43,173	8,450	235	51,858
2013	43,148	7,475	82	50,705
Thereafter	251,375	—	165	251,540
	$467,954	$41,275	$2,279	$511,508

Goodwill

The following table presents the changes in goodwill allocated to our reportable segments from December 29, 2006 to January 2, 2009:

(In millions)	URS Division	EG&G Division	Washington Division	Total
Balance as of December 29, 2006	$506.0	$483.1	$—	$989.1
Acquisitions during the year	15.9	—	2,148.4	2,164.3
Adjustments to goodwill	(9.3)	(4.5)	—	(13.8)
Balance as of December 28, 2007	512.6	478.6	2,148.4	3,139.6
Realignment adjustments (1)	—	375.5	(375.5)	—
Acquisitions during the year	17.2	—	—	17.2
Adjustments to goodwill	(0.9)	0.7	1.6	1.4
Balance as of January 2, 2009	$528.9	$854.8	$1,774.5	$3,158.2

(1)
Effective at the beginning of our 2008 fiscal year, we realigned several of our operations to consolidate businesses serving the same markets or clients in the division most capable of successfully addressing these markets or clients.  See Note 10, “Segment and Related Information,” for more detailed discussion related to the realignment.

The net change of $18.6 million for the year ended January 2, 2009 was due to:

•
an increase of $17.2 million mainly resulting from our acquisitions of LopezGarcia Group, Inc., a privately held company specializing in engineering design and environmental planning services and most of the assets of Tryck Nyman Hayes, Inc., a privately held engineering firm;

•
an increase of $1.4 million primarily related to adjustments made to the finalization of our purchase accounting associated with the WGI acquisition in November 2007.  See Note 2, “Acquisitions” for more discussion on the WGI acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net change of $2.2 billion for the year ended December 28, 2007 was due to:

•	an increase of $2.2 billion resulting from the WGI acquisition. See Note 2, “Acquisitions,” for more detailed information related to the WGI acquisition;

•	an increase of $15.9 million resulting from our acquisition of CRI a privately-held company specializing in leasing demolition and wrecking equipment; offset by

•	a decrease of $13.8 million primarily related to deferred taxes associated with tax deductible goodwill.

Goodwill Impairment Review

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period.  Our 2008 review did not indicate an impairment of goodwill for any of our reporting units.  During the remainder of the quarter, which ended January 2, 2009, no events or changes in circumstances occurred that would indicate an impairment of goodwill.  There was no goodwill impairment for any of our reporting units during the years ended December 28, 2007 or December 29, 2006.

We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred.  However, many of the factors employed in determining whether or not our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes can result in future impairments.

Goodwill impairment reviews involve a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value using market information and discounted cash flow projections, referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions.  For our most recent impairment review, our reporting units’ cash flows were discounted using weighted-average costs of capital ranging from 13.5% to 14.5%.  To arrive at our cash flow projections, we use estimates of economic and market information over the projection period, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

We validate our estimate of fair value of each reporting unit under the income approach by comparing the resulting values to fair value estimates using a market approach.  A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.  We also reconciled the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.  If our reconciliations indicate a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment.  The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

While our impairment review did not result in impairments for any of our reporting units, if market and economic conditions deteriorate further or if continued volatility in the financial markets causes further declines in our stock price, increases our weighted-average cost of capital, changes cash flow multiples or other inputs to our goodwill assessment, our goodwill may require testing for impairment between our annual testing periods.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Two of our reporting units that have recorded an aggregate of $704 million of our goodwill have fair values in excess of their carrying values of approximately 6%.  It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions and estimates we made in assessing the fair value of our goodwill, could cause these or other reporting units to become impaired.  If our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements, but would not have any adverse effect on the covenant calculations of our 2007 Credit Facility or our overall compliance with the covenants of our 2007 Credit Facility.

NOTE 6.  INDEBTEDNESS

Indebtedness consists of the following:

	January 2, 2009	December 28, 2007
(In thousands)
Bank term loans, net of debt issuance costs	$1,059,377	$1,254,383
Obligations under capital leases	14,785	22,715
Notes payable, foreign credit lines and other indebtedness	33,872	29,683
Total indebtedness	1,108,034	1,306,781
Less:
Current portion of long-term debt	16,506	17,964
Long-term debt	$1,091,528	$1,288,817

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

In June 2008, we entered into the first amendment to the 2007 Credit Facility, which allows us to repurchase up to one million shares of our common stock annually, provided that we maintain designated financial criteria.  During fiscal year 2008, we repurchased one million shares of our common stock as permitted by the amended 2007 Credit Facility.

As of January 2, 2009 and December 28, 2007, the outstanding balance of term loan A was $842.8 million and $999.6 million at interest rates of 2.69% and 6.79%, respectively.  As of January 2, 2009 and December 28, 2007, the outstanding balance of term loan B was $232.2 million and $275.4 million at interest rates of 3.69% and 7.54%, respectively.  We did not have an outstanding balance on our revolving line of credit as of fiscal years ended 2008 and 2007.

Upon entering into the 2007 Credit Facility, we terminated and repaid the remaining $39.0 million outstanding balance on our 2005 senior credit facility in fiscal year 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mandatory principal payments under the term loans began on December 28, 2007 and are due quarterly.  Equal quarterly payments for term loan A will be required in aggregate annual amounts expressed as a percentage of the original principal amount of term loan A as follows:

Year	Percentage
1	5%
2	5%
3	10%
4	10%
5	70%
Total	100%

Quarterly payments for term loan B will be 0.25%, or 1% on an annual basis, until the last four quarters prior to maturity, of the original aggregate principal amount of term loan B.  Over the four quarters prior to maturity, the remaining principal balance of term loan B will be payable in equal quarterly amounts.  We made total principal payments of $200 million and $125 million for the years ended January 2, 2009 and December 28, 2007, respectively, under our 2007 Credit Facility.  Since we have made voluntary prepayments on our 2007 Credit Facility, we are not required to make a scheduled payment until April 2011.

All loans outstanding under our 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR, plus in each case an applicable margin.  The applicable margin will adjust according to a performance pricing grid based on our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), referred to as the “Consolidated Leverage Ratio.”  For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the WGI acquisition.  The terms “base rate” and “LIBOR” have meanings customary for financings of this type.

We are subject to two financial covenants, comprised of a maximum Consolidated Leverage Ratio, which is based upon the ratio of consolidated total debt to consolidated EBITDA, as defined above, and a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA.  The 2007 Credit Facility also contains customary affirmative and negative covenants including without limitation, the following material covenants: restrictions on mergers, consolidations, acquisitions, asset sales, dividend payments, stock redemptions or repurchases, transactions with stockholders and affiliates, liens, indebtedness, contingent liabilities, sale-leaseback transactions and investments.  As of January 2, 2009, we were in compliance with all the covenants of the 2007 Credit Facility.

We have the option to prepay the term loans at anytime without penalty.  Under the terms of the 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from the sale of assets, issuance of debt, issuance of equity and creation of excess cash flow.

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

In conjunction with obtaining the 2007 Credit Facility, prepaid financing fees and debt issuance costs of $35.5 million were capitalized and recorded as other assets or debt issuance costs netted against long-term debt.  The prepaid financing fees and debt issuance costs will be amortized over the life of the loans and the term of the revolving credit facility.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Line of Credit

Our revolving line of credit is used to fund daily operating cash needs and to support our standby letters of credit.  During the ordinary course of business, the use of our revolving line of credit is a function of collection and disbursement activities.  Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which dictate, as necessary, our short-term borrowing requirements.  As of January 2, 2009, we issued $241.7 million of letters of credit leaving $458.3 million available on our revolving credit facility.

Our revolving line of credit information is summarized as follows:

	Year Ended
(In millions, except percentages)	January 2, 2009	December 28, 2007	December 29, 2006
Effective average interest rates paid on the revolving line of credit	5.6%	8.2%	7.6%
Average daily revolving line of credit balances	$0.2	$2.3	$0.4
Maximum amounts outstanding at any one point	$7.7	$40.3	$21.8

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of January 2, 2009 and December 28, 2007, we had outstanding amounts of $33.9 million and $29.7 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted average interest rates of the notes were approximately 5.7% and 6.5% as of January 2, 2009 and December 28, 2007, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees.  As of January 2, 2009 and December 28, 2007, we had $13.3 million and $15.0 million in lines of credit available under these facilities, respectively, with no amount outstanding.

Capital Leases.  As of January 2, 2009 and December 28, 2007, we had approximately $14.8 million and $22.7 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Maturities

As of January 2, 2009, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$10,848
Second year	9,885
Third year	259,261
Fourth year	740,165
Fifth year	73,081
Thereafter	9
$1,093,249

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 2, 2009, the amounts of capital leases that mature in the next five years and thereafter were as follows:

(In thousands)	Capital Leases
Less than one year	$6,398
Second year	5,020
Third year	3,336
Fourth year	1,274
Fifth year	145
Thereafter	—
Total minimum lease payments	16,173
Less: amounts representing interest	1,388
Present value of net minimum lease payments	$14,785

Fair Values of Debt Instruments and Interest Rate Swaps

2007 Credit Facility

As of January 2, 2009 and December 28, 2007, the estimated current market value of term loans A and B, net of debt issuance costs, was approximately $104.4 million and $9.5 million less than the amount reported on our Consolidated Balance Sheets, respectively.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input as of January 2, 2009 and multiplying it by the outstanding balance of our term loans as of January 2, 2009.  The decline in the fair value of our loans from December 28, 2007 is primarily due to the turmoil in the financial markets and market rates that are higher than the rates we pay on our term loans.

Interest Rate Swaps

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million.

As of January 2, 2009 and December 28, 2007, the fair values of our swap liabilities were $15.7 million and $3.9 million, respectively.  The increase in these liabilities was due to falling short-term market interest rates.  The short-term portion of the swap liabilities was recorded in “Accrued expenses” and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities” on our Consolidated Balance Sheets.  The adjustments to the fair values of the swap liabilities were recorded in “Accumulated other comprehensive income.”  We have recorded no gain or loss on our Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps are deemed to be an effective hedge.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation

Our financial instruments carried at fair value consist principally of our swap liabilities.  The following table presents the fair value of our swap liabilities, which were carried at fair value on a recurring basis as of January 2, 2009:

(In millions)	Total Carrying Value as of January 2, 2009	Fair Value Measurement as of January 2, 2009
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$15.7	$—	$15.7	$—

Our interest rate swap liabilities are used as risk management tools and are not used for trading or speculative purposes.  The fair value of each interest rate swap is based on mark-to-model measurements that are predominantly interpolated from observable market data as of January 2, 2009 and for the duration of the interest rate swaps’ terms.

Costs Incurred for Extinguishment of Debt

The write-off of the prepaid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the general and administrative expenses of our Consolidated Statements of Operations and Comprehensive Income.  For the year ended January 2, 2009, we did not incur costs for debt extinguishment.  We incurred $2.9 million to extinguish our 2005 Credit Facility and $0.2 million to extinguish our 11½% senior notes during the years ended December 28, 2007 and December 29, 2006, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  INCOME TAXES

The components of income tax expense were as follows:

	Year Ended
(In thousands)	January 2, 2009	December 28, 2007	December 29, 2006
Current:
Federal	$26,721	$6,156	$65,413
State and local	19,394	13,537	20,756
Foreign	19,097	8,073	7,332
Subtotal	65,212	27,766	93,501

Deferred:
Federal	102,067	70,182	(5,070)
State and local	6,404	552	(633)
Foreign	(870)	(1,246)	(3,005)
Subtotal	107,601	69,488	(8,708)
Total income tax expense	$172,813	$97,254	$84,793

The income (loss) before income taxes and minority interest, by geographic area, was as follows:

	Year Ended
(In thousands)	January 2, 2009	December 28, 2007	December 29, 2006
Income before income taxes and minority interest:
United States	$373,746	$228,747	$191,384
International	40,624	6,307	7,665
Total income before income taxes and minority interest	$414,370	$235,054	$199,049

As of January 2, 2009, we had remaining tax deductible goodwill of $508.4 million resulting from WGI’s previous acquisitions prior to our acquisition of WGI; as well as our acquisitions of Dames & Moore, EG&G, Lear Siegler and other, less significant acquisitions.  The amortization of this tax goodwill is deductible over various periods ranging up to 14 years.  The tax deduction for goodwill for 2009 will be $87.0 million.  The amount of the tax deduction for goodwill will decrease slightly over the next five years and will be substantially lower after six years.  As of January 2, 2009, our federal net operating loss (“NOL”) carryover, per income tax returns filed or to be filed, was approximately $181.0 million; most of the NOL was generated by recently acquired companies (WGI and CRI).  These federal NOL carryovers expire in years 2017 through 2026.  Of these NOL carryovers, $25.8 million are limited by the earnings of CRI.  We anticipate that the federal NOL carryovers will be used within the next two years based upon our forecast of taxable income.  In addition to the federal NOL, there are state income tax NOL carryovers as of January 2, 2009, in various states which would reduce state taxes payable in those states by an approximate value of $38.2 million.  There were also NOL carryovers in various foreign taxing jurisdictions as of January 2, 2009, of approximately $307.6 million.  Use of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future within the state or foreign taxing jurisdiction.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of our deferred tax assets and liabilities were as follows:

Deferred tax assets (liabilities) resulting from:

(In thousands)	January 2, 2009	December 28, 2007	December 29, 2006
Current:
Receivable allowances	$6,978	$7,850	$6,549
Net operating losses	46,543	34,676	—
Timing of income from partnerships and limited liability companies	17,569	25,799	2,582
Foreign subsidiaries’ accruals	—	614	1,530
Estimated loss accruals	31,485	41,104	13,319
State income taxes	5,159	4,720	709
Payroll-related accruals	76,024	57,511	26,023
Self-insurance reserves	5,542	11,289	—
Unearned revenue	11,895	12,620	2,532
Deferred compensation and post-retirement benefit accruals	3,420	2,978	—
Proposal costs on pending contract awards	1,472	3,031	—
Other	2,217	8,612	4,785
Gross current deferred tax assets	208,304	210,804	58,029
Valuation allowance	(7,330)	(23,040)	—
Current deferred tax assets	200,974	187,764	58,029
Revenue on retained accounts receivable	(12,837)	(17,962)	(3,428)
Costs and accrued earnings in excess of billings on contracts	(9,633)	(11,338)	(13,722)
Prepaid expenses	(3,973)	(4,297)	(4,332)
Market value adjustment on acquired assets	(13,470)	(20,279)	—
Current deferred tax liabilities	(39,913)	(53,876)	(21,482)
Net current deferred tax assets	$161,061	$133,888	$36,547

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	January 2, 2009	December 28, 2007	December 29, 2006
Non-Current:
Deferred compensation and post-retirement benefit accruals	$83,609	$71,256	$32,682
Self-insurance reserves	46,797	42,138	7,617
Property, plant and equipment	2,855	8,532	1,467
Foreign tax credits	18,550	17,980	5,380
Income tax credits	22,405	22,474	2,508
Rental accruals	6,812	6,445	6,062
Net operating losses	104,675	195,994	4,169
Goodwill	—	—	2,424
Other reserves	12,016	11,007	13,060
Acquisition restructuring reserves	5,498	8,391	—
Gross non-current deferred tax assets	303,217	384,217	75,369
Valuation allowance	(93,097)	(78,711)	(630)
Net non-current deferred tax assets	210,120	305,506	74,739
Goodwill and other intangibles	(288,260)	(278,007)	(63,173)
Investments in joint ventures	(25,479)	(5,660)	—
Subsidiary outside basis difference	(133,923)	(133,923)	—
Market value adjustment on acquired assets	(4,433)	(3,672)	—
Property, plant and equipment	(28,190)	(21,147)	(19,832)
Self-insurance reserves	—	—	(1,276)
Accumulated accretion	—	—	(2,804)
Insurance subsidiary basis difference	—	—	(2,562)
Other accruals	—	(155)	(2,900)
Non-current deferred tax liabilities	(480,285)	(442,564)	(92,547)
Net non-current deferred tax liabilities	$(270,165)	$(137,058)	$(17,808)

We have indefinitely reinvested $31.5 million of undistributed earnings of selected foreign operations outside of our U.S. tax jurisdiction as of January 2, 2009.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes – Special Areas," since it is our intention to utilize those earnings in our foreign operations.  The determination of the amount of deferred taxes on these earnings is dependent on several factors that cannot be known unless a decision to repatriate the earnings is made.  We have accrued deferred U.S. taxes for the undistributed earnings of those foreign operations that we do not consider to be indefinitely reinvested.

The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

	Year Ended
(In thousands)	January 2, 2009	December 28, 2007	December 29, 2006
Federal income tax expense based upon federal statutory tax rate of 35%	$145,029	$82,268	$69,669
Non-deductible meals and entertainment	6,725	843	1,014
Other non-deductible expenses	4,563	2,941	1,341
Federal and state tax credits	(1,255)	(1,234)	(457)
Foreign earnings taxed at rates different from U.S. statutory rate	(538)	700	925
State taxes, net of federal benefit	21,024	11,529	10,701
Other adjustments	(2,735)	207	1,600
Total income tax expense	$172,813	$97,254	$84,793

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective income tax rates for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 are as follows:

Year Ended	Effective Income Tax Rates
January 2, 2009	41.9%
December 28, 2007	41.4%
December 29, 2006	42.6%

The changes in our effective tax rate are related primarily to differences between amounts previously estimated for state income taxes and amounts reported on the tax returns.  The differences became known as the tax returns were finalized and filed.

As of January 2, 2009, we had $51.3 million of unrecognized tax benefits.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2008 were $12.0 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	January 2, 2009	December 28, 2007
Unrecognized tax benefits beginning balance	$39,667	$20,138
Gross increase – tax positions in prior years	13,025	2,340
Gross decrease – tax positions in prior years	(1,112)	(1,179)
Gross increase – current period tax positions	1,771	1,534
Settlements	(1,048)	(3,403)
Lapse of statute of limitations	(959)	(687)
Unrecognized tax benefits acquired in current year	—	20,924
Unrecognized tax benefits ending balance	$51,344	$39,667

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the year ended January 2, 2009, we recognized $1.6 million in interest and penalties.  We have accrued approximately $4.9 million in interest and penalties as of January 2, 2009.  With respect to the unrecognized tax benefits acquired in the year ended December 28, 2007, a significant portion of those benefits related to years currently under audit by the taxing jurisdictions where those benefits were claimed.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

It is reasonably possible that we will recognize up to $21.1 million in previously unrecognized tax benefits within the next twelve months as a result of the settlement of state and federal tax audits.  If we recognize the $21.1 million of unrecognized tax benefits, a total of $20.2 million will have no net impact on the balance sheet or income statement.  The timing and amounts of these audit settlements are uncertain.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The primary defined contribution plans, including the URS Corporation 401(k) Plan and the Washington Group International, Inc. 401(k) Plan (“401(k) Plans”) have been established for the benefit of the participants’ retirement savings.

We made contributions of $82.5 million, $40.5 million and $29.9 million to the 401(k) Plans and other defined contribution plans during the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees.  We made contributions in the amounts of approximately $11.8 million, $9.0 million and $6.6 million for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Deferred Compensation Plans

We maintain various deferred compensation plans and a restoration plan for the Washington Division executives.  The Washington Group International, Inc. Voluntary Deferred Compensation Plan allows for deferral of salary and incentive compensation.  The Washington Group International, Inc. Restoration Plan provides matching contributions on compensation not eligible for matching contributions under the WGI 401(k) plan.  As of January 2, 2009 and December 28, 2007, the accrued benefit amounts were $25.8 million and $29.3 million, respectively, and are included in pension, post-retirement and other benefit obligations.

Multiemployer Pension Plans

We participate in various construction-industry multiemployer pension plans.  Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements.  Under ERISA, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate.  The contributions to these plans were $45.8 million and $4.4 million for the years ended January 2, 2009 and December 28, 2007, respectively.

Defined Benefit and Post-retirement Benefit Plans

Domestic Pension and Supplemental Executive Retirement Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.

Corporate

During December 2006, we entered into an amended and restated Supplemental Executive Retirement Agreement (the “Executive Plan”) to provide our Chief Executive Officer (“CEO”) with an annual lifetime retirement benefit and other benefits.  During December 2008, we amended and modified the provisions of the Executive Plan regarding the timing of some non-grandfathered benefit payments to avoid unintended adverse tax consequences relating to these payments.  No other material amendments were made to the terms and conditions of the Executive Plan.  In addition, we amended our CEO’s employment agreement and related compensation matters, primarily in connection with the extension of his retirement date to June 1, 2012, as well as to comply with certain tax provisions.  Benefits are based on our CEO's final average annual compensation and his age at the time of his employment termination subject to the limitations as defined in the Executive Plan.  As there is no funding requirement for the Executive Plan, the plan is “unfunded,” as that term is used in ERISA.  However, we are obligated to fund the benefit payable into a rabbi trust upon receiving a 15-day notice from our CEO, or upon his death or the termination of his employment for any reason.  As of January 2, 2009 and December 28, 2007, there were no plan assets under the Executive Plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

URS Division

The URS Division maintains two non-qualified defined benefit plans, a supplemental executive retirement plan and a salary continuation agreement (the “Radian SERP and SCA”), which were acquired as part of the Dames & Moore Group, Inc. acquisition in 1999.  These unfunded benefit plans cover a selected group of URS Division’s employees and former employees to supplement the retirement benefits provided by other benefit plans upon the participants attaining minimum age and years of service requirements.  The Radian SERP and SCA provide benefits based on fixed amounts of historical compensation and therefore, increases in compensation do not need to be considered in our calculation of the projected benefit obligation or periodic pension cost related to these plans.  As of January 2, 2009 and December 28, 2007, there were no plan assets under the Radian SERP and SCA as these plans are unfunded.

EG&G Division

The EG&G Division maintains a defined pension plan (the “EG&G Pension Plan”) to cover some of the EG&G Division’s hourly and salaried employees as well as the EG&G employees of a joint venture in which the EG&G Division participates.  The EG&G Pension Plan provides retirement benefit payments for the life of participating retired employees.  The EG&G Pension Plan was frozen to new participants on June 30, 2003.  All participants are fully vested in their benefits.

Washington Division

As part of the WGI acquisition, we assumed the WGI defined benefit pension plans and unfunded supplemental retirement plans, including the Washington Government Services Group Pension Plan, the Washington Government Services Group Executive Pension Plan, the Washington Safety Management Solutions Pension Plan, and others, which primarily cover groups of current and former employees of the Washington Division.  Qualified pension plan assets are invested in a master pension trust that invests primarily in publicly traded common stocks, bonds, government securities and cash equivalents.  Benefits provided to all participants under the pension plans were frozen on or before December 31, 2005.  No new employees will be eligible to participate in these plans.  Accrued pension benefits for the qualified pension plans are based on pay and service through December 31, 2005.

Valuation

We measure our pension costs according to actuarial valuations and the projected unit credit method is used to determine pension costs for financial accounting purposes.  The discount rates for the pension and supplemental retirement plans were derived using an actuarial “bond model”.  The model assumes that we purchase bonds with a credit rating of AA or better by Moody’s at prices based on a current bond yield and bond quality.  The annual cash flows from the bonds are used to cover the projected benefits under the pension plan.  The model develops the yield on this portfolio of bonds as of the measurement date.  Sixty years of projected benefit payments are examined.  Any residual benefit payments are deemed to be immaterial to the results.  If cash flows from the bond portfolio exceed the benefit payments in early years, the initial value of the portfolio is adjusted to reflect the present value of the excess cash flow.  The weighted average of the bond yields is determined based upon the estimated retirement payments in order to derive the discount rate used in calculating the present value of the pension plan obligations.  The discount rates were derived and are compared to the discount rates used by other publicly traded companies.  The discount rates are deemed reasonable if it falls within the 25th to 75th percentile of all discount rates used.

The discount rate for the unfunded supplemental retirement plans and salary continuation plan was derived using the bond model and was adjusted for each plan.  The Citigroup Pension Discount Spot Rate Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date.  The yield differential was applied to the bond model rate to derive the discount rate.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our estimates of benefit obligations and assumptions used to measure those obligations for the domestic pension and unfunded supplement retirement plans as of January 2, 2009 and December 28, 2007, were as follows:

(In thousands, except percentages)	January 2, 2009	December 28, 2007
Change in benefit obligation:
Benefit obligation at beginning of year	$273,516	$195,764
Service cost	6,279	7,326
Interest cost	18,014	12,097
Plan amendment (1)	(3,795)	—
Plan curtailment (2)	(876)	—
Benefits paid and expenses	(13,950)	(8,927)
Liabilities assumed from the WGI acquisition	—	89,722
Actuarial (gain) loss	6,485	(22,466)
Benefit obligation at end of year	$285,673	$273,516

Change in plan assets:
Fair value of plan assets at beginning of year	$183,328	$135,694
Actual gain (loss) on plan assets	(45,105)	7,945
Employer contributions	18,363	7,974
Employer direct benefit payments	5,016	1,581
Assets obtained from the WGI acquisition	—	39,061
Benefits paid and expenses	(13,950)	(8,927)
Fair value of plan assets at end of year	$147,652	$183,328

Underfunded status reconciliation:
Underfunded status	$138,021	$90,188
Net amount recognized	$138,021	$90,188

Amounts recognized in our balance sheet consist of:
Accrued benefit liability included in current liabilities	$4,836	$4,765
Accrued benefit liability included in other long-term liabilities	133,185	85,423
Net amount recognized	$138,021	$90,188

Amounts recognized in accumulated other comprehensive income consist of:
Prior service income	$12,087	$10,365
Net loss	(70,395)	(3,644)
Net amount recognized	$(58,308)	$6,721

Additional information:
Accumulated benefit obligation	$280,021	$268,315

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.62%	6.75%
Rate of compensation increase	4.50%	4.50%

(1)
In December 2008, we amended our CEO’s employment agreement and related compensation matters, primarily in connection with the extension of his retirement date to June 1, 2012, as well as to modify tax-related provisions.

(2)	The plan curtailment was a result of the termination of a customer contract, which resulted in a reduction of our workforce.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension costs and other comprehensive income included the following components for the years ended January 2, 2009, December 28, 2007 and December 29, 2006.

	Year Ended
(In thousands, except percentages)	January 2, 2009	December 28, 2007	December 29, 2006
Net periodic pension costs:
Service cost	$6,279	$7,326	$7,885
Interest cost	18,014	12,097	10,420
Expected return on assets	(15,211)	(11,780)	(10,396)
Amortization of prior service cost	(2,073)	(2,073)	(1,965)
Recognized actuarial loss	47	1,414	1,099
Curtailment gain (1)	(873)	—	—
Total net periodic pension costs	$6,183	$6,984	$7,043

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$(3,795)	—	NA (2)
Net loss (gain)	66,798	(18,632)	NA (2)
Amortization or curtailment recognition of prior service credit	2,073	2,073	NA (2)
Amortization or settlement recognition of net (loss)	(47)	(1,414)	NA (2)
Total recognized in other comprehensive loss (income)	$65,029	$(17,973)	NA (2)

Total recognized in net periodic pension costs and other comprehensive loss (income)	$71,212	$(10,989)

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	6.75%	5.86%	5.69%
Rate of compensation increase	4.50%	4.50%	4.54%
Expected long-term rate of return on plan assets (3)	8.00%	8.50%	8.50%
Measurement dates	12/28/2007	12/29/2006	12/30/2005

(1)	The curtailment gain was a result of the termination of a customer contract, which resulted in a reduction in our workforce.

(2)	These changes are not applicable because we initially adopted SFAS 158 as of December 29, 2006.

(3)
Our assumption used in determining the expected long-term rate of return on plan assets was based on an actuarial analysis.  This analysis includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy, given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits.  While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.  Based on our most recent analysis, our expected long-term rate of return assumption for our plans is 8.0%.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pension plan asset allocations at January 2, 2009 and December 28, 2007 by asset category were as follows:

	January 2, 2009	December 28, 2007
Asset Category:
Equity securities (1)	53.4%	57.5%
Debt securities	46.5%	42.5%
Other	0.1%	—%
Total	100.0%	100.0%

(1)	Equity securities do not include investment in our common shares at both January 2, 2009 and December 28, 2007, except for possible investments made indirectly through indexed mutual funds.

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

Current Target Asset Allocation
Equity securities	55%
Debt securities	45%
Total	100%

We expect to make cash contributions during 2009 of approximately $13.4 million to the pension plans.

As of January 2, 2009, the estimated portions of the net loss and the prior service credit in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $1.0 million and $3.2 million, respectively.  In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For the Years Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2009	$14,637
2010	15,464
2011	16,367
2012	34,483
2013	18,525
Next five fiscal years thereafter	106,222
$205,698

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Washington Division

As part of the WGI acquisition, we assumed WGI’s post-retirement benefit plans.  All post-retirement benefits provided under company-sponsored health care and life insurance plans were frozen.  We have reserved the right to amend or terminate the post-retirement benefits currently provided under the plans and may increase retirees’ cash contributions at any time.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our estimates of aggregated benefit obligations and assumptions used to measure those obligations of the post-retirement benefit plans at January 2, 2009 and December 28, 2007 were as follows:

(In thousands)	January 2, 2009	December 28, 2007
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$41,896	$5,495
Service cost	60	232
Interest cost	2,566	579
Participant contributions	1,831	532
Liabilities assumed from the WGI acquisition	—	40,602
Exchange rate changes	(61)	(5)
Benefits paid and expenses	(5,494)	(590)
Actuarial gain	(259)	(4,949)
Accumulated post-retirement benefit obligation at end of year	$40,539	$41,896

Change in plan assets:
Fair value of plan assets at beginning of year	$3,552	$3,506
Actual gain (loss) on plan assets	(830)	46
Employer contributions	85	(32)
Employer direct benefit payments	3,578	90
Participant contributions	1,831	532
Benefits paid and expenses	(5,494)	(590)
Fair value of plan assets at end of year	$2,722	$3,552

Funded status reconciliation:
Unfunded status	$37,817	$38,344
Net amount recognized	$37,817	$38,344

Amounts recognized in our balance sheets consist of:
Noncurrent assets	$(514)	$(1,407)
Accrued post-retirement benefit liability included in current liabilities	3,678	3,749
Accrued post-retirement benefit liability included in other long-term liabilities	34,653	36,002
Net amount recognized	$37,817	$38,344

Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$2,662	$3,755
Net amount recognized	$2,662	$3,755

Additional information:
Projected benefit obligation	$38,331	$39,751

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.59%	6.48%
Rate of compensation increase	N/A	N/A

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic post-retirement benefit costs and other comprehensive income included the following components for the years ended January 2, 2009, December 28, 2007 and December 29, 2006.

	Year Ended
(In thousands, except for percentages)	January 2, 2009	December 28, 2007	December 29, 2006
Net periodic post-retirement benefit costs:
Service cost	$60	$232	$252
Interest cost	2,566	579	305
Expected return on assets	(278)	(291)	(272)
Recognized actuarial loss (gain)	(243)	—	93
Total net periodic post-retirement benefit costs	$2,105	$520	$378

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$849	$(4,714)	NA (1)
Effect of exchange rates on amount in accumulated other comprehensive income	1	—	NA (1)
Amortization or settlement recognition of net gain	243	—	NA (1)
Total recognized in other comprehensive loss (income)	$1,093	$(4,714)	NA (1)

Total recognized in net periodic post-retirement benefit costs and other comprehensive loss (income)	$3,198	$(4,194)

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	6.48%	5.90%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets (2)	8.50%	8.50%	8.50%
Measurement dates	12/28/2007	12/29/2006	12/31/2005

(1)	These changes are not applicable because we initially adopted SFAS 158 as of December 29, 2006.

(2)
Our assumption used in determining the expected long-term rate of return on plan assets was based on an actuarial analysis.  This analysis included a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy, given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits.  While the study gave appropriate consideration to recent fund performance and historical returns, the assumption was primarily a long-term, prospective rate.  Based on our most recent analysis, our expected long-term rate of return assumption for our post-retirement benefit plans will remain at 8.5%.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 2, 2009	December 28, 2007
Assumed health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	9.08%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care costs trend rates have a significant effect on the health care plan.  A one percentage point change in assumed health care costs trend rates would have the following effects on net periodic cost for the year ended January 2, 2009 and the accumulated post-retirement benefit obligation as of January 2, 2009:

	1% Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$107	$(96)
Effect on post-retirement benefit obligation	1,576	(1,410)

Our post-retirement benefit plan asset allocations at January 2, 2009 and December 28, 2007 by asset category were as follows:

	January 2, 2009	December 28, 2007
Asset Category:
Equity securities (1)	50.1%	55.6%
Debt securities	49.9%	44.4%
Total	100.0%	100.0%

(1)	Equity securities do not include investment in our common shares at both January 2, 2009 and December 28, 2007, except for possible investments made indirectly through indexed mutual funds.

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

Current Target Asset Allocation
Equity securities	55%
Debt securities	45%
Total	100%

We currently expect to make cash contributions of approximately $3.8 million to the post-retirement benefit plans for 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 2, 2009, the estimated portions of the net gain and the prior service cost (credit) in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $0.1 million and zero, respectively.  In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For the Years Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2009	$3,838
2010	3,900
2011	3,958
2012	3,958
2013	3,950
Next five fiscal years thereafter	18,454
$38,058

Foreign Defined Pension Plan

URS Division

As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Plan (“Final Salary Pension Fund”) in the United Kingdom (“U.K.”).  The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses.  The projected unit credit method is used to determine our pension cost for financial accounting purpose.  In 2006, we made a decision pursuant to a formal curtailment plan to eliminate the accrual of defined benefits for all future benefits under the Final Salary Pension Fund.  Future funding requirements were determined by actuarial valuation.

Valuation

The discount rate for the Final Salary Pension Fund was based on the iBoxx Sterling Corporate AA 15+ Index with considerations of the currency and term of the Final Salary Pension Plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our estimates of benefit obligations and assumptions used to measure those obligations for the Final Salary Pension Fund at January 2, 2009 and December 28, 2007 were as follows:

(In thousands, except percentages)	January 2, 2009	December 28, 2007
Change in benefit obligation:
Benefit obligation at the beginning of year	$22,363	$21,623
Interest cost	969	1,057
Actuarial gain	(6,719)	(734)
Exchange rate changes	(5,673)	440
Benefit paid	(14)	(23)
Benefit obligation at the end of year	$10,926	$22,363

Change in plan assets:
Fair value of the plan assets at the beginning of year	$11,401	$10,963
Employer contributions	782	722
Actual return on plan assets	(1,656)	(486)
Exchange rate changes	(3,005)	225
Benefits paid	(14)	(23)
Fair value of the plan assets at the end of year	$7,508	$11,401

Funded status reconciliation:
Unfunded status	$3,418	$10,962
Net amount recognized	$3,418	$10,962

Amounts recognized in our balance sheet consist of:
Accrued pension liability included in other long-term liabilities	$3,418	$10,962
Net amount recognized	$3,418	$10,962

Additional information:
Accumulated benefit obligation	$10,926	$22,363

Amounts recognized in accumulated other comprehensive income consist of:
Net gain (loss)	$572	$(5,296)
Net amount recognized	$572	$(5,296)

Weighted-average assumptions used to determine benefit obligations at year-end:
Discount rate	6.40%	5.60%
Rate of compensation increase	N/A	N/A

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic pension costs and other comprehensive income for the years ended January 2, 2009 and December 28, 2007 were as follows:

	Year Ended
(In thousands, except percentages)	January 2, 2009	December 28, 2007	December 29, 2006
Net periodic pension costs:
Service cost	$—	$—	$910
Interest cost	969	1,057	910
Expected return on plan assets	(414)	(498)	(419)
Amortization of net actuarial loss	59	194	183
Total net periodic pension costs (1)	$614	$753	$1,584

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$(4,649)	$251	NA (2)
Effect of exchange rates on amounts included in accumulated other comprehensive income	(1,160)	104	NA (2)
Amortization or settlement in recognition of net (loss)	(59)	(194)	NA (2)
Total recognized in other comprehensive loss (income)	$(5,868)	$161	NA (2)

Total recognized in net periodic pension costs and other comprehensive loss (income)	$(5,254)	$914

Weighted-average assumptions to determine net periodic cost for years ended:
Discount rate	5.60%	5.60%	5.00%
Expected long-term rate of return on plan assets (3)	4.50%	4.50%	4.50%
Measurement date	12/31/2007	12/31/2006	12/31/2005

(1)	We used the current rate method in translating our net periodic pension costs to the U.S. dollar.

(2)	These changes are not applicable because we initially adopted SFAS 158 as of December 29, 2006.

(3)
Our assumption used in determining the expected long-term rate of return on assets was based on the long-term expectation for each asset class at the measurement date.  The Final Salary Pension Fund assets are all invested in an insurance policy based on the estimated long-term expected rate of return on this contract.  The expected long-term rate of return was 4.5%, net of expenses.

The Final Salary Pension Fund asset allocations at January 2, 2009 and December 28, 2007 by asset category were as follows:

	January 2, 2009	December 28, 2007
Asset Category:
Equity securities (1)	38.0%	36.0%
Properties	31.0%	33.0%
Debt securities	31.0%	31.0%
Total	100.0%	100.0%

(1)	Equity securities do not include investment in our common shares at January 2, 2009 and December 28, 2007, except for possible investments made indirectly through indexed mutual funds.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation percentages are based on our investment strategy established for the Final Salary Pension Fund, which is designed to achieve a long-term objective of return, while minimizing downside risk.  Our investment strategy was reviewed in 2005 and the current target asset allocation is as follows:

Current Target Asset Allocation
Equity securities	33%
Properties	35%
Debt securities	25%
Other	7%
Total	100%

We currently expect to make cash contributions of approximately $1.0 million to the Final Salary Pension Fund for year 2009.

As of January 2, 2009, the estimated portions of the net gain and the prior service cost (credit) in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are zero.  In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

For Years Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2009	$9
2010	13
2011	18
2012	21
2013	26
Next five fiscal years thereafter	561
$648

NOTE 9.  STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On May 22, 2008, our stockholders approved our 2008 Equity Incentive Plan (“2008 Plan”), which authorizes the issuance of up to five million shares of our common stock in the form of restricted stock awards, restricted stock units, stock options and other forms of equity awards.  The 2008 Plan replaces our 1999 Equity Incentive Plan (“1999 Plan”).  Although the 1991 equity incentive plan and the 1999 Plan (collectively the “Stock Incentive Plans”) are inactive, there are approximately 1.2 million shares outstanding under these plans which are issuable into common stock upon vesting of restricted stock units or the exercise of stock options.  As of January 2, 2009, we had approximately 4.7 million shares in reserve and had issued restricted stock awards and units in the aggregate amount of approximately 0.3 million shares under the 2008 Plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Repurchase Program

On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that allowed the annual repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”) for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  Our stock repurchase program will terminate on January 1, 2010.  Notwithstanding our Board’s approval of our stock repurchase program, pursuant to our 2007 Credit Facility, we were subject to covenants that limited our ability to repurchase our common stock.  However, on June 19, 2008, we amended our 2007 Credit Facility so that, if we maintained designated financial criteria, we were allowed to repurchase up to one million shares of common stock annually.  During the year ended January 2, 2009, we repurchased one million shares of our common stock, which are held as treasury stock, at an average price of $42.30 per common share for approximately $42.3 million.

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in general and administrative expenses or costs of revenues in our Consolidated Statements of Operations and Comprehensive Income.  SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) requires the estimation of forfeitures at the time of grant and then re-measurement at least annually in order to estimate the amount of share-based awards that will ultimately vest.  We estimate the forfeiture rate based on our historical experience.

The following table presents our stock-based compensation expenses related to stock options, restricted stock awards and units, and the related income tax benefits recognized for the years ended January 2, 2009, December 28, 2007 and December 29, 2006.

	Years Ended
(In millions)	January 2, 2009	December 28, 2007	December 29, 2006
Stock-based compensation expenses:
Restricted stock awards and units	$30.3	$22.5	$11.8
Stock options	—	2.6	6.6
Stock-based compensation expenses	$30.3	$25.1	$18.4
Total income tax benefits recognized in our net income related to stock-based compensation expenses	$11.7	$9.7	$6.9

The following table presents the reduction in our income before income taxes, net income, and basic and diluted earnings per share EPS as a result of adopting SFAS 123(R).

(In millions, except per share data)	Year Ended December 28, 2006
Income before income taxes and minority interest	$6.6
Net income	$3.8
Basic earnings per share	$.07
Diluted earnings per share	$.07

Prior to the adoption of SFAS 123(R), we presented the tax benefits from exercises and vesting of stock-based compensation awards in operating cash flows.  As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation expense recognized for these stock-based compensation awards are classified as a financing cash inflow and as an operating cash outflow.  Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 were $27.2 million, $19.2 million and $24.0 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

Our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 10% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods.  The offering periods commence on January 1 and July 1 of each year.

For the years ended January 2, 2009, December 28, 2007 and December 29, 2006, employees purchased approximately 353 thousand, 223 thousand and 381 thousand shares under our ESPP, respectively.

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over the applicable vesting periods that range from three to four years.  We generally issue restricted stock awards (“RSAs”) to domestic employees and restricted stock units (“RSUs”) to foreign employees.  A difference between RSAs and RSUs is the timing of stock issuance.  With RSAs stock is issued at the grant date with vesting conditions to be met while stock under RSUs is issued at vesting.  Vesting of some awards is subject to both service requirements and performance conditions.  The performance vesting condition is determined based on the achievement of annual financial targets established in the first quarter of the fiscal year.  Pursuant to SFAS 123(R), the performance awards are measured based on the stock price on the date that all the key terms and conditions related to the award are known and are expensed over their respective vesting period.  RSAs and RSUs that are only subject to service requirements are expensed on a straight-line basis.

As of January 2, 2009, we had estimated unrecognized stock-based compensation expense of $83.5 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.7 years.  The total fair values of shares vested and the grant date fair values of restricted stock awards and units granted during the years ended January 2, 2009 and December 28, 2007 are summarized below:

(In millions)	January 2, 2009	December 28, 2007
Fair values of shares vested	$21.3	$22.1
Grant date fair values of restricted stock awards and units	$50.4	$40.4

A summary of the status and changes of our nonvested restricted stock awards and units, according to their contractual terms, as of January 2, 2009 and during the year ended December 28, 2007 are presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 28, 2007	1,736,333	$44.58
Granted	1,402,180	$35.97
Vested	(515,228)	$41.39
Forfeited	(134,754)	$44.02
Nonvested at January 2, 2009	2,488,531	$40.37

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

Stock options expire in ten years from the date of grant and vest over service periods that range from three to five years.  No stock options were granted during the year ended January 2, 2009.  A summary of the status and changes of the stock options under our Stock Incentive Plans, according to the contractual terms, as of January 2, 2009 and for the year ended December 28, 2007 are presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Weighted-Average Fair Value of Options Granted during Period	Aggregate Intrinsic Value (In millions)
Outstanding at December 30, 2005	3,076,128	$22.18	6.13		$47.5
Exercised	(635,380)	$20.53
Forfeited/expired/cancelled	(72,440)	$23.68
Outstanding at December 29, 2006	2,368,308	$22.56	5.87		$48.0
Exercised	(745,134)	$22.43
Forfeited/expired/cancelled	(17,217)	$25.45
Outstanding at December 28, 2007	1,605,957	$22.60	4.74		$51.7
Exercised	(561,585)	$22.26
Forfeited/expired/cancelled	(9,768)	$23.93
Outstanding and exercisable at January 2, 2009	1,034,604	$22.77	4.31		$19.3

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $41.40 as of January 2, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

For the fiscal year ended January 2, 2009, December 28, 2007 and December 29, 2006, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $12.1 million, $20.6 million and $14.4 million, respectively.  As of January 2, 2009, all of our stock option awards were fully vested and there was no remaining unrecognized stock-based compensation expense related to nonvested stock option awards.  The total fair value of shares vested during the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $0.1 million, $4.6 million and $8.1 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  SEGMENT AND RELATED INFORMATION

We operate our business through three segments: the URS Division, the EG&G Division and the Washington Division.  The URS Division provides a comprehensive range of professional program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private industry clients in the U.S. and internationally.  The EG&G Division provides services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security.  These services include program management, planning, design and engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure.  The Washington Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private industry clients in the U.S. and internationally.

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

At the beginning of our 2008 fiscal year, we realigned several of our operations to consolidate businesses serving the same markets or clients in the division most capable of successfully addressing these markets or clients.  This realignment included transferring the majority of the URS Division’s interest in Advatech, which provides emissions control services for coal-fired power plants, to the Washington Division and transferring the Washington Defense Group to the EG&G Division, as well as the realignment of some smaller businesses.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended
(In millions)	January 2, 2009	December 28, 2007 (1)	December 29, 2006 (1)
Revenues
URS Division	$3,395.6	$3,129.0	$2,666.4
EG&G Division	2,415.7	1,562.9	1,421.9
Washington Division	4,328.9	763.0	207.2
Inter-segment, eliminations and other	(53.9)	(71.9)	(72.6)
Total revenues	$10,086.3	$5,383.0	$4,222.9
Equity in income of unconsolidated joint ventures
URS Division	$11.8	$10.3	$13.1
EG&G Division	7.3	5.7	4.2
Washington Division	87.2	15.5	—
Inter-segment other	—	—	—
Total equity in income of unconsolidated joint ventures	$106.3	$31.5	$17.3
Contribution (2)
URS Division	$249.9	$213.7	$193.4
EG&G Division	135.1	88.2	73.1
Washington Division	179.2	22.2	7.0
Inter-segment and other unallocated operating costs	—	(1.0)	(1.0)
General and administrative expenses (3)	(100.3)	(73.5)	(58.9)
Corporate interest expense	(85.9)	(24.0)	(16.7)
Total Contribution	$378.0	$225.6	$196.9
Operating income
URS Division	$242.7	$205.0	$186.1
EG&G Division	130.1	84.5	69.3
Washington Division	211.0	30.8	7.7
Inter-segment and other unallocated operating costs	—	(1.0)	(1.0)
General and administrative expenses	(78.7)	(56.5)	(43.3)
Total operating income	$505.1	$262.8	$218.8
Capital expenditures
URS Division	$32.2	$37.8	$44.3
EG&G Division	9.4	14.3	7.3
Washington Division	58.3	7.2	1.1
Corporate and other	5.6	0.3	0.2
Total capital expenditures	$105.5	$59.6	$52.9
Depreciation and amortization
URS Division	$35.2	$34.8	$32.1
EG&G Division	21.4	6.2	4.1
Washington Division	80.3	9.9	0.8
Corporate and other	5.7	1.0	1.0
Total depreciation and amortization	$142.6	$51.9	$38.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for years ended December 28, 2007 and December 29, 2006 are not comparable to the results for the year ended January 2, 2009.  The Washington Division amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007 together with the results of the realignment of our operations among our division as discussed previously.  The Washington Division amounts for the year ended December 29, 2006 are comprised of the amounts that represent the results of the realignment of our operations among our divisions.

(2)
We define segment contribution as total segment operating income minus interest expense and minority interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses.  Segment operating income represents net income before income taxes, minority interests and interest expense.

(3)
General and administrative expenses represent expenses related to corporate functions.  We included charges in general and administrative expenses of $2.9 million and $0.2 million for costs incurred to extinguish our debt during the years ended December 28, 2007 and December 29, 2006, respectively.  We did not have any costs incurred to extinguish our debt for the year ended January 2, 2009.

A reconciliation of segment contribution to segment operating income for the years ended January 2, 2009, December 28, 2007, and December 29, 2006 is as follows:

	Year Ended January 2, 2009 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$249.9	$135.1	$179.2	$(100.3)	$(85.9)	$—	$378.0
Minority interests	1.3	—	35.1	—	—	—	36.4
Unallocated SFAS 123(R) expenses	(11.3)	(4.3)	(4.7)	20.3	—	—	—
Other miscellaneous unallocated expenses	2.8	(0.7)	1.4	1.3	85.9	—	90.7
Operating income (loss)	$242.7	$130.1	$211.0	$(78.7)	$—	$—	$505.1

	Year Ended December 28, 2007 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Elimination	Consolidated
Contribution	$213.7	$88.2	$22.2	$(73.5)	$(24.0)	$(1.0)	$225.6
Minority interests	1.2	—	8.3	—	—	—	9.5
Unallocated SFAS 123(R) expenses	(10.2)	(2.9)	(0.2)	13.3	—	—	—
Other miscellaneous unallocated expenses	0.3	(0.8)	0.5	3.7	24.0	—	27.7
Operating income (loss)	$205.0	$84.5	$30.8	$(56.5)	$—	$(1.0)	$262.8

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for years ended December 28, 2007 and December 29, 2006 are not comparable to the results for the year ended January 2, 2009.  The Washington Division amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007 together with the results of the realignment of our operations among our divisions as discussed previously.  The Washington Division amounts for the year ended December 29, 2006 are comprised of the amounts that represent the results of the realignment of our operations among our divisions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 29, 2006 (1)
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Elimination	Consolidated
Contribution	$193.4	$73.1	$7.0	$(58.9)	$(16.7)	$(1.0)	$196.9
Minority interests	1.5	—	0.7	—	—	—	2.2
Unallocated SFAS 123(R) expenses	(10.8)	(2.2)	—	13.0	—	—	—
Other miscellaneous unallocated expenses	2.0	(1.6)	—	2.6	16.7	—	19.7
Operating income (loss)	$186.1	$69.3	$7.7	$(43.3)	$0.0	$(1.0)	$218.8

(1)
We revised and conformed the prior period’s amounts to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for years ended December 28, 2007 and December 29, 2006 are not comparable to the results for the year ended January 2, 2009.  The Washington Division amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007 together with the results of the realignment of our operations among our divisions as discussed previously.  The Washington Division amounts for the year ended December 29, 2006 are comprised of the amounts that represent the results of the realignment of our operations among our divisions.

Total assets by segments are as follows:

(In millions)	January 2, 2009	December 28, 2007
URS Division	$1,615.3	$1,733.7
EG&G Division	1,487.6	1,293.5
Washington Division	3,596.9	3,685.4
Corporate	5,059.3	4,916.0
Eliminations	(4,757.9)	(4,698.6)
Total assets	$7,001.2	$6,930.0

Total investments in and advances to unconsolidated joint ventures are as follows:

(In millions)	January 2, 2009	December 28, 2007
URS Division	$1.2	$5.6
EG&G Division	6.1	3.5
Washington Division	253.0	197.6
Corporate	4,767.2	4,698.6
Eliminations	(4,757.9)	(4,698.6)
Total investments in and advances to unconsolidated joint ventures	$269.6	$206.7

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Areas

We provide services in many parts of the world.  Some of our services are provided to companies in other countries, but are served by our offices located in the U.S.  Generally, revenues related to such services are classified within the geographic area where the services are performed, rather than where the client is located.  Our revenues and net property and equipment at cost by geographic area are shown below.

	Year Ended
(In millions)	January 2, 2009	December 28, 2007	December 29, 2006
United States revenues	$9,178.5	$4,850.8	$3,830.7
International revenues	927.8	563.6	401.9
Eliminations	(20.0)	(31.4)	(9.7)
Total revenues	$10,086.3	$5,383.0	$4,222.9

No individual foreign country contributed more than 10% of our consolidated revenues for the years ended January 2, 2009, December 28, 2007 or December 29, 2006.

(In millions)	January 2, 2009	December 28, 2007
Property and equipment at cost, net
United States	$257.1	$254.4
International:
Bolivia	45.5	55.7
Other foreign countries	44.5	47.8
Total international	90.0	103.5
Total property and equipment at cost, net	$347.1	$357.9

There are no material concentrations in any individual foreign country, except for those shown in the above table, of our net property and equipment at cost.

Major Customers and Other

Our largest clients are from our federal market sector (35% of our consolidated 2008 revenues).  We have multiple contracts with the U.S. Army, our largest customer, who contributes 16% of our consolidated 2008 revenues.  The loss of the federal government or the U.S. Army, as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 35% of our consolidated revenues.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our revenues from the U.S. Army by segment.

	Year Ended
(In millions)	January 2, 2009	December 28, 2007	December 29, 2006
The U.S. Army (1)
URS Division	$110.1	$111.5	$107.8
EG&G Division (2)	1,407.1	835.8	735.2
Washington Division (2)	121.8	15.3	—
Total U.S. Army	$1,639.0	$962.6	$843.0

(1)	The U.S. Army includes U.S. Army Corps of Engineers

(2)
We revised and conformed the prior period’s amount to our current year’s segment presentation.  Because the Washington Division did not exist as one of our divisions before November 15, 2007, the amounts presented for the year ended December 28, 2007 are not comparable to the results for the year ended January 2, 2009.  The Washington Division amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007 together with the results of the realignment of our operations among our divisions as discussed previously.  The Washington Division amounts for the year ended December 29, 2006 are comprised of the amounts that represent the results of the realignment of our operations among our divisions.

From time to time, we procure from and provide services to companies for which some of our independent directors also serve as board members.  Revenues and purchases from such transactions amounted to $9.6 million and $4.9 million, respectively, for the year ended January 2, 2009.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to contractual guarantees and governmental audits or investigations.  We are also involved in various legal proceedings that are pending against us and our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty.  We are including information regarding the following significant proceedings in particular:

•
Saudi Arabia:  One of our wholly owned subsidiaries, LSI, provided aircraft maintenance support services on F-5 aircraft under contracts (the “F-5 Contract”) with a Saudi Arabian government ministry (the “Ministry”).  LSI completed its operational performance under the F-5 Contract in November 2000 and the Ministry has yet to pay a $12.2 million account receivable owed to LSI for the services under the contract.  In addition, in 2004, the Ministry drew a payment under a performance bond issued by LSI amounting to approximately $5.6 million that was outstanding under the F-5 Contract.  The following legal proceedings ensued:

Two Saudi Arabian landlords pursued claims against LSI over disputed rents in Saudi Arabia.  The Saudi Arabian landlord of the Al Bilad complex received a judgment of $7.9 million in Saudi Arabia against LSI.  During the quarter ended March 30, 2007, Al Bilad, the landlord, received payment of this judgment out of the $12.2 million receivable held by the Ministry.  As a result, we reduced our account receivable and reserve for the Saudi Arabian judgment regarding the Al Bilad complex to reflect the payment made by the Ministry.  Another landlord has obtained a judgment in Saudi Arabia against LSI for $1.2 million and LSI successfully appealed this decision in June 2005 in Saudi Arabia, which was remanded for future proceedings.  We continue to review our legal position and strategy regarding these judgments.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas.  The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable.  In March 2005, the Ministry filed a motion to dismiss, which the District Court initially denied, and which was re-affirmed in July 2008 after extensive discovery proceedings.  The Ministry appealed the District Court’s motion to dismiss to the Court of Appeals for the Fifth District on August 19, 2008.

LSI will continue to seek collection of the account receivable and the $5.6 million performance bond due from the Ministry and related damages, and defend itself vigorously against the remaining claims raised by the landlords and Zakat; however, LSI cannot provide assurance that it will be successful in these efforts.  The potential loss on the claims against LSI may exceed $3.4 million; however, the resolution of these matters cannot be determined at this time.

•
Lebanon:  Our 1999 acquisition of Dames and Moore Group, Inc. included the acquisition of a wholly owned subsidiary, Radian International, LLC (“Radian”).  Prior to the acquisition, Radian entered into a contract with the Lebanese Company for the Development and Reconstruction of Beirut Central District, S.A.L (“Solidere”).  Under the contract, Radian was to provide environmental remediation services at the Normandy Landfill site located in Beirut, Lebanon.  Radian subcontracted a portion of these services to Mouawad – Edde SARL (“Mouawad – Edde”).  Radian, Solidere and Mouawad Edde asserted various claims related to the project.  Radian settled the Solidere claims in June 2008 and the Mouawad Edde claims in August 2008.  Portions of the Solidere settlement were paid by Zurich Insurance Company, as successor in interest to Alpina Insurance Company, American International Specialty Lines Insurance Company and Radian’s other insurers.  Radian is currently in settlement negotiations with its insurers to recover amounts due under applicable insurance policies in excess of $30.0 million for services Radian rendered on the project.

The Solidere contract required the posting of a Letter of Guarantee, which was issued by Saradar Bank, Sh.M.L. ("Saradar") for $8.5 million.  Solidere drew upon the full value of the Letter of Guarantee.  In July 2004, Saradar filed a claim for reimbursement in the First Court in Beirut, Lebanon, to recover the $8.5 million paid on the Letter of Guarantee from Radian and co-defendant Wells Fargo Bank, N.A.  Saradar alleged that it was entitled to reimbursement for the amount paid on the Letter of Guarantee.  In February 2005, Radian responded to Saradar’s claim by filing a Statement of Defense.  In April 2005, Saradar also filed a reimbursement claim against Solidere.  Radian contends that it is not obligated to reimburse Saradar because Saradar did not comply with the contract terms.  The First Court in Beirut issued a ruling holding that Radian was not obligated to reimburse Saradar in October 2007.  However, the ruling also held that co-defendant Wells Fargo Bank was obligated to reimburse Saradar.  Wells Fargo Bank has appealed this ruling and Radian is assisting in the appeal pursuant to the terms of the credit agreement obligations between Radian and Wells Fargo Bank.

Radian will continue to seek collection of the amounts due under applicable insurance policies and will vigorously defend against the remaining claims asserted against it by Saradar; however, Radian cannot provide assurance that it will be successful in these efforts.  The potential losses may exceed $18.0 million; however, the resolution of these matters cannot be determined at this time.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2006, the Authority's Builder's Risk insurance carrier, Westchester Surplus Lines Insurance Company ("Westchester"), filed a subrogation action against URS Corporation Southern in the Thirteenth Judicial Circuit of Florida for $2.9 million, which Westchester has paid to the Authority.  Westchester also filed a subrogation action for any future amounts that may be paid for claims that the Authority has submitted for losses caused by the subsidence of the pier.  URS Corporation Southern removed Westchester's lawsuit to the United States District Court for the Middle District of Florida and filed multiple counterclaims against Westchester for insurance coverage under the Westchester policy.  Westchester’s lawsuit was remanded to the Thirteenth Judicial Circuit of Florida in July 2007, and in June 2008, the court ordered that the Authority be substituted for Westchester as the plaintiff to the lawsuit.

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

URS Corporation Southern and URS Holdings, Inc. will defend themselves vigorously against the claims; however, they cannot provide assurance that they will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

URS Group, Inc. will continue its vigorous attempt to collect the remaining contract cost overruns; however, URS Group, Inc. cannot provide assurance that it will be successful in these efforts, and the resolution of these matters cannot be determined at this time.

•
Minneapolis Bridge:  On August 1, 2007, the I-35W Bridge in Minneapolis, Minnesota collapsed resulting in 13 deaths, numerous injuries and substantial property loss.  In 2003, the Minnesota Department of Transportation retained us to provide specific engineering analyses of components of the I-35W Bridge.  We issued draft reports pursuant to this engagement and our services to the Minnesota Department of Transportation were ongoing at the time of the collapse.  The National Transportation Safety Board final report on the bridge collapse determined that the probable cause of the collapse was inadequate load capacity due to an error by the original bridge designer that resulted in gusset plate failures due to the increased bridge weight from previous modifications as well as increased traffic and concentrated construction loads on the bridge on the day of the collapse.  We were not involved in the original design or construction of the I-35W Bridge, nor were we involved in any of the maintenance and construction work being performed on the bridge when the collapse occurred.

In November 2008, four lawsuits were filed in Minnesota state court against us by three injured people and the estate of one of the individuals who died as a result of the bridge collapse.  The lawsuits all assert negligence and breach of contract claims in excess of $50,000.

We will continue to defend these matters vigorously; however, we cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
130 Liberty Street:  On August 18, 2007, two New York City firemen lost their lives and others were injured fighting a fire at a skyscraper undergoing decontamination and deconstruction at 130 Liberty Street in New York City.  One of our wholly owned subsidiaries, URS Corporation – New York, had been retained before the accident by the 130 Liberty Street property owner to advise, monitor and report on the general contractor’s performance as well as its compliance with the project’s contractual requirements.  In August 2007, the Manhattan District Attorney served subpoenas related to this accident on the property owner, URS Corporation - New York, the general contractor and its principal subcontractors, as well as the City of New York.  In December 2008, the District Attorney issued criminal indictments against an employee of the general contractor responsible for safety at the project, its principal subcontractor and some of that subcontractor’s employees; however, URS Corporation – New York was not indicted.

In February and April of 2008, URS Corporation – New York was sued in the New York State Supreme Court by the estates of the two firemen for negligence, public and private nuisance, and wrongful death, as well as for statutory violations of various local and state public safety codes.  Both estates are alleging punitive damages and one estate has asked for damages of approximately $50 million.

In May of 2008, URS Corporation – New York was sued in the New York State Supreme Court for an unspecified amount of damages by four firemen and their spouses for personal injury to the firemen occurring during the fire.  In January 2009, URS Corporation – New York was sued in the New York State Supreme Court for $50 million of punitive damages by a fireman for personal injury to the fireman that occurred during the fire.  These personal injury complaints allege negligence, public and private nuisance, and violations of various local and state public safety codes.

URS Corporation – New York will continue to defend these matters vigorously; however, URS Corporation – New York cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In March 2005, WGI filed motions in the Bankruptcy Court in Nevada and in the Idaho District Court to dismiss the federal government’s claim for failure to give appropriate notice or otherwise preserve those claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred in a written order.  The federal government appealed the Bankruptcy Court's order to the U.S. District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the District Court in Nevada reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  In December 2007, the federal government filed a motion in Bankruptcy Court seeking an order that the Bankruptcy Court abstain from exercising jurisdiction over this matter, which WGI opposed.  On February 15, 2008, the Bankruptcy Court denied the federal government’s motion preventing the Bankruptcy Court from exercising jurisdiction over WGI’s motion that the federal government’s claims in Idaho District Court were barred for failure to give appropriate notice or otherwise preserve those claims.  In November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and may not be further pursued.  WGI’s pending motion in the Bankruptcy Court covers all of the remaining federal government claims alleged in the Idaho action.

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

WGI will continue to defend these matters vigorously and to pursue all affirmative claims; however, WGI cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Since September 2005, 59 personal injury, property damage and class action lawsuits have been filed in Louisiana State and federal court naming WGI Ohio as a defendant.  Other defendants include the U.S. Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company.  Over 1,450 hurricane-related cases, including the WGI Ohio cases, have been consolidated in the Federal District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees.  The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.  The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding.  The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs.  WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina.  WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the federal government and has pursued dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability.

WGI Ohio intends to continue to defend these matters vigorously; however, WGI Ohio cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
SR-125:  WGI has a 50% interest in a joint venture that is performing a $401 million fixed-price highway and toll road project in California that is approximately 98% complete as of January 2, 2009.  Prior to the acquisition of WGI, WGI recorded significant losses on the project resulting from various developments, including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays.  In many instances, these developments were unanticipated.  WGI estimates that, when the project is completed, our equity investment in the joint venture will be approximately $36.4 million.  It remains possible that the joint venture may incur additional losses and, if the joint venture is unsuccessful in recovering at least a portion of its claims, additional charges will be required.  These matters are among the numerous claims in dispute made by the joint venture against the project owner.  Most of the highway claims are being pursued in the Superior Court of San Diego County, and most of the toll road claims, per the toll road agreement, are being pursued in state arbitration.  If the claims are not resolved through these procedures, the claims will be joined in the existing litigation or arbitration proceedings.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Common Sulfur Project:  One of our wholly owned subsidiaries, WGI – Middle East, Inc., together with a consortium partner, have contracted under a fixed-price arrangement to engineer, procure and construct a sulfur processing facility located in Qatar.  The completed project will treat and distribute sulfur produced by a new Liquid Natural Gas (“LNG”) processing facility also under construction.  The project has experienced cost increases and schedule delays.  The contract gives the customer the right to assess liquidated damages of approximately $24.1 million against the consortium if various phases of the project are not completed by certain dates.  If liquidated damages are assessed, a significant portion may be attributable to WGI – Middle East, Inc.

Only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the year ended January 2, 2009, charges to income of $52.7 million have been recorded for this project.  A portion of the charges relates to the reversal of previously recognized earnings resulting in a project-to-date loss of $45.0 million as of January 2, 2009.  While the estimated loss has been recognized, the potential range of loss and the resolution of this matter cannot be determined at this time.

The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or litigation matters could have a material adverse effect on us.

Insurance

Generally, our insurance program includes limits totaling $515.0 million per loss and in the aggregate for general liability; $215.0 million per loss and in the aggregate for professional errors and omissions liability; $140.0 million per loss for property; $40.0 million per loss for marine property and liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, property, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain certain exclusion and sublimit that insurance providers may use to deny or restrict coverage.

Excess liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.  We have maintained insurance without lapse for many years with limits in excess of losses sustained.

Guarantee Obligations and Commitments

As of January 2, 2009, we had the following guarantee obligations and commitments:

We have guaranteed the credit facility of one of our unconsolidated joint ventures, in the event of a default by the joint venture.  This joint venture was formed in the ordinary course of business to perform a contract for the U.S. federal government.  The term of the guarantee was equal to the remaining term of the underlying credit facility.  As of January 2, 2009, the amount of the guarantee was $15.0 million.  The credit facility will be renewed on a month-to-month basis and the guarantee will be extended until the contract is completed, which is expected to be May 31, 2009.

We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of January 2, 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

As of January 2, 2009, the amount of the guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $7.6 million.

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

In the ordinary course of business, we may provide performance assurances and guarantees related to our services.  For example, these guarantees may include surety bonds, arrangements between us, our client, and a surety to ensure we perform our contractual obligations pursuant to our client agreement.  If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies.  When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses.

In the ordinary course of business, we may provide performance assurances and guarantees to clients on behalf of unconsolidated subsidiaries, joint ventures, and other joint projects that we do not directly control.  We enter into these guarantees primarily to support the contractual obligations associated with these joint projects.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated.  For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract.  Remaining billable amounts could be greater or less than the cost to complete.  In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

Lease Obligations

Total rental expense included in operations for operating leases for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, totaled $164.3 million, $114.5 million and $103.9 million, respectively.  Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses.  These operating lease agreements expire at varying dates through 2022.  Obligations under operating leases include office and other equipment rentals.

Obligations under non-cancelable operating lease agreements were as follows:

(In thousands)	Operating Leases
2009	$157,908
2010	135,322
2011	103,405
2012	67,586
2013	50,258
Thereafter	69,063
Total minimum lease payments	$583,542

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities related to each component of other comprehensive income (loss) are summarized as follows:

(In thousands)	Pension and Post-retirement Plans (Related adjustments net of Tax)	Foreign Currency Translation Adjustments	Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balances at December 30, 2005	$(7,275)	$3,290	$—	$(3,985)
Adoption of SFAS 158	(4,357)	—	—	(4,357)
2006 adjustments	582	4,122	—	4,704
Balances at December 29, 2006	(11,050)	7,412	—	(3,638)
2007 adjustments, net of tax	14,776	7,863	(2,366)	20,273
Balances at December 28, 2007	3,726	15,275	(2,366)	16,635
2008 adjustments, net of tax	(37,460)	(28,049)	(6,992)	(72,501)
Balances at January 2, 2009	$(33,734)	$(12,774)	$(9,358)	$(55,866)

(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Balances at December 30, 2005	$(7,913)	$3,928	$(3,985)
Defined benefit pension plans:
Minimum pension liability adjustments	4,527	(3,945)	582
Adoption of SFAS 158	(7,082)	2,725	(4,357)
Foreign currency translation adjustments	4,122	—	4,122
2006 adjustments	1,567	(1,220)	347
Balances at December 29, 2006	(6,346)	2,708	(3,638)
Pension and post-retirement related adjustments (1)	22,551	(7,775)	14,776
Foreign currency translation adjustments	8,607	(744)	7,863
Interest rate swaps	(3,957)	1,591	(2,366)
2007 adjustments	27,201	(6,928)	20,273
Balances at December 28, 2007	20,855	(4,220)	16,635
Pension and post-retirement related adjustments (1)	(60,610)	23,150	(37,460)
Foreign currency translation adjustments	(28,956)	907	(28,049)
Interest rate swaps	(11,693)	4,701	(6,992)
2008 adjustments	(101,259)	28,758	(72,501)
Balances at January 2, 2009	$(80,404)	$24,538	$(55,866)

(1)
For fiscal year 2008, pension and post-retirement related adjustments, before-tax amount, in other comprehensive income included $(3.8) million of prior service credit for a plan amendment, $63.0 million of net loss arising during the year, $2.2 million of amortization of prior service credit and net gain, and $0.8 million of before-tax effect of foreign currency exchange rate.  For fiscal year 2007, pension and post-retirement related adjustments, before-tax amount, in other comprehensive income included $(23.1) million of net gain arising during the year, $0.5 million of amortization of prior service credit and net loss, and $0.1 million of before-tax effect of foreign currency exchange rate.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(In thousands)	Balance at the Beginning of the Periods	Additions (Charged to Bad Debt Expenses)	Additions (Charged to Other Accounts (1))	Deductions	Other (2)	Balance at the End of the Periods
Year ended January 2, 2009
Allowances for losses and doubtful accounts	$51,173	$5,046	$25,852	$(42,642)	$—	$39,429
Deferred income tax valuation allowance	$101,751	$—	$—	$(1,324)	$—	$100,427

Year ended December 28, 2007
Allowances for losses and doubtful accounts	$50,458	$2,867	$27,635	$(29,787)	$—	$51,173
Deferred income tax valuation allowance	$630	$—	$—	$(145)	$101,266	$101,751

Year ended December 29, 2006
Allowances for losses and doubtful accounts	$44,293	$8,259	$21,380	$(23,474)	$—	$50,458
Deferred income tax valuation allowance	$454	$630	$—	$—	$(454)	$630

(1)	These additions were primarily charged to revenues.

(2)
Other adjustments to the deferred income tax valuation allowance during the year ended December 28, 2007 were primarily attributable to acquired deferred taxes on foreign net operating losses through the WGI acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly financial data for the years ended January 2, 2009 and December 28, 2007 that is derived from audited consolidated financial statements.  The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

Operating income is defined as income before income taxes and interest expense.

	2008 Quarters Ended
(In thousands, except per share data)	March 28	June 27	September 26	January 2, 2009
Revenues	$2,259,027	$2,530,944	$2,588,091	$2,708,227
Cost of revenues	(2,156,745)	(2,403,013)	(2,448,700)	(2,600,321)
Operating income	115,850	134,459	143,240	111,584
Income tax expense	(37,451)	(47,534)	(51,028)	(36,800)

Net income	49,370	59,425	65,765	45,231
Earnings per share:
Basic	$.60	$.72	$.80	$.56
Diluted	$.60	$.72	$.79	$.55
Weighted-average number of shares:
Basic	81,806	81,989	82,296	81,458
Diluted	82,450	82,676	82,794	81,794

	2007 Quarters Ended
(In thousands, except per share data)	March 30	June 29	September 28	December 28 (1)
Revenues	$1,132,017	$1,243,619	$1,267,998	$1,739,373
Cost of revenues	(1,064,307)	(1,164,326)	(1,189,649)	(1,676,989)
Operating income (2)	57,686	68,462	69,670	66,966
Income tax expense	(22,306)	(26,726)	(26,955)	(21,267)

Net income	30,361	36,802	38,693	26,387
Earnings per share:
Basic	$.59	$.71	$.74	$.40
Diluted	$.58	$.70	$.73	$.39
Weighted-average number of shares:
Basic	51,249	51,484	51,944	66,408
Diluted	52,106	52,782	52,751	67,461
(1)	Our fourth quarter 2007 financial data reflected six-weeks of operating results from our Washington Division. See further discussion in Note 2, “Acquisitions.”

(2)	General and administrative expenses for 2007 included $2.9 million of costs incurred for extinguishment of debt. See further discussion in Note 6, “Indebtedness” and Note 2, “Acquisitions.”

NOTE 15.  SUBSEQUENT EVENT

On February 25, 2009, one of our subsidiaries entered into a definitive agreement for the sale of our investment in MIBRAG, our unconsolidated German mining and power joint venture.  This transaction is expected to close in the second quarter of 2009, subject to the customary closing conditions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our CEO and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting.  This section should be read in conjunction with the certifications and the PricewaterhouseCoopers report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO are responsible for establishing and maintaining “disclosure controls and procedures” for our company.  As defined in the rules promulgated under the Exchange Act “disclosure controls and procedures” are controls and other procedures of an issuer designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosures.  Based on the evaluation of our management with the participation of our CEO and CFO, of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the year ended January 2, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our CEO and CFO, assessed our internal control over financial reporting as of January 2, 2009, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of January 2, 2009.  Management communicated the results of management’s assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of the company’s internal control over financial reporting at January 2, 2009 as stated in their report appearing under Item 8.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information under the captions “Proposal - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board of Directors” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders and from Item 1–“Executive Officers of the Registrant” in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participations,” “Report of the Compensation Committee on Executive Compensation for Fiscal Year 2008,” (which report shall be deemed to be “furnished” and not “filed” with the SEC) and “Information About The Board of Directors” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Information regarding our stock-based compensation awards outstanding and available for future grants as of January 2, 2009 is presented in Note 9, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” and “Information About the Board of Directors” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the captions “Proposal - Ratification of Selection of Our Independent Registered Public Accounting Firm,” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 2, 2009 and December 28, 2007

•	Consolidated Statements of Operations and Comprehensive Income for the year ended January 2, 2009, the year ended December 28, 2007 and the year ended December 29, 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended January 2, 2009, the year ended December 28, 2007, and the year ended December 29, 2006

•	Consolidated Statements of Cash Flows for the year ended January 2, 2009, the year ended December 28, 2007, and the year ended December 29, 2006

•	Notes to Consolidated Financial Statements.

(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of the State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.5	By-laws of URS Corporation as amended and restated on September 5, 2008.	8-K	3.02	9/11/2008
4.1	Credit Agreement dated as of November 15, 2007, entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.	8-K	4.1	11/21/2007
4.2	First Amendment to the Credit Agreement, dated as of June 19, 2008, entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint -lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.	8-K	4.1	6/24/2008
4.3	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991
10.1*	Employee Stock Purchase Plan of URS Corporation approved as of May 22, 2008.	DEF 14A	Appendix C	4/22/2008
10.2*	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3*	URS Corporation 2008 Equity Incentive Plan, approved as of May 22, 2008.	8-K	10.1	5/23/2008
10.4*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996.	10-K	10.5	1/14/1997
10.5*	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991
10.6*	1999 Incentive Compensation Plan of URS Corporation, filed as Appendix A to our definitive proxy statement for the 1999 Annual Meeting of Stockholders.	DEF 14A	Appendix A	2/17/1999
10.7*	2008 URS Corporation Incentive Compensation Plan Summary pursuant to the 1999 Incentive Compensation Plan.	8-K	10.1	4/1/2008
10.8*	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.9*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-K	10.9	2/27/2007
10.10*	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.11*	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.12*	Second Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.1	12/10/2008
10.13*	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006
10.14*	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.2	12/10/2008
10.15*	Employment Agreement between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.16*	First Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.17*	Second Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.18*	Fourth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.19*	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.	10-Q	10.6	8/6/2008
10.20*	Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of May 19, 2003.	10-Q	10.1	9/15/2003
10.21*	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.	10-Q	10.9	8/6/2008
10.22*	Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.23*	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.	10-Q	10.7	8/6/2008
10.24*	Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of January 30, 2004.	10-Q	10.2	3/15/2004
10.25*	First Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of August 1, 2008.	10-Q	10.10	8/6/2008
10.26*	Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.27*	First Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of August 1, 2008.	10-Q	10.8	8/6/2008
10.28*	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005
10.29*	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.	10-Q	10.5	8/6/2008

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.30*	Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of May 25, 2006.	8-K	10.3	5/31/2006
10.31*	First Amendment to Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of August 1, 2008.	10-Q	10.11	8/6/2008
10.32*	Employment Agreement between URS Corporation and Thomas H. Zarges, dated as of August 7, 2008.	10-Q	10.1	11/6/2008
10.33*	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.34*	First Amendment to the July 12, 2004 Restricted Stock Unit Award Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.3	12/10/2008
10.35*	1999 Equity Incentive Plan Restricted Stock Award between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.4	12/8/2006
10.36*	2008 Equity Incentive Plan Restricted Stock Award between URS and Martin M. Koffel, dated December 10, 2008.	8-K	10.4	12/10/2008
10.37*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement, executed between URS Corporation and Joseph Masters, dated as of July 12, 2004.	10-Q	10.6	9/9/2004
10.38*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, and Gary Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.39*	Form of 1999 Equity Incentive Plan Restricted Stock Award, executed as separate agreements between URS Corporation and each of Martin M. Koffel, Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masters, and Randall A. Wotring, and dated as of October 4, 2005 and/or February 16, 2006.	8-K	10.1	10/7/2005
10.40*	Form of 1999 Equity Incentive Plan Restricted Stock Award, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masers, Susan Kilgannon and Randall A. Wotring, dated as of May 25, 2006.	8-K	10.2	5/31/2006
10.41*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	8-K	10.6	12/10/2008
10.42*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	8-K	10.5	12/10/2008
10.43*	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, Joseph Maters, Randall A. Wotring, H. Thomas Hicks and Thomas H. Zarges.	10-Q	10.3	6/14/2004

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.44*	Form of Director Indemnification Agreement between URS Corporation and each of H. Jesse Arnelle, Armen Der Marderosian, Mickey P. Foret, Marin M. Koffel, General Joseph W. Ralston, USAF (Ret.), John D. Roach, William D. Walsh, William P. Sullivan, Douglas W. Stotlar and Lydia H. Kennard.	10-Q	10.4	6/14/2004
10.45*#	Executive Life Insurance Agreement between Washington Group International and Thomas H. Zarges, dated as of January 1, 2005.	10-K	10.32	3/2/2006
10.46*#	Washington Group International, Inc. Restoration Plan.	10-Q	10.3	11/17/2003
10.47*#	Washington Group International, Inc. Voluntary Deferred Compensation Plan.	10-Q	10.4	11/17/2003
10.48*#	Washington Group International, Inc. Key Executive Disability Insurance Plan.	10-K	10.12	Fiscal Year 12/31/92
21.1	Subsidiaries of URS Corporation.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney of URS Corporation's directors and officers.				X
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
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

URS Corporation
(Registrant)

Dated: March 3, 2009	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin M. Koffel*	Chairman of the Board of Directors and Chief Executive Officer	March 3, 2009
Martin M. Koffel

/s/ H. Thomas Hicks	Chief Financial Officer	March 3, 2009
H. Thomas Hicks

/s/ Reed N. Brimhall	Vice President, Controller and Chief Accounting Officer	March 3, 2009
Reed N. Brimhall

/s/ H. Jesse Arnelle*	Director	March 3, 2009
H. Jesse Arnelle

/s/ Armen Der Marderosian*	Director	March 3, 2009
Armen Der Marderosian

/s/ Mickey P. Foret*	Director	March 3, 2009
Mickey P. Foret

/s/ Lydia H. Kennard*	Director	March 3, 2009
Lydia H. Kennard

/s/ Joseph W. Ralston*	Director	March 3, 2009
Joseph W. Ralston

/s/ John D. Roach*	Director	March 3, 2009
John D. Roach

Signature	Title	Date

/s/ Douglas W. Stotlar*	Director	March 3, 2009
Douglas W. Stotlar

/s/ William P. Sullivan*	Director	March 3, 2009
William P. Sullivan

/s/ William D. Walsh*	Director	March 3, 2009
William D. Walsh

*By /s/ H. Thomas Hicks
H. Thomas Hicks

*By /s/ Reed N. Brimhall
Reed N. Brimhall