Form 10-Q
period 2009-04-03
URS CORP /NEW/
filed 2009-05-13
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16BClass	Outstanding at May 4, 2009
Common Stock, $.01 par value	83,180,977

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “will,” and similar terms used in reference to our future revenues, services and other business trends; future accounting and actuarial estimates; future income taxes; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees and contingencies; future capital resources; future sale of our MIBRAG joint venture; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions.  However, such forward-looking statements by their nature involve risks and uncertainties.  We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: economic weakness and declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; impairment of our goodwill; impact of recent liquidity constraints upon us or upon our clients; our leveraged position and the ability to service our debt; restrictive covenants in our 2007 Credit Facility; our ability to procure government contracts; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; availability of bonding and insurance; integration of acquisitions; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; nuclear energy indemnification; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; retirement plan obligations; risks associated with international operations; business activities in high security risk countries; third party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 38, Risk Factors beginning on page 62, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

2BURS CORPORATION AND SUBSIDIARIES
3BCONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
4B(In thousands, except per share data)

	April 3, 2009	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$387,424	$223,998
Accounts receivable, including retentions of $50,832 and $51,141, respectively	1,071,417	1,062,177
Costs and accrued earnings in excess of billings on contracts	1,020,940	1,079,047
Less receivable allowances	(39,480)	(39,429)
Net accounts receivable	2,052,877	2,101,795
Deferred tax assets	147,614	161,061
Prepaid expenses and other assets	186,842	153,627
Total current assets	2,774,757	2,640,481
Investments in and advances to unconsolidated joint ventures	273,938	269,616
Property and equipment at cost, net	333,817	347,076
Intangible assets, net	498,301	511,508
Goodwill	3,158,205	3,158,205
Other assets	82,226	74,266
Total assets	$7,121,244	$7,001,152
LIABILITIES AND EQUITY
Current liabilities:
Book overdrafts	$3,611	$438
Current portion of long-term debt	17,140	16,506
Accounts payable and subcontractors payable, including retentions of $83,632 and $85,097, respectively	669,443	712,552
Accrued salaries and wages	458,120	430,938
Billings in excess of costs and accrued earnings on contracts	242,893	254,186
Accrued expenses and other	255,969	172,735
Total current liabilities	1,647,176	1,587,355
Long-term debt	1,089,641	1,091,528
Deferred tax liabilities	291,855	270,165
Self-insurance reserves	106,226	101,930
Pension, post-retirement, and other benefit obligations	198,081	202,520
Other long-term liabilities	92,416	91,898
Total liabilities	3,425,395	3,345,396
Commitments and contingencies (Note 8)
URS Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200,000 shares; 84,888 and 85,004 shares issued, respectively; and 83,198 and 83,952 shares outstanding, respectively	848	850
Treasury stock, 1,690 and 1,052 shares at cost, respectively	(66,557)	(42,585)
Additional paid-in capital	2,844,093	2,838,290
Accumulated other comprehensive loss	(66,890)	(55,866)
Retained earnings	959,414	883,942
Total URS stockholders’ equity	3,670,908	3,624,631
Noncontrolling interests	24,941	31,125
Total stockholders’ equity	3,695,849	3,655,756
Total liabilities and stockholders’ equity	$7,121,244	$7,001,152

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	April 3, 2009	March 28, 2008
Revenues	$2,520,638	$2,259,027
Cost of revenues	(2,379,423)	(2,156,745)
General and administrative expenses	(18,085)	(16,178)
Equity in income of unconsolidated joint ventures	40,013	29,746
Operating income	163,143	115,850
Interest expense	(14,723)	(25,618)
Other expenses	(7,584)	—
Income before income taxes	140,836	90,232
Income tax expense	(57,635)	(37,451)
Net income	83,201	52,781
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(7,729)	(3,411)
Net income attributable to URS	$75,472	$49,370

Comprehensive income (loss):
Net income	$83,201	$52,781
Pension and post-retirement related adjustments, net of tax	43	—
Foreign currency translation adjustments, net of tax	(4,677)	5,413
Unrealized loss on foreign currency contract, net of tax	(7,617)	—
Unrealized gain (loss) on interest rate swaps, net of tax	1,227	(10,512)
Comprehensive income	72,177	47,682
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(7,729)	(3,411)
Comprehensive income attributable to URS	$64,448	$44,271

Earnings per share (Note 1):
Basic	$.93	$.59
Diluted	$.92	$.59
Weighted-average shares outstanding (Note 1):
Basic	81,492	81,806
Diluted	82,018	82,448

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
B(In thousands, except shares data)

				Additional	Accumulated Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 28, 2007	83,303	$833	$(287)	$2,797,238	$16,635	$664,151	$3,478,570	$25,086	$3,503,656
Employee stock purchases and exercises of stock options	46	—	—	2,727	—	—	2,727	—	2,727
Stock-based compensation	1,009	11	—	6,618	—	—	6,629	—	6,629
Tax benefit of stock-based compensation	—	—	—	(336)	—	—	(336)	—	(336)
Foreign currency translation adjustments, net of tax	—	—	—	—	5,413	—	5,413	—	5,413
Pension and post-retirement related adjustments, net of tax	—	—	—	—	—	—	—	—	—
Interest rate swaps, net of tax	—	—	—	—	(10,512)	—	(10,512)	—	(10,512)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,107)	(3,107)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	2,032	2,032
Net income	—	—	—	—	—	49,370	49,370	3,411	52,781
Balances, March 28, 2008	84,358	$844	$(287)	$2,806,247	$11,536	$713,521	$3,531,861	$27,422	$3,559,283

Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631	$31,125	$3,655,756
Employee stock purchases and exercises of stock options	(67)	(1)	—	(3,279)	—	—	(3,280)	—	(3,280)
Stock-based compensation	(49)	(1)	—	8,571	—	—	8,570	—	8,570
Tax benefit of stock-based compensation	—	—	—	511	—	—	511	—	511
Foreign currency translation adjustments, net of tax	—	—	—	—	(4,677)	—	(4,677)	—	(4,677)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	43	—	43	—	43
Interest rate swaps, net of tax	—	—	—	—	1,227	—	1,227	—	1,227
Purchase of treasury stock	(638)	—	(23,972)	—	—	—	(23,972)	—	(23,972)
Unrealized loss on foreign currency contract, net of tax	—	—	—	—	(7,617)	—	(7,617)	—	(7,617)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,417)	(15,417)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	1,504	1,504
Net income	—	—	—	—	—	75,472	75,472	7,729	83,201
Balances, April 3, 2009	83,198	$848	$(66,557)	$2,844,093	$(66,890)	$959,414	$3,670,908	$24,941	$3,695,849

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
5BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
6B(In thousands)

	Three Months Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net income	$83,201	$52,781
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	22,670	20,087
Amortization of intangible assets	13,206	13,424
Amortization of debt issuance costs	1,963	2,052
Unrealized loss on foreign currency contract	6,225	—
Normal profit	(1,466)	(5,346)
Provision for doubtful accounts	1,550	481
Deferred income taxes	31,700	20,799
Stock-based compensation	8,583	6,629
Excess tax benefits from stock-based compensation	(511)	—
Equity in income of unconsolidated joint ventures, less dividends received	(17,116)	(1,142)
Changes in operating assets, liabilities and other, net of effects of acquisition:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	46,824	(47,626)
Prepaid expenses and other assets	32,888	4,259
Investments in and advances to unconsolidated joint ventures	13,863	(1,724)
Accounts payable, accrued salaries and wages and accrued expenses	(12,921)	(110,348)
Billings in excess of costs and accrued earnings on contracts	(10,045)	17,155
Other long-term liabilities	1,333	4,925
Other assets, net	(629)	6,701
Total adjustments and changes	138,117	(69,674)
Net cash from operating activities	221,318	(16,893)
Cash flows from investing activities:
Payments for business acquisition	—	(1,686)
Proceeds from disposal of property and equipment, and sale-leaseback transactions	1,438	4,422
Investments in and advances to unconsolidated joint ventures	(6,544)	(13,643)
Changes in restricted cash	(512)	2,511
Capital expenditures, less equipment purchased through capital leases and equipment notes	(9,252)	(21,191)
Net cash from investing activities	(14,870)	(29,587)
Cash flows from financing activities:
Long-term debt principal payments	(2,743)	(2,175)
Net borrowings (payments) under lines of credit and short-term notes	(69)	(34)
Net change in book overdrafts	3,173	(14,910)
Capital lease obligation payments	(1,635)	(2,023)
Excess tax benefits from stock-based compensation	511	—
Proceeds from employee stock purchases and exercises of stock options	822	5,272
Distributions to noncontrolling interests	(19,109)	(3,495)
Purchase of treasury stock	(23,972)	—
Net cash from financing activities	(43,022)	(17,365)
Net increase (decrease) in cash and cash equivalents	163,426	(63,845)
Cash and cash equivalents at beginning of period	223,998	256,502
Cash and cash equivalents at end of period	$387,424	$192,657

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
8B(In thousands)

	Three Months Ended
	April 3, 2009	March 28, 2008
Supplemental information:
Interest paid	$13,247	$25,584
Taxes paid	$9,892	$1,550
Taxes refunded	$30,000	$—

Supplemental schedule of noncash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$1,941	$2,519

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

0BNOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

1BOverview

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended January 2, 2009.  The results of operations for the three months ended April 3, 2009 are not indicative of the operating results for the full year or for future years.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

The Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2008 reflect two reclassifications as previously disclosed in Note 1, “Business, Basis of Presentation, and Accounting Policies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of Form 10-Q for the quarterly period ended June 27, 2008.  We previously concluded the misclassifications were not material to the cash flows for the quarter ended March 28, 2008 and the reclassifications did not affect previously reported statements of operations or financial positions for any period presented.  The first was a misclassification of $5.7 million of fixed asset activities between cash flows from investing activities and cash flows from operating activities.  This misclassification resulted in an understatement of cash inflows from operating activities and cash outflows from investing activities.  The second was a misclassification of $2.5 million between financing cash flows and operating cash flows for tax payments related to restricted stock awards and units that resulted in an understatement of cash inflows from financing activities and an overstatement of cash inflows from operating activities.  The net misclassifications resulted in an understatement of cash inflows from operating activities of $3.2 million for the three months ended March 28, 2008.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include the financial position, results of operations and cash flows of URS Corporation and our majority-owned subsidiaries and joint ventures required to be consolidated.  Investments in unconsolidated joint ventures are accounted for using the equity method and are included as investments in and advances to unconsolidated joint ventures on our Condensed Consolidated Balance Sheets.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Earnings Per Share

Effective January 3, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on Emerging Issues Task Force (“EITF”) Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which required us to use the two-class method to calculate earnings per share (“EPS”).  Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period.  In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.  Our participating securities consist of unvested restricted stock awards and units, issued prior to November 2008, which have a legal right to share in dividends, if declared, even though the underlying shares were unvested.

As of the quarter ended April 3, 2009, we amended these restricted stock awards and units to be non-participating securities until vested.  As a result, the effect of FSP EITF 03-6-1 on our EPS for the quarter ended April 3, 2009 was not material.  However, since this FSP requires retrospective application, our EPS for the quarter ended March 28, 2008 was modified to reflect the impact of the adoption of this FSP.

In our computation of diluted EPS, we exclude the potential shares related to stock options that are issued and unexercised, where the exercise price exceeds the average market price.  We also exclude nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table summarizes the earnings available to common stockholders for both basic and diluted EPS calculations, the reconciliation between weighted-average shares outstanding used in calculating basic and diluted EPS, and the anti-dilutive shares that were excluded from the computation of diluted EPS for the three months ended April 3, 2009 and March 28, 2008:

	Three Months Ended
(In thousands, except per share data)	April 3, 2009	March 28, 2008
Net income attributable to URS	$75,472	$49,370
Less: Earnings allocated to participating securities	—	(910)
Earnings available to common stockholders – Basic and Diluted	$75,472	$48,460

Weighted-average common stock shares outstanding	81,492	81,806
Effect of dilutive stock options and restricted stock awards and units	526	642
Weighted-average common stock outstanding – Diluted	82,018	82,448

Anti-dilutive equity awards not included above	535	—

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  As of April 3, 2009 and January 2, 2009, we had book overdraft positions of $3.6 million and $0.4 million, respectively, related to some of our disbursement accounts.  These overdrafts primarily consisted of outstanding checks that had not cleared the bank accounts at the end of the reporting period.  We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.  Restricted cash was included in other current assets because it was not material.

At April 3, 2009 and January 2, 2009, cash and cash equivalents included $70.7 million and $95.3 million, respectively, of cash and cash equivalents held by our consolidated joint ventures.

Accounts Receivable and Costs and Accrued Earnings in Excess of Billings on Contracts

Costs and accrued earnings in excess of billings on contracts in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  As of April 3, 2009 and January 2, 2009, costs and accrued earnings in excess of billings on contracts were $1.02 billion and $1.08 billion, respectively.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts between U.S. federal government and other customers as of April 3, 2009 and January 2, 2009.

	As of
(In millions)	April 3, 2009	January 2, 2009
Accounts receivable:
U.S. federal government	$339.4	$294.5
Others	732.0	767.7
Total accounts receivable	$1,071.4	$1,062.2
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$447.3	$471.4
Others	573.6	607.6
Total costs and accrued earnings in excess of billings on contracts	$1,020.9	$1,079.0

Goodwill

During the three months ended April 3, 2009, no events or changes in circumstances occurred that would indicate an impairment of goodwill.

Billings in Excess of Costs and Accrued Earnings on Contracts

Billings in excess of costs and accrued earnings on contracts in the accompanying Condensed Consolidated Balance Sheets consist of cash collected from clients and billings to clients on contracts in advance of work performed; advance payments negotiated as a contract condition; estimated losses on uncompleted contracts; normal profit liabilities; project-related legal liabilities; and other project-related reserves.  The majority of the unearned project-related costs will generally be earned over the next twelve months.

We record provisions for estimated losses on uncompleted contracts in the period in which such losses become known.  The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated.  These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. or other government contracts and contract closeout settlements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	As of
(In millions)	April 3, 2009	January 2, 2009
Billings in excess of costs	$173.4	$182.6
Advance payments negotiated as a contract condition	25.0	30.4
Estimated losses on uncompleted contracts	24.6	21.0
Normal profit liability	10.1	11.1
Project-related legal liabilities and other project-related reserves	4.2	4.0
Other	5.6	5.1
Total	$242.9	$254.2

Adopted and Other Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Four FSPs on this statement were subsequently issued.  FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or SFAS No. 141(R), “Business Combinations (Revised 2007)” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP became effective for us at the beginning of our fiscal year 2009.  FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” issued on October 10, 2008, clarified the application of SFAS 157 for financial assets when the market for that asset is not active.  This FSP was effective upon issuance.  FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”) issued on April 9, 2009, will be effective for us at the beginning of our next fiscal quarter, which will end on July 3, 2009.  This FSP provides additional guidance on (i) determining when the volume and level of activity for the asset or liability has significantly decreased, (ii) identifying circumstances in which a transaction is not orderly, and (iii) understanding the fair value measurement implications of both (i) and (ii).

Our adoption of SFAS 157 on December 29, 2007, which was limited to financial assets and liabilities, and our adoption of FSP 157-2 on January 3, 2009, which was for the non-financial assets and non-financial liabilities, did not have a material impact on our condensed consolidated financial statements.  We believe that FSP 157-4 will not have a material impact on our condensed consolidated financial statements when it becomes effective for us at the beginning of our next fiscal quarter, which will end on July 3, 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In December 2007, the FASB ratified a consensus reached by the EITF on Issue 07-1, "Accounting for Collaborative Arrangements" (“EITF 07-1”).  A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity between two or more parties who are both (i) active participants in the activity and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.  The FASB and the EITF concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on a gross or a net basis in accordance with the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature, by analogy to other authoritative literature, or by a consistently applied accounting policy election.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  This EITF requires retrospective application to all periods presented for all collaborative arrangements existing as of the effective date.  EITF 07-1 became effective for us at the beginning of our 2009 fiscal year.  Our adoption of this standard did not have a material impact on our condensed consolidated financial statements since we determine our arrangements at inception as either an at-risk relationship or an agency relationship and record their activities on a gross or net basis, respectively, as required by EITF 99-19.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement” (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests were previously described as minority interests in our condensed consolidated financial statements.  SFAS 160 requires that (i) noncontrolling interests in the condensed consolidated financial statements be reclassified as equity and be presented as a separate line item under stockholders’ equity, (ii) consolidated net income be adjusted to separately state the net income attributed to the noncontrolling interests, and (iii) consolidated comprehensive income be adjusted to separately state the comprehensive income attributed to noncontrolling interests.  In addition, the presentation of net income and amounts attributable to noncontrolling interests in our Condensed Consolidated Statements of Cash Flows was revised to reflect the impact of SFAS 160.  SFAS 160 requires prospective application, except that the presentation and disclosure of noncontrolling interests is to be retrospectively applied for all periods presented.  SFAS 160 became effective for us at the beginning of our fiscal year 2009.  We have presented noncontrolling interests where appropriate throughout our condensed consolidated financial statements included in this report.

In December 2007, the FASB issued SFAS 141(R), which replaced SFAS 141.  This statement establishes principles and requirements for how the acquirer of a business recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  With limited exceptions, assets and liabilities are to be measured and recorded at their acquisition-date fair value.  This statement requires the expensing of acquisition-related costs as incurred, provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information is required to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires pre-acquisition tax exposures and any subsequent changes to tax exposures to be recorded as adjustments to our income statement instead of as adjustments to goodwill on our balance sheet.  On April 1, 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“SFAS 141(R)-1”), which revised the initial SFAS 141(R) requirements regarding contingent assets and contingent liabilities in a business acquisition.  The revised rules require companies to either (i) recognize the assets and liabilities at fair values at the acquisition date if their fair values can be determined, or (ii) recognize the assets and liabilities at their estimated amounts at the acquisition date if their fair values cannot be determined, but it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated.  SFAS 141(R)-1 also eliminates the original requirement of disclosing the range of expected outcomes for a recognized contingency in the footnotes to the financial statements.  We adopted the provisions of SFAS 141(R) and SFAS 141(R)-1 as of the beginning of our 2009 fiscal year; the adoption did not have a material impact on our financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring enhanced disclosures to improve the transparency of financial reporting about an entity’s derivative and hedging activities in both annual and interim financial statements.  SFAS 161 requires disclosures to provide additional information on how and why derivative instruments are used.  This statement became effective for us at the beginning of our 2009 fiscal year and applies to our interim and fiscal year financial statements.  The adoption of SFAS 161 did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts.  The statement became effective for us at the beginning of our 2009 fiscal year.  The adoption of this statement did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1.  This FSP states that share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting is a participating security and should be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  This FSP became effective for us at the beginning of our 2009 fiscal year.  Prior to November 2008, our stock award agreements provided nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, are participating securities as defined in this FSP.  In November 2008, we revised our stock award agreements for future grants so that unvested shares are non-participating securities.  As of our quarter ended April 3, 2009, grants issued prior to November 2008 were amended to be non-participating securities until vested.  As a result, the effect of this FSP on our first quarter and future EPS was not and will not be material.  However, since the FSP requires retrospective application, our EPS for the quarter ended March 28, 2008 has been modified to reflect the impact of the adoption of this FSP, which was to reduce our basic and diluted EPS by one cent from $0.60 to $0.59.

In November 2008, the FASB ratified a consensus reached by the EITF on Issue 08-6, “Equity Method Investment Accounting Considerations.”  This issue clarifies the accounting for some transactions and impairment considerations involving all investments accounted for under the equity method.  Guidance is provided regarding (i) how the initial carrying value of an equity investment should be determined, (ii) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, (iii) how an equity-method investee's issuance of shares should be accounted for and, (iv) how to account for a change in an investment from the equity method to the cost method.  This EITF became effective for us at the beginning of our 2009 fiscal year and did not have a material impact on our condensed consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide more transparency about the assets in defined benefit pension and other postretirement plans.  The new disclosures are designed to provide additional insight into (i) how investment decisions are made, including factors necessary to understanding investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in SFAS 157) on changes in plan assets for the period, and (v) significant concentrations of risk within plan assets.  This FSP became effective for us at the beginning of our 2009 fiscal year for our next annual disclosure and did not have a material impact on our condensed consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 2.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

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

For further discussion regarding the nature of the risks associated with our participation in such joint ventures, see Note 8, “Commitments and Contingencies.”

Consolidated Ventures

We are a 60% owner and the primary beneficiary of Advatech, LLC. (“Advatech”), which provides design, engineering, construction and construction management services to its customers relating to specific technology involving wet flue gas desulfurization processes.  We have not guaranteed any debt on behalf of Advatech; however, one of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations.  Advatech’s total revenues were $64.6 million and $73.3 million for the three months ended April 3, 2009 and March 28, 2008, respectively.

Advatech generally enters into target-price contracts.  The consolidated liabilities of Advatech represent obligations to fulfill contract requirements.  The maximum risk associated with Advatech’s contracts is a combination of the remaining estimated costs, projected cost overruns or other penalties.  The following table represents the total assets, liabilities and owners’ equity of Advatech.

(In thousands)	April 3, 2009	January 2, 2009
Cash and cash equivalents	$24,901	$23,696
Net accounts receivable	54,909	58,838
Other current assets	—	199
Non-current assets	—	3
Total assets	$79,810	$82,736

Accounts and subcontractors payable	$41,374	$39,801
Billings in excess of costs and accrued earnings	10,533	17,515
Accrued expenses and other	173	—
Non-current liabilities	—	349
Total liabilities	52,080	57,665

Total owners’ equity	27,730	25,071
Total liabilities and owners’ equity	$79,810	$82,736

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We also formed a joint venture for the purpose of constructing a cement plant in Missouri.  We have a 55% interest in and are the primary beneficiary of this joint venture.  As of April 3, 2009, this project was substantially complete.  The joint venture’s total revenues were $135.9 million and $94.7 million for the three months ended April 3, 2009 and March 28, 2008, respectively.  The following table represents the total assets, liabilities and owners’ equity of the consolidated joint venture described above.

(In thousands)	April 3, 2009	January 2, 2009
Cash and cash equivalents	$14,449	$46,607
Net accounts receivable	77,783	85,285
Total assets	$92,232	$131,892

Accounts and subcontractors payable	$84,465	$121,158
Accrued expenses and other	1,310	1,179
Total liabilities	85,775	122,337

Total owners’ equity	6,457	9,555
Total liabilities and owners’ equity	$92,232	$131,892

For the three months ended April 3, 2009 and March 28, 2008, there were no material changes in our ownership interests in our consolidated joint ventures.  In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Unconsolidated Joint Ventures

We participate in unconsolidated joint ventures in which we do not hold a controlling interest and are not a primary beneficiary, but do exercise significant influence.

Our unconsolidated construction joint ventures are generally controlled by the joint venture partners.  The joint venture agreements typically limit our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.  Although the joint venture’s contract with project owners typically requires joint and several liabilities, our agreements with our joint venture partners may provide that each partner will assume, recognize and pay its full proportionate share of any losses resulting from a project.  We have no significant commitments beyond completion of the contract.

We also participate in other unconsolidated joint ventures not related to construction projects.  The most significant of these investments is a 50% interest in an incorporated mining joint venture in Germany – MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants.  On February 25, 2009, we entered into a definitive agreement to sell our equity investment in MIBRAG.  This transaction is expected to close in the second quarter of 2009, subject to the customary closing conditions.  Upon the sale of MIBRAG, we will reassess the carrying value of the remaining reporting unit including goodwill.

We account for joint ventures, in which we have determined that we do not hold a controlling interest but do exercise significant influence, using the equity method of accounting.  Under the equity method, we recognize our proportionate share of the net earnings of the joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our Condensed Consolidated Statement of Operations and Comprehensive Income.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, on a combined 100% basis for our unconsolidated joint ventures:

(In thousands)	MIBRAG Mining Venture	Other Unconsolidated Joint Ventures (1)
April 3, 2009
Current assets	$228,068	$579,330
Noncurrent assets	$995,007	$16,943
Current liabilities	$95,838	$461,162
Noncurrent liabilities	$749,626	$3,650

January 2, 2009
Current assets	$173,270	$587,502
Noncurrent assets	$1,048,991	$15,097
Current liabilities	$82,100	$444,845
Noncurrent liabilities	$782,008	$4,348

Three months ended April 3, 2009
Revenues	$134,177	$562,045
Cost of revenues	(103,485)	(492,223)
Income from continuing operations before tax	$30,692	$69,822
Net income	$30,332	$67,563

Three months ended March 28, 2008
Revenues	$129,864	$451,555
Cost of revenues	(110,822)	(400,667)
Income from continuing operations before tax	$19,042	$50,888
Net income	$18,033	$50,888

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions; therefore, income tax expenses related to our unconsolidated U.S. joint ventures for the three months ended April 3, 2009 and March 28, 2008 were not material.  For the three months ended April 3, 2009, income tax expenses on our other unconsolidated joint ventures was $2.3 million, and was related to a foreign unconsolidated joint venture in which we began participation in December 2008.

For the three months ended March 28, 2008, we received $2.4 million of distributions from our MIBRAG mining venture.  There was no distribution from MIBRAG for the three months ended April 3, 2009.  We also received $22.9 million and $26.2 million, respectively, of distributions from other unconsolidated joint ventures for the three months ended April 3, 2009 and March 28, 2008.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 3.  PROPERTY, EQUIPMENT, AND INTANGIBLE ASSETS

Property and Equipment

Our property and equipment consisted of the following:

(In thousands)	April 3, 2009	January 2, 2009
Equipment and internal-use software	$367,085	$365,855
Construction and mining equipment	184,056	180,268
Furniture and fixtures	54,516	54,214
Leasehold improvements	64,530	63,267
Construction in progress	2,471	3,564
Land and improvements	584	584
	673,242	667,752
Accumulated depreciation and amortization	(339,425)	(320,676)
Property and equipment at cost, net	$333,817	$347,076

Depreciation expense related to property and equipment was $22.7 million and $20.1 million for the three months ended April 3, 2009 and March 28, 2008, respectively.

Intangible Assets

Amortization expense related to intangible assets was $13.2 million and $13.4 million for the three months ended April 3, 2009 and March 28, 2008, respectively.

NOTE 4.  INDEBTEDNESS

Indebtedness consisted of the following:

(In thousands)	April 3, 2009	January 2, 2009
Bank term loans, net of debt issuance costs	$1,060,505	$1,059,377
Obligations under capital leases	15,124	14,785
Notes payable, foreign credit lines and other indebtedness	31,152	33,872
Total indebtedness	1,106,781	1,108,034
Less:
Current portion of long-term debt	17,140	16,506
Long-term debt	$1,089,641	$1,091,528

2007 Credit Facility

As of both April 3, 2009 and January 2, 2009, the outstanding balance of term loan A was $842.8 million at interest rates of 2.43% and 2.69%, respectively.  As of both April 3, 2009 and January 2, 2009, the outstanding balance of term loan B was $232.2 million at interest rates of 3.43% and 3.69%, respectively.

Under our Senior Secured Credit Facility (“2007 Credit Facility”), we are subject to two financial covenants: 1) a maximum consolidated leverage ratio, which is calculated by dividing consolidated total debt by consolidated EBITDA, as defined below, and 2) a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA.  Both calculations are based on the financial data of the most recent four fiscal quarters.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the Washington Group International, Inc. (“WGI”) acquisition in 2007.  As of April 3, 2009, our consolidated leverage ratio was 1.6, which did not exceed the maximum consolidated leverage ratio of 2.75, and our consolidated interest coverage ratio was 9.5, which met the minimum consolidated interest coverage ratio of 4.5.  We were in compliance with the covenants of our 2007 Credit Facility as of April 3, 2009.

Revolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of April 3, 2009 and January 2, 2009.  As of April 3, 2009, we had issued $216.0 million of letters of credit leaving $484.0 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of April 3, 2009, we would remain in compliance with the covenants of our 2007 Credit Facility.

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Three Months Ended April 3, 2009	Year Ended January 2, 2009
Effective average interest rates paid on the revolving line of credit	3.2%	5.6%
Average daily revolving line of credit balances	$—	$0.2
Maximum amounts outstanding at any one point in time	$0.3	$7.7

10BOther Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of April 3, 2009 and January 2, 2009, we had outstanding amounts of $31.2 million and $33.9 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes were approximately 5.6% and 5.7% as of April 3, 2009 and January 2, 2009, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of April 3, 2009 and January 2, 2009, we had $13.4 million and $13.3 million in lines of credit available under these facilities, respectively, with no amount outstanding.

Capital Leases.  As of April 3, 2009 and January 2, 2009, we had approximately $15.1 million and $14.8 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Fair Values of Debt Instruments and Derivative Instruments

2007 Credit Facility

As of April 3, 2009 and January 2, 2009, the estimated current market value of term loans A and B, net of debt issuance costs, was approximately $81.8 million and $104.4 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input as of April 3, 2009 and multiplying it by the outstanding balance of our term loans as of April 3, 2009.  The decline in the fair value of our loans is primarily due to the turmoil in the financial markets and market rates that are higher, as of April 3, 2009, than the rates we pay on our term loans.

Interest Rate Swaps

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million.  As of April 3, 2009 and January 2, 2009, the fair values of our swap liabilities were $13.6 million and $15.7 million, respectively.  The short-term portion of the swap liabilities was recorded in “Accrued expenses and other” and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to the fair values of the swap liabilities were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps are an effective hedge.

Foreign Currency Contract

On March 4, 2009, we entered into a foreign currency forward contract with a notional amount of €196.0 million (equivalent to U.S. $246.1 million per the contract) with a maturity window from April 15, 2009 to July 31, 2009.  The primary objective of the contract is to manage our exposure of foreign currency transaction risk related to the Euro proceeds we expect to receive from the sale of our equity investment in MIBRAG, which is expected to close in the second quarter of 2009, subject to the customary closing conditions.

We designated €128.0 million (equivalent to U.S. $160.7 million per the contract) of the contract as a hedge of our net investment in MIBRAG.  This part of the foreign currency forward contract is an effective hedge and, as such, the gains or losses relating to this hedge are reflected in “Accumulated other comprehensive loss” on our Condensed Consolidated Balance Sheet.  Gains or losses on the portion of the contract that was not designated as a hedge are reflected as “Other expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

As of April 3, 2009, the fair value of our foreign currency forward contract was a liability of $17.9 million.  This liability was recorded in “Accrued expenses and other” on our Condensed Consolidated Balance Sheet.  We recorded an unrealized loss of $11.7 million related to the change in fair value of the effective hedge in “Accumulated other comprehensive loss” and an unrealized loss of $6.2 million related to the change in fair value of the unhedged portion of the contract in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended April 3, 2009.

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

Valuation

Our derivative instruments, which consist of our interest rate swaps and foreign currency contract, were carried at fair value as of April 3, 2009, as presented in the following table:

		Fair Value Measurement as of April 3, 2009
(In millions)	Total Carrying Value as of April 3, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$13.6	$—	$13.6	$—
Foreign currency contract	17.9	—	17.9	—

Our derivative instruments are used as risk management tools and are not used for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data, including spot and forward rates, as of April 3, 2009 and for the duration of each derivative’s terms.

NOTE 5.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Domestic Pension and Supplemental Executive Retirement Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to the domestic pension and supplemental executive retirement plans for the three months ended April 3, 2009 and March 28, 2008 were as follows:

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Service cost	$1,660	$1,684
Interest cost	4,605	4,500
Expected return on plan assets	(3,745)	(3,914)
Amortization of:
Prior service costs	(796)	(518)
Net loss	246	12
Net periodic pension cost	$1,970	$1,764

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

During the three months ended April 3, 2009, we made cash contributions of $1.1 million to the pension plans.  We currently expect to make additional cash contributions of approximately $12.3 million for the remainder of 2009.

Final Salary Pension Fund

As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Fund (“Final Salary Pension Fund”) in the United Kingdom.  The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses.  The components of our net periodic pension costs relating to this plan for the three months ended April 3, 2009 and March 28, 2008 were as follows:

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Interest cost	$173	$310
Expected return on plan assets	(101)	(130)
Amortization of:
Net loss	—	51
Net periodic pension cost (1)	$72	$231

(1)	We used the current rate method in translating our net periodic pension costs to the U.S. dollar.

During the three months ended April 3, 2009, we made cash contributions of $0.3 million to the Final Salary Pension Fund.  We currently expect to make additional cash contributions during 2009 of approximately $0.8 million.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans).  Post-retirement benefit plans provide medical and life insurance benefits to employees that meet eligibility requirements.  All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.

The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three months ended April 3, 2009 and March 28, 2008 were as follows:

	Three Months Ended
(In thousands)	April 3, 2009	March 28, 2008
Service cost	$16	$17
Interest cost	637	647
Expected return on plan assets	(53)	(74)
Amortization of:
Net gain	(36)	(57)
Net periodic benefit cost	$564	$533

During the three months ended April 3, 2009, we did not make any cash contributions to the post-retirement benefit plans, nor do we currently expect to make any additional cash contributions in 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 6.  STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

Equity Incentive Plans

As of April 3, 2009, we had approximately 4.7 million shares in reserve and had issued or issuable restricted stock awards and units of approximately 0.3 million shares under the 2008 Equity Incentive Plan.  Although the 1991 Equity Incentive Plan and the 1999 Equity Incentive Plan (“1999 Plan”) are inactive, as of April 3, 2009, there were still approximately 1.2 million shares outstanding under these plans, which are issuable into common stock upon vesting of restricted stock units or the exercise of stock options.

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Costs of revenue” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents our stock-based compensation expenses related to restricted stock awards and units, employee stock purchase plan and the related income tax benefits recognized, for the three months ended April 3, 2009 and March 28, 2008.

	Three Months Ended
(In millions)	April 3, 2009	March 28, 2008
Stock-based compensation expenses:
Restricted stock awards and units	$7.9	$6.6
Employee stock purchase plan	0.7	—
Stock-based compensation expenses	$8.6	$6.6

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$3.3	$2.6

Employee Stock Purchase Plan

Our 2008 Employee Stock Purchase Plan allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 10% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods.  The offering periods commence on January 1 and July 1 of each year.

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over the applicable vesting periods that range from three to four years.  Vesting of some awards is subject to both service requirements and performance conditions.  The restricted stock awards and units with a performance condition will vest upon achieving an annual net income target, established in the first quarter of the fiscal year preceding such vesting date.  Pursuant to SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), the performance awards are measured based on the stock price on the date that all the key terms and conditions related to the award are known and are expensed over their respective vesting periods.  Restricted stock awards and restricted stock units that are subject only to service requirements are expensed on a straight-line basis over their respective vesting periods.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

As of April 3, 2009, we had estimated unrecognized stock-based compensation expense of $72.3 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.2 years.  The following table summarizes the total fair values of vested shares, according to their contractual terms, and the grant date fair values of restricted stock awards and units granted during the three months ended April 3, 2009 and March 28, 2008:

(In millions)	April 3, 2009	March 28, 2008
Fair values of shares vested	$12.2	$6.9
Grant date fair values of restricted stock awards and units granted	$0.6	$37.3

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of April 3, 2009 and for the three months ended April 3, 2009 is presented below:

	Three Months Ended April 3, 2009
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 2, 2009	2,488,531	$40.37
Granted	13,706	$40.67
Vested	(315,369)	$38.78
Forfeited	(80,501)	$41.71
Nonvested at April 3, 2009	2,106,367	$40.56

Stock Options

We have not granted any stock options since September 2005.  A summary of the status of, and changes in, stock options granted under our 1991 Stock Incentive Plan and 1999 Plan, as of April 3, 2009 and for the three months ended April 3, 2009, according to their contractual terms, which provide for expiration of the options in ten years from the date of grant, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2009	1,034,604	$22.77	4.31	$19.3
Exercised	(38,845)	$21.48
Forfeited/expired/cancelled	(2,500)	$19.84
Outstanding and exercisable at April 3, 2009	993,259	$22.83	4.12	$20.2

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $43.14 as of April 3, 2009, which would have been received by the option holders had all option holders exercised their options on that date.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

For the three months ended April 3, 2009 and March 28, 2008, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $0.7 million and $0.5 million, respectively.  All of our stock option awards were fully vested in 2008 and, at April 3, 2009, there was no remaining unrecognized stock-based compensation expense related to nonvested stock option awards.  The total fair value of stock options vested during the three months ended March 28, 2008 was $0.1 million.

Stock Repurchase Program

During the three months ended April 3, 2009, we repurchased an aggregate of 0.6 million shares of our common stock at an average price of $37.57 per common share for approximately $24.0 million.  This repurchase was permitted under our 2007 Credit Facility as amended on June 19, 2008.

NOTE 7.  SEGMENT AND RELATED INFORMATION

We operate our business through three segments: the URS Division, the EG&G Division and the Washington Division.  The URS Division provides a comprehensive range of professional program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private industry clients in the U.S. and internationally.  The EG&G Division provides services to various U.S. federal government agencies, primarily the Department of Defense (“DOD”), National Aeronautics and Space Administration, and Department of Homeland Security.  These services include program management, planning, design and engineering, systems engineering and technical assistance, operations and maintenance, and decommissioning and closure.  The Washington Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private industry clients in the U.S. and internationally.

These three segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended January 2, 2009.  The information disclosed in our condensed consolidated financial statements is based on the three segments that comprise our current organizational structure.

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

	Three Months Ended
(In millions)	April 3, 2009	March 28, 2008
Revenues
URS Division	$831.6	$819.2
EG&G Division	634.4	549.2
Washington Division	1,073.3	901.6
Inter-segment, eliminations and other	(18.7)	(11.0)
Total revenues	$2,520.6	$2,259.0
Equity in income of unconsolidated joint ventures
URS Division	$2.6	$1.9
EG&G Division	1.9	1.7
Washington Division	35.5	26.1
Total equity in income of unconsolidated joint ventures	$40.0	$29.7
Contribution (1)
URS Division	$65.4	$58.6
EG&G Division	36.4	27.2
Washington Division	71.0	43.2
General and administrative expenses (2)	(23.4)	(20.4)
Corporate interest expense	(13.8)	(24.4)
Total contribution	$135.6	$84.2
Operating income
URS Division	$63.5	$57.3
EG&G Division	35.9	26.5
Washington Division	81.8	48.2
General and administrative expenses (2)	(18.1)	(16.2)
Total operating income	$163.1	$115.8
Depreciation and amortization
URS Division	$8.5	$9.0
EG&G Division	5.7	5.6
Washington Division	19.9	18.6
Corporate and other	1.8	0.3
Total depreciation and amortization	$35.9	$33.5

(1)
We define segment contribution as total segment operating income minus interest expense and noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses.  Segment operating income represents net income before reductions for income taxes, noncontrolling interests and interest expense.

(2)	General and administrative expenses represent expenses related to corporate functions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A reconciliation of segment contribution to segment operating income for the three months ended April 3, 2009 and March 28, 2008 is as follows:

	Three Months Ended April 3, 2009
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$65.4	$36.4	$71.0	$(23.4)	$(13.8)	$—	$135.6
Noncontrolling interests	0.6	—	12.3	—	—	—	12.9
SFAS 123(R) expenses	(3.0)	(0.5)	(1.7)	5.2	—	—	—
Other miscellaneous unallocated expenses	0.5	—	0.2	0.1	13.8	—	14.6
Operating income (loss)	$63.5	$35.9	$81.8	$(18.1)	$—	$—	$163.1

	Three Months Ended March 28, 2008
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$58.6	$27.2	$43.2	$(20.4)	$(24.4)	$—	$84.2
Noncontrolling interests	0.2	—	5.7	—	—	—	5.9
SFAS 123(R) expenses	(2.4)	(0.8)	(1.1)	4.3	—	—	—
Other miscellaneous unallocated expenses	0.9	0.1	0.4	(0.1)	24.4	—	25.7
Operating income (loss)	$57.3	$26.5	$48.2	$(16.2)	$—	$—	$115.8

Total assets by segments are as follows:

(In millions)	April 3, 2009	January 2, 2009
URS Division	$1,738.4	$1,615.3
EG&G Division	1,470.6	1,487.6
Washington Division	3,477.0	3,596.9
Corporate	5,201.9	5,059.3
Eliminations	(4,766.7)	(4,757.9)
Total assets	$7,121.2	$7,001.2

Total investments in and advances to unconsolidated joint ventures are as follows:

(In millions)	April 3, 2009	January 2, 2009
URS Division	$1.9	$1.2
EG&G Division	5.2	6.1
Washington Division	257.6	253.0
Corporate	4,775.9	4,767.2
Eliminations	(4,766.7)	(4,757.9)
Total investments in and advances to unconsolidated joint ventures	$273.9	$269.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation, by geographic areas are shown below.

	Three Months Ended
(In millions)	April 3, 2009	March 28, 2008
Revenues
United States	$2,320.7	$2,040.9
International	203.2	222.8
Eliminations	(3.3)	(4.7)
Total revenues	$2,520.6	$2,259.0

No individual foreign country contributed more than 10% of our consolidated revenues for the three months ended April 3, 2009 and March 28, 2008.

(In millions)	April 3, 2009	January 2, 2009
Property and equipment at cost, net
United States	$245.2	$257.1
International:
Bolivia	43.5	45.5
Other foreign countries	45.1	44.5
Total international	88.6	90.0
Total property and equipment at cost, net	$333.8	$347.1

There are no material concentrations in any individual foreign country, except for those shown in the above table, of our net property and equipment at cost.

Major Customers

Our largest clients are from our federal market sector (38% of our consolidated revenues for the three months ended April 3, 2009).  We have multiple contracts with the U.S. Army, our largest customer, who contributed 16% of our consolidated revenues for the quarter ended April 3, 2009.  The loss of the federal government or the U.S. Army, as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 38% of our consolidated revenues.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Our revenues from the U.S. Army for the three months ended April 3, 2009 and March 28, 2008 are presented below:

	Three Months Ended
(In millions)	April 3, 2009	March 28, 2008
The U.S. Army (1)
URS Division	$33.8	$28.1
EG&G Division	354.0	346.2
Washington Division	21.7	25.0
Total U.S. Army	$409.5	$399.3

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas.  The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable.  In March 2005, the Ministry filed a motion to dismiss, which the District Court initially denied, and which was re-affirmed in July 2008 after extensive discovery proceedings.  The Ministry appealed the District Court’s motion to dismiss to the United States Court of Appeals for the Fifth District on August 19, 2008.

LSI will continue to seek collection of the account receivable and the $5.6 million performance bond due from the Ministry and related damages, and defend itself vigorously against the remaining claims raised by the landlords and Zakat; however, we cannot provide assurance that LSI will be successful in these efforts.  The potential loss on the claims against LSI may exceed $3.4 million; however, the resolution of these matters cannot be determined at this time.

•
Lebanon:  Our 1999 acquisition of Dames and Moore Group, Inc. included the acquisition of a wholly owned subsidiary, Radian International, LLC (“Radian”).  Prior to the acquisition, Radian entered into a contract with the Lebanese Company for the Development and Reconstruction of Beirut Central District, S.A.L (“Solidere”).  Under the contract, Radian was to provide environmental remediation services at the Normandy Landfill site located in Beirut, Lebanon.  Radian subcontracted a portion of these services to Mouawad – Edde SARL (“Mouawad – Edde”).  Radian, Solidere and Mouawad Edde asserted various claims related to the project.  Radian settled the Solidere claims in June 2008 and the Mouawad Edde claims in August 2008.  Portions of the Solidere settlement were paid by Zurich Insurance Company, as successor in interest to Alpina Insurance Company, American International Specialty Lines Insurance Company and Radian’s other insurers.  Radian is currently in settlement negotiations with its insurers to recover amounts due under applicable insurance policies.  Radian is seeking recovery of approximately $30.0 million.

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

Radian will continue to seek collection of the amounts due under applicable insurance policies and intends to vigorously defend against the remaining claims asserted against it by Saradar; however, we cannot provide assurance that Radian will be successful in these efforts.  The potential losses may exceed $18.0 million; however, the resolution of these matters cannot be determined at this time.

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

One of URS Corporation Southern’s and URS Holdings, Inc.’s excess insurance carriers, Arch Specialty Insurance Company (“Arch”), which was responsible for $15 million in excess coverage, has informed URS Corporation Southern and URS Holdings, Inc. that they believe the initial notice of claim provided by our insurance broker was untimely under the Arch excess policies and is, therefore, contesting $5 million of its coverage.  URS Corporation Southern and URS Holdings, Inc. rejected Arch’s position.  In October 2008, Arch filed a lawsuit in the United States District Court for the Middle District of Florida seeking a declaratory judgment that URS’ claims are not covered by the Arch policies.

URS Corporation Southern and URS Holdings, Inc. intend to defend themselves vigorously against the claims; however, we cannot provide assurance that they will be successful in these efforts.  We have made provisions for the estimated outcome and the potential remaining range of loss is not expected to be material; however, the resolution of these matters cannot be determined at this time.

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

URS Group, Inc. will continue its vigorous attempt to collect the remaining contract cost overruns; however, we cannot provide assurance that URS Group, Inc. will be successful in these efforts, and the resolution of these matters cannot be determined at this time.

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

Twenty-one lawsuits are pending in Minnesota state court against us representing a combined 19 injured people and the estates of three of the individuals who died as a result of the bridge collapse.  Each lawsuit asserts negligence and breach of contract claims in excess of $50,000.

We intend to continue to defend these matters vigorously; however, we cannot provide assurance that we will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

Since May of 2008, various firemen and their spouses have sued URS Corporation – New York and URS Corporation in the New York State Supreme Court for an unspecified amount of damages for personal injury to the firemen occurring during the fire.  These personal injury complaints allege negligence, public and private nuisance, and violations of various local and state public safety codes.

URS Corporation – New York and URS Corporation intend to continue to defend these matters vigorously; however, we cannot provide assurance that we and URS Corporation – New York will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
USAID Egyptian Projects:  In March 2003, WGI, the parent company acquired by us on November 15, 2007, was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI and Contrack International, Inc., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million.  WGI denies any liability in the action and contests the federal government’s damage allegations and its entitlement to any recovery.  All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI filed motions in the Bankruptcy Court in Nevada and in the Idaho District Court to dismiss the federal government’s claim for failure to give appropriate notice or otherwise preserve those claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred in a written order.  The federal government appealed the Bankruptcy Court's order to the United States District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the District Court in Nevada reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  In December 2007, the federal government filed a motion in Bankruptcy Court seeking an order that the Bankruptcy Court abstain from exercising jurisdiction over this matter, which WGI opposed.  On February 15, 2008, the Bankruptcy Court denied the federal government’s motion preventing the Bankruptcy Court from exercising jurisdiction over WGI’s motion that the federal government’s claims in Idaho District Court were barred for failure to give appropriate notice or otherwise preserve those claims.  In November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and may not be further pursued.  WGI’s pending motion in the Bankruptcy Court covers all of the remaining federal government claims alleged in the Idaho action.

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

WGI intends to continue to defend these matters vigorously and to pursue all affirmative claims; however, we cannot provide assurance that WGI will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

Since September 2005, 59 personal injury, property damage and class action lawsuits have been filed in Louisiana State and federal court naming WGI Ohio as a defendant.  Other defendants include the U.S. Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company.  Over 1,450 hurricane-related cases, including the WGI Ohio cases, have been consolidated in the United States District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees.  The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.  The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding.  The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs.  WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina.  WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the federal government and has pursued dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability.

On April 14, 2009, the District Court granted WGI Ohio’s motion for summary judgment to dismiss the lawsuit on the basis that we performed the work adjacent to the Industrial Canal as a contractor for the federal government and are therefore immune from liability, which was appealed by a number of the plaintiffs on April 27, 2009 to the United States Fifth Circuit Court of Appeals.

WGI Ohio intends to continue to defend these matters vigorously; however, we cannot provide assurance that WGI Ohio will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

•
SR-125:  WGI has a 50% interest in a joint venture that is performing a $401 million fixed-price highway and toll road project in California that is essentially complete as of April 3, 2009.  Prior to the acquisition of WGI, WGI recorded significant losses on the project resulting from various developments, including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays.  WGI estimates that, when the project is completed, our equity investment in the joint venture will be approximately $36 million.  It remains possible that the joint venture may incur additional losses and, if the joint venture is unsuccessful in recovering at least a portion of its claims, additional charges will be required.  These matters are among the numerous claims in dispute made by the joint venture against the project owner.  Most of the highway claims are being pursued in the Superior Court of San Diego County, and most of the toll road claims, per the toll road agreement, are being pursued in state arbitration.  If the claims are not resolved through these procedures, the claims will be joined in the existing litigation or arbitration proceedings.

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

The joint venture intends to continue to defend these matters vigorously and will seek to collect all claimed amounts; however, we cannot provide assurance that the joint venture will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
Common Sulfur Project:  One of our wholly owned subsidiaries, WGI – Middle East, Inc., together with a consortium partner, have contracted under a fixed-price arrangement to engineer, procure and construct a sulfur processing facility located in Qatar.  The completed project will treat and distribute sulfur produced by a new liquid natural gas processing facility also under construction.  The project has experienced cost increases and schedule delays.  The contract gives the customer the right to assess liquidated damages of approximately $24 million against the consortium if various phases of the project are not completed by certain dates.  If liquidated damages are assessed, a significant portion may be attributable to WGI – Middle East, Inc.

Only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the three months ended April 3, 2009, charges to income of approximately $2 million have been recorded for this project bringing the cumulative project losses to approximately $47 million as of April 3, 2009.  While the estimated loss has been recognized, the potential range of loss and the resolution of this matter cannot be determined at this time.

The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or litigation matters could have a material adverse effect on us.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Insurance

Generally, our insurance program includes limits totaling $540.0 million per loss and in the aggregate for general liability; $220.0 million per loss and in the aggregate for professional errors and omissions liability; $140.0 million per loss for property; $100.0 million per loss for marine property and liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, property, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain certain exclusions and sublimits that insurance providers may use to deny or restrict coverage.

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

Guarantee Obligations and Commitments

As of April 3, 2009, we had the following guarantee obligations and commitments:

We guaranteed the credit facility of one of our unconsolidated joint ventures, in the event of a default by the joint venture.  This joint venture was formed in the ordinary course of business to perform a contract for the U.S. federal government.  The term of the guarantee was equal to the remaining term of the underlying credit facility.  Performance on this contract has ended and the guarantee was terminated in April 2009.

We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of April 3, 2009.

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

As of April 3, 2009, the amount of the guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $7.6 million.

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

Restructuring Costs

In conjunction with the WGI acquisition in 2007, we accrued anticipated restructuring costs and expect to pay out the remaining liability of $11.1 million within the next nine months.  The restructuring costs relate primarily to costs for severance, associated benefits, outplacement services and excess facilities.  The following table presents a reconciliation of the restructuring reserve balance from January 2, 2009 to April 3, 2009.

(In thousands)	Three Months Ended April 3, 2009
Restructuring reserve at beginning of period	$13,262
Payments	(2,187)
Balance as of April 3, 2009	$11,075

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 9.  INCOME TAXES

We anticipate that cash payments for income taxes for 2009 and later years will be substantially less than income tax expense recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers.  As of April 3, 2009, we have remaining tax deductible goodwill of $486.6 million resulting from WGI’s previous acquisitions prior to our acquisition of WGI; as well as our acquisitions of Dames & Moore, EG&G, Lear Siegler and other, less significant acquisitions.  The amortization of this tax goodwill is deductible over various periods ranging up to 14 years.  The tax deduction for goodwill for 2009 will be $87.0 million.  The amount of the tax deduction for goodwill decreases slightly over the next five years and is substantially lower after six years.

As of April 3, 2009, our federal NOL carryover was approximately $171.0 million; most of the NOL was generated by recently acquired companies (WGI and CRI Resources, Inc. (“CRI”)).  These federal NOL carryovers expire in years 2017 through 2026.  A total of $25.8 million of these NOL carryovers are limited by the earnings of CRI.  We anticipate that the majority of the federal NOL will be used within the next two years based upon our forecast of taxable income.  In addition to the federal NOL, there are state income tax NOL carryovers in various states which would reduce state taxes payable in those states by approximately $38.6 million.  There are also foreign NOL carryovers of approximately $307.1 million, offset by a valuation allowance of $290.1 million.  The remaining $17.0 million of foreign NOL carryovers are in various taxing jurisdictions.  None of these NOL carryovers are individually material and the majority have no expiration date.  Full recovery of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable state or foreign taxing jurisdiction.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 14H62; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009, which was previously filed with the Securities and Exchange Commission (“SEC”).

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

Our cost of revenues is comprised of the compensation we pay to our employees, including fringe benefits; the cost of subcontractors, construction materials and other project-related expenses; as well as administrative, marketing, sales, bid and proposal, rental and other overhead costs.

We report our financial results on a consolidated basis and for our three operating divisions:  the URS Division, the EG&G Division and the Washington Division.

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended April 3, 2009

Consolidated revenues for the first quarter of 2009 were $2.5 billion compared with $2.3 billion during the same period in 2008.  Net income attributable to URS increased 52.8% from $49.4 million during the first quarter of 2008 to $75.5 million for the first quarter of 2009.  During the quarter, we benefited from the timing and recognition of certain project-related fees and overhead cost reductions, as well as accelerated activity on some large projects, which may not be repeated in subsequent quarters.

Cash Flows and Debt

During the three months ended April 3, 2009, we generated $221.3 million in cash from operations.  (See “Condensed Consolidated Statements of Cash Flows” included under Part I – Item 1 of this report.)  Cash flows from operations increased by $238.2 million for the three months ended April 3, 2009 compared with the same period in 2008 due to an increase in operating income and a decrease in income tax payments.  Furthermore, various components of our balance sheet fluctuated due to the timing of payments from clients on accounts receivable, the timing of payroll payments relative to our fiscal quarter ends, and the timing of payments to vendors and subcontractors.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) remained the same at 23% as of both January 2, 2009 and April 3, 2009.

Business Trends

Given the unprecedented turmoil in global financial markets and the current economic volatility, it is difficult to predict the impact of the global recession on our business.  We are continuing to monitor the situation carefully to determine the potential impact on our business during our 2009 fiscal year.  However, the continuing global uncertainty and deteriorating economic conditions may impair our ability to forecast business trends.  Current or deteriorating future conditions could potentially lead to the delay, curtailment or cancellation of proposed and existing projects, thus decreasing the overall demand for our services, adversely impacting our results of operations and weakening our financial condition.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 62.

Power

We expect revenues from our power market sector to decline during the remainder of our 2009 fiscal year, primarily due to the timing of new emissions control projects and the delay in some projects resulting from the economic downturn and falling commodity prices.  The Clean Air Interstate Rule, which mandates a 45% reduction in sulfur dioxide emissions below 2003 levels by 2010 and, at full implementation, a 73% reduction below 2003 levels by 2015, continues to drive long-term demand for the emissions control services we provide.  However, many of our clients are in the final phases of projects that will enable them to meet mandates established by the Rule’s 2010 deadline.  As these projects are completed, we could experience a delay before our clients move forward with additional projects that will allow them to meet the Rule’s 2015 deadline for additional emissions mandates.  In addition, falling oil prices have resulted in the delay of work on power projects associated with the Canadian oil sands market.

At the same time, partially offsetting this expected decline in revenues from emissions control projects, we anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants because these facilities are more efficient and produce fewer emissions than coal-fired power plants.  We also expect continued demand for the services we provide to replace and retrofit nuclear power components at existing nuclear facilities to extend the operational life of these facilities.  In addition, we expect that existing and anticipated contracts relating to the engineering and construction of new nuclear power facilities will provide us with opportunities for increased demand for our services in the future.  Finally, the recent passage of the economic stimulus package in the U.S., the $787 billion American Recovery and Reinvestment Act (the “ARRA”), could result in increased demand for the engineering and construction services we provide in the power market sector.  The ARRA provides increased investment in the nation’s energy transmission and distribution systems, alternative energy power sources and clean-coal technologies.

Infrastructure

Given the need to rebuild and modernize aging infrastructure and the diverse funding sources for infrastructure programs, we expect revenues from our infrastructure market sector to grow in fiscal year 2009.  Although, current economic conditions have, in some cases, led to spending reductions by state governments for key infrastructure programs, which have resulted in the delay, curtailment or cancellation of infrastructure projects, there are a variety of funding mechanisms that support infrastructure programs, including bonds, dedicated tax measures and other alternative funding sources.  These diverse sources of funding could partially mitigate reductions in spending by state governments to close budget gaps that have resulted from the economic downturn and declining tax revenues.  In addition, we expect that the ARRA will lead to increased investment in infrastructure in the U.S., which could increase demand for services we provide.  The ARRA allocates approximately $65 billion in funding for the types of infrastructure programs for which we provide services, including highway, bridge, mass transit, high-speed rail, flood control and other water projects.

Federal

We expect revenues from our federal market sector to grow moderately during fiscal year 2009, based on the diversification of our federal business, sustained demand for outsource services from the Department of Defense (“DOD”) and Department of Energy (“DOE”), and stable funding for the type of work we perform.  The baseline DOD budget for fiscal 2009 contains funding for a broad range of programs for which we provide support, including operations and maintenance, chemical demilitarization, military construction, and the Base Realignment and Closure (“BRAC”) program.  The recently submitted federal budget for 2010 includes a $534 billion baseline DOD budget, a 4% increase from 2009 funding levels, and $130 billion in supplemental funding to support operations in the Middle East.

In addition, funding for the 2009 fiscal year is in place for the three programs that support all of our DOE revenues:  Environmental Management, the National Nuclear Security Administration and the Office of Science.  The  recently enacted ARRA also includes approximately $6 billion in funding to accelerate and expand the DOE’s environmental management and restoration programs.  For 2010, the administration has proposed a DOE budget of approximately $26 billion, which provides sustained funding for the DOE’s environmental and nuclear management programs.

Finally, the ARRA also provides $4.6 billion to the U.S. Army Corps of Engineers for environmental restoration, levee repair and flood protection and $8 billion in funding for the Departments of Defense and Veterans Affairs to develop new medical and housing facilities and upgrade existing complexes.  This funding may generate increased demand for the engineering, environmental and construction services we provide to these agencies.

Industrial and Commercial

Although our first quarter’s results were significantly higher than the same period last year, we expect to experience a decline in revenues from our industrial and commercial market sector for the full 2009 fiscal year.  The economic downturn, tightening credit markets and the decline in commodity prices have resulted in reductions in capital spending for the development of new production facilities, particularly among clients in the oil and gas and manufacturing industries.  As a result, we have experienced and expect to continue to experience delays or cancellations in new capital projects, for which we typically provide engineering and constructions services.  The curtailment of mining activities and, in some cases, mine closures have also resulted in delays or cancellations of projects for mining clients.  In addition, we expect to complete a major construction project for a new cement plant during the 2009 fiscal year.  The high level of construction activity on this project in fiscal year 2008 generated significant revenues; however, as the project was substantially complete as of April 3, 2009, we expect revenues from this project to decline.

At the same time, partially offsetting this anticipated decline, we expect that demand will remain steady for our work in the areas of environmental remediation and compliance, which is driven by regulatory requirements, and other non-discretionary work to upgrade existing facilities to help them meet operational requirements.  Most of this work is conducted through Master Service Agreements (“MSAs”) with large multinational corporations.  In addition, we expect demand for the facilities management and operations and maintenance services we provide at industrial and commercial sites will remain steady in fiscal 2009.  As clients attempt to reduce overhead costs during the economic downturn, they may outsource more non-core activities, which would create additional demand for these services.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues are typically lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours worked on projects and thus lesser revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, flooding, snowstorms or other inclement weather, which may cause some of our offices and projects to temporarily reduce activities.

Other Business Trends

The diversification of our business and changes in the mix and timing of our contracts, which contain various risk and profit profiles, can cause revenues and profit margins to vary between periods.  Revenues and earnings recognition on many contracts are measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

BOOK OF BUSINESS

We determine the value of all contract awards that may potentially be recognized as revenues or equity in income of unconsolidated joint ventures over the life of the contracts.  We categorize the value of our book of business into backlog, option years and indefinite delivery contracts (“IDCs”), based on the nature of the award and its current status.  Starting in the first quarter of 2009, we no longer report designations as part of our book of business.  As we have grown and our business mix has changed, designations have become a less useful tool for analyzing our overall business prospects.  For comparability purposes, we also adjusted our book of business as of January 2, 2009 to exclude designations.

As of April 3, 2009 and January 2, 2009, our total book of business was $31.7 billion and $29.1 billion, respectively.  The net increase of $2.6 billion was primarily due to a new performance-based, cost-plus award-fee contract awarded to us by the DOE in December 2008.  This contract to provide liquid waste management services has a potential maximum value of approximately $3.3 billion over a six-year base performance period and includes an additional two-year extension option.  We included approximately $2.5 billion and $0.8 billion in our backlog and option years, respectively, in our book of business as of April 3, 2009.

Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues or equity income of unconsolidated joint ventures when future services are performed.

Option Years.  Our option years represent the monetary value of option periods under existing contracts in backlog, which are exercisable at the option of our clients without requiring us to go through an additional competitive bidding process and would be canceled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Options years are in addition to the “base periods” of these contracts. Base periods for these contracts can vary from one to five years.

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

While the value of our book of business is a predictor of future revenues and equity in income of unconsolidated joint ventures, we have no assurance, nor can we provide assurance, that we will ultimately realize the maximum potential values for backlog, option years or IDCs.  Based on our historical experience, our backlog has the highest likelihood of being converted into revenues or equity in income of unconsolidated joint ventures because it is based upon signed and executable contracts with our clients.  Option years are not as certain as backlog because our clients may decide not to exercise one or more option years.  Because we do not perform work under IDCs until specific task orders are issued, the value of our IDCs are not as likely to convert into revenues or equity in income of unconsolidated joint ventures as other categories of our book of business.

The following tables summarize our book of business:

	As of
(In billions)	April 3, 2009	January 2, 2009
Backlog:
Power	$1.8	$1.8
Infrastructure	2.4	2.3
Industrial and commercial	2.5	2.9
Federal	12.9	10.2
Total backlog	$19.6	$17.2

(In billions)	URS Division	EG&G Division	Washington Division	Total
As of April 3, 2009
Backlog	$2.9	$7.7	$9.0	$19.6
Option years	0.4	2.2	2.3	4.9
Indefinite delivery contracts	4.0	2.0	1.2	7.2
Total book of business	$7.3	$11.9	$12.5	$31.7

As of January 2, 2009
Backlog	$2.8	$7.7	$6.7	$17.2
Option years	0.5	2.2	1.6	4.3
Indefinite delivery contracts	4.0	2.1	1.5	7.6
Total book of business (1)	$7.3	$12.0	$9.8	$29.1

(1)	We adjusted our book of business as of January 2, 2009 to exclude designations as we no longer report designations within our book of business starting in the first quarter of 2009.

RESULTS OF OPERATIONS

The Three Months Ended April 3, 2009 Compared with the Three Months Ended March 28, 2008

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	April 3, 2009	March 28, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$2,520.6	$2,259.0	$261.6	11.6%
Cost of revenues	(2,379.4)	(2,156.7)	222.7	10.3%
General and administrative expenses	(18.1)	(16.2)	1.9	11.7%
Equity in income of unconsolidated joint ventures	40.0	29.7	10.3	34.7%
Operating income	163.1	115.8	47.3	40.8%
Interest expense	(14.7)	(25.6)	(10.9)	(42.6%)
Other expenses	(7.6)	—	7.6	100.0%
Income before income taxes	140.8	90.2	50.6	56.1%
Income tax expense	(57.6)	(37.4)	20.2	54.0%
Net income	83.2	52.8	30.4	57.6%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(7.7)	(3.4)	4.3	126.5%
Net income attributable to URS	$75.5	$49.4	$26.1	52.8%

Diluted earnings per share	$.92	$.59	$.33	55.9%

The following table presents our consolidated revenues by market sector and division for the three months ended April 3, 2009 and March 28, 2008.

	Three Months Ended
(In millions, except percentages)	April 3, 2009	March 28, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
URS Division	$47.7	$52.0	$(4.3)	(8.3%)
EG&G Division	—	—	—	—
Washington Division	381.0	348.7	32.3	9.3%
Power Total	428.7	400.7	28.0	7.0%
Infrastructure sector
URS Division	370.0	339.5	30.5	9.0%
EG&G Division	—	—	—	—
Washington Division	77.6	83.5	(5.9)	(7.1%)
Infrastructure Total	447.6	423.0	24.6	5.8%
Federal sector
URS Division	164.0	157.4	6.6	4.2%
EG&G Division	633.6	548.7	84.9	15.5%
Washington Division	153.6	115.9	37.7	32.5%
Federal Total	951.2	822.0	129.2	15.7%
Industrial and Commercial sector
URS Division	234.2	269.4	(35.2)	(13.1%)
EG&G Division	—	—	—	—
Washington Division	458.9	343.9	115.0	33.4%
Industrial and Commercial Total	693.1	613.3	79.8	13.0%
Total revenues, net of eliminations	$2,520.6	$2,259.0	$261.6	11.6%

Reporting Segments

Three Months Ended April 3, 2009 Compared with Three Months Ended March 28, 2008

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income (Loss)

Three months ended April 3, 2009
URS Division	$831.6	$(770.7)	$—	$2.6	$63.5
EG&G Division	634.4	(600.4)	—	1.9	35.9
Washington Division	1,073.3	(1,027.0)	—	35.5	81.8
Eliminations	(18.7)	18.7	—	—	—
Corporate	—	—	(18.1)	—	(18.1)
Total	$2,520.6	$(2,379.4)	$(18.1)	$40.0	$163.1

Three months ended March 28, 2008
URS Division	$819.2	$(763.8)	$—	$1.9	$57.3
EG&G Division	549.2	(524.4)	—	1.7	26.5
Washington Division	901.6	(879.5)	—	26.1	48.2
Eliminations	(11.0)	11.0	—	—	—
Corporate	—	—	(16.2)	—	(16.2)
Total	$2,259.0	$(2,156.7)	$(16.2)	$29.7	$115.8

Increase (decrease) for the three months ended April 3, 2009 and March 28, 2008
URS Division	$12.4	$6.9	$—	$0.7	$6.2
EG&G Division	85.2	76.0	—	0.2	9.4
Washington Division	171.7	147.5	—	9.4	33.6
Eliminations	(7.7)	(7.7)	—	—	—
Corporate	—	—	1.9	—	(1.9)
Total	$261.6	$222.7	$1.9	$10.3	$47.3

Percentage increase (decrease) for the three months ended April 3, 2009 and March 28, 2008
URS Division	1.5%	0.9%	—	36.8%	10.8%
EG&G Division	15.5%	14.5%	—	11.8%	35.5%
Washington Division	19.0%	16.8%	—	36.0%	69.7%
Eliminations	70.0%	70.0%	—	—	—
Corporate	—	—	11.7%	—	11.7%
Total	11.6%	10.3%	11.7%	34.7%	40.8%

Revenues

Our consolidated revenues for the three months ended April 3, 2009 were $2.5 billion, an increase of $261.6 million or 11.6% compared with the three months ended March 28, 2008.  The URS Division’s revenues for the three months ended April 3, 2009 were $0.8 billion, an increase of $12.4 million or 1.5% (prior to elimination of interdivisional transactions) compared with the three months ended March 28, 2008.  The EG&G Division’s revenues for the three months ended April 3, 2009 were $0.6 billion, an increase of $85.2 million or 15.5% (prior to elimination of interdivisional transactions) compared with the three months ended March 28, 2008. The Washington Division’s revenues for the three months ended April 3, 2009 were $1.1 billion (prior to the elimination of interdivisional transactions) compared with the three months ended March 28, 2008, an increase of $171.7 million or 19.0%.

As discussed below, these increases were the result of increased revenues in each of the market sectors we serve:  power, infrastructure, federal, and industrial and commercial.

Power

Consolidated revenues from our power market sector were $428.7 million, an increase of $28.0 million or 7.0% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  In the first quarter of fiscal 2009, we continued to benefit from strong demand for engineering, procurement and construction services we provide for fossil fuel power projects.  In addition, power sector revenues increased through continued growth in emissions control projects to retrofit coal-fired power plants with clean air technologies that reduce sulfur dioxide, mercury and other emissions.  These technologies help power-generating facilities comply with the Clean Air Interstate Rule and other environmental regulations.  At the same time, we experienced lower activity on assignments to provide engineering and construction services for major component retrofit projects at nuclear power facilities, primarily due to the timing of these contracts.

The URS Division’s revenues from our power market sector were $47.7 million, a decrease of $4.3 million or 8.3% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  Despite consolidated revenue growth in the power market sector, we experienced a decline in power revenues in the URS Division due to the timing of several emissions control projects that were in close-out phases during the quarter.  Close-out phases are characterized by relatively low project activity and, as a result, generate lower revenues.  In the comparable period in 2008, these projects had a higher level of construction and procurement activity.  Additionally, as we are awarded new contracts to provide emissions control services, these assignments are typically now being performed within our Washington Division.  This decline in revenues was partially offset by sustained demand for the engineering, process design and environmental services we provide for power generating and transmission facilities.

The Washington Division’s revenues from our power market sector were $381.0 million, an increase of $32.3 million or 9.3% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  Revenues in the power market sector were primarily driven by strong growth in emissions control projects and in projects to expand generating capacity at fossil-fuel power generating facilities – particularly single and combined-cycle gas power plants, which produce fewer emissions than coal-fired facilities.  During the quarter, we experienced lower activity on assignments to provide engineering and construction services for major component retrofit projects at nuclear power facilities, primarily due to the timing of work on these contracts.  Many of these projects were in the planning and preliminary engineering phases when project activity is relatively low.  In the comparable period last year, projects of this type were in phases that were more active and generated higher revenues.

Infrastructure

Consolidated revenues from our infrastructure market sector were $447.6 million, an increase of $24.6 million or 5.8% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  For the first quarter of fiscal 2009, increased revenues from our infrastructure market sector were largely driven by growth in projects to expand and rehabilitate surface, air and rail transportation infrastructure, as well as from sustained demand for operations and maintenance services for mass transit systems and toll roads.  We also continued to benefit from strong demand for the engineering and construction services for water resources and wastewater treatment projects.  While many state and local governments are experiencing reduced tax revenues and budget deficits as a result of the severe economic downturn, sources of funding for infrastructure work, such as the funding from the U.S. federal government, bond sales, dedicated tax measures and users fees, continued to support moderate growth in this market sector.  Revenues also increased from the services we provide to expand and modernize educational, healthcare and government facilities.

The URS Division’s revenues from our infrastructure market sector were $370.0 million, an increase of $30.5 million or 9.0% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  We continued to benefit from strong demand for the program management, planning, design, engineering and construction management services we provide for surface, air and rail transportation projects.  We also generated increased revenues from program and construction management services for capital improvement projects involving schools, healthcare facilities and government buildings.  Demand also was strong for the engineering and construction services we provide for water resources and wastewater treatment projects; however, several levee repair and flood control projects were delayed due to budgetary pressures facing state governments.

The Washington Division’s revenues from our infrastructure market sector were $77.6 million, a decrease of $5.9 million or 7.1% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  Despite consolidated revenue growth in the infrastructure market sector, we experienced a decline in infrastructure revenues in the Washington Division due to the timing of performance on several major projects.  In the first quarter of fiscal 2008, we experienced a high level of activity on contracts to provide engineering and construction services for the expansion of a transit system in Houston, Texas and to rebuild infrastructure in Iraq.  Both of these contracts were completed during the prior fiscal year and did not generate revenues during the first quarter of 2009.  We also experienced lower activity on an ongoing dam construction contract due to project delays associated with poor weather conditions.  These declines were partially offset by the favorable settlement of subcontractor claims for a highway construction project in California and the payment of an award fee for a transit project in Washington, D.C.

Federal

Consolidated revenues from our federal market sector were $951.2 million, an increase of $129.2 million or 15.7% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  We continued to experience strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and modernize aging weapons systems, and for the maintenance, repair and modification of military vehicles, aircraft and other equipment related to U.S. military operations.  These results were also driven by strong demand for the operations and installation management services we provide at military and other government installations for the DOD, the National Aeronautics and Space Administration (“NASA”) and other federal agencies.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons, as well as from several large DOE contracts involving the storage, treatment and disposal of radioactive waste.

The URS Division’s revenues from our federal market sector were $164.0 million, an increase of $6.6 million or 4.2% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  During the first quarter, we continued to experience sustained demand for the engineering, construction and environmental services we provide to the DOD both in the U.S. and internationally under existing and new contract awards.  Many of these assignments support long-term DOD initiatives like the BRAC program, which is designed to realign military bases and redeploy troops to meet the security needs of the post-Cold War era.  Revenues also increased from the services we provide to the Federal Emergency Management Agency for ongoing disaster recovery services resulting from damage caused by Hurricanes Gustav and Ike in the Gulf Coast region in 2008, as well as for the mapping and risk analysis of flood hazards.

The EG&G Division’s revenues from our federal market sector were $633.6 million, an increase of $84.9 million or 15.5% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  During the quarter, we continued to benefit from strong demand for the services we provide to the DOD in support of military activities, including the modification and refurbishment of military vehicles, aircraft and other equipment.  We also experienced strong demand for the systems engineering and technical assistance services that we provide for the deployment, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  In addition, revenues increased from our work managing the destruction of chemical weapons stockpiles at Army demilitarization facilities throughout the United States, as well as from the operations and installation management services we provide at military installations and other government facilities for the DOD, NASA and other federal agencies.

The Washington Division’s revenues from our federal market sector were $153.6 million, an increase of $37.7 million or 32.5% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  Revenues increased from the services we provide to the DOE in support of complex DOE programs and facilities involving the deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear waste.  We also recognized revenues from nuclear cleanup and waste management services at sites in the United Kingdom.  This project was not active during the quarter ended March 28, 2008.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector were $693.1 million, an increase of $79.8 million or 13.0% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  Revenues increased moderately from the planning, environmental and design services we provide to industrial clients, particularly among oil and gas clients, to support ongoing plant activities and help their operations meet regulatory requirements.  We typically provide these services under long-term MSAs at multiple client sites worldwide.  We also continued to benefit from sustained demand for facilities management, and operations and maintenance services for manufacturing and industrial facilities.  In addition, revenues increased due to high activity on a cement plant construction project and a project to build a natural gas processing plant.

The URS Division’s revenues from our industrial and commercial market sector were $234.2 million, a decrease of $35.2 million or 13.1% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  In the first quarter of fiscal 2009, we continued to benefit from sustained demand for planning, environmental and design services, particularly among oil and gas clients, to help them meet operational and regulatory requirements.  By contrast, revenues decreased from the planning, environmental and design services we provide to manufacturing clients due to the current economic downturn and tighter credit markets, which resulted in project delays or cancellations.  We also experienced a decline in demand for the environmental, engineering and construction management services we provide to commercial clients, such as real estate developers, transportation/freight carriers, telecommunications providers, financial services providers and retail clients, due largely to the economic downturn and declines in their respective businesses.  In addition, revenues decreased from the environmental and engineering services we provide to mining clients; as a result of lower commodity prices, many of these clients are decreasing capital spending and curtailing, or in some cases closing, mining operations.

The Washington Division’s revenues from our industrial and commercial market sector were $458.9 million, an increase of $115.0 million or 33.4% for the three months ended April 3, 2009 compared with the three months ended March 28, 2008.  Revenues from the industrial and commercial market sector were primarily related to high levels of activity on a cement plant construction project and a project to build a natural gas processing plant.  We also continued to benefit from sustained demand for facilities management, and operations and maintenance services for manufacturing and industrial facilities.  Demand for these services tend to be countercyclical, as many clients outsource non-core activities to reduce overhead costs during economic downturns.  At the same time, we experienced decreased demand for the services we provide in developing and operating mines, due to lower commodity prices, the curtailment of mining operations and, in some cases, mine closures.

Cost of Revenues

Our consolidated cost of revenues for the three months ended April 3, 2009, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 10.3% compared with the three months ended March 28, 2008.  Because our revenues are primarily project-based, the factors that caused revenue growth also drove a corresponding increase in our cost of revenues. However, consolidated cost of revenues as a percent of revenues decreased from 95.5% for the first quarter of 2008 to 94.4% for the first quarter of 2009.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”) expenses for the three months ended April 3, 2009 increased by 11.7% compared with the three months ended March 28, 2008.  The increase was primarily due to a decrease in interest income resulting from a decrease in interest rates, an increase in expenses related to tax consulting services and an increase in depreciation expense on leasehold improvements made to an additional floor we leased last year in our corporate office.  The corporate G&A functions increased as a result of integrating WGI, which drove the need for additional space at the corporate office.  However, consolidated G&A expenses as a percent of revenues remained the same at 0.7% for the first quarters of 2009 and 2008.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended April 3, 2009 increased by 34.7% compared with the three months ended March 28, 2008.  This increase was generated primarily from the Washington Division’s unconsolidated joint ventures as discussed below.

The Washington Division’s equity in income of unconsolidated joint ventures for the three months ended April 3, 2009 increased by 36.0% compared with the three months ended March 28, 2008.  The most significant of our unconsolidated joint venture entities include our equity interests in (i) an incorporated mining venture in Germany – MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants; (ii) a joint venture that performs steam generator and reactor vessel head replacements at nuclear power plants; (iii) various joint ventures that perform management contracts for the DOE; and (iv) various joint ventures that participate in infrastructure projects.  Equity in income from MIBRAG increased $5.8 million due to higher coal power sales as a result of low wind power generation in Germany.  The remaining increase resulted primarily from a new contract to provide nuclear cleanup and waste management services in the United Kingdom.

Operating Income

Our consolidated operating income for the three months ended April 3, 2009 increased 40.8% compared with the three months ended March 28, 2008.  As a percentage of revenues, operating income was 6.5% for the three months ended April 3, 2009 compared to 5.1% for the three months ended March 28, 2008.  The increase was caused primarily by the increase in revenues and equity in income of unconsolidated joint ventures previously described.  Operating income grew at a faster pace than revenues due to higher earnings on various contract items that we do not expect to recur on a regular basis, as well as the implementation of cost-control measures.  These items are discussed further below.

The URS Division’s operating income for the three months ended April 3, 2009 increased 10.8% compared with the three months ended March 28, 2008, primarily due to the increase in revenue volume previously described.  Operating income grew at a faster pace than revenues due primarily to a reduction in the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  Overhead costs as a percentage of revenues remained relatively constant at 31.9% for the three months ended April 3, 2009 compared to 31.8% for the three months ended March 28, 2008.

The EG&G Division’s operating income for the three months ended April 3, 2009 increased 35.5% compared with the three months ended March 28, 2008.  The increase was primarily due to the increase in revenue volume previously described.  Operating income grew at a faster pace than revenues because of award fees and performance-based incentive fees earned on various DOD projects during the quarter.  In addition, higher billing rates related to the performance of project activities requiring specialized labor skills and efficiency improvements on some of EG&G Division’s fixed-price contracts also contributed to the increase in operating income during the quarter.  Overhead costs as a percentage of revenues dropped from 28.6% for the three months ended March 28, 2008 to 26.4% for the three months ended April 3, 2009.  Despite the increases in revenues, various overhead costs, such as insurance, travel, legal services, and rental expenses remained relatively flat compared to the prior year because of cost-control measures taken in response to the current economic downturn.  In addition, employee benefits and external services did not increase at the same pace as revenues, which also contributed to improved operating margins.

The Washington Division’s operating income for the three months ended April 3, 2009 increased 69.7% compared with the three months ended March 28, 2008.  A significant portion of the increase resulted from higher contract earnings on certain projects as a result of events we do not expect to recur on a regular basis.  These included a $13.7 million change order recovery on a highway project, a $9.0 million contract termination fee related to a contract mining project, and a $7.0 million project development success fee related to a transit project.  During the quarter ended April 3, 2009, we also earned $7.7 million of performance-based incentive fees on two nuclear cleanup and waste management services contracts in the United Kingdom, which more than offset a $7.1 million decline due to the loss of a DOE management services contract that was active during the quarter ended March 28, 2008, as well as $9.1 million of earnings generated from new contracts.  These increases were partially offset by a decline of $22.1 million in earnings resulting from the completion of various contracts that generated operating income during the first quarter of 2008.  In addition, there was a decrease of $7.7 million in overhead costs, including lower business development costs resulting from the timing of major proposals and costs savings resulting from the integration of the Washington Division into our overall operations, as well as the implementation of cost-control measures taken in response to the current economic environment.

The three months ended April 3, 2009 also includes $15.3 million of earnings compared to $9.5 million in the first quarter of 2008 from our MIBRAG mining venture, due to higher coal sales to MIBRAG’s power plant customers in response to higher power demand.  As previously disclosed in Note 15, “Subsequent Event,” to our Consolidated Financial Statements included under Part II – Item 8 of our Annual Report on Form 10-K for the year ended January 2, 2009, we entered into a definitive agreement to sell our equity investment in MIBRAG.  The transaction is expected to close in the second quarter of 2009, subject to the customary closing conditions.  As a result of the pending sale and scheduled maintenance outages at MIBRAG’s power plant customer sites, earnings from MIBRAG during and after the second quarter of 2009 are expected to be significantly lower than they were during the first quarter of 2009.

Interest Expense

Our consolidated interest expense for the three months ended April 3, 2009 decreased by 42.6% compared with the three months ended March 28, 2008.  The decrease was due to lower debt balances as a result of advance debt payments made during fiscal year 2008 on our Senior Secured Credit Facility (“2007 Credit Facility”), in addition to lower interest rates in the first quarter of 2009.

Other Expenses

Our consolidated other expenses for the three months ended April 3, 2009 consisted of $6.2 million of unrealized loss on a foreign currency forward contract we entered into during this quarter and $1.4 million of expenses associated with the sale of our equity investment in MIBRAG, which is expected to close in the second quarter of 2009, subject to the customary closing conditions.

Income Tax Expense

Our effective income tax rates for the three months ended April 3, 2009 and March 28, 2008 were 41.0% and 41.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(In millions)	April 3, 2009	March 28, 2008
Cash flows from operating activities	$221.3	$(16.9)
Cash flows from investing activities	(14.9)	(29.6)
Cash flows from financing activities	(43.0)	(17.4)

During the three months ended April 3, 2009, our primary sources of liquidity were cash flows from operations and our primary use of cash was to fund our working capital and capital expenditures, to invest in our unconsolidated joint ventures, to service our debt, to purchase treasury stock, and to fund distributions to the noncontrolling interests in our consolidated subsidiaries.

Our cash flows from operations are primarily impacted by fluctuations in working capital, which is affected by numerous factors including billing and payment terms of our contracts, stage of completion of contracts performed by us, timing of our payroll payments relative to our fiscal quarter ends, or unforeseen events or issues that may have an impact to our working capital.  For the remainder of our 2009 fiscal year, we do not expect to achieve the same level of quarterly net cash flows from operating activities as we experienced in the first quarter because of the timing of payroll payments, project-related fees, overhead cost reductions that may not be repeated, as well as accelerated activity on some large projects.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as to service our debt, for at least the next twelve months.  If we experience a significant change in our business such as the consummation of a significant acquisition, we may need to acquire additional sources of financing.  We believe that we would be able to obtain adequate sources of funding to address significant changes in our business.  However, ongoing credit constraints in the financial markets could limit our ability to access credit on reasonable terms, or at all.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt repayments any net proceeds we receive from the sale of assets, among other things, including the sale of our equity investment in MIBRAG.  On February 25, 2009, we announced, together with our joint venture partner, NRG Energy, Inc., that we had entered into a definitive agreement, subject to the customary closing conditions, to sell our equity investment in MIBRAG, an incorporated mining and power joint venture in Germany that operates lignite coal mines and power plants.

As of April 3, 2009, we have remaining tax deductible goodwill of $486.6 million and net operating loss (“NOL”) carryovers of approximately $171.0 million.  We anticipate that cash payments for income taxes for 2009 and later years will be substantially less than income tax expense recognized in the financial statements.

Billings and collections on accounts receivable can affect our operating cash flows.  Our management has placed significant emphasis on collection efforts and continually monitors our receivable allowance.  Based on historical experience with our clients, including U.S. federal, state and local governments and large reputable companies, we believe that our allowance for doubtful accounts receivable as of April 3, 2009 is adequate.  However, future economic conditions may adversely impact some of our clients’ ability to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of April 3, 2009 and January 2, 2009 were $242.9 million and $254.2 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing (i) the difference between net accounts receivable and (ii) billings in excess of costs and accrued earnings on contracts as of the end of the quarter into (iii) the amount of revenues recognized during the quarter, and multiplying the result (iv) by the numbers of days in such quarter.  Our DSO decreased from 67 days as of January 2, 2009 to 65 days as of April 3, 2009.  The decrease in DSO was due to management’s continued focus on collection efforts.

In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 8, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, which may adversely affect our liquidity and capital resources.

Operating Activities

The increase in cash flows from operating activities for the three months ended April 3, 2009, compared to the three months ended March 28, 2008, was primarily due to fluctuations in receivables and payables as a result of the timing of payroll payments, payments from clients on accounts receivable, and payments to vendors and subcontractors.  In addition, we experienced a decrease in deferred income tax that was partially offset by a reduction in advance billings.

During the first quarter of 2009, we made significant cash disbursements including retirement plan contributions and bonus payments.  In addition, we received $30 million of tax refund in March 2009 due to an overpayment of estimated taxes in 2008.  Our actual NOLs available for deduction were higher than we estimated during 2008.  In addition, deferred tax assets related to depreciation expense and the timing of income from partnerships were lower than we originally estimated during 2008.  We were able to claim more actual tax depreciation expense than we originally anticipated; thus, reducing the amount of income taxes we owed for fiscal year 2008.

For the remaining quarters of fiscal year 2009, we expect to make estimated payments of $67 million for retirement plan contributions.

Investing Activities

With the exception of the construction and mining activities of the Washington Division, we are not capital intensive.  Our mining activities require the use of heavy equipment, which are either owned or leased.  Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs.  Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the three months ended April 3, 2009 and March 28, 2008 were $9.3 million and $21.2 million, respectively.  In addition, we disbursed $6.5 million and $13.6 million in cash related to investments in and advances to unconsolidated joint ventures for the three months ended April 3, 2009 and March 28, 2008, respectively.

For the remaining quarters of fiscal year 2009, we expect to incur approximately $85 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.  In addition, we expect to receive approximately $250 million of gross proceeds from the sale of our equity investment in MIBRAG during the second quarter of 2009.  The actual net cash inflow from this sale, which is not currently determinable, will be reduced by taxes and other transaction-related expenses.

Financing Activities

The decrease in net cash flows from financing activities for the three months ended April 3, 2009, compared to the three months ended March 28, 2008, was primarily due to purchase of treasury stock and distributions of earnings to noncontrolling interests, offset by the net change in book overdrafts.

We are required by our 2007 Credit Facility to remit the net cash proceeds from the sale of our equity investment in MIBRAG.  The timing of debt repayment may be substantially different from the actual net cash inflow due to the impact of repatriation methods, taxes and allowable exclusions in our credit agreement.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of April 3, 2009.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
2007 Credit Facility (1)	$1,075.0	$—	$457.8	$617.2	$—	$—
Capital lease obligations and equipment notes (1)	15.1	6.1	7.5	1.5	—	—
Notes payable, foreign credit lines and other indebtedness (1)	31.2	11.1	15.6	4.5	—	—
Total debt	1,121.3	17.2	480.9	623.2	—	—
Operating lease obligations (2)	566.5	155.9	233.3	117.9	59.4	—
Pension and other retirement plans funding requirements (3)	255.0	29.1	39.7	61.0	125.2	—
Interest (4)	151.1	36.5	96.0	18.6	—	—
Purchase obligations (5)	10.7	6.4	4.3	—	—	—
Asset retirement obligations (6)	3.7	0.6	1.1	1.6	0.4	—
Foreign currency contract (7)	17.9	17.9	—	—	—	—
Other contractual obligations (8)	66.4	41.9	3.3	0.4	—	20.8
Total contractual obligations	$2,192.6	$305.5	$858.6	$822.7	$185.0	$20.8

(1)	Amounts shown exclude unamortized debt issuance costs of $14.5 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.3 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

(4)
Interest for the next five years, which excludes non-cash interest, was determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate including the effect of the interest rate swaps.

(5)	Purchase obligations consist primarily of software maintenance contracts.

(6)	Asset retirement obligations represent the estimated costs of removing and restoring our leased properties to the original condition pursuant to our real estate lease agreements.

(7)	Amount represents our obligation as of April 3, 2009 to settle the foreign currency contract by July 31, 2009 based on forward rates.

(8)
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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  As of April 3, 2009, we had $216.0 million in standby letters of credit under our 2007 Credit Facility.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We guaranteed the credit facility of one of our unconsolidated joint ventures in the event of a default by the joint venture.  This joint venture was formed in the ordinary course of business to perform a contract for the U.S. federal government.  The term of the guarantee was equal to the remaining term of the underlying credit facility.  Performance on this contract has ended and the guarantee was terminated during April 2009.

•
We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of April 3, 2009.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

•
As of April 3, 2009, the amount of a guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $7.6 million.

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

2007 Credit Facility

As of both April 3, 2009 and January 2, 2009, the outstanding balance of term loan A was $842.8 million at interest rates of 2.43% and 2.69%, respectively.  As of both April 3, 2009 and January 2, 2009, the outstanding balance of term loan B was $232.2 million at interest rates of 3.43% and 3.69%, respectively.

Under our Senior Secured Credit Facility (“2007 Credit Facility”), we are subject to two financial covenants: 1) a maximum consolidated leverage ratio, which is calculated by dividing consolidated total debt by consolidated EBITDA, as defined below, and 2) a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA.  Both calculations are based on the financial data of the most recent four fiscal quarters.

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the WGI acquisition in 2007.  As of April 3, 2009, our consolidated leverage ratio was 1.6, which did not exceed the maximum consolidated leverage ratio of 2.75, and our consolidated interest coverage ratio was 9.5, which met the minimum consolidated interest coverage ratio of 4.5.  We were in compliance with the covenants of our 2007 Credit Facility as of April 3, 2009.

13BRevolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of April 3, 2009 and January 2, 2009.  As of April 3, 2009, we had issued $216.0 million of letters of credit leaving $484.0 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of April 3, 2009, we would remain in compliance with the covenants of our 2007 Credit Facility.

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Three Months Ended April 3, 2009	Year Ended January 2, 2009
Effective average interest rates paid on the revolving line of credit	3.2%	5.6%
Average daily revolving line of credit balances	$—	$0.2
Maximum amounts outstanding at any one point in time	$0.3	$7.7
14B

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of April 3, 2009 and January 2, 2009, we had outstanding amounts of $31.2 million and $33.9 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes were approximately 5.6% and 5.7% as of April 3, 2009 and January 2, 2009, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of April 3, 2009 and January 2, 2009, we had $13.4 million and $13.3 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases.  As of April 3, 2009 and January 2, 2009, we had approximately $15.1 million and $14.8 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of April 3, 2009 and January 2, 2009, we had approximately $566.5 million and $583.5 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Interest Rate Swaps.  Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million.  As of April 3, 2009 and January 2, 2009, the fair values of our interest rate swap liabilities were $13.6 million and $15.7 million, respectively.  The short-term portion of the swap liabilities was recorded in “Accrued expenses and other” on our Condensed Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities.”  The adjustments to fair values of the swap liabilities were recorded in “Accumulated other comprehensive income.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps are effective hedges.

Foreign Currency Contract.  On March 4, 2009, we entered into a foreign currency forward contract with a notional amount of €196.0 million (equivalent to U.S. $246.1 million per the contract) with a maturity window from April 15, 2009 to July 31, 2009.  The primary objective of the contract is to manage our exposure of foreign currency transaction risk related to the Euro proceeds we expect to receive from the sale of our equity investment in MIBRAG, which is expected to close in the second quarter of 2009, subject to the customary closing conditions.

We designated €128.0 million (equivalent to U.S. $160.7 million per the contract) of the contract as a hedge of our net investment in MIBRAG.  This part of the foreign currency forward contract is an effective hedge and, as such, the gains or losses relating to this hedge are reflected in “Accumulated other comprehensive loss” on our Condensed Consolidated Balance Sheet.  Gains or losses on the portion of the contract that was not designated as a hedge are reflected as “Other expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

As of April 3, 2009, the fair value of our foreign currency forward contract was a liability of $17.9 million.  This liability was recorded in “Accrued expenses and other” on our Condensed Consolidated Balance Sheet.  We recorded an unrealized loss of $11.7 million related to the change in fair value of the effective hedge in “Accumulated other comprehensive loss” and an unrealized loss of $6.2 million related to the change in fair value of the unhedged portion of the contract in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended April 3, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 1 of this report.  In preparing these financial statements, we have made our best estimates and judgments of certain amounts, after considering materiality.  Historically, our estimates have not materially differed from actual results.  Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties.  Consequently, actual results could differ from our estimates.

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended January 2, 2009.  There were no material changes to these critical accounting policies during the three months ended April 3, 2009.

“At-risk” and “Agency” Contracts.  The amount of revenues we recognize also depends on whether the contract or project represents an at-risk or an agency relationship between the client and us.  Determination of the relationship is based on characteristics of the contract or the relationship with the client.  Pursuant to Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) for at-risk relationships where we act as the principal to the transaction, the revenue and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts.  For agency relationships, where we act as an agent for our client, only the fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.  From time to time, we may also collaborate with other parties by sharing our assets, services and knowledge for a joint marketing and business development arrangement, as well as other third-party contractual agreements to perform other services or specific activities required by our clients.  Significant accounting presentation and measurements are determined at inception based on the structure of the legal entity and the contractual agreement.  If we determine that these agreements are collaborative arrangements that are not accounted for as specified under Accounting Research Bulletin 51, “Consolidated Financial Statements,” SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” FASB Interpretation 46(R), “Consolidation – Variable Interest Entities,” or other authoritative guideline, then we account for the arrangement under EITF 99-19.  For the three months ended April 3, 2009 and March 28, 2008, we recognized immaterial amounts of revenues from at-risk contracts and collaborative arrangements.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Four FASB Staff Positions (“FSP”) on this statement were subsequently issued.  FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”) or SFAS No. 141(R), “Business Combinations (Revised 2007)” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP became effective for us at the beginning of our fiscal year 2009.  FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” issued on October 10, 2008, clarified the application of SFAS 157 for financial assets when the market for that asset is not active.  This FSP was effective upon issuance.  FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”) issued on April 9, 2009, will be effective for us at the beginning of our next fiscal quarter, which will end on July 3, 2009.  This FSP provides additional guidance on (i) determining when the volume and level of activity for the asset or liability has significantly decreased, (ii) identifying circumstances in which a transaction is not orderly, and (iii) understanding the fair value measurement implications of both (i) and (ii).

Our adoption of SFAS 157 on December 29, 2007, which was limited to financial assets and liabilities, and our adoption of FSP 157-2 on January 3, 2009, which was for the non-financial assets and non-financial liabilities, did not have a material impact on our condensed consolidated financial statements.  We believe that FSP 157-4 will not have a material impact on our condensed consolidated financial statements when it becomes effective for us at the beginning of our next fiscal quarter, which will end on July 3, 2009.

In December 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 07-1, "Accounting for Collaborative Arrangements" (“EITF 07-1”).  A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity between two or more parties who are both (i) active participants in the activity and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.  The FASB and the EITF concluded that revenues and costs incurred with third parties in connection with collaborative arrangements should be presented on a gross or a net basis in accordance with the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Payments to or from participants should be accounted for based on the appropriate authoritative accounting literature, by analogy to other authoritative literature, or by a consistently applied accounting policy election.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  This EITF requires retrospective application to all periods presented for all collaborative arrangements existing as of the effective date.  EITF 07-1 became effective for us at the beginning of our 2009 fiscal year.  Our adoption of this standard did not have a material impact on our condensed consolidated financial statements since we determine our arrangements at inception as either an at-risk relationship or an agency relationship and record their activities on a gross or net basis, respectively, as required by EITF 99-19.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests were previously described as minority interests in our condensed consolidated financial statements.  SFAS 160 requires that (i) noncontrolling interests in the condensed consolidated financial statements be reclassified as equity and be presented as a separate line item under stockholders’ equity, (ii) consolidated net income be adjusted to separately state the net income attributed to the noncontrolling interests, and (iii) consolidated comprehensive income be adjusted to separately state the comprehensive income attributed to noncontrolling interests.  In addition, the presentation of net income and amounts attributable to noncontrolling interests in our Condensed Consolidated Statements of Cash Flows was revised to reflect the impact of SFAS 160.  SFAS 160 requires prospective application, except that the presentation and disclosure of noncontrolling interests is to be retrospectively applied for all periods presented.  SFAS 160 became effective for us at the beginning of our fiscal year 2009.  We have presented the noncontrolling interests where appropriate throughout our condensed consolidated financial statements included in this report.

In December 2007, the FASB issued SFAS 141(R), which replaced SFAS 141.  This statement establishes principles and requirements for how the acquirer of a business recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  With limited exceptions, assets and liabilities are to be measured and recorded at their acquisition-date fair value.  This statement requires the expensing of acquisition-related costs as incurred, provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information is required to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires pre-acquisition tax exposures and any subsequent changes to tax exposures to be recorded as adjustments to our income statement instead of as adjustments to goodwill on our balance sheet.  On April 1, 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“SFAS 141(R)-1”), which revised the initial SFAS 141(R) requirements regarding contingent assets and contingent liabilities in a business acquisition.  The revised rules require companies to either (i) recognize the assets and liabilities at fair values at the acquisition date if their fair values can be determined, or (ii) recognize the assets or liabilities at their estimated amounts at the acquisition date if their fair values cannot be determined, but it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated.  SFAS 141(R)-1 also eliminates the original requirement of disclosing the range of expected outcomes for a recognized contingency in the footnotes to the financial statements.  We adopted the provisions of SFAS 141(R) and SFAS 141(R)-1 as of the beginning of our 2009 fiscal year; the adoption did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring enhanced disclosures to improve the transparency of financial reporting about an entity’s derivative and hedging activities in both annual and interim financial statements.  SFAS 161 requires disclosures to provide additional information on how and why derivative instruments are used.  This statement became effective for us at the beginning of our 2009 fiscal year and applies to our interim and fiscal year financial statements.  The adoption of SFAS 161 did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts.  The statement became effective for us at the beginning of our 2009 fiscal year.  The adoption of this statement did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued the FSP on EITF Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP states that share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting is a participating security and should be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  This FSP became effective for us at the beginning of our fiscal year 2009.  Prior to November 2008, our stock award agreements provided nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, are participating securities as defined in this FSP.  In November 2008, we revised our stock award agreements for future grants so that unvested shares are non-participating securities.  As of our quarter ended April 3, 2009, grants issued prior to November 2008 were amended to be non-participating securities until vested.  As a result, the effect of this FSP on our first quarter and future EPS was not and will not be material.  However, since the FSP requires retrospective application, our EPS for the quarter ended March 28, 2008 has been modified to reflect the impact of the adoption of this FSP, which was to reduce our basic and diluted EPS by one cent from $0.60 to $0.59.

In November 2008, the FASB ratified a consensus reached by the EITF on Issue 08-6, “Equity Method Investment Accounting Considerations.”  This issue clarifies the accounting for some transactions and impairment considerations involving all investments accounted for under the equity method.  Guidance is provided regarding (i) how the initial carrying value of an equity investment should be determined, (ii) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, (iii) how an equity-method investee's issuance of shares should be accounted for and, (iv) how to account for a change in an investment from the equity method to the cost method.  This EITF became effective for us at the beginning of our 2009 fiscal year and did not have a material impact on our condensed consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide more transparency about the assets in defined benefit pension and other postretirement plans.  The new disclosures are designed to provide additional insight into (i) how investment decisions are made, including factors necessary to understanding investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in SFAS 157) on changes in plan assets for the period, and (v) significant concentrations of risk within plan assets.  This FSP became effective for us at the beginning of our 2009 fiscal year for our next annual disclosure and did not have a material impact on our condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million to hedge against changes in floating interest rates.  The notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on the expected outstanding indebtedness of approximately $1.1 billion under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase approximately $4.3 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.45%, which would lower our net-of-tax interest expense by approximately $1.9 million.  This analysis is computed taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $200.0 million expiring in December 2009.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our operating contracts.  We had $4.7 million of foreign currency translation loss, net of tax, and $5.4 million of foreign currency translation gains, net of tax, for the three months ended April 3, 2009 and March 28, 2008, respectively.

On March 4, 2009, we entered into a foreign currency forward contract to manage our currency exposure related to Euro proceeds from the sale of our equity investment in MIBRAG, which is expected to close in the second quarter of 2009, subject to the customary closing conditions.  We recorded an unrealized loss of $11.7 million related to the change in fair value of the effective hedged portion of the contract in “Accumulated other comprehensive loss.”  We recorded an unrealized loss of $6.2 million related to the change in fair value of the unhedged portion of the contract in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended April 3, 2009.

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

Evaluation of Disclosure Controls and Procedures

Based on the evaluation by our management, with the participation of our CEO and CFO, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our CEO and CFO have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in the reports that we filed or submitted to the SEC under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended April 3, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against us and our subsidiaries.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 8, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of these recent changes in our legal proceedings.

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

Our clients have been impacted by the global economic conditions caused by the decline in the overall economy and constraints in the credit market.  As a result, some clients have and may continue to delay, curtail or cancel proposed and existing projects; thus decreasing the overall demand for our services and adversely impacting our results of operations.  The current economic volatility has also made it very difficult for us to predict the short-term and long-term impacts on our business and made it more difficult to forecast our business and financial trends.  In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  For example, an increase in home foreclosures or the decline in home values may result in a decrease in state and local tax revenue that could lead to lower state and local government spending for our services.  Also, our clients may find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  Also, rapid changes to the prices of commodities make it difficult for our clients and us to project future capital expenditures on projects.  For example, oil and gas clients are reducing their capital expenditures as a result of a decline in oil prices.  Lastly, ongoing credit constraints in the market could limit our ability to access credit markets in the future and, therefore, impact our liquidity.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and significantly reduce our expected profits and revenues.

If we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.  We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.  As of April 3, 2009, our book of business was estimated at approximately $31.7 billion, which included $19.6 billion of our backlog.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process and would be cancelled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of the current economic conditions.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 38% of our total revenues for the three months ended April 3, 2009.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”) and the Services Contract Act security regulations, as well as many other laws and regulations.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards.  For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

If our goodwill or intangible assets become impaired, then our profits may be reduced.

A decline in our stock price and market capitalization (such as our stock price decline in 2008) could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.7 billion as of April 3, 2009.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist.  Goodwill is deemed to be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the units’ goodwill.  Goodwill impairment analysis and measurement is a process that requires significant judgment and considers a number of variables.  If market and economic conditions deteriorate further or if continued volatility in the financial markets causes further declines in our stock price, increases our weighted-average cost of capital, changes cash flow multiples or other inputs to our goodwill assessment, our goodwill may require testing for impairment between our annual testing periods.

As of January 2, 2009, two of our reporting units that had an aggregate of $704 million of goodwill had fair values in excess of their carrying values of approximately 6%.  It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions and estimates we made in assessing the fair value of our goodwill, could cause the value of these or other reporting units to become impaired.  If our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our condensed consolidated financial statements.

The completion of our merger with WGI substantially increased our indebtedness, which could adversely affect our liquidity, cash flows and financial condition.

On November 15, 2007, in order to complete the WGI acquisition, we entered into the 2007 Credit Facility, which provided for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  All loans outstanding under the 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR plus, in each case, an applicable margin.  The applicable margin will adjust to a leverage-based performance pricing grid based on our Consolidated Leverage Ratio.  As of April 3, 2009, our outstanding balance under the 2007 Credit Facility was $1.1 billion.  We have hedged $400.0 million of interest payments on our 2007 Credit Facility borrowings using floating-for-fixed interest rate swaps.  The $400.0 million notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.

Based on assumed interest rates and a margin determined by the Consolidated Leverage Ratio (our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization), our debt service obligations, consisting of interest payments during the next twelve months, will be approximately $36.4 million, excluding amortization of financing fees, tax-related interest expense and other interest expense not related to the term loan facilities.  If our Consolidated Leverage Ratio is higher than assumed, our interest expense and unused revolving line of credit fees will increase.

Based on the expected outstanding indebtedness of approximately $1.1 billion under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher over the next twelve-month period, our net-of-tax interest expense would increase approximately $4.3 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.45%, which would lower our net-of-tax interest expense by approximately $1.9 million.  This analysis is computed taking into account the current outstanding balance of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $200 million expiring in December 2009.  The result of this analysis would change if the underlying assumptions were modified.  As a consequence of the increase in our indebtedness resulting from the WGI acquisition, demands on our cash resources have increased and potentially could further increase.  The increased level of debt relative to pre-acquisition levels could, among other things:

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

Revenues from our federal market sector represented approximately 38% of our total revenues for the three months ended April 3, 2009.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing.  For example, the recently enacted American Recovery and Reinvestment Act provides funding for various clients’ state transportation projects, for which we provide services.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Profitability on our contracts is driven by billable headcount and our ability to estimate and manage costs.  If we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.  Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone.  As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment.  If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may reduce our profits.

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  For example, we may recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include, but are not limited to the following:

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

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability.  The rate at which we utilize our workforce is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition;

•	our need to devote time and resources to training, business development, professional development and other non-chargeable activities; and

•	our ability to match the skill sets of our employees to the needs of the marketplace.

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

We may be required to pay liquidated damages if we fail to meet milestone requirements in our contracts.  For example, our common sulfur project in Qatar gives the client the right to assess approximately $24 million against a consortium in which our subsidiary is a member if certain phases of the project are not complete by a certain date.  Failure to meet any of the milestone requirements could result in additional costs, and the amount of such additional costs could exceed the projected profits on the project.  These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a regular basis.

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability and financial penalties that could reduce our profits and revenues.

We often partner with unaffiliated third parties to jointly bid on and perform on a particular project.  For example, for the three months ended April 3, 2009, our equity in income of unconsolidated joint ventures amounted to $40.0 million.  The success of these partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by unaffiliated third parties.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If our partners do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver its contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

The current tightening of credit could exacerbate this risk, as more clients may be unable to secure sufficient liquidity to pay their obligations.  If a client delays or defaults in making its payments on a project to which we have devoted significant resources, it could have an adverse effect on our financial position and cash flows.  For example, the State of California delayed paying for some of our services due to state budget problems in 2008; however, all amounts outstanding as of the end of our 2008 fiscal year have been paid.

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

A portion of our environmental business involves the planning, design, program management, construction and construction management, and operation and maintenance of pollution control and nuclear facilities, hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”) and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean up could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Our profits and revenues could suffer if we are involved in legal proceedings, investigations and disputes.

We engage in engineering and construction services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding project cost overruns and liquidated damages, personal injury and wrongful death claims, labor disputes, professional negligence claims, commercial disputes as well as other claims.  See Note 8, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements and Supplementary Data” included under Part I – Item 1 for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program includes limits totaling $540.0 million per loss and in the aggregate for general liability; $220.0 million per loss and in the aggregate for professional errors and omissions liability; $140.0 million per loss for property; $100.0 million per loss for marine property and liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, property, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain certain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

The Price-Anderson Act (“PAA”) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and Department of Energy (“DOE”) contractors.  Because we provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants, we may be entitled to some of the indemnification protections under the PAA.  However, the PAA’s indemnification provisions do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry.

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

Revenues under contracts with the DOD and other defense-related clients represented approximately 26.8% of our total revenues for the three months ended April 3, 2009.  Past increases in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

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

As a multinational company, we have operations in more than 30 countries and we derived 9% of our revenues and equity in income of unconsolidated joint ventures from international operations for the three months ended April 3, 2009.  International business is subject to a variety of risks, including:

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

o
Foreign Corrupt Practices Act:  Practices in the local business community outside the U.S. might not conform to international business standards and could violate anticorruption regulations, including the U.S. Foreign Corrupt Practices Act, which prohibits giving or offering to give anything of value with the intent to influence the awarding of government contracts; and

o
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

We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems.  For example, we rely on one software vendor’s products to process a majority of our total revenues.  We also depend on our software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

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

As of April 3, 2009, approximately 15% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

In addition to the macroeconomic factors that have recently affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price.  The timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors or any other material announcements could affect our stock price.  Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change.  Continued volatility in the financial markets could also cause further declines in our stock price, which could trigger an impairment of the goodwill of our individual reporting units that could be material to our condensed consolidated financial statements.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements’ attention and resources, which could adversely affect our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the third quarter of 2008.

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 3, 2009 – January 30, 2009	—	$24.80	—	—
January 31, 2009 – February 27, 2009	19	34.44	—	—
February 28, 2009 – April 3, 2009	87	39.67	638	1,954
Total	106		638	1,954

(1)
All purchases were made pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our stock incentive plans and Employee Stock Purchase Plan for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  Our stock repurchase program will terminate on January 1, 2010.  Pursuant to our 2007 Credit Facility, we are subject to covenants that will limit our ability to repurchase our common stock.  However, we amended our 2007 Credit Facility on June 19, 2008 so that we are allowed to repurchase up to one million shares of common stock annually if we maintain various designated financial criteria.  During the three months ended April 3, 2009, we completed the repurchase of 0.6 million shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)                 Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.02	By-laws of URS Corporation as amended and restated on September 5, 2008.	8-K	3.02	9/11/2008
10.1	URS Corporation Restated Incentive Compensation Plan, adopted March 25, 2009.	8-K	10.1	3/31/2009	*
10.2	URS Corporation Restated Incentive Compensation Plan 2009 Plan Year Summary, adopted March 25, 2009.	8-K	10.2	3/31/2009	*
10.3	URS Corporation tax gross-up policy.	8-K	N/A	4/29/2009	*
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: May 13, 2009	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.