Form 10-Q
period 2009-07-03
URS CORP /NEW/
filed 2009-08-12
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16BClass	Outstanding at August 3, 2009

Common Stock, $.01 par value	84,312,567

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services and other business trends; potential new project awards and other opportunities; future accounting and actuarial estimates, including our goodwill sensitivity analysis; future income taxes; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees and contingencies; future capital expenditures and resources; our ability to create and maintain effective cost controls; future dispositions and asset sales; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions.  However, such forward-looking statements by their nature involve risks and uncertainties.  We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in our forward-looking statements: economic weakness and declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; impairment of our goodwill; impact of recent liquidity constraints upon us or upon our clients; our leveraged position and the ability to service our debt; restrictive covenants in our 2007 Credit Facility; our ability to procure government contracts; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; availability of bonding and insurance; integration of acquisitions; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; nuclear energy indemnification; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; retirement plan obligations; risks associated with international operations; business activities in high security risk countries; third-party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 43, Risk Factors beginning on page 76, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

i       ITEM 1.  FINANCIAL STATEMENTS

2BURS CORPORATION AND SUBSIDIARIES
3BCONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
4B(In thousands, except per share data)

	July 3, 2009	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$447,970	$223,998
Short-term investments	165,530	—
Accounts receivable, including retentions of $46,740 and $51,141, respectively	1,009,111	1,062,177
Costs and accrued earnings in excess of billings on contracts	1,001,721	1,079,047
Less receivable allowances	(39,302)	(39,429)
Net accounts receivable	1,971,530	2,101,795
Deferred tax assets	114,837	161,061
Prepaid expenses and other assets	211,722	153,627
Total current assets	2,911,589	2,640,481
Investments in and advances to unconsolidated joint ventures	84,798	269,616
Property and equipment at cost, net	322,102	347,076
Intangible assets, net	485,095	511,508
Goodwill	3,158,463	3,158,205
Other assets	81,987	74,266
Total assets	$7,044,034	$7,001,152
LIABILITIES AND EQUITY
Current liabilities:
Book overdrafts	$1,412	$438
Current portion of long-term debt	116,941	16,506
Accounts payable and subcontractors payable, including retentions of $78,306 and $85,097, respectively	606,658	712,552
Accrued salaries and wages	394,466	430,938
Billings in excess of costs and accrued earnings on contracts	241,616	254,186
Accrued expenses and other	245,115	172,735
Total current liabilities	1,606,208	1,587,355
Long-term debt	881,609	1,091,528
Deferred tax liabilities	327,700	270,165
Self-insurance reserves	108,484	101,930
Pension, post-retirement, and other benefit obligations	195,276	202,520
Other long-term liabilities	91,452	91,898
Total liabilities	3,210,729	3,345,396
Commitments and contingencies (Note 8)
URS Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200,000 shares; 85,993 and 85,004 shares issued, respectively; and 84,303 and 83,952 shares outstanding, respectively	859	850
Treasury stock, 1,690 and 1,052 shares at cost, respectively	(66,557)	(42,585)
Additional paid-in capital	2,860,118	2,838,290
Accumulated other comprehensive loss	(38,088)	(55,866)
Retained earnings	1,054,550	883,942
Total URS stockholders’ equity	3,810,882	3,624,631
Noncontrolling interests	22,423	31,125
Total stockholders’ equity	3,833,305	3,655,756
Total liabilities and stockholders’ equity	$7,044,034	$7,001,152

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues	$2,297,608	$2,530,944	$4,818,246	$4,789,971
Cost of revenues	(2,169,268)	(2,403,013)	(4,548,691)	(4,559,757)
General and administrative expenses	(20,607)	(20,458)	(38,692)	(36,636)
Equity in income of unconsolidated joint ventures	18,332	26,986	58,345	56,732
Operating income	126,065	134,459	289,208	250,310
Interest expense	(11,926)	(23,126)	(26,649)	(48,745)
Other income, net (Note 2)	55,498	—	47,914	—
Income before income taxes	169,637	111,333	310,473	201,565
Income tax expense	(69,490)	(47,534)	(127,125)	(84,985)
Net income	100,147	63,799	183,348	116,580
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(5,011)	(4,374)	(12,740)	(7,785)
Net income attributable to URS	$95,136	$59,425	$170,608	$108,795

Comprehensive income (loss):
Net income	$100,147	$63,799	$183,348	$116,580
Pension and post-retirement related adjustments, net of tax	43	—	86	—
Foreign currency translation adjustments, net of tax	14,999	5	10,322	5,418
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	5,115	—	5,115	—
Reclassification of unrealized loss on foreign currency forward contract, net of tax	7,617	—	—	—
Unrealized gain (loss) on interest rate swaps, net of tax	1,028	7,713	2,255	(2,799)
Comprehensive income	128,949	71,517	201,126	119,199
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(5,011)	(4,374)	(12,740)	(7,785)
Comprehensive income attributable to URS	$123,938	$67,143	$188,386	$111,414

Earnings per share (Note 1):
Basic	$1.17	$.70	$2.10	$1.30
Diluted	$1.16	$.70	$2.08	$1.29
Weighted-average shares outstanding (Note 1):
Basic	81,347	81,989	81,420	81,897
Diluted	82,025	82,605	82,021	82,527

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
B(In thousands, except shares data)

				Additional	Accumulated Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 28, 2007	83,303	$833	$(287)	$2,797,238	$16,635	$664,151	$3,478,570	$25,086	$3,503,656
Employee stock purchases and exercises of stock options	(4)	—	—	32	—	—	32	—	32
Stock-based compensation	971	10	—	14,281	—	—	14,291	—	14,291
Tax benefit of stock-based compensation	—	—	—	548	—	—	548	—	548
Foreign currency translation adjustments, net of tax	—	—	—	—	5,418	—	5,418	—	5,418
Interest rate swaps, net of tax	—	—	—	—	(2,799)	—	(2,799)	—	(2,799)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,189)	(6,189)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	432	432
Net income	—	—	—	—	—	108,795	108,795	7,785	116,580
Balances, June 27, 2008	84,270	$843	$(287)	$2,812,099	$19,254	$772,946	$3,604,855	$27,114	$3,631,969

Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631	$31,125	$3,655,756
Employee stock purchases and exercises of stock options	103	1	—	1,280	—	—	1,281	—	1,281
Stock-based compensation	886	8	—	18,781	—	—	18,789	—	18,789
Tax benefit of stock-based compensation	—	—	—	1,767	—	—	1,767	—	1,767
Foreign currency translation adjustments, net of tax	—	—	—	—	10,322	—	10,322	—	10,322
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	—	—	—	5,115	—	5,115	—	5,115
Pension and post-retirement related adjustments, net of tax	—	—	—	—	86	—	86	—	86
Interest rate swaps, net of tax	—	—	—	—	2,255	—	2,255	—	2,255
Purchase of treasury stock	(638)	—	(23,972)	—	—	—	(23,972)	—	(23,972)
Unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	(10,728)	—	(10,728)	—	(10,728)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	10,728	—	10,728	—	10,728
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22,241)	(22,241)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	799	799
Net income	—	—	—	—	—	170,608	170,608	12,740	183,348
Balances, July 3, 2009	84,303	$859	$(66,557)	$2,860,118	$(38,088)	$1,054,550	$3,810,882	$22,423	$3,833,305

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
5BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
6B(In thousands)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities:
Net income	$183,348	$116,580
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	45,645	43,843
Amortization of intangible assets	26,413	26,848
Amortization of debt issuance costs	3,994	4,139
Loss on settlement of foreign currency forward contract	27,675	—
Net gain on sale of investment in unconsolidated joint venture	(75,589)	—
Normal profit	(2,589)	(8,760)
Provision for doubtful accounts	2,959	1,473
Deferred income taxes	89,938	40,100
Stock-based compensation	18,789	14,291
Excess tax benefits from stock-based compensation	(1,767)	(548)
Equity in income of unconsolidated joint ventures, less dividends received	(11,303)	(9,915)
Changes in operating assets, liabilities and other, net of effects of acquisition:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	137,268	(75,660)
Prepaid expenses and other assets	8,975	8,574
Investments in and advances to unconsolidated joint ventures	8,348	(3,695)
Accounts payable, accrued salaries and wages and accrued expenses	(134,692)	25,877
Billings in excess of costs and accrued earnings on contracts	(12,306)	9,814
Other long-term liabilities	665	17,212
Other assets, net	5,433	65
Total adjustments and changes	137,856	93,658
Net cash from operating activities	321,204	210,238
Cash flows from investing activities:
Payments for business acquisition	—	(2,316)
Proceeds from disposal of property and equipment, and sale-leaseback transactions	3,708	8,435
Proceeds from sale of investment in unconsolidated joint venture, net of related selling costs	282,584	—
Payment in settlement of foreign currency forward contract	(273,773)	—
Receipt in settlement of foreign currency forward contract	246,098	—
Investments in and advances to unconsolidated joint ventures	(10,294)	(23,116)
Changes in restricted cash	(954)	1,937
Capital expenditures, less equipment purchased through capital leases and equipment notes	(21,253)	(45,628)
Purchase of short-term investments	(165,530)	—
Net cash from investing activities	60,586	(60,688)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
8B(In thousands)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from financing activities:
Long-term debt principal payments	(112,406)	(104,344)
Net payments under lines of credit and short-term notes	(220)	(220)
Net change in book overdrafts	974	(14,534)
Capital lease obligation payments	(3,196)	(3,996)
Excess tax benefits from stock-based compensation	1,767	548
Proceeds from employee stock purchases and exercises of stock options	9,242	5,858
Distributions to noncontrolling interests	(30,007)	(11,441)
Purchase of treasury stock	(23,972)	—
Net cash from financing activities	(157,818)	(128,129)
Net increase in cash and cash equivalents	223,972	21,421
Cash and cash equivalents at beginning of period	223,998	256,502
Cash and cash equivalents at end of period	$447,970	$277,923

Supplemental information:
Interest paid	$23,770	$45,916
Taxes paid	$45,174	$25,824
Taxes refunded	$30,000	$—

Supplemental schedule of noncash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$3,688	$6,671

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

0BNOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

1BOverview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have more than 47,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We operate through three divisions:  the URS Division, the EG&G Division and the Washington Division.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended January 2, 2009.  The results of operations for the six months ended July 3, 2009 are not indicative of the operating results for the full year or for future years.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Earnings Per Share

Effective January 3, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on Emerging Issues Task Force (“EITF”) Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which required us to include particular participating securities in using the two-class method to calculate earnings per share (“EPS”).  Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period.  In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.  Our participating securities consisted of unvested restricted stock awards and units, issued prior to November 2008, which have a legal right to share in dividends, if declared, even though the underlying shares were unvested.  During the quarter ended April 3, 2009, we amended these restricted stock awards and units to be non-participating securities until vested.  As a result, the effect of FSP EITF 03-6-1 on our EPS for the three and six months ended July 3, 2009 was not material.  However, since this FSP requires retrospective application, our EPS for the three and six months ended June 27, 2008 were modified to reflect the impact of the adoption of this FSP.

In our computation of diluted EPS, we exclude the potential shares related to stock options that are issued and unexercised, where the exercise price exceeds the average market price.  We also exclude nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.

The following table summarizes the earnings available to common stockholders for both basic and diluted EPS calculations, the reconciliation between weighted-average shares outstanding used in calculating basic and diluted EPS, and the anti-dilutive shares that were excluded from the computation of diluted EPS for the three and six months ended July 3, 2009 and June 27, 2008:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net income attributable to URS	$95,136	$59,425	$170,608	$108,795
Less: Earnings allocated to participating securities	—	(1,782)	—	(2,639)
Earnings available to common stockholders – Basic and Diluted	$95,136	$57,643	$170,608	$106,156

Weighted-average common stock shares outstanding	81,347	81,989	81,420	81,897
Effect of dilutive stock options and restricted stock awards and units	678	616	601	630
Weighted-average common stock outstanding – Diluted	82,025	82,605	82,021	82,527

(In thousands)	July 3, 2009	June 27, 2008
Anti-dilutive equity awards not included above	729	—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  From time to time, we have book overdraft positions consisting primarily of outstanding checks that have not cleared the bank accounts by the end of the reporting period.  We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.  Restricted cash was included in other current assets because it was not material.

At July 3, 2009 and January 2, 2009, cash and cash equivalents included $76.0 million and $95.3 million, respectively, of cash and cash equivalents held by our consolidated joint ventures.

Short-term investments

Short-term investments consist of all highly liquid investments, including interest-bearing time deposits, with maturities of more than 90 days, but less than a year, at the date of purchase. The carrying values of our short-term investments approximate their fair values.

Accounts Receivable and Costs and Accrued Earnings in Excess of Billings on Contracts

Accounts receivable in the accompanying Condensed Consolidated Balance Sheets are primarily comprised of amounts billed to clients for services already provided, but which have not yet been collected.  Occasionally, under the terms of specific contracts, we are permitted to submit invoices in advance of providing our services to our clients and to the extent they have not been collected, these amounts are also included in accounts receivable.

Costs and accrued earnings in excess of billings on contracts in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  As of July 3, 2009 and January 2, 2009, costs and accrued earnings in excess of billings on contracts were $1.00 billion and $1.08 billion, respectively.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.

Accounts receivable and costs and accrued earnings in excess of billings on contracts include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.  At July 3, 2009, significant unapproved change orders and claims collectively represented approximately 3% of our accounts receivable and accrued earnings in excess of billings on contracts.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts between the U.S. federal government and other customers as of July 3, 2009 and January 2, 2009.

	As of
(In millions)	July 3, 2009	January 2, 2009
Accounts receivable:
U.S. federal government	$376.4	$294.5
Others	632.7	767.7
Total accounts receivable	$1,009.1	$1,062.2
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$491.4	$471.4
Others	510.3	607.6
Total costs and accrued earnings in excess of billings on contracts	$1,001.7	$1,079.0

Interim and Annual Goodwill Impairment Review

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews if triggering events occur, such as the sale of a significant portion of one of our reporting units or other changes in business circumstances.  Our 2008 annual review did not indicate an impairment of goodwill for any of our reporting units.  On June 10, 2009, we sold our equity investment in an incorporated mining joint venture in Germany – MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants, as discussed in Note 2, “Investments in and Advances to Joint Ventures.”  This event triggered an interim impairment review of our Infrastructure and Mining reporting unit, which did not indicate an impairment of the goodwill relating to that reporting unit.

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

Goodwill impairment reviews involve a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value using market information and discounted cash flow analyses, referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated operating results and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions.  To arrive at our cash flow projections, we use estimates of economic and market information over a projection period of ten years, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We validate our estimate of fair value of each reporting unit under the income approach by comparing the resulting values to fair value estimates using a market approach.  A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of the reporting units.  When performing our annual impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.  If our reconciliations indicate a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment.  The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit were being acquired in a business combination.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

While our annual impairment review did not result in impairment for any of our reporting units, there are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

If our goodwill were impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.  However, any potential non-cash charge would not have any adverse effect on the covenant calculations required under our 2007 Credit Facility or our overall compliance with the covenants of our 2007 Credit Facility.

In our 2008 annual impairment review, we identified and evaluated eight reporting units.  In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.  As a result of that evaluation, we concluded that the following were our reporting units:

•	The URS Division Operating Segment

•	Within the EG&G Division Operating Segment:

o	Defense

o	EG&G

•	Within the Washington Division Operating Segment:

o	Energy & Environment

o	Infrastructure

o	Industrial/Process

o	Mining

o	Power

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Goodwill was allocated to the reporting units based upon the respective fair values of the reporting units at the time of the various acquisitions that gave rise to the recognition of goodwill.

As of the date of our 2008 annual impairment review, the URS Division and Infrastructure reporting units included an aggregate of $704 million of goodwill and had fair values in excess of their carrying values of approximately 6%.  It is reasonably possible that changes in the numerous variables associated with the judgments, assumptions and estimates we made in assessing the fair value of our goodwill could cause these or other reporting units to become impaired.  There were no other reporting units that we deemed to have a reasonable risk of a material impairment charge at that time.

Beginning in the first quarter of our fiscal year 2009, we merged the operations of our Infrastructure and Mining reporting units into one reporting unit, “Infrastructure and Mining.”  On June 10, 2009, we sold our equity investment in MIBRAG, an Infrastructure and Mining joint venture, which was significant to our mining operations.  The sale of MIBRAG triggered an interim impairment review of this reporting unit.  As of June 11, 2009, the Infrastructure and Mining reporting unit had $294 million of goodwill and had a fair value in excess of its carrying value of approximately 2%.  As a result, our review indicated that the Infrastructure and Mining reporting unit’s goodwill had not been impaired.

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

We record provisions for estimated losses on uncompleted contracts in the period in which such losses become known.  The cumulative effects of revisions to contract revenues and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated.  These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. or other government contracts and contract closeout settlements.

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	As of
(In millions)	July 3, 2009	January 2, 2009
Billings in excess of costs and accrued earnings on contracts	$181.1	$182.6
Advance payments negotiated as a contract condition	23.8	30.4
Estimated losses on uncompleted contracts	17.7	21.0
Normal profit liabilities	8.9	11.1
Project-related legal liabilities and other project-related reserves	7.1	4.0
Other	3.0	5.1
Total	$241.6	$254.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Adopted and Other Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Four FSPs on this statement were subsequently issued.  FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or SFAS No. 141(R), “Business Combinations (Revised 2007)” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP became effective for us at the beginning of our 2009 fiscal year.  FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” issued on October 10, 2008, clarified the application of SFAS 157 for financial assets when the market for that asset is not active.  This FSP was effective upon issuance.  FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”) issued on April 9, 2009, became effective for us at the beginning of our second fiscal quarter, which ended on July 3, 2009.  This FSP provides additional guidance on (i) determining when the volume and level of activity for the asset or liability has significantly decreased, (ii) identifying circumstances in which a transaction is not orderly, and (iii) understanding the fair value measurement implications of both (i) and (ii).

Our adoption of SFAS 157 on December 29, 2007, which was limited to financial assets and liabilities, and our adoption of FSP 157-2 on January 3, 2009, which was for the non-financial assets and non-financial liabilities, did not have a material impact on our condensed consolidated financial statements.  Our adoption of FSP 157-4 did not have a material impact on our condensed consolidated financial statements.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests were previously described as minority interests in our condensed consolidated financial statements.  SFAS 160 requires that (i) noncontrolling interests in the condensed consolidated financial statements be reclassified as equity and be presented as a separate line item under stockholders’ equity, (ii) consolidated net income be adjusted to separately state the net income attributed to the noncontrolling interests, and (iii) consolidated comprehensive income be adjusted to separately state the comprehensive income attributed to noncontrolling interests.  In addition, the presentation of net income and amounts attributable to noncontrolling interests in our Condensed Consolidated Statements of Cash Flows was revised to reflect the impact of SFAS 160.  SFAS 160 requires prospective application, except that the presentation and disclosure of noncontrolling interests is to be retrospectively applied for all periods presented.  SFAS 160 became effective for us at the beginning of our 2009 fiscal year.  We have presented noncontrolling interests where appropriate throughout our condensed consolidated financial statements included in this report.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In June 2008, the FASB issued FSP EITF 03-6-1.  This FSP states that a share-based payment award that contains nonforfeitable rights to dividends or dividend equivalents prior to vesting is a participating security and should be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  This FSP became effective for us at the beginning of our 2009 fiscal year.  Prior to November 2008, our stock award agreements provided nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, are participating securities as defined in this FSP.  In November 2008, we revised our stock award agreements for future grants so that unvested shares are non-participating securities.  During our quarter ended April 3, 2009, we amended grants issued prior to November 2008 to be non-participating securities until vested.  As a result, the effect of this FSP on our EPS for the three and six months ended July 3, 2009 was not material.  However, since the FSP requires retrospective application, our EPS for the quarter ended June 27, 2008 has been modified to reflect the impact of the adoption of this FSP, which was to reduce our basic EPS from $0.72 to $0.70 and from $1.33 to $1.30 for the three and six months ended June 27, 2008, respectively.  It also reduced our diluted EPS from $0.72 to $0.70 and from $1.32 to $1.29 for the three and six months ended June 27, 2008, respectively.

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

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide more transparency about the assets in defined benefit pension and other postretirement plans.  The new disclosures are designed to provide additional insight into (i) how investment decisions are made, including factors necessary to understanding investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in SFAS 157) on changes in plan assets for the period, and (v) significant concentrations of risk within plan assets.  This FSP became effective for us at the beginning of our 2009 fiscal year for our next annual disclosure and we do not believe it will have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires (i) recognition in the financial statements of the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (ii) disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued, and (iii) disclosure of the nature of the non-recognized subsequent event and related estimate of the financial effects to keep the financial statements from being misleading, or a statement that such an estimate cannot be made. SFAS 165 applies only to the accounting for and disclosure of subsequent events not addressed in other GAAP.  This statement became effective for us in the second quarter of our 2009 fiscal year and applies to our interim and fiscal year financial statements prospectively.  Consistent with past practice, we have evaluated subsequent events through the issuance date of our financial statements, which, for the quarter ended July 3, 2009, was August 12, 2009.  The adoption of SFAS 165 did not have a material impact on our condensed consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”).  The statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by (i) removing the concept of a qualifying special-purpose entity (“QSPE”), (ii) eliminating the exception from FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) that applied to QSPEs, (iii) clarifying that the transferor of a financial asset must evaluate whether, after the transfer, it still directly or indirectly controls the transferred asset, (iv) limiting the circumstances under which a financial asset should be derecognized when the transferor has continuing involvement with the transferred asset or partially transferred asset, (v) removing the special provisions for guaranteed mortgage securitizations, (vi) removing the exemption from initial measurement of servicing assets and servicing liabilities at fair value where it was impracticable to determine fair value, and (vii) requiring additional disclosures concerning transfers of financial assets and a transferor's continuing involvement with such assets.  This statement will be effective for us at the beginning of our 2010 fiscal year and will apply to our interim and fiscal year financial statements thereafter.  We are currently in the process of determining the impact that adoption of this statement will have on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  The statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and amends the consolidation guidance for entities within the scope of FIN 46(R) and QSPEs excluded from the scope of FIN 46(R).  This statement requires us to conduct an on-going assessment, including qualitative analysis, of whether an entity is a variable interest entity (“VIE”), as well as the primary beneficiary of a VIE.  In addition, this statement requires us to provide additional disclosures about significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and financial impact to the company due to the involvement with a VIE.  This statement will be effective for us at the beginning of our 2010 fiscal year and will apply to our interim and fiscal year financial statements thereafter.  We are currently in the process of determining the impact that adoption of this statement will have on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification (“Codification”) is now the single source of authoritative GAAP applicable to all non-governmental entities and will supersede all existing pronouncements, EITF abstracts and other literature issued by the FASB and the American Institute of Certified Public Accountants.  The FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts.  Instead, the FASB will issue accounting standards updates, which will not be considered as authoritative in their own right.  These updates will provide background information about the guidance and the bases for conclusions regarding the changes in the Codification.  Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.  These codification and related updates will be effective for us in the third quarter of our 2009 fiscal year and apply to our interim and fiscal year financial statements thereafter.  The adoption of SFAS 168 will not have a material impact on our condensed consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 2.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

We participate in joint ventures, partnerships and partially-owned limited liability companies.  We have majority ownership in some of these entities, which are consolidated in our financial statements.  In addition, some of these entities are VIEs as defined by FIN 46(R).  An entity in which equity investors do not have the characteristic of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support is subject to consolidation if it is deemed a VIE.  The primary beneficiary is the party that is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both.  We have applied the top-down model when determining our primary beneficiary status.  Accordingly, we have consolidated those entities where we have determined that we are the primary beneficiary.

For further discussion regarding the nature of the risks associated with our participation in such joint ventures, see Note 8, “Commitments and Contingencies.”

Consolidated Ventures

We are a 60% owner and the primary beneficiary of Advatech, LLC. (“Advatech”), which provides design, engineering, construction and construction management services to its customers relating to specific technology involving wet flue gas desulfurization processes.  We have not guaranteed any debt on behalf of Advatech; however, one of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations.  Advatech’s total revenues were $47.4 million and $120.0 million for the three months ended July 3, 2009 and June 27, 2008, respectively.  Advatech’s total revenues were $112.0 million and $193.3 million for the six months ended July 3, 2009 and June 27, 2008, respectively.  The decline in revenues for both the three and six months ended July 3, 2009 is due to the completion of several major projects in 2009, as well as the delay of new projects.

Advatech generally enters into target-price contracts.  The consolidated liabilities of Advatech represent obligations to fulfill contract requirements.  The maximum risk associated with Advatech’s contracts is a combination of the remaining estimated costs, projected cost overruns or other penalties.  The following table presents the total assets, liabilities and owners’ equity of Advatech.

(In thousands)	July 3, 2009	January 2, 2009
Cash and cash equivalents	$25,611	$23,696
Net accounts receivable	45,501	58,838
Other current assets	—	199
Non-current assets	—	3
Total assets	$71,112	$82,736

Accounts and subcontractors payable	$36,219	$39,801
Billings in excess of costs and accrued earnings	10,109	17,515
Accrued expenses and other	209	—
Non-current liabilities	—	349
Total liabilities	46,537	57,665

Total owners’ equity	24,575	25,071
Total liabilities and owners’ equity	$71,112	$82,736

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We also formed a joint venture for the purpose of constructing a cement plant in Missouri.  We have a 55% interest in and are the primary beneficiary of this joint venture.  As of July 3, 2009, our scope of work on this project was substantially complete.  The joint venture’s total revenues were $41.6 million and $150.7 million for the three months ended July 3, 2009 and June 27, 2008, respectively.  The joint venture’s total revenues were $177.5 million and $245.4 million for the six months ended July 3, 2009 and June 27, 2008, respectively.  The following table presents the total assets, liabilities and owners’ equity of the consolidated joint venture described above.

(In thousands)	July 3, 2009	January 2, 2009
Cash and cash equivalents	$31,098	$46,607
Net accounts receivable	17,250	85,285
Total assets	$48,348	$131,892

Accounts and subcontractors payable	$43,627	$121,158
Accrued expenses and other	—	1,179
Total liabilities	43,627	122,337

Total owners’ equity	4,721	9,555
Total liabilities and owners’ equity	$48,348	$131,892

For the three and six months ended July 3, 2009 and June 27, 2008, there were no material changes in our ownership interests in our consolidated joint ventures.  In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Unconsolidated Joint Ventures

We participate in unconsolidated joint ventures in which we do not hold a controlling interest and are not a primary beneficiary, but do exercise significant influence.  We account for these joint ventures using the equity method of accounting.  Under the equity method, we recognize our proportionate share of the net earnings of the joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our Condensed Consolidated Statement of Operations and Comprehensive Income.

Our unconsolidated construction joint ventures are generally controlled by the joint venture partners.  The joint venture agreements typically limit our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.  Although the joint venture’s contract with project owners typically requires joint and several liability, our agreements with our joint venture partners may provide that each partner will assume, recognize and pay its full proportionate share of any losses resulting from a project.  We have no significant commitments beyond completion of the contract.  We also participate in other unconsolidated joint ventures not related to construction projects.  The most significant of these investments was a 50% interest in MIBRAG.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Sale of Equity Investment in MIBRAG

On June 10, 2009, we completed the sale of our equity investment in MIBRAG.  We received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG.  (See Note 4, “Indebtedness” for further discussion of our foreign currency loss related to the foreign currency forward contract).  The following table describes the impact of these transactions for the three and six months ended July 3, 2009:

(In millions)	Three Months Ended July 3, 2009	Six Months Ended July 3, 2009
Other income, net:
Sales proceeds	$287.8	$287.8
Less: carrying value	(207.0)	(207.0)
sale-related costs	(3.8)	(5.2)
Gain on sale	77.0	75.6
Loss on settlement of foreign currency forward contract	(21.5)	(27.7)
Other income, net	$55.5	$47.9

The net after-tax impact of these two transactions resulted in an increase to net income of $35.5 million and $30.6 million for the three and six months ended July 3, 2009, respectively.  It also increased diluted EPS by $0.43 and $0.37 for the three and six months ended July 3, 2009, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, on a combined 100% basis for our unconsolidated joint ventures:

(In thousands)	MIBRAG Mining Venture (1)	Other Unconsolidated Joint Ventures (2)
July 3, 2009
Current assets	N/A	$584,146
Noncurrent assets	N/A	$17,877
Current liabilities	N/A	$439,131

January 2, 2009
Current assets	$173,270	$587,502
Noncurrent assets	$1,048,991	$15,097
Current liabilities	$82,100	$444,845
Noncurrent liabilities	$782,008	$4,348

Three months ended July 3, 2009 (1)
Revenues	$85,429	$439,529
Cost of revenues	(78,285)	(381,358)
Income from continuing operations before tax	$7,144	$58,171
Net income	$6,975	$53,791

Three months ended June 27, 2008
Revenues	$134,144	$558,032
Cost of revenues	(118,483)	(491,484)
Income from continuing operations before tax	$15,661	$66,548
Net income	$14,552	$66,548

Six months ended July 3, 2009 (1)
Revenues	$219,606	$1,001,574
Cost of revenues	(181,770)	(873,581)
Income from continuing operations before tax	$37,836	$127,993
Net income	$37,307	$121,354

Six months ended June 27, 2008
Revenues	$264,008	$1,009,586
Cost of revenues	(228,296)	(892,151)
Income from continuing operations before tax	$35,712	$117,435
Net income	$33,594	$117,435

(1)	The financial information for the MIBRAG mining venture is presented through June 10, 2009, the closing date of the sale of our equity investment in MIBRAG.

(2)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

For the three and six months ended June 27, 2008, we received $2.3 million and $4.7 million, respectively, of distributions from our MIBRAG mining venture.  There was no distribution from MIBRAG for the three and six months ended July 3, 2009.  We also received $24.1 million and $15.9 million, respectively, of distributions from other unconsolidated joint ventures for the three months ended July 3, 2009 and June 27, 2008 and $47.0 million and $42.1 million, respectively, for the six months ended July 3, 2009 and June 27, 2008.

NOTE 3.  PROPERTY, EQUIPMENT, AND INTANGIBLE ASSETS

Property and Equipment

Our property and equipment consisted of the following:

(In thousands)	July 3, 2009	January 2, 2009
Equipment and internal-use software	$376,334	$365,855
Construction and mining equipment	183,615	180,268
Furniture and fixtures	55,464	54,214
Leasehold improvements	66,808	63,267
Construction in progress	2,007	3,564
Land and improvements	584	584
	684,812	667,752
Accumulated depreciation and amortization	(362,710)	(320,676)
Property and equipment at cost, net	$322,102	$347,076

Depreciation expense related to property and equipment was $23.0 million and $23.7 million for the three months ended July 3, 2009 and June 27, 2008, respectively.  Depreciation expense related to property and equipment was $45.6 million and $43.8 million for the six months ended July 3, 2009 and June 27, 2008, respectively.

Intangible Assets

Amortization expense related to intangible assets was $13.2 million and $13.4 million for the three months ended July 3, 2009 and June 27, 2008, respectively.  Amortization expense related to intangible assets was $26.4 million and $26.8 million for the six months ended July 3, 2009 and June 27, 2008, respectively.

NOTE 4.  INDEBTEDNESS

Indebtedness consisted of the following:

(In thousands)	July 3, 2009	January 2, 2009
Bank term loans, net of debt issuance costs	$954,685	$1,059,377
Obligations under capital leases	15,505	14,785
Notes payable, foreign credit lines and other indebtedness	28,360	33,872
Total indebtedness	998,550	1,108,034
Less:
Current portion of long-term debt	116,941	16,506
Long-term debt	$881,609	$1,091,528

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

2007 Credit Facility

As of July 3, 2009 and January 2, 2009, the outstanding balance of term loan A was $758.9 million and $842.8 million at interest rates of 1.68% and 2.69%, respectively.  As of July 3, 2009 and January 2, 2009, the outstanding balance of term loan B was $209.1 million and $232.2 million at interest rates of 2.68% and 3.69%, respectively.

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

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the Washington Group International, Inc. (“WGI”) acquisition in 2007.  As of July 3, 2009, our consolidated leverage ratio was 1.4, which did not exceed the maximum consolidated leverage ratio of 2.75, and our consolidated interest coverage ratio was 11.9, which met the minimum consolidated interest coverage ratio of 4.5.  We were in compliance with the covenants of our 2007 Credit Facility as of July 3, 2009.

Revolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of July 3, 2009 and January 2, 2009.  As of July 3, 2009, we issued $206.3 million of letters of credit leaving $493.7 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of July 3, 2009, we would remain in compliance with the covenants of our 2007 Credit Facility.

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Six Months Ended July 3, 2009	Year Ended January 2, 2009
Effective average interest rates paid on the revolving line of credit	1.6%	5.6%
Average daily revolving line of credit balances	$—	$0.2
Maximum amounts outstanding at any one point in time	$0.3	$7.7

10BOther Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of July 3, 2009 and January 2, 2009, we had outstanding amounts of $28.4 million and $33.9 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  As of both July 3, 2009 and January 2, 2009, the weighted-average interest rates of the notes were approximately 5.7%.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of July 3, 2009 and January 2, 2009, we had $15.1 million and $13.3 million in lines of credit available under these facilities, respectively, with no amount outstanding.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Capital Leases.  As of July 3, 2009 and January 2, 2009, we had approximately $15.5 million and $14.8 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Fair Values of Debt Instruments, Short-term Investments and Derivative Instruments

2007 Credit Facility

As of July 3, 2009 and January 2, 2009, the estimated current market value of term loans A and B, net of debt issuance costs, was approximately $4.8 million and $104.4 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market as of July 3, 2009 and multiplying it by the outstanding balance of our term loans as of July 3, 2009.  The increase in the fair value of our loans is primarily due to the improvement in the financial markets.

Interest Rate Swaps

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million.  As of July 3, 2009 and January 2, 2009, the fair values of our swap liabilities were $11.9 million and $15.7 million, respectively.  The short-term portion of the swap liabilities was recorded in “Accrued expenses and other” and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to the fair values of the swap liabilities were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps are an effective hedge.

Foreign Currency Forward Contract

On March 4, 2009, we entered into a foreign currency forward contract with a notional amount of €196.0 million (equivalent to U.S. $246.1 million per the contract) with a maturity window from April 15, 2009 to July 31, 2009.  The primary objective of the contract was to manage our exposure to foreign currency transaction risk related to the Euro proceeds we received from the sale of our equity investment in MIBRAG, which closed on June 10, 2009.  We designated €128.0 million (equivalent to U.S. $160.7 million at the contractual rate) of the contract as a hedge of our net investment in MIBRAG.

On June 12, 2009, we settled our foreign currency forward contract.  For the three and six months ended July 3, 2009, we recorded a loss on the settlement of this contract of $21.5 million and $27.7 million, respectively, in “Other income, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income.  The following table presents the components of our foreign currency forward contract loss:

(In millions)	Three Months Ended April 3, 2009	Three Months Ended July 3, 2009	Six Months Ended July 3, 2009
Effective hedge portion of the contract	$—	$17.9	$17.9
Unhedged portion of the contract	6.2	3.6	9.8
Loss on settlement of foreign currency forward contract	$6.2	$21.5	$27.7

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

Valuation

Our short-term investments and derivative instruments, which consist of our interest rate swaps, were carried at fair values as of July 3, 2009, as presented in the following table:

(In millions)	Total Carrying Value as of July 3, 2009	Fair Value Measurement as of July 3, 2009
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$11.9	$—	$11.9	$—
Short-term investments	165.5	—	165.5	—

Our derivative instruments are used as risk management tools and are not used for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data as of July 3, 2009 and for the duration of each derivative’s terms.  The fair values of our short-term investments, consisting of interest-bearing time deposits, approximate their carrying values based upon the current market rates for similar instruments.

NOTE 5.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Domestic Pension and Supplemental Executive Retirement Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to the domestic pension and supplemental executive retirement plans for the three and six months ended July 3, 2009 and June 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Service cost	$1,660	$1,684	$3,320	$3,368
Interest cost	4,605	4,500	9,210	9,000
Expected return on plan assets	(3,745)	(3,914)	(7,490)	(7,828)
Amortization of:
Prior service costs	(796)	(518)	(1,592)	(1,036)
Net loss	246	12	492	24
Net periodic pension cost	$1,970	$1,764	$3,940	$3,528

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

During the six months ended July 3, 2009, we made cash contributions of $5.4 million to the pension plans.  We currently expect to make additional cash contributions of approximately $8.0 million for the remainder of 2009.

Final Salary Pension Fund

As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Fund (“Final Salary Pension Fund”) in the United Kingdom.  The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses.  The components of our net periodic pension costs relating to this plan for the three and six months ended July 3, 2009 and June 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Interest cost	$182	$312	$355	$624
Expected return on plan assets	(106)	(131)	(207)	(263)
Amortization of:
Net loss	—	52	—	103
Net periodic pension cost (1)	$76	$233	$148	$464

(1) We used the current rate method in translating our net periodic pension costs to the U.S. dollar.

During the six months ended July 3, 2009, we made cash contributions of $0.5 million to the Final Salary Pension Fund.  We currently expect to make additional cash contributions during 2009 of approximately $0.6 million.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans).  Post-retirement benefit plans provide medical and life insurance benefits to employees that meet eligibility requirements.  All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.

The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three months ended July 3, 2009 and June 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Service cost	$16	$17	$32	$34
Interest cost	637	647	1,274	1,294
Expected return on plan assets	(53)	(74)	(106)	(148)
Amortization of:
Net gain	(36)	(57)	(72)	(114)
Net periodic benefit cost	$564	$533	$1,128	$1,066

During the six months ended July 3, 2009, we did not make any cash contributions to the post-retirement benefit plans, nor do we currently expect to make any additional cash contributions in 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 6.  STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

Equity Incentive Plans

As of July 3, 2009, we had approximately 3.6 million shares in reserve and had issued or issuable restricted stock awards and units of approximately 1.4 million shares under the 2008 Equity Incentive Plan.  Although the 1991 Equity Incentive Plan and the 1999 Equity Incentive Plan (“1999 Plan”) are inactive, as of July 3, 2009, there were still approximately 1.0 million shares remaining under these plans, which are issuable into common stock upon vesting of restricted stock units or the exercise of stock options.

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents our stock-based compensation expenses related to restricted stock awards and units, employee stock purchase plan and the related income tax benefits recognized, for the three and six months ended July 3, 2009 and June 27, 2008.

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Stock-based compensation expenses:
Restricted stock awards and units	$10.1	$7.7	$18.0	$14.3
Employee stock purchase plan	0.1	—	0.8	—
Stock-based compensation expenses	$10.2	$7.7	$18.8	$14.3

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$3.9	$3.0	$7.2	$5.5

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

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over the applicable vesting periods that range from three to four years.  Vesting of some awards is subject to both service requirements and performance conditions.  The restricted stock awards and units with a performance condition will vest upon achievement of an annual net income target, established in the first quarter of the fiscal year preceding such vesting date.  Pursuant to SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), the performance awards are measured based on the stock price on the date that all the key terms and conditions related to the award are known and are expensed over their respective vesting periods.  Restricted stock awards and restricted stock units that are subject only to service requirements are expensed on a straight-line basis over their respective vesting periods.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

As of July 3, 2009, we had estimated unrecognized stock-based compensation expense of $110.7 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.5 years.  The following table summarizes the total fair values of vested shares, according to their contractual terms, and the grant date fair values of restricted stock awards and units granted during the six months ended July 3, 2009 and June 27, 2008:

(In millions)	July 3, 2009	June 27, 2008
Fair values of shares vested	$20.5	$17.6
Grant date fair values of restricted stock awards and units granted	$49.8	$37.5

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of July 3, 2009 and for the six months ended July 3, 2009 is presented below:

	Six Months Ended July 3, 2009
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 2, 2009	2,488,531	$40.37
Granted	1,060,613	$46.93
Vested	(503,366)	$40.80
Forfeited	(127,773)	$42.44
Nonvested at July 3, 2009	2,918,005	$42.59

Stock Options

We have not granted any stock options since September 2005.  A summary of the status of, and changes in, stock options granted under our 1991 Stock Incentive Plan and 1999 Plan, as of July 3, 2009 and for the six months ended July 3, 2009, according to their contractual terms, which provide for expiration of the options in ten years from the date of grant, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2009	1,034,604	$22.77	4.31	$19.3
Exercised	(183,362)	$22.17
Forfeited/expired/cancelled	(4,540)	$22.12
Outstanding and exercisable at July 3, 2009	846,702	$22.91	3.87	$20.4

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $46.95 as of July 3, 2009, which would have been received by the option holders had all option holders exercised their options on that date.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

For the six months ended July 3, 2009 and June 27, 2008, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $4.4 million and $1.0 million, respectively.  All of our stock option awards were fully vested in 2008 and, at July 3, 2009, there was no remaining unrecognized stock-based compensation expense related to nonvested stock option awards.  The total fair value of stock options vested during the six months ended June 27, 2008 was $0.1 million.

Stock Repurchase Program

During the first quarter ended April 3, 2009, we repurchased an aggregate of 0.6 million shares of our common stock at an average price of $37.57 per common share for approximately $24.0 million.  We did not repurchase any of our common stock during the three months ended July 3, 2009.  These repurchases were permitted under our 2007 Credit Facility as amended on June 19, 2008.

NOTE 7.  SEGMENT AND RELATED INFORMATION

We operate our business through three segments: the URS Division, the EG&G Division and the Washington Division.  Our divisions all provide program management, planning, design, engineering, and operations and maintenance services to clients of differing sizes and types.  In addition, the URS and Washington Divisions provide construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients in the U.S. and internationally.  The EG&G Division also provides systems engineering and technical assistance, operations and maintenance, and decommissioning and closure services to various U.S. federal government agencies.  The EG&G Division provides services primarily to the Department of Defense (“DOD”), National Aeronautics and Space Administration, and Department of Homeland Security.

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

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues
URS Division	$812.1	$887.6	$1,643.7	$1,706.8
EG&G Division	652.7	576.2	1,287.1	1,125.5
Washington Division	850.7	1,081.1	1,924.0	1,982.7
Inter-segment, eliminations and other	(17.9)	(14.0)	(36.6)	(25.0)
Total revenues	$2,297.6	$2,530.9	$4,818.2	$4,790.0
Equity in income of unconsolidated joint ventures
URS Division	$0.9	$2.4	$3.4	$4.3
EG&G Division	1.2	1.9	3.0	3.6
Washington Division	16.2	22.7	51.9	48.8
Total equity in income of unconsolidated joint ventures	$18.3	$27.0	$58.3	$56.7
Contribution (1)
URS Division	$71.6	$69.7	$137.0	$128.4
EG&G Division	39.2	33.6	75.6	60.7
Washington Division	34.3	49.0	105.3	92.2
General and administrative expenses (2)	(28.0)	(26.0)	(51.4)	(46.4)
Corporate interest expense	(11.4)	(22.3)	(25.3)	(46.7)
Total contribution	$105.7	$104.0	$241.2	$188.2
Operating income
URS Division	$70.2	$67.0	$133.6	$124.4
EG&G Division	38.1	32.7	73.9	59.1
Washington Division	38.3	55.2	120.3	103.4
General and administrative expenses (2)	(20.6)	(20.5)	(38.7)	(36.6)
Total operating income	$126.0	$134.4	$289.1	$250.3
Depreciation and amortization
URS Division	$8.7	$7.6	$17.1	$16.6
EG&G Division	5.6	5.9	11.3	11.6
Washington Division	20.0	21.5	40.0	40.0
Corporate and other	1.9	2.2	3.7	2.5
Total depreciation and amortization	$36.2	$37.2	$72.1	$70.7

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A reconciliation of segment contribution to segment operating income for the three and six months ended July 3, 2009 and June 27, 2008 is as follows:

	Three Months Ended July 3, 2009
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$71.6	$39.2	$34.3	$(28.0)	$(11.4)	$—	$105.7
Noncontrolling interests	1.6	—	6.8	—	—	—	8.4
SFAS 123(R) expenses	(3.3)	(1.1)	(2.8)	7.2	—	—	—
Other miscellaneous unallocated expenses	0.3	—	—	0.2	11.4	—	11.9
Operating income (loss)	$70.2	$38.1	$38.3	$(20.6)	$—	$—	$126.0

	Three Months Ended June 27, 2008
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$69.7	$33.6	$49.0	$(26.0)	$(22.3)	$—	$104.0
Noncontrolling interests	(0.2)	—	7.7	—	—	—	7.5
SFAS 123(R) expenses	(2.6)	(0.9)	(1.7)	5.2	—	—	—
Other miscellaneous unallocated expenses	0.1	—	0.2	0.3	22.3	—	22.9
Operating income (loss)	$67.0	$32.7	$55.2	$(20.5)	$—	$—	$134.4

	Six Months Ended July 3, 2009
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$137.0	$75.6	$105.3	$(51.4)	$(25.3)	$—	$241.2
Noncontrolling interests	2.2	—	19.1	—	—	—	21.3
SFAS 123(R) expenses	(6.3)	(1.7)	(4.4)	12.4	—	—	—
Other miscellaneous unallocated expenses	0.7	—	0.3	0.3	25.3	—	26.6
Operating income (loss)	$133.6	$73.9	$120.3	$(38.7)	$—	$—	$289.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

	Six Months Ended June 27, 2008
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$128.4	$60.7	$92.2	$(46.4)	$(46.7)	$—	$188.2
Noncontrolling interests	—	—	13.4	—	—	—	13.4
SFAS 123(R) expenses	(5.0)	(1.7)	(2.8)	9.5	—	—	—
Other miscellaneous unallocated expenses	1.0	0.1	0.6	0.3	46.7	—	48.7
Operating income (loss)	$124.4	$59.1	$103.4	$(36.6)	$—	$—	$250.3

Total assets by segment are as follows:

(In millions)	July 3, 2009	January 2, 2009
URS Division	$1,736.1	$1,615.3
EG&G Division	1,482.3	1,487.6
Washington Division	3,389.7	3,596.9
Corporate	5,203.7	5,059.3
Eliminations	(4,767.8)	(4,757.9)
Total assets	$7,044.0	$7,001.2

Total investments in and advances to unconsolidated joint ventures are as follows:

(In millions)	July 3, 2009	January 2, 2009
URS Division	$9.8	$10.5
EG&G Division	4.8	6.1
Washington Division	70.2	253.0
Total investments in and advances to unconsolidated joint ventures	$84.8	$269.6

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation, by geographic areas are shown below.

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenues
United States	$2,073.2	$2,287.2	$4,393.9	$4,349.7
International	227.9	249.4	431.1	450.7
Eliminations	(3.5)	(5.7)	(6.8)	(10.4)
Total revenues	$2,297.6	$2,530.9	$4,818.2	$4,790.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

No individual foreign country contributed more than 10% of our consolidated revenues for the three and six months ended July 3, 2009 and June 27, 2008.

(In millions)	July 3, 2009	January 2, 2009
Property and equipment at cost, net
United States	$234.6	$257.1
International:
Bolivia (1)	43.9	45.5
Other foreign countries	43.6	44.5
Total international	87.5	90.0
Total property and equipment at cost, net	$322.1	$347.1

(1)	Under the terms of a contract with one of our clients, we will sell substantially all of our assets located in Bolivia to this client. See further discussion in Note 10, “Subsequent Event” below.

There are no material concentrations in any individual foreign country, except for those shown in the above table, of our net property and equipment at cost.

Major Customers

Our largest clients are from our federal market sector (41% of our consolidated revenues for the six months ended July 3, 2009).  We have multiple contracts with the U.S. Army, our largest customer, who contributed 17% of our consolidated revenues for the six months ended July 3, 2009.  The loss of the federal government or the U.S. Army, as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 41% of our consolidated revenues.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

Our revenues from the U.S. Army for the three and six months ended July 3, 2009 and June 27, 2008 are presented below:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
The U.S. Army (1)
URS Division	$35.1	$27.4	$68.9	$55.5
EG&G Division	339.4	360.1	693.4	706.3
Washington Division	28.7	33.8	50.4	58.8
Total U.S. Army	$403.2	$421.3	$812.7	$820.6

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas.  The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable.  In March 2005, the Ministry filed a motion to dismiss, which the District Court initially denied, and which was re-affirmed in July 2008 after extensive discovery proceedings.  The Ministry appealed the District Court’s motion to dismiss to the United States Court of Appeals for the Fifth Circuit on August 19, 2008.

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

•
Tampa-Hillsborough County Expressway Authority:  In 1999, URS Corporation Southern, our wholly owned subsidiary, entered into an agreement with the Tampa-Hillsborough County Expressway Authority (the “Authority”) to provide foundation design, project oversight and other services in connection with the construction of the Lee Roy Selmon Elevated Expressway structure (the “Expressway”) in Tampa, Florida.  Also, URS Holdings, Inc., our wholly owned subsidiary, entered into a subcontract agreement with an unrelated third-party to provide geotechnical services in connection with the construction of roads to access the Expressway.  In 2004, during construction of the elevated structure, one pier subsided substantially, causing significant damage to a segment of the elevated structure, though no significant injuries occurred as a result of the incident.  The Authority has completed remediation of the Expressway.

In October 2005, the Authority filed a lawsuit in the Thirteenth Judicial Circuit of Florida against URS Corporation Southern, URS Holdings, Inc. and an unrelated third-party, alleging breach of contract and professional negligence resulting in damages to the Authority exceeding $120 million.

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

One of URS Corporation Southern’s and URS Holdings, Inc.’s excess insurance carriers, Arch Specialty Insurance Company (“Arch”), which was responsible for $15 million in excess coverage, claims that they believe the initial notice of claim provided by our insurance broker was untimely under the Arch excess policies and is, therefore, contesting $5 million of its coverage (the “Arch Claim”).  URS Corporation Southern and URS Holdings, Inc. rejected Arch’s position.  In October 2008, Arch filed a lawsuit in the United States District Court for the Middle District of Florida seeking a declaratory judgment that URS’ claims are not covered by the Arch policies.

On June 29, 2009, URS Corporation Southern and URS Holdings, Inc. entered into a settlement agreement containing no findings of liability or fault with the Authority, Westchester, Arch and other insurers in which URS Corporation Southern’s and URS Holdings, Inc.’s insurers agreed to pay $74.8 million to the Authority to settle all substantial Expressway claims, excluding the Arch Claim, between the parties.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

•
Minneapolis Bridge:  On August 1, 2007, the I-35W Bridge in Minneapolis, Minnesota collapsed resulting in 13 deaths, numerous injuries and substantial property loss.  In 2003, the Minnesota Department of Transportation retained URS Corporation (Nevada), our wholly owned subsidiary, to provide specific engineering analyses of components of the I-35W Bridge.  URS Corporation (Nevada) issued draft reports pursuant to this engagement.  URS Corporation (Nevada)’s services to the Minnesota Department of Transportation were ongoing at the time of the collapse.  The National Transportation Safety Board final report on the bridge collapse determined that the probable cause of the collapse was inadequate load capacity due to an error by the original bridge designer that resulted in gusset plate failures due to the increased bridge weight from previous modifications as well as increased traffic and concentrated construction loads on the bridge on the day of the collapse.  URS Corporation (Nevada) was not involved in the original design or construction of the I-35W Bridge, nor were they involved in any of the maintenance and construction work being performed on the bridge when the collapse occurred.

As of July 30, 2009, 120 lawsuits are pending against URS Corporation (Nevada) and other defendants in Hennepin County District Court in Minnesota.  The cases include the claims of 137 injured people, the estates of 11 of the individuals who died as a result of the bridge collapse, one separate suit for insurance subrogation and one lawsuit initiated by the State of Minnesota.  Each lawsuit asserts a variety of claims against URS Corporation (Nevada) including:  professional negligence, breach of contract, subrogation, statutory reimbursement, contribution and indemnity.  Insurers have also raised subrogation claims for intervention in 38 of the individual lawsuits.

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

In February and April of 2008, URS Corporation – New York and other defendants were sued in the New York State Supreme Court by the estates of the two firemen for negligence, public and private nuisance, and wrongful death, as well as for statutory violations of various local and state public safety codes.  Both estates are alleging punitive damages and one estate has asked for damages of approximately $50 million.

Since May of 2008, various firemen and their spouses have sued URS Corporation – New York and URS Corporation and other defendants in the New York State Supreme Court for an unspecified amount of damages for personal injury to the firemen occurring during the fire.  These personal injury complaints allege negligence, public and private nuisance, and violations of various local and state public safety codes.

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

•
SR-125:  Washington Holdings, Inc., a wholly owned subsidiary, has a 50% interest in a joint venture that is performing a $401 million fixed-price highway and toll road project in California that is fully operational and essentially complete as of July 3, 2009.  Prior to the acquisition of WGI, Washington Holdings, Inc. recorded significant losses on the project resulting from various developments, including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays.  The joint venture is actively pursuing reimbursement of significant highway and toll road project claims against the project owner.  The highway claims were initiated in the Superior Court of San Diego County (“Superior Court”) in July 2006 and the toll road claims were initiated in arbitration, under JAMS arbitration rules, in July 2005.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The project owner has responded with a number of counterclaims alleging breach of contract, unallowable change orders and liquidated damages by the joint venture totaling approximately $108 million.  In May 2009, an arbitration panel hearing was held to determine whether the joint venture had previously waived multiple contractual claims under its agreement with the project owner.  On August 5, 2009, the panel determined that the joint venture only waived approximately $14.0 million out of the $96.5 million of claims that the project owner contended were previously waived under the contract.  In addition, the joint venture, as the prevailing party, is entitled to an award of reasonable attorney’s fees and costs attributable to the waiver hearing, which the project owner is contesting.

In December 2007, the joint venture initiated a government code claim in Superior Court against the California Department of Transportation (“Caltrans”) asserting that Caltrans failed to insure that the project owner had a statutorily required payment bond.  The Superior Court granted judgment on the pleadings in favor of Caltrans in March 2009.  In addition, the project owner and Caltrans have initiated motions for summary judgment on other government code claim issues (including lack of proper licensing, authority to include the highway and toll road project in a franchise agreement between the project owner and the state, and the enforceability of certain contractual limitations that would not be enforceable under the government code in California).  In addition, the joint venture initiated an inverse condemnation action against Caltrans relating to the fee ownership of properties acquired by Caltrans impairing the joint venture’s mechanics lien on the toll road.

In April and June 2008, the project owner drew on the joint venture’s letters of credit, based on disputed deductive changes and charges imposed by the project owner.  Washington Holdings, Inc.’s share of the drawn letters of credit was $7.4 million.  In June 2008, the project owner filed a complaint, as amended, against the joint venture in the Supreme Court of New York County, New York, alleging that the joint venture breached a lender agreement associated with the highway project that impaired the enforceability of the highway project contract.  On October 1, 2008, a hearing was held on the joint venture’s motion to stay or dismiss this action and the Supreme Court of New York County has yet to issue its determination.

Prior to our acquisition of WGI, a substantial amount of their equity investment in the joint venture was written off.  Washington Holdings, Inc. estimates that our remaining equity investment in the joint venture will be approximately $36 million.

The joint venture intends to defend these matters vigorously and will seek to collect all claimed amounts; however, we cannot provide assurance that the joint venture will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the six months ended July 3, 2009, charges to income of approximately $11 million have been recorded for this project bringing the cumulative project losses to approximately $56 million as of July 3, 2009.  While the estimated loss has been recognized, the potential range of loss and the resolution of this matter cannot be determined at this time.

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

Guarantee Obligations and Commitments

As of July 3, 2009, we had the following guarantee obligations and commitments:

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

We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of July 3, 2009.

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

As of July 3, 2009, the amount of the guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $8.4 million.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In the ordinary course of business, we may provide performance assurances and guarantees related to our services.  For example, these guarantees may include surety bonds, arrangements among our client, a surety, and us to ensure we perform our contractual obligations pursuant to our client agreement.  If our services under a guaranteed project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies.  When sufficient information about claims on guaranteed projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guarantee losses.

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

Restructuring Costs

In conjunction with the WGI acquisition in 2007, we accrued anticipated restructuring costs and expect to pay out the remaining liability of $8.0 million within the next three years.  The restructuring costs relate primarily to costs for severance, associated benefits, outplacement services and excess facilities.  The following table presents a reconciliation of the restructuring reserve balance from January 2, 2009 to July 3, 2009.

(In thousands)	Three Months Ended July 3, 2009	Six Months Ended July 3, 2009
Restructuring reserve at beginning of period	$11,075	$13,262
Payments	(1,834)	(4,021)
Adjustments	(1,216)	(1,216)
Balance as of July 3, 2009	$8,025	$8,025

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 9.  INCOME TAXES

We anticipate that cash payments for income taxes for 2009 and later years will be substantially less than income tax expense recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers.  As of July 3, 2009, we have remaining tax deductible goodwill of $464.9 million resulting from WGI’s previous acquisitions prior to our acquisition of WGI; as well as our acquisitions of Dames & Moore, EG&G, Lear Siegler and other, less significant acquisitions.  The amortization of this tax goodwill is deductible over various periods ranging up to 14 years.  The tax deduction for goodwill for 2009 will be $87.0 million.  The amount of the tax deduction for goodwill decreases slightly over the next five years and is substantially lower after six years.

As of July 3, 2009, our federal NOL carryover was approximately $111.1 million; most of the NOL was generated by recently acquired companies (WGI and CRI Resources, Inc. (“CRI”)).  These federal NOL carryovers expire in years 2017 through 2026.  A total of $25.8 million of these NOL carryovers are limited by the earnings of CRI.  We anticipate that the majority of the federal NOL will be used within the next twelve months based upon our forecast of taxable income.  In addition to the federal NOL, there are state income tax NOL carryovers in various states which would reduce state taxes payable in those states by approximately $36.3 million.  There are also foreign NOL carryovers of approximately $306.7 million, offset by a valuation allowance of $290.1 million.  The remaining $16.6 million of foreign NOL carryovers are in various taxing jurisdictions.  None of these NOL carryovers are individually material and the majority have no expiration date.  Full recovery of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable state or foreign taxing jurisdiction.

As a result of agreements related to federal and state tax audits entered into during the third quarter of fiscal 2009, we will recognize $22.2 million of unrecognized tax benefits, $20.1 million of which will have no net impact on the balance sheet or income statement.  It is also reasonably possible that we will recognize up to $0.4 million in previously unrecognized tax benefits within the next twelve months as a result of the settlement of federal and state tax audits.  The timing and amounts of these audit settlements are uncertain.

NOTE 10.  SUBSEQUENT EVENT

On July 20, 2009, we were notified that a Washington Division mining contract located in Bolivia will be terminated at the client’s discretion, as permitted under the terms of the contract.  The effective date of termination will be August 19, 2009.  At this time, we do not expect that the termination of this contract will have a material adverse impact on our consolidated operating results.

Pursuant to the termination, the client will exercise its option to purchase the mining equipment and other related assets, and we estimate that net cash proceeds will be approximately $55 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 76; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009, which was previously filed with the Securities and Exchange Commission (“SEC”).

BUSINESS SUMMARY

URS is a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We have more than 47,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended July 3, 2009

Consolidated revenues for the second quarter of 2009 were $2.3 billion compared with $2.5 billion during the same period in 2008.  Net income attributable to URS increased 60.1% from $59.4 million during the second quarter of 2008 to $95.1 million for the second quarter of 2009, which includes an after-tax gain of $35.5 million from the sale of our equity investment in an incorporated mining joint venture in Germany — MIBRAG mbH (“MIBRAG”).

Cash Flows and Debt

During the six months ended July 3, 2009, we generated $321.2 million in cash from operations.  (See “Condensed Consolidated Statements of Cash Flows” included under Part I – Item 1 of this report.)  Cash flows from operations increased by $111.0 million for the six months ended July 3, 2009 compared with the same period in 2008 primarily due to an increase in operating income and a decrease in income tax payments.  Furthermore, various components of our balance sheet fluctuated due to the timing of payments from clients on accounts receivable, and the timing of payments to vendors and subcontractors.

On June 10, 2009, we completed the sale of our equity investment in MIBRAG and we received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale and incurred sale-related costs of $5.2 million.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG, at a loss of $27.7 million.  We used $57.0 million of the net proceeds from the sale for debt payments and invested $165.0 million of the net proceeds in bank certificates of deposits as short-term investments.

As of July 3, 2009 and January 2, 2009, our ratios of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) were 21% and 23%, respectively.

Business Trends

Given the unprecedented turmoil in global financial markets and the current economic volatility, it is difficult to predict the impact of the global recession on our business.  We experienced a decline in quarterly revenues compared to the same period in fiscal 2008, a slowdown in project awards and have instituted cost-control measures in anticipation of these declines.  We continue to monitor the situation carefully to determine the potential impact on our business during and beyond our 2009 fiscal year.  However, the continuing global uncertainty and challenging economic conditions may impair our ability to forecast business trends accurately.  Current or deteriorating future conditions have led to and could continue to lead to further delays, curtailment or cancellation of proposed and existing projects, thus decreasing the overall demand for our services and adversely affecting our results of operations and weakening our financial condition.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 76.

Power

We expect revenues from our power market sector to decline during the remainder of our 2009 fiscal year, primarily due to the timing of new emissions control projects and the delay in some projects resulting from the economic downturn and falling commodity prices.  The Clean Air Interstate Rule, which mandates a 45% reduction in sulfur dioxide emissions below 2003 levels by 2010 and, at full implementation, a 73% reduction below 2003 levels by 2015, continues to drive long-term demand for the emissions control services we provide.  However, many of our clients have completed or are in the final phases of projects that will enable them to meet mandates established by the Rule’s 2010 deadline.  As these projects are completed, we could experience delays before our utility clients move forward with additional projects that will allow them to meet the Rule’s 2015 deadline for additional emissions mandates.  In addition, falling oil prices have resulted in the delay of work on power projects associated with the Canadian oil sands market.

Partially offsetting this expected decline in revenues from emissions control projects, we anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants because these facilities are more efficient and produce fewer emissions than coal-fired power plants.  We also expect continued demand for the services we provide to replace and retrofit nuclear power components at existing nuclear facilities to extend the operational life of these facilities.  Longer term, we anticipate that the nuclear power market, as an emissions-free energy source, will create new opportunities for our power business.  Finally, the passage of the economic stimulus package in the U.S., the $787 billion American Recovery and Reinvestment Act (the “ARRA”), could result in increased demand for the engineering and construction services we provide in the power market sector.  The ARRA provides increased investment in the nation’s energy transmission and distribution systems, alternative energy power sources and clean-coal technologies.

Infrastructure

Given the need to rebuild and modernize aging infrastructure and the diverse funding sources for infrastructure programs, we expect revenues from our infrastructure market sector to remain steady during fiscal year 2009.  Although, current economic conditions have, in some cases, led to spending reductions by state governments for key infrastructure programs, which have resulted in some delays, curtailments or cancellations of infrastructure projects, there are a variety of other funding mechanisms that support infrastructure programs, including bonds, dedicated tax measures and other alternative funding sources.  These diverse sources of funding could partially mitigate reductions in spending by state governments to close budget gaps that have resulted from the economic downturn and declining tax revenues.

In addition, we expect that the ARRA will lead to increased investment in infrastructure in the U.S., which could increase demand for services we provide.  The ARRA allocates approximately $65 billion in funding for the types of infrastructure programs for which we provide services, including highway, bridge, mass transit, high-speed rail, and water projects.  Initial ARRA funding has focused on smaller paving, repair and maintenance work.  However, we expect the remaining funding will likely be spent on larger design and construction projects that require the types of services we provide, creating new opportunities for our infrastructure business in the future.

Federal

We expect revenues from our federal market sector to grow during fiscal year 2009, based on the diversification of our federal business; sustained demand for outsourced engineering, construction and technical services from the Department of Defense (“DOD”) and Department of Energy (“DOE”); and stable funding for a broad range of programs we support, including operations and maintenance, chemical demilitarization, military construction, and the Base Realignment and Closure (“BRAC”) program.  Congress is currently reviewing the proposed DOD fiscal 2010 budget request.  The request includes a $534 billion baseline budget, a 4% increase from 2009 funding levels, and $130 billion in overseas contingency operations funding to support operations in the Middle East.

For 2010, the administration also has proposed a baseline DOE budget of approximately $26 billion, a 2% increase over 2009 funding levels.  The baseline budget contains approximately $15 billion for programs that fund nearly all of our work for the DOE.  The ARRA also includes approximately $6 billion in funding to accelerate and expand the DOE’s environmental management and restoration programs.  To date, the DOE has authorized approximately $0.6 billion in ARRA funding for the five major sites where we manage operations.

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

Industrial and Commercial

We expect to experience a decline in revenues from our industrial and commercial market sector for the full 2009 fiscal year.  The economic downturn, tightened credit markets and the decline in commodity prices have resulted in reductions in capital spending for the development of new production facilities, particularly among clients in the oil and gas and manufacturing industries.  As a result, we have experienced and expect to continue to experience delays, curtailments or cancellations in new capital projects, for which we typically provide engineering and constructions services.  We also have experienced delays or cancellations of mining projects due to the curtailment of mining activities and, in some cases, mine closures.  In addition, we expect to complete a major construction project for a new cement plant during the 2009 fiscal year.  The high level of construction activity on this project in fiscal year 2008 generated significant revenues; however, as the project was substantially complete as of July 3, 2009, we expect revenues from this project to decline.

At the same time, we expect our work in the areas of environmental remediation and compliance, which is driven by regulatory requirements, and other non-discretionary work to upgrade existing facilities to help them meet operational requirements will continue to be less susceptible to the economic downturn than other areas of our commercial and industrial business.  Most of this work is conducted through Master Service Agreements (“MSAs”) with large multinational corporations.  In addition, we expect demand for the facilities management and operations and maintenance services we provide at industrial and commercial sites will remain steady in fiscal 2009.  As clients attempt to reduce overhead costs during the economic downturn, they may outsource more non-core activities, which would create additional demand for these services.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues are typically lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lesser revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, flooding, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.

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

BOOK OF BUSINESS

We determine the amounts of all contract awards that may potentially be recognized as revenues or equity in income of unconsolidated joint ventures over the life of the contracts.  We categorize the amount of our book of business into backlog, option years and indefinite delivery contracts (“IDCs”), based on the nature of the award and its current status.  Starting in the first quarter of 2009, we ceased reporting designations as part of our book of business.  As we have grown and our business mix has changed, designations have become a less useful tool for analyzing our overall business prospects.  For comparability purposes, we also adjusted our book of business as of January 2, 2009 to exclude designations.

As of July 3, 2009 and January 2, 2009, our total book of business was $30.8 billion and $29.1 billion, respectively, a net increase of $1.7 billion.  The largest single addition to backlog was a new performance-based, cost-plus award-fee contract awarded to us by the DOE in the first quarter of 2009.  This contract to provide liquid waste management services has a potential maximum amount of approximately $3.3 billion over a six-year base performance period and includes an additional two-year extension option.  We included approximately $2.5 billion and $0.8 billion of the potential value of this contract in our backlog and option years, respectively, during the first quarter of 2009.  In addition to revenues and equity in income of unconsolidated joint ventures recognized in the ordinary course of business during the six months ended July 3, 2009, the largest individual reduction in backlog was $0.5 billion, which resulted from the sale of our equity investment in MIBRAG.

Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues or equity in income of unconsolidated joint ventures when future services are performed.

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations differ significantly among our segments, although some overlap exists.  As a result, the amount of revenues that will be realized beyond one year also varies from segment to segment.  As of January 2, 2009, we estimated that approximately 64% of our total backlog would not be realized within one year based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate, particularly in light of the current anticipated and continuing severe recessionary conditions.

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

While the value of our book of business is a predictor of future revenues and equity in income of unconsolidated joint ventures, we have no assurance, nor can we provide assurance, that we will ultimately realize the maximum potential values for backlog, option years or IDCs.  Based on our historical experience, our backlog has the highest likelihood of converting into revenues or equity in income of unconsolidated joint ventures because it is based upon signed and executable contracts with our clients.  Option years are not as certain as backlog because our clients may decide not to exercise one or more option years.  Because we do not perform work under IDCs until specific task orders are issued by our clients, the value of our IDCs are not as likely to convert into revenues or equity in income of unconsolidated joint ventures as other categories of our book of business.

The following tables summarize our book of business:

	As of
(In billions)	July 3, 2009	January 2, 2009
Backlog:
Power	$1.6	$1.8
Infrastructure	2.4	2.3
Industrial and commercial	1.8	2.9
Federal	12.3	10.2
Total backlog	$18.1	$17.2

(In billions)	URS Division	EG&G Division	Washington Division	Total
As of July 3, 2009
Backlog	$2.9	$7.2	$8.0	$18.1
Option years	0.4	2.2	2.4	5.0
Indefinite delivery contracts	4.4	2.0	1.3	7.7
Total book of business	$7.7	$11.4	$11.7	$30.8

As of January 2, 2009
Backlog	$2.8	$7.7	$6.7	$17.2
Option years	0.5	2.2	1.6	4.3
Indefinite delivery contracts	4.0	2.1	1.5	7.6
Total book of business (1)	$7.3	$12.0	$9.8	$29.1

(1)	We adjusted our book of business as of January 2, 2009 to exclude designations as we ceased reporting them within our book of business starting in the first quarter of 2009.

RESULTS OF OPERATIONS

The Three Months Ended July 3, 2009 Compared with the Three Months Ended June 27, 2008

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	July 3, 2009	June 27, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$2,297.6	$2,530.9	$(233.3)	(9.2%)
Cost of revenues	(2,169.3)	(2,403.0)	(233.7)	(9.7%)
General and administrative expenses	(20.6)	(20.5)	0.1	0.5%
Equity in income of unconsolidated joint ventures	18.3	27.0	(8.7)	(32.2%)
Operating income	126.0	134.4	(8.4)	(6.3%)
Interest expense	(11.9)	(23.1)	(11.2)	(48.5%)
Other income, net	55.5	—	55.5	100.0%
Income before income taxes	169.6	111.3	58.3	52.4%
Income tax expense	(69.5)	(47.5)	22.0	46.3%
Net income	100.1	63.8	36.3	56.9%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(5.0)	(4.4)	0.6	13.6%
Net income attributable to URS	$95.1	$59.4	$35.7	60.1%

Diluted earnings per share	$1.16	$.70	$.46	65.7%

The following table presents our consolidated revenues by market sector and division for the three months ended July 3, 2009 and June 27, 2008.

	Three Months Ended
(In millions, except percentages)	July 3, 2009	June 27, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
URS Division	$34.1	$96.9	$(62.8)	(64.8%)
EG&G Division	—	—	—	—
Washington Division	317.9	409.3	(91.4)	(22.3%)
Power Total	352.0	506.2	(154.2)	(30.5%)
Infrastructure sector
URS Division	358.8	362.0	(3.2)	(0.9%)
EG&G Division	—	—	—	—
Washington Division	59.1	87.7	(28.6)	(32.6%)
Infrastructure Total	417.9	449.7	(31.8)	(7.1%)
Federal sector
URS Division	181.1	146.8	34.3	23.4%
EG&G Division	652.2	575.8	76.4	13.3%
Washington Division	179.7	107.8	71.9	66.7%
Federal Total	1,013.0	830.4	182.6	22.0%
Industrial and Commercial sector
URS Division	225.2	273.3	(48.1)	(17.6%)
EG&G Division	—	—	—	—
Washington Division	289.5	471.3	(181.8)	(38.6%)
Industrial and Commercial Total	514.7	744.6	(229.9)	(30.9%)
Total revenues, net of eliminations	$2,297.6	$2,530.9	$(233.3)	(9.2%)

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income (Loss)

Three months ended July 3, 2009
URS Division	$812.1	$(742.8)	$—	$0.9	$70.2
EG&G Division	652.7	(615.8)	—	1.2	38.1
Washington Division	850.7	(828.6)	—	16.2	38.3
Eliminations	(17.9)	17.9	—	—	—
Corporate	—	—	(20.6)	—	(20.6)
Total	$2,297.6	$(2,169.3)	$(20.6)	$18.3	$126.0

Three months ended June 27, 2008
URS Division	$887.6	$(823.0)	$—	$2.4	$67.0
EG&G Division	576.2	(545.4)	—	1.9	32.7
Washington Division	1,081.1	(1,048.6)	—	22.7	55.2
Eliminations	(14.0)	14.0	—	—	—
Corporate	—	—	(20.5)	—	(20.5)
Total	$2,530.9	$(2,403.0)	$(20.5)	$27.0	$134.4

Increase (decrease) for the three months ended July 3, 2009 and June 27, 2008
URS Division	$(75.5)	$(80.2)	$—	$(1.5)	$3.2
EG&G Division	76.5	70.4	—	(0.7)	5.4
Washington Division	(230.4)	(220.0)	—	(6.5)	(16.9)
Eliminations	(3.9)	(3.9)	—	—	—
Corporate	—	—	0.1	—	(0.1)
Total	$(233.3)	$(233.7)	$0.1	$(8.7)	$(8.4)

Percentage increase (decrease) for the three months ended July 3, 2009 and June 27, 2008
URS Division	(8.5%)	(9.7%)	—	(62.5%)	4.8%
EG&G Division	13.3%	12.9%	—	(36.8%)	16.5%
Washington Division	(21.3%)	(21.0%)	—	(28.6%)	(30.6%)
Eliminations	27.9%	27.9%	—	—	—
Corporate	—	—	0.5%	—	0.5%
Total	(9.2%)	(9.7%)	0.5%	(32.2%)	(6.3%)

The Six Months Ended July 3, 2009 Compared with the Six Months Ended June 27, 2008

Consolidated

	Six Months Ended
(In millions, except percentages and per share amounts)	July 3, 2009	June 27, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$4,818.2	$4,790.0	$28.2	0.6%
Cost of revenues	(4,548.7)	(4,559.8)	(11.1)	(0.2%)
General and administrative expenses	(38.7)	(36.6)	2.1	5.7%
Equity in income of unconsolidated joint ventures	58.3	56.7	1.6	2.8%
Operating income	289.1	250.3	38.8	15.5%
Interest expense	(26.6)	(48.7)	(22.1)	(45.4%)
Other income, net	47.9	—	47.9	100.0%
Income before income taxes	310.4	201.6	108.8	54.0%
Income tax expense	(127.1)	(85.0)	42.1	49.5%
Net income	183.3	116.6	66.7	57.2%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(12.7)	(7.8)	4.9	62.8%
Net income attributable to URS	$170.6	$108.8	$61.8	56.8%

Diluted earnings per share	$2.08	$1.29	$.79	61.2%

The following table presents our consolidated revenues by market sector and division for the six months ended July 3, 2009 and June 27, 2008.

	Six Months Ended
(In millions, except percentages)	July 3, 2009	June 27, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
URS Division	$81.8	$148.9	$(67.1)	(45.1%)
EG&G Division	—	—	—	—
Washington Division	698.9	758.0	(59.1)	(7.8%)
Power Total	780.7	906.9	(126.2)	(13.9%)
Infrastructure sector
URS Division	728.8	701.5	27.3	3.9%
EG&G Division	—	—	—	—
Washington Division	136.7	171.2	(34.5)	(20.2%)
Infrastructure Total	865.5	872.7	(7.2)	(0.8%)
Federal sector
URS Division	345.1	304.2	40.9	13.4%
EG&G Division	1,285.8	1,124.5	161.3	14.3%
Washington Division	333.3	223.7	109.6	49.0%
Federal Total	1,964.2	1,652.4	311.8	18.9%
Industrial and Commercial sector
URS Division	459.4	542.8	(83.4)	(15.4%)
EG&G Division	—	—	—	—
Washington Division	748.4	815.2	(66.8)	(8.2%)
Industrial and Commercial Total	1,207.8	1,358.0	(150.2)	(11.1%)
Total revenues, net of eliminations	$4,818.2	$4,790.0	$28.2	0.6%

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income (Loss)

Six months ended July 3, 2009
URS Division	$1,643.7	$(1,513.5)	$—	$3.4	$133.6
EG&G Division	1,287.1	(1,216.2)	—	3.0	73.9
Washington Division	1,924.0	(1,855.6)	—	51.9	120.3
Eliminations	(36.6)	36.6	—	—	—
Corporate	—	—	(38.7)	—	(38.7)
Total	$4,818.2	$(4,548.7)	$(38.7)	$58.3	$289.1

Six months ended June 27, 2008
URS Division	$1,706.8	$(1,586.7)	$—	$4.3	$124.4
EG&G Division	1,125.5	(1,070.0)	—	3.6	59.1
Washington Division	1,982.7	(1,928.1)	—	48.8	103.4
Eliminations	(25.0)	25.0	—	—	—
Corporate	—	—	(36.6)	—	(36.6)
Total	$4,790.0	$(4,559.8)	$(36.6)	$56.7	$250.3

Increase (decrease) for the six months ended July 3, 2009 and June 27, 2008
URS Division	$(63.1)	$(73.2)	$—	$(0.9)	$9.2
EG&G Division	161.6	146.2	—	(0.6)	14.8
Washington Division	(58.7)	(72.5)	—	3.1	16.9
Eliminations	(11.6)	(11.6)	—	—	—
Corporate	—	—	2.1	—	(2.1)
Total	$28.2	$(11.1)	$2.1	$1.6	$38.8

Percentage increase (decrease) for the six months ended July 3, 2009 and June 27, 2008
URS Division	(3.7%)	(4.6%)	—	(20.9%)	7.4%
EG&G Division	14.4%	13.7%	—	(16.7%)	25.0%
Washington Division	(3.0%)	(3.8%)	—	6.4%	16.3%
Eliminations	46.4%	46.4%	—	—	—
Corporate	—	—	5.7%	—	5.7%
Total	0.6%	(0.2%)	5.7%	2.8%	15.5%

Revenues

Our consolidated revenues for the three months ended July 3, 2009 were $2.3 billion, a decrease of $233.3 million or 9.2% compared with the three months ended June 27, 2008.  The URS Division’s revenues for the three months ended July 3, 2009 were $0.8 billion, a decrease of $75.5 million or 8.5% compared with the three months ended June 27, 2008.  The EG&G Division’s revenues for the three months ended July 3, 2009 were $0.7 billion, an increase of $76.5 million or 13.3% compared with the three months ended June 27, 2008.  The Washington Division’s revenues for the three months ended July 3, 2009 were $0.9 billion, a decrease of $230.4 million or 21.3% compared with the three months ended June 27, 2008.

Our consolidated revenues for the six months ended July 3, 2009 were $4.8 billion, an increase of $28.2 million or 0.6% compared with the six months ended June 27, 2008.  The URS Division’s revenues for the six months ended July 3, 2009 were $1.6 billion, a decrease of $63.1 million or 3.7% compared with the six months ended June 27, 2008.  The EG&G Division’s revenues for the six months ended July 3, 2009 were $1.3 billion, an increase of $161.6 million or 14.4% compared with the six months ended June 27, 2008.  The Washington Division’s revenues for the six months ended July 3, 2009 were $1.9 billion, a decrease of $58.7 million or 3.0% compared with the six months ended June 27, 2008.

The divisional revenues reported above are presented prior to elimination of interdivisional transactions.  The reasons for the variances in revenues are discussed below.

Power

Consolidated revenues from our power market sector for the three months ended July 3, 2009 were $352.0 million, a decrease of $154.2 million or 30.5% compared with the three months ended June 27, 2008.  We experienced lower activity in our power market sector due to the completion of several major emissions control projects that experienced high levels of activity in the comparable period in fiscal 2008.  These projects involved the retrofit of coal-fired power plants with clean air technology that reduces sulfur dioxide, mercury and other emissions.  Many of our clients have completed, or will soon complete, projects that will enable them to meet a 2010 deadline for reductions in sulfur dioxide emissions established by the Clean Air Interstate Rule.  As these projects are completed, we are experiencing a delay before utilities move forward with projects to meet the Rule’s 2015 deadline for further reductions.  In addition, several of our clients have deferred or cancelled large capital improvement projects because of the economic downturn.  This decrease in revenues was partially offset by sustained demand for the engineering and construction services we provide for the development of gas-fired power plants, which produce fewer emissions than coal-fired power plants.

Consolidated revenues from our power market sector for the six months ended July 3, 2009 were $780.7 million, a decrease of $126.2 million or 13.9% compared with the six months ended June 27, 2008.  Revenues declined due to the completion of several large emissions control projects, as well as the delay among some of our clients in large capital improvement projects due to current economic conditions.  These factors were partially offset by steady demand for engineering and construction services involving new gas-fired power plants, as utilities reduce their dependence on coal-fired power generation.

The URS Division’s revenues from our power market sector for the three months ended July 3, 2009 were $34.1 million, a decrease of $62.8 million or 64.8% compared with the three months ended June 27, 2008.  Power revenues declined in the URS Division due to the completion of several major emissions control projects.  In the comparable period in fiscal 2008, these projects had a high level of construction and procurement activity and generated higher revenues.  Additionally, as we are awarded new contracts to provide emissions control services, these assignments are typically being performed within our Washington Division.  This decline in revenues was partially offset by sustained demand for the engineering, process design and environmental services we provide for power generating and transmission facilities.

The URS Division’s revenues from our power market sector for the six months ended July 3, 2009 were $81.8 million, a decrease of $67.1 million or 45.1% compared with the six months ended June 27, 2008.  The decrease was due to the completion of several emissions control projects that had high levels of activity in the comparable period in fiscal 2008.  Additionally, as we are awarded new contracts to provide emissions control services, these assignments are typically being performed within our Washington Division.  By contrast, revenues increased from the engineering, process design and environmental services we provide for power generating and transmission facilities.

The Washington Division’s revenues from our power market sector for the three months ended July 3, 2009 were $317.9 million, a decrease of $91.4 million or 22.3% compared with the three months ended June 27, 2008.  The decline in revenues from our power market sector was primarily due to the completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies that reduce sulfur dioxide, mercury and other emissions, and a project to construct a uranium enrichment facility.  The completion of these projects resulted in a $168.4 million decline in revenues, compared with the second quarter of fiscal 2008.  The impact of the completion of these projects was partially offset by an increase in revenues of $62.5 million from new projects in which we are providing engineering and construction services for the development of new gas-fired power plants, which produce fewer emissions than coal-fired facilities.

The Washington Division’s revenues from our power market sector for the six months ended July 3, 2009 were $698.9 million, a decrease of $59.1 million or 7.8% compared with the six months ended June 27, 2008.  The decline in power revenues for the six months ended July 3, 2009 was primarily due to the completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies and a project to construct a uranium enrichment facility.  The completion of these projects resulted in a $291.3 million decline in revenues compared with the same period in fiscal 2008.  The impact of these factors was partially offset by an increase in revenues of $220.8 million from new and continuing projects to provide engineering and construction services for the expansion of generating capacity at existing fossil fuel power plants and the development of new facilities, particularly single and combined cycle gas power plants.  In addition, we experienced an increase in revenues of $22.3 million from ongoing projects to provide engineering and maintenance services at nuclear power generating facilities.

Infrastructure

Consolidated revenues from our infrastructure market sector for the three months ended July 3, 2009 were $417.9 million, a decrease of $31.8 million or 7.1% compared with the three months ended June 27, 2008.  The decrease in revenues from our infrastructure market sector was primarily due to the timing of performance on several major infrastructure construction projects, which generated significant revenues in the comparable period last year, but were completed during the prior fiscal year and did not generate revenues in fiscal 2009.  By contrast, we continued to benefit from sustained demand for the program management, planning and design services we provide for projects to expand and rehabilitate surface, air and rail transportation infrastructure, as well as from sustained demand for operations and maintenance services for mass transit systems and toll roads.  Revenues also increased from the services we provide to expand and modernize educational, healthcare and government facilities.

Consolidated revenues from our infrastructure market sector for the six months ended July 3, 2009 were $865.5 million, a decrease of $7.2 million or 0.8% compared with the six months ended June 27, 2008.  Despite the current economic downturn, revenues were essentially flat compared to the same period in fiscal 2008 as a result of sustained demand for the services we provide to expand and rehabilitate surface, air and rail transportation infrastructure, and to operate and maintain mass transit systems and toll roads.  Demand was also strong for the engineering and construction services we provide to modernize educational, healthcare and government facilities.  Although current economic conditions have, in some cases, led to spending reductions by state and local governments for key infrastructure programs, there are a variety of other funding mechanisms that support infrastructure programs, including funding from the U.S. federal government, bond issuances, dedicated tax measures and users fees.

The URS Division’s revenues from our infrastructure market sector for the three months ended July 3, 2009 were $358.8 million, a decrease of $3.2 million or 0.9% compared with the three months ended June 27, 2008.  For the second quarter of the 2009 fiscal year, revenues were essentially flat compared to the same period in fiscal 2008.  Despite the economic downturn and budget difficulties facing many state and municipal governments, our URS Division continued to benefit from sustained demand for the services we provide to expand and rehabilitate surface, air and rail transportation infrastructure.  Demand was also strong for the engineering and construction services we provide to modernize educational, healthcare and government facilities.

The URS Division’s revenues from our infrastructure market sector for the six months ended July 3, 2009 were $728.8 million, an increase of $27.3 million or 3.9% compared with the six months ended June 27, 2008.  We continued to benefit from sustained demand for the program management, planning, design, engineering and construction management services we provide for surface, air and rail transportation projects.  Revenues also increased from the program and construction management services for capital improvement projects involving schools, healthcare facilities and government buildings.  In addition, we benefited from sustained demand for the engineering and construction services we provide for water resources and wastewater treatment projects; however, several levee repair and flood control projects were delayed due to budgetary pressures facing state governments.

The Washington Division’s revenues from our infrastructure market sector for the three months ended July 3, 2009 were $59.1 million, a decrease of $28.6 million or 32.6% compared with the three months ended June 27, 2008.  The decline in infrastructure revenues in our Washington Division was primarily due to the completion of two major projects:  a highway construction project in California and a project to expand a transit system in Texas.  These projects were substantially completed during the prior fiscal year and, as a result, did not generate significant revenues during the second quarter of fiscal 2009.

The Washington Division’s revenues from our infrastructure market sector for the six months ended July 3, 2009 were $136.7 million, a decrease of $34.5 million or 20.2% compared with the six months ended June 27, 2008.  The decline in revenues was primarily due to the completion of a highway project in California and a project to expand a transit system in Texas.  The completion of these projects resulted in a decrease in revenues of $42.4 million compared to the same period in fiscal 2008.  The impact of the completion of these projects was partially offset by a $13.7 million change order recovery on the highway construction project in California and the receipt of a $7.0 million project development success fee for a transit project in Washington, D.C., both of which occurred in the first quarter of fiscal 2009.

Federal

Consolidated revenues from our federal market sector for the three months ended July 3, 2009 were $1,013.0 million, an increase of $182.6 million or 22.0% compared with the three months ended June 27, 2008.  This increase reflects continuing strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and modernize aging weapons systems, as well as for the operations and installation management services we provide at military and other government installations for the DOD, the National Aeronautics and Space Administration (“NASA”) and other federal agencies.  We continued to benefit from strong demand for the services we provide to maintain and modify military vehicles, aircraft and other equipment.  Revenues also increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons, as well as from the environmental and nuclear management services we provide to the DOE for programs involving the storage, treatment and disposal of radioactive waste.  In addition, we continued to benefit from strong demand for the engineering, construction and environmental services we provide to the DOD at military installations in the U.S. and internationally.

Consolidated revenues from our federal market sector for the six months ended July 3, 2009 were $1,964.2 million, an increase of $311.8 million or 18.9% compared with the six months ended June 27, 2008.  In the first six months of our 2009 fiscal year, we continued to experience strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and modernize aging weapons systems, and for the maintenance, repair and modification of military vehicles, aircraft and other equipment related to U.S. military operations.  These results were also driven by strong demand for the operations and installation management services we provide at military and other government installations for the DOD, NASA and other federal agencies.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons, as well as from several large DOE contracts involving the storage, treatment and disposal of radioactive waste.

The URS Division’s revenues from our federal market sector for the three months ended July 3, 2009 were $181.1 million, an increase of $34.3 million or 23.4% compared with the three months ended June 27, 2008.  This increase was largely driven by growth in infrastructure, environmental and facilities projects under existing and new contract awards with the DOD.  Many of these assignments support the DOD’s long-term Military Transformation initiative, which is designed to realign military bases and redeploy troops, both in the U.S. and internationally, to meet the security needs of the post-Cold War era.  We also experienced significant work involving the design and construction of aircraft hangars, barracks, military hospitals and other government buildings, as well as the environmental remediation and restoration of military installations.  Revenues also increased from the disaster recovery services we continue to provide under contracts with the Federal Emergency Management Agency (“FEMA”), resulting from damage caused by Hurricanes Gustav and Ike in the Gulf Coast region in 2008.

The URS Division’s revenues from our federal market sector for the six months ended July 3, 2009 were $345.1 million, an increase of $40.9 million or 13.4% compared with the six months ended June 27, 2008.  During the first six months of our 2009 fiscal year, we continued to experience sustained demand for the engineering, construction and environmental services we provide to the DOD both in the U.S. and internationally.  This work involves the design and construction of aircraft hangars, barracks, military hospitals and other government buildings, as well as the environmental remediation and restoration of military installations.  Revenues also increased from the services we provide to the FEMA for ongoing disaster recovery services resulting from damage caused by Hurricanes Gustav and Ike in the Gulf Coast region in 2008, as well as for the mapping and risk analysis of flood hazards.

The EG&G Division’s revenues from our federal market sector for the three months ended July 3, 2009 were $652.2 million, an increase of $76.4 million or 13.3% compared with the three months ended June 27, 2008.  In the second quarter of our 2009 fiscal year, revenues increased from the specialized systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  We also benefited from strong demand for the operations and installation management services we provide to support the operations of complex government and military installations, such as military bases, test ranges and space flight centers.  In addition, demand was strong for the services we provide in support of chemical demilitarization programs involving the elimination of chemical and biological weapons of mass destruction.

The EG&G Division’s revenues from our federal market sector for the six months ended July 3, 2009 were $1,285.8 million, an increase of $161.3 million or 14.3% compared with the six months ended June 27, 2008.  We continued to benefit from strong demand for the services we provide to the DOD in support of military activities, including engineering and technical assistance services for the deployment, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  We also benefited from strong demand for the modification and refurbishment of military vehicles, aircraft and other equipment.  In addition, revenues increased from our work managing the destruction of chemical weapons stockpiles at Army demilitarization facilities throughout the United States, as well as from the operations and installation management services we provide at military installations and other government facilities for the DOD, NASA and other federal agencies.

The Washington Division’s revenues from our federal market sector for the three months ended July 3, 2009 were $179.7 million, an increase of $71.9 million or 66.7% compared with the three months ended June 27, 2008.  We experienced revenue growth of $37.1 million due to the acceleration of activity on several contracts for the DOE involving the deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear waste.  We also experienced revenue growth of $22.1 million from projects, which were awarded during our 2008 fiscal year, to provide nuclear cleanup and waste management services in the United Kingdom.

The Washington Division’s revenues from our federal market sector for the six months ended July 3, 2009 were $333.3 million, an increase of $109.6 million or 49.0% compared with the six months ended June 27, 2008.  Revenues increased $79.6 million as a result of the acceleration of activity on several contracts for the DOE involving the deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear waste.  We also experienced revenue growth of $40.3 million from projects, which were awarded during our 2008 fiscal year, to provide nuclear cleanup and waste management services in the United Kingdom.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the three months ended July 3, 2009 were $514.7 million, a decrease of $229.9 million or 30.9% compared with the three months ended June 27, 2008.  The industrial and commercial market sector, which includes the work we perform for oil and gas, mining and manufacturing clients, continues to be the most exposed to the current economic downturn because many of these clients are dependent on oil and gas and commodity prices to support capital expenditure programs.  In the second quarter of our 2009 fiscal year, we experienced a significant decline in revenues, due largely to a decrease in activity on several major construction contracts and the delay or deferral of new, large-scale capital improvement projects.  Revenues also declined significantly because of the curtailment of mining activities and, in some cases, mine closures, which resulted in decreased demand for the services we provide to develop and operate mines.  During the quarter, we experienced more moderate declines in the planning, environmental and facilities management services we provide to industrial clients.  Because much of this work supports existing plant operations and helps companies meet regulatory requirements, it tends to be less sensitive to economic downturns.

Consolidated revenues from our industrial and commercial market sector for the six months ended July 3, 2009 were $1,207.8 million, a decrease of $150.2 million or 11.1% compared with the six months ended June 27, 2008.  In the first six months of our 2009 fiscal year, the decline in revenues was largely due to a decline in activity on several major construction contracts and the delay or deferral of large-scale capital improvement programs by industrial clients.  We believe that the economic downturn, tightened credit markets, and decline in commodity prices have resulted in reductions in spending for new production facilities, particularly among clients in the oil and gas and manufacturing industries.  Revenues also declined because of the curtailment of mining activities and, in some cases, mine closures, which resulted in decreased demand for the services we provide to develop and operate mines.  By contrast, demand for the planning, environmental and facilities management services we provide industrial clients declined more moderately.  This work typically supports existing plant operations and helps companies meet regulatory requirements and, as a result, it tends to be less sensitive to economic downturns.

The URS Division’s revenues from our industrial and commercial market sector for the three months ended July 3, 2009 were $225.2 million, a decrease of $48.1 million or 17.6% compared with the three months ended June 27, 2008.  In the second quarter of our 2009 fiscal year, revenues in the industrial and commercial sector declined due to a decrease in demand for the engineering, procurement and construction-related services our URS Division provides to clients in the oil and gas and manufacturing industries related to major capital improvement projects.  However, demand for the planning and environmental services that we provide to these clients declined more moderately, particularly among our oil and gas industry clients.  This work supports existing plant operations and helps companies meet regulatory requirements.  As a result, it tends to be less sensitive to economic downturns.  We also experienced a decline in demand for the environmental, engineering and construction management services we provide to commercial clients, such as real estate developers, transportation/freight carriers, telecommunications providers and financial services providers, due to the economic downturn and declines in their respective businesses.  In addition, revenues decreased from the environmental and engineering services we provide to mining clients as many of our mining clients are curtailing their operations and closing mines because of the decline in the prices of metals and mineral resources.

The URS Division’s revenues from our industrial and commercial market sector for the six months ended July 3, 2009 were $459.4 million, a decrease of $83.4 million or 15.4% compared with the six months ended June 27, 2008.  Revenues in the industrial and commercial sector declined due to a decrease in demand for the engineering, procurement and construction-related services we provide to oil and gas and manufacturing clients for major capital improvement programs.  However, demand for the planning and environmental services that we provide to these clients declined more moderately, particularly among our oil and gas industry clients.  We believe that this work, which typically supports existing plant operations and helps companies meet regulatory requirements, tends to be less sensitive to economic downturns.  As a result of the economic downturn, revenues also declined from the environmental, engineering and construction management services we provide to commercial clients, such as real estate developers, transportation/freight carriers, telecommunications providers and financial services providers.  In addition, demand fell for the environmental and engineering services we provide to mining clients.  As the price of metals and mineral resources has fallen, many of our mining clients are curtailing their operations and closing mines.

The Washington Division’s revenues from our industrial and commercial market sector for the three months ended July 3, 2009 were $289.5 million, a decrease of $181.8 million or 38.6% compared with the three months ended June 27, 2008.  The decline in revenues was largely due to a decrease in activity on major construction projects compared to the second quarter of fiscal 2008, as well as the delay or deferral of new, large-scale capital improvement projects by many of our industrial clients.  During the quarter, we experienced reduced activity on a cement plant construction project and a project to build a natural gas production facility.  Both of these projects are nearing completion and, as a result, they generated $161.6 million less revenues than in the comparable period last year.  We also experienced a decline in revenues of $28.2 million due to the curtailment of mining activities and, in some cases, mine closures, caused by falling commodity prices.  These declines were partially offset by increased revenues of $48.6 million on a variety of ongoing oil and gas projects.

The Washington Division’s revenues from our industrial and commercial market sector for the six months ended July 3, 2009 were $748.4 million, a decrease of $66.8 million or 8.2% compared with the six months ended June 27, 2008.  Revenues declined largely due to a decrease in activity on major construction projects, including projects to build a cement manufacturing plant and natural gas production facility.  Both projects are nearing completion and, as a result, they generated $116.2 million less revenues than in the comparable period last year.  Revenues also declined $33.7 million for the services we provide to develop and operate mines because, as the price of metals and mineral resources fall, many of our mining clients are curtailing their operations and closing mines.  These declines were partially offset by increased revenues from ongoing oil and gas projects.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, decreased by 9.7% for the three months ended July 3, 2009 compared with the three months ended June 27, 2008.  Our consolidated cost of revenues for the six months ended July 3, 2009 decreased by 0.2% compared with the six months ended June 27, 2008.  Because our revenues are primarily project-based, the factors that caused revenues to decline also drove a corresponding decrease in our cost of revenues.  Consolidated cost of revenues as a percent of revenues decreased from 94.9% for the second quarter of 2008 to 94.4% for the second quarter of 2009.  Consolidated cost of revenues as a percent of revenues decreased from 95.2% for the six months ended June 27, 2008 to 94.4% for the six months ended July 3, 2009.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended July 3, 2009 increased by 0.5% compared with the three months ended June 27, 2008.  Consolidated G&A expenses as a percent of revenues increased from 0.8% for the three months ended June 27, 2008 to 0.9% for the three months ended July 3, 2009.  Our consolidated G&A expenses for the six months ended July 3, 2009 increased by 5.7% compared with the six months ended June 27, 2008.  The corporate G&A functions increased primarily as a result of integrating WGI, which drove the need for additional space at the corporate office.  Consolidated G&A expenses as a percent of revenues remained the same at 0.8% for the six months ended July 3, 2009 and June 27, 2008.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended July 3, 2009 decreased by $8.7 million or 32.2% compared with the three months ended June 27, 2008.  Our consolidated equity in income of unconsolidated joint ventures for the six months ended July 3, 2009 increased by $1.6 million or 2.8% compared with the six months ended June 27, 2008.  The variances for the three-month and six-month period comparisons were generated primarily from the Washington Division’s unconsolidated joint ventures as discussed below.

The Washington Division’s equity in income of unconsolidated joint ventures for the three months ended July 3, 2009 decreased by $6.5 million or 28.6% compared with the three months ended June 27, 2008.  The decrease was primarily due to a $4.0 million decrease in equity in income resulting from the sale of our equity investment in MIBRAG on June 10, 2009, as well as the timing of maintenance outages at MIBRAG customers’ power plants during the three months ended July 3, 2009.  In addition, during the three months ended July 3, 2009, we experienced a $6.4 million decrease in equity in income from a light rail construction project in California that experienced cost growth during the final phase of the project involving startup and commissioning of the systems.  These decreases were partially offset by a $4.8 million increase in equity in income from a contract modification for a DOE nuclear site cleanup project, as well as a $3.9 million increase in equity in income from a new contract to provide nuclear cleanup and waste management services in the United Kingdom.

The Washington Division’s equity in income of unconsolidated joint ventures for the six months ended July 3, 2009 increased by $3.1 million or 6.4% compared with the six months ended June 27, 2008.  The increase resulted primarily from $9.4 million of earnings on the new nuclear cleanup and waste management services contract in the United Kingdom.  The increase was partially offset by the timing and completion of projects, which resulted in decreases in equity in income, including $5.7 million from the light rail construction project in California and $5.2 million from a joint venture that performs replacement of major components of nuclear power plants.

Operating Income

Our consolidated operating income for the three months ended July 3, 2009 decreased by $8.4 million or 6.3% compared with the three months ended June 27, 2008.  As a percentage of revenues, operating income was 5.5% for the three months ended July 3, 2009 compared to 5.3% for the three months ended June 27, 2008.  The decrease in operating income was caused primarily by the decrease in revenues and equity in income of unconsolidated joint ventures previously described.  Operating income decreased at a slower pace than revenues due to the implementation of cost-control measures.  These items are discussed further below.

Our consolidated operating income for the six months ended July 3, 2009 increased by $38.8 million or 15.5% compared with the six months ended June 27, 2008.  As a percentage of revenues, operating income was 6.0% for the six months ended July 3, 2009 compared to 5.2% for the six months ended June 27, 2008.  The increase was caused primarily by the increase in revenues and equity in income of unconsolidated joint ventures previously described.  Operating income grew at a higher rate than revenues due to higher earnings on various contract items in the first quarter that we do not expect to recur on a regular basis, as well as the implementation of cost-control measures.  These items are discussed further below.

The URS Division’s operating income for the three months ended July 3, 2009 increased by $3.2 million or 4.8% compared with the three months ended June 27, 2008.  While revenues declined, as previously discussed, we improved our operating income by implementing cost-control measures and by reducing the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  Overhead costs as a percentage of revenues remained relatively constant at 30.3% for the three months ended July 3, 2009 compared to 30.0% for the three months ended June 27, 2008.

The URS Division’s operating income for the six months ended July 3, 2009 increased by $9.2 million or 7.4% compared with the six months ended June 27, 2008.  While revenues declined, we improved our operating income by implementing cost-control measures and by reducing the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  Overhead costs as a percentage of revenues remained relatively constant at 31.0% for the six months ended July 3, 2009 compared to 30.8% for the six months ended June 27, 2008.

The EG&G Division’s operating income for the three months ended July 3, 2009 increased by $5.4 million or 16.5% compared with the three months ended June 27, 2008.  The increase was primarily due to the increase in revenue volume previously described.  Operating income grew at a faster pace than revenues because of award fees and performance-based incentive fees earned on various DOD projects during the quarter.  In addition, higher billing rates related to the performance of project activities requiring specialized labor skills and efficiency improvements on some of EG&G Division’s fixed-price contracts also contributed to the increase in operating income during the quarter.  Overhead costs as a percentage of revenues declined from 28.3% for the three months ended June 27, 2008 to 25.6% for the three months ended July 3, 2009.  Despite the increase in revenues, various overhead costs, such as travel and rental expenses, decreased compared to the prior year because of cost-control measures taken in response to the current economic downturn.  In addition, employee benefits and external services did not increase at the same pace as revenues, which also contributed to improved operating margins.

The EG&G Division’s operating income for the six months ended July 3, 2009 increased by $14.8 million or 25.0% compared with the six months ended June 27, 2008.  The increase was primarily due to the increase in revenue volume previously described.  Operating income grew at a higher rate than revenues because of award fees and performance-based incentive fees earned on various DOD projects during the quarter.  In addition, higher billing rates related to the performance of project activities requiring specialized labor skills and efficiency improvements on some of EG&G Division’s fixed-price contracts also contributed to the increase in operating income during the quarter.  Overhead costs as a percentage of revenues dropped from 28.5% for the six months ended June 27, 2008 to 26.0% for the six months ended July 3, 2009.  Despite the increase in revenues, various overhead costs, such as travel and rental expenses, decreased compared to the prior year because of cost-control measures taken in response to the current economic downturn.  In addition, employee benefits and external services did not increase at the same pace as revenues, which also contributed to improved operating margins.

The Washington Division’s operating income for the three months ended July 3, 2009 decreased $16.9 million or 30.6% compared with the three months ended June 27, 2008.  The decrease in operating income was primarily due to a $32.1 million decline in earnings from various completed, delayed or cancelled power and industrial and commercial projects that generated operating income in the second quarter of 2008, including a $6.1 million decrease on a target price power project that has experienced cost growth above the target price for which change orders are pending.  Operating income also decreased by $8.6 million due to the loss of a DOE management services contract that was active during the quarter ended June 27, 2008.  Furthermore, we had a $6.5 million decrease of equity in income as previously discussed.  These declines were partially offset by an increase of $12.4 million in earnings from continuing contracts due to increased project activities and scope, a $4.8 million settlement of legacy project matters, and an increase of $9.6 million from new contracts.  In addition, there was a decrease of $7.5 million in overhead costs, including lower business development costs resulting from the timing of major proposals and costs savings resulting from the integration of the Washington Division into our overall operations, as well as the implementation of cost-control measures taken in response to the current economic environment.

The Washington Division’s operating income for the six months ended July 3, 2009 increased $16.9 million or 16.3% compared with the six months ended June 27, 2008.  The same factors that impacted equity in income of unconsolidated joint ventures also affected operating income.  A significant portion of the increase also resulted from higher contract earnings on some projects caused by events we do not expect to recur on a regular basis.  These included $13.7 million of change order recovery on a highway project, a $9.0 million contract termination fee related to a contract mining project, a $7.0 million project development success fee related to a transit project and a $4.8 million global settlement of legacy project matters.  During the six months ended July 3, 2009, we also had an increase of $19.8 million from new contracts and an increase of $14.8 million on continuing contracts due to increased project activities and scope.  These increases were partially offset by a decline of $52.6 million in earnings on various completed, delayed or cancelled power and industrial and commercial projects that generated operating income during the first half of 2008, including a $14.0 million decrease on a target price power project that has experienced cost growth above the target price for which change orders are pending.  Operating income was also reduced by $15.7 million due to the loss of a DOE management services contract that was active during the first half of 2008.  In addition, there was a decrease of $18.7 million in overhead costs, including lower business development costs resulting from the timing of major proposals and costs savings resulting from the integration of the Washington Division into our overall operations, as well as the implementation of cost-control measures taken in response to the current economic environment.

Interest Expense

Our consolidated interest expense for the three months ended July 3, 2009 decreased by $11.2 million or 48.5% compared with the three months ended June 27, 2008.  Our consolidated interest expense for the six months ended July 3, 2009 decreased by $22.1 million or 45.4% compared with the six months ended June 27, 2008.  These decreases were due to lower debt balances as a result of advance debt payments on our Senior Secured Credit Facility (“2007 Credit Facility”), in addition to lower interest rates in 2009.

Other Income, Net

Our consolidated other income, net for the three months ended July 3, 2009 consisted of a $77.0 million gain associated with the sale of our equity investment in MIBRAG, net of $3.8 million of sale-related costs.  This gain was partially offset by a $21.5 million loss on the settlement of a foreign currency forward contract that we entered into during the first quarter of 2009, which primarily hedged our net investment in MIBRAG.  Our consolidated other income, net for the six months ended July 3, 2009 consisted of a $75.6 million gain associated with the sale of our equity investment in MIBRAG, net of $5.2 million of sale-related costs.  This gain was partially offset by a $27.7 million loss on the settlement of the foreign currency forward contract described above.

Income Tax Expense

Our effective income tax rates for the three months ended July 3, 2009 and June 27, 2008 were 41.0% and 42.7%, respectively.  Our effective income tax rates for the six months ended July 3, 2009 and June 27, 2008 were 41.0% and 42.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(In millions)	July 3, 2009	June 27, 2008
Cash flows from operating activities	$321.2	$210.2
Cash flows from investing activities	60.6	(60.7)
Cash flows from financing activities	(157.8)	(128.1)

During the six months ended July 3, 2009, our primary sources of liquidity were cash flows from operations and proceeds from the sale of our equity investment in MIBRAG.  Our primary use of cash was to fund our working capital, capital expenditures, and short-term investments; to invest in our unconsolidated joint ventures; to service our debt; to purchase treasury stock; and to fund distributions to the noncontrolling interests in our consolidated subsidiaries.

Our cash flows from operations are primarily impacted by fluctuations in working capital, which is affected by numerous factors including billing and payment terms of our contracts, stage of completion of contracts performed by us, timing of our payroll payments relative to our fiscal quarter ends, or unforeseen events or issues that may have an impact to our working capital.  For the remainder of our 2009 fiscal year, we may not achieve the same level of quarterly net cash flows from operating activities as we experienced in the first two quarters because of the timing of payroll payments, project-related fees, overhead cost reductions that may not be repeated, as well as accelerated activity on some large projects.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as to service our debt, for at least the next twelve months.  If we experience a significant change in our business such as the consummation of a significant acquisition, we may need to acquire additional sources of financing.  We believe that we would be able to obtain adequate sources of funding to address significant changes in our business.  However, continuing credit constraints in the financial markets could limit our ability to access credit on reasonable terms.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt repayments any net proceeds we receive from the sale of assets, which include the sale of our equity investment in MIBRAG.  On June 10, 2009, we completed the sale of our equity investment in MIBRAG.  During the second quarter of 2009, we used $57.0 million of the net cash proceeds from the sale for debt payments and we expect to remit approximately $100.0 million from the remaining net cash proceeds to pay down our debt within the next twelve months.

As of July 3, 2009, we have remaining tax deductible goodwill of $464.9 million and net operating loss (“NOL”) carryovers of approximately $111.1 million.  We anticipate that cash payments for income taxes for 2009 and later years will be substantially less than income tax expense recognized in the financial statements.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary source of operational cash inflows.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  All costs and accrued earnings in excess of billings on contacts are evaluated on a regular basis to assess the risk of collectability and allowances are provided as deemed appropriate.  Based on the nature of our customer base, including U.S. federal, state and local governments and large reputable companies, and contracts, we have not historically experienced significant write-offs related to receivables and costs and accrued earnings in excess of billings.  The size of our allowance for uncollectible receivables as a percentage of the combined totals of our accounts receivable and accrued earnings in excess of billings on contracts is indicative of our history of successfully billing costs and accrued earnings in excess of billings on contracts and collecting the billed amounts from our clients.

As of July 3, 2009 and January 2, 2009, our receivable allowances represented 1.95% and 1.84%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of July 3, 2009 is adequate.  We have placed significant emphasis on collection efforts and continually monitors our receivable allowance.  However, future economic conditions may adversely impact some of our clients’ ability to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of July 3, 2009 and January 2, 2009 were $241.6 million and $254.2 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the numbers of days in such quarter.  Our DSO increased from 67 days as of January 2, 2009 to 69 days as of July 3, 2009.

In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 8, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, which may adversely affect our liquidity and capital resources.

Operating Activities

The increase in cash flows from operating activities for the six months ended July 3, 2009, compared to the six months ended June 27, 2008, was primarily due to fluctuations in receivables and payables as a result of the timing of payroll payments, payments from clients on accounts receivable, and payments to vendors and subcontractors.  In addition, we had a decrease in income tax payments.

During the first six months of 2009, we made significant cash disbursements of $64.2 million and $89.9 million for retirement plan contributions and bonus payments, respectively, related to our fiscal year 2008.  We received a $30 million tax refund in March 2009 due to an overpayment of estimated taxes in 2008.  Our actual NOLs available for deduction were higher than we estimated during 2008.  In addition, deferred tax assets related to depreciation expense and the timing of income from partnerships were lower than we originally estimated during 2008.  We were able to claim more actual tax depreciation expense than we originally anticipated; thus, reducing the amount of income taxes we owed for fiscal year 2008.

We expect to make estimated payments of $38.4 million to pension, post-retirement, and defined contribution plans for the remaining quarters of fiscal year 2009.

Investing Activities

With the exception of the construction and mining activities of the Washington Division, we are not capital intensive.  Our mining activities require the use of heavy equipment, which are either owned or leased.  Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs.  Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the six months ended July 3, 2009 and June 27, 2008 were $21.3 million and $45.6 million, respectively.  In addition, we disbursed $10.3 million and $23.1 million in cash related to investments in and advances to unconsolidated joint ventures for the six months ended July 3, 2009 and June 27, 2008, respectively.

On June 10, 2009, we completed the sale of our equity investment in MIBRAG and we received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale and incurred sale-related costs of $5.2 million.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG, at a loss of $27.7 million.  We used $57.0 million of the net proceeds from the sale for debt payments and invested $165.0 million of the net proceeds in bank certificates of deposits as short-term investments.

For the remaining quarters of fiscal year 2009, we expect to incur approximately $48 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.  In addition, we estimate that net cash proceeds from the asset sale in Bolivia as previously discussed in Note 10, “Subsequent Event” to our “Condensed Consolidated Financial Statements” included under Part I – Item I of this report will be approximately $55 million.

Financing Activities

The decrease in net cash flows from financing activities for the six months ended July 3, 2009, compared to the six months ended June 27, 2008, was primarily due to advance principal payments on our 2007 Credit Facility, purchase of treasury stock and distributions of earnings to noncontrolling interests, partially offset by proceeds collected from employee stock purchases and exercises of stock options.

Currently, we expect to remit approximately $100.0 million from the remaining net cash proceeds from the sale of our equity investment in MIBRAG to pay down our debt within the next twelve months.  The timing of debt repayment may be substantially different from the actual net cash inflow due to the impact of repatriation methods, taxes and allowable exclusions in our 2007 Credit Facility.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of July 3, 2009.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
2007 Credit Facility (1)	$968.0	$100.0	$466.4	$401.6	$—	$—
Capital lease obligations and equipment notes (1)	15.5	6.3	7.4	1.8	—	—
Notes payable, foreign credit lines and other indebtedness (1)	28.4	10.7	14.7	3.0	—	—
Total debt	1,011.9	117.0	488.5	406.4	—	—
Operating lease obligations (2)	518.9	146.6	207.2	114.4	50.7	—
Pension and other retirement plans funding requirements (3)	256.7	30.7	39.7	61.0	125.3	—
Interest (4)	125.5	29.7	80.3	15.5	—	—
Purchase obligations (5)	9.6	6.7	2.9	—	—	—
Asset retirement obligations (6)	3.9	0.8	1.0	1.7	0.4	—
Other contractual obligations (7)	52.6	26.2	8.5	2.1	—	15.8
Total contractual obligations	$1,979.1	$357.7	$828.1	$601.1	$176.4	$15.8

(1)	Amounts shown exclude unamortized debt issuance costs of $13.3 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.4 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  As of July 3, 2009, we had $206.3 million in standby letters of credit under our 2007 Credit Facility.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

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

•
We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of July 3, 2009.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have no indemnified claims under this guarantee.

•
As of July 3, 2009, the amount of a guarantee used to collateralize the credit facility of our United Kingdom operating subsidiary and bank guarantee lines of our European subsidiaries was $8.4 million.

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

2007 Credit Facility

As of July 3, 2009 and January 2, 2009, the outstanding balance of term loan A was $758.9 million and $842.8 million at interest rates of 1.68% and 2.69%, respectively.  As of July 3, 2009 and January 2, 2009, the outstanding balance of term loan B was $209.1 million and $232.2 million at interest rates of 2.68% and 3.69%, respectively.

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

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the WGI acquisition in 2007.  As of July 3, 2009, our consolidated leverage ratio was 1.4, which did not exceed the maximum consolidated leverage ratio of 2.75, and our consolidated interest coverage ratio was 11.9, which met the minimum consolidated interest coverage ratio of 4.5.  We were in compliance with the covenants of our 2007 Credit Facility as of July 3, 2009.

13BRevolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of July 3, 2009 and January 2, 2009.  As of July 3, 2009, we had issued $206.3 million of letters of credit leaving $493.7 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of July 3, 2009, we would remain in compliance with the covenants of our 2007 Credit Facility.

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Six Months Ended July 3, 2009	Year Ended January 2, 2009
Effective average interest rates paid on the revolving line of credit	1.6%	5.6%
Average daily revolving line of credit balances	$—	$0.2
Maximum amounts outstanding at any one point in time	$0.3	$7.7
14B

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of July 3, 2009 and January 2, 2009, we had outstanding amounts of $28.4 million and $33.9 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  As of both July 3, 2009 and January 2, 2009, the weighted-average interest rates of the notes were approximately 5.7%.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of July 3, 2009 and January 2, 2009, we had $15.1 million and $13.3 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases.  As of July 3, 2009 and January 2, 2009, we had approximately $15.5 million and $14.8 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of July 3, 2009 and January 2, 2009, we had approximately $518.9 million and $583.5 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Interest Rate Swaps.  Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million.  As of July 3, 2009 and January 2, 2009, the fair values of our interest rate swap liabilities were $11.9 million and $15.7 million, respectively.  The short-term portion of the swap liabilities was recorded in “Accrued expenses and other” on our Condensed Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities.”  The adjustments to fair values of the swap liabilities were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps are effective hedges.

Foreign Currency Forward Contract.  On March 4, 2009, we entered into a foreign currency forward contract with a notional amount of €196.0 million (equivalent to U.S. $246.1 million per the contract) with a maturity window from April 15, 2009 to July 31, 2009.  The primary objective of the contract was to manage our exposure of foreign currency transaction risk related to the Euro proceeds we received from the sale of our equity investment in MIBRAG, which was completed on June 10, 2009.  We designated €128.0 million (equivalent to U.S. $160.7 million at contract rate) of the contract as a hedge of our net investment in MIBRAG.

On June 12, 2009, we settled our foreign currency forward contract.  For the three and six months ended July 3, 2009, we recorded a loss on the settlement of this contract of $21.5 million and $27.7 million, respectively, in “Other income, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 1 of this report.  In preparing these financial statements, we have made our estimates and judgments of certain amounts, after considering materiality.  Historically, our estimates have not materially differed from actual results.  Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties.  Consequently, actual results could differ from our estimates.

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended January 2, 2009.  There were no material changes to these critical accounting policies during the six months ended July 3, 2009.  We have expanded our discussion related to at-risk and agency contracts and goodwill sensitivity analysis below.

“At-risk” and “Agency” Contracts

We recognize revenues based on characteristics of the contract or the type of relationship we have with the client, including at-risk or agency relationships.  Pursuant to Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) for at-risk relationships where we act as the principal to the transaction, the revenues and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts.  For agency relationships, where we act as an agent for our client, only the fee revenues are recognized, meaning that direct project costs and the related reimbursement from the client are netted.  From time to time, we may also collaborate with other parties by sharing our assets, services and knowledge for a joint marketing and business development arrangement, as well as other third-party contractual agreements to perform other services or specific activities required by our clients.  Significant accounting presentation and measurements are determined at inception based on the structure of the legal entity and the contractual agreement.  If we determine that these agreements are collaborative arrangements that are not accounted for as specified under Accounting Research Bulletin 51, “Consolidated Financial Statements,” SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” FASB Interpretation 46(R), “Consolidation – Variable Interest Entities,” or other authoritative guideline, then we account for the arrangement under EITF 99-19.  For the three and six months ended July 3, 2009 and June 27, 2008, we recognized immaterial amounts of revenues from agency contracts and collaborative arrangements.

Goodwill Sensitivity Analysis

While our annual impairment review did not result in impairment for any of our reporting units, there are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that would reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

On June 10, 2009, we sold our equity investment in MIBRAG, which triggered an interim impairment review of our Infrastructure and Mining reporting unit.  Our interim impairment review of this reporting unit did not indicate an impairment of the goodwill relating to that reporting unit, as previously discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies” to our “Condensed Consolidated Financial Statements” included under Part I – Item I of this report.

The key assumptions we used to estimate the fair values of our reporting units are:  (i) discount rates, (ii) compounded annual revenue growth rate, (iii) average operating margin, and (iv) terminal value capitalization rate (“capitalization rate”).  The following table summarizes the key assumptions we used in conducting our interim goodwill impairment review for the Infrastructure and Mining reporting unit as of June 11 2009:

Infrastructure and Mining as of June 11, 2009
Discount rate	13.0%
Compounded annual revenue growth rate (1)	12.5%
Average operating margin (1)	5.5%
Capitalization rate (1)	8.0%

(1)	Based on 2009-2018 projected information.

The company-dependent key assumptions are the compounded annual revenue growth rate and the average operating margin and are subject to much greater influence from our actions.  The market-driven key assumptions are the discount rate and the capitalization rate.  These rates are derived from the use of market data and employment of the Capital Asset Pricing Model.  These assumptions are the best estimate of current market conditions, have been calculated solely for purposes of these analyses and are not intended to indicate that these levels will be achieved, particularly in light of the current, anticipated and continuing recessionary conditions.

Market-Driven Key Assumptions.  Outlined below is a sensitivity analysis of the key market-driven assumptions, the discount rate and the capitalization rate, affecting our goodwill impairment review for the Infrastructure and Mining reporting unit.

To demonstrate the sensitivity of our Infrastructure and Mining reporting unit’s fair value, we indicate below the extent of the change required in each of the discount rate and the capitalization rate to cause the fair value of each reporting unit to reduce to an amount equal to its carrying value as of June 11, 2009:

	Discount Rate Used	Breakeven Discount Rate	Capitalization Rate Used	Breakeven Capitalization Rate
As of June 11, 2009
Infrastructure & Mining	13.00%	13.14%	8.00%	8.29%

Placing the discount rates into context, over the five-year period prior to 2008, we note that the discount rates used in our goodwill impairment tests have ranged from 10.0% to 12.0% and the capitalization rates have ranged from 7.0% to 8.5%.  The discount rate and the capitalization rate utilized in the current analysis were a result of the current market turbulence, which resulted in the use of historically high rates.  We believe this corroboration between the analysis and market pricing provided support that the assumptions utilized was meaningful and representative of current market participants’ assumptions.

Company-Dependent Key Assumptions.  Given the contractual nature of our business, the key assumptions over which we have greater control are the average operating margin in the short-term and compound annual revenue growth forecast over the long-term.  These two key assumptions could materially impact the fair values of our reporting units.

Operating Margin.  Based on the variance observed in our operating margin over the past five years, we tested the analysis by applying a downward sensitivity of 5% and 10% to forecasted operating margin for each year in the projection period.

Revenue Growth.  Our current contractual commitments and typical renewal expectations provide significant visibility into the revenue forecast over the next three years.  Therefore, we used a 15% and 30% reduction in the forecasted growth rate, based on the variance observed from historical results to the projected years of 2012 through 2018, to calculate the sensitivity in fair value to the assumed revenue growth.  No assurance can be given, however, that revenues will increase at these rates, or at all, particularly in light of the current, anticipated and continuing severe recessionary conditions.

The table below summarizes the sensitivity analysis for the Infrastructure and Mining reporting unit based on hypothetical changes in the four key assumptions discussed above as of June 11, 2009:

(In millions)	Infrastructure and Mining as of June 11, 2009
Excess of fair value over carrying value	$9

Reductions in the Excess of Fair Value Over Carrying Value Resulting from Changes in Key Assumptions:
Increase of 50 basis points in discount rate	(31)
Increase of 50 basis points in capitalization rate	(15)
Reduction in operating margin of 5%	(22)
Reduction in operating margin of 10%	(44)
Reduction in revenue growth of 15%	(34)
Reduction in revenue growth of 30%	(66)

As shown in the table above, these changes in the key assumptions would eliminate the excess of fair value over carrying value of the Infrastructure and Mining reporting unit.  In such cases, impairment may exist, making it necessary to perform the second step of the goodwill impairment analysis to determine whether impairment actually existed and, if it did, the amount of that impairment.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The fair value measurement of financial assets and financial liabilities became effective for us beginning in fiscal year 2008.  Four FASB Staff Positions (“FSP”) on this statement were subsequently issued.  FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or SFAS No. 141(R), “Business Combinations (Revised 2007)” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases.  This FSP was effective upon our initial adoption of SFAS 157.  FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  This FSP became effective for us at the beginning of our 2009 fiscal year.  FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” issued on October 10, 2008, clarified the application of SFAS 157 for financial assets when the market for that asset is not active.  This FSP was effective upon issuance.  FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”) issued on April 9, 2009, became effective for us at the beginning of our second fiscal quarter, which ended on July 3, 2009.  This FSP provides additional guidance on (i) determining when the volume and level of activity for the asset or liability has significantly decreased, (ii) identifying circumstances in which a transaction is not orderly, and (iii) understanding the fair value measurement implications of both (i) and (ii).

Our adoption of SFAS 157 on December 29, 2007, which was limited to financial assets and liabilities, and our adoption of FSP 157-2 on January 3, 2009, which was for the non-financial assets and non-financial liabilities, did not have a material impact on our condensed consolidated financial statements.  Our adoption of FSP 157-4 did not have a material impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests were previously described as minority interests in our condensed consolidated financial statements.  SFAS 160 requires that (i) noncontrolling interests in the condensed consolidated financial statements be reclassified as equity and be presented as a separate line item under stockholders’ equity, (ii) consolidated net income be adjusted to separately state the net income attributed to the noncontrolling interests, and (iii) consolidated comprehensive income be adjusted to separately state the comprehensive income attributed to noncontrolling interests.  In addition, the presentation of net income and amounts attributable to noncontrolling interests in our Condensed Consolidated Statements of Cash Flows was revised to reflect the impact of SFAS 160.  SFAS 160 requires prospective application, except that the presentation and disclosure of noncontrolling interests is to be retrospectively applied for all periods presented.  SFAS 160 became effective for us at the beginning of our 2009 fiscal year.  We have presented noncontrolling interests where appropriate throughout our condensed consolidated financial statements included in this report.

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

In June 2008, the FASB issued the FSP on EITF Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP states that a share-based payment award that contains nonforfeitable rights to dividends or dividend equivalents prior to vesting is a participating security and should be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  This FSP became effective for us at the beginning of our 2009 fiscal year.  Prior to November 2008, our stock award agreements provided nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, are participating securities as defined in this FSP.  In November 2008, we revised our stock award agreements for future grants so that unvested shares are non-participating securities.  During our quarter ended April 3, 2009, we amended grants issued prior to November 2008 to be non-participating securities until vested.  As a result, the effect of this FSP on our EPS for the three and six months ended July 3, 2009 was not material.  However, since the FSP requires retrospective application, our EPS for the quarter ended June 27, 2008 has been modified to reflect the impact of the adoption of this FSP, which was to reduce our basic EPS from $0.72 to $0.70 and from $1.33 to $1.30 for the three and six months ended June 27, 2008, respectively.  It also reduced our diluted EPS from $0.72 to $0.70 and from $1.32 to $1.29 for the three and six months ended June 27, 2008, respectively.

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

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide more transparency about the assets in defined benefit pension and other postretirement plans.  The new disclosures are designed to provide additional insight into (i) how investment decisions are made, including factors necessary to understanding investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in SFAS 157) on changes in plan assets for the period, and (v) significant concentrations of risk within plan assets.  This FSP became effective for us at the beginning of our 2009 fiscal year for our next annual disclosure and we do not believe it will have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires (i) recognition in the financial statements of the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (ii) disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued, and (iii) disclosure of the nature of the non-recognized subsequent event and related estimate of the financial effects to keep the financial statements from being misleading, or a statement that such an estimate cannot be made. SFAS 165 applies only to the accounting for and disclosure of subsequent events not addressed in other GAAP.  This statement became effective for us in the second quarter of our 2009 fiscal year and applies to our interim and fiscal year financial statements prospectively.  Consistent with past practice, we have evaluated subsequent events through the issuance date of our financial statements, which, for the quarter ended July 3, 2009, was August 12, 2009.  The adoption of SFAS 165 did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”).  The statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by (i) removing the concept of a qualifying special-purpose entity (“QSPE”), (ii) eliminating the exception from FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) that applied to QSPEs, (iii) clarifying that the transferor of a financial asset must evaluate whether, after the transfer, it still directly or indirectly controls the transferred asset, (iv) limiting the circumstances under which a financial asset should be derecognized when the transferor has continuing involvement with the transferred asset or partially transferred asset, (v) removing the special provisions for guaranteed mortgage securitizations, (vi) removing the exemption from initial measurement of servicing assets and servicing liabilities at fair value where it was impracticable to determine fair value, and (vii) requiring additional disclosures concerning transfers of financial assets and a transferor's continuing involvement with such assets.  This statement will be effective for us at the beginning of our 2010 fiscal year and will apply to our interim and fiscal year financial statements thereafter.  We are currently in the process of determining the impact that adoption of this statement will have on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  The statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and amends the consolidation guidance for entities within the scope of FIN 46(R) and QSPEs excluded from the scope of FIN 46(R).  This statement requires us to conduct an on-going assessment, including qualitative analysis, of whether an entity is a variable interest entity (“VIE”), as well as the primary beneficiary of a VIE.  In addition, this statement requires us to provide additional disclosures about significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and financial impact to the company due to the involvement with a VIE.  This statement will be effective for us at the beginning of our 2010 fiscal year and will apply to our interim and fiscal year financial statements thereafter.  We are currently in the process of determining the impact that adoption of this statement will have on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification (“Codification”) is now the single source of authoritative GAAP applicable to all non-governmental entities and will supersede all existing pronouncements, EITF abstracts and other literature issued by the FASB and the American Institute of Certified Public Accountants.  The FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts.  Instead, the FASB will issue accounting standards updates, which will not be considered as authoritative in their own right.  These updates will provide background information about the guidance and the bases for conclusions regarding the changes in the Codification.  Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.  These codification and related updates will be effective for us in the third quarter of our 2009 fiscal year and apply to our interim and fiscal year financial statements thereafter.  The adoption of SFAS 168 will not have a material impact on our condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million to hedge against changes in floating interest rates.  The notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on the expected outstanding indebtedness of approximately $968 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase approximately $3.9 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.31%, which would lower our net-of-tax interest expense by approximately $1.2 million.  This analysis is computed taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $200.0 million expiring in December 2009.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our operating contracts.  We had foreign currency translation gains, net of tax, of $15.0 million and five thousand dollars for the three months ended July 3, 2009 and June 27, 2008, respectively.  We had foreign currency translation gains, net of tax, of $10.3 million and $5.4 million for the six months ended July 3, 2009 and June 27, 2008, respectively.

On March 4, 2009, we entered into a foreign currency forward contract to manage our currency exposure related to Euro proceeds from the sale of our equity investment in MIBRAG, which closed on June 10, 2009.  At the settlement date, we recorded a foreign exchange loss of $27.7 million in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 3, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the second quarter of 2009, we experienced a decline in our quarterly revenues compared to the same period in 2008 and a slowdown in project awards.  If the economy remains weak or client spending declines further, then our revenues, book of business, net income and overall financial condition may deteriorate.  In light of current macroeconomic conditions, we are projecting declines in revenues in our power and industrial and commercial market sectors for 2009.  Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in delaying, curtailing or canceling proposed and existing projects by clients.

The global economic conditions caused by the decline in the worldwide economy and constraints in the credit market has caused, and may continue to cause, clients to delay, curtail or cancel proposed and existing projects, thus decreasing the overall demand for our services and weakening our financial results.

Our clients have been impacted by the global economic conditions caused by the decline in the overall economy and constraints in the credit market.  As a result, some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, thus decreasing the overall demand for our services and adversely impacting our results of operations.  For example, we have experienced and expect to continue to experience delays or cancellations in new projects for which we typically provide engineering and construction services.  The current economic volatility has also made it very difficult for us to predict the short-term and long-term impacts on our business and made it more difficult to forecast our business and financial trends.  In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  The economic downturn, tightened credit markets and the decline in commodity prices have resulted in reductions in spending capital for the development of new production facilities, particularly among clients in our power market sector, as well as in the oil and gas and manufacturing industries, adversely affecting our revenues in our power and industrial and commercial market sectors.  Also, rapid changes in the prices of commodities make it difficult for our clients and us to project future capital expenditures on projects.  Lastly, ongoing credit constraints in the market could limit our ability to access credit markets in the future and, therefore, impact our liquidity.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and significantly reduce our expected profits and revenues.

If we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.  We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.  As of July 3, 2009, our book of business was estimated at approximately $30.8 billion, which included $18.1 billion of our backlog.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process and would be cancelled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of the current economic conditions.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 41% of our total revenues for the six months ended July 3, 2009.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”) and the Services Contract Act security regulations, as well as many other laws and regulations.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards.  For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

If our goodwill or intangible assets become impaired, then our profits may be reduced.

A decline in our stock price and market capitalization (such as our stock price decline in 2008) could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.6 billion as of July 3, 2009.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

On June 10, 2009, we sold our equity investment in MIBRAG, which triggered an interim impairment review of our Infrastructure and Mining reporting unit.  Our interim impairment review of this reporting unit did not indicate an impairment of the goodwill relating to that reporting unit.  While this review indicated that the estimated fair value exceeded the carrying value of goodwill relating to that reporting unit by approximately 2% as of June 11, 2009, it is reasonably possible that changes in the numerous variables associated with the judgments, assumptions and estimates we made in assessing the fair value of our goodwill, could cause the value of this or other reporting units to become impaired.  If our goodwill is impaired or if a material contract is terminated, causing our intangible assets to be impaired, we would be required to record a non-cash charge that could have a material adverse effect on our condensed consolidated financial statements.

The completion of our merger with WGI substantially increased our indebtedness, which could adversely affect our liquidity, cash flows and financial condition.

On November 15, 2007, in order to complete the WGI acquisition, we entered into the 2007 Credit Facility, which provided for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  All loans outstanding under the 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR plus, in each case, an applicable margin.  The applicable margin will adjust to a leverage-based performance pricing grid based on our Consolidated Leverage Ratio.  As of July 3, 2009, our outstanding balance under the 2007 Credit Facility was $968 million.  We have hedged $400.0 million of interest payments on our 2007 Credit Facility borrowings using floating-for-fixed interest rate swaps.  The $400.0 million notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.

Based on assumed interest rates and a margin determined by the Consolidated Leverage Ratio (our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization), our debt service obligations, consisting of interest payments during the next twelve months, will be approximately $30.0 million, excluding amortization of financing fees, tax-related interest expense and other interest expense not related to the term loan facilities.  If our Consolidated Leverage Ratio is higher than assumed, our interest expense and unused revolving line of credit fees will increase.

Based on the expected outstanding indebtedness of approximately $968 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher over the next twelve-month period, our net-of-tax interest expense would increase approximately $3.9 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.31%, which would lower our net-of-tax interest expense by approximately $1.2 million.  This analysis is computed taking into account the current outstanding balance of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $200 million expiring in December 2009.  The result of this analysis would change if the underlying assumptions were modified.  As a consequence of the increase in our indebtedness resulting from the WGI acquisition, demands on our cash resources have increased and potentially could further increase.  The increased level of debt relative to pre-acquisition levels could, among other things:

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

Because we depend on governments for a significant portion of our revenues, our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues significantly.

Revenues from our federal market sector represented approximately 41% of our total revenues for the six months ended July 3, 2009.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing.  For example, the ARRA enacted in February 2009 provides funding for various clients’ state transportation projects, for which we provide services.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  For example, we may recognize revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include, but are not limited to the following:

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

If we fail to timely complete a project, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

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

We may be required to pay liquidated damages if we fail to meet milestone requirements in some of our contracts.

We may be required to pay liquidated damages if we fail to meet milestone requirements in some of our contracts.  For example, our common sulfur project in Qatar gives the client the right to assess approximately $24 million against a consortium in which our subsidiary is a member if project milestones are not completed by a pre-determined date.  Failure to meet any of the milestone requirements could result in additional costs, and the amount of such additional costs could exceed the projected profits on the project.  These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a regular basis.

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability and financial penalties that could reduce our profits and revenues.

We often partner with unaffiliated third parties to jointly bid on and perform on a particular project.  For example, for the three and six months ended July 3, 2009, our equity in income of unconsolidated joint ventures amounted to $18.3 million and $58.3 million, respectively.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If our partners do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver its contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

A portion of our environmental business involves the planning, design, program management, construction and construction management, and operation and maintenance of pollution control and nuclear facilities, hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”) and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean up could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits.  If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted.  In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

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

Revenues under contracts with the DOD and other defense-related clients represented approximately 28.9% of our total revenues for the three months ended July 3, 2009.  Past increases in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

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

As a multinational company, we have operations in more than 30 countries and we derived 9% of our revenues and equity in income of unconsolidated joint ventures from international operations for the six months ended July 3, 2009.  International business is subject to a variety of risks, including:

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

As of July 3, 2009, approximately 14% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our stockholders.  In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened.  Our incorporation under Delaware law, the ability of our Board of Directors to create and issue a new series of preferred stock and provisions in our certificate of incorporation and by-laws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

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

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 4, 2009 – May 1, 2009	—	$—	—	—
May 2, 2009 – May 29, 2009	73	46.00	—	—
May 30, 2009 – July 3, 2009	9	52.45	—	2,992
Total	82		—	2,992

(1)
All purchases were made pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our stock incentive plans and Employee Stock Purchase Plan for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  Our stock repurchase program will terminate on January 1, 2010.  Pursuant to our 2007 Credit Facility, we are subject to covenants that will limit our ability to repurchase our common stock.  However, we amended our 2007 Credit Facility on June 19, 2008 so that we are allowed to repurchase up to one million shares of common stock annually if we maintain various designated financial criteria.  During the six months ended July 3, 2009, we completed the repurchase of 0.6 million shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholder held on May 22, 2009, the following proposals were adopted by our stockholder by the votes indicated below:

1.
The stockholders voted to approve the election of the following directors to hold offices until the next annual meeting of stockholder and until their successors are elected and qualified, or until their earlier deaths or resignations.

	Number of Shares
	For	Against	Abstain
H. Jesse Arnelle	71,275,195	5,708,701	48,278
Armen Der Marderosian	71,234,194	5,749,137	48,843
Mickey P. Foret	73,239,277	3,743,862	49,035
Lydia H. Kennard	74,088,514	2,911,168	32,492
Martin M. Koffel	71,076,017	5,327,872	628,285
General Joseph W. Ralston, USAF (Ret.)	71,360,416	5,624,383	47,375
John D. Roach	70,986,005	5,997,344	48,825
Douglas W. Stotlar	71,289,474	5,675,634	67,066
William P. Sullivan	72,461,252	4,489,712	81,210
William D. Walsh	71,296,804	5,688,476	46,894

2.	The stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2009 fiscal year.

Number of Shares
For	74,802,017
Against	2,171,747
Abstain	58,410
Broker Non-Votes	—

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)      Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.02	By-laws of URS Corporation as amended and restated on September 5, 2008.	8-K	3.02	9/11/2008
10.3	Description of URS Corporation tax gross-up policy and modification of tax gross-up arrangements with Messrs. Koffel and Zarges.	8-K	*	4/29/2009	**
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X***

*	Set forth in Item 5.02.

**	Represents a management contract or compensatory plan or arrangement.

***
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

URS CORPORATION

Dated: August 12, 2009	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.