Form 10-Q
period 2009-10-02
URS CORP /NEW/
filed 2009-11-12
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to _____________

Commission file number 1-7567

URS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-1381538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Montgomery Street, 26th Floor
San Francisco, California	94111-2728
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16BClass	Outstanding at November 2, 2009

Common Stock, $.01 par value	83,920,206

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services and other business trends; potential new project awards and other opportunities; future accounting and actuarial estimates, including our goodwill sensitivity analysis; future income taxes; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees and contingencies; future capital expenditures and resources; our ability to create and maintain effective cost controls; future governmental approvals of our billing practices; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions.  However, such forward-looking statements by their nature involve risks and uncertainties.  We caution that a variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements: economic weakness and declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; impairment of our goodwill; impact of recent liquidity constraints upon us or upon our clients; our leveraged position and the ability to service our debt; restrictive covenants in our 2007 Credit Facility; our ability to procure government contracts; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; availability of bonding and insurance; integration of acquisitions; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; nuclear energy indemnification; a decline in defense spending; industry competition; our ability to attract and retain key individuals; employee, agent or partner misconduct; retirement plan obligations; risks associated with international operations; business activities in high security risk countries; third-party software risks; terrorist and natural disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42, Risk Factors beginning on page 75, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFOMRATION

ITEM 1.  FINANCIAL STATEMENTS

2BURS CORPORATION AND SUBSIDIARIES
3BCONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
4B(In thousands, except per share data)

	October 2, 2009	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$469,657	$223,998
Short-term investments	195,562	—
Accounts receivable, including retentions of $43,719 and $51,141, respectively	1,058,721	1,062,177
Costs and accrued earnings in excess of billings on contracts	1,053,835	1,079,047
Less receivable allowances	(43,992)	(39,429)
Net accounts receivable	2,068,564	2,101,795
Deferred tax assets	101,255	161,061
Prepaid expenses and other assets	161,848	153,627
Total current assets	2,996,886	2,640,481
Investments in and advances to unconsolidated joint ventures	90,300	269,616
Property and equipment at cost, net	271,274	347,076
Intangible assets, net	471,888	511,508
Goodwill	3,158,213	3,158,205
Other assets	80,890	74,266
Total assets	$7,069,451	$7,001,152
LIABILITIES AND EQUITY
Current liabilities:
Book overdrafts	$441	$438
Current portion of long-term debt	116,594	16,506
Accounts payable and subcontractors payable, including retentions of $64,034 and $85,097, respectively	632,874	712,552
Accrued salaries and wages	497,413	430,938
Billings in excess of costs and accrued earnings on contracts	236,736	254,186
Accrued expenses and other	166,262	172,735
Total current liabilities	1,650,320	1,587,355
Long-term debt	780,502	1,091,528
Deferred tax liabilities	331,613	270,165
Self-insurance reserves	117,121	101,930
Pension, post-retirement, and other benefit obligations	189,344	202,520
Other long-term liabilities	88,435	91,898
Total liabilities	3,157,335	3,345,396
Commitments and contingencies (Note 8)
URS Stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200,000 shares; 85,983 and 85,004 shares issued, respectively; and 83,931 and 83,952 shares outstanding, respectively	859	850
Treasury stock, 2,052 and 1,052 shares at cost, respectively	(83,810)	(42,585)
Additional paid-in capital	2,871,421	2,838,290
Accumulated other comprehensive loss	(38,209)	(55,866)
Retained earnings	1,119,307	883,942
Total URS stockholders’ equity	3,869,568	3,624,631
Noncontrolling interests	42,548	31,125
Total stockholders’ equity	3,912,116	3,655,756
Total liabilities and stockholders’ equity	$7,069,451	$7,001,152

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Revenues	$2,318,525	$2,588,091	$7,136,771	$7,378,062
Cost of revenues	(2,217,054)	(2,448,700)	(6,765,745)	(7,008,457)
General and administrative expenses	(17,943)	(20,440)	(56,635)	(57,076)
Equity in income of unconsolidated joint ventures	20,703	24,289	79,048	81,021
Operating income	104,231	143,240	393,439	393,550
Interest expense	(10,994)	(21,401)	(37,643)	(70,146)
Other income, net (Note 2)	—	—	47,914	—
Income before income taxes	93,237	121,839	403,710	323,404
Income tax expense	(24,640)	(51,028)	(151,765)	(136,013)
Net income	68,597	70,811	251,945	187,391
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(3,840)	(5,046)	(16,580)	(12,831)
Net income attributable to URS	$64,757	$65,765	$235,365	$174,560

Comprehensive income (loss):
Net income	$68,597	$70,811	$251,945	$187,391
Pension and post-retirement related adjustments, net of tax	(542)	—	(456)	—
Foreign currency translation adjustments, net of tax	(405)	(13,380)	9,917	(7,962)
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	—	5,115	—
Unrealized gain (loss) on interest rate swaps, net of tax	826	1,201	3,081	(1,598)
Comprehensive income	68,476	58,632	269,602	177,831
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(3,840)	(5,046)	(16,580)	(12,831)
Comprehensive income attributable to URS	$64,636	$53,586	$253,022	$165,000

Earnings per share (Note 1):
Basic	$.80	$.78	$2.89	$2.07
Diluted	$.79	$.77	$2.87	$2.06
Weighted-average shares outstanding (Note 1):
Basic	81,418	82,296	81,419	82,030
Diluted	81,780	82,765	81,895	82,606

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
B(In thousands, except shares data)

				Additional	Accumulated Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 28, 2007	83,303	$833	$(287)	$2,797,238	$16,635	$664,151	$3,478,570	$25,086	$3,503,656
Employee stock purchases and exercises of stock options	263	2	—	2,480	—	—	2,482	—	2,482
Stock-based compensation	939	10	—	22,087	—	—	22,097	—	22,097
Excess tax benefits from stock-based compensation	—	—	—	3,923	—	—	3,923	—	3,923
Foreign currency translation adjustments, net of tax	—	—	—	—	(7,962)	—	(7,962)	—	(7,962)
Interest rate swaps, net of tax	—	—	—	—	(1,598)	—	(1,598)	—	(1,598)
Purchase of treasury stock	(1,000)	—	(42,298)	—	—	—	(42,298)	—	(42,298)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,540)	(11,540)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	549	549
Net income	—	—	—	—	—	174,560	174,560	12,831	187,391
Balances, September 26, 2008	83,505	$845	$(42,585)	$2,825,728	$7,075	$838,711	$3,629,774	$26,926	$3,656,700

Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631	$31,125	$3,655,756
Employee stock purchases and exercises of stock options	110	1	—	972	—	—	973	—	973
Stock-based compensation	869	8	—	30,176	—	—	30,184	—	30,184
Excess tax benefits from stock-based compensation	—	—	—	1,983	—	—	1,983	—	1,983
Foreign currency translation adjustments, net of tax	—	—	—	—	9,917	—	9,917	—	9,917
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	—	—	—	5,115	—	5,115	—	5,115
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(456)	—	(456)	—	(456)
Interest rate swaps, net of tax	—	—	—	—	3,081	—	3,081	—	3,081
Purchase of treasury stock	(1,000)	—	(41,225)	—	—	—	(41,225)	—	(41,225)
Unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	(10,728)	—	(10,728)	—	(10,728)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	10,728	—	10,728	—	10,728
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22,238)	(22,238)
Contributions from joint venture partners	—	—	—	—	—	—	—	15,300	15,300
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	1,781	1,781
Net income	—	—	—	—	—	235,365	235,365	16,580	251,945
Balances, October 2, 2009	83,931	$859	$(83,810)	$2,871,421	$(38,209)	$1,119,307	$3,869,568	$42,548	$3,912,116

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
5BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
6B(In thousands)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash flows from operating activities:
Net income	$251,945	$187,391
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	66,958	66,147
Amortization of intangible assets	39,619	39,374
Amortization of debt issuance costs	5,915	6,280
Loss on settlement of foreign currency forward contract	27,675	—
Net gain on sale of investment in unconsolidated joint venture	(75,589)	—
Normal profit	(10,895)	(6,098)
Provision for doubtful accounts	6,415	3,324
Deferred income taxes	102,753	66,242
Stock-based compensation	30,184	22,097
Excess tax benefits from stock-based compensation	(1,983)	(3,923)
Equity in income of unconsolidated joint ventures, less dividends received	(19,723)	(16,192)
Changes in operating assets, liabilities and other, net of effects of acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	40,817	(94,773)
Prepaid expenses and other assets	(998)	(12,339)
Changes in advances to unconsolidated joint ventures	14,984	(2,878)
Accounts payable, accrued salaries and wages and accrued expenses	(23,882)	9,085
Billings in excess of costs and accrued earnings on contracts	(9,818)	8,038
Other long-term liabilities	398	1,813
Other assets, net	3,381	9,774
Total adjustments and changes	196,211	95,971
Net cash from operating activities	448,156	283,362
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	(26,784)
Proceeds from disposal of property and equipment, and sale-leaseback transactions	53,362	10,722
Proceeds from sale of investment in unconsolidated joint venture, net of related selling costs	282,584	—
Payment in settlement of foreign currency forward contract	(273,773)	—
Receipt in settlement of foreign currency forward contract	246,098	—
Investments in and advances to unconsolidated joint ventures	(13,769)	(28,035)
Changes in restricted cash	(1,108)	(134)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(34,455)	(62,329)
Purchase of short-term investments	(195,562)	—
Net cash from investing activities	63,377	(106,560)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
8B(In thousands)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash flows from financing activities:
Long-term debt principal payments	(215,030)	(176,777)
Net payments under lines of credit and short-term notes	(483)	(259)
Net change in book overdrafts	3	10,676
Capital lease obligation payments	(4,771)	(5,949)
Excess tax benefits from stock-based compensation	1,983	3,923
Proceeds from employee stock purchases and exercises of stock options	9,865	19,314
Net distributions to noncontrolling interests	(16,216)	(20,304)
Purchase of treasury stock	(41,225)	(42,298)
Net cash from financing activities	(265,874)	(211,674)
Net increase (decrease) in cash and cash equivalents	245,659	(34,872)
Cash and cash equivalents at beginning of period	223,998	256,502
Cash and cash equivalents at end of period	$469,657	$221,630

Supplemental information:
Interest paid	$31,802	$63,794
Taxes paid	$56,094	$44,336
Taxes refunded	$30,565	$—

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$—	$9,747
Liabilities assumed	—	(9,747)
Non cash business acquisitions	$—	$—
Equipment acquired with capital lease obligations and equipment note obligations	$5,463	$8,895

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

0BNOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

1BOverview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have more than 45,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We operate through three divisions:  the URS Division, the EG&G Division and the Washington Division.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended January 2, 2009.  The results of operations for the nine months ended October 2, 2009 are not indicative of the operating results for the full year or for future years.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Earnings Per Share

Effective January 3, 2009, we adopted new accounting guidance on earnings per share (“EPS”).  This guidance requires us to include unvested restricted stock awards and units with nonforfeitable dividend rights as participating securities in applying the two-class method to calculate EPS.  Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period.  In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.  Our participating securities consisted of unvested restricted stock awards and units, issued prior to November 2008, which had nonforfeitable dividend rights.  During the quarter ended April 3, 2009, we amended these restricted stock awards and units to be non-participating securities until vested.  As a result, the effect of this guidance on our EPS for the three and nine months ended October 2, 2009 was not material.  However, since this guidance requires retrospective application, our EPS for the three and nine months ended September 26, 2008 were modified to reflect the impact of our adoption of this guidance.

In our computation of diluted EPS, we exclude the potential shares related to stock options that are issued and unexercised where the exercise price exceeds the average market price of our common stock during the period.  We also exclude nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.

The following table summarizes the earnings available to common stockholders for both basic and diluted EPS calculations, the reconciliation between weighted-average shares outstanding used in calculating basic and diluted EPS, and the anti-dilutive shares that were excluded from the computation of diluted EPS for the three and nine months ended October 2, 2009 and September 26, 2008:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net income attributable to URS	$64,757	$65,765	$235,365	$174,560
Less: Earnings allocated to participating securities	—	(1,926)	—	(4,528)
Earnings available to common stockholders – Basic and Diluted	$64,757	$63,839	$235,365	$170,032

Weighted-average common stock shares outstanding (1)	81,418	82,296	81,419	82,030
Effect of dilutive stock options and restricted stock awards and units	362	469	476	576
Weighted-average common stock outstanding – Diluted	81,780	82,765	81,895	82,606
________________
(1)	Weighted-average common stock outstanding excludes treasury stock.

(In thousands)	October 2, 2009	September 26, 2008
Anti-dilutive equity awards not included above	559	—

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

At October 2, 2009 and January 2, 2009, cash and cash equivalents included $107.4 million and $95.3 million, respectively, of cash and cash equivalents held by our consolidated joint ventures.

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

Costs and accrued earnings in excess of billings on contracts in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  As of October 2, 2009 and January 2, 2009, costs and accrued earnings in excess of billings on contracts were $1.05 billion and $1.08 billion, respectively.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.

Accounts receivable and costs and accrued earnings in excess of billings on contracts include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.  At October 2, 2009, significant unapproved change orders and claims collectively represented approximately 4% of our accounts receivable and accrued earnings in excess of billings on contracts.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts between the U.S. federal government and other customers as of October 2, 2009 and January 2, 2009.

	As of
(In millions)	October 2, 2009	January 2, 2009
Accounts receivable:
U.S. federal government	$443.3	$294.5
Others	615.4	767.7
Total accounts receivable	$1,058.7	$1,062.2
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$522.2	$471.4
Others	531.6	607.6
Total costs and accrued earnings in excess of billings on contracts	$1,053.8	$1,079.0

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

We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred.  However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes can result in future impairments.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Beginning in the first quarter of our fiscal year 2009, we merged the operations of our Infrastructure and Mining reporting units into one reporting unit, “Infrastructure and Mining.”  On June 10, 2009, we sold our equity investment in an incorporated mining joint venture in Germany – MIBRAG mbH (“MIBRAG”), which was significant to our Infrastructure and Mining reporting unit, as discussed in Note 2, “Investments in and Advances to Joint Ventures.”  The sale of MIBRAG triggered an interim impairment review of this reporting unit in the second quarter of 2009.  As of June 11, 2009, the Infrastructure and Mining reporting unit had $294 million of goodwill and had a fair value in excess of its carrying value of approximately 2%.  As a result, our review indicated that the Infrastructure and Mining reporting unit’s goodwill had not been impaired.

On August 19, 2009, our client terminated, in its discretion, a Bolivian mining contract performed under our Infrastructure and Mining reporting unit.  Following the termination, our former client exercised its right under the mining contract to purchase substantially all of our mining equipment related to the mining contract.  The net book value of this equipment was approximately $42.8 million, and we recognized a pre-tax gain of $1.8 million included in “Cost of revenues.”  We also recognized the remaining $7.8 million of normal profit related to the mining contract during the three months ended October 2, 2009.  In addition, the termination of this contract, which was significant to our Infrastructure and Mining reporting unit, triggered an interim impairment review of that reporting unit’s goodwill in the third quarter of 2009.  As of August 20, 2009, the Infrastructure and Mining reporting unit had $294 million of goodwill and had a fair value in excess of its carrying value of approximately 4%.  As a result, our review indicated that the Infrastructure and Mining reporting unit’s goodwill had not been impaired.

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	As of
(In millions)	October 2, 2009	January 2, 2009
Billings in excess of costs and accrued earnings on contracts	$196.7	$182.6
Advance payments negotiated as a contract condition	10.8	30.4
Estimated losses on uncompleted contracts	19.6	21.0
Normal profit liabilities	0.5	11.1
Project-related legal liabilities and other project-related reserves	6.1	4.0
Other	3.0	5.1
Total	$236.7	$254.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Adopted and Other Recently Issued Accounting Guidance

We adopted new accounting guidance regarding fair value measurement of non-financial assets and non-financial liabilities as of the beginning of our 2009 fiscal year.  Our adoption of this guidance did not have a material impact on our consolidated financial statements.  Various other updates were subsequently issued related to fair value guidance that also were not material to our consolidated financial statements.

We adopted new accounting guidance on collaborative arrangements at the beginning of our 2009 fiscal year.  This guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement, and between participants in the arrangement and third parties.  Revenues and costs incurred with third parties in connection with collaborative arrangements are to be presented on a gross or a net basis in accordance with revenue recognition guidance.  The guidance requires disclosure of the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement transactions related to the arrangements.  The guidance also requires retrospective application to all periods presented for all collaborative arrangements existing as of the effective date.  Our adoption of this guidance did not have a material impact on our consolidated financial statements since we have consistently determined our arrangements at inception as either an at-risk relationship or an agency relationship and recorded their activities on a gross or net basis, respectively, as required.

We adopted new accounting guidance on noncontrolling interests in consolidated financial statement at the beginning of our 2009 fiscal year.  This guidance establishes accounting and reporting requirements for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests were previously characterized as minority interests in our condensed consolidated financial statements and are now presented as a separate line item under stockholders’ equity.  The net income and the comprehensive income attributed to the noncontrolling interests are separately stated in our Consolidated Statements of Operations and Comprehensive Income.  The presentation of net income and amounts attributable to noncontrolling interests in our Consolidated Statements of Cash Flows was retrospectively revised to reflect the impact of this guidance.

We adopted new accounting guidance on business combinations at the beginning of our 2009 fiscal year.  This guidance revises principles and requirements for recognizing and measuring the identifiable assets acquired, the liabilities assumed, goodwill, noncontrolling interest in the acquiree, as well as the contingent assets and contingent liabilities derived from business combinations.  With limited exceptions, the guidance requires measuring and recording assets and liabilities at their acquisition-date fair value.  This guidance also requires expensing acquisition-related costs as incurred and recording any subsequent changes to pre-acquisition tax exposures in our income statement.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

We adopted new accounting guidance on derivative instruments and hedging activities at the beginning of our 2009 fiscal year.  This guidance requires enhanced qualitative and quantitative disclosures to improve the transparency of financial reporting about an entity’s derivative and hedging activities in both annual and interim financial statements.  This guidance also requires disclosures of additional information on how and why derivative instruments are used.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We adopted new accounting guidance on share-based payment awards at the beginning of our 2009 fiscal year.  This guidance defines share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting as participating securities.  These share-based payments are considered in the earnings allocation in computing EPS under the two-class method.  Prior to November 2008, our stock award agreements provided nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, were participating securities.  In November 2008, we revised our stock award agreements for future grants so that unvested shares became non-participating securities until vested.  In addition, during our quarter ended April 3, 2009, we amended grants issued prior to November 2008 so that they would be non-participating securities until vested.  As a result, the effect of this guidance on our EPS for the three and nine months ended October 2, 2009 was not material.  However, because this guidance requires retrospective application, our EPS for the quarter ended September 26, 2008 has been modified to reflect the impact, which was to reduce our basic EPS from $0.80 to $0.78 and from $2.13 to $2.07 for the three and nine months ended September 26, 2008, respectively.  It also reduced our diluted EPS from $0.79 to $0.77 and from $2.11 to $2.06 for the three and nine months ended September 26, 2008, respectively.

We adopted new accounting guidance on equity method investments at the beginning of our 2009 fiscal year.  This guidance clarifies how the initial carrying value of an equity investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, how an equity-method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

We adopted new accounting guidance on subsequent events in the second quarter of our 2009 fiscal year.  This new guidance modified terminology and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, including requiring disclosure of the date through which subsequent events have been evaluated.  Consistent with past practice, we have evaluated subsequent events through the issuance date of our financial statements, which, for the quarter ended October 2, 2009, was November 12, 2009.

We adopted the Accounting Standards Codification (“Codification”) in the third quarter of our 2009 fiscal year.  Except as set forth below with respect to rules and interpretive releases of the Securities and Exchange Commission (“SEC”), the Codification is now the single source of authoritative GAAP applicable to all non-governmental entities and supersedes all existing pronouncements, Emerging Issues Task Force (“EITF”) abstracts and other literature issued by the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants.  The FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts.  Instead, the FASB issues accounting standard updates to provide background information about the guidance and the bases for conclusions regarding the changes in the Codification.  Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.

New accounting guidance has been issued on pension and postretirement benefit plans, which will become effective for our 2009 fiscal year-end.  This guidance requires additional annual disclosures of the factors necessary to understand investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.

New accounting guidance has been issued on transfers of financial assets, which will become effective for us at the beginning of our 2010 fiscal year.  This guidance eliminates the concept of a qualifying special-purpose entity, limits the circumstances under which a financial asset is derecognized and requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets.  We are currently in the process of evaluating the impact on our consolidated financial statements from the adoption of this guidance.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

New accounting guidance has been issued on consolidation of variable interest entities (“VIE”), which will become effective for us at the beginning of our 2010 fiscal year.  This guidance amends the accounting and disclosure requirements for the consolidation of a VIE.  It requires additional disclosures about the significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and the financial impact to a company due to its involvement with a VIE.  We are currently in the process of evaluating the impact on our consolidated financial statements from the adoption of this guidance.

NOTE 2.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

We participate in joint ventures, partnerships and partially-owned limited liability companies.  We consolidate entities in which we hold majority ownership in our financial statements.  In addition, we also consolidate VIEs of which we are the primary beneficiary.

For further discussion regarding the nature of the risks associated with our participation in such joint ventures, see Note 8, “Commitments and Contingencies.”

Consolidated Ventures

We are a 60% owner and the primary beneficiary of Advatech, LLC. (“Advatech”), which provides design, engineering, construction and construction management services to its customers relating to specific technology involving wet flue gas desulfurization processes.  We have not guaranteed any debt on behalf of Advatech; however, one of our subsidiaries has guaranteed the performance of Advatech’s contractual obligations.  Advatech’s total revenues were $34.8 million and $73.6 million for the three months ended October 2, 2009 and September 26, 2008, respectively.  Advatech’s total revenues were $146.8 million and $266.9 million for the nine months ended October 2, 2009 and September 26, 2008, respectively.  The decline in revenues for both the three and nine months ended October 2, 2009 is due to the completion of several major projects in 2009, as well as the delay of new projects.

Advatech generally enters into target-price contracts.  The consolidated liabilities of Advatech represent obligations to fulfill contract requirements.  The maximum risk associated with Advatech’s contracts is a combination of the remaining estimated costs, projected cost overruns or other penalties.  The following table presents the total assets, liabilities and owners’ equity of Advatech.

(In thousands)	October 2, 2009	January 2, 2009
Cash and cash equivalents	$30,806	$23,696
Net accounts receivable	29,321	58,838
Other current assets	—	199
Non-current assets	—	3
Total assets	$60,127	$82,736

Accounts and subcontractors payable	$25,223	$39,801
Billings in excess of costs and accrued earnings	8,384	17,515
Accrued expenses and other	210	—
Non-current liabilities	—	349
Total liabilities	33,817	57,665

Total owners’ equity	26,310	25,071
Total liabilities and owners’ equity	$60,127	$82,736

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We also formed a joint venture for the purpose of constructing a cement plant in Missouri.  We have a 55% interest in and are the primary beneficiary of this joint venture.  As of October 2, 2009, our scope of work on this project was completed.  The joint venture’s total revenues were $10.7 million and $163.8 million for the three months ended October 2, 2009 and September 26, 2008, respectively.  The joint venture’s total revenues were $188.2 million and $409.1 million for the nine months ended October 2, 2009 and September 26, 2008, respectively.  The following table presents the total assets, liabilities and owners’ equity of the consolidated joint venture described above.

(In thousands)	October 2, 2009	January 2, 2009
Cash and cash equivalents	$12,005	$46,607
Net accounts receivable	4,020	85,285
Total assets	$16,025	$131,892

Accounts and subcontractors payable	$12,186	$121,158
Accrued expenses and other	—	1,179
Total liabilities	12,186	122,337

Total owners’ equity	3,839	9,555
Total liabilities and owners’ equity	$16,025	$131,892

For the three and nine months ended October 2, 2009 and September 26, 2008, there were no material changes in our ownership interests in our consolidated joint ventures.  In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests in these ventures.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Sale of Equity Investment in MIBRAG

On June 10, 2009, we completed the sale of our equity investment in MIBRAG, which operates lignite coal mines and power plants in Germany.  We received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG.  (See Note 4, “Indebtedness” for further discussion of our foreign currency loss related to the foreign currency forward contract).  The following table describes the impact of these transactions for the nine months ended October 2, 2009:

(In millions)	Nine Months Ended October 2, 2009
Other income, net:
Sales proceeds	$287.8
Less: carrying value	(207.0)
sale-related costs	(5.2)
Gain on sale	75.6
Loss on settlement of foreign currency forward contract	(27.7)
Other income, net	$47.9

The net after-tax impact of these two transactions resulted in an increase to net income and diluted EPS of $30.6 million and $0.37, respectively, for the nine months ended October 2, 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, on a combined 100% basis for our unconsolidated joint ventures:

(In thousands)	MIBRAG Mining Venture (1)	Other Unconsolidated Joint Ventures (2)
October 2, 2009
Current assets	N/A	$620,843
Noncurrent assets	N/A	$15,749
Current liabilities	N/A	$446,925
Noncurrent liabilities	N/A	$4,672

January 2, 2009
Current assets	$173,270	$587,502
Noncurrent assets	$1,048,991	$15,097
Current liabilities	$82,100	$444,845
Noncurrent liabilities	$782,008	$4,348

Three months ended October 2, 2009 (1)
Revenues	N/A	$425,389
Cost of revenues	N/A	(362,227)
Income from continuing operations before tax	N/A	$63,162
Net income	N/A	$61,376

Three months ended September 26, 2008
Revenues	$133,266	$439,953
Cost of revenues	(114,879)	(390,389)
Income from continuing operations before tax	$18,387	$49,564
Net income	$18,320	$49,564

Nine months ended October 2, 2009 (1)
Revenues	$219,606	$1,426,963
Cost of revenues	(181,770)	(1,235,808)
Income from continuing operations before tax	$37,836	$191,155
Net income	$37,307	$182,730

Nine months ended September 26, 2008
Revenues	$397,274	$1,449,541
Cost of revenues	(343,175)	(1,282,541)
Income from continuing operations before tax	$54,099	$167,000
Net income	$51,914	$167,000
________________
(1)	The financial information for the MIBRAG mining venture is presented through June 10, 2009, the closing date of the sale of our equity investment in MIBRAG.

(2)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

For the three and nine months ended September 26, 2008, we received $2.2 million and $6.9 million, respectively, of distributions from our MIBRAG mining venture.  There was no distribution from MIBRAG for the three and nine months ended October 2, 2009.  We also received $12.3 million and $15.8 million, respectively, of distributions from other unconsolidated joint ventures for the three months ended October 2, 2009 and September 26, 2008, and $59.3 million and $57.9 million, respectively, for the nine months ended October 2, 2009 and September 26, 2008.

NOTE 3.  PROPERTY, EQUIPMENT, AND INTANGIBLE ASSETS

Property and Equipment

Our property and equipment consisted of the following:

(In thousands)	October 2, 2009	January 2, 2009
Equipment and internal-use software	$385,515	$365,855
Construction and mining equipment (1)	125,340	180,268
Furniture and fixtures	56,556	54,214
Leasehold improvements	70,898	63,267
Construction in progress	132	3,564
Land and improvements	584	584
	639,025	667,752
Accumulated depreciation and amortization (1)	(367,751)	(320,676)
Property and equipment at cost, net	$271,274	$347,076
________________
(1)
During the third quarter of 2009, we sold $55.7 million of mining equipment, with accumulated depreciation of $12.9 million, located in Bolivia to our former client following their termination of our mining contract.  See further discussion under the “Interim and Annual Goodwill Impairment Review” section of Note 1, “Business, Basis of Presentation, and Accounting Policies.”

Depreciation expense related to property and equipment was $21.3 million and $22.3 million for the three months ended October 2, 2009 and September 26, 2008, respectively.  Depreciation expense related to property and equipment was $67.0 million and $66.1 million for the nine months ended October 2, 2009 and September 26, 2008, respectively.

Intangible Assets

Amortization expense related to intangible assets was $13.2 million and $12.5 million for the three months ended October 2, 2009 and September 26, 2008, respectively.  Amortization expense related to intangible assets was $39.6 million and $39.4 million for the nine months ended October 2, 2009 and September 26, 2008, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 4.  INDEBTEDNESS

Indebtedness consisted of the following:

(In thousands)	October 2, 2009	January 2, 2009
Bank term loans, net of debt issuance costs	$855,781	$1,059,377
Obligations under capital leases	15,834	14,785
Notes payable, foreign credit lines and other indebtedness	25,481	33,872
Total indebtedness	897,096	1,108,034
Less:
Current portion of long-term debt	116,594	16,506
Long-term debt	$780,502	$1,091,528

2007 Credit Facility

As of October 2, 2009 and January 2, 2009, the outstanding balance of term loan A was $680.5 million and $842.8 million at interest rates of 1.28% and 2.69%, respectively.  As of October 2, 2009 and January 2, 2009, the outstanding balance of term loan B was $187.5 million and $232.2 million at interest rates of 2.53% and 3.69%, respectively.

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

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the Washington Group International, Inc. (“WGI”) acquisition in 2007.  As of October 2, 2009, our consolidated leverage ratio was 1.3, which did not exceed the maximum consolidated leverage ratio of 2.75, and our consolidated interest coverage ratio was 13.3, which exceeded the minimum consolidated interest coverage ratio of 4.5.  We were in compliance with the covenants of our 2007 Credit Facility as of October 2, 2009.

Revolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of October 2, 2009 and January 2, 2009.  As of October 2, 2009, we issued $207.1 million of letters of credit, leaving $492.9 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of October 2, 2009, we would remain in compliance with the covenants of our 2007 Credit Facility.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Nine Months Ended October 2, 2009	Year Ended January 2, 2009
Effective average interest rates paid on the revolving line of credit	3.2%	5.6%
Average daily revolving line of credit balances	$—	$0.2
Maximum amounts outstanding at any one point in time	$0.3	$7.7

10BOther Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of October 2, 2009 and January 2, 2009, we had outstanding amounts of $25.5 million and $33.9 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  As of both October 2, 2009 and January 2, 2009, the weighted-average interest rate of the notes was approximately 5.7%.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of October 2, 2009 and January 2, 2009, we had lines of credit available under these facilities of $15.6 million and $13.3 million, respectively, with no amount outstanding.

Capital Leases.  As of October 2, 2009 and January 2, 2009, we had obligations under our capital leases of approximately $15.8 million and $14.8 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Fair Values of Debt Instruments, Short-term Investments and Derivative Instruments

2007 Credit Facility

As of October 2, 2009 and January 2, 2009, the estimated current market values of term loans A and B, net of debt issuance costs, were approximately $12.1 million and $104.4 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loans.  The increases in the fair values of our loans from January 2, 2009 to October 2, 2009 were primarily due to the improvement in the financial markets.

Interest Rate Swaps

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million.  As of October 2, 2009 and January 2, 2009, the fair values of our swap liabilities were $10.5 million and $15.7 million, respectively.  The short-term portion of the swap liabilities was recorded in “Accrued expenses and other” and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to the fair values of the swap liabilities were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps are an effective hedge.

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

On June 12, 2009, we settled our foreign currency forward contract.  For the nine months ended October 2, 2009, we recorded a loss on the settlement of this contract of $27.7 million in “Other income, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income.  The following table presents the components of our foreign currency forward contract loss:

(In millions)	Nine Months Ended October 2, 2009
Effective hedge portion of the contract	$17.9
Unhedged portion of the contract	9.8
Loss on settlement of foreign currency forward contract	$27.7

Valuation Hierarchy

We categorize our financial instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Valuation

Our short-term investments and derivative instruments, which consist of our interest rate swaps, were carried at fair values as of October 2, 2009, as presented in the following table:

(In millions)	Total Carrying Value as of October 2, 2009	Fair Value Measurement as of October 2, 2009
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$10.5	$—	$10.5	$—
Short-term investments	195.6	—	195.6	—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Our derivative instruments are used as risk management tools and are not used for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data as of October 2, 2009 and for the duration of each derivative’s terms.  The fair values of our short-term investments, consisting of interest-bearing time deposits, approximate their carrying values based upon the current market rates for similar instruments.

NOTE 5.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Domestic Pension and Supplemental Executive Retirement Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to the domestic pension and supplemental executive retirement plans for the three and nine months ended October 2, 2009 and September 26, 2008 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Service cost	$1,660	$1,343	$4,980	$4,711
Interest cost	4,605	4,460	13,815	13,460
Expected return on plan assets	(3,745)	(3,567)	(11,235)	(11,395)
Amortization of:
Prior service costs	(796)	(518)	(2,388)	(1,554)
Net loss	246	12	738	36
Curtailment gain (1)	—	(860)	—	(860)
Net periodic pension cost	$1,970	$870	$5,910	$4,398
______________
(1)	The curtailment gain was due to the termination of a customer contract, which resulted in a reduction in our workforce.

During the nine months ended October 2, 2009, we made employer contributions of $12.6 million to the pension plans.  We currently expect to make additional cash contributions of approximately $2.3 million for the remainder of 2009.

Final Salary Pension Fund

As part of the acquisition of Dames & Moore Group, Inc. in 1999, we assumed the Dames & Moore Final Salary Pension Fund (“Final Salary Pension Fund”) in the United Kingdom (“U.K.”).  The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses.  The components of our net periodic pension costs relating to this plan for the three and nine months ended October 2, 2009 and September 26, 2008 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Interest cost	$197	$306	$552	$930
Expected return on plan assets	(115)	(129)	(322)	(392)
Amortization of:
Net loss	—	51	—	154
Net periodic pension cost (1)	$82	$228	$230	$692
______________
(1)	We used the current rate method in translating our net periodic pension costs to the U.S. dollar.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

During the nine months ended October 2, 2009, we made employer contributions of $0.8 million to the Final Salary Pension Fund.  We currently expect to make additional cash contributions during 2009 of approximately $0.3 million.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans).  Post-retirement benefit plans provide medical and life insurance benefits to employees that meet eligibility requirements.  All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.

The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and nine months ended October 2, 2009 and September 26, 2008 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Service cost	$16	$17	$48	$51
Interest cost	637	647	1,911	1,941
Expected return on plan assets	(53)	(74)	(159)	(222)
Amortization of:
Net gain	(36)	(57)	(108)	(171)
Net periodic benefit cost	$564	$533	$1,692	$1,599

During the nine months ended October 2, 2009, we did not make any employer contributions to the post-retirement benefit plans, nor do we currently expect to make any additional cash contributions in 2009.

NOTE 6.  STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

Equity Incentive Plans

As of October 2, 2009, approximately 1.3 million shares were issued as restricted stock awards and 0.1 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 3.6 million shares remained reserved for future grant under the 2008 Plan.  Although our 1999 Equity Incentive Plan (the “1999 Plan”) became inactive when the 2008 Plan was adopted, as of October 2, 2009, we still had approximately 1.5 million shares underlying nonvested restricted stock awards and restricted stock units and approximately 0.8 million shares underlying outstanding unexercised stock options that had been granted under the 1999 Plan.

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table presents our stock-based compensation expenses related to restricted stock awards and units, employee stock purchase plan and the related income tax benefits recognized, for the three and nine months ended October 2, 2009 and September 26, 2008.

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Stock-based compensation expenses:
Restricted stock awards and units	$11.3	$7.8	$29.3	$22.1
Employee stock purchase plan	0.1	—	0.9	—
Stock-based compensation expenses	$11.4	$7.8	$30.2	$22.1

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$4.4	$3.0	$11.6	$8.6

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

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over a four-year vesting period.  Vesting of some awards is subject to both service requirements and performance conditions.  Restricted stock awards and units with a performance condition vest upon achievement of an annual net income target, established in the first quarter of the fiscal year preceding the vesting date.  The performance awards are measured based on the stock price on the date that all the key terms and conditions related to the award are known and are expensed over their respective vesting periods.  Restricted stock awards and restricted stock units that are subject only to service requirements are expensed on a straight-line basis over their respective vesting periods.

As of October 2, 2009, we had estimated unrecognized stock-based compensation expense of $98.8 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.3 years.  The following table summarizes the total fair values of vested shares, according to their contractual terms, and the grant date fair values of restricted stock awards and units granted during the nine months ended October 2, 2009 and September 26, 2008:

(In millions)	October 2, 2009	September 26, 2008
Fair values of shares vested	$22.4	$17.1
Grant date fair values of restricted stock awards and units granted	$50.6	$38.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of October 2, 2009 and for the nine months ended October 2, 2009 is presented below:

	Nine Months Ended October 2, 2009
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 2, 2009	2,488,531	$40.37
Granted	1,080,335	$46.86
Vested	(547,882)	$40.87
Forfeited	(160,965)	$42.20
Nonvested at October 2, 2009	2,860,019	$42.62

Stock Options

We have not granted any stock options since September 2005.  A summary of the status of, and changes in, stock options granted under our 1991 Stock Incentive Plan and 1999 Plan, as of October 2, 2009 and for the nine months ended October 2, 2009, according to their contractual terms, which provide for expiration of the options in ten years from the date of grant, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2009	1,034,604	$22.77	4.31	$19.3
Exercised	(214,054)	$22.20
Forfeited/expired/cancelled	(4,540)	$22.12
Outstanding and exercisable at October 2, 2009	816,010	$22.92	3.66	$15.1

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $41.46 as of October 2, 2009, which would have been received by the option holders had all option holders exercised their options on that date.

For the nine months ended October 2, 2009 and September 26, 2008, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $5.1 million and $9.9 million, respectively.  All of our stock option awards were fully vested in 2008 and, at October 2, 2009, there was no remaining unrecognized stock-based compensation expense related to nonvested stock option awards.  The total fair value of stock options vested during the nine months ended September 26, 2008 was $0.1 million.

Stock Repurchase Program

During the three months ended October 2, 2009, we repurchased an aggregate of 0.4 million shares of our common stock at an average price of $47.66 per common share for approximately $17.3 million.  During the nine months ended October 2, 2009, we repurchased an aggregate of one million shares of our common stock at an average price of $41.23 per common share for approximately $41.2 million.  These repurchases were permitted under our 2007 Credit Facility as amended on June 19, 2008.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following tables present summarized financial information for our reportable segments.  “Inter-segment, eliminations and other” in the following tables include elimination of inter-segment sales and investments in subsidiaries.  The segment balance sheet information presented below is included for informational purposes only.  We do not allocate resources based upon the balance sheet amounts of individual segments.  Our long-lived assets consist primarily of property and equipment.

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Revenues
URS Division	$793.0	$839.7	$2,436.7	$2,546.4
EG&G Division	653.5	606.8	1,940.7	1,732.2
Washington Division	886.4	1,154.8	2,810.4	3,137.6
Inter-segment, eliminations and other	(14.4)	(13.2)	(51.0)	(38.1)
Total revenues	$2,318.5	$2,588.1	$7,136.8	$7,378.1
Equity in income of unconsolidated joint ventures
URS Division	$1.9	$2.8	$5.4	$7.1
EG&G Division	1.3	1.7	4.3	5.3
Washington Division	17.5	19.8	69.3	68.6
Total equity in income of unconsolidated joint ventures	$20.7	$24.3	$79.0	$81.0
Contribution (1)
URS Division	$59.6	$61.5	$196.6	$189.9
EG&G Division	41.1	43.4	116.7	104.1
Washington Division	23.7	54.9	129.0	147.2
General and administrative expenses (2)	(27.1)	(26.4)	(78.5)	(72.8)
Corporate interest expense	(10.4)	(20.3)	(35.7)	(67.0)
Total contribution	$86.9	$113.1	$328.1	$301.4
Operating income
URS Division	$56.0	$59.7	$189.7	$184.1
EG&G Division	39.4	42.0	113.4	101.0
Washington Division	26.7	62.0	147.0	165.5
General and administrative expenses (2)	(17.9)	(20.5)	(56.6)	(57.1)
Total operating income	$104.2	$143.2	$393.5	$393.5
Depreciation and amortization
URS Division	$8.7	$9.1	$25.8	$25.8
EG&G Division	6.0	4.4	17.3	16.0
Washington Division	18.1	19.8	58.0	59.8
Corporate and other	1.8	1.5	5.5	3.9
Total depreciation and amortization	$34.6	$34.8	$106.6	$105.5
_______________
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A reconciliation of segment contribution to segment operating income for the three and nine months ended October 2, 2009 and September 26, 2008 is as follows:

	Three Months Ended October 2, 2009
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$59.6	$41.1	$23.7	$(27.1)	$(10.4)	$—	$86.9
Noncontrolling interests	0.1	—	6.3	—	—	—	6.4
Stock-based compensation expenses	(4.0)	(1.3)	(3.5)	8.8	—	—	—
Other miscellaneous unallocated expenses	0.3	(0.4)	0.2	0.4	10.4	—	10.9
Operating income (loss)	$56.0	$39.4	$26.7	$(17.9)	$—	$—	$104.2

	Three Months Ended September 26, 2008
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$61.5	$43.4	$54.9	$(26.4)	$(20.3)	$—	$113.1
Noncontrolling interests	0.3	—	8.4	—	—	—	8.7
Stock-based compensation expenses	(2.7)	(1.0)	(1.7)	5.4	—	—	—
Other miscellaneous unallocated expenses	0.6	(0.4)	0.4	0.5	20.3	—	21.4
Operating income (loss)	$59.7	$42.0	$62.0	$(20.5)	$—	$—	$143.2

	Nine Months Ended October 2, 2009
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$196.6	$116.7	$129.0	$(78.5)	$(35.7)	$—	$328.1
Noncontrolling interests	2.3	—	25.4	—	—	—	27.7
Stock-based compensation expenses	(10.3)	(3.0)	(7.9)	21.2	—	—	—
Other miscellaneous unallocated expenses	1.1	(0.3)	0.5	0.7	35.7	—	37.7
Operating income (loss)	$189.7	$113.4	$147.0	$(56.6)	$—	$—	$393.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

	Nine Months Ended September 26, 2008
(In millions)	URS Division	EG&G Division	Washington Division	Corporate	Corporate Interest Expense	Eliminations	Consolidated
Contribution	$189.9	$104.1	$147.2	$(72.8)	$(67.0)	$—	$301.4
Noncontrolling interests	0.3	—	21.8	—	—	—	22.1
Stock-based compensation expenses	(7.7)	(2.7)	(4.5)	14.9	—	—	—
Other miscellaneous unallocated expenses	1.6	(0.4)	1.0	0.8	67.0	—	70.0
Operating income (loss)	$184.1	$101.0	$165.5	$(57.1)	$—	$—	$393.5

Total assets by segment are as follows:

(In millions)	October 2, 2009	January 2, 2009
URS Division	$1,680.4	$1,615.3
EG&G Division	1,517.7	1,487.6
Washington Division	3,536.2	3,596.9
Corporate	5,250.5	5,059.3
Eliminations	(4,915.3)	(4,757.9)
Total assets	$7,069.5	$7,001.2

Total investments in and advances to unconsolidated joint ventures are as follows:

(In millions)	October 2, 2009	January 2, 2009
URS Division	$10.9	$10.5
EG&G Division	3.2	6.1
Washington Division	76.2	253.0
Total investments in and advances to unconsolidated joint ventures	$90.3	$269.6

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation, by geographic areas are shown below.

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Revenues
United States	$2,133.2	$2,351.6	$6,527.1	$6,701.3
International	188.6	242.6	619.8	693.3
Eliminations	(3.3)	(6.1)	(10.1)	(16.5)
Total revenues	$2,318.5	$2,588.1	$7,136.8	$7,378.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

No individual foreign country contributed more than 10% of our consolidated revenues for the three and nine months ended October 2, 2009 and September 26, 2008.

(In millions)	October 2, 2009	January 2, 2009
Property and equipment at cost, net
United States	$230.6	$257.1
International:
Bolivia (1)	0.1	45.5
Other foreign countries	40.6	44.5
Total international	40.7	90.0
Total property and equipment at cost, net	$271.3	$347.1
____________
(1)
During the third quarter of 2009, we sold substantially all of our assets located in Bolivia to our former client following their termination of our mining contract.  See further discussion under the “Interim and Annual Goodwill Impairment Review” section of Note 1, “Business, Basis of Presentation, and Accounting Policies.”

Except for those shown in the table above, there are no material concentrations of our net property and equipment in any individual foreign country.

Major Customers

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with the U.S. Army, our largest customer, who contributed 18% and 17% of our consolidated revenues for the three and nine months ended October 2, 2009, respectively.  The loss of the federal government or the U.S. Army, as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 49% and 43% of our consolidated revenues for the three and nine months ended October 2, 2009, respectively.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

Our revenues from the U.S. Army for the three and nine months ended October 2, 2009 and September 26, 2008 are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
The U.S. Army (1)
URS Division	$38.0	$26.4	$106.9	$81.9
EG&G Division	342.5	349.7	1,035.9	1,056.0
Washington Division	31.4	34.8	81.8	93.6
Total U.S. Army	$411.9	$410.9	$1,224.6	$1,231.5
_____________
(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

In November 2004, LSI filed suit against the Ministry in the United States District Court for the Western District of Texas.  The suit seeks damages for, among other things, intentional interference with commercial relations caused by the Ministry's wrongful demand of the performance bond; breach of the F-5 Contract; unjust enrichment and promissory estoppel, and seeks payment of the $12.2 million account receivable.  In March 2005, the Ministry filed a motion to dismiss, which the District Court initially denied, and which was re-affirmed in July 2008 after extensive discovery proceedings.  The Ministry appealed the District Court’s motion to dismiss to the United States Court of Appeals for the Fifth Circuit on August 19, 2008.  On August 18, 2009, the Appellate Court partially reversed the prior ruling of the District Court and determined that there was valid jurisdiction over a portion of LSI’s original suit.  The case is being remanded to the District Court and LSI is exploring available options relating to the Appellate Court’s ruling.

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

On June 29, 2009, URS Corporation Southern and URS Holdings, Inc. entered into a settlement agreement containing no findings of liability or fault with the Authority, Westchester, Arch and other insurers in which URS Corporation Southern’s and URS Holdings, Inc.’s insurers agreed to pay $69.8 million to the Authority to settle all substantial Expressway claims between the parties.  In addition, there is a remaining $5 million claim, which as noted above is subject to further litigation, against Arch.

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

In March 2005, WGI filed motions in the Bankruptcy Court in Nevada and in the Idaho District Court to dismiss the federal government’s claim for failure to give appropriate notice or otherwise preserve those claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred in a written order.  The federal government appealed the Bankruptcy Court's order to the United States District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the Nevada District Court reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  In December 2007, the federal government filed a motion in Bankruptcy Court seeking an order that the Bankruptcy Court abstain from exercising jurisdiction over this matter, which WGI opposed.  On February 15, 2008, the Bankruptcy Court denied the federal government’s motion preventing the Bankruptcy Court from exercising jurisdiction over WGI’s motion that the federal government’s claims in Idaho District Court were barred for failure to give appropriate notice or otherwise preserve those claims.  In November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and may not be further pursued.  WGI’s pending motion in the Bankruptcy Court covers all of the remaining federal government claims alleged in the Idaho action.

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

WGI intends to continue to defend these matters vigorously and to consider its affirmative claims; however, we cannot provide assurance that WGI will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment to dismiss the lawsuit on the basis that we performed the work adjacent to the Industrial Canal as a contractor for the federal government and are therefore immune from liability, which was appealed by a number of the plaintiffs on April 27, 2009 to the United States Fifth Circuit Court of Appeals.

WGI Ohio intends to continue to defend these matters vigorously; however, we cannot provide assurance that WGI Ohio will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
SR-125:  WGI Ohio has a 50% interest in a joint venture that has performed a $401 million fixed-price highway and toll road project in California that is fully operational and essentially complete as of October 2, 2009.  Prior to the acquisition, WGI Ohio recorded significant losses on the project resulting from various developments, including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays.  The joint venture is actively pursuing reimbursement of significant highway and toll road project claims against the project owner, based on breach of contract, disputed unilateral deductive changes from the project owner, and the recovery of liquidated damages withheld by the project owner.  The highway claims were initiated in the Superior Court of San Diego County (“Superior Court”) in July 2006 and the toll road claims were initiated in arbitration, under JAMS arbitration rules, in July 2005.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The project owner has responded with a number of counterclaims in both the toll road arbitration and highway litigation alleging breach of contract, entitlement to a finding of contractor delays, and compensation for unilateral deductive change orders.  In October 2009, the project owner filed an amended counterclaim in the toll road arbitration setting forth additional claims for breach of contract, fraud in the inducement, lack of proper licensing, and entitlement to additional liquidated damages above those previously withheld.  In the amended counterclaim, the project owner claims damages in excess of $800 million.  In addition, the project owner is presently also seeking quantified counterclaims in the highway project of approximately $35 million.  In May 2009, an arbitration panel hearing was held to determine whether the joint venture had previously waived multiple contractual claims under its agreement with the project owner.  On August 5, 2009, the panel determined that the joint venture only waived approximately $14.0 million out of the $96.5 million of claims that the project owner contended were previously waived under the contract.  In addition, the joint venture, as the prevailing party, is entitled to an award of reasonable attorney’s fees and costs attributable to the waiver hearing, which the project owner is contesting.

In December 2007, the joint venture initiated a government code claim in Superior Court against the California Department of Transportation (“Caltrans”) asserting that Caltrans failed to insure that the project owner had a statutorily required payment bond.  The Superior Court granted judgment on the pleadings in favor of Caltrans in March 2009.  In addition, the project owner and Caltrans have prevailed on motions for summary judgment on other government code claim issues (including lack of proper licensing, lack of authority to include the toll road project in a franchise agreement between the project owner and the state, and the enforceability of certain contractual limitations that would not be enforceable under the government code in California).  The joint venture also recorded notices of a mechanic’s lien on the toll road properties and, on September 24, 2009, filed an action to foreclose the mechanic’s lien.  The joint venture also initiated an inverse condemnation action against Caltrans relating to the fee ownership of properties acquired by Caltrans impairing the joint venture’s mechanic’s lien rights on the toll road on July 11, 2008.

In June 2008, the project owner filed a complaint, as amended, against the joint venture in the Supreme Court of New York County, New York, alleging that the joint venture breached a lender agreement associated with the highway project that impaired the enforceability of the highway project contract.  On October 1, 2008, a hearing was held on the joint venture’s motion to stay or dismiss this action and the Supreme Court of New York County has yet to issue its determination.  On August 31, 2009, Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), the lender’s prime agent, filed a complaint on behalf of the lenders alleging breach of a lending agreement entered into during the highway and toll road contracts.  The joint venture filed a motion to dismiss the BBVA complaint on October 15, 2009.

Prior to our acquisition of WGI, a substantial amount of their equity investment in the joint venture was written off.  We estimate that our remaining equity investment in the joint venture will be approximately $36 million at final completion of the contract.

The joint venture intends to defend these matters vigorously and will seek to collect all claimed amounts; however, we cannot provide assurance that the joint venture will be successful in these efforts.  The potential range of loss or gain and the resolution of these matters cannot be determined at this time.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

•
Common Sulfur Project:  One of our wholly owned subsidiaries, WGI – Middle East, Inc., whose parent company, WGI, was acquired by us on November 15, 2007, together with a consortium partner, have contracted under a fixed-price arrangement to engineer, procure and construct a sulfur processing facility located in Qatar.  The completed project will gather and process sulfur produced by new liquid natural gas processing facilities also under construction.  The project has experienced cost increases and schedule delays.  The contract gives the customer the right to assess liquidated damages of approximately $25 million against the consortium if various project milestones are not met.  If liquidated damages are assessed, a significant portion may be attributable to WGI – Middle East, Inc.

To date, only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the three and nine months ended October 2, 2009, charges to income of approximately $20 million and $31 million, respectively, have been recorded for this project, bringing the cumulative project losses to approximately $76 million as of October 2, 2009.  The charge recorded during the three months ended October 2, 2009 relates primarily to issues identified in the commissioning and facility startup phases, which require rework.  While the estimated losses have been recognized, the potential range of additional loss, if any, and the resolution of this matter cannot be determined at this time.

The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or litigation matters could have a material adverse effect on us.

Insurance

Generally, our insurance program includes limits totaling $540.0 million per loss and in the aggregate for general liability, $220.0 million per loss and in the aggregate for professional errors and omissions liability, $140.0 million per loss for property, $100.0 million per loss for marine property and liability, and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, property, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain certain exclusions and sublimits that insurance providers may use to deny or restrict coverage.

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

Guarantee Obligations and Commitments

As of October 2, 2009, we had the following guarantee obligations and commitments:

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

We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of October 2, 2009.

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

As of October 2, 2009, the amount of the guarantee used to collateralize the credit facility of our U.K. operating subsidiary and bank guarantee lines of our European subsidiaries was $8.2 million.

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

Restructuring Costs

In conjunction with the WGI acquisition in 2007, we accrued anticipated restructuring costs and expect to pay out the remaining liability of $5.3 million within the next three years.  The restructuring costs relate primarily to costs for severance, associated benefits, outplacement services and excess facilities.  The following table presents a reconciliation of the restructuring reserve balance from January 2, 2009 to October 2, 2009.

(In thousands)	Three Months Ended October 2, 2009	Nine Months Ended October 2, 2009
Restructuring reserve at beginning of period	$8,025	$13,262
Payments	(2,373)	(6,394)
Adjustments	(348)	(1,564)
Balance as of October 2, 2009	$5,304	$5,304

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 9.  INCOME TAXES

We anticipate that cash payments for income taxes for 2009 and later years will be substantially less than income tax expense recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers.  As of October 2, 2009, we have remaining tax-deductible goodwill of $444.0 million resulting from WGI’s previous acquisitions prior to our acquisition of WGI as well as our acquisitions of Dames & Moore, EG&G, Lear Siegler and other less significant acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 14 years.  The tax deduction for goodwill for 2009 will be $86.4 million.  The amount of the tax deduction for goodwill decreases slightly over the next five years and is substantially lower after six years.

As of October 2, 2009, our federal NOL carryover was approximately $60.9 million; all of the NOL was generated by recently acquired companies (WGI and CRI Resources, Inc. (“CRI”)).  These federal NOL carryovers expire in years 2020 through 2026.  A total of $22.2 million of these NOL carryovers are limited by the earnings of CRI.  We anticipate that the majority of the federal NOL will be used within the next twelve months based upon our forecast of taxable income.  In addition to the federal NOL, there are state income tax NOL carryovers in various states which would reduce state taxes payable in those states by approximately $31.3 million.  There are also foreign NOL carryovers of approximately $307.2 million, offset by a valuation allowance of $293.2 million.  The remaining $14.0 million of foreign NOL carryovers are in various taxing jurisdictions.  None of these NOL carryovers are individually material and the majority have no expiration date.  Full recovery of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable state or foreign taxing jurisdiction.

It is also reasonably possible that we will recognize up to $3.0 million in previously unrecognized tax benefits within the next twelve months as a result of the settlement of federal and state tax audits.  The timing and amounts of these audit settlements are uncertain, but we do not expect any of these settlements to have a significant impact on our financial position or results of operations.

Our effective income tax rates for the three months ended October 2, 2009 and September 26, 2008 were 25.4% and 41.9%, respectively.  Our effective income tax rates for the nine months ended October 2, 2009 and September 26, 2008 were 37.4% and 42.1%, respectively.  The significant reduction in our effective tax rate during the third quarter of 2009 was due primarily to our determination, made during the quarter, that earnings of our foreign subsidiaries will no longer be indefinitely reinvested.  This determination resulted in accrual of deferred U.S. tax liabilities on the undistributed earnings of our foreign subsidiaries and also recognition of foreign tax credits associated with these undistributed earnings.  Because the foreign tax credits significantly exceeded our accrual of deferred U.S. tax liabilities on these undistributed earnings, our effective income tax rate for the quarter was reduced.  This rate reduction was partially offset by the establishment, during the third quarter, of valuation allowances against existing deferred tax assets, and also by the write-off of foreign income tax receivables associated with prior earnings of some of our foreign subsidiaries that we determined during the quarter, could not be collected.  These valuation allowances and write-offs had the effect of increasing our income tax expense, and so partially offset the effective rate reduction.  Because these items all impacted our income tax expense in the third quarter of 2009, the impact on our effective income tax rate for this quarter compared to the third quarter of 2008 was significant.  For the nine-month period ended October 2, 2009, the impact was less significant, and is expected to be further diluted for the year ended January 1, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 75; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009, which was previously filed with the Securities and Exchange Commission (“SEC”).

BUSINESS SUMMARY

URS is a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We have more than 45,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.

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

Our revenues are dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, execute existing contracts, secure new contracts, and maintain existing client relationships.  Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended October 2, 2009

Consolidated revenues for the third quarter of 2009 were $2.3 billion compared with $2.6 billion during the same period in 2008.  Net income attributable to URS decreased 1.5% from $65.8 million during the third quarter of 2008 to $64.8 million for the third quarter of 2009.

Cash Flows and Debt

During the nine months ended October 2, 2009, we generated $448.2 million in cash from operations.  Cash flows from operations increased by $164.8 million for the nine months ended October 2, 2009 compared with the same period in 2008.  This increase was primarily due to the timing of payments from clients on accounts receivable, the timing of payroll payments relative to our fiscal quarter ends, the timing of payments to vendors and subcontractors and a decrease in income tax and interest payments.

On June 10, 2009, we completed the sale of our equity investment in MIBRAG mbH (“MIBRAG”) and we received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale and incurred sale-related costs of $5.2 million.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG, at a loss of $27.7 million.  During the nine months ended October 2, 2009, we used $57.0 million of the net proceeds from the sale for debt payments and invested $195.0 million of the net proceeds in bank certificates of deposits as short-term investments.

During the third quarter of our fiscal year 2009, a mining contract located in Bolivia was terminated at our former client’s discretion and we received $47.4 million primarily related to the sale of the mining equipment and other related assets.

As of October 2, 2009 and January 2, 2009, our ratios of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) were 19% and 23%, respectively.

Business Trends

Given the recent turmoil in global financial markets and current economic uncertainty, it is difficult to predict the impact of the global recession on our business.  For the nine months ended October 2, 2009, we experienced a moderate decline in revenues, as well as a slowdown in new project awards, compared to the same period in fiscal 2008, and we instituted cost-control measures in anticipation of these declines.  We continue to monitor the situation carefully to determine the potential impact on our business during and beyond our 2009 fiscal year.  However, the continuing global uncertainty and challenging economic conditions may impair our ability to forecast business trends accurately.  These challenging economic conditions could lead to further delays, curtailments or cancellations of proposed and existing projects, thus decreasing the overall demand for our services and adversely affecting our results of operations and weakening our financial condition.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 75.

Power

We expect revenues from our power market sector to decline during our 2009 fiscal year, primarily due to the timing of new emissions control projects and the delay in some projects resulting from the economic downturn and weak demand for electricity.  Many of our clients have completed or are in the final phases of projects that will enable them to meet a 2010 deadline for emissions reductions mandated by the Clean Air Interstate Rule.  At the same time, our utility clients have not yet implemented projects that will allow them to meet the Rule’s 2015 deadline for additional reductions in emissions.  In addition, we have experienced delays on power projects associated with the Canadian oil sands market.

Partially offsetting this expected decline in revenues from emissions control projects, we anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants because these facilities are more efficient and produce fewer emissions than coal-fired power plants.  We also expect to continue providing upgrade, retrofit and modification services at existing nuclear facilities to increase generating capacity and extend the operational life of these facilities.

For the 2010 fiscal year, we expect to benefit from increased planning and procurement activity for projects that will enable our utility clients to meet the Clean Air Interstate Rule’s 2015 deadline, as well as state mandates for emission reductions that become effective in 2012.  We also expect to continue to benefit from strong demand for engineering and construction services for the development of gas-fired power plants.  The passage of the $787 billion American Recovery and Reinvestment Act (the “ARRA”) could result in increased demand for the engineering and construction services we provide in the power market sector.  The ARRA authorizes increased investment in the nation’s energy transmission and distribution systems, alternative energy power sources and clean-coal technologies.  Longer term, we anticipate that the nuclear power market, as an emissions-free energy source, will create new opportunities for our power business.

Infrastructure

We expect revenues from our infrastructure market sector to remain steady or decline moderately for our 2009 fiscal year.  As a result of current economic conditions and declining tax revenues, most state governments have reduced spending in an effort to close budget gaps.  In some cases, these spending reductions have resulted in the delay, curtailment or cancellation of key infrastructure programs.  At the same time, our infrastructure work also is funded through a wide variety of other sources, such as bonds, dedicated tax measures and users fees, and, if made available, these funding sources could partially offset reductions in spending by state governments.

For the 2010 fiscal year, we expect an increase in the number, size and scale of infrastructure projects funded by the ARRA, which may offer opportunities for us.  The ARRA allocates approximately $65 billion in funding for the types of infrastructure programs for which we provide services, including highway, mass transit, high-speed rail and water projects.  We expect that the stimulus package will not have a meaningful impact on our business in 2009, primarily because initial ARRA-funded projects have focused on smaller paving, repair and maintenance work.  However, a major portion of ARRA funds for infrastructure has yet to be spent, and we anticipate increased funding in 2010 for larger design and construction projects that require the types of services we provide.  We also expect to continue to benefit from the availability of bonds, dedicated tax measures and other alternatives as a funding source for infrastructure projects in the year ahead.

Federal

We expect revenues from our federal market sector to grow for the 2009 fiscal year based on the diversification of our federal business and stable funding for the types of programs we support.  We continue to experience sustained demand for outsourced engineering, construction and technical services from the Department of Defense (“DOD”), the Department of Energy (“DOE”) and other federal agencies for a broad range of programs we support.

For 2010, we expect our federal market sector will continue to generate growth opportunities.  In October, the President signed the $680 billion defense authorization bill for fiscal 2010, which includes a $550 billion baseline budget and $130 billion to support military activity in the Middle East.  The budget includes significant funding for programs that are important to our business, including operations and maintenance; research, development, test and evaluation services; chemical demilitarization; and the Military Transformation Initiative.  The proposed DOE budget of approximately $27 billion includes $17 billion in funding for programs that support virtually all our work for the DOE.  In addition, the ARRA allocates approximately $6 billion in funding to accelerate the cleanup of former nuclear weapons productions and testing facilities, including $1.5 billion for the five major sites where we manage operations.  Finally, we expect to continue to benefit from the diversification of our federal business.  We currently support more than 25 federal agencies, including the National Aeronautics and Space Administration (“NASA”); the Departments of Health and Human Services, Homeland Security, and Veterans Affairs; and the General Services Administration.

Industrial and Commercial

We expect to experience a decline in revenues from our industrial and commercial market sector for the 2009 fiscal year.  The economic downturn, tightened credit markets and fluctuations in commodity prices have resulted in reductions in capital spending for the development of new production facilities, particularly among clients in the oil and gas and manufacturing industries.  As a result, we have experienced and expect to continue to experience delays, curtailments or cancellations in new capital projects, for which we typically provide engineering, procurement and construction services.

We also anticipate that demand for the planning, environmental and facilities management services we provide to industrial and commercial clients in support of existing plant operations will continue to decline, reflecting lower levels of activities at these facilities.  In addition, many of our mining clients delayed or cancelled mining projects and, in some cases, suspended existing mining operations as the prices of metals and mineral resources fell.  In addition, we completed a major construction project for a new cement plant during the 2009 fiscal year.  The high level of construction activity on this project in fiscal year 2008 generated significant revenues; however, as the project was substantially complete as of July 3, 2009, we expect revenues from this project to decline.

For 2010, we expect conditions will remain challenging in our industrial and commercial market sector.  At the same time, there are several positive trends emerging in this market sector.  For example, several of our oil and gas clients are beginning initial planning for new and previously suspended projects, which they plan to pursue to the extent that economic conditions and capital budgets improve.  In the manufacturing sector, if the economy continues to improve, we expect demand to increase for our facilities management work as clients restart dormant facilities or increase production at plants operating below capacity.  In addition, we are seeing increased opportunities to provide planning and engineering services for phosphate and precious metal mines.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues are typically lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, flooding, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.

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

As of October 2, 2009, our total book of business was $29.5 billion, a net increase of $0.4 billion, compared to $29.1 billion as of January 2, 2009.  The largest single addition to our book of business was a new performance-based, cost-plus award-fee contract awarded to us by the DOE in the first quarter of 2009.  This contract to provide liquid waste management services has a potential maximum contract value of approximately $3.3 billion over a six-year base performance period and includes an additional two-year extension option.  We included approximately $2.5 billion and $0.8 billion of the potential value of this contract in our backlog and option years, respectively, during the first quarter of 2009.  In addition to revenues and equity in income of unconsolidated joint ventures recognized in the ordinary course of business during the nine months ended October 2, 2009, the two largest individual reductions in our book of business were reductions in backlog and consisted of $0.5 billion, which resulted from the sale of our equity investment in MIBRAG, and $0.4 billion, which resulted from the termination of a mining contract in Bolivia.

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

The following tables summarize our book of business:

	As of
(In billions)	October 2, 2009	January 2, 2009
Backlog:
Power	$1.4	$1.8
Infrastructure	2.7	2.3
Industrial and commercial	1.3	2.9
Federal	12.5	10.2
Total backlog	$17.9	$17.2

(In billions)	URS Division	EG&G Division	Washington Division	Total
As of October 2, 2009
Backlog	$2.8	$7.6	$7.5	$17.9
Option years	0.4	2.2	2.3	4.9
Indefinite delivery contracts	4.2	1.6	0.9	6.7
Total book of business	$7.4	$11.4	$10.7	$29.5

As of January 2, 2009
Backlog	$2.8	$7.7	$6.7	$17.2
Option years	0.5	2.2	1.6	4.3
Indefinite delivery contracts	4.0	2.1	1.5	7.6
Total book of business (1)	$7.3	$12.0	$9.8	$29.1
_____________
(1)	We adjusted our book of business as of January 2, 2009 to exclude designations as we ceased reporting them within our book of business starting in the first quarter of 2009.

RESULTS OF OPERATIONS

The Three Months Ended October 2, 2009 Compared with the Three Months Ended September 26, 2008

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	October 2, 2009	September 26, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$2,318.5	$2,588.1	$(269.6)	(10.4%)
Cost of revenues	(2,217.1)	(2,448.7)	(231.6)	(9.5%)
General and administrative expenses	(17.9)	(20.5)	(2.6)	(12.7%)
Equity in income of unconsolidated joint ventures	20.7	24.3	(3.6)	(14.8%)
Operating income	104.2	143.2	(39.0)	(27.2%)
Interest expense	(11.0)	(21.4)	(10.4)	(48.6%)
Income before income taxes	93.2	121.8	(28.6)	(23.5%)
Income tax expense	(24.6)	(51.0)	(26.4)	(51.8%)
Net income	68.6	70.8	(2.2)	(3.1%)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(3.8)	(5.0)	(1.2)	(24.0%)
Net income attributable to URS	$64.8	$65.8	$(1.0)	(1.5%)

Diluted earnings per share	$.79	$.77	$.02	2.6%

The following table presents our consolidated revenues by market sector and division for the three months ended October 2, 2009 and September 26, 2008.

	Three Months Ended
(In millions, except percentages)	October 2, 2009	September 26, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
URS Division	$28.8	$53.7	$(24.9)	(46.4%)
EG&G Division	—	—	—	—
Washington Division	296.9	402.6	(105.7)	(26.3%)
Power Total	325.7	456.3	(130.6)	(28.6%)
Infrastructure sector
URS Division	354.4	362.0	(7.6)	(2.1%)
EG&G Division	—	—	—	—
Washington Division	53.4	82.3	(28.9)	(35.1%)
Infrastructure Total	407.8	444.3	(36.5)	(8.2%)
Federal sector
URS Division	171.2	139.9	31.3	22.4%
EG&G Division	652.0	606.1	45.9	7.6%
Washington Division	301.8	166.6	135.2	81.2%
Federal Total	1,125.0	912.6	212.4	23.3%
Industrial and Commercial sector
URS Division	228.7	279.8	(51.1)	(18.3%)
EG&G Division	—	—	—	—
Washington Division	231.3	495.1	(263.8)	(53.3%)
Industrial and Commercial Total	460.0	774.9	(314.9)	(40.6%)
Total revenues, net of eliminations	$2,318.5	$2,588.1	$(269.6)	(10.4%)

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income

Three months ended October 2, 2009
URS Division	$793.0	$(738.9)	$—	$1.9	$56.0
EG&G Division	653.5	(615.4)	—	1.3	39.4
Washington Division	886.4	(877.2)	—	17.5	26.7
Eliminations	(14.4)	14.4	—	—	—
Corporate	—	—	(17.9)	—	(17.9)
Total	$2,318.5	$(2,217.1)	$(17.9)	$20.7	$104.2

Three months ended September 26, 2008
URS Division	$839.7	$(782.8)	$—	$2.8	$59.7
EG&G Division	606.8	(566.5)	—	1.7	42.0
Washington Division	1,154.8	(1,112.6)	—	19.8	62.0
Eliminations	(13.2)	13.2	—	—	—
Corporate	—	—	(20.5)	—	(20.5)
Total	$2,588.1	$(2,448.7)	$(20.5)	$24.3	$143.2

Increase (decrease) for the three months ended October 2, 2009 and September 26, 2008
URS Division	$(46.7)	$(43.9)	$—	$(0.9)	$(3.7)
EG&G Division	46.7	48.9	—	(0.4)	(2.6)
Washington Division	(268.4)	(235.4)	—	(2.3)	(35.3)
Eliminations	(1.2)	(1.2)	—	—	—
Corporate	—	—	(2.6)	—	2.6
Total	$(269.6)	$(231.6)	$(2.6)	$(3.6)	$(39.0)

Percentage increase (decrease) for the three months ended October 2, 2009 and September 26, 2008
URS Division	(5.6%)	(5.6%)	—	(32.1%)	(6.2%)
EG&G Division	7.7%	8.6%	—	(23.5%)	(6.2%)
Washington Division	(23.2%)	(21.2%)	—	(11.6%)	(56.9%)
Eliminations	9.1%	9.1%	—	—	—
Corporate	—	—	(12.7%)	—	(12.7%)
Total	(10.4%)	(9.5%)	(12.7%)	(14.8%)	(27.2%)

The Nine Months Ended October 2, 2009 Compared with the Nine Months Ended September 26, 2008

Consolidated

	Nine Months Ended
(In millions, except percentages and per share amounts)	October 2, 2009	September 26, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$7,136.8	$7,378.1	$(241.3)	(3.3%)
Cost of revenues	(6,765.7)	(7,008.5)	(242.8)	(3.5%)
General and administrative expenses	(56.6)	(57.1)	(0.5)	(0.9%)
Equity in income of unconsolidated joint ventures	79.0	81.0	(2.0)	(2.5%)
Operating income	393.5	393.5	—	—
Interest expense	(37.6)	(70.1)	(32.5)	(46.4%)
Other income, net	47.9	—	47.9	N/M
Income before income taxes	403.8	323.4	80.4	24.9%
Income tax expense	(151.9)	(136.0)	15.9	11.7%
Net income	251.9	187.4	64.5	34.4%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(16.5)	(12.8)	3.7	28.9%
Net income attributable to URS	$235.4	$174.6	$60.8	34.8%

Diluted earnings per share	$2.87	$2.06	$.81	39.3%
____________
N/M = Not meaningful

The following table presents our consolidated revenues by market sector and division for the nine months ended October 2, 2009 and September 26, 2008.

	Nine Months Ended
(In millions, except percentages)	October 2, 2009	September 26, 2008	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
URS Division	$110.6	$202.6	$(92.0)	(45.4%)
EG&G Division	—	—	—	—
Washington Division	995.8	1,160.6	(164.8)	(14.2%)
Power Total	1,106.4	1,363.2	(256.8)	(18.8%)
Infrastructure sector
URS Division	1,083.2	1,063.5	19.7	1.9%
EG&G Division	—	—	—	—
Washington Division	190.1	253.5	(63.4)	(25.0%)
Infrastructure Total	1,273.3	1,317.0	(43.7)	(3.3%)
Federal sector
URS Division	516.3	444.1	72.2	16.3%
EG&G Division	1,937.9	1,730.6	207.3	12.0%
Washington Division	635.1	390.3	244.8	62.7%
Federal Total	3,089.3	2,565.0	524.3	20.4%
Industrial and Commercial sector
URS Division	688.1	822.5	(134.4)	(16.3%)
EG&G Division	—	—	—	—
Washington Division	979.7	1,310.4	(330.7)	(25.2%)
Industrial and Commercial Total	1,667.8	2,132.9	(465.1)	(21.8%)
Total revenues, net of eliminations	$7,136.8	$7,378.1	$(241.3)	(3.3%)

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income

Nine months ended October 2, 2009
URS Division	$2,436.7	$(2,252.4)	$—	$5.4	$189.7
EG&G Division	1,940.7	(1,831.6)	—	4.3	113.4
Washington Division	2,810.4	(2,732.7)	—	69.3	147.0
Eliminations	(51.0)	51.0	—	—	—
Corporate	—	—	(56.6)	—	(56.6)
Total	$7,136.8	$(6,765.7)	$(56.6)	$79.0	$393.5

Nine months ended September 26, 2008
URS Division	$2,546.4	$(2,369.4)	$—	$7.1	$184.1
EG&G Division	1,732.2	(1,636.5)	—	5.3	101.0
Washington Division	3,137.6	(3,040.7)	—	68.6	165.5
Eliminations	(38.1)	38.1	—	—	—
Corporate	—	—	(57.1)	—	(57.1)
Total	$7,378.1	$(7,008.5)	$(57.1)	$81.0	$393.5

Increase (decrease) for the nine months ended October 2, 2009 and September 26, 2008
URS Division	$(109.7)	$(117.0)	$—	$(1.7)	$5.6
EG&G Division	208.5	195.1	—	(1.0)	12.4
Washington Division	(327.2)	(308.0)	—	0.7	(18.5)
Eliminations	(12.9)	(12.9)	—	—	—
Corporate	—	—	(0.5)	—	0.5
Total	$(241.3)	$(242.8)	$(0.5)	$(2.0)	$—

Percentage increase (decrease) for the nine months ended October 2, 2009 and September 26, 2008
URS Division	(4.3%)	(4.9%)	—	(23.9%)	3.0%
EG&G Division	12.0%	11.9%	—	(18.9%)	12.3%
Washington Division	(10.4%)	(10.1%)	—	1.0%	(11.2%)
Eliminations	33.9%	33.9%	—	—	—
Corporate	—	—	(0.9%)	—	(0.9%)
Total	(3.3%)	(3.5%)	(0.9%)	(2.5%)	—

Revenues

Our consolidated revenues for the three months ended October 2, 2009 were $2.3 billion, a decrease of $269.6 million or 10.4% compared with the three months ended September 26, 2008.  The URS Division’s revenues for the three months ended October 2, 2009 were $793.0 million, a decrease of $46.7 million or 5.6% compared with the three months ended September 26, 2008.  The EG&G Division’s revenues for the three months ended October 2, 2009 were $653.5 million, an increase of $46.7 million or 7.7% compared with the three months ended September 26, 2008.  The Washington Division’s revenues for the three months ended October 2, 2009 were $886.4 million, a decrease of $268.4 million or 23.2% compared with the three months ended September 26, 2008.

Our consolidated revenues for the nine months ended October 2, 2009 were $7.1 billion, a decrease of $241.3 million or 3.3% compared with the nine months ended September 26, 2008.  The URS Division’s revenues for the nine months ended October 2, 2009 were $2.4 billion, a decrease of $109.7 million or 4.3% compared with the nine months ended September 26, 2008.  The EG&G Division’s revenues for the nine months ended October 2, 2009 were $1.9 billion, an increase of $208.5 million or 12.0% compared with the nine months ended September 26, 2008.  The Washington Division’s revenues for the nine months ended October 2, 2009 were $2.8 billion, a decrease of $327.2 million or 10.4% compared with the nine months ended September 26, 2008.

The divisional revenues reported above are presented prior to elimination of interdivisional transactions.  Our analysis of these changes in revenues is set forth below.

Power

Consolidated revenues from our power market sector for the three months ended October 2, 2009 were $325.7 million, a decrease of $130.6 million or 28.6% compared with the three months ended September 26, 2008.  The decline in revenues in the power sector reflects completion of several major emissions control projects that experienced high levels of activity in the comparable period in fiscal 2008, as well as the timing of mandates established by the Clean Air Interstate Rule for further reductions in emissions.  These projects involved the retrofit of coal-fired power plants with clean air technology that reduces sulfur dioxide, mercury and other emissions.  Many of our clients have completed, or will soon complete, projects that will enable them to meet a 2010 deadline for reductions in sulfur dioxide emissions established by the Clean Air Interstate Rule.  As these projects are completed, we are experiencing a delay before utilities move forward with projects to meet the Rule’s 2015 deadline for further reductions.  In addition, as a result of the economic downturn, several power clients have deferred or cancelled large capital improvement projects.  This decrease in revenues was partially offset by increased demand for the engineering and construction services we provide to expand generating capacity at existing fossil fuel power plants and to develop new gas-fired power plants.

Consolidated revenues from our power market sector for the nine months ended October 2, 2009 were $1,106.4 million, a decrease of $256.8 million or 18.8% compared with the nine months ended September 26, 2008.  Revenues declined due to the completion of several large emissions control projects, as well as the delay among some of our clients in large capital improvement projects due to current economic conditions.  In addition, revenues declined due to the completion of a large project to construct a uranium enrichment facility, which experienced a high level of activity in the comparable period last year.  These factors were partially offset by steady demand for engineering and construction services to expand generating capacity at existing fossil fuel power plants and to develop new gas-fired power plants.

The URS Division’s revenues from our power market sector for the three months ended October 2, 2009 were $28.8 million, a decrease of $24.9 million or 46.4% compared with the three months ended September 26, 2008.  Power revenues declined in the URS Division due to the completion of several major emissions control projects.  In the comparable period in fiscal 2008, these projects experienced higher levels of construction and procurement activity and generated higher revenues.  Additionally, as we are awarded new contracts to provide emissions control services, these assignments are typically being performed within our Washington Division.  During the quarter, revenues also declined from the engineering, process design and environmental services we provide for power generating and transmission facilities.

The URS Division’s revenues from our power market sector for the nine months ended October 2, 2009 were $110.6 million, a decrease of $92.0 million or 45.4% compared with the nine months ended September 26, 2008.  The decrease was due to the completion of several emissions control projects that had high levels of activity in the comparable period in fiscal 2008.  Additionally, as we are awarded new contracts to provide emissions control services, these assignments are typically being performed within our Washington Division.  The decline was partially offset by an increase in revenues from the engineering, process design and environmental services we provide for power generating and transmission facilities, compared to the same period last year.

The Washington Division’s revenues from our power market sector for the three months ended October 2, 2009 were $296.9 million, a decrease of $105.7 million or 26.3% compared with the three months ended September 26, 2008.  The decline in revenues was primarily due to the wind down or completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies that reduce sulfur dioxide, mercury and other emissions, and a project to construct a uranium enrichment facility.  The completion of these projects resulted in a $203.1 million decline in revenues, compared with the third quarter of fiscal 2008.  The impact of the completion of these projects was partially offset by an increase in revenues of $71.1 million from new projects to provide engineering and construction services for the expansion of generating capacity at existing fossil fuel power plants and the development of new gas-fired power plants, which produce fewer emissions than coal-fired facilities.

The Washington Division’s revenues from our power market sector for the nine months ended October 2, 2009 were $995.8 million, a decrease of $164.8 million or 14.2% compared with the nine months ended September 26, 2008.  The decrease was primarily due to the wind down or completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies and a project to construct a uranium enrichment facility.  The completion of these projects resulted in a $457.2 million decline in revenues compared with the same period in fiscal 2008.  The impact of these factors was partially offset by an increase in revenues of $255.9 million from new and continuing projects to provide engineering and construction services for the expansion of generating capacity at existing fossil fuel power plants and the development of new facilities, particularly single and combined cycle gas power plants.  In addition, we experienced an increase in revenues of $22.1 million from ongoing projects to provide engineering and maintenance services at nuclear power generating facilities.

Infrastructure

Consolidated revenues from our infrastructure market sector for the three months ended October 2, 2009 were $407.8 million, a decrease of $36.5 million or 8.2% compared with the three months ended September 26, 2008.  The decrease in revenues from our infrastructure market sector was primarily due to the timing of performance on several major infrastructure construction projects, which generated significant revenues in the comparable period last year, but were completed during the prior fiscal year and did not generate revenues in fiscal 2009.  In addition, current economic conditions have, in some cases, led to spending reductions by state and local governments for key infrastructure programs, and ARRA funded contracts have not been awarded for infrastructure projects as quickly as expected.  As a result, revenues declined from the program management, planning, design and engineering services we provide for surface transportation projects.  By contrast, we continued to experience strong demand for the services we provide to expand and rehabilitate air and rail/transit infrastructure.  Many of these projects are being funded through alternative sources, such as bond sales, dedicated tax measures and user fees.

Consolidated revenues from our infrastructure market sector for the nine months ended October 2, 2009 were $1,273.3 million, a decrease of $43.7 million or 3.3% compared with the nine months ended September 26, 2008.  The decline in revenues from our infrastructure market sector was primarily due to the timing of performance on several major infrastructure construction projects, which generated significant revenues in the comparable period last year, but were completed during the prior fiscal year and did not generate revenues in fiscal 2009.  We also experienced a moderate decline in revenues from program management, planning, design and engineering services for surface transportation projects.  By contrast, we continued to benefit from strong demand for services we provide to expand and rehabilitate air and rail/transit infrastructure.  Revenues also increased from engineering and construction services for the modernization of educational, healthcare and government facilities.

The URS Division’s revenues from our infrastructure market sector for the three months ended October 2, 2009 were $354.4 million, a decrease of $7.6 million or 2.1% compared with the three months ended September 26, 2008.  The moderate decline was largely the result of spending reductions by state and local governments for key infrastructure programs.  In addition, ARRA-funded contracts have not been awarded for infrastructure projects as quickly as expected.  At the same time, we continued to benefit from other sources of infrastructure funding, including bond sales, dedicated tax measures and users fees.  While revenues declined moderately from the services we provide to rehabilitate and expand surface transportation systems, we generated increased revenues from airport and rail/transit improvement projects.

The URS Division’s revenues from our infrastructure market sector for the nine months ended October 2, 2009 were $1,083.2 million, an increase of $19.7 million or 1.9% compared with the nine months ended September 26, 2008.  We continued to benefit from sustained demand for the program management, planning, design and engineering services we provide to expand and modernize air and rail/transit infrastructure.  Revenues also increased from the program and construction management services for capital improvement projects involving schools, healthcare facilities and government buildings.

The Washington Division’s revenues from our infrastructure market sector for the three months ended October 2, 2009 were $53.4 million, a decrease of $28.9 million or 35.1% compared with the three months ended September 26, 2008.  This decrease was primarily due to the completion of a highway construction project in California.  This project, which was substantially completed during the prior fiscal year, generated revenues that were $9.4 million lower than in the comparable period in fiscal 2008.  Additionally, we completed work on several other projects, involving the expansion of a prison in Idaho, the design of infrastructure at an oil sands site in Canada, and the rebuilding of infrastructure in Iraq.  The completion of these projects contributed to a decline of $12.9 million in revenues for the third quarter of 2009.

The Washington Division’s revenues from our infrastructure market sector for the nine months ended October 2, 2009 were $190.1 million, a decrease of $63.4 million or 25.0% compared with the nine months ended September 26, 2008.  The decline in revenues was primarily due to the completion of a highway project in California and a project to expand a transit system in Texas.  The completion of these projects resulted in a decrease in revenues of $52.6 million compared to the same period in fiscal 2008.  Additionally, we completed work on projects to expand a prison in Idaho, to design the infrastructure at an oil sands site in Canada and to rebuild infrastructure in Iraq.  The completion of these projects resulted in a $30.9 million decline in revenues, compared with the same period of fiscal 2008.  The impact of the completion of these projects was partially offset by a $13.7 million change order recovery on a highway construction project in California and the receipt of a $7.0 million project development success fee for a transit project in Washington, D.C., both of which occurred in the first quarter of fiscal 2009.

Federal

Consolidated revenues from our federal market sector for the three months ended October 2, 2009 were $1,125.0 million, an increase of $212.4 million or 23.3% compared with the three months ended September 26, 2008.  This increase reflects continuing strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and modernize aging weapons systems.  We also benefited from increased demand for the operations and installation management services we provide at military and other government installations for the DOD, the National Aeronautics and Space Administration (“NASA”) and other federal agencies.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons, as well as from the environmental and nuclear management services we provide to the DOE for programs involving the storage, treatment and disposal of radioactive waste.  We also benefited from increased demand for the engineering, construction and environmental services at military installations in the U.S. and internationally in support of DOD initiatives to realign military bases and redeploy troops to meet evolving security needs.

Consolidated revenues from our federal market sector for the nine months ended October 2, 2009 were $3,089.3 million, an increase of $524.3 million or 20.4% compared with the nine months ended September 26, 2008.  We continued to experience strong demand for the systems engineering and technical assistance services we provide to the DOD to design and develop new weapons systems and modernize aging weapons systems.  These results were also driven by strong demand for the operations and installation management services we provide at military and other government installations for the DOD, NASA and other federal agencies.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons, as well as from several large DOE contracts involving the storage, treatment and disposal of radioactive waste.

The URS Division’s revenues from our federal market sector for the three months ended October 2, 2009 were $171.2 million, an increase of $31.3 million or 22.4% compared with the three months ended September 26, 2008.  This increase was largely driven by growth in infrastructure, environmental and facilities projects under existing and new contract awards with the DOD.  Many of these assignments support the DOD’s long-term Military Transformation initiative to realign military bases and redeploy troops, both in the U.S. and internationally, to meet the security needs of the post-Cold War era.  We also experienced significant work involving the design and construction of aircraft hangars, barracks, military hospitals and other government buildings, as well as the environmental remediation and restoration of military installations.  Revenues also increased from the services we provide to the Federal Emergency Management Agency (“FEMA”) for the mapping and risk analysis of flood hazards and in support of the National Flood Insurance Program.

The URS Division’s revenues from our federal market sector for the nine months ended October 2, 2009 were $516.3 million, an increase of $72.2 million or 16.3% compared with the nine months ended September 26, 2008.  We continued to experience sustained demand for the engineering, construction and environmental services we provide to the DOD both in the U.S. and internationally.  This work involves the design and construction of aircraft hangars, barracks, military hospitals and other government buildings, as well as the environmental remediation and restoration of military installations.  Revenues also increased from the services we provide to FEMA for ongoing disaster recovery services resulting from damage caused by Hurricanes Gustav and Ike in the Gulf Coast region in 2008, as well as for the mapping and risk analysis of flood hazards.

The EG&G Division’s revenues from our federal market sector for the three months ended October 2, 2009 were $652.0 million, an increase of $45.9 million or 7.6% compared with the three months ended September 26, 2008.  Revenues increased from the specialized systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  We also benefited from strong demand for the operations and installation management services we provide to support the operations of complex government and military installations, such as military bases, test ranges and space flight centers.  In addition, demand was strong for the services we provide in support of chemical demilitarization programs involving the elimination of chemical and biological weapons of mass destruction.

The EG&G Division’s revenues from our federal market sector for the nine months ended October 2, 2009 were $1,937.9 million, an increase of $207.3 million or 12.0% compared with the nine months ended September 26, 2008.  We continued to benefit from strong demand for the services we provide to the DOD in support of military activities, including engineering and technical assistance services for the deployment, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  In addition, revenues increased from our work managing the destruction of chemical weapons stockpiles at Army demilitarization facilities throughout the United States, as well as from the operations and installation management services we provide at military installations and other government facilities for the DOD, NASA and other federal agencies.

The Washington Division’s revenues from our federal market sector for the three months ended October 2, 2009 were $301.8 million, an increase of $135.2 million or 81.2% compared with the three months ended September 26, 2008.  The increase in federal revenues in our Washington Division was due primarily to a new DOE contract to provide liquid waste management services.

The Washington Division’s revenues from our federal market sector for the nine months ended October 2, 2009 were $635.1 million, an increase of $244.8 million or 62.7% compared with the nine months ended September 26, 2008.  The increase in federal revenues in our Washington Division was primarily due to a new DOE contract to provide liquid waste management services, which generated revenues of $140.3 million during the nine months ended October 2, 2009.  Revenues also increased by $91.0 million as a result of the acceleration of activity on several other contracts for the DOE involving the deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear waste.  In addition, we experienced revenue growth of $54.1 million from projects, which were awarded during our 2008 fiscal year, to provide nuclear cleanup and waste management services in the U.K.  The impact of these factors was partially offset by a decrease in revenues of $41.5 million due to the loss of a DOE management services contract that generated revenues during the same period of fiscal 2008.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the three months ended October 2, 2009 were $460.0 million, a decrease of $314.9 million or 40.6% compared with the three months ended September 26, 2008.  The industrial and commercial market sector, which includes the work we perform for oil and gas, mining and manufacturing clients, continues to be the most exposed to the current economic downturn because many of these clients are dependent on oil and gas and commodity prices to support capital expenditure programs.  In the third quarter of our 2009 fiscal year, we experienced a significant decline in revenues, due largely to a decrease in activity on several major construction contracts and the delay or deferral of new, large-scale capital improvement projects.  Revenues also declined significantly because of the curtailment of mining activities and, in some cases, mine closures, which resulted in decreased demand for the services we provide to develop and operate mines.  We also experienced a decline in demand for the planning, environmental and facilities management services we provide to industrial clients to support existing plant operations, reflecting lower levels of activity at these facilities.

Consolidated revenues from our industrial and commercial market sector for the nine months ended October 2, 2009 were $1,667.8 million, a decrease of $465.1 million or 21.8% compared with the nine months ended September 26, 2008.  The decline in revenues was largely due to a decline in activity on several major construction contracts and the delay or deferral of large-scale capital improvement programs by industrial and commercial clients.  The economic downturn, tightened credit markets, and decline in commodity prices have resulted in reductions in spending for new production facilities, particularly among clients in the oil and gas and manufacturing industries.  Revenues also declined because of the curtailment of mining activities and, in some cases, mine closures, which resulted in decreased demand for the services we provide to develop and operate mines.  In addition, as a result of declining industrial activity, demand also decreased for the planning, environmental and facilities management services we provide to industrial clients to support existing plant operations.

The URS Division’s revenues from our industrial and commercial market sector for the three months ended October 2, 2009 were $228.7 million, a decrease of $51.1 million or 18.3% compared with the three months ended September 26, 2008.  Revenues declined due to a decrease in demand for the engineering and construction-related services we provide to clients in the oil and gas and manufacturing industries related to major capital improvement projects.  In addition, demand also declined for planning and environmental services in support of existing plant operations, reflecting a decrease in activity at these facilities.  Due to the economic downturn and its effect on the businesses of our commercial clients, such as real estate developers, transportation/freight carriers, telecommunications providers and financial services providers, we also experienced decreased demand for the environmental, engineering and construction management services we provide to these clients.

The URS Division’s revenues from our industrial and commercial market sector for the nine months ended October 2, 2009 were $688.1 million, a decrease of $134.4 million or 16.3% compared with the nine months ended September 26, 2008.  Revenues in the industrial and commercial sector declined due to a decrease in demand for the engineering, procurement and construction-related services we provide to oil and gas and manufacturing clients for major capital improvement programs, as well as for planning and environmental services in support of existing plant operations.  As a result of the economic downturn, revenues also declined from the services we provide to commercial clients, such as real estate developers, transportation/freight carriers, telecommunications providers and financial services providers.  In addition, demand fell for the environmental and engineering services we provide to mining clients.

The Washington Division’s revenues from our industrial and commercial market sector for the three months ended October 2, 2009 were $231.3 million, a decrease of $263.8 million or 53.3% compared with the three months ended September 26, 2008.  The decline in revenues was largely due to a decrease in activity on major construction projects compared to the third quarter of fiscal 2008, as well as the delay or deferral of new, large-scale capital improvement projects by many of our industrial clients.  During the quarter, we experienced reduced activity on a cement plant construction project and a project to build a natural gas production facility.  Both of these projects are nearing completion and, as a result, they generated revenues that were $233.3 million lower than in the comparable period last year.  We also experienced a decline in revenues of $44.6 million due to the curtailment of mining activities and, in some cases, mine closures, caused by falling commodity prices.  These declines were partially offset by increased revenues of $13.2 million on a variety of ongoing oil and gas projects.

The Washington Division’s revenues from our industrial and commercial market sector for the nine months ended October 2, 2009 were $979.7 million, a decrease of $330.7 million or 25.2% compared with the nine months ended September 26, 2008.  Revenues declined largely due to a decrease in activity on major construction projects, including projects to build a cement manufacturing plant and natural gas production facility.  Both projects are nearing completion and, as a result, they generated revenues that were $349.5 million lower than in the comparable period last year.  Revenues also declined $72.2 million for the services we provide to develop and operate mines because, as the prices of metals and mineral resources fell, many of our mining clients have curtailed their operations and some have closed mines.  These declines were partially offset by increased revenues of $118.5 million from a variety of ongoing oil and gas projects.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, decreased by 9.5% for the three months ended October 2, 2009 compared with the three months ended September 26, 2008.  Our consolidated cost of revenues for the nine months ended October 2, 2009 decreased by 3.5% compared with the nine months ended September 26, 2008.  Because our revenues are primarily project-based, the factors that caused revenues to decline also drove a corresponding decrease in our cost of revenues.  Consolidated cost of revenues as a percent of revenues increased from 94.6% for the third quarter of 2008 to 95.6% for the third quarter of 2009.  Consolidated cost of revenues as a percent of revenues decreased from 95.0% for the nine months ended September 26, 2008 to 94.8% for the nine months ended October 2, 2009.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended October 2, 2009 decreased by 12.7% compared with the three months ended September 26, 2008.  The decrease was primarily due to reductions in external services and travel.  Consolidated G&A expenses as a percent of revenues remained the same at 0.8% for the three months ended September 26, 2008 and for the three months ended October 2, 2009.  Our consolidated G&A expenses for the nine months ended October 2, 2009 decreased by 0.9% compared with the nine months ended September 26, 2008.  The decrease was primarily due to reductions in external services and travel.  Consolidated G&A expenses as a percent of revenues remained the same at 0.8% for the nine months ended October 2, 2009 and September 26, 2008.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended October 2, 2009 decreased by $3.6 million or 14.8% compared with the three months ended September 26, 2008.  The decrease for the three-month period comparisons was attributable primarily to the Washington Division’s unconsolidated joint ventures as discussed below.  Our consolidated equity in income of unconsolidated joint ventures for the nine months ended October 2, 2009 decreased by $2.0 million or 2.5% compared with the nine months ended September 26, 2008.  The decrease was primarily due to the timing and completion of projects.

The Washington Division’s equity in income of unconsolidated joint ventures for the three months ended October 2, 2009 decreased by $2.3 million or 11.6% compared with the three months ended September 26, 2008.  The decrease was primarily due to a $9.2 million decrease in equity in income resulting from the sale of our equity investment in MIBRAG on June 10, 2009. This decrease was partially offset by a $5.5 million increase in equity in income from a new contract to provide nuclear cleanup and waste management services in the U.K.

The Washington Division’s equity in income of unconsolidated joint ventures for the nine months ended October 2, 2009 increased by $0.7 million or 1.0% compared with the nine months ended September 26, 2008.  The increase resulted primarily from $14.9 million of earnings on the new nuclear cleanup and waste management services contract in the U.K and a $5.8 million increase in equity in income from a contract modification for a DOE nuclear site cleanup project.  These increases were partially offset by the timing and completion of projects, which resulted in decreases in equity in income, including $7.4 million from a joint venture that performs replacement of major components of nuclear power plants, $7.3 million resulting from the sale of our equity investment in MIBRAG on June 10, 2009, and $6.9 million from a light rail construction project in California that experienced cost growth during the final phase of the project involving startup and commissioning of the systems.

Operating Income

Our consolidated operating income for the three months ended October 2, 2009 decreased by $39.0 million or 27.2% compared with the three months ended September 26, 2008.  As a percentage of revenues, operating income was 4.5% for the three months ended October 2, 2009 compared to 5.5% for the three months ended September 26, 2008.  The decrease in operating income was caused primarily by the decrease in revenues and equity in income of unconsolidated joint ventures previously described.  In addition, the decline in earnings was due to various completed, delayed, or cancelled projects that generated operating income in the third quarter of 2008.  Furthermore, the decline was also due to earnings recognized in the prior year on a DOE nuclear waste processing facility construction project as a result of negotiations with the DOE to modify the overall fee and structure.  These decreases were partially offset by reductions in overhead costs resulting from the implementation of cost-control measures.  These items are discussed further below.

Our consolidated operating income for the nine months ended October 2, 2009 was $393.5 million, relatively unchanged from the nine months ended September 26, 2008.  As a percentage of revenues, operating income was 5.5% for the nine months ended October 2, 2009 compared to 5.3% for the nine months ended September 26, 2008.  The increase in operating income as a percentage of revenues was caused primarily by higher earnings on various contract items that we do not expect to recur on a regular basis as well as cost savings resulting from the implementation of cost-control measures.  These increases were offset by the decline in earnings that was due to various completed, delayed, or cancelled projects that generated operating income during the same period of 2008.  These items are discussed further below.

The URS Division’s operating income for the three months ended October 2, 2009 decreased by $3.7 million or 6.2% compared with the three months ended September 26, 2008.  The decrease in operating income was caused primarily by the decrease in revenues previously described.  The decline in earnings was offset in part by reductions in the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  In addition, the implementation of cost-control measures reduced our overhead costs, and this reduction was partially offset by an increase in sales and business development costs for pursuing new business opportunities.  Overhead costs as a percentage of revenues decreased slightly from 31.7% for the three months ended September 26, 2008 to 31.4% for the three months ended October 2, 2009.  Operating income as a percentage of revenues remained the same at 7.1% for both three-month periods ended October 2, 2009 and September 26, 2008.

The URS Division’s operating income for the nine months ended October 2, 2009 increased by $5.6 million or 3.0% compared with the nine months ended September 26, 2008.  While revenues declined, we improved our operating income by reducing the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  In addition, the implementation of cost-control measures reduced our overhead costs, and this reduction was partially offset by an increase in sales and business development costs for pursuing new business opportunities.  Overhead costs as a percentage of revenues remained relatively constant at 31.2% for the nine months ended October 2, 2009 compared to 31.1% for the nine months ended September 26, 2008.  Operating income as a percentage of revenues was 7.8% for the nine months ended October 2, 2009 compared to 7.2% for the nine months ended September 26, 2008.

The EG&G Division’s operating income for the three months ended October 2, 2009 decreased by $2.6 million or 6.2% compared with the three months ended September 26, 2008.  The decline in operating income was due to the higher use of subcontractors and increase in other direct costs, which provide lower profit margins.  The decline in earnings was also caused by timing of several performance-based award fees or completion of projects that were recognized in the three months ended September 26, 2008.  Offsetting the impact of these factors, various overhead costs, such as travel and rental expenses, decreased compared to the prior year because of cost-control measures taken in response to the current economic downturn.  Operating income as a percentage of revenues was 6.0% for the three months ended October 2, 2009 compared to 6.9% for the three months ended September 26, 2008.

The EG&G Division’s operating income for the nine months ended October 2, 2009 increased by $12.4 million or 12.3% compared with the nine months ended September 26, 2008.  The increase was primarily due to the increase in revenue volume previously described and award fees and performance-based incentive fees earned on various DOD projects.  In addition, higher billing rates related to the performance of project activities requiring specialized labor skills and efficiency improvements on some of EG&G Division’s fixed-price contracts also contributed to the increase in operating income.  Despite the increase in revenues, various overhead costs, such as travel and rental expenses, decreased compared to the prior year because of cost-control measures taken in response to the current economic downturn. The increase of operating income was offset by the higher use of subcontractors and increase in other direct costs, which provide lower profit margins.  Operating income as a percentage of revenues remained the same at 5.8% for both nine-month periods ended October 2, 2009 and September 26, 2008.

The Washington Division’s operating income for the three months ended October 2, 2009 decreased $35.3 million or 56.9% compared with the three months ended September 26, 2008.  The decrease in operating income was primarily due to the following:

•
A $10.3 million decline in earnings due to the completion of several major projects in 2009 that generated higher operating income in the third quarter of 2008, combined with delays of new projects primarily in the power and industrial and commercial sectors.

•	A charge of $20.0 million on an oil and gas construction project that has experienced cost increases and schedule delays, compared with a charge of $15.0 million in the third quarter of 2008.

•	Earnings of $17.7 million recognized in the prior year on a DOE nuclear waste processing facility construction project as a result of negotiations with the DOE to modify the overall fee and structure.

•	A decrease in equity in income of $2.3 million as previously discussed.

These declines were partially offset by a decrease of $3.3 million in overhead costs, including lower business development costs resulting from the timing of major proposals and costs savings resulting from the integration of the Washington Division into our overall operations, as well as the implementation of cost-control measures taken in response to the current economic environment.  Operating income as a percentage of revenues was 3.0% for the three months ended October 2, 2009 compared to 5.4% for the three months ended September 26, 2008.

The Washington Division’s operating income for the nine months ended October 2, 2009 decreased $18.5 million or 11.2% compared with the nine months ended September 26, 2008.  The same factors that impacted equity in income of unconsolidated joint ventures also affected operating income.  The decrease in operating income was primarily due to the following:

•
A $35.2 million decline in earnings due to the completion of several major projects in 2009 that generated higher operating income during the same period of fiscal 2008, combined with delays of new projects, primarily in the power and industrial and commercial sectors.

•	A $19.0 million reduction from the loss of a re-bid of a DOE management services contract that was active during the same period of 2008.

•	Charges of $31.4 million on an oil and gas construction project that has experienced cost increases and schedule delays, compared with charges of $27.9 million in the same period of 2008.

•	Earnings of $17.7 million recognized in the prior year on a DOE nuclear waste processing facility construction project as a result of negotiations with the DOE to modify the overall fee and structure.

These decreases were partially offset by higher contract earnings on some projects caused by events we do not expect to recur on a regular basis.  These included $13.7 million of change order recovery on a highway project, a $9.0 million contract termination fee related to a mining contract, a $7.0 million project development success fee related to a transit project and a $4.8 million global settlement of legacy project matters.  In addition, there was a decrease of $21.7 million in overhead costs, including lower business development costs resulting from the timing of major proposals and costs savings resulting from the integration of the Washington Division into our overall operations, as well as the implementation of cost-control measures taken in response to the current economic environment. Operating income as a percentage of revenues was 5.2% for the nine months ended October 2, 2009 compared to 5.3% for the nine months ended September 26, 2008.

Interest Expense

Our consolidated interest expense for the three months ended October 2, 2009 decreased by $10.4 million or 48.6% compared with the three months ended September 26, 2008.  Our consolidated interest expense for the nine months ended October 2, 2009 decreased by $32.5 million or 46.4% compared with the nine months ended September 26, 2008.  These decreases were due to lower debt balances as a result of debt payments on our Senior Secured Credit Facility (“2007 Credit Facility”), in addition to lower LIBOR interest rates and lower interest rate margins in 2009.

Other Income, Net

Our consolidated other income, net for the nine months ended October 2, 2009 consisted of a $75.6 million gain associated with the sale of our equity investment in MIBRAG, net of $5.2 million of sale-related costs, that was completed during the second quarter of 2009.  This gain was partially offset by a $27.7 million loss on the settlement of a foreign currency forward contract during the second quarter of 2009, which primarily hedged our net investment in MIBRAG.

Income Tax Expense

Our effective income tax rates for the three months ended October 2, 2009 and September 26, 2008 were 25.4% and 41.9%, respectively.  Our effective income tax rates for the nine months ended October 2, 2009 and September 26, 2008 were 37.4% and 42.1%, respectively.  The significant reduction in our effective tax rate during the third quarter of 2009 was due primarily to our determination, made during the quarter, that earnings of our foreign subsidiaries will no longer be indefinitely reinvested.  This determination resulted in accrual of deferred U.S. tax liabilities on the undistributed earnings of our foreign subsidiaries and also recognition of foreign tax credits associated with these undistributed earnings.  Because the foreign tax credits significantly exceeded our accrual of deferred U.S. tax liabilities on these undistributed earnings, our effective income tax rate for the quarter was reduced.  This rate reduction was partially offset by the establishment, during the third quarter, of valuation allowances against existing deferred tax assets, and also by the write-off of foreign income tax receivables associated with prior earnings of some of our foreign subsidiaries that we determined during the quarter, could not be collected.  These valuation allowances and write-offs had the effect of increasing our income tax expense, and so partially offset the effective rate reduction.  Because these items all impacted our income tax expense in the third quarter of 2009, the impact on our effective income tax rate for this quarter compared to the third quarter of 2008 was significant.  For the nine-month period ended October 2, 2009, the impact was less significant, and is expected to be further diluted for the year ended January 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(In millions)	October 2, 2009	September 26, 2008
Cash flows from operating activities	$448.2	$283.4
Cash flows from investing activities	63.4	(106.6)
Cash flows from financing activities	(265.9)	(211.7)

During the nine months ended October 2, 2009, our primary sources of liquidity were cash flows from operations and proceeds from the sale of our equity investment in MIBRAG, as well as proceeds from the sale of mining equipment and other assets located in Bolivia following the termination of a mining contract.  Our primary use of cash was to fund our working capital, capital expenditures, and short-term investments; to invest in our unconsolidated joint ventures; to service our debt; to purchase treasury stock; and to fund distributions to the noncontrolling interests in our consolidated subsidiaries.

Our cash flows from operations are primarily impacted by fluctuations in working capital, which is affected by numerous factors including billing and payment terms of our contracts, stage of completion of contracts performed by us, timing of our payroll payments relative to our fiscal quarter ends, or unforeseen events or issues that may have an impact on our working capital.

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

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt repayments any net proceeds we receive from the sale of assets, which include the sale of our equity investment in MIBRAG.  On June 10, 2009, we completed the sale of our equity investment in MIBRAG.  As of October 2, 2009, we used $57.0 million of the net cash proceeds from the sale for debt payments and we expect to remit approximately $100.0 million from the remaining net cash proceeds to pay down our debt within the next twelve months.

As of October 2, 2009, we have remaining tax-deductible goodwill of $444.0 million and net operating loss (“NOL”) carryovers of approximately $60.9 million.  We anticipate that cash payments for income taxes for 2009 and later years will be substantially less than income tax expense recognized in the financial statements.

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

As of October 2, 2009 and January 2, 2009, our receivable allowances represented 2.08% and 1.84%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of October 2, 2009 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivable allowance.  However, future economic conditions may adversely impact some of our clients’ ability to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of October 2, 2009 and January 2, 2009 were $236.7 million and $254.2 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 67 days as of January 2, 2009 to 72 days as of October 2, 2009.  Because of implementation of a new billing system in 2007 that has not been audited by the U.S. Defense Contract Audit Agency (“DCAA”), in May 2009, the DCAA suspended the EG&G Division’s direct billing privileges for contracts subject to direct billing.  We believe that our billing system complies with the governmental system requirements and we anticipate that the DCAA will perform an audit of the billing system in the near future.  Upon the successful completion of the audit, we anticipate that the DCAA will reinstate the EG&G Division’s direct billing privileges, although no assurance can be given as to the timing of any potential reinstatement.  The increase in DSOs resulted primarily from this suspension of the direct billing privileges.

In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 8, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, which may adversely affect our liquidity and capital resources.

Operating Activities

The increase in cash flows from operating activities for the nine months ended October 2, 2009, compared to the nine months ended September 26, 2008, was primarily due to fluctuations in receivables and payables as a result of the timing of payroll payments, payments from clients on accounts receivable, and payments to vendors and subcontractors.  In addition, income tax and interest payments decreased.

During the first nine months of 2009, we made significant cash disbursements of $91.2 million and $91.7 million for retirement plan contributions and bonus payments.  We received a $30 million tax refund in March 2009 due to an overpayment of estimated taxes in 2008.  Our actual NOLs available for deduction were higher than we estimated during 2008.  In addition, deferred tax assets related to depreciation expense and the timing of income from partnerships were lower than we originally estimated during 2008.  We were able to claim more actual tax depreciation expense than we originally anticipated, thus reducing the amount of income taxes we owed for fiscal year 2008.

We expect to make estimated payments of $20.2 million to pension, post-retirement, and defined contribution plans for the remaining quarter of fiscal year 2009.

Investing Activities

With the exception of the construction and mining activities of the Washington Division, we are not capital intensive.  Our mining activities require the use of heavy equipment, which are either owned or leased.  Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs.  Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the nine months ended October 2, 2009 and September 26, 2008 were $34.5 million and $62.3 million, respectively.  In addition, we disbursed $13.8 million and $28.0 million in cash related to investments in and advances to unconsolidated joint ventures for the nine months ended October 2, 2009 and September 26, 2008, respectively.

On June 10, 2009, we completed the sale of our equity investment in MIBRAG and we received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale and incurred sale-related costs of $5.2 million.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG, at a loss of $27.7 million.  During the nine months ended October 2, 2009, we used $57.0 million of the net proceeds from the sale for debt payments and invested $195.0 million of the net proceeds in bank certificates of deposits as short-term investments.

During the third quarter of our 2009 fiscal year, a Washington Division mining contract located in Bolivia was terminated at our former client’s discretion.  Pursuant to the termination, we received $47.4 million primarily related to the sale of the mining equipment and other related assets.

For the remaining quarter of fiscal year 2009, we expect to incur approximately $16 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

The decrease in net cash flows from financing activities for the nine months ended October 2, 2009, compared to the nine months ended September 26, 2008, was primarily due to an increase in principal payments on our 2007 Credit Facility, changes in book overdrafts, and a decrease in proceeds collected from employee stock purchases and exercises of stock options.

Currently, we expect to remit approximately $100.0 million from the remaining net cash proceeds from the sale of our equity investment in MIBRAG to pay down our debt within the next twelve months.  The timing of debt repayment may be substantially different from the actual net cash inflow due to the impact of repatriation methods, taxes and allowable exclusions in our 2007 Credit Facility.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of October 2, 2009.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
2007 Credit Facility (1)	$868.0	$100.0	$432.2	$335.8	$—	$—
Capital lease obligations and equipment notes (1)	15.8	6.4	7.3	2.1	—	—
Notes payable, foreign credit lines and other indebtedness (1)	25.5	10.2	13.0	2.3	—	—
Total debt	909.3	116.6	452.5	340.2	—	—
Operating lease obligations (2)	505.4	143.1	203.0	113.7	45.6	—
Pension and other retirement plans funding requirements (3)	256.3	30.3	39.7	61.0	125.3	—
Interest (4)	93.3	27.4	61.4	4.5	—	—
Purchase obligations (5)	7.6	6.2	1.4	—	—	—
Asset retirement obligations (6)	3.7	0.6	1.2	1.5	0.4	—
Other contractual obligations (7)	49.8	29.9	8.2	1.7	—	10.0
Total contractual obligations	$1,825.4	$354.1	$767.4	$522.6	$171.3	$10.0
______________
(1)	Amounts shown exclude unamortized debt issuance costs of $12.2 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.5 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of estimated pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

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

(7)
Other contractual obligations include net liabilities for anticipated settlements of our tax liabilities, including interest.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under the “Other” column above.  In addition, we do not expect that the payment of these tax liabilities will have a material impact on our liquidity.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  As of October 2, 2009, we had $207.1 million in standby letters of credit under our 2007 Credit Facility.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our inability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

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

•
We have guaranteed a letter of credit issued on behalf of one of our unconsolidated construction joint ventures, in which we are a 60% owner with no significant influence over operations.  The total amount of the letter of credit was $7.2 million as of October 2, 2009.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	As of October 2, 2009, the amount of a guarantee used to collateralize the credit facility of our U.K. operating subsidiary and bank guarantee lines of our European subsidiaries was $8.2 million.

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

2007 Credit Facility

As of October 2, 2009 and January 2, 2009, the outstanding balance of term loan A was $680.5 million and $842.8 million at interest rates of 1.28% and 2.69%, respectively.  As of October 2, 2009 and January 2, 2009, the outstanding balance of term loan B was $187.5 million and $232.2 million at interest rates of 2.53% and 3.69%, respectively.

Under our 2007 Credit Facility, we are subject to two financial covenants: 1) a maximum consolidated leverage ratio, which is calculated by dividing consolidated total debt by consolidated EBITDA, as defined below, and 2) a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA.  Both calculations are based on the financial data of the most recent four fiscal quarters.

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the Washington Group International, Inc. acquisition in 2007.  As of October 2, 2009, our consolidated leverage ratio was 1.3, which did not exceed the maximum consolidated leverage ratio of 2.75, and our consolidated interest coverage ratio was 13.3, which exceeded the minimum consolidated interest coverage ratio of 4.5.  We were in compliance with the covenants of our 2007 Credit Facility as of October 2, 2009.

13BRevolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of October 2, 2009 and January 2, 2009.  As of October 2, 2009, we issued $207.1 million of letters of credit, leaving $492.9 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of October 2, 2009, we would remain in compliance with the covenants of our 2007 Credit Facility.

Our revolving line of credit information is summarized as follows:

(In millions, except percentages)	Nine Months Ended October 2, 2009	Year Ended January 2, 2009
Effective average interest rates paid on the revolving line of credit	3.2%	5.6%
Average daily revolving line of credit balances	$—	$0.2
Maximum amounts outstanding at any one point in time	$0.3	$7.7
14B

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of October 2, 2009 and January 2, 2009, we had outstanding amounts of $25.5 million and $33.9 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  As of both October 2, 2009 and January 2, 2009, the weighted-average interest rate of the notes was approximately 5.7%.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of October 2, 2009 and January 2, 2009, we had lines of credit available under these facilities of $15.6 million and $13.3 million, respectively, with no amounts outstanding.

Capital Leases.  As of October 2, 2009 and January 2, 2009, we had obligations under our capital leases of approximately $15.8 million and $14.8 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of October 2, 2009 and January 2, 2009, we had obligations under our operating leases of approximately $505.3 million and $583.5 million, respectively, consisting primarily of real estate leases.

Other Activities

Interest Rate Swaps.  Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million.  As of October 2, 2009 and January 2, 2009, the fair values of our interest rate swap liabilities were $10.5 million and $15.7 million, respectively.  The short-term portion of the swap liabilities was recorded in “Accrued expenses and other” on our Condensed Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities.”  The adjustments to fair values of the swap liabilities were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations and Comprehensive Income as our interest rate swaps are effective hedges.

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

On June 12, 2009, we settled our foreign currency forward contract.  For the nine months ended October 2, 2009, we recorded a loss on the settlement of this contract of $27.7 million in “Other income, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended January 2, 2009.  There were no material changes to these critical accounting policies during the nine months ended October 2, 2009.  We have expanded our discussion related to at-risk and agency contracts and goodwill sensitivity analysis below.

“At-risk” and “Agency” Contracts

We recognize revenues based on characteristics of the contract or the type of relationship we have with the client, including at-risk or agency relationships.  For at-risk relationships where we act as the principal to the transaction, the revenues and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts.  For agency relationships, where we act as an agent for our client, only the fee revenues are recognized, meaning that direct project costs and the related reimbursement from the client are netted.  From time to time, we may also collaborate with other parties by sharing our assets, services and knowledge for a joint marketing and business development arrangement, as well as other third-party contractual agreements to perform other services or specific activities required by our clients.  Significant accounting presentation and measurements are determined at inception based on the structure of the legal entity and the contractual agreement.  For the three and nine months ended October 2, 2009 and September 26, 2008, we recognized immaterial amounts of revenues from agency contracts and collaborative arrangements.

Goodwill Sensitivity Analysis

While our 2008 annual impairment review did not result in impairment for any of our reporting units, there are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that would reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

On June 10, 2009, we sold our equity investment in MIBRAG, which triggered an interim impairment review of our Infrastructure and Mining reporting unit.  This review did not indicate an impairment of the goodwill relating to that reporting unit.  On August 19, 2009, a Bolivian mining contract also performed under this reporting unit was terminated at our former client’s discretion.  This event also triggered an interim impairment review of the Infrastructure and Mining reporting unit’s goodwill.  This review did not indicate an impairment of the goodwill relating to that reporting unit.

The key assumptions we used to estimate the fair values of our reporting units are:  (i) discount rate, (ii) compounded annual revenue growth rate, (iii) average operating margin, and (iv) terminal value capitalization rate (“capitalization rate”).  The following table summarizes the key assumptions we used in conducting our interim goodwill impairment review for the Infrastructure and Mining reporting unit as of August 20 2009:

Infrastructure and Mining as of August 20, 2009
Discount rate	13.0%
Compounded annual revenue growth rate (1)	13.7%
Average operating margin (1)	5.7%
Capitalization rate	8.0%
________________
(1)	Based on 2009-2018 projected information.

The company-dependent key assumptions are the compounded annual revenue growth rate and the average operating margin and are subject to much greater influence from our actions.  The market-driven key assumptions are the discount rate and the capitalization rate.  These rates are derived from the use of market data and employment of the Capital Asset Pricing Model.  These assumptions represent our best estimate of current market conditions, have been calculated solely for purposes of these analyses and are not intended to indicate that these levels will be achieved, particularly in light of the current, anticipated and continuing recessionary conditions.

Market-Driven Key Assumptions.  Outlined below is a sensitivity analysis of the key market-driven assumptions, the discount rate and the capitalization rate, affecting our goodwill impairment review for the Infrastructure and Mining reporting unit.

To demonstrate the sensitivity of our Infrastructure and Mining reporting unit’s fair value, we indicate below the extent of the change required in each of the discount rate and the capitalization rate to cause the fair value of each reporting unit to reduce to an amount equal to its carrying value as of August 20, 2009:

	Discount Rate Used	Breakeven Discount Rate	Capitalization Rate Used	Breakeven Capitalization Rate
As of August 20, 2009
Infrastructure & Mining	13.00%	13.29%	8.00%	8.60%

Placing the discount rates into context, over the five-year period prior to 2008, we note that the discount rates used in our goodwill impairment tests have ranged from 10.0% to 12.0% and the capitalization rates have ranged from 7.0% to 8.5%.  The discount rate and the capitalization rate utilized in the current analysis were a result of the current market turbulence, which resulted in the use of historically high rates.  We believe this corroboration between the analysis and market pricing provided support that the assumptions utilized were meaningful and representative of current market participants’ assumptions.

Company-Dependent Key Assumptions.  Given the contractual nature of our business, the key assumptions over which we have greater control are the average operating margin in the short-term and compound annual revenue growth forecast over the long-term.  These two key assumptions could materially impact the fair values of our reporting units.

Operating Margin.  Based on the variance observed in our operating margin over the past five years, we tested the analysis by applying a downward sensitivity of 5% and 10% to forecasted operating margin to the projected years of 2012 through 2018.

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

The table below summarizes the sensitivity analysis for the Infrastructure and Mining reporting unit based on hypothetical changes in the four key assumptions discussed above as of August 20, 2009:

(In millions)	Infrastructure and Mining as of August 20, 2009
Excess of fair value over carrying value	$19

A Decrease in the Excess of Fair Value Over Carrying Value Resulting from Changes in Key Assumptions:
Increase of 50 basis points in discount rate	(32)
Increase of 50 basis points in capitalization rate	(16)
Reduction in operating margin of 5%	(23)
Reduction in operating margin of 10%	(45)
Reduction in revenue growth of 15%	(41)
Reduction in revenue growth of 30%	(78)

As shown in the table above, these changes in the key assumptions would eliminate the excess of fair value over carrying value of the Infrastructure and Mining reporting unit.  In such cases, it would be necessary to perform the second step of the goodwill impairment analysis to determine whether impairment actually existed and, if it did, the amount of that impairment.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING GUIDANCE

We adopted new accounting guidance regarding fair value measurement of non-financial assets and non-financial liabilities as of the beginning of our 2009 fiscal year.  Our adoption of this guidance did not have a material impact on our consolidated financial statements.  Various other updates were subsequently issued related to fair value guidance that also were not material to our consolidated financial statements.

We adopted new accounting guidance on collaborative arrangements at the beginning of our 2009 fiscal year.  This guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement, and between participants in the arrangement and third parties.  Revenues and costs incurred with third parties in connection with collaborative arrangements are to be presented on a gross or a net basis in accordance with revenue recognition guidance.  The guidance requires disclosure of the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement transactions related to the arrangements.  The guidance also requires retrospective application to all periods presented for all collaborative arrangements existing as of the effective date.  Our adoption of this guidance did not have a material impact on our consolidated financial statements since we have consistently determined our arrangements at inception as either an at-risk relationship or an agency relationship and recorded their activities on a gross or net basis, respectively, as required.

We adopted new accounting guidance on noncontrolling interests in consolidated financial statement at the beginning of our 2009 fiscal year.  This guidance establishes accounting and reporting requirements for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests were previously characterized as minority interests in our condensed consolidated financial statements and are now presented as a separate line item under stockholders’ equity.  The net income and the comprehensive income attributed to the noncontrolling interests are separately stated in our Consolidated Statements of Operations and Comprehensive Income.  The presentation of net income and amounts attributable to noncontrolling interests in our Consolidated Statements of Cash Flows was retrospectively revised to reflect the impact of this guidance.

We adopted new accounting guidance on business combinations at the beginning of our 2009 fiscal year.  This guidance revises principles and requirements for recognizing and measuring the identifiable assets acquired, the liabilities assumed, goodwill, noncontrolling interest in the acquiree, as well as the contingent assets and contingent liabilities derived from business combinations.  With limited exceptions, the guidance requires measuring and recording assets and liabilities at their acquisition-date fair value.  This guidance also requires expensing acquisition-related costs as incurred and recording any subsequent changes to pre-acquisition tax exposures in our income statement.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

We adopted new accounting guidance on derivative instruments and hedging activities at the beginning of our 2009 fiscal year.  This guidance requires enhanced qualitative and quantitative disclosures to improve the transparency of financial reporting about an entity’s derivative and hedging activities in both annual and interim financial statements.  This guidance also requires disclosures of additional information on how and why derivative instruments are used.

We adopted new accounting guidance on share-based payment awards at the beginning of our 2009 fiscal year.  This guidance defines share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting as participating securities.  These share-based payments are considered in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  Prior to November 2008, our stock award agreements provided nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, were participating securities.  In November 2008, we revised our stock award agreements for future grants so that unvested shares became non-participating securities until vested.  In addition, during our quarter ended April 3, 2009, we amended grants issued prior to November 2008 so that they would be non-participating securities until vested.  As a result, the effect of this guidance on our EPS for the three and nine months ended October 2, 2009 was not material.  However, because this guidance requires retrospective application, our EPS for the quarter ended September 26, 2008 has been modified to reflect the impact, which was to reduce our basic EPS from $0.80 to $0.78 and from $2.13 to $2.07 for the three and nine months ended September 26, 2008, respectively.  It also reduced our diluted EPS from $0.79 to $0.77 and from $2.11 to $2.06 for the three and nine months ended September 26, 2008, respectively.

We adopted new accounting guidance on equity method investments at the beginning of our 2009 fiscal year.  This guidance clarifies how the initial carrying value of an equity investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, how an equity-method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

We adopted new accounting guidance on subsequent events in the second quarter of our 2009 fiscal year.  This new guidance modified terminology and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, including requiring disclosure of the date through which subsequent events have been evaluated.  Consistent with past practice, we have evaluated subsequent events through the issuance date of our financial statements, which, for the quarter ended October 2, 2009, was November 12, 2009.

We adopted the Accounting Standards Codification (“Codification”) in the third quarter of our 2009 fiscal year.  Except as set forth below with respect to rules and interpretive releases of the SEC, the Codification is now the single source of authoritative GAAP applicable to all non-governmental entities and supersedes all existing pronouncements, Emerging Issues Task Force (“EITF”) abstracts and other literature issued by the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants.  The FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts.  Instead, the FASB issues accounting standard updates to provide background information about the guidance and the bases for conclusions regarding the changes in the Codification.  Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.

New accounting guidance has been issued on pension and postretirement benefit plans, which will become effective for our 2009 fiscal year-end.  This guidance requires additional annual disclosures of the factors necessary to understand investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.

New accounting guidance has been issued on transfers of financial assets, which will become effective for us at the beginning of our 2010 fiscal year.  This guidance eliminates the concept of a qualifying special-purpose entity, limits the circumstances under which a financial asset is derecognized and requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets.  We are currently in the process of evaluating the impact on our consolidated financial statements from the adoption of this guidance.

New accounting guidance has been issued on consolidation of variable interest entities (“VIE”), which will become effective for us at the beginning of our 2010 fiscal year.  This guidance amends the accounting and disclosure requirements for the consolidation of a VIE.  It requires additional disclosures about the significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and the financial impact to a company due to its involvement with a VIE.  We are currently in the process of evaluating the impact on our consolidated financial statements from the adoption of this guidance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have two floating-for-fixed interest rate swaps with notional amounts totaling $400.0 million to hedge against changes in floating interest rates.  The notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on the expected outstanding indebtedness of approximately $868 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase approximately $3.9 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.28%, which would lower our net-of-tax interest expense by approximately $1.1 million.  This analysis is computed taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $200.0 million expiring in December 2009.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our operating contracts.  We had foreign currency translation losses, net of tax, of $0.4 million and $13.4 million for the three months ended October 2, 2009 and September 26, 2008, respectively.  We had foreign currency translation gains, net of tax, of $9.9 million and foreign currency translation losses, net of tax, of $8.0 million for the nine months ended October 2, 2009 and September 26, 2008, respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended October 2, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against us and our subsidiaries.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 8, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of these recent changes in our legal proceedings, which Note is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q, the following risk factors could also affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending.  If the economy remains weak or client spending declines further, then our revenues, profits and our financial condition may deteriorate.

For the three and nine months ended October 2, 2009, we experienced a decline in our revenues compared to the same period in 2008 and a slowdown in project awards.  If the economy remains weak or client spending declines further, then our revenues, book of business, net income and overall financial condition may deteriorate.  In light of current macroeconomic conditions, we are projecting declines in revenues in our power and industrial and commercial market sectors for the remainder of 2009.  Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in delaying, curtailing or canceling proposed and existing projects by clients.

The global economic conditions caused by the decline in the worldwide economy and constraints in the credit market has caused, and may continue to cause, clients to delay, curtail or cancel proposed and existing projects, thus decreasing the overall demand for our services and weakening our financial results.

Our clients have been impacted by the global economic conditions caused by the decline in the overall economy and constraints in the credit market.  As a result, some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, thus decreasing the overall demand for our services and adversely impacting our results of operations.  For example, we have experienced and expect to continue to experience delays or cancellations in new projects for which we typically provide engineering and construction services.  The current economic volatility has also made it very difficult for us to predict the short-term and long-term impacts on our business and made it more difficult to forecast our business and financial trends.  In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  The economic downturn and tightened credit markets have resulted in reductions in spending capital for the development of new production facilities, particularly among clients in our power market sector, as well as in the oil and gas and manufacturing industries, adversely affecting our revenues in our power and industrial and commercial market sectors.  Also, rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures on projects.  Lastly, ongoing credit constraints in the market could limit our ability to access credit markets in the future and, therefore, impact our liquidity.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

If we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.  We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.  As of October 2, 2009, our book of business was estimated at approximately $29.5 billion, which included $17.9 billion of our backlog.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process and would be cancelled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of the current economic conditions.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 43% of our total revenues for the nine months ended October 2, 2009.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”) and the Services Contract Act security regulations, as well as many other laws and regulations.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards.  For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

If our goodwill or intangible assets become impaired, then our profits may be reduced.

A decline in our stock price and market capitalization (such as our stock price decline in 2008) could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.6 billion as of October 2, 2009.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate an impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

On August 19, 2009, a Bolivian mining contract performed under our Infrastructure and Mining reporting unit was terminated at our former client’s discretion, which triggered an interim impairment review of this reporting unit.  Our interim impairment review of this reporting unit did not indicate an impairment of the goodwill relating to that reporting unit.  While this review indicated that the estimated fair value exceeded the carrying value of goodwill relating to that reporting unit by approximately 4% as of August 20, 2009, it is reasonably possible that changes in the numerous variables associated with the judgments, assumptions and estimates we made in assessing the fair value of our goodwill, could cause the value of this or other reporting units to become impaired.  If our goodwill is impaired or if a material contract is terminated, causing our intangible assets to be impaired, we would be required to record a non-cash charge that could have a material adverse effect on our condensed consolidated financial statements.

The completion of our merger with WGI substantially increased our indebtedness, which could adversely affect our liquidity, cash flows and financial condition.

On November 15, 2007, in order to complete the WGI acquisition, we entered into the 2007 Credit Facility, which provided for two term loan facilities in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  All loans outstanding under the 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR plus, in each case, an applicable margin.  The applicable margin will adjust to a leverage-based performance pricing grid based on our Consolidated Leverage Ratio.  As of October 2, 2009, our outstanding balance under the 2007 Credit Facility was $868 million.  We have hedged $400.0 million of interest payments on our 2007 Credit Facility borrowings using floating-for-fixed interest rate swaps.  The $400.0 million notional amount of the swaps is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.

Based on assumed interest rates and a margin determined by the Consolidated Leverage Ratio (our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization), our debt service obligations, consisting of interest payments during the next twelve months, will be approximately $24.9 million, excluding amortization of financing fees, tax-related interest expense and other interest expense not related to the term loan facilities.  If our Consolidated Leverage Ratio is higher than assumed, our interest expense and unused revolving line of credit fees will increase.

Based on the expected outstanding indebtedness of approximately $868 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher over the next twelve-month period, our net-of-tax interest expense would increase approximately $3.9 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.28%, which would lower our net-of-tax interest expense by approximately $1.1 million.  This analysis is computed taking into account the current outstanding balance of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swaps, which include $200 million expiring in December 2009.  The result of this analysis would change if the underlying assumptions were modified.  As a consequence of the increase in our indebtedness resulting from the WGI acquisition, demands on our cash resources have increased and potentially could further increase.  The increased level of debt relative to pre-acquisition levels could, among other things:

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

Revenues from our federal market sector represented approximately 43% of our total revenues for the nine months ended October 2, 2009.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing.  For example, the ARRA enacted in February 2009 provides funding for various clients’ state transportation projects, for which we provide services.  However, ARRA-funded contracts have not been awarded for infrastructure projects as quickly as we had expected, and it is possible that ARRA funding will never be allocated to projects that represent opportunities for us to the extent that we anticipate, if at all.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

We may be required to pay liquidated damages if we fail to meet milestone requirements in some of our contracts.  For example, our common sulfur project in Qatar gives the client the right to assess approximately $25 million against a consortium in which our subsidiary is a member if project milestones are not completed by a pre-determined date.  Failure to meet any of the milestone requirements could result in additional costs, and the amount of such additional costs could exceed the projected profits on the project.  These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a regular basis.

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability and financial penalties that could reduce our profits and revenues.

We often partner with unaffiliated third parties to jointly bid on and perform on a particular project.  For example, for the three and nine months ended October 2, 2009, our equity in income of unconsolidated joint ventures amounted to $20.7 million and $79.0 million, respectively.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If our partners do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver its contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

The Price-Anderson Act (“PAA”) comprehensively regulates the manufacture, use and storage of radioactive materials in the U.S., while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and Department of Energy (“DOE”) contractors.  Because we provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants, we may be entitled to some of the indemnification protections under the PAA.  However, the PAA’s indemnification provisions do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry.  If the PAA’s indemnification protection does not apply to our services or our exposure occurs outside of the U.S., our business could be adversely affected by either a refusal to retain us by new facilities operations or our inability to obtain commercially adequate insurance and indemnification.

A decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

Revenues under contracts with the DOD and other defense-related clients represented approximately 29.9% of our total revenues for the nine months ended October 2, 2009.  Past increases in spending authorization for defense-related programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

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

As a multinational company, we have operations in more than 30 countries and we derived 9% of our revenues and equity in income of unconsolidated joint ventures from international operations for the nine months ended October 2, 2009.  International business is subject to a variety of risks, including:

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

As of October 2, 2009, approximately 16% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our third quarter of 2009.

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 4, 2009 – July 31, 2009	—	$—	—	—
August 1, 2009 – August 28, 2009	—	—	362	—
August 29, 2009 – October 2, 2009	22	41.70	—	2,614
Total	22		362	2,614
_______________
(1)
All purchases were made pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our stock incentive plans and Employee Stock Purchase Plan for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  Our stock repurchase program will terminate on January 1, 2010.  Pursuant to our 2007 Credit Facility, we are subject to covenants that will limit our ability to repurchase our common stock.  However, we amended our 2007 Credit Facility on June 19, 2008 so that we are allowed to repurchase up to one million shares of common stock annually if we maintain various designated financial criteria.  During the three and nine months ended October 2, 2009, we repurchased an aggregate of 0.4 million shares and one million shares of our common stock, respectively.

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
4.1
Consent Regarding Creation of New International Holding Company dated as of September 29, 2009, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, N.A., as agent for lenders, and URS Corporation’s Guarantors.
X
10.1*	Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of September 18, 2009.				X
10.2*	First Amendment to the Restated Incentive Compensation Plan 2009 Plan Year Summary.				X
10.3*	Revised Compensatory Arrangement For Reed N. Brimhall.				X
10.4*	First Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.				X
10.5*	Second Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.				X
10.6*	Third Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.				X
10.7*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.				X
10.8*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.				X
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X	**

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: November 12, 2009	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
4.1
Consent Regarding Creation of New International Holding Company dated as of September 29, 2009, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, N.A., as agent for lenders, and URS Corporation’s Guarantors.

10.1	Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of September 18, 2009.
10.2	First Amendment to the Restated Incentive Compensation Plan 2009 Plan Year Summary.
10.3	Revised Compensatory Arrangement For Reed N. Brimhall.
10.4	First Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.
10.5	Second Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.
10.6	Third Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.
10.7	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.
10.8	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.