Form 10-K
period 2010-01-01
URS CORP /NEW/
filed 2010-03-02
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2010
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

The aggregate market value of the common stock of the registrant held by non-affiliates on February 22, 2010 and July 3, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,889.0 million and $3,898.3 million, respectively, based upon the closing sales price of the registrant’s common stock on such dates as reported in the consolidated transaction reporting system.  On February 22, 2010, and July 3, 2009, there were 84,006,425 shares and 84,301,467 shares of the registrant’s common stock outstanding, respectively.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

URS CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services and other business trends; potential new project awards and other opportunities; future accounting policies and actuarial estimates; future backlog conversion; future income taxes; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future guarantees and contingencies; future capital expenditures and resources; our ability to create and maintain effective cost controls; future governmental approvals of our billing practices; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions; however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements: economic weakness and declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; employee, agent or partner misconduct; our ability to procure government contracts; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors’ and suppliers; customer payment defaults; our ability to recover on claims; availability of bonding and insurance; impact of contract types on earnings; the inherent dangers at our projects sites; impairment of our goodwill; environmental liabilities; liabilities for pending and future litigation; the impact of changes in laws and regulations; indemnifications; a decline in defense or federal spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; integration of acquisitions; impact of recent liquidity constraints upon us or upon our clients; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; third-party software risks; terrorist and natural disaster risks; our relationships with our labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 38, Risk Factors beginning on page 18, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

ITEM 1.  BUSINESS

Summary

URS is a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We have approximately 45,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.

We operate through three businesses:  Infrastructure & Environment, Federal Services and Energy & Construction.  Our Infrastructure & Environment business provides a wide range of program management, planning, design, engineering, construction and construction management, and operations and maintenance services to a variety of U.S. and international government agencies and departments, as well as to private sector clients.  Our Federal Services business provides program management, planning, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure services to U.S. federal government agencies, primarily the Departments of Defense (“DOD”) and Homeland Security (“DHS”).  Our Energy & Construction business provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to U.S. and international government agencies and departments, as well as to private sector clients.

Prior to January 1, 2010, our Infrastructure & Environment, Federal Services and Energy & Construction businesses were referred to as the URS, EG&G and Washington Divisions, respectively.  However, effective January 1, 2010, we rebranded our Divisions under the URS name to present a single brand in the marketplace to our clients.  In conjunction with this rebranding initiative, we renamed these businesses, as outlined above, for both internal communications and segment reporting purposes.  The renaming of these businesses did not affect our internal organization or reporting segments.  The Infrastructure & Environment, Federal Services and Energy & Construction names are designed to reflect the predominant focus of these businesses; however, these names are not intended to represent the full scope of the work performed or an exclusive ability to perform a particular type of work.  For example, both our Infrastructure & Environment and Energy & Construction businesses continue to provide services to the federal market sector within their respective operations.  Similarly, our Energy & Construction business continues to support infrastructure and mining projects.  None of our operations were realigned as part of the renaming of these businesses.  As a result of this rebranding initiative, in the fourth quarter of the 2009 fiscal year, we recorded a non-cash charge of $32.8 million for the write-down of the “Washington” trade name intangible asset and the adoption of a single URS brand.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted earnings per share (“EPS”) of $19.6 million and $0.24, respectively, for the year ended January 1, 2010.  There was no intangible asset related to the “EG&G” trade name that was impaired as a result of the rebranding initiative.

For information on our business by segment and geographic region, please refer to Note 15, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data,” which is included under Item 8 of this report and incorporated into this Item by reference.  For information on risks related to our business, segments and geographic regions, including risks related to foreign operations, please refer to Item 1A, “Risk Factors” of this report.

Clients, Market Sectors and Services

Through our network of offices across North America, Europe, Asia-Pacific and the Middle East, we provide services to a broad range of domestic and international clients, including U.S. federal government agencies, national governments of other countries, state and local government agencies both in the U.S. and in other countries, and private sector clients representing a broad range of industries.  See Note 15, “Segment and Related Information,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 for financial information regarding geographic areas.

Our expertise is focused in four market sectors:  power, infrastructure, federal, and industrial and commercial.  Within these markets, we offer a broad range of services, including program management; planning, design and engineering; systems engineering and technical assistance; construction and construction management; operations and maintenance; and decommissioning and closure.

The following chart and table illustrate the percentage of our revenues by market sector for the year ended January 1, 2010, and representative services we provide in each of these markets.
Market Sector	% of Revenues	Representative Services
Power	15%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance • Decommissioning and Closure
Infrastructure	18%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance
Federal	45%
• Program Management
• Planning, Design and Engineering
• Systems Engineering and Technical Assistance
• Construction and Construction Management
• Operations and Maintenance
• Decommissioning and Closure

Industrial & Commercial	22%	• Program Management • Planning, Design and Engineering • Construction and Construction Management • Operations and Maintenance • Decommissioning and Closure

Market Sectors

The following table summarizes the primary market sectors served by our three businesses for the year ended January 1, 2010.

Market Sector	Infrastructure & Environment	Federal Services	Energy & Construction
Power	✓	—	✓
Infrastructure	✓	—	✓
Federal	✓	✓	✓
Industrial & Commercial	✓	—	✓

✓	a primary market sector for the business.
—	not a primary market sector for the business.

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

Our project expertise in the power market sector encompasses services related to the following:

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

Our project expertise in the infrastructure market sector encompasses services related to the following:

•	Highways, interchanges, bridges, tunnels and toll road facilities;

•	Intelligent transportation systems, such as traffic management centers;

•	Airport terminals, hangars, cargo facilities and people movers;

•	Air traffic control towers, runways, taxiways and aircraft fueling systems;

•	Baggage handling, baggage screening and other airport security systems;

•	Light rail, subways, bus rapid transit systems, commuter/intercity railroads, heavy rail and high-speed rail systems;

•	Rail transportation structures, including terminals, stations, multimodal facilities, parking facilities, bridges and tunnels;

•	Piers, wharves, seawalls, recreational marinas and small craft harbors;

•	Container terminals, liquid and dry bulk terminals and storage facilities;

•	Water supply, storage, distribution and treatment systems;

•	Municipal wastewater treatment and sewer systems;

•	Levees, watershed and stormwater management, flood control systems and coastal restoration;

•	Education, judicial, correctional, healthcare, retail, sports and recreational facilities; and

•	Industrial, manufacturing, research and office facilities.

Federal

As a major contractor to the U.S. federal government and national governments of other countries, we serve a wide variety of government departments and agencies, including the DOD, DHS, Department of Energy (“DOE”), as well as the General Services Administration, the Environmental Protection Agency, the National Aeronautics and Space Administration and other federal agencies.  We also serve departments and agencies of other national governments, such as the United Kingdom (“U.K.”) Nuclear Decommissioning Authority.  Our services range from program management; planning, design and engineering; and systems engineering and technical assistance to construction and construction management; operations and maintenance; and decommissioning and closure.

We modernize weapons systems, refurbish military vehicles and aircraft, train pilots and manage military and other government installations.  We provide logistics support for military operations and help decommission former military bases for redevelopment.  In the area of global threat reduction, we support programs to eliminate nuclear, chemical and biological weapons, and we assist the DOE and other nuclear regulatory agencies outside the U.S. in the management of complex programs and facilities.

Our project expertise in the federal market sector encompasses the following:

•	Operation and maintenance of complex government installations, including military bases and test ranges;

•	Logistics support for government supply and distribution networks, including warehousing, packaging, delivery and traffic management;

•	Weapons system design, maintenance and modernization, including acquisition support for new defense systems, and engineering and technical assistance for the modernization of existing systems;

•	Maintenance planning to extend the service life of weapons systems and other military equipment;

•	Maintenance, modification and overhaul of military aircraft and ground vehicles;

•	Undergraduate and graduate-level training for military pilots of fixed-wing and rotary-wing aircraft;

•	Management and operations and maintenance services for complex DOE programs and facilities;

•	Deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear waste;

•	Safety analyses for high-hazard facilities and licensing for DOE sites;

•	Threat assessments of public facilities and the development of force protection and security systems;

•	Planning and conducting emergency preparedness exercises;

•	First responder training for the military and other government agencies;

•	Management and operations and maintenance of chemical agent and chemical weapon disposal facilities;

•	Installation of monitoring technology to detect the movement of nuclear and radiological materials across national borders;

•	Planning, design and construction of aircraft hangars, barracks, military hospitals and other government buildings; and

•	Environmental remediation and restoration for the redevelopment of military bases and other government installations.

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

Our project expertise in the industrial and commercial market sector encompasses services related to the following:

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

Representative Services

We provide program management; planning, design and engineering; systems engineering and technical assistance; construction and construction management; operations and maintenance; and decommissioning and closure services to U.S. federal government agencies, national governments of other countries, state and local government agencies both in the U.S. and overseas, and private sector clients representing a broad range of industries.  Although we are typically the prime contractor, in some cases, we provide services as a subcontractor or through joint ventures or partnership agreements with other service providers.

The following table summarizes the services provided by our Infrastructure & Environment, Federal Services, and Energy & Construction businesses for the year ended January 1, 2010.

Services	Infrastructure & Environment	Federal Services	Energy & Construction
Program Management	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓
Systems Engineering and Technical Assistance	—	✓	—
Construction and Construction Management	✓	✓	✓
Operations and Maintenance	✓	✓	✓
Decommissioning and Closure	✓	✓	✓

✓	the business provides the listed service.
—	the business does not provide the listed service.

Program Management.  We provide the technical and administrative services required to manage, coordinate and integrate the multiple and concurrent assignments that comprise a large program – from conception through completion.  For large military programs, which typically involve naval, ground, vessel and airborne platforms, our program management services include logistics planning, acquisition management, risk management of weapons systems, safety management and subcontractor management.  We also provide program management services for large capital improvement programs, which typically involve the oversight of a wide variety of activities ranging from planning, coordination, scheduling and cost control to design, construction and commissioning.

Planning, Design and Engineering.  The planning process is typically used to develop a blueprint or overall scheme for a project.  Based on the project requirements identified during the planning process, detailed engineering drawings and calculations are developed, which may include material specifications, construction cost estimates and schedules.  Our planning, design and engineering services include the following:

•	Master planning;

•	Land-use planning;

•	Transportation planning;

•	Technical and economic feasibility studies;

•	Environmental impact assessments;

•	Project development/design;

•	Permitting;

•	Quality assurance and validation;

•	Integrated safety management and analysis;

•	Alternative design analysis;

•	Conceptual and final design documents;

•	Technical specifications; and

•	Process engineering and design.

We provide planning, design and engineering services for the construction of new transportation projects and for the renovation and expansion of existing transportation infrastructure, including bridges, highways, roads, airports, mass transit systems and railroads, and ports and harbors.  We also plan and design many types of facilities, such as schools, courthouses and hospitals; power generation, industrial and commercial facilities; waste treatment and disposal facilities; water supply and conveyance systems and wastewater treatment plants; and corporate offices and retail outlets.  Our planning, design and engineering capabilities also support homeland security and global threat reduction programs; hazardous and radioactive waste clean-up activities at government sites and facilities; and environmental assessment, due diligence and permitting at government, commercial and industrial facilities.  We also provide planning, design and engineering support to U.S. federal government clients for major research and development projects, as well as for technology development and deployment.

Systems Engineering and Technical Assistance.  We provide a broad range of systems engineering and technical assistance to all branches of the U.S. military for the design and development of new weapons systems and the modernization of aging weapons systems.  We have the expertise to support a wide range of platforms including aircraft and helicopters, tracked and wheeled vehicles, ships and submarines, shelters and ground support equipment.  Representative systems engineering and technical assistance services include the following:

•	Defining operational requirements and developing specifications for new weapons systems;

•	Reviewing hardware and software design data; and

•	Developing engineering documentation for these systems.

We support a number of activities including technology insertion, system modification, installation of new systems/equipment, design of critical data packages, and configuration management.

Construction and Construction Management Services.  We provide construction contracting and construction management services for projects involving transportation, environmental and waste management, power generation and transmission, industrial and manufacturing facilities, water resources and wastewater treatment, government buildings and facilities, and mining projects.  As a contractor, we are responsible for the construction and completion of a project in accordance with its specifications and contracting terms.  In this capacity, we often manage the procurement of materials, equipment and supplies; directly supervise craft labor; and manage and coordinate subcontractors.  Our services typically include the following:

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

As a construction manager, we serve as the client’s representative to ensure compliance with design specifications and contract terms.  In performing these services, we may purchase equipment and materials on behalf of the client; monitor the progress, cost and quality of construction projects in process and oversee and coordinate the activities of construction contractors.  Our services typically include the following:

•	Contract administration;

•	Change order management;

•	Cost and schedule management;

•	Safety program and performance monitoring;

•	Inspection;

•	Quality control and quality assurance;

•	Document control; and

•	Claims and dispute resolution.

Operations and Maintenance.  We provide operations and maintenance services in support of large military installations and operations, and hazardous facilities, as well as for transportation systems, industrial and manufacturing facilities, and mining operations.  Our services include the following:

•	Management of military base logistics including overseeing the operation of government warehousing and distribution centers, as well as government property and asset management;

•	Maintenance, modification, overhaul and life service extension services for military vehicles, vessels and aircraft;

•	Management, maintenance and operation of chemical agent and chemical weapons disposal systems;

•	Comprehensive military flight training services;

•	Development and maintenance of high security systems;

•	Management of high-risk, technically complex chemical and nuclear processing facilities;

•	Integrated facilities and logistics management for industrial and manufacturing facilities;

•	Toll road, light rail and airport operations;

•	Operating mine and metal and mineral processing facilities; and

•	Other miscellaneous services such as staffing, repair, renovation, predictive and preventive maintenance, and health and safety services.

Decommissioning and Closure.  We provide decommissioning and closure services for nuclear power plants, nuclear research and test facilities, production sites and laboratories.  Many of these facilities have been highly contaminated and contain significant inventories of chemical and nuclear materials.  We also provide decommissioning and closure services for the DOD at chemical weapons depots and for military installations under the DOD’s Base Realignment and Closure (“BRAC”) program, as well as for industrial facilities and mining operations.  Our services include the following:

•	Planning, scoping surveys and cost estimating;

•	Due diligence and permitting;

•	Environmental remediation;

•	Hazardous chemical and nuclear waste stabilization treatment and disposition;

•	Construction/demolition management; and

•	Redevelopment and reuse.

Major Customers

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with the U.S. Army, our largest customer, which contributed 18% of our revenue for the year ended January 1, 2010.  The loss of the federal government or the U.S. Army, as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any single contract would not have a material adverse effect on our business.

For the purpose of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 45% of our revenue for the year ended January 1, 2010.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

Our revenues from the U.S. Army for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 are presented below:

	Year Ended
(In millions)	January 1, 2010	January 2, 2009	December 28, 2007 (1)
The U.S. Army (2)
Infrastructure & Environment	$145.0	$110.1	$111.5
Federal Services	1,403.1	1,407.1	835.8
Energy & Construction	117.3	121.8	15.3
Total U.S. Army	$1,665.4	$1,639.0	$962.6

(1)
For the year ended December 28, 2007, we included the results of operations for Energy & Construction for the six-week period beginning on November 16, 2007 through December 28, 2007 that immediately followed our acquisition of Washington Group International, Inc. (“WGI”).  Prior to the acquisition of WGI on November 15, 2007, the Energy & Construction reporting segment did not exist as part of our operations.  As such, the amounts for the year ended December 28, 2007 are not comparable to the results for the years ended January 2, 2009 and January 1, 2010.

(2)	The U.S. Army includes U.S. Army Corps of Engineers.

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

We believe that we are well positioned to compete in our markets because of our reputation, our cost effectiveness, our long-term client relationships, our extensive network of offices, our employee expertise, and our broad range of services.  In addition, as a result of our national and international network of offices and contract-specific job sites in more than 30 countries, we can offer our government and private sector clients localized knowledge and expertise that is backed by the support of our worldwide professional staff.

Our Infrastructure & Environment, Federal Services, and Energy & Construction businesses operate in similar competitive environments.  All three businesses compete based on performance, reputation, expertise, price, technology, customer relationships and range of service offerings.  In addition, our Infrastructure & Environment and Energy & Construction businesses compete through domestic and international office networks.  The competitors for each of our businesses are numerous, ranging from small private firms to multi-billion dollar companies.  The primary competitors of our Infrastructure & Environment business include AECOM Technology Corporation, CH2M HILL Companies, Ltd., Fluor Corporation, Jacobs Engineering Group Inc., Tetra Tech, Inc., and The Shaw Group Inc.  The primary competitors of our Federal Services business include Bechtel Corporation, Computer Sciences Corporation, DynCorp International LLC, ITT Corporation, KBR, Inc., L-3 Communications Corporation, Northrop Grumman Corporation, Parsons and Science Applications International Corporation.  The primary competitors of our Energy & Construction business include AMEC, Bechtel Corporation, Black & Veatch Corporation, CH2M HILL Companies, Ltd., EnergySolutions, Inc., Foster-Wheeler Corporation, Fluor Corporation, Granite Construction Company, Jacobs Engineering Group Inc., KBR, Inc., Kiewit Corporation, Skanska, The Babcock & Wilcox Company, The Shaw Group Inc and Worley Parsons, Ltd.

Book of Business

For the purpose of calculating our book of business, we determine the amounts of all contract awards that may potentially be recognized as revenues or equity in income of unconsolidated joint ventures over the life of the contracts.  We categorize our book of business into backlog, option years and indefinite delivery contracts (“IDCs”), based on the nature of the award and its current status.  Starting in the first quarter of 2009, we ceased reporting designations as part of our book of business.  Designations represented the monetary value of projects for which we have received a notice of award from our clients, but for which we do not yet have signed contracts or, where applicable, a notice to proceed.  As we have grown and our business mix has changed, designations have become a less useful tool for analyzing our overall business prospects.  For comparability purposes, we also adjusted our book of business as of January 2, 2009 to exclude designations.

As of January 1, 2010, our total book of business was $29.4 billion, a net increase of $0.3 billion, compared to $29.1 billion as of January 2, 2009.  The largest single addition to our book of business was a new performance-based, cost-plus award-fee contract awarded to us by the DOE in the first quarter of 2009.  This contract to provide liquid waste management services has a potential maximum contract value of approximately $3.3 billion over a six-year base performance period and includes an additional two-year extension option.  We included approximately $2.5 billion and $0.8 billion of the potential value of this contract in our backlog and option years, respectively, during the first quarter of 2009.  In addition to revenues and equity in income of unconsolidated joint ventures recognized in the ordinary course of business during the year ended January 1, 2010, the three largest individual reductions in our book of business were in backlog and consisted of $0.5 billion, which resulted from the sale of our equity investment in an incorporated mining venture in Germany – MIBRAG mbH (“MIBRAG”), and $0.5 billion, which resulted from the termination of two mining contracts.

Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues or equity in income of unconsolidated joint ventures when future services are performed.

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations differ significantly among our segments, although some overlap exists.  As a result, the amount of revenues that will be realized beyond one year also varies from segment to segment.  As of January 1, 2010, we estimated that approximately 67% of our total backlog would not be realized within one year based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate.

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

The following tables summarize our book of business:

	As of
(In billions)	January 1, 2010	January 2, 2009
Backlog by market sector:
Power	$1.3	$1.8
Infrastructure	2.6	2.3
Industrial and commercial	1.3	2.9
Federal	12.1	10.2
Total backlog	$17.3	$17.2

(In billions)	Infrastructure & Environment	Federal Services	Energy & Construction	Total
As of January 1, 2010
Backlog	$2.7	$7.2	$7.4	$17.3
Option years	0.4	2.1	2.5	5.0
Indefinite delivery contracts	4.3	1.6	1.2	7.1
Total book of business	$7.4	$10.9	$11.1	$29.4

As of January 2, 2009
Backlog	$2.8	$7.7	$6.7	$17.2
Option years	0.5	2.2	1.6	4.3
Indefinite delivery contracts	4.0	2.1	1.5	7.6
Total book of business (1)	$7.3	$12.0	$9.8	$29.1

(1)	We adjusted our book of business as of January 2, 2009 to exclude designations as we ceased reporting them within our book of business starting in the first quarter of 2009.

History

We were originally incorporated in California on May 1, 1957 under the former name of Broadview Research Corporation.  On May 18, 1976, we re-incorporated in Delaware under the name URS Corporation.  After several additional name changes, we re-adopted the name “URS Corporation” on February 21, 1990.

Regulations

We provide services for projects that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other government regulations and requirements.  Below is a summary of some of the regulations that impact our business.  For more information on risks associated with our government regulations, please refer to Item 1A, “Risk Factors,” of this report.

Environmental Regulations.  A portion of our business involves the planning, design, construction management and operation and maintenance of pollution control facilities, as well as the assessment, design and management of remediation activities at hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal governmental entities to destroy hazardous and radioactive materials, including chemical agents and weapons stockpiles.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

Some environmental laws including the Resource Conservation and Recovery Act of 1976, as amended, and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), as well as other governmental laws can impose liability for the entire cost of the clean-up of contaminated facilities or sites upon present and former owners and operators as well as generators, transporters and persons arranging for the treatment or disposal of such substances.  While we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist.  Humans exposed to these materials, including employees or subcontractors engaged in the transportation and disposal of hazardous materials, and persons in affected areas may be injured or become ill, resulting in lawsuits that expose us to liability and may result in substantial damage awards against us.  Liabilities for contamination or human exposure to hazardous or toxic materials or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities.

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

Government Procurement.  The services we provide to the U.S. federal government are subject to the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”), the Service Contract Act, DOD security regulations and other rules and regulations applicable to government contracts, each as amended.  These laws and regulations affect how we transact business with our government clients and in some instances, impose added costs to our business operations.  A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts.  Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

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

Sales and Marketing

Our Infrastructure & Environment business performs business development, sales and marketing activities primarily through our network of local offices around the world.  For large, market-specific projects requiring diverse technical capabilities, we utilize the company-wide resources of specific disciplines.  This often involves coordinating marketing efforts on a regional, national or global level.  Our Federal Services business performs business development, sales and marketing activities primarily through its management groups, which address specific markets, such as homeland security and defense systems.  In addition, our Federal Services business coordinates national marketing efforts on large projects, which often involve a multi-segment or multi-market scope.  Our Energy & Construction business conducts business development, sales and marketing activities at a market sector level.  For large complex projects, markets or clients that require broad-based capabilities, business development efforts are coordinated across our businesses.  Over the past year, our businesses have been successful in marketing their combined capabilities to win new work with clients in the various markets we serve.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues are typically lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours worked on projects and thus lesser revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to temporarily reduce activities.

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

Government Contracts

Generally, our government contracts are subject to renegotiation or termination of contracts or subcontracts at the discretion of the U.S. federal, state or local governments, and national governments of other countries.

Trade Secrets and Other Intellectual Property

We rely principally on trade secrets, confidentiality policies and other contractual arrangements to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable.

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

Employees

The number of our employees varies with the volume, type and scope of our operations at any given time.  As of January 29, 2010, we had approximately 45,000 employees, including temporary or part-time workers.  The Infrastructure & Environment, Federal Services, and Energy & Construction businesses employed approximately 17,000, 13,000, and 15,000 persons (including temporary and part-time workers), respectively.  At various times, we have employed up to several thousand workers on a temporary or part-time basis to meet our contractual obligations.  Approximately 14% of our employees are covered by collective bargaining agreements, which are subject to amendment on various dates ranging from March 2010 to October 2014, or by specific labor agreements, which expire upon completion of the relevant project.

Executive Officers of the Registrant

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer (“CEO”), President and Director since May 1989; Chairman of the Board since June 1989.	70
Thomas W. Bishop	Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002; Director of Operations for the Construction Services Division from 1999 to 2002.	63
Reed N. Brimhall	Chief Accounting Officer since May 2005; Vice President and Corporate Controller since May 2003; Senior Vice President and Controller of Washington Group International, Inc. from 1999 to 2003.	56
H. Thomas Hicks	Vice President and Chief Financial Officer (“CFO”) since March 2006; Vice President, Finance from September 2005 to March 2006; Managing Director of Investment Banking, Merrill Lynch from September 1997 to September 2005.	59
Gary V. Jandegian	President of the Infrastructure & Environment business and Vice President since July 2003; Senior Vice President of URS Greiner Woodward-Clyde, Inc. from 1998 to July 2003.	57
Susan B. Kilgannon	Vice President, Communications since October 1999.	51
Joseph Masters	Secretary since March 2006; General Counsel since July 1997; and Vice President since July 1994.	53
Randall A. Wotring	President of the Federal Services business and Vice President since November 2004; Vice President and General Manager of Engineering and Technology Services of the Federal Services business from August 2002 to November 2004.	53
Thomas H. Zarges	Vice President since March 2008; President of the Energy & Construction business since January 2008; Senior Executive Vice President Operations of the Energy & Construction business from November 2007 through January 2008; Senior Executive Vice President – Operations of Washington Group International, Inc. from October 2002 through November 2007.	61

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private sector spending.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, profits and our financial condition could deteriorate.

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private sector spending, which may result in clients delaying, curtailing or canceling proposed and existing projects.  In fiscal year 2009, our clients were affected by the weak economic conditions caused by the declines in the overall economy and constraints in the credit market.  As a result, some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, thus decreasing the overall demand for our services and adversely affecting our results of operations.  We experienced and expect to continue to experience delays or deferrals of existing and proposed projects.  For example, for the year ended January 1, 2010, we experienced a decline in our revenues compared to fiscal year 2008 and an overall slowdown in project awards.  In light of current macroeconomic conditions, we expect revenues from our power and industrial and commercial market sectors will continue to decline in 2010.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivables and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and IDCs.  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.  As of January 1, 2010, our book of business was estimated at approximately $29.4 billion, which included $17.3 billion of our backlog.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process and would be cancelled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

As a government contractor, we must comply with various laws and regulations and are subject to regular government audits; failure to comply with these laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as a government contractor.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 45% of our total revenues for the year ended January 1, 2010.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with FAR, the Truth in Negotiations Act, CAS, ARRA, the Services Contract Act and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

Employee, agent or partner misconduct or failure to comply with anti-bribery and other government laws and regulations could harm our reputation, reduce our revenues and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable government laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation.  Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations.  For example, the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  In addition, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited.

Our policies mandate compliance with these regulation and laws, and we take precautions to prevent and detect misconduct.  However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions.  As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents.  Failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenues and profits and subject us to criminal and civil enforcement actions.

Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Revenues from our federal market sector represented approximately 45% of our total revenues for the year ended January 1, 2010.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

If we are unable to accurately estimate and manage our costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.  Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achieving the applicable milestone.  As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of work prior to receipt of payment.  If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may encounter difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  For example, we may recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

•	the application of the percentage-of-completion method of revenue recognition on contracts, change orders and contract claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	impairment of goodwill and recoverability of other intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans and other employee benefit plans;

•	valuation of stock-based compensation expense; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

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

We may be required to pay liquidated damages if we fail to meet milestone requirements in our contracts.  For example, one of our construction projects gives the client the right to assess approximately $25 million if project milestones are not completed by pre-determined dates.  Failure to meet any of the milestone requirements could result in additional costs, and the amount of such additional costs could exceed the projected profits on the project.  These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a regular basis.

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability and financial penalties that could reduce our profits and revenues.

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform on a particular project.  For example, for the year ended January 1, 2010, our equity in income of unconsolidated joint ventures amounted to $100.9 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Our dependence on subcontractors and equipment and material providers could reduce our profits.

We rely on third-party subcontractors and equipment and material providers.  For example, we procure heavy equipment and construction materials as needed when performing large construction and contract mining projects.  To the extent that we cannot engage subcontractors or acquire equipment and materials at reasonable costs, our ability to complete a project in a timely fashion or at a profit may be impaired.  If the amount we are required to pay for these goods and services exceed our estimates, we could experience reduced profit or experience losses in the performance of these contracts.  In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price.  This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials are needed.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we may be unable to recover all working capital or equity investments.

Because of the nature of our contracts, at times we may commit resources to a client’s projects before receiving payments to cover our expenditures.  Sometimes, we incur and record expenditures for a client project before receiving any payment to cover our expenses.  In addition, we may make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing.  If a client project is unable to make its payments, we could incur losses including our working capital or equity investments.

The recent tightening of credit could increase this risk, as more clients may be unable to secure sufficient liquidity to pay their obligations.  If a client delays or defaults in making its payments on a project to which we have devoted significant resources, it could have an adverse effect on our financial position and cash flows.

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

Target-price and fixed-price contracts have increased due to our WGI acquisition as well as a shift away from cost-reimbursable contracts by some clients, thus increasing the volatility of our earnings.

Our WGI acquisition increased the number and size of our target-price and fixed-price contracts because  WGI has historically performed construction-related projects that are more likely to use fixed-price contracts.  In addition, the current administration has encouraged the federal government to increase the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative project losses of approximately $82 million as of January 1, 2010.  If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could have a material adverse impact on our business and earnings.

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

Construction and project sites are inherently dangerous workplaces.  Failure to maintain safe work sites could result in employee deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation.

Construction and maintenance sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  On many sites, we are responsible for safety and, accordingly, must implement safety procedures.  If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation.  As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our business, financial condition, and results of operations.

If our goodwill or intangible assets become impaired, then our profits will be reduced.

A decline in our stock price and market capitalization could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.6 billion as of January 1, 2010.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist.  Examples of such events are i) significant adverse changes in its market value, useful life, physical condition, or in the business climate that could affect its value; ii) a current-period operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and iii) a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We may be subject to substantial liabilities under environmental laws and regulations.

A portion of our environmental business involves the planning, design, program management, construction and construction management, and operation and maintenance of pollution control and nuclear facilities, hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under CERCLA and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of cleanup could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Our profits and revenues could suffer if we are involved in legal proceedings, investigations and disputes.

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 16, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program includes limits totaling $540.0 million per loss and in the aggregate for general liability; $220.0 million per loss and in the aggregate for professional errors and omissions liability; $140.0 million per loss for property; $100.0 million per loss for marine property and liability; and $100.0 million per loss and in the aggregate for contractor’s pollution liability (in addition to other policies for specific projects).  The general liability, professional errors and omissions liability, property, and contractor’s pollution liability limits are in excess of a self-insured retention of $10.0 million for each covered claim.  In addition, our insurance policies contain exclusions that insurance providers may use to deny us insurance coverage.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Some of our services are directly or indirectly impacted by changes in federal, state, local or foreign laws and regulations pertaining to the environmental, defense or infrastructure industries.  For example, passage of the Clean Air Mercury environmental rules increased demand for our emissions control services, and any repeal of these rules would have a negative impact on our revenues.  Proposed climate change and greenhouse gas regulations, if adopted, could impact the services we provide to our clients, including services related to fossil fuel and industrial projects.  Relaxation or repeal of laws and regulations, or changes in governmental policies regarding the environmental, defense or infrastructure industries could result in a decline in demand for our services, which could in turn negatively impact our revenues.

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

A decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

Revenues from our federal market sector represented 45% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 30% of our total revenues for the year ended January 1, 2010.  Past increases in spending authorization for defense-related or other federal programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

Our overall market share and profits will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. engineering design firms accounted only for approximately 40% of the total top 500 U.S. design firm revenues in 2008.  The top 20 U.S. contractors accounted for approximately 41% of the total top 400 U.S. contractors’ revenues in 2008, as reported by the Engineering News-Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

As a professional and technical services company, we are labor intensive, and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success.  From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients.  For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels.  We may occasionally enter into contracts before we have hired or retained appropriate staffing for that project.  In addition, we rely heavily upon the expertise and leadership of our senior management.  If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire and integrate new employees.  In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

We may be required to contribute cash to meet our underfunded benefit obligations in our employee retirement plans.

We have various employee retirement plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of January 1, 2010, our defined benefit pension and post-retirement benefit plans were underfunded by $180.4 million.  In the future, our retirement plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Our inability to successfully integrate acquisitions could impede us from realizing all of the benefits of the acquisition, which could severely weaken our results of operations.

Historically, we have used acquisitions as one way to expand our business.  Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could seriously harm our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

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

Our outstanding indebtedness could adversely affect our liquidity, cash flows and financial condition.

As of January 1, 2010, our outstanding balance under the Senior Secured Credit Facility (“2007 Credit Facility”) was $775.0 million.  We have prepaid scheduled principal payments on the 2007 Credit Facility until December 2011.  This level of debt might:

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect our ability to obtain surety bonds;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate initiatives; and

•	limit our ability to apply proceeds from an asset sale to purposes other than the servicing and repayment of debt.

Our access to credit markets may be limited if we require an increased level of debt.

If we were required to access the corporate debt markets, we cannot be assured that we would be able to finance the required amount in full or at a rate and on terms that are favorable to us.  Currently, the debt markets are highly volatile, and success can depend on exogenous variables that impact the overall credit markets, regardless of our inherent qualifications to secure financing.

We may not be able to generate or borrow enough cash to service our indebtedness, which could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

We rely primarily on our ability to generate cash from operations to service our indebtedness in the future.  If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing.  If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances.  Our 2007 Credit Facility limits our ability to sell assets and also restricts our use of the proceeds from any such sale.  If we default on our debt obligations, our lenders could require immediate repayment of our entire outstanding debt.  If our lenders require immediate repayment on the entire principal amount, we will not be able to repay them in full, and our inability to meet our debt obligations could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

Because we are a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.

We have no direct operations and no significant assets other than investments in the stock of our subsidiaries.  Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations.  Legal restrictions, including state and local tax regulations and other contractual obligations could restrict or impair our subsidiaries’ ability to pay dividends or make loans or other distributions to us.  The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.

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

As a multinational company, we have operations in more than 30 countries and we derived 9% of our revenues from international operations for the year ended January 1, 2010.  International business is subject to a variety of risks, including:

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

o
Foreign Corrupt Practices Act:  Practices in the local business community outside the U.S. might not conform to international business standards and could violate anticorruption regulations, including the United States Foreign Corrupt Practices Act, which prohibits giving or offering to give anything of value with the intent to influence the awarding of government contracts; and

o
Export Control Regulations:  To the extent that we export products, technical data and services outside the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury; and

o
Corporate Manslaughter and Corporate Homicide Act:  In the U.K., companies can be found guilty of corporate manslaughter as a result of serious management failures resulting in a gross breach of a duty of care.

International risks and violations of international regulations may significantly reduce our profits and revenues and subject us to criminal or civil enforcement actions, including fines, suspensions or disqualification from future U.S. federal procurement contracting.  Although we have policies and procedures to monitor legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements.  As a result, our international risk exposure may be more or less than the percentage of revenues attributed to our international operations.

Our international operations may require our employees to travel to and work in high security risk countries, which may result in employee death or injury, repatriation costs or other unforeseen costs.

As a multinational company, some of our employees often travel to and work in high security risk countries around the world that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity, acts of terrorism, or public health crises.  For example, we have employees working in high security risk countries located in the Middle East and Southwest Asia.  As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems.  As a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense as well as disrupt the management of our business operations.

We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems.  For example, we relied on one software vendor’s products to process a majority of our total revenues for the year ended January 1, 2010.  We also depend on our software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case, we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

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

As of January 29, 2010, approximately 14% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

We have a limited ability to protect our intellectual property rights, which are important to our success.  Our failure to protect our intellectual property rights could adversely affect our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property.  We rely principally on a combination of trade secrets, confidentiality policies and other contractual arrangements to protect much of our intellectual property.  Trade secrets are generally difficult to protect.  Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information.  In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights.  Failure to obtain or maintain our intellectual property rights would adversely affect our competitive business position.  In addition, if we are unable to prevent third parties from infringing or misappropriating our intellectual property, our competitive position could be adversely affected.

Delaware law and our charter documents may impede or discourage a merger, takeover or other business combination even if the business combination would have been in the best interests of our stockholders.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders.  In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened.  Our incorporation under Delaware law, the ability of our Board of Directors to create and issue a new series of preferred stock and provisions in our certificate of incorporation and bylaws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of January 1, 2010, we had approximately 505 facility leases in locations throughout the world.  The lease terms range from a minimum of month-to-month to a maximum of 28 years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements.  Our significant lease agreements expire at various dates through the year 2022.  We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.  The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Property Location	Reporting Segment
Austin, TX	Infrastructure & Environment
Boise, ID	Energy & Construction
Denver, CO	Energy & Construction/Infrastructure & Environment
Gaithersburg, MD	Infrastructure & Environment
Kuwait	Federal Services
New York, NY	Infrastructure & Environment
Princeton, NJ	Energy & Construction
San Francisco, CA	Corporate, Infrastructure & Environment
Seattle, WA	Infrastructure & Environment
Tampa, FL	Infrastructure & Environment

ITEM 3.  LEGAL PROCEEDINGS

Various legal proceedings are pending against us and our affiliates.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 16, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of our legal proceedings, the discussion of which is incorporated into this item by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the NYSE under the symbol “URS.”  As of February 22, 2010, we had approximately 3,300 stockholders of record.  The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	2009		2008
Sale Price per Share	Low	High	Low	High
First Quarter	$28.00	$43.65	$31.95	$54.33
Second Quarter	$39.75	$52.45	$32.69	$48.96
Third Quarter	$41.32	$51.00	$36.89	$48.37
Fourth Quarter	$38.12	$45.75	$20.78	$41.82

We have not paid cash dividends since 1986, and at the present time, we do not anticipate paying dividends on our outstanding common stock in the near future.  In addition, we are precluded by provisions in our 2007 Credit Facility from paying cash dividends on our outstanding common stock until our Consolidated Leverage Ratio is equal to or less than 1.00:1.00.  Please refer to Note 9, “Indebtedness” and Note 14, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common stock during the fourth quarter of 2009.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)
October 3, 2009 – October 30, 2009	22	$41.46	—
October 31, 2009 – November 27, 2009	—	$—	—
November 28, 2009 – January 1, 2010	47	$42.98	—	2,724
Total	69		—	2,724

(1)
All purchases were made pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our stock incentive plans and Employee Stock Purchase Plan for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  On February 26, 2010, the Board of Directors approved to extend the stock repurchase period from January 2, 2010 through December 28, 2012.  Pursuant to our 2007 Credit Facility, we are subject to covenants that will limit our ability to repurchase our common stock.  However, we amended our 2007 Credit Facility on June 19, 2008 so that we are allowed to repurchase up to one million shares of common stock annually if we maintain various designated financial criteria.  We did not make any repurchases during the three months ended January 1, 2010.  For the year ended January 1, 2010, we repurchased an aggregate of one million shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from our consolidated financial statements.  You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

(In millions, except per share data)	Year Ended January 1, 2010 (1)	Year Ended January 2, 2009 (1)	Year Ended December 28, 2007 (1,2)	Year Ended December 29, 2006 (1)	Year Ended December 30, 2005 (1)
Income Statement Data:
Revenues	$9,249.1	$10,086.3	$5,383.0	$4,222.9	$3,890.3
Cost of revenues (3)	(8,772.4)	(9,608.8)	(5,095.2)	(3,978.1)	(3,660.5)
Impairment of an intangible asset (4)	(32.8)	—	—	—	—
General and administrative expenses (3,5,6)	(75.8)	(78.7)	(56.5)	(43.3)	(82.7)
Equity in income of unconsolidated joint ventures	100.9	106.3	31.5	17.3	27.3
Operating income	469.0	505.1	262.8	218.8	174.4
Other income, net (7)	47.9	—	—	—	—
Net income attributable to URS (8)	269.1	219.8	132.2	113.0	82.5

Earnings per share:
Basic (9)	$3.31	$2.61	$2.33	$2.19	$1.75
Diluted (9)	$3.29	$2.59	$2.30	$2.15	$1.71

Balance Sheet Data (As of the end of period):
Total assets	$6,904.4	$7,001.2	$6,930.0	$2,581.0	$2,469.4
Total long-term debt	$689.7	$1,091.5	$1,288.8	$149.5	$297.9
Total URS stockholders’ equity (6,10,11)	$3,905.8	$3,624.6	$3,478.6	$1,506.7	$1,344.5
Total noncontrolling interests (8)	$44.7	$31.1	$25.1	$3.5	$—
Total stockholders’ equity (8)	$3,950.5	$3,655.8	$3,503.7	$1,510.2	$1,344.5

(1)	Our fiscal year is the 52/53-week period ending on the Friday closest to December 31. Our fiscal year ended January 2, 2009 contained 53 weeks.

(2)
In November 2007, we acquired WGI, resulting in the inclusion of WGI’s results of operations for the six-week period from November 16, 2007, the effective date of the acquisition for financial reporting purposes, through December 28, 2007, in our 2007 results of operations and cash flows.  The fair value of the acquired net assets of WGI was included in our Consolidated Balance Sheet as of December 28, 2007.

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

(3)
Costs of revenues and general and administrative expenses for fiscal years 2009, 2008, and 2007 included stock-based compensation expense of $41.2 million, $30.3 million, and $25.1 million, respectively.  There was no stock-based compensation expense related to employee stock options and employee stock purchases prior to 2006 as permitted under the then applicable accounting guidance.

(4)
For the year ended January 1, 2010, we recorded a $32.8 million charge for the impairment of our intangible asset related to the “Washington” trade name.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $19.6 million and $0.24, respectively, for the year ended January 1, 2010.  See further discussion in Note 8, “Goodwill and Intangible Assets” to our “Consolidated Financial Statements” included under Item 8 of this annual report.

(5)
General and administrative expenses included charges of $2.9 million, $0.2 million and $33.1 million for costs incurred to extinguish our debt during the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

(6)
On December 30, 2006, the beginning of our 2007 fiscal year, we adopted new accounting guidance on tax contingencies.  As of December 30, 2006, we had $20.1 million of unrecognized tax benefits.  The cumulative effect of the adoption of this guidance was a reduction in retained earnings of $4.3 million.  For the years ended January 1, 2010, January 2, 2009 and December 28, 2007, we recognized $0.5 million, $1.6 million and $0.6 million, respectively, of accrued interest and penalties related to unrecognized tax benefits.  Accrued interest is included as interest expense and penalties are included as income tax expense in our consolidated financial statements.

(7)
During fiscal year 2009, we recorded $47.9 million of other income, net, consisting of a $75.6 million gain associated with the sale of our equity investment in MIBRAG, net of $5.2 million of sale-related costs.  This gain was partially offset by a $27.7 million loss on the settlement of a foreign currency forward contract during the fiscal year 2009, which primarily hedged our net investment in MIBRAG.  On a net, after-tax basis, these two transactions resulted in increases to net income and diluted EPS of $30.6 million and $0.37, respectively, for the year ended January 1, 2010.  For further discussion, see Note 5, “Investments in and Advances to Joint Ventures” and Note 9, “Indebtedness” to our “Consolidated Financial Statements” included under Item 8 of this annual report.

(8)
On January 3, 2009, the beginning of our 2009 fiscal year, we adopted new accounting guidance on the disclosure of noncontrolling interests on consolidated financial statements.  This guidance requires us to present noncontrolling interests separately in our Consolidated Statements of Operations.  Under the new presentation, net income attributable to URS in our Consolidated Statements of Operations excludes the noncontrolling interests in income of consolidated subsidiaries, net of tax.  In addition, this guidance requires us to present noncontrolling interests, which were previously characterized as minority interests, as a component of our total stockholders’ equity.  Prior years’ balances have been retroactively revised for comparability.

(9)
On January 3, 2009, the beginning of our 2009 fiscal year, we adopted new accounting guidance on share-based payment awards.  This guidance defines share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting as participating securities.  These share-based payments are considered in the earnings allocation in computing EPS under the two-class method.  Because this guidance requires retrospective application, our EPS was revised to reflect the impact on years prior to fiscal year 2009.

	Year Ended January 2, 2009	Year Ended December 28, 2007	Year Ended December 29, 2006	Year Ended December 30, 2005
Earnings per share:
Basic (as reported)	$2.68	$2.39	$2.23	$1.76
Basic (as revised)	$2.61	$2.33	$2.19	$1.75

Diluted (as reported)	$2.66	$2.35	$2.19	$1.72
Diluted (as revised)	$2.59	$2.30	$2.15	$1.71

(10)
Stockholders’ equity for 2006 included the incremental effect of applying and the effects of adopting new accounting guidance on retirement benefits.  During fiscal year 2006, we adopted this guidance and recognized additional pension liabilities of approximately $4.4 million.  We also reduced our stockholders’ equity by approximately $4.4 million on an after-tax basis.

(11)
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

We generate revenues by providing fee-based professional and technical services and by executing construction and mining contracts.  As a result, our professional and technical services are primarily labor intensive and our construction and mining projects are labor and capital intensive.  To derive income from our revenues, we must effectively manage our costs.  We provide services through three businesses:  Infrastructure & Environment, Federal Services and Energy & Construction.

Our revenues are dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, execute existing contracts and maintain existing client relationships.  Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

Our cost of revenues is comprised of the compensation we pay to our employees, including fringe benefits; the cost of subcontractors, construction materials and other project-related expenses; as well as segment administrative, marketing, sales, bid and proposal, rental and other overhead costs.

We report our financial results on a consolidated basis and for our three reporting segments:  the Infrastructure & Environment business, the Federal Services business and the Energy & Construction business.  In addition, for the purposes of reporting and analyzing our results, we redefined our key market sectors effective with the beginning of our 2008 fiscal year as follows: the power sector, the infrastructure sector, the federal sector, and the industrial and commercial sector.

OVERVIEW AND BUSINESS TRENDS

Fiscal Year 2009 Results

Consolidated revenues for the year ended January 1, 2010 were $9.2 billion compared with $10.1 billion for the year ended January 2, 2009, a decrease of 8.3%.  Net income attributable to URS increased 22.4% from $219.8 million for the year ended January 2, 2009 to $269.1 million for the year ended January 1, 2010 primarily due to the net gain on the sale of our equity investment in MIBRAG, and reductions in overhead costs, interest expense and our effective income tax rate, partially offset by a charge for the impairment of an intangible asset.

Cash Flows and Debt

During the year ended January 1, 2010, we generated $651.6 million in net cash from operations.  (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)  Cash flows from operations increased $277.4 million for fiscal year 2009 compared with fiscal year 2008.  This increase was primarily due to decreases in receivables, partially offset by decreases in payables.  Receivables decreased as a result of the decline in revenues from various completed, delayed, or cancelled projects and the timing of payments from clients on accounts receivable.  In addition to the impact of various completed, delayed, or cancelled projects on payables, the timing of payments to vendors and subcontractors, and the timing of payroll payments relative to our fiscal year-ends also impacted payables.  Decreases in income tax and interest payments further contributed to the increase in operating cash flows.

On June 10, 2009, we completed the sale of our equity investment in MIBRAG and received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale and incurred sale-related costs of $5.2 million.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG, at a loss of $27.7 million.  For the year ended January 1, 2010, we used $57.0 million and $30.0 million of the net proceeds from the sale to pay down debt and to invest in bank certificates of deposits as short-term investments, respectively, with the remaining $167.9 million held in cash.

During the third quarter of our 2009 fiscal year, a mining contract located in Bolivia was terminated at our former client’s discretion and we received $47.4 million primarily related to the sale of the mining equipment and other related assets associated with this contract.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) decreased from 23% at January 2, 2009 to 17% at January 1, 2010.

Business Trends

Given the recent turmoil in global financial markets and the current economic uncertainty, it is difficult to predict the impact of the continuing global recession on our business.  In fiscal 2009, we experienced a moderate decline in revenues, as well as a slowdown in new project awards, compared to our 2008 fiscal year, and we are continuing to monitor the situation carefully to determine the potential impact on our business during our 2010 fiscal year.  However, the continuing global uncertainty and challenging economic conditions may impair our ability to forecast business trends accurately.  The challenging economic environment also could potentially lead to the delay, curtailment or cancellation of proposed and existing projects, thus decreasing the overall demand for our services and adversely impacting our results of operations and weakening our financial condition.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Item 1A, “Risk Factors,” of this report, which begins on page 18.

Power

Revenues in our power market sector declined during the 2009 fiscal year and we expect revenues to continue to decline in the power sector during our 2010 fiscal year, primarily due to the timing of new emissions control projects and the delay of some projects resulting from the economic downturn.  The Clean Air Interstate Rule (the “Rule”) mandates a 45% reduction in sulfur dioxide emissions below 2003 levels by 2010 and, at full implementation, a 73% reduction below 2003 levels by 2015.  The Rule and other environmental regulations have driven demand for the emissions control services we provide.  However, many of our clients have completed or are in the final phases of projects that will enable them to meet mandates established by the Rule’s 2010 deadline.  As these projects are completed, we have experienced a delay before our clients move forward with additional projects that will allow them to meet the Rule’s 2015 deadline for additional emissions mandates.  In addition, as a result of the economic downturn and weaker demand for electricity, we expect to continue to experience the deferral of large capital improvement projects.

At the same time, partially offsetting this anticipated decline, we expect sustained demand for engineering and construction services related to the development of new natural gas-fired power plants because these facilities produce fewer emissions than coal-fired power plants.  In addition, the ready supply and relatively low cost of natural gas make these facilities more cost effective to operate.  We also expect continued demand for the services we provide to increase generating capacity and efficiency at existing nuclear facilities.  The Nuclear Regulatory Commission currently is reviewing nine applications to upgrade existing nuclear power plants, and the Commission expects to receive additional applications over the next few years.  In addition, the current Administration has proposed increasing the size of the DOE’s nuclear loan guarantee program to approximately $54 billion to support the development of new nuclear generating facilities.

Infrastructure

Revenues in our infrastructure market declined moderately during fiscal year 2009; however, given the need to rebuild and modernize aging infrastructure and the diversity of funding sources for infrastructure programs, we expect revenues to grow in fiscal year 2010.  As a result of the current economic downturn, many state and local governments are experiencing reductions in tax revenues and large budget deficits.  In order to close budget gaps, many states have reduced spending, including funding for key infrastructure programs, which has resulted in the delay, curtailment or cancellation of some infrastructure projects.  At the same time, an increasing portion of our infrastructure work is being funded from other sources, such as bond measures, federal matching grants and dedicated tax measures.  In 2009, new bond sales were $250 billion, a 20% increase over the previous year, in large part due to the success of the Build America Bonds program.  We expect that bonds sold under this program will be used by states and municipalities to fund a variety of transportation, education and public facilities projects.

Although ARRA funding for the types of large-scale surface transportation projects we support were not awarded as quickly as expected during the 2009 fiscal year, the pace at which these projects are moving forward has accelerated, which we anticipate will increase demand for the types of engineering and construction services we provide.  In addition, with a total of $8 billion in stimulus funding awarded in January 2010 to expand high-speed rail and passenger rail programs, the ARRA is creating increased opportunities in mass transit.

Federal

Revenues from our federal government clients increased during 2009, and we expect revenues in this market sector to continue to grow in the 2010 fiscal year based on the diversification of our federal business, steady demand for outsourced services from the DOD and DOE, and stable funding for the type of work we perform.  The $636 billion DOD budget for fiscal 2010 contains funding for a broad range of programs we support, including operations and maintenance; research, development, test and evaluation; chemical demilitarization; and the Military Transformation Initiative.  In addition, the President submitted a $33 billion supplemental funding request in February to support the deployment of an additional 30,000 troops to Afghanistan this year, which should result in increased demand for the types of repair, maintenance and modification work we perform under long-term DOD contracts.  The DOD recently submitted a $708 billion budget request for fiscal 2011, which begins October 1.  The proposal consists of a $549 billion baseline budget and $159 billion in funding to support overseas contingency operations in the Middle East.  This funding includes $14 billion for the Military Construction program, which we are well positioned to support through our major indefinite quantity contracts with all branches of the military.

In addition, Congress has approved the DOE’s fiscal 2010 budget, which contains approximately $17 billion in funding for the DOE programs we support involving the remediation and disposal of radioactive waste and the operation of DOE facilities.  We also expect to continue to benefit from our success in capturing new work from the $6 billion in ARRA funding to accelerate environmental management and restoration programs at nuclear weapons production and testing facilities.  Finally, the current administration’s proposed DOE budget for 2011 would increase funding for the DOE programs we support to $18 billion.

Industrial and Commercial

Revenues from our industrial and commercial sector declined in fiscal year 2009, and we expect revenues from this sector to continue to decline in fiscal 2010.  The economic downturn, tightened credit markets and the changes in commodity prices have resulted in reductions in capital spending for the development of new production facilities, particularly among clients in the oil and gas and manufacturing industries.  As a result, we have experienced and expect to continue to experience delays in new capital projects for which we typically provide engineering, procurement and construction services.  In addition, as a result of the decline in the prices of metals and mineral resources in 2008, many of our mining clients have curtailed mining activities and, in some cases, closed mines.

For the 2010 fiscal year, we expect the number of large-scale capital improvement projects and growth opportunities will decline as our industrial and commercial clients continue to recover from the economic downturn.  At the same time, there are several positive trends emerging in this market sector.  If the economy continues to improve, we expect demand to increase for facilities management services as manufacturing clients restart dormant facilities and increase production levels.  We also anticipate increased demand for the types of planning and environmental services we provide to our oil and gas clients as they begin planning for new and previously suspended projects, which they may decide to pursue to the extent that economic conditions and capital budgets improve.  In addition, as the prices of metals and mineral resources stabilize, we expect demand to increase for the services we provide to our mining clients.

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we are experiencing an increase in the number of fixed-price contracts, particularly among clients in the federal sector.  The increase in fixed-price contracting creates both additional risks and opportunities for achieving higher margins or losses on these contracts.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

The WGI acquisition increased the magnitude of our equity in the income of our unconsolidated joint ventures.  We recognize our portion of the income from our unconsolidated joint ventures using the equity method; therefore our share of the joint venture’s revenues are not included in our consolidated revenues; however, equity in income of unconsolidated joint ventures is a component of operating income and represents a larger percentage of our operating income since the WGI acquisition.

We cannot determine if proposed climate change and greenhouse gas regulations would materially impact our business or our clients’ businesses at this time, however, any new regulations could impact the demand for the services we provide to our clients.  For example, we could see reduced client demand for our services related to fossil fuel and industrial projects, and increased demand for environmental, infrastructure and nuclear and alternative energy related services.

Results of Operations

The Year Ended January 1, 2010 Compared with the Year Ended January 2, 2009

Consolidated

	Year Ended
(In millions, except percentages and per share amounts)	January 1, 2010	January 2, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$9,249.1	$10,086.3	$(837.2)	(8.3%)
Cost of revenues	(8,772.4)	(9,608.8)	(836.4)	(8.7%)
Impairment of an intangible asset	(32.8)	—	32.8	N/M
General and administrative expenses	(75.8)	(78.7)	(2.9)	(3.7%)
Equity in income of unconsolidated joint ventures	100.9	106.3	(5.4)	(5.1%)
Operating income	469.0	505.1	(36.1)	(7.1%)
Interest expense	(48.4)	(90.7)	(42.3)	(46.6%)
Other income, net	47.9	—	47.9	N/M
Income before income taxes	468.5	414.4	54.1	13.1%
Income tax expense	(177.6)	(172.8)	4.8	2.8%
Net Income	290.9	241.6	49.3	20.4%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(21.8)	(21.8)	—	—
Net income attributable to URS	$269.1	$219.8	$49.3	22.4%

Diluted earnings per share (1)	$3.29	$2.59	$0.70	27.0%

N/M = Not meaningful

(1)
On January 3, 2009, the beginning of our 2009 fiscal year, we adopted new accounting guidance on share-based payment awards.  Because this guidance requires retrospective application, we revised our EPS for the year ended January 2, 2009 to reflect the impact of this guidance.

The following table presents our consolidated revenues by market sector and reporting segment for the years ended January 1, 2010 and January 2, 2009.

	Year Ended
(In millions, except percentages)	January 1, 2010	January 2, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
Infrastructure & Environment	$144.2	$246.0	$(101.8)	(41.4%)
Federal Services	—	—	—	—
Energy & Construction	1,248.0	1,616.1	(368.1)	(22.8%)
Power Total	1,392.2	1,862.1	(469.9)	(25.2%)
Infrastructure sector
Infrastructure & Environment	1,400.4	1,419.8	(19.4)	(1.4%)
Federal Services	—	—	—	—
Energy & Construction	262.8	335.5	(72.7)	(21.7%)
Infrastructure Total	1,663.2	1,755.3	(92.1)	(5.2%)
Federal sector
Infrastructure & Environment	675.7	602.8	72.9	12.1%
Federal Services	2,558.1	2,413.9	144.2	6.0%
Energy & Construction	907.0	540.8	366.2	67.7%
Federal Total	4,140.8	3,557.5	583.3	16.4%
Industrial and commercial sector
Infrastructure & Environment	901.0	1,104.3	(203.3)	(18.4%)
Federal Services	—	—	—	—
Energy & Construction	1,151.9	1,807.1	(655.2)	(36.3%)
Industrial and Commercial Total	2,052.9	2,911.4	(858.5)	(29.5%)
Total revenues, net of eliminations	$9,249.1	$10,086.3	$(837.2)	(8.3%)

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	Impairment of an Intangible Asset	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income (Loss)
Year ended January 1, 2010
Infrastructure & Environment	$3,170.4	$(2,920.9)	$—	$—	$6.2	$255.7
Federal Services	2,561.3	(2,420.0)	(3.8)	—	5.7	143.2
Energy & Construction	3,583.9	(3,498.0)	(29.0)	—	89.0	145.9
Eliminations	(66.5)	66.5	—	—	—	—
Corporate	—	—	—	(75.8)	—	(75.8)
Total	$9,249.1	$(8,772.4)	$(32.8)	$(75.8)	$100.9	$469.0

Year ended January 2, 2009
Infrastructure & Environment	$3,395.6	$(3,164.7)	$—	$—	$11.8	$242.7
Federal Services	2,415.7	(2,292.9)	—	—	7.3	130.1
Energy & Construction	4,328.9	(4,205.1)	—	—	87.2	211.0
Eliminations	(53.9)	53.9	—	—	—	—
Corporate	—	—	—	(78.7)	—	(78.7)
Total	$10,086.3	$(9,608.8)	$—	$(78.7)	$106.3	$505.1

Increase (decrease) for the year ended January 1, 2010 vs. the year ended January 2, 2009
Infrastructure & Environment	$(225.2)	$(243.8)	$—	$—	$(5.6)	$13.0
Federal Services	145.6	127.1	3.8	—	(1.6)	13.1
Energy & Construction	(745.0)	(707.1)	29.0	—	1.8	(65.1)
Eliminations	(12.6)	(12.6)	—	—	—	—
Corporate	—	—	—	(2.9)	—	2.9
Total	$(837.2)	$(836.4)	$32.8	$(2.9)	$(5.4)	$(36.1)

Percentage increase (decrease) for the year ended January 1, 2010 vs. the year ended January 2, 2009
Infrastructure & Environment	(6.6%)	(7.7%)	—	—	(47.5%)	5.4%
Federal Services	6.0%	5.5%	N/M	—	(21.9%)	10.1%
Energy & Construction	(17.2%)	(16.8%)	N/M	—	2.1%	(30.9%)
Eliminations	23.4%	23.4%	—	—	—	—
Corporate	—	—	—	(3.7%)	—	(3.7%)
Total	(8.3%)	(8.7%)	—	(3.7%)	(5.1%)	(7.1%)

N/M = Not meaningful

Revenues

Our consolidated revenues for the year ended January 1, 2010 were $9.2 billion, a decrease of $837.2 million or 8.3% compared with the year ended January 2, 2009.  Revenues from our Infrastructure & Environment business for the year ended January 1, 2010 were $3.2 billion, a decrease of $225.2 million or 6.6% compared with the year ended January 2, 2009.  Revenues from our Federal Services business for the year ended January 1, 2010 were $2.6 billion, an increase of $145.6 million or 6.0% compared with the year ended January 2, 2009.  Revenues from our Energy & Construction business for the year ended January 1, 2010 were $3.6 billion, a decrease of $745.0 billion or 17.2% compared with the year ended January 2, 2009.

The revenues reported above for each of our businesses are presented prior to the elimination of inter-segment transactions.  Our analysis of these changes in revenues is set forth below.

Power

Consolidated revenues from our power market sector were $1.4 billion, a decrease of $469.9 million or 25.2% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  The decline in revenues in the power sector reflects the completion of several major emissions control projects that experienced high levels of activity and generated significant revenues during the 2008 fiscal year.  Projects of this type, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions, are driven by the timing of regulatory mandates to reduce emissions, such as the Clean Air Interstate Rule.  Many of our clients have completed, or will soon complete, projects to meet a 2010 deadline for emissions reductions.  We have experienced a delay in the start-up of new projects to meet the Rule’s 2015 deadline for additional reductions.  In addition, as a result of the economic downturn, some of our power clients have deferred or cancelled large capital improvement projects.  The impact of these factors was partially offset by strong demand for engineering and construction services we provide to develop new natural gas-fired power plants and to increase generating capacity and efficiency at both nuclear and fossil fuel power facilities.  We also benefited from strong demand to upgrade transmission and distribution systems to improve reliability and support the delivery of renewable energy.

The Infrastructure & Environment business’ revenues from our power market sector were $144.2 million, a decrease of $101.8 million or 41.4% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  The decrease in power revenues for the Infrastructure & Environment business was related to the completion of several large emissions control projects that had higher levels of activities during the 2008 fiscal year.  Additionally, as we win new emissions control work, these projects are typically being performed by our Energy & Construction business.  This decline in revenues from emissions control work was partially offset by steady demand for the engineering and environmental services provided by the Infrastructure & Environment business to expand and modernize power transmission and distribution facilities.

The Energy & Construction business’ revenues from our power market sector were $1.2 billion, a decrease of $368.1 million or 22.8% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  The decrease was primarily due to the completion of several major projects involving retrofitting coal-fired power plants with clean air technologies and a project to construct a uranium enrichment facility.  The completion of these projects resulted in a $695.5 million decline in revenues compared with the same period in fiscal 2008.  The impact of these factors was partially offset by an increase in revenues of $291.6 million from new and continuing projects to provide engineering and construction services for the expansion of generating capacity at existing fossil fuel power plants and the development of new facilities, particularly natural gas-fired power plants.  In addition, we experienced an increase in revenues of $21.6 million from ongoing projects to provide engineering and maintenance services at nuclear power generating facilities.

Infrastructure

Consolidated revenues from our infrastructure market sector were $1.7 billion, a decrease of $92.1 million or 5.2% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  The decrease in revenues from our infrastructure market sector was primarily the result of the timing of work on several major infrastructure projects, which generated significant revenues during our 2008 fiscal year.  These projects were largely completed during fiscal 2008 and did not generate significant revenues during our 2009 fiscal year.  In addition, the current economic downturn has, in some cases, led to reduced spending by state and local governments on infrastructure programs, and ARRA funding for the types of projects we support has not been awarded as quickly as expected.  As a result, we experienced a decline in revenues from surface transportation projects.  By contrast, we continued to benefit from strong demand for the services we provide to expand and modernize airports and rail/transit infrastructure because many of these projects are being funded through alternative funding sources, such as bond sales, dedicated tax measures and user fees.

The Infrastructure & Environment business’ revenues from our infrastructure market sector were $1.4 billion, a decrease of $19.4 million or 1.4% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  The moderate decline in revenues was largely the result of spending reductions by state and local government agencies on key infrastructure programs, as well as the delay in ARRA funding for the types of infrastructure projects we support.  While revenues decreased from the services we provide to expand and modernize surface transportation, these declines were partially offset by increased demand for program management, planning, design and engineering services for airport and rail/transit projects.  Revenues also increased from the program and construction management services we provide for capital improvement projects involving schools, healthcare facilities and government buildings.

The Energy & Construction business’ revenues from our infrastructure market sector were $262.8 million, a decrease of $72.7 million or 21.7% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  A decrease in revenues of $53.6 million compared to fiscal 2008 was due to the completion of a highway project in California and a project to expand a transit system in Texas.  Additionally, we completed work on projects to expand a prison in Idaho, to design the infrastructure at an oil sands site in Canada and to rebuild infrastructure in Iraq resulting in a $41.5 million decline in revenues, compared with fiscal 2008.  The impact of the completion of these projects was partially offset by the receipt of a $7.0 million project development success fee for a transit project in Washington, D.C., which occurred in the first quarter of fiscal 2009, as well as revenues of $20.1 million generated from a new water project in California.

Federal

Consolidated revenues from our federal market sector were $4.1 billion, an increase of $583.3 million or 16.4% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  The increase in revenues reflects strong demand for the services we provide to the DOD, DOE, NASA and other U.S. federal government agencies.  We continued to benefit from strong demand for systems engineering and technical assistance services to modernize aging weapons systems and develop new systems.  Revenues also increased from the operations and installations management support services we provide at military bases, test ranges, space flight centers and other government installations.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons, as well as from the environmental and nuclear management services we provide for the storage, treatment and disposal of radioactive waste.  We also benefited from increased demand for the engineering, construction and environmental services we provide at U.S. military installations in the United States and overseas in support of DOD activities to realign military bases and redeploy troops to meet the evolving security needs of the post-Cold War era.

The Infrastructure & Environment business’ revenues from our federal market sector were $675.7 million, an increase of $72.9 million or 12.1% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  We continued to experience strong demand for the engineering, construction and environmental services we provide to the DOD at installations in the United States and internationally.  Many of these assignments support the DOD’s long-term Military Transformation initiative to realign military bases and redeploy troops to meet evolving security needs.  Our work typically involves the design and construction of aircraft hangars, barracks, military hospitals and other facilities, as well as environmental remediation and restoration for the redevelopment of military bases and other government installations.  Revenues also increased from the services we provide to the Federal Emergency Management Agency for recovery services following natural disasters, as well as for the mapping and risk analysis of flood hazards in support of the National Flood Insurance Program.

The Federal Services business’ revenues from our federal market sector were $2.6 billion, an increase of $144.2 million or 6.0% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  We continued to benefit from strong demand for the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  In addition, revenues increased from our work managing the destruction of chemical weapons stockpiles at Army demilitarization facilities throughout the United States.  We also experienced strong demand for the operations and installations management services we provide to the DOD, NASA and other federal agencies in support of complex government and military installations, such as military bases, test ranges and space flight centers.

The Energy & Construction business’ revenues from our federal market sector were $907.0 million, an increase of $366.2 million or 67.7% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  The increase in federal revenues in the Energy & Construction business was primarily due to a new DOE contract to provide nuclear waste management services, which resulted in an increase in revenues of $263.0 million during 2009.  Revenues also increased by $127.8 million as a result of the acceleration of activities under several other nuclear waste management services contracts for the DOE.  In addition, we experienced revenue growth of $59.0 million from projects awarded during our 2008 fiscal year to provide nuclear cleanup and waste management services in the U.K.  The impact of these factors was partially offset by a decrease in revenues of $50.3 million due to the loss of a DOE management services contract and a decrease in revenues of $27.2 million on a DOE nuclear waste processing facility construction project that recognized additional revenues in 2008 as a result of a contract modification.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector were $2.1 billion, a decrease of $858.5 million or 29.5% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  The industrial and commercial market sector, which includes the work we perform for oil and gas, mining and manufacturing clients, continues to be the most exposed to the economic downturn because many of our clients in this sector are dependent on oil and gas or other commodity prices to support capital expenditure programs.  During our 2009 fiscal year, we experienced a significant decline in revenues, primarily due to a decrease in activity on several large construction projects that are nearing completion or have been completed, as well as the delay or deferral of new, large-scale capital improvement projects as a result of the economic downturn.  In addition, demand decreased for the services we provide to develop and operate mines. In the past fiscal year, the decline in the prices of metals and mineral resources resulted in the curtailment of mining activities and, in some cases, mine closures.  Revenues also declined from the planning and environmental services we provide to industrial clients to support existing plant operations, reflecting lower levels of activity at these facilities.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector were $901.0 million, a decrease of $203.3 million or 18.4% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  Revenues declined due to a decrease in demand for the engineering and construction-related services we provide to oil and gas and manufacturing clients related to major capital improvement projects.  In addition, we experienced a decrease in demand for the planning and environmental services we provide in support of existing plant operations, reflecting decreased levels of activities at these facilities.  Due to the economic downturn and its effect on the business of our commercial clients, such as real estate developers, transportation/freight carriers, telecommunications providers and financial services providers, demand also decreased for the environmental, engineering and construction management services we provide to these clients.

The Energy & Construction business’ revenues from the industrial and commercial market sector were $1.2 billion, a decrease of $655.2 million or 36.3% for the year ended January 1, 2010 compared with the year ended January 2, 2009.  Revenues declined by $553.4 million due to the completion of major construction projects, including projects to build a cement manufacturing plant and natural gas production facility.  Revenues for services we provide to develop and operate mines also declined by $123.8 million.  As the prices of metals and mineral resources fell, several of our mining clients curtailed their operations and, in some cases, mines were closed.

Cost of Revenues

Our consolidated cost of revenues, which consist of labor, subcontractor costs and other expenses related to projects, and services provided to our clients, decreased by 8.7% compared with the year ended January 2, 2009.  Because our revenues are primarily service-based, the factors that caused revenues to decline also drove a corresponding decrease in our cost of revenues.  Consolidated cost of revenues as a percent of revenues decreased from 95.3% for the year ended January 2, 2009 to 94.8% for the year ended January 1, 2010.

Impairment of an Intangible Asset

Impairment of an intangible asset for the year ended January 1, 2010 resulted in a fourth quarter charge of $32.8 million related to the “Washington” trade name due to our rebranding initiative.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $19.6 million and $0.24, respectively, for the year ended January 1, 2010.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”) expenses for the year ended January 1, 2010 decreased by 3.7% compared with the year ended January 2, 2009.  The decrease was primarily due to reductions in external services.  Consolidated G&A expenses as a percent of revenues remained the same at 0.8% for the years ended January 1, 2010 and January 2, 2009.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the year ended January 1, 2010 decreased by $5.4 million or 5.1% compared with the year ended January 2, 2009.  This decrease was primarily due to the sale of our equity investment in MIBRAG on June 10, 2009 and the timing and completion of projects.

The Infrastructure & Environment business’ equity in income of unconsolidated joint ventures for the year ended January 1, 2010 decreased by $5.6 million or 47.5% compared with the year ended January 2, 2009, primarily due to the completion of several projects.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the year ended January 1, 2010 increased by $1.8 million or 2.1% compared with the year ended January 2, 2009.  The increase resulted primarily from a new contract to provide nuclear cleanup and waste management services in the U.K., which generated $21.8 million more equity income during 2009 than in 2008.  This increase was partially offset by a decrease of $12.9 million resulting from the sale of our equity investment in MIBRAG and the timing and completion of projects, which resulted in decreases in equity income, including a decrease of $12.2 million from a joint venture that replaces major components at nuclear power plants.

Operating Income

Our consolidated operating income for the year ended January 1, 2010 decreased by $36.1 million or 7.1% compared with the year ended January 2, 2009.  Operating income as a percentage of revenues was 5.1% for fiscal year 2009 compared to 5.0% for fiscal year 2008.  The decrease in operating income was caused primarily by the decrease in revenues and a charge for the impairment of an intangible asset as previously described.  In addition, the decline in earnings was due to various completed, delayed, or cancelled projects that generated operating income in fiscal year 2008.  Furthermore, during fiscal year 2009, earnings decreased on a DOE nuclear waste processing facility construction project; during the 2008 fiscal year, we recognized significantly higher earnings on the project due to successful negotiations with the DOE to modify the overall fee and structure of the contract.  These decreases were partially offset by reductions in overhead costs resulting from the implementation of cost-control measures.  These items are discussed in more detail below.

The Infrastructure & Environment business’ operating income for the year ended January 1, 2010 increased by $13.0 million or 5.4% compared with the year ended January 2, 2009.  While revenues declined, we improved our operating income by reducing the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  In addition, the implementation of cost-control measures reduced our overhead costs.  This reduction was partially offset by an increase in business development costs incurred for the pursuit of new business opportunities.  The increase in operating income was partially offset by the decrease in equity in income of unconsolidated joint ventures.  Overhead costs as a percentage of revenues was 30.8% for the year ended January 1, 2010 compared to 31.4% for the year ended January 2, 2009.  Operating income as a percentage of revenues was 8.1% for fiscal year 2009 compared to 7.1% in fiscal year 2008.

The Federal Services business’ operating income for the year ended January 1, 2010 increased by $13.1 million or 10.1% compared with the year ended January 2, 2009.  The increase was primarily due to the increase in revenue volume previously described and award fees and performance-based incentive fees earned on various DOD projects.  In addition, higher billing rates related to the performance of project activities requiring specialized labor skills and efficiency improvements on some fixed-price contracts performed by our Federal Service business also contributed to the increase in operating income.  The increase in operating income was partially offset by the higher use of subcontractors and an increase in other direct costs, which provide lower profit margins, and by a $3.8 million impairment charge of an intangible asset as previously discussed.  Operating income as a percentage of revenues was 5.6% for fiscal year 2009 compared to 5.4% in fiscal year 2008.

The Energy & Construction business’ operating income for the year ended January 1, 2010 decreased by $65.1 million or 30.9% compared with the year ended January 2, 2009.  The decrease in operating income was primarily due to the following:

•
a $52.6 million decline in earnings due to the completion of several major projects in fiscal year 2009 that generated higher operating income during fiscal year 2008, combined with delays of new projects, primarily in the power and industrial and commercial market sectors;

•	earnings of $35.1 million recognized in the prior year on a DOE nuclear waste processing facility construction project as a result of negotiations with the DOE to modify the overall fee and structure;

•	a $29.0 million write-off of the “Washington” trade name intangible asset; and

•	a $13.7 million decrease due to the loss of a DOE management services contract.

These decreases were partially offset by higher contract earnings on some projects caused by events we do not expect to recur on a regular basis.  These included a $9.0 million contract termination fee related to a mining contract, a $7.0 million project development success fee related to a transit project and a $4.8 million global settlement of legacy project matters.  During fiscal year 2009, we recorded charges of $36.9 million on an oil and gas construction project that has experienced cost increases and schedule delays, compared with charges of $52.7 million in fiscal year 2008.  In addition, overhead costs decreased by $33.5 million as a result of lower business development costs related to the timing of major proposals, costs savings resulting from the integration of the Energy & Construction business into our overall operations, and the implementation of cost-control measures in response to the current economic downturn.  Operating income as a percentage of revenues was 4.1% for fiscal year 2009 compared to 4.9% in fiscal year 2008.

Interest Expense

Our consolidated interest expense for the year ended January 1, 2010 decreased by 46.6% compared with the year ended January 2, 2009.  The decrease was due to lower debt balances as a result of discretionary debt payments made on our 2007 Credit Facility, in addition to lower LIBOR interest rates and lower interest rate margins in 2009.

Other Income, Net

Our consolidated other income, net for the year ended January 1, 2010 consisted of a $75.6 million gain associated with the sale of our equity investment in MIBRAG, net of $5.2 million of sale-related costs, that was completed during the second quarter of 2009.  This gain was partially offset by a $27.7 million loss on the settlement of a foreign currency forward contract during the second quarter of 2009, which primarily hedged our net investment in MIBRAG.  On a net, after-tax basis, these two transactions resulted in increases to net income and diluted EPS of $30.6 million and $0.37, respectively, for the year ended January 1, 2010.

Income Tax Expense

Our effective income tax rate for the year ended January 1, 2010 decreased to 37.7% from 41.9% for the year ended January 2, 2009.  (See further discussion in the “Income Taxes” section below.)

The Year Ended January 2, 2009 Compared with the Year Ended December 28, 2007

We acquired WGI on November 15, 2007.  Accordingly, all information presented in this discussion excludes the results of operations and the financial position of WGI prior to November 16, 2007.

Consolidated

	Year Ended
(In millions, except percentages and per share amounts)	January 2, 2009	December 28, 2007 (1)	Increase	Percentage Increase
Revenues	$10,086.3	$5,383.0	$4,703.3	87.4%
Cost of revenues	(9,608.8)	(5,095.2)	4,513.6	88.6%
General and administrative expenses	(78.7)	(56.5)	22.2	39.3%
Equity in income of unconsolidated joint ventures	106.3	31.5	74.8	237.5%
Operating income	505.1	262.8	242.3	92.2%
Interest expense	(90.7)	(27.7)	63.0	227.4%
Income before income taxes	414.4	235.1	179.3	76.3%
Income tax expense	(172.8)	(97.3)	75.5	77.6%
Net income	241.6	137.8	103.8	75.3%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(21.8)	(5.6)	16.2	289.3%
Net income attributable to URS	$219.8	$132.2	$87.6	66.3%

Diluted earnings per share (2)	$2.59	$2.30	$0.29	12.6%

(1)	Includes the results of operations of our Energy & Construction business for the six-week period beginning on November 16, 2007 through December 28, 2007.

(2)
On January 3, 2009, the beginning of our 2009 fiscal year, we adopted new accounting guidance on share-based payment awards.  Because this guidance requires retrospective application, we revised our EPS for the years ended January 2, 2009 and December 28, 2007 to reflect the impact of this guidance.

The following table presents our consolidated revenues by market sector and reporting segment for the years ended January 2, 2009 and December 28, 2007.

	Year Ended
(In millions, except percentages)	January 2, 2009	December 28, 2007 (1)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
Infrastructure & Environment	$246.0	$342.4	$(96.4)	(28.2%)
Federal Services	—	—	—	—
Energy & Construction	1,616.1	397.0	1,219.1	307.1%
Power Total	1,862.1	739.4	1,122.7	151.8%
Infrastructure sector
Infrastructure & Environment	1,419.8	1,240.7	179.1	14.4%
Federal Services	—	—	—	—
Energy & Construction	335.5	50.1	285.4	569.7%
Infrastructure Total	1,755.3	1,290.8	464.5	36.0%
Federal sector
Infrastructure & Environment	602.8	533.5	69.3	13.0%
Federal Services	2,413.9	1,558.2	855.7	54.9%
Energy & Construction	540.8	89.0	451.8	507.6%
Federal Total	3,557.5	2,180.7	1,376.8	63.1%
Industrial and commercial sector
Infrastructure & Environment	1,104.3	1,000.0	104.3	10.4%
Federal Services	—	—	—	—
Energy & Construction	1,807.1	172.1	1,635.0	950.0%
Industrial and Commercial Total	2,911.4	1,172.1	1,739.3	148.4%
Total revenues, net of eliminations	$10,086.3	$5,383.0	$4,703.3	87.4%

(1)
Because the Energy & Construction business did not exist as one of our reporting segments before November 15, 2007, the amounts presented for the year ended December 28, 2007 are not comparable to the results for the year ended January 2, 2009.  The Energy & Construction business amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007.

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income (Loss)
Year ended January 2, 2009
Infrastructure & Environment	$3,395.6	$(3,164.7)	$—	$11.8	$242.7
Federal Services	2,415.7	(2,292.9)	—	7.3	130.1
Energy & Construction	4,328.9	(4,205.1)	—	87.2	211.0
Eliminations	(53.9)	53.9	—	—	—
Corporate	—	—	(78.7)	—	(78.7)
Total	$10,086.3	$(9,608.8)	$(78.7)	$106.3	$505.1

Year ended December 28, 2007
Infrastructure & Environment	$3,129.0	$(2,934.3)	$—	$10.3	$205.0
Federal Services	1,562.9	(1,484.1)	—	5.7	84.5
Energy & Construction	763.0	(747.7)	—	15.5	30.8
Eliminations	(71.9)	70.9	—	—	(1.0)
Corporate	—	—	(56.5)	—	(56.5)
Total	$5,383.0	$(5,095.2)	$(56.5)	$31.5	$262.8

Increase (decrease) for the year ended January 2, 2009 vs. the year ended December 28, 2007
Infrastructure & Environment	$266.6	$230.4	$—	$1.5	$37.7
Federal Services	852.8	808.8	—	1.6	45.6
Energy & Construction	3,565.9	3,457.4	—	71.7	180.2
Eliminations	18.0	17.0	—	—	1.0
Corporate	—	—	22.2	—	(22.2)
Total	$4,703.3	$4,513.6	$22.2	$74.8	$242.3

Percentage increase (decrease) for the year ended January 2, 2009 vs. the year ended December 28, 2007
Infrastructure & Environment	8.5%	7.9%	—	14.6%	18.4%
Federal Services	54.6%	54.5%	—	28.1%	54.0%
Energy & Construction	467.4%	462.4%	—	462.6%	585.1%
Eliminations	(25.0%)	(24.0%)	—	—	(100.0%)
Corporate	—	—	39.3%	—	39.3%
Total	87.4%	88.6%	39.3%	237.5%	92.2%

(1)
Because the Energy & Construction business did not exist as one of our reporting segments before November 15, 2007, the amounts presented for the year ended December 28, 2007 are not comparable to the results for the year ended January 2, 2009.  The Energy & Construction business amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007.

Revenues

Our consolidated revenues for the year ended January 2, 2009 were $10.1 billion, an increase of $4.7 billion or 87.4% compared with the year ended December 28, 2007.  Revenues from our Infrastructure & Environments business for the year ended January 2, 2009 were $3.4 billion, an increase of $266.6 million or 8.5% compared with the year ended December 28, 2007.  Revenues from our Federal Services business for the year ended January 2, 2009 were $2.4 billion, an increase of $852.8 million or 54.6% compared with the year ended December 28, 2007.  Revenues from our Energy & Construction business for the year ended January 2, 2009 were $4.3 billion, which included $4.5 billion of business we obtained through the WGI acquisition and reduced by a net transfer of $200.5 million from the Energy & Construction business to the Infrastructure & Environment and Federal Services businesses.

The revenues reported above for each of our businesses are presented prior to the elimination of inter-segment transactions.  Our analysis of these changes in revenues is set forth below.

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

The Infrastructure & Environment business’ revenues from our power market sector were $246.0 million, a decrease of $96.4 million or 28.2% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  The decrease in power revenues for the Infrastructure & Environment business was related to several factors associated with the realignment of our Advatech, LLC (“Advatech”) joint venture from the Infrastructure & Environment business to the Energy & Construction business.  While the majority of the work Advatech performs was moved to the Energy & Construction business, several projects were retained in the Infrastructure & Environment business.  In fiscal 2008, many of these projects were in the close-out phase, which is characterized by relatively low project activity.  As a result, these projects generated lower revenues than in the comparable period in 2007 when there was a high level of construction and procurement activity.  In addition, as these emissions control projects were nearing completion, new emissions control work performed by Advatech, as well as engineering support for these projects, were being executed by the Energy & Construction business.  This decline in revenues from emissions control work was partially offset by an increase in revenues from the engineering, process design and environmental services provided by the Infrastructure & Environment business for power generating and transmission facilities.

The Energy & Construction business’ revenues from our power market sector for the year ended January 2, 2009 were $1.6 billion.  Revenues in the power market sector were primarily driven by strong growth in emissions control projects and in projects to expand generating capacity at fossil fuel and nuclear power plants.  Revenues also increased from a contract to provide construction and construction management services for a new uranium enrichment facility.

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

The Infrastructure & Environment business’ revenues from our infrastructure market sector were $1.4 billion, an increase of $179.1 million or 14.4% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  We continued to benefit from strong demand for the program management, planning, design, engineering and construction management services we provide for surface, air and rail transportation projects.  We also experienced strong demand for the engineering and construction services we provide for water resources projects involving dams, levees and other flood control projects.  While many state and local governments experienced reduced tax revenues and budget deficits as a result of the severe economic downturn, other sources of funding for infrastructure work, such as funding from the U.S. federal government, bond sales and dedicated tax measures, continued to support growth in this market sector.  We also generated increased revenues from the program and construction management services we provide for capital improvement projects involving schools, healthcare facilities and government buildings.

The Energy & Construction business’ revenues from our infrastructure market sector for the year ended January 2, 2009 were $335.5 million.  Revenues from the infrastructure market were primarily generated by the engineering, construction, and operations and maintenance services we provide for highways, toll roads and mass transit systems, as well as by activity on a dam construction project.

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

The Infrastructure & Environment business’ revenues from our federal market sector were $602.8 million, an increase of $69.3 million or 13.0% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  For the 2008 fiscal year, we experienced steady growth in infrastructure, environmental and facilities projects we performed for the DOD both in the U.S. and internationally under existing and new contract awards.  Many of these assignments supported long-term DOD initiatives like the BRAC program, which is designed to realign military bases and redeploy troops to meet the security needs of the post-Cold War era.  We also experienced an increase in task orders under large, bundled contracts to provide engineering, construction and technical services worldwide in support of DOD contingency operations.

The Federal Services business’ revenues from our federal market sector were $2.4 billion, an increase of $855.7 million or 54.9% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  This includes a $488.3 million increase in revenues generated by operations transferred to the Federal Services business from the Energy & Construction business.  Revenues increased from the operations and maintenance services we provide to the DOD related to military activity in the Middle East.  These services include the modification and refurbishment of military vehicles, aircraft and other equipment returning from and being deployed to Iraq.  We also experienced strong demand for the systems engineering and technical assistance services that we provide for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  Revenues also grew from the flight training we conduct for the U.S. armed forces and North Atlantic Treaty Organization allies for pilots of fixed wing and rotary wing aircraft.

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

The Energy & Construction business’ revenues from our federal market sector for the year ended January 2, 2009 were $540.8 million.  Revenues from the federal market sector were primarily related to contracts with the DOE to manage complex programs and facilities involving the treatment, storage and disposal of radioactive waste.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector were $2.9 billion, an increase of $1.7 billion or 148.4% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  This included a $1.6 billion increase in revenues for the year ended January 2, 2009, generated by the industrial and commercial business we obtained through the WGI acquisition, compared with the year ended December 28, 2007.  Revenue growth from our oil and gas clients contributed to the overall increase in our industrial and commercial market sector.  In fiscal 2008, our oil and gas clients continued to invest in capital improvement projects, which led to increased demand for the engineering, environmental, procurement, construction, and operations and maintenance services we provide.  Revenues also increased under contracts to plan, design, develop and operate mines and metal and mineral processing facilities both in the U.S. and internationally.  We also benefited from strong demand for the facilities management and operations and maintenance services we provide at manufacturing and industrial facilities.  Additionally, we continued to benefit from our strategy of building long-term relationships with large, multinational companies through MSAs.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector were $1.1 billion, an increase of $104.3 million or 10.4% for the year ended January 2, 2009 compared with the year ended December 28, 2007.  A major contributor to this increase was growth in revenues from clients in the oil and gas industry as oil and gas clients continued to invest in capital projects to increase oil and gas reserves and production capacity.  As a result, demand increased for the environmental, design, process engineering and construction services we provide.  Revenues also increased from the engineering and environmental services we provide for mining clients.  In addition, we continued to benefit from long-term relationships with our multinational corporations under MSAs by migrating from stand-alone consulting contracts to long-term MSAs.  MSAs have enabled us to leverage our scale and diverse service offerings to more effectively compete for new work with large, multinational clients in the industrial and commercial market sector.

The Energy & Construction business’ revenues from the industrial and commercial market sector for the year ended January 2, 2009 were $1.8 billion.  Revenues from the industrial and commercial market sector were primarily related to continued growth in oil and gas and chemical projects, high levels of activity on a cement plant construction project and strong demand for the contract mining services we provide.

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

General and Administrative Expenses

Our consolidated G&A expenses for the year ended January 2, 2009 increased by 39.3% compared with the year ended December 28, 2007.  After completion of the WGI acquisition, we combined and rationalized our G&A activities.  Therefore, while G&A costs have increased due to the inclusion of the WGI G&A functions, our current G&A costs reflect some of the effect of our cost rationalization efforts and have decreased as a percent of revenues from 1.0% for fiscal year 2007 to 0.8% for fiscal year 2008.

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

The Energy & Construction business’ equity in income of unconsolidated joint ventures was $87.2 million for the year ended January 2, 2009.  The Energy & Construction business performs a substantial portion of its operations through joint ventures and other partially owned entities that are not consolidated.  The more significant unconsolidated entities included our interests in (i) an incorporated mining venture in Germany – MIBRAG, a company that operates lignite coal mines and power plants; (ii) a joint venture that performs steam generator and reactor vessel head replacements at nuclear power plants; (iii) various joint ventures that perform management contracts for the DOE; and (iv) various joint ventures that participate in infrastructure projects.  These entities are accounted for using the equity method of accounting.  Accordingly, their revenues are not recorded; instead, our portion of the earnings from these entities is recorded as equity in income of unconsolidated joint ventures.  The related overhead expenses incurred by the Energy & Construction business in supporting these unconsolidated joint ventures have been classified as cost of revenues in the accompanying financial statements and footnote disclosures.

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

The Infrastructure & Environment business’ operating income for the year ended January 2, 2009 increased 18.4% compared with the year ended December 28, 2007.  As a percentage of revenues, operating income was 7.1% for fiscal year 2008 compared to 6.6% in fiscal year 2007.  The increase during fiscal year 2008 as compared to fiscal year 2007 was primarily due to an increase in revenue volume previously described, although some modest pricing increases were experienced.  The remainder of the increase was caused by increased levels of labor utilization.

The Federal Services business’ operating income for the year ended January 2, 2009 increased 54.0% compared with the year ended December 28, 2007.  The increase was primarily a result of the inclusion of the DOD business obtained through the WGI acquisition as described above.  The increase was partially offset by $16.2 million of amortization of the intangible assets established through the WGI acquisition.

The Energy & Construction business’ operating income for the year ended January 2, 2009 of $211.0 million includes $35.7 million of amortization of intangible assets, partially offset by $6.8 million of normal profit recognition on unfavorable contracts established through the WGI acquisition (See Note 7, “Acquisitions” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for additional disclosure.)  Operating income for the year ended January 2, 2009 reflects earnings associated with the increased revenues discussed above as well as higher performance-based fees and incentives on various projects, including $35.1 million of earnings on a DOE nuclear waste processing facility construction project as a result of final negotiations with the DOE to modify the overall fee and structure.  The higher earnings were partially offset by charges of $52.7 million associated with an oil and gas construction project that has experienced cost increases and schedule delays.  (See Common Sulfur Project under Note 16, “Commitments and Contingencies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for additional disclosure.)

Interest Expense

Our consolidated interest expense for the year ended January 2, 2009 increased by 227.4% compared with the year ended December 28, 2007.  The increase was primarily due to higher debt balances as a result of entering the 2007 Credit Facility.

Income Tax Expense

Our effective income tax rate for the year ended January 2, 2009 increased to 41.9% from 41.4% for the year ended December 28, 2007.  (For further discussion, see Note 12, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)

Liquidity and Capital Resources

(In millions)	Year Ended January 1, 2010	Year Ended January 2, 2009	Year Ended December 28, 2007
Cash flows from operating activities	$651.6	$374.2	$318.6
Cash flows from investing activities	205.1	(133.3)	(1,305.0)
Cash flows from financing activities	(360.0)	(273.4)	1,153.4

Overview

For the year ended January 1, 2010, our primary sources of liquidity were cash flows from operations and proceeds from the sale of our equity investment in MIBRAG, as well as proceeds from the sale of mining equipment and other assets located in Bolivia following the termination of a mining contract.  Our primary uses of cash were to fund our working capital, capital expenditures, and short-term investments; to invest in our unconsolidated joint ventures; to service our debt; to purchase treasury stock; and to fund distributions to the noncontrolling interests in our consolidated subsidiaries.  For the years ended January 2, 2009 and December 28, 2007, our primary sources of liquidity were cash flows from operations and borrowing under our credit lines.  For the year ended January 2, 2009, our primary use of cash was to fund our working capital and capital expenditures, to service our debt and to purchase treasury stock.  For the year ended December 28, 2007, our primary use of cash was to fund our acquisition of WGI.  We used $0.1 billion of our operating cash and borrowed $1.4 billion under our 2007 Credit Facility to finance the cash portion of the WGI acquisition in fiscal year 2007.

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  Restricted cash is included in other current assets because it was not material.  At January 1, 2010 and January 2, 2009, cash and cash equivalents included $112.4 million and $95.3 million, respectively, of cash held by our consolidated joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary sources of operational cash inflows.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  At January 1, 2010 and January 2, 2009, significant unapproved change orders and claims, which are included in costs and accrued earnings in excess of billings on contracts, collectively represented approximately 4%, for both years, of our accounts receivable and accrued earnings in excess of billings on contracts.

All costs and accrued earnings in excess of billings on contacts are evaluated on a regular basis to assess the risk of collectability and allowances are provided as deemed appropriate.  Based on the nature of our contracts and customer base, including U.S. federal, state and local governments and large reputable companies, we have not historically experienced significant write-offs related to receivables and costs and accrued earnings in excess of billings.  The size of our allowance for uncollectible receivables as a percentage of the combined total of our accounts receivable and accrued earnings in excess of billings on contracts is indicative of our history of successfully billing costs and accrued earnings in excess of billings on contracts and collecting the billed amounts from our clients.

As of January 1, 2010 and January 2, 2009, our receivable allowances represented 2.45% and 1.84%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of January 1, 2010 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivable allowance.  However, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect the realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of January 1, 2010 and January 2, 2009 were $235.3 million and $254.2 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 67 days as of January 2, 2009 to 72 days as of January 1, 2010.  Because of the implementation of a new billing system in 2007 that has not been audited by the DCAA, in May 2009, the DCAA suspended the direct billing privileges of our Federal Services business for contracts subject to direct billing.  We believe that our billing system complies with the governmental system requirements and we anticipate that the DCAA will perform an audit of the billing system in the near future.  Upon the successful completion of the audit, we anticipate that the DCAA will reinstate the direct billing privileges of the Federal Services business, although no assurance can be given as to the timing of any potential reinstatement.  The increase in DSOs resulted primarily from this suspension of direct billing privileges.  In addition, we had a 13-week period for the fourth quarter of fiscal year 2009 in comparison to a 14-week period for the corresponding quarter in fiscal year 2008.  The extra week of collections in the fourth quarter of fiscal year 2008 contributed to a lower DSO as of January 2, 2009.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, as well as to service our debt, for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to the pending legal proceedings identified in Note 16, “Commitments and Contingencies,” to our Consolidated Financial Statements included under Item 8 of this report, which may adversely affect our liquidity and capital resources.

Operating Activities

The increase in cash flows from operating activities for the year ended January 1, 2010 compared with the year ended January 2, 2009 was primarily due to decreases in receivables, partially offset by decreases in payables.  Receivables decreased as a result of the decline in revenues from various completed, delayed, or cancelled projects and the timing of payments from clients on accounts receivable.  In addition to the impact of various completed, delayed, or cancelled projects on payables, the timing of payments to vendors and subcontractors, and the timing of payroll payments relative to our fiscal year-ends also impacted payables.  Decreases in income tax and interest payments further contributed to the increase in operating cash flows.

We received a $30 million tax refund in March 2009 due to an overpayment of estimated taxes in 2008.  Our actual net operating losses (“NOL”) available for deduction were higher than we estimated during 2008.  In addition, deferred tax assets related to depreciation expense and the timing of income from partnerships were lower than we originally estimated during 2008.  We were able to claim more actual tax depreciation expense than we originally anticipated, thus reducing the amount of income taxes we owed for fiscal year 2008.

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

During the first quarter of 2010, we expect to make estimated payments of $115 million to pension, post-retirement, defined contribution and multiemployer plans and bonuses.

Investing Activities

With the exception of the construction and mining activities within the Energy & Construction business, we are not capital intensive.  Our mining activities require the use of heavy equipment, which are either owned or leased.  Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs.

Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the years ended January 1, 2010, January 2, 2009 and December 28, 2007 were $41.6 million, $91.7 million and $41.7 million, respectively.

On June 10, 2009, we completed the sale of our equity investment in MIBRAG and we received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale and incurred sale-related costs of $5.2 million.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG, at a loss of $27.7 million.  For the year ended January 1, 2010, we used $57.0 million of the net proceeds from the sale to pay down debt.

During the third quarter of our 2009 fiscal year, an Energy & Construction business mining contract located in Bolivia was terminated at our former client’s discretion.  Pursuant to the termination, we received $47.4 million primarily related to the sale of the mining equipment and other related assets.

Included in our investing activities during the year ended December 28, 2007 is a cash outflow of $1.3 billion related to our acquisition of WGI; this consists of a payment of $1.5 billion for the cash portion of the purchase price reduced by cash acquired of $0.2 billion.

For the fiscal year 2010, we expect to incur approximately $69.0 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

The decrease in net cash flows from financing activities for the year ended January 1, 2010, compared to the year ended January 2, 2009, was primarily due to an increase in principal payments on our 2007 Credit Facility.

Cash flows used for financing activities of $360.0 million during the year ended January 1, 2010 consisted of the following significant activities:

•	Payments of $300.0 million of the term loans under our 2007 Credit Facility; and

•	Purchases of treasury stock of $41.2 million.

Cash flows used for financing activities of $273.4 million during the year ended January 2, 2009 consisted of the following significant activities:

•	Payments of $200.0 million of the term loans under our 2007 Credit Facility; and

•	Purchases of treasury stock of $42.3 million.

Cash flows from financing activities of $1.2 billion during the year ended December 28, 2007 consisted of the following significant activities:

•	Payments of $114.0 million of the term loans under our 2005 senior credit facility;

•	Payments of $125.0 million of the term loans under our 2007 Credit Facility; and

•	Borrowings of $1.4 billion of the new term loan under our 2007 Credit Facility.

Non-cash Activities

In connection with the completion of the WGI acquisition on November 15, 2007, we issued approximately 29.5 million shares of our common stock valued at $1.8 billion.  Following the acquisition of WGI, we began to integrate and restructure WGI as our Energy & Construction business.

Other Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of January 1, 2010.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
As of January 1, 2010:
2007 Credit Facility (1,2)	$775.0	$100.0	$603.4	$71.6	$—	$—
Capital lease obligations (1)	16.5	6.7	7.4	2.4	—	—
Notes payable, foreign credit lines and other indebtedness (1)	24.6	10.0	12.3	2.2	0.1	—
Total debt	816.1	116.7	623.1	76.2	0.1	—
Operating lease obligations (3)	489.8	142.2	193.7	103.3	50.6	—
Pension and other retirement plans funding requirements (4)	269.9	32.9	59.8	47.2	130.0	—
Interest (5)	70.4	22.6	45.7	2.1	—	—
Purchase obligations (6)	8.1	7.2	0.9	—	—	—
Asset retirement obligations (7)	3.8	0.6	1.2	1.8	0.2	—
Other contractual obligations (8)	54.3	29.6	—	—	—	24.7
Total contractual obligations	$1,712.4	$351.8	$924.4	$230.6	$180.9	$24.7

(1)	Amounts shown exclude unamortized debt issuance costs of $11.1 million for the 2007 Credit Facility. For capital lease obligations amounts shown exclude interest of $1.5 million.

(2)
On February 16, 2010, we entered into a consent to our 2007 Credit Facility, which allows us to utilize the funds from the sale of our equity investment in MIBRAG for general operating purposes.  Accordingly, we are not required to remit $100.0 million as repayment on our 2007 Credit Facility in fiscal year 2010.

(3)	Operating leases are predominantly real estate leases.

(4)	Amounts consist of pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

(5)
Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate including the effect of the interest rate swaps.

(6)	Purchase obligations consist primarily of software maintenance contracts.

(7)	Asset retirement obligations represent the estimated costs of removing and restoring the leased properties to the original condition pursuant to our real estate lease agreements.

(8)
Other contractual obligations include net liabilities for anticipated settlements and interest under our tax liabilities, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under “Other” column above.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  As of January 1, 2010, we had $200.0 million in standby letters of credit outstanding under our 2007 Credit Facility.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our ability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•	We have guaranteed a letter of credit issued on behalf of one of our unconsolidated joint ventures. The total amount of the letter of credit was $7.2 million as of January 1, 2010.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	As of January 1, 2010, the amount of a guarantee used to collateralize the credit facility of our U.K. operating subsidiary and bank guarantee lines of our European subsidiaries was $8.2 million.

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

2007 Credit Facility

Our 2007 Credit Facility provides for two term loan facilities, originally consisting of a term loan A of $1.1 billion and a term loan B of $300.0 million, in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  The revolving credit facility is a five-year facility.  Term loan A and the revolving credit facility will mature and expire on November 15, 2012 and term loan B will mature on May 15, 2013.

In June 2008, we amended the 2007 Credit Facility to allow us to repurchase up to one million shares of our common stock annually, provided that we maintain designated financial criteria.  During the fiscal years 2009 and 2008, we repurchased one million shares of our common stock in each fiscal year as permitted by the amended 2007 Credit Facility.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from the sale of assets and the issuance of debt.  On February 16, 2010, we entered into a consent to our 2007 Credit Facility, which allows us to use the funds from the sale of our equity investment in MIBRAG for general operating purposes.

As of January 1, 2010 and January 2, 2009, the outstanding balance of term loan A was $607.6 million and $842.8 million at interest rates of 1.25% and 2.69%, respectively.  As of January 1, 2010 and January 2, 2009, the outstanding balance of term loan B was $167.4 million and $232.2 million at interest rates of 2.50% and 3.69%, respectively.  We did not have an outstanding balance on our revolving line of credit as of the end of our fiscal years 2009 and 2008.

Scheduled principal payments under the term loans began on December 28, 2007 and are due quarterly.  Equal quarterly payments for term loan A will be required in aggregate annual amounts expressed as a percentage of the original principal amount of term loan A as follows:

Year	Percentage
2008	5%
2009	5%
2010	10%
2011	10%
2012	70%
Total	100%

Quarterly payments for term loan B will be 0.25%, or 1% on an annual basis, until the last four quarters prior to maturity, of the original aggregate principal amount of the term loan B.  Over the four quarters prior to maturity, the remaining principal balance of term loan B will be payable in equal quarterly amounts.  We have the option to prepay the term loans at anytime without penalty.  During the years ended January 1, 2010 and January 2, 2009, we made total principal payments of $300 million and $200 million, respectively, under our 2007 Credit Facility.  Since we have made voluntary prepayments on our 2007 Credit Facility, we are not required to make a regular scheduled payment until December 2011.

All loans outstanding under our 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR, plus in each case an applicable margin.  The applicable margin will adjust according to a performance pricing grid based on our Consolidated Leverage Ratio.  For the purposes of our 2007 Credit Facility, consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is defined as consolidated net income plus interest, depreciation and amortization expense, income taxes, and other non-cash items (including impairments of goodwill or intangible assets) and other pro forma adjustments related to permitted acquisitions and the WGI acquisition.  The terms “base rate” and “LIBOR” have meanings customary for financings of this type.

Under our 2007 Credit Facility, we are subject to two financial covenants: 1) a maximum consolidated leverage ratio, which is calculated by dividing consolidated total debt by consolidated EBITDA, as defined below, and 2) a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA.  Both calculations are based on the financial data of our most recent four fiscal quarters.

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including impairments of goodwill or intangible assets) and other pro forma adjustments related to permitted acquisitions and the WGI acquisition in 2007.  As of January 1, 2010, our consolidated leverage ratio was 1.2, which did not exceed the maximum consolidated leverage ratio of 2.375, and our consolidated interest coverage ratio was 16.4, which exceeded the minimum consolidated interest coverage ratio of 5.0.  We were in compliance with the covenants of our 2007 Credit Facility as of January 1, 2010.

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

We did not have an outstanding debt balance on our revolving line of credit as of January 1, 2010 and January 2, 2009.  As of January 1, 2010, we issued $200.0 million of letters of credit, leaving $500.0 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of January 1, 2010, we would remain in compliance with the covenants of our 2007 Credit Facility.

Our revolving line of credit information was summarized as follows:

	Year Ended
(In millions, except percentages)	January 1, 2010	January 2, 2009	December 28, 2007
Effective average interest rates paid on the revolving line of credit	3.2%	5.6%	8.2%
Average daily revolving line of credit balances	$—	$0.2	$2.3
Maximum amounts outstanding at any one point	$0.3	$7.7	$40.3

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of January 1, 2010 and January 2, 2009, we had outstanding amounts of $24.6 million and $33.9 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted average interest rates of the notes were approximately 5.6% and 5.7% as of January 1, 2010 and January 2, 2009, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees.  As of January 1, 2010 and January 2, 2009, we had $15.8 million and $13.3 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases.  As of January 1, 2010 and January 2, 2009, we had approximately $16.5 million and $14.8 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of January 1, 2010 and January 2, 2009, we had approximately $489.8 million and $583.5 million, respectively, in obligations under our operating leases, consisting primarily of real estate leases.

Other Activities

Interest Rate Swaps.  Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we had three floating-for-fixed interest rate swaps with notional amounts totaling $900.0 million, $500.0 million of which expired in December 2008 and $200.0 million of which expired in December 2009.  The remaining $200.0 million will expire in December 2010.

As of January 1, 2010 and January 2, 2009, the fair values of our interest rate swap liabilities were $7.1 million and $15.7 million, respectively.  The short-term portion of the swap liabilities was recorded in “Other current liabilities” on our Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities.”  The adjustments to fair values of the swap liabilities were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Consolidated Statements of Operations as our interest rate swaps are effective hedges.

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

On June 12, 2009, we settled our foreign currency forward contract.  For the year ended January 1, 2010, we recorded a loss on the settlement of this contract of $27.7 million in “Other income, net” in our Consolidated Statements of Operations.

Income Taxes

We anticipate that cash payments for income taxes for 2010 and later years will be substantially less than income tax expense recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization.   As of January 1, 2010 and January 2, 2009, we had remaining tax deductible goodwill of $421.6 million and $508.4 million, respectively resulting from acquisitions by WGI before our acquisition of WGI; as well as from our prior acquisitions.  The amortization of this tax goodwill is deductible over various periods ranging up to 13 years.  The tax deduction for goodwill for 2010 will be $87.3 million.  The amount of the tax deduction for goodwill decreases slightly over the next four years and will be substantially lower after five years.

As of January 1, 2010, our federal NOL carryover, per income tax returns filed or to be filed, was approximately $22.2 million; all of the NOL was generated by our acquisition of CRI Resources, Inc. (“CRI”) and is limited by the earnings of CRI.  These federal NOL carryovers expire in years 2020 through 2025.  In addition to the federal NOL, there are state income tax NOL carryovers in various states which would reduce state taxes payable in those states by approximately $29.3 million.  There are also foreign NOL carryovers of approximately $294.7 million, offset by a valuation allowance of $274.3 million.  The remaining $20.4 million of foreign NOL carryovers are in various taxing jurisdictions.  None of these NOL carryovers are individually material and the majority have no expiration date.  Full recovery of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable state or foreign taxing jurisdiction.

Valuation allowances for deferred tax assets are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Based on expected future operating results, we believe that realization of deferred tax assets in excess of our valuation allowances is more likely than not.

The effective income tax rates for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 are as follows:

Year Ended	Effective Income Tax Rates
January 1, 2010	37.7%
January 2, 2009	41.9%
December 28, 2007	41.4%

The significant reduction in our effective tax rate during the year ended January 1, 2010 was due primarily to a determination we made during the year that the undistributed earnings of those foreign subsidiaries we owned prior to the WGI acquisition that were previously indefinitely reinvested would no longer be indefinitely reinvested offshore.  This determination resulted in accrual of deferred U.S. tax liabilities on the undistributed earnings of these foreign subsidiaries and also the recognition of future foreign tax credits associated with their undistributed earnings.  Because the foreign tax credits significantly exceeded our accrual of deferred U.S. tax liabilities on these undistributed earnings, our effective tax rate for the year was reduced.  This rate reduction was partially offset by the establishment during the year of valuation allowances against existing deferred tax assets, and also by the write-off of foreign income tax receivables associated with prior earnings of some of our foreign subsidiaries that we determined during the year could not be collected.

During the first quarter of 2010, we made a separate determination that the undistributed earnings of a different foreign subsidiary, acquired through the WGI acquisition, that did not previously indefinitely reinvest its earnings offshore, will now indefinitely reinvest its earnings offshore.  This will cause the reversal of a deferred U.S. tax liability on the undistributed earnings of this subsidiary, which will exceed the reversal of the recognition of future foreign tax credits and therefore, will significantly reduce our effective tax rate for 2010.

As of January 1, 2010 and January 2, 2009, we had $25.3 million and $51.3 million of unrecognized tax benefits, respectively.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2009 were $14.9 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	January 1, 2010	January 2, 2009	December 28, 2007
Unrecognized tax benefits beginning balance	$51,344	$39,667	$20,138
Gross increase – tax positions in prior years	2,995	13,025	2,340
Gross decrease – tax positions in prior years	(273)	(1,112)	(1,179)
Gross increase – current period tax positions	565	1,771	1,534
Settlements	(27,588)	(1,048)	(3,403)
Lapse of statute of limitations	(1,786)	(959)	(687)
Unrecognized tax benefits acquired in current year	—	—	20,924
Unrecognized tax benefits ending balance	$25,257	$51,344	$39,667

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the years ended January 1, 2010, January 2, 2009 and December 28, 2007, we recognized $0.5 million, $1.6 million and $0.6 million, respectively, in interest and penalties.  We have accrued approximately $5.6 million and $4.9 million in interest and penalties as of January 1, 2010 and January 2, 2009, respectively.  The unrecognized tax benefits settled during the year ended January 1, 2010 included all of the unrecognized tax benefits acquired in the year ended December 28, 2007.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

It is reasonably possible that we will recognize up to $1.7 million in previously unrecognized tax benefits within the next twelve months as a result of the settlement of state and federal tax audits.  The timing and amounts of these audit settlements are uncertain, but we do not expect any of these settlements to have a significant impact on our financial position or results of operations.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss), net of tax for the year ended January 1, 2010 was comprised of pension and post-retirement adjustments, foreign currency translation adjustments, a foreign currency translation adjustment due to the sale of the investment in an unconsolidated joint venture and an unrealized gain on interest rate swaps.  The 2009 pension and post-retirement adjustment of $11.7 million, net of tax, was caused primarily by investment losses on plan assets resulting from the decline in the financial markets.  The 2009 foreign currency translation adjustment of $8.0 million, net of tax, resulted from the significant strengthening of the U.S. dollar against foreign currencies.  The 2009 foreign currency translation adjustment due to sale of investment in unconsolidated joint venture of $5.1 million, net of tax, resulted from the foreign currency translation adjustment associated with the sale of our equity investment in MIBRAG.  The interest rate swap charge of $5.1 million, net of tax, resulted from fair value adjustments to our floating-for-fixed interest rate swaps. See Note 17, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our other comprehensive loss.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 8 of this report.  In preparing these financial statements, we have made our best estimates and judgments of certain amounts, after considering materiality.  Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties.  Consequently, actual results could differ from our estimates, and these differences could be material.

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended January 1, 2010.  There were no material changes to these critical accounting policies during the year ended January 1, 2010.

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

“At-risk” and “Agency” Contracts.  The amount of revenues we recognize also depends on whether the contract or project represents an at-risk or an agency relationship between the client and us.  Determination of the relationship is based on characteristics of the contract or the relationship with the client.  For at-risk relationships where we act as the principal to the transaction, the revenue and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts.  For agency relationships, where we act as an agent for our client, only the fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.  From time to time, we may also collaborate with other parties by sharing our assets, services and knowledge for a joint marketing and business development arrangement, or we may enter into other third-party contractual agreements to perform other services or specific activities required by our clients.  Significant accounting presentation and measurements are determined at inception based on the structure of the legal entity and the contractual agreement.  If we determine that these agreements are collaborative arrangements that are not accounted for as specified under the consolidation or equity method and joint venture investments guidance, then we account for the arrangement under gross as principal or net as agent guidelines.  For the years ended January 1, 2010, January 2, 2009 and December 28, 2007, we recognized immaterial amounts of revenues from agency contracts and collaborative arrangements.

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

Time-and-Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project.  In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract.  The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are generally recognized under the percentage-of-completion method.  However, time and materials contracts that are service-related contracts are accounted for utilizing the proportional performance method.  Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects.  Our time-and-materials contracts also generally include annual billing rate adjustment provisions.

Goodwill and Intangible Assets Impairment Review

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews whenever triggering events occur, such as the sale of a significant portion of one of our reporting units or other significant changes in business circumstances.  Our 2009 interim and annual reviews did not indicate an impairment of goodwill for any of our reporting units.

We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred.  However, many of the factors employed in determining whether our goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods.  These changes could result in future impairments.

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

We also perform an analysis on our intangible assets to test for impairment whenever events occur that indicate an impairment could exist.

See Note 8, “Goodwill and Intangible Assets” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our goodwill impairment reviews.

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

Defined Benefit and Post-retirement Benefit Plans

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

Holding all other assumptions constant, changes in the discount rate assumption that we used in our annual analysis would have the following estimated effect on the benefit obligations of our defined benefit and post-retirement benefit plans as shown in the table below.

Change in an Assumption (In thousands)	Domestic Defined Benefit Plans	Foreign Defined Benefit Plan	Post-retirement Benefit Plans
25 basis point increase in discount rate	$(8,319)	$(1,345)	$(752)
25 basis point decrease in discount rate	$8,721	$1,443	$778

Hypothetical changes in all other key assumptions of 25 basis points have an immaterial impact on the benefit obligations of our defined benefit and post-retirement benefit plans.  Hypothetical changes in key assumptions of 25 basis points also have an immaterial impact on net periodic pension costs of these plans.

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

We adopted new accounting guidance on noncontrolling interests in consolidated financial statement at the beginning of our 2009 fiscal year.  This guidance establishes accounting and reporting requirements for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests were previously characterized as minority interests in our consolidated financial statements and are now presented as a separate line item under stockholders’ equity.  The net income and the comprehensive income attributed to the noncontrolling interests are separately stated in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.  The presentation of net income and amounts attributable to noncontrolling interests in our Consolidated Statements of Cash Flows has been retrospectively revised to reflect the impact of this guidance.

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

We adopted new accounting guidance on share-based payment awards at the beginning of our 2009 fiscal year.  This guidance defines share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting as participating securities.  These share-based payments are considered in the earnings allocation in computing EPS under the two-class method.  Prior to November 2008, our stock award agreements provided nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, were participating securities.  In November 2008, we revised our stock award agreements for future grants so that unvested shares became non-participating securities until vested.  This change has no effect on our results of operations.  In addition, during our quarter ended April 3, 2009, we amended grants issued prior to November 2008 so that they would be non-participating securities until vested.  As a result, the effect of this guidance on our EPS for the year ended January 1, 2010 was not material.  However, because this guidance requires retrospective application, our EPS for the years ended January 2, 2009 and December 28, 2007 have been revised to reflect the impact, which was to reduce our basic EPS from $2.68 to $2.61 and from $2.39 to $2.33, respectively.  It also reduced our diluted EPS from $2.66 to $2.59 and from $2.35 to $2.30 for the years ended January 2, 2009 and December 28, 2007, respectively.

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

We adopted new accounting guidance on subsequent events in the second quarter of our 2009 fiscal year and the revision of this guidance at the end of our 2009 fiscal year.  This new guidance modified terminology and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Consistent with past practice, we have evaluated subsequent events through the issuance date of our financial statements.

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

New accounting guidance has been issued on pension and postretirement benefit plans, which was effective for our 2009 fiscal year-end.  This guidance requires additional annual disclosures of the factors necessary to understand investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.

New accounting guidance has been issued on transfers of financial assets, which became effective for us at the beginning of our 2010 fiscal year.  This guidance eliminates the concept of a qualifying special-purpose entity, limits the circumstances under which a financial asset is derecognized and requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets.  We do not believe adoption of this new accounting guidance will have a material impact on our consolidated financial statements.

New accounting guidance has been issued on consolidation of variable interest entities (“VIE”), which became effective for us at the beginning of our 2010 fiscal year.  This guidance amends the accounting and disclosure requirements for the consolidation of a VIE.  It requires additional disclosures about the significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and the financial impact to a company due to its involvement with a VIE.  As the guidance requires ongoing evaluation of the application of the new requirements, changes in circumstances could result in the identification of additional VIEs to be consolidated or existing VIEs to be deconsolidated in any reporting period.  We are currently in the process of evaluating the impact on our consolidated financial statements from the adoption of this guidance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have one floating-for-fixed interest rate swap with notional amount of $200.0 million to hedge against changes in floating interest rates.  The notional amount of the swap is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on the outstanding indebtedness of $775.0 million under our 2007 Credit Facility at January 1, 2010, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $3.6 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.29%, which would lower our net-of-tax interest expense by approximately $1.0 million.  This analysis is computed taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swap expiring in December 2010.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We currently have no foreign currency hedges.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  We had foreign currency translation gains, net of tax, of $8.0 million, foreign currency translation losses, net of tax, of $28.0 million, and foreign currency translation gains, net of tax, $7.9 million for the years ended January 1, 2010, January 2, 2009, and December 28, 2007, respectively.

On March 4, 2009, we entered into a foreign currency forward contract to manage our currency exposure related to Euro proceeds expected from the sale of our equity investment in MIBRAG, which closed on June 10, 2009.  On the settlement date, we recorded a foreign exchange loss of $27.7 million in our Consolidated Statements of Operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (the "Company") at January 1, 2010 and January 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests and earnings per share in 2009 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2010

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 1, 2010	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$720,621	$223,998
Short-term investments	30,682	—
Accounts receivable, including retentions of $41,771 and $51,141, respectively	924,271	1,062,177
Costs and accrued earnings in excess of billings on contracts	1,024,215	1,079,047
Less receivable allowances	(47,651)	(39,429)
Net accounts receivable	1,900,835	2,101,795
Deferred tax assets	98,198	161,061
Other current assets	130,484	153,627
Total current assets	2,880,820	2,640,481
Investments in and advances to unconsolidated joint ventures	93,874	269,616
Property and equipment at cost, net	258,950	347,076
Intangible assets, net	425,860	511,508
Goodwill	3,170,031	3,158,205
Other assets	74,881	74,266
Total assets	$6,904,416	$7,001,152
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$115,261	$16,506
Accounts payable and subcontractors payable, including retentions of $51,475 and $85,097, respectively	586,783	712,552
Accrued salaries and employee benefits	435,456	430,938
Billings in excess of costs and accrued earnings on contracts	235,268	254,186
Other current liabilities	156,746	173,173
Total current liabilities	1,529,514	1,587,355
Long-term debt	689,725	1,091,528
Deferred tax liabilities	324,711	270,165
Self-insurance reserves	101,338	101,930
Pension, post-retirement, and other benefit obligations	202,095	202,520
Other long-term liabilities	106,568	91,898
Total liabilities	2,953,951	3,345,396
Commitments and contingencies (Note 16)
URS stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common shares, par value $.01; authorized 200,000 shares; 86,071 and 85,004 shares issued, respectively; and 84,019 and 83,952 shares outstanding, respectively	860	850
Treasury stock, 2,052 and 1,052 shares at cost, respectively	(83,810)	(42,585)
Additional paid-in capital	2,884,941	2,838,290
Accumulated other comprehensive loss	(49,239)	(55,866)
Retained earnings	1,153,062	883,942
Total URS stockholders’ equity	3,905,814	3,624,631
Noncontrolling interests	44,651	31,125
Total stockholders’ equity	3,950,465	3,655,756
Total liabilities and stockholders’ equity	$6,904,416	$7,001,152

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007

Revenues	$9,249,088	$10,086,289	$5,383,007
Cost of revenues	(8,772,416)	(9,608,779)	(5,095,271)
Impairment of an intangible asset (Note 8)	(32,825)	—	—
General and administrative expenses	(75,826)	(78,654)	(56,468)
Equity in income of unconsolidated joint ventures	100,933	106,277	31,516
Operating income	468,954	505,133	262,784
Interest expense	(48,393)	(90,763)	(27,730)
Other income, net (Note 5)	47,914	—	—
Income before income taxes	468,475	414,370	235,054
Income tax expense	(177,556)	(172,813)	(97,254)
Net income	290,919	241,557	137,800
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(21,799)	(21,766)	(5,557)
Net income attributable to URS	$269,120	$219,791	$132,243

Earnings per share (Note 3):
Basic	$3.31	$2.61	$2.33
Diluted	$3.29	$2.59	$2.30
Weighted-average shares outstanding (Note 3):
Basic	81,401	81,878	55,265
Diluted	81,842	82,376	56,031

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007

Comprehensive income (loss) (Note 17):
Net income	$290,919	$241,557	$137,800
Pension and post-retirement related adjustments, net of tax	(11,670)	(37,460)	14,776
Foreign currency translation adjustments, net of tax	8,048	(28,049)	7,863
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	5,115	—	—
Unrealized gain (loss) on interest rate swaps, net of tax	5,134	(6,992)	(2,366)
Comprehensive income	297,546	169,056	158,073
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(21,799)	(21,766)	(5,557)
Comprehensive income attributable to URS	$275,747	$147,290	$152,516

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total URS Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances, December 29, 2006	52,257	$523	$(287)	$973,892	$(3,638)	$536,197	$1,506,687	$3,469	$1,510,156
Employee stock purchases and exercises of stock options	786	8	—	19,158	—	—	19,166	—	19,166
Stock-based compensation	793	8	—	25,053	—	—	25,061	—	25,061
Tax benefit of stock-based compensation	—	—	—	6,929	—	—	6,929	—	6,929
Issuance of common stock in connection with the WGI acquisition	29,467	294	—	1,772,206	—	—	1,772,500	17,373	1,789,873
Foreign currency translation adjustments, net of tax	—	—	—	—	7,863	—	7,863	—	7,863
Pension and post-retirement related adjustments, net of tax	—	—	—	—	14,776	—	14,776	—	14,776
Adoption of accounting guidance for uncertainties in income taxes	—	—	—	—	—	(4,289)	(4,289)	—	(4,289)
Interest rate swap adjustments, net of tax	—	—	—	—	(2,366)	—	(2,366)	—	(2,366)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	23	23
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(1,336)	(1,336)
Net income	—	—	—	—	—	132,243	132,243	5,557	137,800
Balances, December 28, 2007	83,303	833	(287)	2,797,238	16,635	664,151	3,478,570	25,086	3,503,656
Employee stock purchases and exercises of stock options	425	5	—	6,248	—	—	6,253	—	6,253
Stock-based compensation	1,224	12	—	30,313	—	—	30,325	—	30,325
Excess tax benefit of stock-based compensation	—	—	—	4,491	—	—	4,491	—	4,491
Foreign currency translation adjustments, net of tax	—	—	—	—	(28,049)	—	(28,049)	—	(28,049)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(37,460)	—	(37,460)	—	(37,460)
Interest rate swap adjustments, net of tax	—	—	—	—	(6,992)	—	(6,992)	—	(6,992)
Purchases of treasury stock	(1,000)	—	(42,298)	—	—	—	(42,298)	—	(42,298)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,107)	(15,107)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(620)	(620)
Net income	—	—	—	—	—	219,791	219,791	21,766	241,557
Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631	$31,125	$3,655,756

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total URS Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631	$31,125	$3,655,756
Employee stock purchases and exercises of stock options	198	2	—	3,918	—	—	3,920	—	3,920
Stock-based compensation	869	8	—	41,201	—	—	41,209	—	41,209
Excess tax benefit of stock-based compensation	—	—	—	1,532	—	—	1,532	—	1,532
Foreign currency translation adjustments, net of tax	—	—	—	—	8,048	—	8,048	—	8,048
Foreign currency translation adjustment due to the sale of our investment in an unconsolidated joint venture, net of tax	—	—	—	—	5,115	—	5,115	—	5,115
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(11,670)	—	(11,670)	—	(11,670)
Interest rate swap adjustments, net of tax	—	—	—	—	5,134	—	5,134	—	5,134
Purchases of treasury stock	(1,000)	—	(41,225)	—	—	—	(41,225)	—	(41,225)
Unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	(10,728)	—	(10,728)	—	(10,728)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	10,728	—	10,728	—	10,728
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,760)	(26,760)
Contributions from joint venture partners	—	—	—	—	—	—	—	16,800	16,800
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	1,687	1,687
Net income	—	—	—	—	—	269,120	269,120	21,799	290,919
Balances, January 1, 2010	84,019	$860	$(83,810)	$2,884,941	$(49,239)	$1,153,062	$3,905,814	$44,651	$3,950,465

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Cash flows from operating activities:
Net income	$290,919	$241,557	$137,800
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	86,937	89,984	44,826
Amortization of intangible assets	52,823	52,640	7,066
Amortization of debt issuance costs	7,820	8,455	3,266
Loss on settlement of foreign currency forward contract	27,675	—	—
Net gain on sale of investment in unconsolidated joint venture	(75,589)	—	—
Impairment of an intangible asset	32,825	—	—
Normal profit	(10,969)	(7,219)	(4,071)
Costs incurred for extinguishment of debt	—	—	2,897
Provision for doubtful accounts	5,781	5,046	2,867
Deferred income taxes	107,646	107,601	69,488
Stock-based compensation	41,209	30,325	25,061
Excess tax benefits from stock-based compensation	(1,532)	(4,491)	(6,929)
Equity in income of unconsolidated joint ventures, less dividends received	(15,378)	(10,136)	(3,163)
Changes in operating assets, liabilities and other, net of effects of acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	214,199	(100,366)	17,073
Other current assets	30,700	(12,012)	(50,510)
Changes in advances to unconsolidated joint ventures	10,387	(15,932)	29,739
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(144,503)	(80,650)	66,045
Billings in excess of costs and accrued earnings on contracts	(11,966)	17,625	(9,120)
Other long-term liabilities	(6,589)	37,278	406
Other assets, net	9,210	14,518	(14,161)
Total adjustments and changes	360,686	132,666	180,780
Net cash from operating activities	651,605	374,223	318,580
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(14,228)	(26,383)	(1,259,547)
Proceeds from disposal of property and equipment	54,473	17,442	2,700
Proceeds from sale of investment in unconsolidated joint venture, net of related selling costs	282,584	—	—
Payment in settlement of foreign currency forward contract	(273,773)	—	—
Receipt in settlement of foreign currency forward contract	246,098	—	—
Investments in and advances to unconsolidated joint ventures	(16,301)	(34,299)	(5,018)
Changes in restricted cash	(1,551)	1,611	(1,512)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(41,569)	(91,658)	(41,650)
Purchases of short-term investments	(195,682)	—	—
Maturities of short-term investments	165,000	—	—
Net cash from investing activities	205,051	(133,287)	(1,305,027)

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Cash flows from financing activities:
Long-term debt principal payments	(310,519)	(209,286)	(243,353)
Long-term debt borrowings	—	—	1,401,314
Net payments under lines of credit and short-term notes	(597)	(261)	(4,928)
Net change in overdrafts	4,376	(15,200)	12,304
Capital lease obligation payments	(6,415)	(7,713)	(11,500)
Excess tax benefits from stock-based compensation	1,532	4,491	6,929
Proceeds from employee stock purchases and exercises of stock options	15,654	27,186	19,166
Net distributions to noncontrolling interests	(22,839)	(30,359)	(5,235)
Payments of debt issuance costs	—	—	(21,250)
Purchase of treasury stock	(41,225)	(42,298)	—
Net cash from financing activities	(360,033)	(273,440)	1,153,447
Net increase (decrease) in cash and cash equivalents	496,623	(32,504)	167,000
Cash and cash equivalents at beginning of period	223,998	256,502	89,502
Cash and cash equivalents at end of period	$720,621	$223,998	$256,502

Supplemental information:
Interest paid	$40,316	$81,588	$22,300
Taxes paid	$58,850	$58,716	$58,404
Taxes refunded	$31,244	$—	$—

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (net of cash acquired)	$3,014	$9,747	$2,861,174
Liabilities assumed	(3,014)	(9,747)	(1,024,977)
Non cash business acquisitions	$—	$—	$1,836,197
Equipment acquired with capital lease obligations and equipment note obligations	$8,640	$12,429	$17,081

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Business

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have approximately 45,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We operate through three reporting segments:  the Infrastructure & Environment business, the Federal Services business and the Energy & Construction business.  Information presented in the notes to the consolidated financial statements excludes the results of operations and financial condition of Washington Group International, Inc. (“WGI”) prior to November 16, 2007.

Our fiscal year is the 52/53-week period ending on the Friday closest to December 31.  Our fiscal year ended January 2, 2009 contained 53 weeks.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and related disclosures at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On an ongoing basis, we review our estimates based on information that is currently available.  Changes in facts and circumstances may cause us to revise our estimates.

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

Proportional Performance.  Our service contracts, primarily performed by our Federal Services business, are accounted for using the proportional performance method, under which revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

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

“At-risk” and “Agency” Contracts.  The amount of revenues we recognize also depends on whether the contract or project represents an at-risk or an agency relationship between the client and us.  Determination of the relationship is based on characteristics of the contract or the relationship with the client.  For at-risk relationships where we act as the principal to the transaction, the revenue and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts.  For agency relationships, where we act as an agent for our client, only the fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.  Revenues from agency contracts and collaborative arrangements were not a material part of revenues for any period presented.

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

Cost-Plus Incentive Fee.  Some of our cost-plus contracts provide for incentive fees based on performance against contractual milestones.  The amount of the incentive fees varies, depending on whether we achieve above-, at- or below-target results.  We recognize incentive fees revenues as milestones are achieved, assuming that we will achieve at-target results, unless our estimates indicate our cost at completion to be significantly above or below target.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segmenting and Combining Contracts

Occasionally a contract may include several elements or phases, each of which was negotiated separately with our client and agreed to be performed without regard to the performance of others.  We follow the criteria set forth in the accounting guidance when combining and segmenting contracts.  When combining contracts, revenues and profits are earned and reported uniformly over the performance of the combined contracts.  When segmenting contracts, we assign revenues and costs to the different elements or phases to achieve different rates of profitability based on the relative value of each element or phase to the estimated contract revenues.  Values assigned to the segments are based on our normal historical prices and terms of such services to other clients.  Also, a group of contracts may be so closely related that they are, in effect, part of a single project with an overall profit margin.

Accounts Receivable and Costs and Accrued Earnings in Excess of Billings on Contracts

Accounts receivable in the accompanying Consolidated Balance Sheets are primarily comprised of amounts billed to clients for services already provided, but which have not yet been collected.  Occasionally, under the terms of specific contracts, we are permitted to submit invoices in advance of providing our services to our clients and, to the extent they have not been collected, these amounts are also included in accounts receivable.

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

Accounts receivable and costs and accrued earnings in excess of billings on contracts include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement or, in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.

Billings in Excess of Costs and Accrued Earnings on Contracts

Billings in excess of costs and accrued earnings on contracts in the accompanying consolidated balance sheets is comprised of cash collected from clients and billings to clients on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, normal profit liabilities, project-related legal liabilities; and other project-related reserves.  The majority of the unearned project-related costs will be earned over the next twelve months.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentrations of Credit Risk

Our accounts receivable and costs and accrued earnings in excess of billings on contracts are potentially subject to concentrations of credit risk.  Our credit risk on accounts receivable is limited due to the large number of contracts for clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potential uncollectible accounts and such estimates have historically been within management’s expectations.  As of January 1, 2010 and January 2, 2009, billed and unbilled receivables from two federal agencies totaled $773.5 million or 40% and $592.6 million or 28% of our consolidated billed and unbilled receivables, respectively.  Our cash and cash equivalents and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in North America, Europe and Asia Pacific.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  Restricted cash was included in other current assets because it was not material.

At January 1, 2010 and January 2, 2009, cash and cash equivalents included $112.4 million and $95.3 million, respectively, of cash held by our consolidated joint ventures.

Short-Term Investments

At January 1, 2010, short-term investments consisted of highly liquid investments, including interest-bearing time deposits, with maturities of more than 90 days, but less than a year, at the date of purchase.  The carrying values of our short-term investments approximate their fair values.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivative instruments are used only for risk management purposes and not for speculation or trading.  The amount, maturity, and other specifics of the hedge are determined by the specific debt derivative instrument.  If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge.  We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions.  For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.  The ineffective portion of hedging transactions is recognized in current income.

Fair Value Measurement

We determine the fair values of our financial instruments, including short-term investments, debt instruments and derivative instruments, and pension and post-retirement plan assets based on inputs or assumptions that market participants would use in pricing an asset or a liability.  We categorize our instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values based on their short-term nature.  Our long-term debt is predominately floating-rate.  See Note 10, “Fair Value of Debt Instruments, Short-term Investments and Derivative Instruments” for additional disclosure.

Our fair value measurement methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Although we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

Property and Equipment

Property and equipment are stated at cost.  In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any gain or loss on disposal is reflected in the Consolidated Statement of Operations.  Depreciation is provided on the straight-line and the declining methods using estimated useful lives less residual value.  Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.  We capitalize our repairs and maintenance that extend the estimated useful lives of property and equipment; otherwise, repairs and maintenance are expensed.  Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying value to the fair value, which is measured using the prices in active markets for similar assets, and recognize the difference as an impairment loss.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill and Intangible Assets

We amortize our intangible assets using the straight-line method over their contractual or economic lives.  We assess our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.  Examples of such events are i) significant adverse changes in its market value, useful life, physical condition, or in the business climate that could affect its value; ii) a current-period operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; or iii) a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  We assess our goodwill for impairment at least annually as of the end of the first month following our September reporting period or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether an impairment has occurred.  However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes could result in future impairments.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We validate our estimate of fair value of each reporting unit under the income approach by comparing the resulting values to fair value estimates using a market approach.  A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of the reporting units.  When performing our annual impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

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

There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

If our goodwill were impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.  However, any potential non-cash charge would not have any adverse effect on the covenant calculations required under our Senior Secured Credit Facility (“2007 Credit Facility”) or our overall compliance with the covenants of our 2007 Credit Facility.

See Note 8, “Goodwill and Intangible Assets” for more disclosure about our test for goodwill impairment.

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

Foreign Currency Translation

We determine the functional currency of our international operating entities based upon the currency of the primary environment in which they operate.  The functional currency of our international holding companies is the U.S. dollar.  Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date.  Translation of revenue and expenses to U.S. dollars is based on the average rate during the period.  Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income (loss).  Gains or losses from foreign currency transactions are included in results of operations, with the exception of intercompany foreign transactions that are of a long-term investment nature, which are recorded in Other Comprehensive Income on our Consolidated Balance Sheets.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Noncontrolling interests

Noncontrolling interests represent the equity investments of the minority owners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

Business Combinations

We account for business combinations under the purchase accounting method.  The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition.  The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available.  Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill.  The transaction costs associated with business combinations are expensed as they are incurred.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

We made reclassifications to the prior years’ financial statements to conform them to the presentation as of and for the year ended January 1, 2010.  These reclassifications have no effect on consolidated net income, stockholders’ equity and net cash flows.

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

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

We adopted new accounting guidance on noncontrolling interests in consolidated financial statement at the beginning of our 2009 fiscal year.  This guidance establishes accounting and reporting requirements for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Noncontrolling interests were previously characterized as minority interests in our consolidated financial statements and are now presented as a separate line item under stockholders’ equity.  The net income and the comprehensive income attributed to the noncontrolling interests are separately stated in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.  The presentation of net income and amounts attributable to noncontrolling interests in our Consolidated Statements of Cash Flows has been retrospectively revised to reflect the impact of this guidance.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We adopted new accounting guidance on share-based payment awards at the beginning of our 2009 fiscal year.  This guidance defines share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting as participating securities.  These share-based payments are considered in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  Prior to November 2008, our stock award agreements provided nonforfeitable dividend rights to unvested restricted stock units and unvested restricted stock awards and, consequently, were participating securities.  In November 2008, we revised our stock award agreements for future grants so that unvested shares became non-participating securities until vested.  In addition, during our quarter ended April 3, 2009, we amended grants issued prior to November 2008 so that they would be non-participating securities until vested.  This change has no effect on our results of operations.  As a result, the effect of this guidance on our EPS for the year ended January 1, 2010 was not material.  However, because this guidance requires retrospective application, our EPS for the years ended January 2, 2009 and December 28, 2007 have been revised to reflect the impact, which was to reduce our basic EPS from $2.68 to $2.61 and from $2.39 to $2.33, respectively.  It also reduced our diluted EPS from $2.66 to $2.59 and from $2.35 to $2.30 for the years ended January 2, 2009 and December 28, 2007, respectively.

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

We adopted new accounting guidance on subsequent events in the second quarter of our 2009 fiscal year and the revision of this guidance at the end of our 2009 fiscal year.  This new guidance modified terminology and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Consistent with past practice, we have evaluated subsequent events through the issuance date of our financial statements.

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

New accounting guidance has been issued on pension and postretirement benefit plans, which was effective for our 2009 fiscal year-end.  This guidance requires additional annual disclosures of the factors necessary to understand investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.

New accounting guidance has been issued on transfers of financial assets, which became effective for us at the beginning of our 2010 fiscal year.  This guidance eliminates the concept of a qualifying special-purpose entity, limits the circumstances under which a financial asset is derecognized and requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets.  We do not believe adoption of this new accounting guidance will have a material impact on our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New accounting guidance has been issued on consolidation of variable interest entities (“VIE”), which became effective for us at the beginning of our 2010 fiscal year.  This guidance amends the accounting and disclosure requirements for the consolidation of a VIE.  It requires additional disclosures about the significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and the financial impact to a company due to its involvement with a VIE.  As the guidance requires ongoing evaluation of the application of the new requirements, changes in circumstances could result in the identification of additional VIEs to be consolidated or existing VIEs to be deconsolidated in any reporting period.  We are currently in the process of evaluating the impact on our consolidated financial statements from the adoption of this guidance.

NOTE 3.  EARNINGS PER SHARE

Effective January 3, 2009, we adopted new accounting guidance on EPS.  This guidance requires us to include unvested restricted stock awards and units with nonforfeitable dividend rights as participating securities in applying the two-class method to calculate EPS.  Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period.  In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.  Our participating securities consisted of unvested restricted stock awards and units, issued prior to November 2008, which had nonforfeitable dividend rights.  During the quarter ended April 3, 2009, we amended these restricted stock awards and units to be non-participating securities until vested.  As a result, the effect of this guidance on our EPS for the year ended January 1, 2010 was not material.  However, since this guidance requires retrospective application, our EPS for the years ended January 2, 2009 and December 28, 2007 have been revised to reflect the impact of our adoption of this guidance.

In our computation of diluted EPS, we exclude the potential shares related to stock options that are issued and unexercised where the exercise price exceeds the average market price of our common stock during the period.  We also exclude nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.

The following table summarizes the earnings available to common stockholders for both basic and diluted EPS calculations, and the reconciliation between weighted-average shares outstanding used in calculating basic and diluted EPS for the years ended January 1, 2010, January 2, 2009 and December 28, 2007:

	Year Ended
(In thousands, except per share data)	January 1, 2010	January 2, 2009	December 28, 2007
Net income attributable to URS	$269,120	$219,791	$132,243
Less: Earnings allocated to participating securities	—	(6,171)	(3,394)
Earnings available to common stockholders – Basic and Diluted	$269,120	$213,620	$128,849

Weighted-average common stock shares outstanding (1)	81,401	81,878	55,265
Effect of dilutive stock options and restricted stock awards and units	441	498	766
Weighted-average common stock outstanding – Diluted	81,842	82,376	56,031

(1)	Weighted-average common stock outstanding excludes treasury stock.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In our computation of diluted EPS, we exclude the potential shares underlying issued and unexercised stock options where the exercise price exceeds the average market price, and nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.  For the years ended January 1, 2010 and January 2, 2009, approximately 634,000 and 12,000 anti-dilutive shares, respectively, were excluded from the computation of diluted EPS.  We did not have any anti-dilutive shares for the year ended December 28, 2007.

NOTE 4.  ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts between the U.S. federal government agencies and other customers as of January 1, 2010 and January 2, 2009.

	As of
(In millions)	January 1, 2010	January 2, 2009
Accounts receivable:
U.S. federal government agencies	$330.5	$294.5
Others	593.8	767.7
Total accounts receivable	$924.3	$1,062.2
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government agencies	$557.7	$471.4
Others	466.5	607.6
Total costs and accrued earnings in excess of billings on contracts	$1,024.2	$1,079.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

We participate in joint ventures, partnerships and partially-owned limited liability companies.  For further discussion regarding the nature of the risks associated with our participation in such joint ventures, see Note 16, “Commitments and Contingencies.”

Consolidated Ventures

We consolidate entities and VIEs, in which we hold majority ownership and/or in which we are the primary beneficiary.  We generally do not guarantee any debt of consolidated ventures; however, we have guaranteed some of our ventures on the performance of their contractual obligations.  In addition, the general financial risk associated with these consolidated ventures may consist of a combination of the remaining estimated costs, projected cost overruns or other unexpected costs or expenses, if any.  We form consolidated ventures to bid, negotiate and complete specific projects.  The scope of our major consolidated ventures includes providing the following:

•	design, engineering, construction and construction management services relating to specific technology involving flue gas desulfurization processes;

•
construction management services, including pre-construction services, procurement of materials and small equipment, installation of owner-furnished equipment, and construction of a cement manufacturing facility;

•	engineering, procurement and construction of a concrete dam;

•	liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms; and

•	management and operation services, including commercial operations, decontamination, decommissioning, and waste management of a low-level nuclear waste repository in the United Kingdom (“U.K.”).

The following table represents the total assets and liabilities of our consolidated ventures.

(In thousands)	January 1, 2010	January 2, 2009
Cash and cash equivalents	$112,424	$95,292
Net accounts receivable	228,132	282,341
Other current assets	2,200	1,442
Non-current assets	197	692
Total assets	$342,953	$379,767

Accounts and subcontractors payable	$128,073	$218,015
Billings in excess of costs and accrued earnings	14,589	21,681
Accrued expenses and other	31,416	6,483
Non-current liabilities	—	349
Total liabilities	174,078	246,528

Total URS equity	124,224	102,114
Noncontrolling interests	44,651	31,125
Total owners’ equity	168,875	133,239
Total liabilities and owners’ equity	$342,953	$379,767

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total revenues of the consolidated ventures were $1.2 billion, $1.3 billion and $531.4 million for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

For fiscal years 2009, 2008 and 2007, there were no material changes in our ownership interests in our consolidated ventures.  In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Unconsolidated Joint Ventures

We participate in unconsolidated joint ventures in which we do not hold a controlling interest and/or are not a primary beneficiary, but do exercise significant influence.  We account for these joint ventures using the equity method of accounting.  Under the equity method, we recognize our proportionate share of the net earnings of the joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our Consolidated Statement of Operations.

Our unconsolidated joint ventures are generally controlled by the joint venture partners.  The joint venture agreements typically limit our interests in any profits and assets, and our respective share in any losses and liabilities that may result from the performance of the contract are limited to our stated percentage interest in the project.  Although the joint ventures’ contracts with the project owners typically require joint and several liability, our agreements with our joint venture partners may provide that each partner will assume and pay its full proportionate share of any losses resulting from a project.  We have no significant commitments beyond completion of the contract.

Sale of Equity Investment in MIBRAG

On June 10, 2009, we completed the sale of our equity investment in an incorporated mining joint venture in Germany – MIBRAG mbH (“MIBRAG”), which operates lignite coal mines and power plants in Germany.  We received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG.  (See Note 9, “Indebtedness” for further discussion of our foreign currency loss related to the foreign currency forward contract).  The following table describes the impact of these transactions for the year ended January 1, 2010:

(In millions)	Year Ended January 1, 2010
Other income, net:
Sales proceeds	$287.8
Less: carrying value	(207.0)
sale-related costs	(5.2)
Gain on sale	75.6
Loss on settlement of foreign currency forward contract	(27.7)
Other income, net	$47.9

On a net, after-tax basis, these two transactions resulted in increases to net income and diluted EPS of $30.6 million and $0.37, respectively, for the year ended January 1, 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, on a combined 100% basis for our unconsolidated joint ventures.  As explained in Note 7, “Acquisitions,” the results of operations of the Energy & Construction business, which include MIBRAG, have been included in the tables below beginning on November 16, 2007.

(In thousands)	MIBRAG Mining Joint Venture(1,2)		Other Unconsolidated Joint Ventures(3)
January 1, 2010
Current assets	N/A	(1)	$574,556
Noncurrent assets	N/A	(1)	$18,275
Current liabilities	N/A	(1)	$442,688
Noncurrent liabilities	N/A	(1)	$84

January 2, 2009
Current assets	$173,270		$587,502
Noncurrent assets	$1,048,991		$15,097
Current liabilities	$82,100		$444,845
Noncurrent liabilities	$782,008		$4,348

For the year ended January 1, 2010(1)
Revenues	$219,606		$1,993,613
Cost of revenues	(181,770)		(1,721,769)
Income from continuing operations before tax	$37,836		$271,844
Net income	$37,307		$258,969

For the year ended January 2, 2009
Revenues	$528,161		$1,978,604
Cost of revenues	(465,143)		(1,754,538)
Income from continuing operations before tax	$63,018		$224,066
Net income	$62,125		$224,066

For the year ended December 28, 2007(2)
Revenues	$66,442		$863,966
Cost of revenues	(58,766)		(767,740)
Income from continuing operations before tax	$7,676		$96,226
Net income	$7,560		$96,226

(1)	The financial information for the MIBRAG mining venture is presented through June 10, 2009, the closing date of the sale of our equity investment in MIBRAG.

(2)
For the year ended December 28, 2007, we included the results of operations for our MIBRAG mining joint venture beginning November 16, 2007, the effective date of our acquisition of WGI, through December 28, 2007.

(3)
Income from unconsolidated U.S. joint ventures is generally not taxable to the joint venture in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There was no distribution from MIBRAG for the year ended January 1, 2010.  For the years ended January 2, 2009 and December 28, 2007, we received $11.1 million and $3.6 million, respectively, of distributions from our MIBRAG mining venture.  For the years ended January 1, 2010, January 2, 2009, and December 28, 2007, we also received $85.6 million, $85.0 million, and $24.8 million, respectively, of distributions from other unconsolidated joint ventures.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	January 1, 2010	January 2, 2009
Equipment and internal-use software	$376,169	$365,855
Construction and mining equipment (1)	115,954	180,268
Furniture and fixtures	57,038	54,214
Leasehold improvements	71,037	63,267
Construction in progress	130	3,564
Land and improvements	584	584
	620,912	667,752
Accumulated depreciation and amortization	(361,962)	(320,676)
Property and equipment at cost, net	$258,950	$347,076

(1)
During the third quarter of 2009, we sold $55.7 million of mining equipment, with accumulated depreciation of $12.9 million, located in Bolivia to our former client following the client's termination of our mining contract.  For further discussion, see the “Goodwill Impairment Review” section of Note 8, “Goodwill and Intangible Assets.”

The majority of the property and equipment at cost are pledged as collateral for our 2007 Credit Facility.

Property and equipment was depreciated by using the following estimated useful lives:

Estimated Useful Lives
Equipment and internal-use software	3 – 10 years
Construction and mining equipment	3 – 15 years
Furniture and fixtures	3 – 10 years
Leasehold improvements (1)	1 – 20 years

(1)	Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Our depreciation expense related to property and equipment for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 was $86.9 million, $90.0 million and $44.8 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  ACQUISITIONS

WGI Acquisition

We account for acquisitions in accordance with the accounting guidance on business combinations.  In connection with the finalization of the purchase accounting on our acquisition of WGI in 2007, we revised our direct transaction costs and the fair values of some of the tangible and intangible assets and liabilities associated with it during the year ended January 2, 2009.  These adjustments resulted in an increase of $1.6 million in goodwill for the year ended January 2, 2009.  In addition, we recorded adjustments of $21.1 million to goodwill, during the year ended January 2, 2009, to reduce the fair value of the net normal profit liability that was recorded in purchase accounting in connection with the finalization of the valuation of individual contracts.  The final purchase price was comprised of the following:

(In thousands)	Purchase price
Cash consideration	$1,478,313
Value of URS Corporation common stock issued	1,816,821
Direct transaction costs	25,019
Total purchase price	$3,320,153

The following table summarizes the allocation of the final purchase price to the acquired net assets of WGI and the associated estimated useful lives:

Allocation of purchase price: (In thousands)	Amount	Estimated Useful Life as of November 15, 2007
Net tangible assets:
Current tangible assets	$1,215,038
Property and equipment	179,295
Other non-current tangible assets	197,492
Current liabilities	(781,086)
Long-term liabilities	(203,913)
Noncontrolling interests	(17,373)
Total net tangible assets	589,453
Identifiable intangible assets:
Customer relationships and backlog	513,131	12 years†
Trade name	50,700	6 years†
Favorable leases	2,810	4.6 years†
Total amount allocated to identifiable intangible assets	566,641
Net deferred tax assets	43,278
Accrual for restructuring costs	(29,143)
Goodwill	2,149,924
Total purchase price	$3,320,153
†Estimated weighted-average remaining useful life

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of URS Corporation and WGI for the year ended December 28, 2007 on a pro forma basis, as though the companies had been combined as of the beginning of the period presented.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of our future consolidated results of operations.

Unaudited (In millions, except per share data)	Year Ended December 28, 2007 (1)
Revenues	$8,439.0
Net income attributable to URS	$72.9
Basic EPS (2)	$0.82
Diluted EPS (2)	$0.81

(1)
During the year ended January 2, 2009, we updated our pro forma revenues to conform WGI’s accounting for unconsolidated joint ventures, previously accounted for using proportionate consolidation, to the equity method utilized by URS.  We also updated our pro forma net income attributable to URS and earnings per share information to reflect the finalization of our purchase accounting during the year ended January 2, 2009.

(2)
On January 3, 2009, the beginning of our 2009 fiscal year, we adopted new accounting guidance on share-based payment awards.  This guidance defines share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting as participating securities.  These share-based payments are considered in the earnings allocation in computing EPS under the two-class method.  Because this guidance requires retrospective application, our pro-forma EPS has been revised to reflect the impact for the fiscal year ended December 28, 2007.

Restructuring costs.  In conjunction with the WGI acquisition, we accrued anticipated restructuring costs and expect to pay out the remaining liability of $4.6 million within the next two years.  The estimated restructuring costs relate primarily to costs for severance, associated benefits, outplacement services and excess facilities.  During fiscal year 2008, we finalized the restructuring plan of the combined company and, as a result, we recorded a $2.5 million net increase to the restructuring plan.  As a result of events that occurred after the finalization of the restructuring plan, we recorded a $2.2 million decrease to the restructuring reserve and recognized the amount in the income statement for the year ended January 2, 2009.  Any other restructuring liabilities outside the scope of the accounting guidance will be recognized as Costs of Revenues in the income statement when those costs have been incurred in accordance with the accounting guidance on exit or disposal activities.  The following table presents a reconciliation of the restructuring reserve balance:

	Year Ended
(In thousands)	January 1, 2010	January 2, 2009
Estimated restructuring reserve at beginning of year	$13,262	$26,600
Net adjustments	(1,588)	336
Payments	(7,055)	(13,674)
Balance as end of year	$4,619	$13,262

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in goodwill allocated to our reportable segments from December 28, 2007 to January 1, 2010:

(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Total
Balance as of December 28, 2007	$512.6	$478.6	$2,148.4	$3,139.6
Realignment adjustments (1)	—	375.5	(375.5)	—
Acquisitions	17.2	—	—	17.2
Adjustments to goodwill	(0.9)	0.7	1.6	1.4
Balance as of January 2, 2009	528.9	854.8	1,774.5	3,158.2
Acquisition	12.5	—	—	12.5
Adjustments to goodwill	(0.7)	—	—	(0.7)
Balances at January 1, 2010	$540.7	$854.8	$1,774.5	$3,170.0

(1)
Effective at the beginning of our 2008 fiscal year, we realigned several of our operations to consolidate businesses serving the same markets or clients in the reporting segment most capable of successfully addressing these markets or clients.

The net change of $11.8 million for the year ended January 1, 2010 was primarily due to an acquisition of a privately held engineering company.  The net change of $18.6 million for the year ended January 2, 2009 was primarily due to the acquisitions of two privately held engineering companies.

Goodwill Impairment Review

In accordance with current accounting guidance, we have identified seven reporting units for the purpose of conducting our goodwill impairment review.  In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.  As a result of that evaluation, we concluded that the following were our reporting units:

•	The Infrastructure & Environment Operating Segment

•	Within the Federal Services Operating Segment:

o	Global Security Group

o	Federal Maintenance, Logistics and Engineering Group

•	Within the Energy & Construction Operating Segment:

o	Global Management and Operations Services Group

o	Civil Construction and Mining Group

o	Industrial/Process Group

o	Power Group

Beginning in the first quarter of our fiscal year 2009, our Infrastructure reporting unit was merged with our Mining reporting unit to form one reporting unit, “Civil Construction and Mining” (formerly referred to as the Infrastructure and Mining reporting unit).  During our fiscal year 2009, the following events triggered interim impairment reviews.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 10, 2009, we sold our equity investment in MIBRAG, which was significant to our Civil Construction and Mining reporting unit, as discussed in Note 5, “Investments in and Advances to Joint Ventures.”  The sale of MIBRAG triggered an interim impairment review of this reporting unit in the second quarter of 2009.  Our review indicated that the Civil Construction and Mining reporting unit’s goodwill had not been impaired.

On August 19, 2009, our client terminated, at its discretion, a Bolivian mining contract performed under our Civil Construction and Mining reporting unit.  Following the termination, our former client exercised its right under the mining contract to purchase substantially all of our mining equipment related to the mining contract.  The termination of this contract, which was significant to our Civil Construction and Mining reporting unit, triggered an interim impairment review of that reporting unit’s goodwill in the third quarter of 2009.  Our review indicated that the Civil Construction and Mining reporting unit’s goodwill had not been impaired.

As of our October 30, 2009 testing date, our annual review did not indicate an impairment of goodwill for any of our reporting units.  No events or changes in circumstances have occurred that would indicate an impairment of goodwill since the annual testing date.  There was also no goodwill impairment for any of our reporting units during the years ended January 2, 2009 and December 28, 2007.

To arrive at the cash flow projections used in the calculation of fair values for our goodwill impairment review, we use estimates of economic and market information for the next ten years.  The key assumptions we used to estimate the fair values of our reporting units are:

•	Discount rates

•	Compounded annual revenue growth rate

•	Average operating margin, and

•	Terminal value capitalization rate (“Capitalization Rate”)

Of the key assumptions, the discount rate and the Capitalization Rate are market driven.  These rates are derived from the use of market data and employment of the Capital Asset Pricing Model.  The company-dependent key assumptions are the compounded annual revenue growth rate and the average operating margin and are subject to much greater influence from our actions.  Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment.

We validate our estimate of fair value of each reporting unit under the income approach by comparing the resulting values to fair value estimates using a market approach.  A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.  When performing our annual impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

Goodwill was allocated to the reporting units based upon the respective fair values of the reporting units at the time of the various acquisitions that gave rise to the recognition of goodwill.

Although our market capitalization at the annual impairment testing date was below carrying value, our annual impairment test indicated that the fair values of the reporting units exceeded their carrying values, thereby resulting in no indication of impairment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of our reporting units had fair values in excess of carrying values by more than 10% except the Civil Construction & Mining Group reporting unit, which had a fair value, carrying value and goodwill balance of $455.3 million, $419.2 million and $293.9 million, respectively.  This reporting unit’s fair value was approximately 8.6% higher than its carrying value.  There were no other reporting units that we deemed to have a reasonable risk of a material impairment charge at the date of our annual impairment review.

Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates.  We also make certain assumptions about future market conditions, market prices, interest rates, and changes in business strategies.  Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could eliminate the excess of fair value over carrying value of a reporting unit entirely and, in some cases, could result in impairment.  Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, or a decline in the demand of our services due to changing economic conditions.  Given the contractual nature of our business, if we are unable to win or renew contracts; unable to estimate and control our contract costs; fail to adequately perform to our clients’ expectations; fail to procure third-party subcontractors, heavy equipment and materials; or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

Intangible Assets

Intangible assets are comprised of customer relationships, contracts, backlog, trade name, favorable leases and other.  As of January 1, 2010, January 2, 2009 and December 28, 2007, the cost and accumulated amortization of our intangible assets were as follows:

(In thousands)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total
Balances at December 29, 2006	$3,418	$—	$421	$3,839
WGI acquisition	539,391	34,000	2,810	576,201
Amortization expenses	(6,623)	(262)	(181)	(7,066)
Balances at December 28, 2007	536,186	33,738	3,050	572,974
Purchase accounting adjustments of WGI acquisition	(26,260)	16,700	—	(9,560)
Acquisitions	735	—	—	735
Amortization expenses	(42,706)	(9,163)	(772)	(52,641)
Balances at January 2, 2009	467,955	41,275	2,278	511,508
Amortization expenses	(43,602)	(8,450)	(771)	(52,823)
Impairment of an intangible asset	—	(32,825)	—	(32,825)
Balances at January 1, 2010	$424,353	$—	$1,507	$425,860
Estimated useful lives	2 – 16 years	N/A	2 – 9 years

Prior to January 1, 2010, our Infrastructure & Environment, Federal Services and Energy & Construction businesses were referred to as the URS, EG&G and Washington Divisions, respectively.  Effective January 1, 2010, we rebranded our EG&G and Washington Divisions under the URS name to present a single brand to our clients in the marketplace.  As a result of this rebranding initiative, in the fourth quarter of the 2009 fiscal year, we recorded a non-cash charge of $32.8 million for the write-down of the “Washington” trade name intangible asset and the adoption of a single URS brand.  This charge was included in “Impairment of an Intangible Asset” in our Consolidated Statements of Operations and was reported under the Federal Services and Energy & Construction reporting segments.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $19.6 million and $0.24, respectively, for the year ended January 1, 2010.  There were no intangible assets related to the “EG&G” or other company trade names.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the estimated future amortization expense of intangible assets:

Estimated Future Amortization Expense (In thousands)	Customer Relationships, Contracts, and Backlog	Favorable Leases and Other	Total
2010	$43,449	$558	$44,007
2011	43,207	467	43,674
2012	43,173	235	43,408
2013	43,148	82	43,230
2014	42,883	110	42,993
Thereafter	208,493	55	208,548
	$424,353	$1,507	$425,860

NOTE 9.  INDEBTEDNESS

Indebtedness consisted of the following:

(In thousands)	January 1, 2010	January 2, 2009
Bank term loans, net of debt issuance costs	$763,858	$1,059,377
Obligations under capital leases	16,481	14,785
Notes payable, foreign credit lines and other indebtedness	24,647	33,872
Total indebtedness	804,986	1,108,034
Less:
Current portion of long-term debt	115,261	16,506
Long-term debt	$689,725	$1,091,528

2007 Credit Facility

Our 2007 Credit Facility provides for two term loan facilities, originally consisting of a term loan A of $1.1 billion and a term loan B of $300.0 million, in the aggregate amount of $1.4 billion and a revolving credit facility in the amount of $700.0 million, which is also available for issuing letters of credit.  The revolving credit facility is a five-year facility.  Term loan A and the revolving credit facility will mature and expire on November 15, 2012 and term loan B will mature on May 15, 2013.

In June 2008, we amended the 2007 Credit Facility to allow us to repurchase up to one million shares of our common stock annually, provided that we maintain designated financial criteria.  During fiscal year 2009 and 2008, we repurchased one million shares of our common stock in each fiscal year as permitted by the amended 2007 Credit Facility.

As of January 1, 2010 and January 2, 2009, the outstanding balance of term loan A was $607.6 million and $842.8 million at interest rates of 1.25% and 2.69%, respectively.  As of January 1, 2010 and January 2, 2009, the outstanding balance of term loan B was $167.4 million and $232.2 million at interest rates of 2.50% and 3.69%, respectively.  We did not have an outstanding balance on our revolving line of credit as of the end of fiscal years 2009 and 2008.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scheduled principal payments under the term loans began on December 28, 2007 and are due quarterly.  Equal quarterly payments for term loan A will be required in aggregate annual amounts expressed as a percentage of the original principal amount of term loan A as follows:

Year	Percentage
2008	5%
2009	5%
2010	10%
2011	10%
2012	70%
Total	100%

Quarterly payments for term loan B will be 0.25%, or 1% on an annual basis, until the last four quarters prior to maturity, of the original aggregate principal amount of term loan B.  Over the four quarters prior to maturity, the remaining principal balance of term loan B will be payable in equal quarterly amounts.  We have the option to prepay the term loans at anytime without penalty.  During the years ended January 1, 2010 and January 2, 2009, we made total principal payments of $300 million and $200 million, respectively, under our 2007 Credit Facility.  Since we have made voluntary prepayments on our 2007 Credit Facility, we are not required to make a scheduled payment until December 2011.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from the sale of assets and the issuance of debt.  On February 16, 2010, we entered into a consent to our 2007 Credit Facility, which allows us to use the funds from the sale of our equity investment in MIBRAG for general operating purposes.

All loans outstanding under our 2007 Credit Facility bear interest, at our option, at either the base rate or LIBOR, plus in each case an applicable margin.  The applicable margin will adjust according to a performance pricing grid based on our ratio of consolidated total funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), referred to as the “Consolidated Leverage Ratio.”  For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income plus interest, depreciation and amortization expense, amounts income taxes, other non-cash items (including impairments of goodwill or intangible assets) and other pro forma adjustments related to permitted acquisitions and the WGI acquisition.  The terms “base rate” and “LIBOR” have meanings customary for financings of this type.

Under our 2007 Credit Facility, we are subject to two financial covenants: 1) a maximum consolidated leverage ratio, which is calculated by dividing consolidated total debt by consolidated EBITDA, as defined below, and 2) a minimum interest coverage ratio, which is calculated by dividing consolidated cash interest expense into consolidated EBITDA.  Both calculations are based on the financial data of our most recent four fiscal quarters.

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including impairments of goodwill or intangible assets) and other pro forma adjustments related to permitted acquisitions and the WGI acquisition in 2007.  As of January 1, 2010, our consolidated leverage ratio was 1.2, which did not exceed the maximum consolidated leverage ratio of 2.375, and our consolidated interest coverage ratio was 16.4, which exceeded the minimum consolidated interest coverage ratio of 5.0.  We were in compliance with the covenants of our 2007 Credit Facility as of January 1, 2010.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Line of Credit

Our revolving line of credit is used to fund daily operating cash needs and to support our standby letters of credit.  In the ordinary course of business, the use of our revolving line of credit is a function of collection and disbursement activities.  Our daily cash needs generally follow a predictable pattern that parallels our payroll cycles, which dictate, as necessary, our short-term borrowing requirements.

We did not have an outstanding debt balance on our revolving line of credit as of January 1, 2010 and January 2, 2009.  As of January 1, 2010, we issued $200.0 million of letters of credit, leaving $500.0 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of January 1, 2010, we would remain in compliance with the covenants of our 2007 Credit Facility.

Our revolving line of credit information was summarized as follows:

	Year Ended
(In millions, except percentages)	January 1, 2010	January 2, 2009	December 28, 2007
Effective average interest rates paid on the revolving line of credit	3.2%	5.6%	8.2%
Average daily revolving line of credit balances	$—	$0.2	$2.3
Maximum amounts outstanding at any one point	$0.3	$7.7	$40.3

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of January 1, 2010 and January 2, 2009, we had outstanding amounts of $24.6 million and $33.9 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted average interest rates of the notes were approximately 5.6% and 5.7% as of January 1, 2010 and January 2, 2009, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and in some cases, parent guarantees.  As of January 1, 2010 and January 2, 2009, we had $15.8 million and $13.3 million in lines of credit available under these facilities, respectively, with no amount outstanding.

Capital Leases.  As of January 1, 2010 and January 2, 2009, we had approximately $16.5 million and $14.8 million in obligations under our capital leases, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Maturities

As of January 1, 2010, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter were as follows:

(In thousands)
Less than one year	$108,611
Second year	7,407
Third year	598,749
Fourth year	73,326
Fifth year	272
Thereafter	140
$788,505

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2010, the amounts of capital leases that mature in the next five years and thereafter were as follows:

(In thousands)	Capital Leases
Less than one year	$7,414
Second year	5,193
Third year	2,881
Fourth year	1,700
Fifth year	809
Thereafter	—
Total minimum lease payments	17,997
Less: amounts representing interest	1,516
Present value of net minimum lease payments	$16,481

Costs Incurred for Extinguishment of Debt

The write-off of the prepaid financing fees, debt issuance costs and discounts and the amounts paid for call premiums are included in the general and administrative expenses of our Consolidated Statements of Operations.  For the years ended January 1, 2010 and January 2, 2009, we did not incur costs for debt extinguishment.  We incurred $2.9 million to extinguish our 2005 senior credit facility during the year ended December 28, 2007.

NOTE 10.  FAIR VALUE OF DEBT INSTRUMENTS, SHORT-TERM INVESTMENTS AND DERIVATIVE INSTRUMENTS

Our short-term investment and derivative instruments, which consist of our interest rate swaps, were carried at fair values as of January 1, 2010 and January 2, 2009, as presented in the following tables:

(In millions)	Total Carrying Value as of January 1, 2010	Fair Value Measurement as of January 1, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)
Interest rate swap liability	$7.1	$—	$7.1	$—
Short-term investment	30.7	—	30.7	—

(In millions)	Total Carrying Value as of January 2, 2009	Fair Value Measurement as of January 2, 2009
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$15.7	$—	$15.7	$—

Our derivative instruments are used as a risk management tool and not for trading or speculative purposes.  The fair values of our derivative instruments are based on mark-to-model measurements that are interpolated from observable market data as of January 1, 2010 and January 2, 2009 and for the duration of each derivative’s term.  The fair value of our short-term investment, consisting of an interest-bearing time deposit, approximates its carrying value based on the current market rates for similar instruments.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007 Credit Facility

As of January 1, 2010 and January 2, 2009, the estimated current market value of term loans A and B, net of debt issuance costs, was approximately $25.3 million and $104.4 million less than the amount reported on our Consolidated Balance Sheets, respectively.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loans.  The increases in the fair values of our loans from January 2, 2009 to January 1, 2010 were mainly due to the improvement in the financial market.

Interest Rate Swaps

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we had three floating-for-fixed interest rate swaps with notional amounts totaling $900.0 million, $500.0 million of which expired in December 2008 and $200.0 million of which expired in December 2009.  The remaining $200.0 million will expire in December 2010.

As of January 1, 2010 and January 2, 2009, the fair values of our interest rate swap liabilities were $7.1 million and $15.7 million, respectively.  The short-term portion of the swap liabilities was recorded in “Accrued expenses and other” on our Consolidated Balance Sheets, and the long-term portion of the swap liabilities was recorded in “Other long-term liabilities.”  The adjustments to fair values of the swap liabilities were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Consolidated Statements of Operations as our interest rate swaps are effective hedges.

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

On June 12, 2009, we settled our foreign currency forward contract.  For the year ended January 1, 2010, we recorded a loss on the settlement of this contract of $27.7 million in “Other income, net” in our Consolidated Statements of Operations.  The following table presents the components of our foreign currency forward contract loss:

(In millions)	Year Ended January 1, 2010
Effective hedge portion of the contract	$17.9
Unhedged portion of the contract	9.8
Loss on settlement of foreign currency forward contract	$27.7

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.  BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	As of
(In millions)	January 1, 2010	January 2, 2009
Billings in excess of costs and accrued earnings on contracts	$195.6	$182.6
Advance payments negotiated as a contract condition	10.1	30.4
Estimated losses on uncompleted contracts	19.0	21.0
Normal profit liabilities	0.4	11.1
Project-related legal liabilities and other project-related reserves	5.9	4.0
Other	4.3	5.1
Total	$235.3	$254.2

NOTE 12.  INCOME TAXES

The components of income tax expense were as follows:

	Year Ended
(In thousands)	January 1, 2010	January 2, 2009	December 28, 2007
Current:
Federal	$33,455	$26,721	$6,156
State and local	18,660	19,394	13,537
Foreign	17,795	19,097	8,073
Subtotal	69,910	65,212	27,766

Deferred:
Federal	101,623	102,067	70,182
State and local	4,028	6,404	552
Foreign	1,995	(870)	(1,246)
Subtotal	107,646	107,601	69,488
Total income tax expense	$177,556	$172,813	$97,254

The income before income taxes, by geographic area, was as follows:

	Year Ended
(In thousands)	January 1, 2010	January 2, 2009	December 28, 2007
Income before income taxes:
United States	$339,423	$373,746	$228,747
International	129,052	40,624	6,307
Total income before income taxes	$468,475	$414,370	$235,054

As of January 1, 2010 and January 2, 2009, we had remaining tax deductible goodwill of $421.6 million and $508.4 million, respectively, resulting from acquisitions by WGI before our acquisition of WGI; as well as from our other prior acquisitions.  The amortization of this tax goodwill is deductible over various periods ranging up to 13 years.  The tax deduction for goodwill for 2010 will be $87.3 million.  The amount of the tax deduction for goodwill decreases slightly over the next four years and will be substantially lower after five years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2010, our federal net operating loss (“NOL”) carryover, per income tax returns filed or to be filed, was approximately $22.2 million; all of the NOL was generated by CRI Resources, Inc. (“CRI”) and is limited by the earnings of CRI.  These federal NOL carryovers expire in years 2020 through 2025.  In addition to the federal NOL, there are state income tax NOL carryovers in various states which would reduce state taxes payable in those states by approximately $29.3 million.  There are also foreign NOL carryovers of approximately $294.7 million, offset by a valuation allowance of $274.3 million.  The remaining $20.4 million of foreign NOL carryovers are in various taxing jurisdictions.  None of these NOL carryovers are individually material and the majority have no expiration date.  Full recovery of the state and foreign NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable state or foreign taxing jurisdiction.

The significant components of our deferred tax assets and liabilities were as follows:

Deferred tax assets (liabilities) resulting from:

(In thousands)	January 1, 2010	January 2, 2009	December 28, 2007
Current:
Receivable allowances	$9,722	$6,978	$7,850
Net operating losses	1,950	46,543	34,676
Timing of income from partnerships and limited liability companies	(2,090)	17,569	25,799
Estimated loss accruals	30,795	31,485	41,104
State income taxes	2,620	5,159	4,720
Payroll-related accruals	96,157	76,024	57,511
Self-insurance reserves	7,813	5,542	11,289
Unearned revenue	(550)	11,895	12,620
Deferred compensation and post-retirement benefit accruals	3,315	3,420	2,978
Proposal costs on pending contract awards	1,403	1,472	3,031
Other	5,225	2,217	9,226
Gross current deferred tax assets	156,360	208,304	210,804
Valuation allowance	(4,308)	(7,330)	(23,040)
Current deferred tax assets	152,052	200,974	187,764
Revenue on retained accounts receivable	(9,128)	(12,837)	(17,962)
Costs and accrued earnings in excess of billings on contracts	(22,740)	(9,633)	(11,338)
Prepaid expenses	(8,723)	(3,973)	(4,297)
Market value adjustment on acquired assets	(13,263)	(13,470)	(20,279)
Current deferred tax liabilities	(53,854)	(39,913)	(53,876)
Net current deferred tax assets	$98,198	$161,061	$133,888

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	January 1, 2010	January 2, 2009	December 28, 2007
Non-Current:
Deferred compensation and post-retirement benefit accruals	$81,829	$83,609	$71,256
Self-insurance reserves	37,341	46,797	42,138
Property, plant and equipment	765	2,855	8,532
Foreign tax credits	24,985	18,550	17,980
Income tax credits	3,411	22,405	22,474
Rental accruals	5,624	6,812	6,445
Net operating losses	102,653	104,675	195,994
Other reserves	21,066	12,016	10,852
Acquisition restructuring reserves	2,339	5,498	8,391
Gross non-current deferred tax assets	280,013	303,217	384,062
Valuation allowance	(83,253)	(93,097)	(78,711)
Net non-current deferred tax assets	196,760	210,120	305,351
Goodwill and other intangibles	(290,524)	(288,260)	(278,007)
Foreign subsidiary outside basis difference	(47,716)	(25,479)	(5,660)
Domestic subsidiary outside basis difference	(145,590)	(133,923)	(133,923)
Market value adjustment on acquired assets	(4,433)	(4,433)	(3,672)
Property, plant and equipment	(33,208)	(28,190)	(21,147)
Non-current deferred tax liabilities	(521,471)	(480,285)	(442,409)
Net non-current deferred tax liabilities	$(324,711)	$(270,165)	$(137,058)

The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

	Year Ended
(In thousands)	January 1, 2010	January 2, 2009	December 28, 2007
Federal income tax expense based upon federal statutory tax rate of 35%	$163,966	$145,029	$82,268
Non-deductible meals and entertainment	3,299	6,725	843
Other non-deductible expenses	3,340	4,563	2,941
Federal and state tax credits	(2,996)	(1,255)	(1,234)
Change in indefinite reinvestment assertion and related adjustments	(7,805)	—	—
State taxes, net of federal benefit	17,656	21,024	11,529
Other adjustments	96	(3,273)	907
Total income tax expense	$177,556	$172,813	$97,254
The effective income tax rates for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 are as follows:

Year Ended	Effective Income Tax Rates
January 1, 2010	37.7%
January 2, 2009	41.9%
December 28, 2007	41.4%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant reduction in our effective tax rate during the year ended January 1, 2010 was due primarily to a determination we made during the year that the undistributed earnings of those foreign subsidiaries we owned prior to the WGI acquisition that were previously indefinitely reinvested would no longer be indefinitely reinvested offshore.  This determination resulted in accrual of deferred U.S. tax liabilities on the undistributed earnings of these foreign subsidiaries and also the recognition of future foreign tax credits associated with their undistributed earnings.  Because the foreign tax credits significantly exceeded our accrual of deferred U.S. tax liabilities on these undistributed earnings, our effective tax rate for the year was reduced.  This rate reduction was partially offset by the establishment during the year of valuation allowances against existing deferred tax assets, and also by the write-off of foreign income tax receivables associated with prior earnings of some of our foreign subsidiaries that we determined during the year could not be collected.

During the first quarter of 2010, we made a separate determination that the undistributed earnings of a different foreign subsidiary, acquired during the WGI acquisition, that did not previously indefinitely reinvest its earnings offshore, will now indefinitely reinvest its earnings offshore.  This will cause the reversal of a deferred U.S. tax liability on the undistributed earnings of this subsidiary, which will exceed the reversal of the recognition of future foreign tax credits and therefore, will significantly reduce our effective tax rate for 2010.

As of January 1, 2010 and January 2, 2009, we had $25.3 million and $51.3 million of unrecognized tax benefits, respectively.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2009 were $14.9 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	January 1, 2010	January 2, 2009	December 28, 2007
Unrecognized tax benefits beginning balance	$51,344	$39,667	$20,138
Gross increase – tax positions in prior years	2,995	13,025	2,340
Gross decrease – tax positions in prior years	(273)	(1,112)	(1,179)
Gross increase – current period tax positions	565	1,771	1,534
Settlements	(27,588)	(1,048)	(3,403)
Lapse of statute of limitations	(1,786)	(959)	(687)
Unrecognized tax benefits acquired in current year	—	—	20,924
Unrecognized tax benefits ending balance	$25,257	$51,344	$39,667

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the years ended January 1, 2010, January 2, 2009 and December 28, 2007, we recognized $0.5 million, $1.6 million and $0.6 million, respectively, in interest and penalties.  We have accrued approximately $5.6 million and $4.9 million in interest and penalties as of January 1, 2010 and January 2, 2009, respectively.  The unrecognized tax benefits settled during the year ended January 1, 2010 included all of the unrecognized tax benefits acquired in the year ended December 28, 2007.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1998.

It is reasonably possible that we will recognize up to $1.7 million in previously unrecognized tax benefits within the next twelve months as a result of the settlement of state and federal tax audits.  The timing and amounts of these audit settlements are uncertain, but we do not expect any of these settlements to have a significant impact on our financial position or results of operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Contribution Plans

We maintain several defined contribution retirement plans for the Infrastructure & Environment business, Federal Services business and Energy & Construction business.  Participation in these plans is available to substantially all salaried, hourly and part-time employees, and employees covered by collective bargaining agreements.  The defined contribution plans are qualified, maintained and operated in compliance with Employee Retirement Income Security Act (“ERISA”).  Cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan.

The primary defined contribution plans, including the URS Corporation 401(k) Plan and the Washington Group International, Inc. 401(k) Plan (“401(k) Plans”) have been established for the benefit of the participants’ retirement savings.

We made contributions of $86.6 million, $82.5 million and $40.5 million to the 401(k) Plans and other defined contribution plans during the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

Some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees.  We made contributions in the amounts of approximately $12.5 million, $11.8 million and $9.0 million for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

Deferred Compensation Plans

We maintain various deferred compensation plans, including a restoration plan for some executives of the Energy & Construction business.  The Washington Group International, Inc. Voluntary Deferred Compensation Plan allows for deferral of salary and incentive compensation.  The Washington Group International, Inc. Restoration Plan provides matching contributions on compensation not eligible for matching contributions under the Washington Group International, Inc. 401(k) Plan.  As of January 1, 2010 and January 2, 2009, the accrued benefit amounts for our deferred compensation plans were $22.8 million and $25.8 million, respectively, and are included in pension, post-retirement and other benefit obligations.

Multiemployer Pension Plans

We participate in various construction-industry multiemployer pension plans.  Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements.  Under ERISA, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.  We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate.  The contributions to these plans were $44.5 million, $45.8 million, and $4.4 million for the years ended January 1, 2010, January 2, 2009, and December 28, 2007, respectively.

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans, including the following significant plans.

We provide a defined benefit plan, the EG&G Technical Services, Inc. Employees Retirement Plan, to cover some of the Federal Services business’ hourly and salaried employees as well as our employees of a joint venture in which this business group participates.  This pension plan provides retirement benefit payments for the life of participating retired employees.  It was closed to new participants on June 30, 2003, but active participants continue to accrue benefits.  All participants are fully vested in their benefits.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the WGI acquisition, we assumed various defined benefit pension plans and unfunded supplemental retirement plans, including the Washington Government Services Group Pension Plan, the Washington Government Services Group Executive Pension Plan, the Washington Safety Management Solutions Pension Plan, and others, which primarily cover groups of current and former employees of the Energy & Construction business.  Qualified pension plan assets are invested in a master pension trust that invests primarily in publicly traded common stocks, bonds, government securities and cash equivalents.  Benefits provided to all participants under the pension plans were frozen on or before December 31, 2005.  No new employees will be eligible to participate in these plans.  Accrued pension benefits for the qualified pension plans are based on pay and service through December 31, 2005.

We also provide a foreign defined benefit plan (“Final Salary Pension Fund”) in the U.K.  The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses.  In 2006, we made a decision pursuant to a formal curtailment plan to eliminate the accrual of defined benefits for all future benefits under the Final Salary Pension Fund.

Valuation

We measure our pension costs according to actuarial valuations and the projected unit credit method is used to determine pension costs for financial accounting purposes.

The discount rates for the domestic defined benefit plans were derived using an actuarial “bond model.”  The model assumes that we purchase bonds with a credit rating of AA or better by Moody’s at prices based on a current bond yield and bond quality.  The model develops the yield on this portfolio of bonds as of the measurement date.  The cash flows from the bonds selected for the portfolio generally match our expected benefit payments in future years.  If cash flows from the bond portfolio exceed the benefit payments in early years, the model assumes the excess cash flow is reinvested at the rates implied by the Citigroup Pension Discount Spot Rate Curve.  The weighted average of the bond yields is determined based upon the estimated retirement payments in order to derive the discount rate used in calculating the present value of the pension plan obligations.  The discount rates were derived and are compared to the discount rates used by other publicly traded companies.

The discount rate for the unfunded supplemental executive retirement plans and salary continuation plan was derived using the bond model and was adjusted for each plan.  The Citigroup Pension Discount Spot Rate Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date.  The yield differential was applied to the bond model rate to derive the discount rate.

The discount rate for the Final Salary Pension Fund was based on the Merrill Lynch over 15-Year AA Corporate Bonds Index with considerations of the currency and term of this plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our estimates of benefit obligations and assumptions used to measure those obligations for the defined benefit plans as of January 1, 2010 and January 2, 2009, were as follows:

(In thousands, except percentages)	Domestic Plans		Foreign Plan
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$285,673	$273,516	$10,926	$22,363
Service cost	6,061	6,279	—	—
Interest cost	18,463	18,014	743	969
Plan amendment (1)	—	(3,795)	—	—
Plan curtailment (2)	—	(876)	—	—
Benefits paid and expenses	(14,757)	(13,950)	(12)	(14)
Exchange rate changes	—	—	1,350	(5,673)
Actuarial (gain) loss	17,945	6,485	6,651	(6,719)
Benefit obligation at end of year	$313,385	$285,673	$19,658	$10,926

Change in plan assets:
Fair value of plan assets at beginning of year	$147,652	$183,328	$7,508	$11,401
Actual gain (loss) on plan assets	27,286	(45,105)	1,115	(1,656)
Employer contributions	14,847	18,363	1,103	782
Employer direct benefit payments	4,908	5,016	—	—
Exchange rate changes	—	—	829	(3,005)
Benefits paid and expenses	(14,757)	(13,950)	(12)	(14)
Fair value of plan assets at end of year	$179,936	$147,652	$10,543	$7,508

Underfunded status reconciliation:
Underfunded status	$133,449	$138,021	$9,115	$3,418
Net amount recognized	$133,449	$138,021	$9,115	$3,418

Amounts recognized in our balance sheet consist of:
Accrued benefit liability included in current liabilities	$4,818	$4,836	$—	$—
Accrued benefit liability included in other long-term liabilities	128,631	133,185	9,115	3,418
Net amount recognized	$133,449	$138,021	$9,115	$3,418

Amounts recognized in accumulated other comprehensive income consist of:
Prior service income	$8,903	$12,087	$—	$—
Net gain (loss)	(74,955)	(70,395)	(5,549)	572
Net amount recognized	$(66,052)	$(58,308)	$(5,549)	$572

Additional information:
Accumulated benefit obligation	$309,451	$280,021	$19,658	$10,926

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.05%	6.62%	5.75%	6.40%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension costs and other comprehensive income included the following components for the years ended January 1, 2010, January 2, 2009 and December 28, 2007.

	Domestic Plans			Foreign Plan
(In thousands, except percentages)	January 1, 2010	January 2, 2009	December 28, 2007	January 1, 2010	January 2, 2009	December 28, 2007
Net periodic pension costs:
Service cost	$6,061	$6,279	$7,326	$—	$—	$—
Interest cost	18,463	18,014	12,097	743	969	1,057
Expected return on assets	(15,005)	(15,211)	(11,780)	(435)	(414)	(498)
Amortization of prior service cost	(3,184)	(2,073)	(2,073)	—	—	—
Recognized actuarial loss	1,104	47	1,414	—	59	194
Curtailment gain (1)	—	(873)	—	—	—	—
Total net periodic pension costs	$7,439	$6,183	$6,984	$308	$614	$753

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$—	$(3,795)	$—	$—	$—	$—
Net loss (gain)	5,665	66,798	(18,632)	5,970	(4,649)	251
Effect of exchange rate changes on amounts included in accumulated other comprehensive income	—	—	—	151	(1,160)	104
Amortization or curtailment recognition of prior service credit	3,184	2,073	2,073	—	—	—
Amortization or settlement recognition of net loss	(1,105)	(47)	(1,414)	—	(59)	(194)
Total recognized in other comprehensive loss (income)	$7,744	$65,029	$(17,973)	$6,121	$(5,868)	$161

Total recognized in net periodic pension costs and other comprehensive loss (income)	$15,183	$71,212	$(10,989)	$6,429	$(5,254)	$914

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	6.62%	6.75%	5.86%	6.40%	5.60%	5.60%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets (2)	8.00%	8.00%	8.50%	5.10%	4.50%	4.50%
Measurement dates	1/2/2009	12/28/2007	12/29/2006	1/2/2009	12/31/2007	12/31/2006

(1)	The curtailment gain was a result of the termination of a customer contract, which resulted in a reduction in our workforce.

(2)	Based on our most recent analysis, our expected long-term rate of return assumptions are 8.0% for domestic plans and 5.1% for foreign plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment policies & strategies

Our investment policies and strategies are to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan.  The plans' investment managers employ both active and passive investment management strategies with the goal of outperforming the broad markets in which they invest.  Our risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets.  The target asset allocation selected for each U.S. plan reflects a risk/return profile that we believe is appropriate relative to each plan's liability structure and return goals.  We conduct periodic asset-liability studies for U.S. plan assets in order to model various potential asset allocations in comparison to each plan's forecasted liabilities and liquidity needs.

For our domestic and foreign plans, investment objectives are aligned to generate returns that will enable the plans to meet their future obligations.

The assumptions we use in determining the expected long-term rate of return on plan assets are based on an actuarial analysis.  This analysis includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy, given the anticipated requirements of the plan, to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits.  While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

Our weighted-average target asset allocation for the defined benefit plans is as follows:

	Current Target Asset Allocation
	Domestic Plans	Foreign Plan
Equity securities	53%	33%
Real estate	—	35%
Debt securities	47%	25%
Other	—	7%
Total	100%	100%

We expect to make cash contributions, including estimated employer direct benefit payments, during 2010 of approximately $16.8 million to the domestic and foreign defined benefit plans.

As of January 1, 2010, the estimated portions of the net loss and the prior service credit in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $3.7 million and $3.2 million, respectively.  In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

	Estimated Future Benefit Payments
For the Fiscal Year:	Domestic Plans	Foreign Plan
(In thousands)
2010	$16,717	$26
2011	17,479	50
2012	34,811	24
2013	19,299	35
2014	20,264	69
Next five fiscal years thereafter	111,284	1,116
	$219,854	$1,320

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans) for our Energy & Construction and Federal Services businesses.  Post-retirement benefit plans provide medical and life insurance benefits to employees that meet eligibility requirements.  All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.  The post-retirement benefits provided under company-sponsored health care and life insurance plans of the Energy & Construction business were frozen.  We have reserved the right to amend or terminate the post-retirement benefits currently provided under the plans and may increase retirees’ cash contributions at any time.

Valuation

Our measures of the accumulated benefit obligation and net periodic benefit costs reflect amounts associated with the Medicare subsidy.  We measure our post-retirement benefit costs according to actuarial valuations and the projected unit credit method is used to determine post-retirement benefit costs for financial accounting purposes.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our estimates of aggregated benefit obligations and assumptions used to measure those obligations of the post-retirement benefit plans at January 1, 2010 and January 2, 2009 were as follows:

(In thousands)	January 1, 2010	January 2, 2009
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$40,539	$41,896
Service cost	60	60
Interest cost	2,504	2,566
Participant contributions	1,905	1,831
Exchange rate changes	44	(61)
Benefits paid and expenses	(5,302)	(5,494)
Actuarial gain (loss)	1,353	(259)
Accumulated post-retirement benefit obligation at end of year	$41,103	$40,539

Change in plan assets:
Fair value of plan assets at beginning of year	$2,722	$3,552
Actual gain (loss) on plan assets	510	(830)
Employer contributions	248	85
Employer direct benefit payments	3,149	3,578
Participant contributions	1,905	1,831
Benefits paid and expenses	(5,302)	(5,494)
Fair value of plan assets at end of year	$3,232	$2,722

Funded status reconciliation:
Unfunded status	$37,871	$37,817
Net amount recognized	$37,871	$37,817

Amounts recognized in our balance sheets consist of:
Noncurrent assets	$(937)	$(514)
Accrued post-retirement benefit liability included in current liabilities	3,368	3,678
Accrued post-retirement benefit liability included in other long-term liabilities	35,440	34,653
Net amount recognized	$37,871	$37,817

Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$1,448	$2,662
Net amount recognized	$1,448	$2,662

Additional information:
Projected benefit obligation	$38,809	$38,331

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.72%	6.59%
Rate of compensation increase	N/A	N/A

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic post-retirement benefit costs and other comprehensive income included the following components for the years ended January 1, 2010, January 2, 2009 and December 28, 2007.

	Year Ended
(In thousands, except for percentages)	January 1, 2010	January 2, 2009	December 28, 2007
Net periodic post-retirement benefit costs:
Service cost	$60	$60	$232
Interest cost	2,504	2,566	579
Expected return on assets	(211)	(278)	(291)
Recognized actuarial gain	(163)	(243)	—
Total net periodic post-retirement benefit costs	$2,190	$2,105	$520

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$1,054	$849	$(4,714)
Effect of exchange rates on amount in accumulated other comprehensive income	(3)	1	—
Amortization or settlement recognition of net gain	163	243	—
Total recognized in other comprehensive loss (income)	$1,214	$1,093	$(4,714)

Total recognized in net periodic post-retirement benefit costs and other comprehensive loss (income)	$3,404	$3,198	$(4,194)

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	6.59%	6.48%	5.90%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets (1)	8.00%	8.50%	8.50%
Measurement dates	1/2/2009	12/28/2007	12/29/2006

(1)	Based on our most recent analysis, our expected long-term rate of return assumption for our post-retirement benefit plans will be 8.0%.

	January 1, 2010	January 2, 2009
Assumed health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	10.00%	9.08%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2012

Assumed health care costs trend rates have a significant effect on the health care plan.  A one percentage point change in assumed health care costs trend rates would have the following effects on net periodic cost for the year ended January 1, 2010 and the accumulated post-retirement benefit obligation as of January 1, 2010:

	1% Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$101	$(91)
Effect on post-retirement benefit obligation	1,836	(1,638)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment policies & strategies

Among all the post retirement benefit plans we sponsor, the post-retirement medical plan of the Federal Services business is a funded plan and the plan assets are invested in a master trust.  The other post-retirement benefit plans are unfunded.  The investment policies and strategies of our funded post-retirement benefit plan are the same as previously described in the “Defined Benefit Plans” section.

Our weighted-average target asset allocation for the funded post-retirement benefit plans is as follows:

Current Target Asset Allocation
Equity securities	50%
Debt securities	50%
Total	100%

We currently expect to make cash contributions, including estimated employer direct benefit payments, of approximately $3.6 million to the post-retirement benefit plans for 2010.

As of January 1, 2010, the estimated portions of the net gain and the prior service cost (credit) in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $0.1 million and zero, respectively.  Our Medicare Part D subsidy receipts were $0.5 million in both fiscal years 2009 and 2008.  In addition, the estimated future benefit payments to be paid out and estimated Medicare subsidy receipts in the next ten years are as follows:

For the Fiscal Year:	Estimated Future Benefit Payments	Estimated Medicare Subsidy Receipts
(In thousands)
2010	$3,627	$484
2011	3,723	452
2012	3,760	422
2013	3,789	389
2014	3,774	357
Next five fiscal years thereafter	17,555	1,354
	$36,228	$3,458

Fair Values of Defined Benefit Plans and Post-retirement Benefit Plan Assets

As of January 1, 2010, the fair values of our defined benefit plan assets by the major asset categories are as follows:

(In thousands)	Total Carrying Value as of January 1, 2010	Fair Value Measurement as of January 1, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,668	$611	$1,057	$—
US equity funds	71,825	—	71,825	—
International equity funds	30,858	—	30,858	—
Fixed income securities	83,714	—	83,714	—
International property fund	2,414	—	2,414	—
Total	$190,479	$611	$189,868	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2010, the fair values of our post-retirement benefit plan assets by the major asset categories are as follows:

(In thousands)	Total Carrying Value as of January 1, 2010	Fair Value Measurement as of January 1, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28	$14	$14	$—
US equity funds	1,067	—	1,067	—
International equity funds	581	—	581	—
International property fund	1,556	—	1,556	—
Total	$3,232	$14	$3,218	$—

Level 1:  The fair values of the plans’ interest in cash.

Level 2:  The fair values of the plans’ interest in common collective trust funds are based on quoted prices for identical or similar assets in active markets, quoted prices for identical or similar assets in inactive markets, inputs other than quoted prices that are observable for the asset, and/or inputs that are derived principally from or corroborated by observable market data by correlation or other means.  If the asset has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset.

NOTE 14.  STOCKHOLDERS’ EQUITY

Equity Incentive Plans

On May 22, 2008, our stockholders approved our 2008 Equity Incentive Plan (the “2008 Plan”), which authorizes the issuance of up to five million shares of our common stock in the form of restricted stock awards, restricted stock units, stock options and other forms of equity awards.  As of January 1, 2010, approximately 1.3 million shares were issued as restricted stock awards and 0.1 million shares were issuable upon the vesting of restricted stock units under the 2008 Plan.  In addition, approximately 3.6 million shares remained reserved for future grant under the 2008 Plan.  The 2008 Plan replaces our 1999 Equity Incentive Plan (“1999 Plan”).  Although the 1999 Plan became inactive, we still had approximately 1.3 million shares of nonvested restricted stock awards and restricted stock units and approximately 0.8 million shares of outstanding unexercised stock options that had been granted under the 1999 Plan.

Stock Repurchase Program

On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that authorized the annual repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our 1999 Plan, 2008 Plan and Employee Stock Purchase Plan (“ESPP”) for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  On February 26, 2010, the Board of Directors approved to extend the stock repurchase period from January 2, 2010 through December 28, 2012.  Notwithstanding our Board’s approval of our stock repurchase program, pursuant to our 2007 Credit Facility, we were subject to covenants that limited our ability to repurchase our common stock.  However, on June 19, 2008, we amended our 2007 Credit Facility so that, if we maintained designated financial criteria, we were allowed to repurchase up to one million shares of common stock annually.  During the year ended January 1, 2010, we repurchased one million shares of our common stock, which are held as treasury stock, at an average price of $41.23 per common share for approximately $41.2 million.  During the year ended January 2, 2009, we repurchased one million shares of our common stock at an average price of $42.30 per common share for approximately $42.3 million.

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Costs of revenues” in our Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our stock-based compensation expenses related to restricted stock awards and units, employee stock purchase plan, stock options and the related income tax benefits recognized for the years ended January 1, 2010, January 2, 2009 and December 28, 2007.

	Years Ended
(In millions)	January 1, 2010	January 2, 2009	December 28, 2007
Stock-based compensation expenses:
Restricted stock awards and units	$40.2	$30.3	$22.5
Employee stock purchase plan	1.0	—	—
Stock options	—	—	2.6
Stock-based compensation expenses	$41.2	$30.3	$25.1

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$15.8	$11.7	$9.7

Employee Stock Purchase Plan

Our ESPP allows qualifying employees to purchase shares of our common stock through payroll deductions of up to 10% of their compensation, subject to Internal Revenue Code limitations, at a price of 95% of the fair market value as of the end of each of the six-month offering periods.  The offering periods commence on January 1 and July 1 of each year.

For the years ended January 1, 2010, January 2, 2009 and December 28, 2007, employees purchased approximately 219,000, 353,000 and 223,000 shares under our ESPP, respectively.  Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 were $15.7 million, $27.2 million and $19.2 million, respectively.

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over a four-year period.  Vesting of some awards is subject to both service requirements and performance conditions.  Restricted stock awards and units with a performance condition vest upon the fulfillment of service requirements and achievement of an annual net income target, established in the first quarter of the fiscal year preceding the vesting date.  Our awards are measured based on the stock price on the date that all of the key terms and conditions related to the award are known and are expensed over their respective vesting periods.  Restricted stock awards and restricted stock units are expensed on a straight-line basis over their respective vesting periods subject to the probability of meeting performance and service requirements.

As of January 1, 2010, we had estimated unrecognized stock-based compensation expense of $87.8 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.6 years.  The following table summarizes the total fair values of vested shares, according to their contractual terms, and the grant date fair values of restricted stock awards and units granted during the years ended January 1, 2010 and January 2, 2009:

(In millions)	January 1, 2010	January 2, 2009
Fair values of shares vested	$32.7	$21.3
Grant date fair values of restricted stock awards and units granted	$50.9	$50.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status and changes of our nonvested restricted stock awards and units, according to their contractual terms, as of and during the year ended January 1, 2010 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 2, 2009	2,488,531	$40.37
Granted	1,086,023	$46.83
Vested	(760,268)	$42.96
Forfeited	(169,715)	$42.25
Nonvested at January 1, 2010	2,644,571	$42.16

Stock Options

We have not granted any stock options since September 2005.  Stock options expire in ten years from the date of grant.  A summary of the status and changes of the stock options, according to the contractual terms, from December 26, 2006 through January 1, 2010 are presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 29, 2006	2,368,308	$22.56	5.87	$48.0
Exercised	(745,134)	$22.43
Forfeited/expired/cancelled	(17,217)	$25.45
Outstanding at December 28, 2007	1,605,957	$22.60	4.74	$51.7
Exercised	(561,585)	$22.26
Forfeited/expired/cancelled	(9,768)	$23.93
Outstanding at January 2, 2009	1,034,604	$22.77	4.31	$19.3
Exercised	(259,248)	$22.16
Forfeited/expired/cancelled	(9,290)	$21.84
Outstanding and exercisable at January 1, 2010	766,066	$22.99	3.46	$16.5

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing price of $44.52 as of the last trading day of our 2009 fiscal year, which would have been received by the option holders had all option holders exercised their options as of that date.

For the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $6.1 million, $12.1 million and $20.6 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards nor any unrecognized related expense.  The total fair value of shares vested during the years ended January 2, 2009 and December 28, 2007 was $0.1 million and $4.6 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  SEGMENT AND RELATED INFORMATION

We operate our business through the following three segments:

•
Infrastructure & Environment business (formerly referred to as the URS Division) provides a comprehensive range of professional program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

•
Federal Services business (formerly referred to as the EG&G Division) provides services to various U.S. federal government agencies, primarily the Departments of Defense and Homeland Security.  These services include program management, planning, design and engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure.

•
Energy & Construction business (formerly referred to as the Washington Division) provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

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

Prior to January 1, 2010, our Infrastructure & Environment, Federal Services and Energy & Construction businesses were referred to as the URS, EG&G and Washington Divisions, respectively.  However, effective January 1, 2010, we rebranded our EG&G and Washington Divisions under the URS name to present a single brand to our clients in the marketplace.  In conjunction with this rebranding initiative, we renamed these businesses as outlined above, for both internal communications and segment reporting purposes.  The renaming of these businesses did not affect our internal organization or reporting segments.

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

	Year Ended
(In millions)	January 1, 2010	January 2, 2009	December 28, 2007 (1)
Revenues
Infrastructure & Environment	$3,170.4	$3,395.6	$3,129.0
Federal Services	2,561.3	2,415.7	1,562.9
Energy & Construction	3,583.9	4,328.9	763.0
Inter-segment, eliminations and other	(66.5)	(53.9)	(71.9)
Total revenues	$9,249.1	$10,086.3	$5,383.0
Equity in income of unconsolidated joint ventures
Infrastructure & Environment	$6.2	$11.8	$10.3
Federal Services	5.7	7.3	5.7
Energy & Construction	89.0	87.2	15.5
Total equity in income of unconsolidated joint ventures	$100.9	$106.3	$31.5
Contribution (2)
Infrastructure & Environment	$267.0	$253.2	$216.9
Federal Services	168.4	152.0	91.3
Energy & Construction	193.4	216.4	26.7
Inter-segment and other unallocated operating costs	—	—	(1.0)
General and administrative expenses (3)	(107.1)	(100.3)	(73.5)
Total Contribution	$521.7	$521.3	$260.4
Operating income
Infrastructure & Environment	$255.7	$242.7	$205.0
Federal Services	143.2	130.1	84.5
Energy & Construction	145.9	211.0	30.8
Inter-segment and other unallocated operating costs	—	—	(1.0)
General and administrative expenses	(75.8)	(78.7)	(56.5)
Total operating income	$469.0	$505.1	$262.8
Capital expenditures
Infrastructure & Environment	$15.2	$32.2	$37.8
Federal Services	12.3	9.4	14.3
Energy & Construction	18.8	58.3	7.2
Corporate and other	5.3	5.6	0.3
Total capital expenditures	$51.6	$105.5	$59.6
Depreciation and amortization
Infrastructure & Environment	$34.5	$35.2	$34.8
Federal Services	22.8	21.4	6.2
Energy & Construction	75.3	80.3	9.9
Corporate and other	7.2	5.7	1.0
Total depreciation and amortization	$139.8	$142.6	$51.9

(1)
Because the Energy & Construction business did not exist as one of our reporting segments before November 15, 2007, the amounts presented for year ended December 28, 2007 are not comparable to the results for the years ended January 1, 2010 and January 2, 2009.  The Energy & Construction business amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
We define segment contribution as total segment operating income minus noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses, impairment of an intangible asset, amortization of intangible assets, and other miscellaneous unallocated expenses.  Segment operating income represents net income before income taxes, noncontrolling interests and interest expense.

(3)
General and administrative expenses represent expenses related to corporate functions.  We included charges in general and administrative expenses of $2.9 million for costs incurred to extinguish our debt during the year ended December 28, 2007.  We did not have any costs incurred to extinguish our debt for the years ended January 1, 2010 and January 2, 2009.

A reconciliation of segment contribution to segment operating income for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 is as follows:

	Year Ended January 1, 2010
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Elimination	Consolidated
Contribution	$267.0	$168.4	$193.4	$(107.1)	—	$521.7
Noncontrolling interests	3.3	—	33.2	—	—	36.5
Impairment of an intangible asset	—	(3.8)	(29.0)	—	—	(32.8)
Amortization of intangible assets	(0.4)	(16.9)	(35.6)	—	—	(52.9)
Stock-based compensation expenses	(13.9)	(4.4)	(11.5)	29.8	—	—
Other miscellaneous unallocated expenses	(0.3)	(0.1)	(4.6)	1.5	—	(3.5)
Operating income (loss)	$255.7	$143.2	$145.9	$(75.8)	—	$469.0

	Year Ended January 2, 2009
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Elimination	Consolidated
Contribution	$253.2	$152.0	$216.4	$(100.3)	—	$521.3
Noncontrolling interests	1.3	—	35.1	—	—	36.4
Amortization of intangible assets	(0.1)	(16.8)	(35.7)	—	—	(52.6)
Stock-based compensation expenses	(11.3)	(4.3)	(4.7)	20.3	—	—
Other miscellaneous unallocated expenses	(0.4)	(0.8)	(0.1)	1.3	—	—
Operating income (loss)	$242.7	$130.1	$211.0	$(78.7)	—	$505.1

	Year Ended December 28, 2007 (1)
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Elimination	Consolidated
Contribution	$216.9	$91.3	$26.7	$(73.5)	(1.0)	$260.4
Noncontrolling interests	1.2	—	8.3	—	—	9.5
Amortization of intangible assets	—	(3.1)	(4.0)	—	—	(7.1)
Stock-based compensation expenses	(10.2)	(2.9)	(0.2)	13.3	—	—
Other miscellaneous unallocated expenses	(2.9)	(0.8)	—	3.7	—	—
Operating income (loss)	$205.0	$84.5	$30.8	$(56.5)	(1.0)	$262.8

(1)
Because the Energy & Construction business did not exist as one of our reporting segments before November 15, 2007, the amounts presented for year ended December 28, 2007 is not comparable to the results for the years ended January 1, 2010 and January 2, 2009.  The Energy & Construction business amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by segments are as follows:

(In millions)	January 1, 2010	January 2, 2009
Infrastructure & Environment	$1,655.1	$1,615.3
Federal Services	1,508.5	1,487.6
Energy & Construction	3,616.7	3,596.9
Corporate	5,373.7	5,059.3
Eliminations	(5,249.6)	(4,757.9)
Total assets	$6,904.4	$7,001.2

Total investments in and advances to unconsolidated joint ventures are as follows:

(In millions)	January 1, 2010	January 2, 2009
Infrastructure & Environment	$7.4	$10.5
Federal Services	4.8	6.1
Energy & Construction	81.7	253.0
Total investments in and advances to unconsolidated joint ventures	$93.9	$269.6

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

	Year Ended
(In millions)	January 1, 2010	January 2, 2009	December 28, 2007 (1)
Revenues
United States	$8,451.2	$9,178.5	$4,850.8
International	811.3	927.8	563.6
Eliminations	(13.4)	(20.0)	(31.4)
Total revenues	$9,249.1	$10,086.3	$5,383.0

(1)
Because the Energy & Construction business did not exist as one of our reporting segments before November 15, 2007, the amounts presented for year ended December 28, 2007 is not comparable to the results for the years ended January 1, 2010 and January 2, 2009.  The Energy & Construction business amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No individual foreign country contributed more than 10% of our consolidated revenues for the years ended January 1, 2010, January 2, 2009 or December 28, 2007.

(In millions)	January 1, 2010	January 2, 2009
Property and equipment at cost, net
United States	$220.1	$257.1
International:
Bolivia (1)	0.1	45.5
Other foreign countries	38.8	44.5
Total international	38.9	90.0
Total property and equipment at cost, net	$259.0	$347.1

(1)
During the third quarter of 2009, we sold substantially all of our assets located in Bolivia to our former client following their termination of our mining contract.  For further discussion, see the “Goodwill Impairment Review” section of Note 8, “Goodwill and Intangible Assets.”

Except for those shown in the table above, there are no material concentrations of our net property and equipment in any individual foreign country.

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with the U.S. Army, our largest customer, which contributed 18% of our consolidated 2009 revenues.  The loss of the federal government or the U.S. Army, as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 45% of our consolidated revenues.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our revenues from the U.S. Army by segment for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 are presented below.

	Year Ended
(In millions)	January 1, 2010	January 2, 2009	December 28, 2007 (1)
The U.S. Army (2)
Infrastructure & Environment	$145.0	$110.1	$111.5
Federal Services	1,403.1	1,407.1	835.8
Energy & Construction	117.3	121.8	15.3
Total U.S. Army	$1,665.4	$1,639.0	$962.6

(1)
Because the Energy & Construction business did not exist as one of our reporting segments before November 15, 2007, the amounts presented for the year ended December 28, 2007 are not comparable to the results for the years ended January 1, 2010 and January 2, 2009.  The Energy & Construction business amounts for the year ended December 28, 2007 included its results of operations for the six-week period beginning on November 16, 2007 through December 28, 2007.

(2)	The U.S. Army includes U.S. Army Corps of Engineers.

From time to time, we procure from and provide services to companies for which some of our independent directors also serve as board members.  Revenues and purchases from such transactions amounted to $10.1 million and $3.5 million, respectively, for the year ended January 1, 2010.  Revenues and purchases from such transactions amounted to $9.6 million and $4.9 million, respectively, for the year ended January 2, 2009.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to contractual guarantees and governmental audits or investigations.  We are also involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty.  We are including information regarding the following significant legal proceedings in particular:

•
Minneapolis Bridge:  On August 1, 2007, the I-35W Bridge in Minneapolis, Minnesota collapsed resulting in 13 deaths, numerous injuries and substantial property loss.  In 2003, the Minnesota Department of Transportation retained URS Corporation (Nevada), our wholly owned subsidiary, to provide specific engineering analyses of components of the I-35W Bridge.  URS Corporation (Nevada) issued initial and draft reports pursuant to this engagement.  URS Corporation (Nevada)’s services to the Minnesota Department of Transportation were ongoing at the time of the collapse.  The National Transportation Safety Board final report on the bridge collapse determined that the probable cause of the collapse was inadequate load capacity due to an error by the original bridge designer that resulted in gusset plate failures due to the increased bridge weight from previous modifications as well as increased traffic and concentrated construction loads on the bridge on the day of the collapse.  URS Corporation (Nevada) was not involved in the original design or construction of the I-35W Bridge, nor were they involved in any of the maintenance and construction work being performed on the bridge when the collapse occurred.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A total of 122 lawsuits are pending against URS Corporation (Nevada) and other defendants in Hennepin County District Court in Minnesota.  The cases include the claims of 137 injured people, the estates of 11 of the individuals who died as a result of the bridge collapse, one separate suit for insurance subrogation, one lawsuit initiated by the State of Minnesota and one lawsuit initiated by the Minneapolis Park Board.  Each lawsuit asserts a variety of claims against URS Corporation (Nevada) including:  professional negligence, breach of contract, subrogation, statutory reimbursement, contribution and indemnity.  Insurers have also raised subrogation claims for intervention in 38 of the individual lawsuits.

We intend to continue to defend these matters vigorously; however, we cannot provide assurance that we will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
USAID Egyptian Projects:  In March 2003, WGI was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the U.S. District Court for the District of Idaho against WGI and Contrack International, Inc., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million.  WGI denies any liability in the action and contests the federal government’s damage allegations and its entitlement to any recovery.  All USAID projects under the contracts have been completed and are fully operational.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Since September 2005, 59 personal injury, property damage and class action lawsuits have been filed in Louisiana State and federal court naming WGI Ohio as a defendant.  Other defendants include the U.S. Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company.  Over 1,450 hurricane-related cases, including the WGI Ohio cases, have been consolidated in the U.S. District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees.  The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.  The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding.  The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs.  WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina.  WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the federal government and has pursued dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability.

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

•
SR-125:  WGI has a 50% interest in a joint venture that is performing a $401 million fixed-price highway and toll road project in California that is operational and has been open to traffic since November 2007.  Prior to the acquisition of WGI, WGI recorded significant losses on the project resulting largely from developer directives to perform extra work, developer-caused delays, and unilateral deductive changes related to contested developer claims, including claims for liquidated damages.  The joint venture is actively pursuing reimbursement of its losses based on claims of breach of contract, developer-directed changes, negligent acts by the developer, force-majeure events and insurance occurrences.  The highway claims were initiated in the Superior Court of San Diego County (“Superior Court”) in July 2006 and the toll road claims were initiated in arbitration, under JAMS arbitration rules, in March 2006.

The developer has responded with amended counterclaims, filed in October 2009, in both the toll road arbitration and highway litigation alleging breach of contract, indemnity for claims brought against the developer by its fixed operating equipment contractor, and fraud.  The amended counterclaims in the two matters are duplicative to a degree, but in total aggregate more than $800 million in claimed damages.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2009, an arbitration panel hearing was held to determine whether the joint venture had previously waived multiple contractual claims under its agreement with the developer.  On August 5, 2009, the panel determined that the joint venture only waived approximately $14.0 million out of the $96.5 million of claims that the developer contended were previously waived under the toll road contract.  In addition, the joint venture, as the prevailing party, is entitled to an award of reasonable attorney’s fees and costs attributable to the waiver hearing, which the developer is contesting.  Hearings on the attorneys’ fees and costs issues were held in October 2009 and February 2010, and on February 15, 2010, the arbitration panel issued a $3.2 million award fee to the joint venture.

In December 2007, the joint venture initiated a government code claim in Superior Court against the California Department of Transportation (“Caltrans”) asserting that Caltrans failed to ensure that the project owner had a statutorily required payment bond.  The Superior Court granted judgment on the pleadings in favor of Caltrans in March 2009.  In addition, the developer and Caltrans have prevailed on motions for summary judgment on other government code claim issues (including lack of proper licensing, lack of authority to include the toll road project in a franchise agreement between the developer and the state, and the enforceability of certain contractual limitations that would not be enforceable under the government code in California).  The joint venture also recorded notices of a mechanic’s lien on the toll road properties and, on September 24, 2009, filed an action to foreclose the mechanic’s lien.  The joint venture also initiated an inverse condemnation action against Caltrans relating to the fee ownership of properties acquired by Caltrans impairing the joint venture’s mechanic’s lien rights on the toll road on July 11, 2008.

In June 2008, the developer filed a complaint, as amended, against the joint venture in the Supreme Court of New York County, New York, alleging that the joint venture breached a lender agreement associated with the highway project that impaired the enforceability of the highway project contract.  On October 1, 2008, a hearing was held on the joint venture’s motion to stay or dismiss this action and the Supreme Court of New York County has yet to issue its determination.  On August 31, 2009, Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), the lender’s prime agent, filed a complaint on behalf of the lenders alleging breach of a lending agreement entered into during the highway and toll road contracts.  The joint venture filed a motion to dismiss the BBVA complaint on October 15, 2009.

Prior to our acquisition, WGI recognized substantial losses on the project through the joint venture.  As of January 1, 2010, our equity investment in the joint venture was $26 million.

The joint venture intends to defend these matters vigorously and will seek to collect all claimed amounts; however, we cannot provide assurance that the joint venture will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
Common Sulfur Project:  One of our wholly owned subsidiaries, WGI – Middle East, Inc., whose parent company, WGI, was acquired by us on November 15, 2007, together with a consortium partner, have contracted under a fixed-price arrangement to engineer, procure and construct a sulfur processing facility located in Qatar.  Once completed, the sulfur processing facility will gather and process sulfur produced by new liquid natural gas processing facilities, which are also under construction.  The project has experienced cost increases and schedule delays.  The contract gives the customer the right to assess liquidated damages of approximately $25 million against the consortium if various project milestones are not met.  If liquidated damages are assessed, a significant portion may be attributable to WGI – Middle East, Inc.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To date, only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the year ended January 1, 2010, charges to income of $36.9 million have been recorded for this project, bringing the cumulative project losses to approximately $82.0 million as of January 1, 2010.  On November 25, 2009, the consortium filed a Notice of Arbitration in the U.K. for breach of contract and client-directed changes.  While the estimated losses have been recognized, the potential range of additional loss, if any, and the resolution of this matter cannot be determined at this time.

The resolution of outstanding claims is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or legal proceedings could have a material adverse effect on us.

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

Guarantee Obligations and Commitments

As of January 1, 2010, we had the following guarantee obligations and commitments:

We have guaranteed a letter of credit issued on behalf of one of our unconsolidated joint ventures.  The total amount of the letter of credit was $7.2 million as of January 1, 2010.

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

As of January 1, 2010, the amount of the guarantee used to collateralize the credit facility of our U.K. operating subsidiary and bank guarantee lines of our European subsidiaries was $8.2 million.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Lease Obligations

Total rental expense included in operations for operating leases for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 totaled $199.4 million, $164.3 million and $114.5 million, respectively.  Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses.  These operating lease agreements expire at varying dates through 2022.  Obligations under operating leases include office and other equipment rentals.

Obligations under non-cancelable operating lease agreements were as follows:

(In thousands)	Operating Leases
2010	$142,167
2011	110,632
2012	83,020
2013	62,490
2014	40,869
Thereafter	50,604
Total minimum lease payments	$489,782

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities related to each component of other comprehensive income (loss) are summarized as follows:

(In thousands)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustment Due to the Sale of Our Investment in an Unconsolidated Joint Venture	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balances at December 29, 2006	$(11,050)	$7,412	$—	$—	(3,638)
2007 adjustments, net of tax	14,776	8,296	(433)	(2,366)	20,273
Balances at December 28, 2007	3,726	15,708	(433)	(2,366)	16,635
2008 adjustments, net of tax	(37,460)	(22,460)	(5,589)	(6,992)	(72,501)
Balances at January 2, 2009	$(33,734)	$(6,752)	(6,022)	$(9,358)	$(55,866)
2009 adjustments, net of tax	(11,670)	7,141	907	5,134	1,512
The sale of our equity investment in an unconsolidated joint venture	—	—	5,115	—	5,115
Balances at January 1, 2010	$(45,404)	$389	$—	$(4,224)	$(49,239)

(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Balances at December 29, 2006	$(6,346)	$2,708	$(3,638)
Pension and post-retirement related adjustments (1)	22,551	(7,775)	14,776
Foreign currency translation adjustments	8,607	(744)	7,863
Interest rate swap adjustments	(3,957)	1,591	(2,366)
2007 adjustments	27,201	(6,928)	20,273
Balances at December 28, 2007	20,855	(4,220)	16,635
Pension and post-retirement related adjustments (1)	(60,610)	23,150	(37,460)
Foreign currency translation adjustments	(28,956)	907	(28,049)
Interest rate swap adjustments	(11,693)	4,701	(6,992)
2008 adjustments	(101,259)	28,758	(72,501)
Balances at January 2, 2009	(80,404)	24,538	(55,866)
Pension and post-retirement related adjustments (1)	(14,941)	3,271	(11,670)
Foreign currency translation adjustments	13,642	(5,594)	8,048
Foreign currency translation adjustment due to the sale of our investment in an unconsolidated joint venture	8,006	(2,891)	5,115
Interest rate swap adjustments	8,586	(3,452)	5,134
2009 adjustments	15,293	(8,666)	6,627
Balances at January 1, 2010	$(65,111)	$15,872	$(49,239)

(1)
For fiscal year 2009, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $12.7 million of net loss arising during the year, $2.2 million of amortization of prior service credit and net gain, and $0.1 million of before-tax effect of changes in foreign currency exchange rates.  For fiscal year 2008, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $3.8 million of prior service credit for a plan amendment, $63.0 million of net loss arising during the year, $2.2 million of amortization of prior service credit and net gain, and $0.8 million of before-tax effect of foreign currency exchange rate.  For fiscal year 2007, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $23.1 million of net gain arising during the year, $0.5 million of amortization of prior service credit and net loss, and $0.1 million of before-tax effect of changes in foreign currency exchange rate.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18.  RECEIVABLE AND DEFERRED INCOME TAX VALUATION ALLOWANCES

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

(In thousands)	Balance at the Beginning of the Periods	Additions (Charged to Bad Debt Expenses)	Additions (Charged to Other Accounts (1))	Deductions	Other (2)	Balance at the End of the Periods
Year ended January 1, 2010
Allowances for losses and doubtful accounts	$39,429	$5,781	$23,175	$(20,734)	$—	$47,651
Deferred income tax valuation allowance (3)	$100,427	$—	$—	$(12,866)	$—	$87,561

Year ended January 2, 2009
Allowances for losses and doubtful accounts	$51,173	$5,046	$25,852	$(42,642)	$—	$39,429
Deferred income tax valuation allowance	$101,751	$—	$—	$(1,324)	$—	$100,427

Year ended December 28, 2007
Allowances for losses and doubtful accounts	$50,458	$2,867	$27,635	$(29,787)	$—	$51,173
Deferred income tax valuation allowance	$630	$—	$—	$(145)	$101,266	$101,751

(1)	These additions were primarily charged to revenues.

(2)
Other adjustments to the deferred income tax valuation allowance during the year ended December 28, 2007 were primarily attributable to acquired deferred taxes on foreign net operating losses through the WGI acquisition.

(3)	During the year ended January 1, 2010, deductions to the deferred income tax valuation allowance were primarily attributed to foreign and state NOL expirations and the use of federal and state NOLs.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly financial data for the years ended January 1, 2010 and January 2, 2009 that is derived from audited consolidated financial statements.  The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

Operating income is defined as income before income taxes and interest expense.

	2009 Quarters Ended
(In thousands, except per share data)	April 3	July 3	October 2	January 1, 2010
Revenues	$2,520,638	$2,297,608	$2,318,525	$2,112,317
Cost of revenues	(2,379,423)	(2,169,268)	(2,217,054)	(2,006,671)
Impairment of an intangible asset(1)	—	—	—	(32,825)
Operating income	163,143	126,065	104,231	75,515
Other income (expense), net(2)	(7,584)	55,498	—	—
Income tax expense	(57,635)	(69,490)	(24,640)	(25,791)

Net income attributable to URS	75,472	95,136	64,757	33,755
Earnings per share(1,2):
Basic	$.93	$1.17	$.80	$.41
Diluted	$.92	$1.16	$.79	$.41
Weighted-average number of shares:
Basic	81,492	81,347	81,418	81,349
Diluted	82,018	82,025	81,780	81,682

(1)
For the year ended January 1, 2010, we recorded a $32.8 million charge for the impairment of our intangible asset related to the “Washington” trade name.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $19.6 million and $0.24, respectively, for the year ended January 1, 2010.  See further discussion in Note 8, “Goodwill and Intangible Assets.”

(2)
During fiscal year 2009, we recorded $47.9 million of other income, net, consisting of a $75.6 million gain associated with the sale of our equity investment in MIBRAG, net of $5.2 million of sale-related costs.  This gain was partially offset by a $27.7 million loss on the settlement of a foreign currency forward contract during the fiscal year 2009, which primarily hedged our net investment in MIBRAG.  On a net, after-tax basis, these two transactions resulted in increases to net income and diluted EPS of $30.6 million and $0.37, respectively, for the year ended January 1, 2010.  For further discussion, see Note 5, “Investments in and Advances to Joint Ventures” and Note 9, “Indebtedness.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008 Quarters Ended
(In thousands, except per share data)	March 28	June 27	September 26	January 2, 2009 (2)
Revenues	$2,259,027	$2,530,944	$2,588,091	$2,708,227
Cost of revenues	(2,156,745)	(2,403,013)	(2,448,700)	(2,600,321)
Operating income	115,850	134,459	143,240	111,584
Income tax expense	(37,451)	(47,534)	(51,028)	(36,800)

Net income attributable to URS	49,370	59,425	65,765	45,231
Earnings per share (1):
Basic	$.59	$.70	$.78	$.54
Diluted	$.59	$.70	$.77	$.54
Weighted-average number of shares (1):
Basic	81,806	81,989	82,296	81,457
Diluted	82,448	82,605	82,765	81,722

(1)
On January 3, 2009, the beginning of our 2009 fiscal year, we adopted new accounting guidance on share-based payment awards.  This guidance defines share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents prior to vesting as participating securities.  These share-based payments are considered in the earnings allocation in computing EPS under the two-class method.  Because this guidance requires retrospective application, our EPS for the quarter ended January 2, 2009 have been revised to reflect the impact of this guidance.  Our EPS for the first three quarters of fiscal year 2009 were revised and reported previously in our 2009 quarterly reports on Form 10-Q.  We summarized the impact of this guidance to our EPS as follows:

	2008 Quarters Ended
	March 28	June 27	September 26	January 2, 2009
Earnings per share:
Basic (as reported)	$.60	$.72	$.80	$.56
Basic (as revised)	$.59	$.70	$.78	$.54

Diluted (as reported)	$.60	$.72	$.79	$.55
Diluted (as revised)	$.59	$.70	$.77	$.54

(2)
Our fiscal year is the 52/53-week period ending on the Friday closest to December 31.  We had a 14-week period for the fourth quarter of fiscal year 2008 and our fiscal year ended January 2, 2009 contained 53 weeks.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting.  This section should be read in conjunction with the certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

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

Changes in Internal Control over Financial Reporting

During the year ended January 1, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our CEO and CFO, assessed our internal control over financial reporting as of January 1, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of January 1, 2010.  Management communicated the results of management’s assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of the company’s internal control over financial reporting at January 1, 2010 as stated in their report appearing under Item 8.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information under the captions “Proposal - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board of Directors” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and from Item 1–“Executive Officers of the Registrant” in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participations,” “Report of the Compensation Committee on Executive Compensation for Fiscal Year 2009,” (which report shall be deemed to be “furnished” and not “filed” with the SEC) and “Information About The Board of Directors” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding our stock-based compensation awards outstanding and available for future grants as of January 1, 2010 is presented in Note 14, “Stockholders’ Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” and “Information About the Board of Directors” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the captions “Proposal - Ratification of Selection of Our Independent Registered Public Accounting Firm,” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 1, 2010 and January 2, 2009

•	Consolidated Statements of Operations for the year ended January 1, 2010, the year ended January 2, 2009 and the year ended December 28, 2007

•	Consolidated Statements of Comprehensive Income for the year ended January 1, 2010, the year ended January 2, 2009 and the year ended December 28, 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended January 1, 2010, the year ended January 2, 2009, and the year ended December 28, 2007

•	Consolidated Statements of Cash Flows for the year ended January 1, 2010, the year ended January 2, 2009, and the year ended December 28, 2007

•	Notes to Consolidated Financial Statements.

(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of the State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.5	Bylaws of URS Corporation, as amended and restated on February 26, 2010.	8-K	3.5	2/26/2010
4.1	Credit Agreement dated as of November 15, 2007, entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.	8-K	4.1	11/21/2007
4.2	First Amendment to the Credit Agreement, dated as of June 19, 2008, entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint -lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.	8-K	4.1	6/24/2008
4.3	Consent Regarding Creation of New International Holding Company dated as of September 29, 2009, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, N.A., as agent for lenders, and URS Corporation’s Guarantors.	10-Q	4.1	11/12/2009
4.4
Consent Regarding Application of MIBRAG Proceeds dated as of February 16, 2010, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, N.A., as agent for lenders, and URS Corporation’s Guarantors.
					X
4.5	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991
10.1*	Employee Stock Purchase Plan of URS Corporation approved as of May 22, 2008.	DEF 14A	Appendix C	4/22/2008
10.2*	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3*	URS Corporation 2008 Equity Incentive Plan, approved as of May 22, 2008.	8-K	10.1	5/23/2008
10.4*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996.	10-K	10.5	1/14/1997
10.5*	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991
10.6*	URS Corporation Restated Incentive Compensation Plan.	8-K	10.1	3/31/2009
10.7*	URS Corporation Restated Incentive Compensation Plan 2009 Plan Year Summary.	8-K	10.2	3/31/2009
10.8*	First Amendment to the Restated Incentive Compensation Plan 2009 Plan Year Summary.	10-Q	10.2	11/12/2009
10.9*	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.10*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-K	10.9	2/27/2007
10.11*	First Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	11/12/2009

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
10.12*	Second Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	11/12/2009
10.13*	Third Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	11/12/2009
10.14*	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.15*	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006
10.16*	Second Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.1	12/10/2008
10.17*	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006
10.18*	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.2	12/10/2008
10.19*	Employment Agreement between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.20*	First Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.21*	Second Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.22*	Fourth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.23*	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.	10-Q	10.6	8/6/2008
10.24*	Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of May 19, 2003.	10-Q	10.1	9/15/2003
10.25*	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.	10-Q	10.9	8/6/2008
10.26*	Revised Compensatory Arrangement For Reed N. Brimhall.	10-Q	10.3	11/12/2009
10.27*	Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.28*	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.	10-Q	10.7	8/6/2008
10.29*	Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of January 30, 2004.	10-Q	10.2	3/15/2004

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
10.30*	First Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of August 1, 2008.	10-Q	10.10	8/6/2008
10.31*	Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.32*	First Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of August 1, 2008.	10-Q	10.8	8/6/2008
10.33*	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005
10.34*	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.	10-Q	10.5	8/6/2008
10.35*	Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of September 18, 2009.	10-Q	10.1	11/12/2009
10.36*	Employment Agreement between URS Corporation and Thomas H. Zarges, dated as of August 7, 2008.	10-Q	10.1	11/6/2008
10.37*	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.38*	First Amendment to the July 12, 2004 Restricted Stock Unit Award Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.3	12/10/2008
10.39*	2008 Equity Incentive Plan Restricted Stock Award between URS and Martin M. Koffel, dated December 10, 2008.	8-K	10.4	12/10/2008
10.40*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as separate agreements between URS Corporation and Gary V. Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.41*	Form of 1999 Equity Incentive Plan Restricted Stock Award, executed as separate agreements between URS Corporation and each of Martin M. Koffel, Thomas W. Bishop, Reed N. Brimhall, Gary V. Jandegian, Joseph Masters, and Randall A. Wotring, and dated as of February 16, 2006.	8-K	10.1	10/7/2005
10.42*	Form of 1999 Equity Incentive Plan Restricted Stock Award, executed as separate agreements between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, H. Thomas Hicks, Gary V. Jandegian, Joseph Masers, Susan Kilgannon and Randall A. Wotring, dated as of May 25, 2006.	8-K	10.2	5/31/2006
10.43*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement (Filed 12/10/2008).	8-K	10.5	12/10/2008
10.44*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement (Filed 12/10/2008).	8-K	10.6	12/10/2008
10.45*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement (Filed 11/12/2009).	10-Q	10.7	11/12/2009

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
10.46*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement (Filed 11/12/2009).	10-Q	10.8	11/12/2009
10.47*	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, Joseph Masters, Randall A. Wotring, H. Thomas Hicks and Thomas H. Zarges.	10-Q	10.3	6/14/2004
10.48*	Form of Director Indemnification Agreement between URS Corporation and each of H. Jesse Arnelle, Armen Der Marderosian, Mickey P. Foret, Senator William H. Frist, Martin M. Koffel, General Joseph W. Ralston, USAF (Ret.), John D. Roach, William D. Walsh, William P. Sullivan, Douglas W. Stotlar and Lydia H. Kennard.	10-Q	10.4	6/14/2004
10.49*	Description of URS Corporation tax gross-up policy and modification of tax gross-up arrangements with Messrs. Koffel and Zarges.	8-K	N/A	4/29/2009
10.50*#	Executive Life Insurance Agreement between Washington Group International and Thomas H. Zarges, dated as of January 1, 2005.	10-K	10.32	3/2/2006
10.51*#	Washington Group International, Inc. Restoration Plan.	10-Q	10.3	11/17/2003
10.52*#	Washington Group International, Inc. Voluntary Deferred Compensation Plan.	10-Q	10.4	11/17/2003
10.53*#	Washington Group International, Inc. Key Executive Disability Insurance Plan.	10-K	10.12	Fiscal Year 12/31/92
21.1	Subsidiaries of URS Corporation.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney of URS Corporation's directors and officers.				X
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

URS Corporation (Registrant)

Dated: March 2, 2010	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin M. Koffel*	Chairman of the Board of Directors and Chief Executive Officer	March 2, 2010
Martin M. Koffel

/s/ H. Thomas Hicks	Chief Financial Officer	March 2, 2010
H. Thomas Hicks

/s/ Reed N. Brimhall	Vice President, Controller and Chief Accounting Officer	March 2, 2010
Reed N. Brimhall

/s/ H. Jesse Arnelle*	Director	March 2, 2010
H. Jess Arnelle

/s/ Armen Der Marderosian*	Director	March 2, 2010
Armen Der Marderosian

/s/ William H. Frist*	Director	March 2, 2010
William H. Frist

/s/ Mickey P. Foret*	Director	March 2, 2010
Mickey P. Foret

/s/ Lydia H. Kennard*	Director	March 2, 2010
Lydia H. Kennard

/s/ Joseph W. Ralston*	Director	March 2, 2010
Joseph W. Ralston

/s/ John D. Roach*	Director	March 2, 2010
John D. Roach

Signature	Title	Date

/s/ Douglas W. Stotlar*	Director	March 2, 2010
Douglas W. Stotlar

/s/ William P. Sullivan*	Director	March 2, 2010
William P. Sullivan

/s/ William D. Walsh*	Director	March 2, 2010
William D. Walsh

*By /s/ H. Thomas Hicks
H. Thomas Hicks, Attorney-in-fact

*By /s/ Reed N. Brimhall
Reed N. Brimhall, Attorney-in-fact