Form 10-Q
period 2010-04-02
URS CORP /NEW/
filed 2010-05-12
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16BClass	Outstanding at May 3, 2010

Common Stock, $.01 par value	82,814,926

URS CORPORATION AND SUBSIDIARIES
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services and other business trends; potential new project awards and other opportunities; future accounting and actuarial estimates; future backlog conversion; future income taxes; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future capital expenditures, contractual obligations and commitments; future capital resources; future federal government approval of our billing practices; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  economic weakness and declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; impairment of our goodwill; the impact of changes in laws and regulations; nuclear indemnifications and insurance; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; integration of acquisitions; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; third-party software risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33, Risk Factors beginning on page 55, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

2BURS CORPORATION AND SUBSIDIARIES
3BCONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
4B(In thousands, except per share data)

	April 2, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$638,451	$720,621
Short-term investments	633	30,682
Accounts receivable, including retentions of $59,621 and $41,771, respectively	1,010,154	924,271
Costs and accrued earnings in excess of billings on contracts	1,205,700	1,024,215
Less receivable allowances	(46,500)	(47,651)
Net accounts receivable	2,169,354	1,900,835
Deferred tax assets	73,462	98,198
Other current assets	120,712	130,484
Total current assets	3,002,612	2,880,820
Investments in and advances to unconsolidated joint ventures	97,450	93,874
Property and equipment at cost, net	247,932	258,950
Intangible assets, net	415,739	425,860
Goodwill	3,171,084	3,170,031
Other assets	80,103	74,881
Total assets	$7,014,920	$6,904,416
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$16,337	$115,261
Accounts payable and subcontractors payable, including retentions of $55,911 and $51,475, respectively	615,960	586,783
Accrued salaries and employee benefits	466,463	435,456
Billings in excess of costs and accrued earnings on contracts	212,621	235,268
Other current liabilities	128,231	156,746
Total current liabilities	1,439,612	1,529,514
Long-term debt	788,032	689,725
Deferred tax liabilities	305,963	324,711
Self-insurance reserves	112,605	101,338
Pension and post-retirement benefit obligations	166,532	172,248
Other long-term liabilities	140,182	136,415
Total liabilities	2,952,926	2,953,951
Commitments and contingencies (Note 14)
URS stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200,000 shares; 85,851 and 86,071 shares issued, respectively; and 82,799 and 84,019 shares outstanding, respectively	858	860
Treasury stock, 3,052 and 2,052 shares at cost, respectively	(132,222)	(83,810)
Additional paid-in capital	2,884,681	2,884,941
Accumulated other comprehensive loss	(45,515)	(49,239)
Retained earnings	1,248,682	1,153,062
Total URS stockholders’ equity	3,956,484	3,905,814
Noncontrolling interests	105,510	44,651
Total stockholders’ equity	4,061,994	3,950,465
Total liabilities and stockholders’ equity	$7,014,920	$6,904,416

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	April 2, 2010	April 3, 2009
Revenues	$2,207,476	$2,520,638
Cost of revenues	(2,086,747)	(2,379,423)
General and administrative expenses	(20,164)	(18,085)
Equity in income of unconsolidated joint ventures	24,657	40,013
Operating income	125,222	163,143
Interest expense	(9,372)	(14,723)
Other expenses	—	(7,584)
Income before income taxes	115,850	140,836
Income tax expense	(2,182)	(57,635)
Net income	113,668	83,201
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(18,048)	(7,729)
Net income attributable to URS	$95,620	$75,472

Earnings per share (Note 3):
Basic	$1.17	$.93
Diluted	$1.17	$.92
Weighted-average shares outstanding (Note 3):
Basic	81,384	81,492
Diluted	81,912	82,018

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	April 2, 2010	April 3, 2009
Comprehensive income (loss):
Net income	$113,668	$83,201
Pension and post-retirement related adjustments, net of tax	1,693	43
Foreign currency translation adjustments, net of tax	1,145	(4,677)
Unrealized loss on foreign currency forward contract, net of tax	—	(7,617)
Unrealized gain on interest rate swaps, net of tax	886	1,227
Comprehensive income	117,392	72,177
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(18,048)	(7,729)
Comprehensive income attributable to URS	$99,344	$64,448

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7B CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
B(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total URS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631	$31,125	$3,655,756
Employee stock purchases and exercises of stock options, net	(67)	(1)	—	(3,279)	—	—	(3,280)	—	(3,280)
Stock-based compensation	(49)	(1)	—	8,571	—	—	8,570	—	8,570
Tax benefit from stock-based compensation	—	—	—	511	—	—	511	—	511
Foreign currency translation adjustments, net of tax	—	—	—	—	(4,677)	—	(4,677)	—	(4,677)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	43	—	43	—	43
Interest rate swaps, net of tax	—	—	—	—	1,227	—	1,227	—	1,227
Purchase of treasury stock	(638)	—	(23,972)	—	—	—	(23,972)	—	(23,972)
Unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	(7,617)	—	(7,617)	—	(7,617)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,417)	(15,417)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	800	800
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	704	704
Net income	—	—	—	—	—	75,472	75,472	7,729	83,201
Balances, April 3, 2009	83,198	$848	$(66,557)	$2,844,093	$(66,890)	$959,414	$3,670,908	$24,941	$3,695,849

Balances, January 1, 2010	84,019	$860	$(83,810)	$2,884,941	$(49,239)	$1,153,062	$3,905,814	$44,651	$3,950,465
Employee stock purchases and exercises of stock options, net	(247)	(2)	—	(13,598)	—	—	(13,600)	—	(13,600)
Stock-based compensation	27	—	—	10,430	—	—	10,430	—	10,430
Excess tax benefits from stock-based compensation	—	—	—	2,908	—	—	2,908	—	2,908
Foreign currency translation adjustments, net of tax	—	—	—	—	1,145	—	1,145	—	1,145
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1,693	—	1,693	—	1,693
Interest rate swaps, net of tax	—	—	—	—	886	—	886	—	886
Purchase of treasury stock	(1,000)	—	(48,412)	—	—	—	(48,412)	—	(48,412)
Newly consolidated joint ventures	—	—	—	—	—	—	—	40,975	40,975
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,928)	(5,928)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	7,327	7,327
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	437	437
Net income	—	—	—	—	—	95,620	95,620	18,048	113,668
Balances, April 2, 2010	82,799	$858	$(132,222)	$2,884,681	$(45,515)	$1,248,682	$3,956,484	$105,510	$4,061,994

See Notes to Condensed Consolidated Financial Statements

5

URS CORPORATION AND SUBSIDIARIES
5BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
6B(In thousands)

	Three Months Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net income	$113,668	$83,201
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	19,841	22,670
Amortization of intangible assets	11,147	13,206
Amortization of debt issuance costs	3,088	1,963
Unrealized loss on foreign currency forward contract	—	6,225
Normal profit	20	(1,466)
Provision for doubtful accounts	664	1,550
Deferred income taxes	6,786	31,700
Stock-based compensation	10,430	8,583
Excess tax benefits from stock-based compensation	(2,908)	(511)
Equity in income of unconsolidated joint ventures, less dividends received	(7,329)	(17,116)
Changes in operating assets, liabilities and other, net of effects of newly consolidated joint ventures:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(147,101)	46,824
Other current assets	7,251	32,888
Advances to unconsolidated joint ventures	(4,591)	13,863
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(52,968)	(12,921)
Billings in excess of costs and accrued earnings on contracts	(30,442)	(10,045)
Other long-term liabilities	8,232	1,333
Other assets, net	(1,759)	(629)
Total adjustments and changes	(179,639)	138,117
Net cash from operating activities	(65,971)	221,318
Cash flows from investing activities:
Cash related to newly consolidated joint ventures	20,696	—
Proceeds from disposal of property and equipment	977	1,438
Investments in unconsolidated joint ventures	(2,518)	(6,544)
Changes in restricted cash	(152)	(512)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(7,425)	(9,252)
Maturity of short-term investment	30,049	—
Net cash from investing activities	41,627	(14,870)
Cash flows from financing activities:
Long-term debt principal payments	(2,643)	(2,743)
Net payments under lines of credit and short-term notes	(349)	(69)
Net change in overdrafts	(4,619)	3,173
Capital lease obligation payments	(1,742)	(1,635)
Excess tax benefits from stock-based compensation	2,908	511
Proceeds from employee stock purchases and exercises of stock options	1,108	822
Net distributions to noncontrolling interests	(4,077)	(19,109)
Purchase of treasury stock	(48,412)	(23,972)
Net cash from financing activities	(57,826)	(43,022)
Net increase (decrease) in cash and cash equivalents	(82,170)	163,426
Cash and cash equivalents at beginning of period	720,621	223,998
Cash and cash equivalents at end of period	$638,451	$387,424

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
8B(In thousands)

	Three Months Ended
	April 2, 2010	April 3, 2009
Supplemental information:
Interest paid	$6,351	$13,247
Taxes paid	$2,817	$9,892
Taxes refunded	$—	$30,000

Supplemental schedule of noncash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$1,787	$1,941

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

0B NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

1BOverview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have more than 42,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We operate through three reporting segments:  the Infrastructure & Environment business, the Federal Services business and the Energy & Construction business.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended January 1, 2010.  The results of operations for the three months ended April 2, 2010 are not indicative of the operating results for the full year or for future years.

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

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include the financial position, results of operations and cash flows of URS Corporation and our majority-owned subsidiaries and joint ventures that are required to be consolidated.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Consolidation of Variable Interest Entities

We participate in joint ventures, which include partnerships and partially-owned limited liability companies to bid, negotiate and complete specific projects.  We are required to consolidate these joint ventures if we hold the majority voting interest or if we meet the criteria under the variable interest model as described below.

A variable interest entity (“VIE”) is an entity with one or more of the following characteristics (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns, or (c) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor.

Our VIEs may be funded through contributions, loans and/or advances from the joint venture partners or by advances and/or letters of credit provided by our clients.  Our VIEs may be directly governed, managed, operated and administered by the joint venture partners.  Others have no employees and, although these entities own and hold the contracts with the clients, the services required by the contracts are typically performed by the joint venture partners or by other subcontractors.

If we are determined to be the primary beneficiary of the VIE, we are required to consolidate it.  We are considered to be the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  In determining whether we are the primary beneficiary, our significant assumptions and judgments include the following:

•	Identifying the significant activities and the parties that have the power to direct them;

•	Reviewing the governing board composition and participation ratio;

•	Determining the equity, profit and loss ratio;

•	Determining the management-sharing ratio;

•	Reviewing employment terms, including which joint venture partner provides the project manager; and

•	Reviewing the funding and operating agreements.

Examples of significant activities include the following:

•	Engineering services;

•	Procurement services;

•	Construction;

•	Construction management; and

•	Operations and maintenance services.

Based on the above, if we determine that the power to direct the significant activities is shared by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.  In making the shared-power determination, we analyze the key contractual terms; governance; related party and de facto agency as they are defined in the accounting standard; and other arrangements to determine if the shared power exists.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

As required by the accounting standard, we perform a quarterly reassessment of our status as primary beneficiary.  This evaluation may result in a newly consolidated joint venture or in deconsolidating a previously consolidated joint venture.  See Note 5, “Joint Ventures,” for further information on our VIEs.

Reclassifications

We made reclassifications to the prior years’ financial statements to conform them to the current period presentation.  These reclassifications have no effect on consolidated net income, stockholders’ equity or net cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  Restricted cash was included in other current assets because it was not material.

At April 2, 2010 and January 1, 2010, cash and cash equivalents included $138.0 million and $112.4 million, respectively, of cash held by our consolidated joint ventures.

Short-Term Investments

At April 2, 2010, short-term investments consisted of all highly liquid investments, including interest-bearing time deposits, with maturities of more than 90 days, but less than a year, at the date of purchase.  The carrying values of our short-term investments approximate their fair values.

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

A new accounting standard on transfers of financial assets became effective for us at the beginning of our 2010 fiscal year.  This standard eliminates the concept of a qualifying special-purpose entity, limits the circumstances under which a financial asset is derecognized and requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

A new accounting standard on consolidation of VIEs became effective for us at the beginning of our 2010 fiscal year.  This standard amends the accounting and disclosure requirements for the consolidation of a VIE.  It requires additional disclosures about the significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and the financial impact to a company due to its involvement with a VIE.  As the standard requires ongoing quarterly evaluation of the application of the new requirements, changes in circumstances could result in the identification of additional VIEs to be consolidated or existing VIEs to be deconsolidated in any reporting period.  We adopted this standard prospectively and based on the carrying values of the entities at the date of adoption.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  For additional disclosure, see Note 5, “Joint Ventures.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

An accounting standard update related to recurring and nonrecurring fair value measurements has been issued.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  It also requires a reconciliation of recurring Level 3 measurements including purchases, sales and issuances and settlements on a gross basis.  The accounting update clarifies certain existing disclosure requirements and provides fair value measurement disclosures for each class of assets and liabilities as opposed to each major category of assets and liabilities.  It also clarifies that entities are required to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the disclosures on the reconciliation of recurring Level 3 measurements, the other new disclosures and clarifications of existing disclosures were effective for us beginning with the first quarter of our 2010 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  See Note 8, “Fair Values of Debt Instruments, Short-Term Investments and Derivative Instruments” for our fair value measurement disclosure.  The information about the activity in Level 3 fair value measurements on a gross basis will be effective for us beginning with the first quarter of our 2011 fiscal year.  We are currently in the process of evaluating the impact on our consolidated financial statements from the adoption of this portion of the standard.

NOTE 3.  EARNINGS PER SHARE

In our computation of diluted earnings per share (“EPS”), we exclude the potential shares related to stock options that are issued and unexercised where the exercise price exceeds the average market price of our common stock during the period.  We also exclude nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Three Months Ended
(In thousands, except per share data)	April 2, 2010	April 3, 2009
Weighted-average common stock shares outstanding (1)	81,384	81,492
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	528	526
Weighted-average common stock outstanding – Diluted	81,912	82,018

(1)	Weighted-average common stock outstanding is net of treasury stock.

(In thousands)	April 2, 2010	April 3, 2009
Anti-dilutive equity awards not included above	69	535

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Costs and accrued earnings in excess of billings on contracts in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  As of April 2, 2010 and January 1, 2010, costs and accrued earnings in excess of billings on contracts were $1.21 billion and $1.02 billion, respectively.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.

Accounts receivable and costs and accrued earnings in excess of billings on contracts include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.  At April 2, 2010, significant unapproved change orders and claims collectively represented approximately 4% of our accounts receivable and accrued earnings in excess of billings on contracts.

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts with the U.S. federal government and with other customers as of April 2, 2010 and January 1, 2010.

	As of
(In millions)	April 2, 2010	January 1, 2010
Accounts receivable:
U.S. federal government	$366.1	$330.5
Others	644.1	593.8
Total accounts receivable	$1,010.2	$924.3
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$711.9	$557.7
Others	493.8	466.5
Total costs and accrued earnings in excess of billings on contracts	$1,205.7	$1,024.2

NOTE 5.  JOINT VENTURES

The nature of our involvement in our consolidated and unconsolidated joint ventures includes providing the following:

•	Design, engineering, construction and construction management services relating to specific technology involving flue gas desulfurization processes;

•
Construction management services, including pre-construction services, procurement of materials and small equipment, installation of owner-furnished equipment, and construction of a cement manufacturing facility;

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms; and

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

•	Management and operation services, including commercial operations, decontamination, decommissioning, and waste management of a low-level nuclear waste repository in the United Kingdom (“U.K.”).

In accordance with current consolidation standards, we analyzed all of our joint ventures and classified them into two groups:

•	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary; and

•	Joint ventures, which are VIEs, but we are not the primary beneficiary or joint ventures, which are not VIEs and we hold a minority voting interest, and therefore do not need to be consolidated.

Our review of our joint ventures resulted in the identification and consolidation of several immaterial joint ventures, which, under the previous standard, should have been consolidated.

We aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meet the characteristics of a VIE are individually significant to our consolidated financial statements.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

(In thousands)	April 2, 2010	January 1, 2010
Cash and cash equivalents	$138,007	$112,424
Net accounts receivable	379,031	228,132
Other current assets	5,420	2,200
Non-current assets	38,833	197
Total assets	$561,291	$342,953

Accounts and subcontractors payable	$218,827	$128,073
Billings in excess of costs and accrued earnings	17,347	14,589
Accrued expenses and other	31,554	31,416
Non-current liabilities	2,676	—
Total liabilities	270,404	174,078

Total URS equity	185,377	124,224
Noncontrolling interests	105,510	44,651
Total owners’ equity	290,887	168,875
Total liabilities and owners’ equity	$561,291	$342,953

Total revenues of the consolidated ventures were $364.1 million and $328.2 million for the three months ended April 2, 2010 and April 3, 2009, respectively.

For the three months ended April 2, 2010 and April 3, 2009, there were no material changes in our ownership interests in our consolidated joint ventures.  In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures.  Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our Condensed Consolidated Statement of Operations.

The table below presents financial information, derived from the most recent financial statements provided to us, on a combined 100% basis for our unconsolidated joint ventures:

(In thousands)	Unconsolidated VIEs (1)	MIBRAG Mining Joint Venture (2)
April 2, 2010
Current assets	$425,614	N/A
Noncurrent assets	$8,819	N/A
Current liabilities	$278,914	N/A
Noncurrent liabilities	$9,300	N/A

January 1, 2010
Current assets	$574,556	N/A
Noncurrent assets	$18,275	N/A
Current liabilities	$442,688	N/A
Noncurrent liabilities	$84	N/A

Three months ended April 2, 2010 (1)
Revenues	$324,669	N/A
Cost of revenues	(270,141)	N/A
Income from continuing operations before tax	$54,528	N/A
Net income	$49,745	N/A

Three months ended April 3, 2009
Revenues	$562,045	$134,177
Cost of revenues	(492,223)	(103,485)
Income from continuing operations before tax	$69,822	$30,692
Net income	$67,563	$30,332

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

(2)	During the second quarter of 2009, we sold our equity investment in the MIBRAG mbH (“MIBRAG”) mining venture.

There were no distributions from MIBRAG for the three months ended April 2, 2010 and April 3, 2009.  We received $17.3 million and $22.9 million, respectively, of distributions from other unconsolidated joint ventures for the three months ended April 2, 2010 and April 3, 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Maximum Exposure to Loss

In addition to potential losses arising out of the carrying values of the assets and liabilities of our unconsolidated joint ventures, our maximum exposure to loss also includes performance assurances and guarantees we sometimes provide to clients on behalf of joint ventures that we do not directly control.  We enter into these guarantees primarily to support the contractual obligations associated with these joint projects.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, the nature of these costs are such that we are not able to estimate amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the exposure to loss as a result of these performance guarantees cannot be calculated.

NOTE 6.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

(In thousands)	April 2, 2010	January 1, 2010
Equipment and internal-use software	$380,994	$376,169
Construction and mining equipment	123,191	115,954
Furniture and fixtures	56,933	57,038
Leasehold improvements	70,918	71,037
Construction in progress	132	130
Land and improvements	584	584
	632,752	620,912
Accumulated depreciation and amortization	(384,820)	(361,962)
Property and equipment at cost, net	$247,932	$258,950

Our depreciation expense related to property and equipment was $19.8 million and $22.7 million for the three months ended April 2, 2010 and April 3, 2009, respectively.

Intangible Assets

Amortization expense related to intangible assets was $11.1 million and $13.2 million for the three months ended April 2, 2010 and April 3, 2009, respectively.

NOTE 7.  INDEBTEDNESS

Indebtedness consisted of the following:

(In thousands)	April 2, 2010	January 1, 2010
Bank term loans, net of debt issuance costs	$766,119	$763,858
Obligations under capital leases	15,136	16,481
Notes payable, foreign credit lines and other indebtedness	23,114	24,647
Total indebtedness	804,369	804,986
Less:
Current portion of long-term debt	16,337	115,261
Long-term debt	$788,032	$689,725

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

2007 Credit Facility

As of both April 2, 2010 and January 1, 2010, the outstanding balance of term loan A was $607.6 million at interest rates of 1.29% and 1.25%, respectively.  As of both April 2, 2010 and January 1, 2010, the outstanding balance of term loan B was $167.4 million at interest rates of 2.54% and 2.50%, respectively.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from the sale of assets and the issuance of debt.  On February 16, 2010, we entered into a consent agreement to our 2007 Credit Facility, which allows us to use the funds from the sale of our equity investment in MIBRAG for general operating purposes.  As a result of this consent, we were no longer required to remit a payment relating to this asset sale in the first quarter of 2010 and our next scheduled payment is expected to be due in December 2011.

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

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions and the Washington Group International (“WGI”) acquisition in 2007.

As of April 2, 2010, our consolidated leverage ratio was 1.3, which did not exceed the maximum consolidated leverage ratio of 2.375, and our consolidated interest coverage ratio was 17.8, which exceeded the minimum consolidated interest coverage ratio of 5.0.  During the first quarter of 2010, Moody’s Investor Services upgraded our credit rating to Ba1.  On April 16, 2010, Standard and Poor’s upgraded our credit rating to BB+.  As a result of our upgraded credit ratings, some of our non-financial covenants, such as the ability to acquire other companies, are no longer applicable or became less restrictive.  We were in compliance with the covenants of our 2007 Credit Facility as of April 2, 2010.

Revolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of April 2, 2010 and January 1, 2010.  As of April 2, 2010, we had issued $212.7 million of letters of credit, leaving $487.3 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of April 2, 2010, we would remain in compliance with the covenants of our 2007 Credit Facility.

10BOther Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of April 2, 2010 and January 1, 2010, we had outstanding amounts of $23.1 million and $24.6 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes were approximately 5.5% and 5.6% as of April 2, 2010 and January 1, 2010, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of April 2, 2010 and January 1, 2010, we had lines of credit available under these facilities of $15.8 million, with no amount outstanding.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Capital Leases.  As of April 2, 2010 and January 1, 2010, we had obligations under our capital leases of approximately $15.1 million and $16.5 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

NOTE 8.  FAIR VALUES OF DEBT INSTRUMENTS, SHORT-TERM INVESTMENTS AND DERIVATIVE INSTRUMENTS

Our short-term investments and derivative instruments, which consist of our interest rate swaps, were carried at their fair values as of April 2, 2010 and January 1, 2010, as presented in the following tables:

(In millions)	Total Carrying Value as of April 2, 2010	Fair Value Measurement as of April 2, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$5.6	$—	$5.6	$—
Short-term investments	0.6	—	0.6	—

(In millions)	Total Carrying Value as of January 1, 2010	Fair Value Measurement as of January 1, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$7.1	$—	$7.1	$—
Short-term investments	30.7	—	30.7	—

2007 Credit Facility

As of April 2, 2010 and January 1, 2010, the estimated current market values of term loans A and B, net of debt issuance costs, were approximately $6.1 million and $25.3 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loans.  The change in the fair values of our loans from January 1, 2010 to April 2, 2010 was due to the improvement in the financial markets and a credit rating upgrade by an outside credit rating agency.

Interest Rate Swap

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have one floating-for-fixed interest rate swap with a notional amount of $200.0 million, maturing on December 31, 2010.  As of April 2, 2010 and January 1, 2010, the fair value of our swap liability was $5.6 million and $7.1 million, respectively.  The swap liability was recorded in “Other current liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to the fair value of the swap liability were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations as our interest rate swap is an effective hedge.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data as of April 2, 2010 and January 1, 2010 and for the duration of each derivative’s terms.  The fair values of our short-term investments, consisting of interest-bearing time deposits, approximate their carrying values based upon the current market rates for similar instruments.

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

For the three months ended April 3, 2009, we recorded a $6.2 million unrealized loss on the foreign currency forward contract in “Other expenses” on our Condensed Consolidated Statements of Operations.  We settled our foreign currency forward contract during the second quarter of 2009.

NOTE 9.  BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

Billings in excess of costs and accrued earnings on contracts in the accompanying Condensed Consolidated Balance Sheets consist of cash collected from clients and billings to clients on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, normal profit liabilities, project-related legal liabilities, and other project-related reserves.  The majority of the unearned project-related costs will be earned over the next twelve months.

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	As of
(In millions)	April 2, 2010	January 1, 2010
Billings in excess of costs and accrued earnings on contracts	$179.9	$195.6
Advance payments negotiated as a contract condition	10.6	10.1
Estimated losses on uncompleted contracts	10.9	19.0
Normal profit liabilities	0.4	0.4
Project-related legal liabilities and other project-related reserves	6.3	5.9
Other	4.5	4.3
Total	$212.6	$235.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 10.  INCOME TAXES

Our effective income tax rates for the three months ended April 2, 2010 and April 3, 2009 were 1.9% and 41.0%, respectively.  The reduction in the rate was primarily due to our determination made during the first quarter of 2010 that earnings of all of our foreign subsidiaries will be indefinitely reinvested offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  On February 16, 2010, we entered into a consent with our lenders related to our 2007 Credit Facility that permits us to utilize the funds received in June 2009 from the sale of our equity investment in MIBRAG for general operating purposes.  This consent allows these funds to be indefinitely reinvested offshore as part of our strategy to expand our international business.  During the three months ended April 2, 2010, we further developed this strategy from the indefinite reinvestment of the earnings of a single foreign subsidiary to the indefinite reinvestment of the earnings of all of our foreign subsidiaries.

	April 2, 2010		April 3, 2009
	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$40,547	35.0%	$49,292	35.0%
State taxes, net of federal benefit	5,298	4.6	6,508	4.6
Change in indefinite reinvestment assertion	(61,097)	(52.7)	—	—
Adjustments to valuation allowances	8,811	7.6	—	—
Adjustments related to changing foreign tax credits to deductions	13,616	11.8	—	—
Foreign income taxed at rates other than 35%	(4,686)	(4.1)	89	—
Other adjustments	(307)	(0.3)	1,746	1.4
Total income tax expense	$2,182	1.9%	$57,635	41.0%

As of April 2, 2010, our federal net operating loss (“NOL”) carryover was approximately $22.2 million.  These federal NOL carryovers expire in years 2020 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $423.7 million.  These state NOL carryovers expire in years 2010 through 2027.  There are also foreign NOL carryovers in various taxing jurisdictions of approximately $306.2 million.  The majority of the foreign NOL carryovers have no expiration date.  The NOL carryovers result in a deferred tax asset of $110.5 million.  A valuation allowance of $86.8 million has been established against these deferred tax assets.  None of the remaining deferred tax assets related to NOL carryovers is individually material.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

We anticipate that cash payments for income taxes for 2010 and later years will be substantially less than income tax expense recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization.  As of April 2, 2010, we have remaining tax-deductible goodwill of $399.8 million resulting from acquisitions by WGI before our acquisition of WGI, as well as from our other prior acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 13 years.  The tax deduction for goodwill for 2010 is expected to be $87.2 million.  The amount of the tax deduction for goodwill is expected to decrease slightly over the next four years and will be substantially lower after five years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 11.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to the defined benefit plans for the three months ended April 2, 2010 and April 3, 2009 were as follows:

	Domestic Plans		Foreign Plan
(In thousands)	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
Service cost	$1,590	$1,660	$—	$—
Interest cost	4,610	4,605	278	173
Expected return on plan assets	(3,933)	(3,745)	(161)	(101)
Amortization of:
Prior service costs	(796)	(796)	—	—
Net loss	902	246	24	—
Net periodic pension cost	$2,373	$1,970	$141	$72

During the three months ended April 2, 2010, we made cash contributions, including employer-directed benefit payments, of $7.6 million to the domestic and foreign defined benefit plans.  We currently expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $13.1 million for the remainder of 2010.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three months ended April 2, 2010 and April 3, 2009 were as follows:

(In thousands)	April 2, 2010	April 3, 2009
Service cost	$17	$16
Interest cost	562	637
Expected return on plan assets	(63)	(53)
Amortization of:
Net gain	(33)	(36)
Net periodic benefit cost	$483	$564

During the three months ended April 2, 2010, we made employer-directed benefit payments of $1.0 million to the post-retirement benefit plans.  We currently expect to make cash contributions, including estimated employer-directed benefit payments, of approximately $2.6 million for the remainder of 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 12.  STOCKHOLDERS’ EQUITY

Equity Incentive Plans

As of April 2, 2010, approximately 1.3 million shares were issued as restricted stock awards and 0.1 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 3.6 million shares remained reserved for future grant under the 2008 Plan.  The 2008 Plan replaced our 1999 Equity Incentive Plan (“1999 Plan”).  Although our 1999 Plan became inactive, as of April 2, 2010, we still had approximately 0.8 million shares of nonvested restricted stock awards and restricted stock units and approximately 0.7 million shares of outstanding unexercised stock options that had been granted under the 1999 Plan.

Stock Repurchase Program

During the three months ended April 2, 2010, we repurchased an aggregate of 1.0 million shares of our common stock at an average price of $48.41 per common share for approximately $48.4 million.  During the three months ended April 3, 2009, we repurchased an aggregate of 0.6 million shares of our common stock at an average price of $37.57 per common share for approximately $24.0 million.

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expenses related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized, for the three months ended April 2, 2010 and April 3, 2009.

	Three Months Ended
(In millions)	April 2, 2010	April 3, 2009
Stock-based compensation expenses:
Restricted stock awards and units	$10.3	$7.9
Employee stock purchase plan	0.1	0.7
Stock-based compensation expenses	$10.4	$8.6

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$4.0	$3.3

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over a four-year vesting period.  Vesting of some awards is subject to both service requirements and performance conditions.  Restricted stock awards and units with a performance condition vest upon achievement of an annual net income target, established in the first quarter of the fiscal year preceding the vesting date.  Our awards are measured based on the stock price on the date that all of the key terms and conditions related to the award are known and are expensed over their respective vesting periods.  Restricted stock awards and restricted stock units are expensed on a straight-line basis over their respective vesting periods subject to the probability of meeting performance and/or service requirements.

As of April 2, 2010, we had estimated unrecognized stock-based compensation expense of $78.0 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.4 years.  The following table summarizes the total fair values of vested shares, according to their contractual terms, and the grant date fair values of restricted stock awards and units granted during the three months ended April 2, 2010 and April 3, 2009:

(In millions)	April 2, 2010	April 3, 2009
Fair values of shares vested	$33.8	$12.2
Grant date fair values of restricted stock awards and units granted	$0.3	$0.6

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the three months ended April 2, 2010 is presented below:

	Three Months Ended April 2, 2010
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2010	2,644,571	$42.16
Granted	5,880	$44.52
Vested	(833,427)	$40.55
Forfeited	(26,377)	$40.65
Nonvested at April 2, 2010	1,790,647	$42.94

Stock Options

We have not granted any stock options since September 2005.  Stock options expire in ten years from the date of grant.  A summary of the status and changes of the stock options, according to their contractual terms, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at January 1, 2010	766,066	$22.99	3.46	$16.5
Exercised	(50,530)	$21.92
Forfeited/expired/cancelled	—	$0.00
Outstanding and exercisable at April 2, 2010	715,536	$23.06	3.26	$19.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $50.23 as of April 2, 2010, which would have been received by the option holders had all option holders exercised their options on that date.

For the three months ended April 2, 2010 and April 3, 2009, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $1.3 million and $0.7 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards nor any unrecognized related expense.

NOTE 13.  SEGMENT AND RELATED INFORMATION

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

	Three Months Ended
(In millions)	April 2, 2010	April 3, 2009
Revenues
Infrastructure & Environment	$775.1	$831.6
Federal Services	637.5	634.4
Energy & Construction	808.1	1,073.3
Inter-segment, eliminations and other	(13.2)	(18.7)
Total revenues	$2,207.5	$2,520.6
Equity in income of unconsolidated joint ventures
Infrastructure & Environment	$0.9	$2.6
Federal Services	1.5	1.9
Energy & Construction	22.3	35.5
Total equity in income of unconsolidated joint ventures	$24.7	$40.0
Contribution (1)
Infrastructure & Environment	$54.0	$66.1
Federal Services	41.2	40.6
Energy & Construction	44.8	80.2
General and administrative expenses (2)	(25.5)	(23.4)
Total contribution	$114.5	$163.5
Operating income
Infrastructure & Environment	$51.4	$63.5
Federal Services	35.7	35.9
Energy & Construction	58.4	81.8
General and administrative expenses	(20.3)	(18.1)
Total operating income	$125.2	$163.1
Depreciation and amortization
Infrastructure & Environment	$8.7	$8.5
Federal Services	5.3	5.7
Energy & Construction	15.2	19.9
Corporate and other	1.8	1.8
Total depreciation and amortization	$31.0	$35.9

(1)
We are providing segment contribution because management uses this information to assess performance and make decisions about resource allocation.  We define segment contribution as total segment operating income minus noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses, impairment of intangible assets, amortization of intangible assets, and other miscellaneous unallocated expenses.  Segment operating income represents net income before reductions for income taxes, noncontrolling interests and interest expense.

(2)	General and administrative expenses represent expenses related to corporate functions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A reconciliation of segment contribution to segment operating income for the three months ended April 2, 2010 and April 3, 2009 is as follows:

	Three Months Ended April 2, 2010
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$54.0	$41.2	$44.8	$(25.5)	$114.5
Noncontrolling interests	1.1	—	23.2	—	24.3
Amortization of intangible assets	(0.1)	(4.0)	(7.0)	—	(11.1)
Stock-based compensation expenses	(3.6)	(1.3)	(3.1)	8.0	—
Other miscellaneous unallocated expenses	—	(0.2)	0.5	(2.8)	(2.5)
Operating income (loss)	$51.4	$35.7	$58.4	$(20.3)	$125.2

	Three Months Ended April 3, 2009
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$66.1	$40.6	$80.2	$(23.4)	$163.5
Noncontrolling interests	0.6	—	12.3	—	12.9
Amortization of intangible assets	(0.1)	(4.2)	(8.9)	—	(13.2)
Stock-based compensation expenses	(3.0)	(0.5)	(1.7)	5.2	—
Other miscellaneous unallocated expenses	(0.1)	—	(0.1)	0.1	(0.1)
Operating income (loss)	$63.5	$35.9	$81.8	$(18.1)	$163.1

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

(In millions)	April 2, 2010	January 1, 2010
Infrastructure & Environment	$7.0	$7.4
Federal Services	3.4	4.8
Energy & Construction	87.1	81.7
Total investments in and advances to unconsolidated joint ventures	$97.5	$93.9

Infrastructure & Environment	$102.1	$114.3
Federal Services	30.6	31.1
Energy & Construction	98.3	103.0
Corporate	16.9	10.6
Total property and equipment, net of accumulated depreciation	$247.9	$259.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Total assets by segment are as follows:

(In millions)	April 2, 2010	January 1, 2010
Infrastructure & Environment	$1,685.6	$1,654.3
Federal Services	1,553.1	1,505.3
Energy & Construction	3,593.6	3,616.7
Corporate	5,637.3	5,377.7
Eliminations	(5,454.7)	(5,249.6)
Total assets	$7,014.9	$6,904.4

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation, by geographic areas are shown below.

	Three Months Ended
(In millions)	April 2, 2010	April 3, 2009
Revenues
United States	$2,047.0	$2,320.7
International	164.3	203.2
Eliminations	(3.8)	(3.3)
Total revenues	$2,207.5	$2,520.6

No individual foreign country contributed more than 10% of our consolidated revenues for the three months ended April 2, 2010 and April 3, 2009.

(In millions)	April 2, 2010	January 1, 2010
Property and equipment at cost, net
United States	$211.7	$220.1
International	36.2	38.9
Total property and equipment at cost, net	$247.9	$259.0

There are no material concentrations of our net property and equipment in any individual foreign country.

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with the U.S. Army, our largest customer, which contributed 21% of our consolidated revenues for the three months ended April 2, 2010.  We also have multiple contracts with the Department of Energy (“DOE”), which contributed 12% of our consolidated revenues for the three months ended April 2, 2010.  The loss of the federal government, the U.S. Army or DOE, as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any contract would not have a material adverse effect on our business.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 49% of our consolidated revenues for the three months ended April 2, 2010.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

Our revenues from the U.S. Army and DOE for the three months ended April 2, 2010 and April 3, 2009 are presented below:

	Three Months Ended
(In millions)	April 2, 2010	April 3, 2009
The U.S. Army (1)
Infrastructure & Environment	$40.0	$33.8
Federal Services	347.7	354.0
Energy & Construction	77.6	21.7
Total U.S. Army	$465.3	$409.5

DOE
Infrastructure & Environment	$1.1	$3.0
Federal Services	6.6	11.8
Energy & Construction	245.3	128.7
Total DOE	$253.0	$143.5

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to contractual guarantees and governmental audits or investigations.  We are also involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty.  We are including information regarding the following significant proceedings in particular:

•
Minneapolis Bridge:  On August 1, 2007, the I-35W Bridge in Minneapolis, Minnesota collapsed resulting in 13 deaths, numerous injuries and substantial property loss.  In 2003, the Minnesota Department of Transportation retained URS Corporation (Nevada), our wholly owned subsidiary, to provide specific engineering analyses of components of the I-35W Bridge.  URS Corporation (Nevada) issued draft reports pursuant to this engagement.  URS Corporation (Nevada)’s services to the Minnesota Department of Transportation were ongoing at the time of the collapse.  The National Transportation Safety Board final report on the bridge collapse determined that the probable cause of the collapse was inadequate load capacity due to an error by the original bridge designer that resulted in gusset plate failures resulting from the increased bridge weight from previous modifications as well as increased traffic and concentrated construction loads on the bridge on the day of the collapse.  URS Corporation (Nevada) was not involved in the original design or construction of the I-35W Bridge, nor was it involved in any of the maintenance and construction work being performed on the bridge when the collapse occurred.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A total of 121 lawsuits are currently pending against URS Corporation (Nevada) and other defendants in Hennepin County District Court in Minnesota.  The cases include the claims of 137 injured people, the estates of 11 of the individuals who died as a result of the bridge collapse, and one separate suit for insurance subrogation.  In March 2010, URS Corporation (Nevada) settled the lawsuit initiated by the State of Minnesota by agreeing to pay $5 million to the State of Minnesota.  The remaining lawsuits assert a variety of claims against URS Corporation (Nevada) including:  professional negligence, breach of contract, subrogation, statutory reimbursement, contribution and indemnity.  Insurers have also raised subrogation claims for intervention in 38 of the individual lawsuits.

We intend to continue to defend these matters vigorously; however, we cannot provide assurance that we will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

•
USAID Egyptian Projects:  In March 2003, WGI, the parent company acquired by us on November 15, 2007 and subsequently renamed URS E&C Holdings, Inc., was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI and Contrack International, Inc., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million.  WGI denies any liability in the action and contests the federal government’s damage allegations and its entitlement to any recovery.  All USAID projects under the contracts have been completed and are fully operational.

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

•
New Orleans Levee Failure Class Action Litigation:  From July 1999 through May 2005, Washington Group International, Inc., an Ohio company, subsequently renamed URS Energy & Construction, Inc., (“WGI Ohio”), a wholly owned subsidiary acquired by us on November 15, 2007, performed demolition, site preparation, and environmental remediation services for the U.S. Army Corps of Engineers on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana.  On August 29, 2005, Hurricane Katrina devastated New Orleans.  The storm surge created by the hurricane overtopped the Industrial Canal levee and floodwall, flooding the Lower Ninth Ward and other parts of the city.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

•
SR-125:  WGI Ohio has a 50% interest in a joint venture that is performing a $401 million fixed-price highway and toll road project in California that is operational and has been open to traffic since November 2007.  Prior to the acquisition of WGI, WGI Ohio recorded significant losses on the project resulting largely from developer directives to perform extra work, developer-caused delays, and unilateral deductive changes related to contested developer claims, including claims for liquidated damages.  The joint venture is actively pursuing reimbursement of its losses based on claims of breach of contract, developer-directed changes, negligent acts by the developer, force majeure events and insurance occurrences.  The highway claims were initiated in the Superior Court of San Diego County (“Superior Court”) in July 2006 and the toll road claims were initiated in arbitration, under JAMS arbitration rules, in March 2006.

The developer has responded with amended counterclaims, filed in October 2009, in both the toll road arbitration and highway litigation in Superior Court alleging breach of contract, indemnity for claims brought against the developer by its fixed operating equipment contractor, and fraud.  The amended counterclaims in the two matters are duplicative to a degree, but in total aggregate more than $800 million in claimed damages.

In May 2009, a toll road arbitration panel hearing was held to determine whether the joint venture had previously waived multiple contractual claims under its agreement with the developer.  On August 5, 2009, the panel determined that the joint venture only waived approximately $14.0 million out of the $96.5 million of claims that the developer contended were previously waived under the toll road contract.  In addition, the joint venture, as the prevailing party, is entitled to an award of reasonable attorney’s fees and costs attributable to the waiver hearing, which the developer is contesting.  Hearings on the attorneys’ fees and costs issues were held in October 2009 and February 2010, and on February 15, 2010, the arbitration panel issued a $3.2 million award fee to the joint venture.

In December 2007, the joint venture initiated a government code claim in Superior Court against the California Department of Transportation (“Caltrans”) asserting that Caltrans failed to insure that the developer had a statutorily required payment bond.  The Superior Court granted judgment on the pleadings in favor of Caltrans in March 2009.  In addition, the developer and Caltrans have prevailed on motions for summary judgment on other government code claim issues (including lack of proper licensing, lack of authority to include the toll road project in a franchise agreement between the developer and the state, and the enforceability of certain contractual limitations that would not be enforceable under the government code in California).  The joint venture also recorded notices of a mechanic’s lien on the toll road properties and, on September 24, 2009, filed an action to foreclose the mechanic’s lien.  The joint venture also initiated an inverse condemnation action against Caltrans relating to the fee ownership of properties acquired by Caltrans impairing the joint venture’s mechanic’s lien rights on the toll road on July 11, 2008.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

On March 22, 2010, the developer filed a Chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of California that effectively stayed or suspended the joint venture’s highway litigation in Superior Court and the toll road arbitration.  On March 26, 2010, the joint venture filed a petition seeking to remove the previously filed foreclosure action regarding the mechanic’s lien on the toll road properties to the Bankruptcy Court.

Prior to our acquisition, WGI recognized substantial losses on the project through the joint venture. As of April 2, 2010, our equity investment in the joint venture was $26 million.

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

To date, only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the three months ended April 2, 2010, we recorded a charge to income of $0.6 million for this project, bringing the cumulative project losses to approximately $82.6 million as of April 2, 2010.  On November 25, 2009, the consortium filed a Notice of Arbitration in the U.K. for breach of contract and client-directed changes.  While the estimated losses have been recognized, the potential range of additional loss, if any, and the resolution of this matter cannot be determined at this time.

The resolution of outstanding claims is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or legal proceedings could have a material adverse effect on us.

Insurance

Generally, our insurance program covers workers' compensation and employer's liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Guarantee Obligations and Commitments

As of April 2, 2010, we had the following guarantee obligations and commitments:

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $7.2 million as of April 2, 2010.

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

As of April 2, 2010, the amount of the guarantee used to collateralize the credit facility of one of our U.K. operating subsidiaries and bank guarantee lines of some of our European subsidiaries was $8.0 million.

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

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 5555; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010, which was previously filed with the Securities and Exchange Commission.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We have more than 42,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We provide our services through three businesses:  Infrastructure & Environment, Federal Services and Energy & Construction.

We generate revenues by providing fee-based professional and technical services and by executing construction and mining contracts.  Our professional and technical services are primarily labor intensive and our construction and mining projects are labor and capital intensive.  To derive income from our revenues, we must effectively manage our costs.

Our revenues are dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, execute existing contracts, and maintain existing client relationships.  Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

Our cost of revenues is comprised of the compensation we pay to our employees, including fringe benefits; the cost of subcontractors, construction materials and other project-related expenses; and segment administrative, marketing, sales, bid and proposal, rental and other overhead costs.

We report our financial results on a consolidated basis and for our three reporting segments:  the Infrastructure & Environment business, the Federal Services business and the Energy & Construction business.

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended April 2, 2010

Consolidated revenues for the first quarter of 2010 were $2.2 billion compared with $2.5 billion during the same period in 2009, a decrease of 12.4% primarily due to lower demand in our power and industrial and commercial market sectors.  This decrease was offset by an $85.3 million increase in revenues resulting from the newly consolidated joint ventures during the first quarter of fiscal year 2010.  Net income attributable to URS increased 26.6% from $75.5 million during the first quarter of 2009 to $95.6 million for the first quarter of 2010 primarily due to reductions in our effective income tax rate, interest expense and overhead costs.  The income tax reduction was a result of our decision to indefinitely reinvest earnings generated from our international operations offshore.

Cash Flows and Debt

During the three months ended April 2, 2010, we used $66.0 million in cash from operations.  Cash flows from operations decreased by $287.3 million for the three months ended April 2, 2010 compared with the same period in 2009.  This decrease was primarily due to the timing of payments from clients on accounts receivable, a reduction in advance payments from clients as projects have completed, the timing of payroll payments relative to our fiscal quarter ends, the timing of payments to vendors, subcontractors, and joint ventures, and changes in income tax and interest payments, as well as a decrease in our operating income.

Our ratio of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) was 17% as of both January 1, 2010 and April 2, 2010.

Business Trends

Given the continuing turmoil in global financial markets and current economic uncertainty, it is difficult to predict the impact of the global recession on our business.  For the three months ended April 2, 2010, we experienced a decline in revenues compared to the same period in fiscal 2009.  We are continuing to monitor the situation carefully to determine the potential impact on our business during our 2010 fiscal year.  However, the continuing global uncertainty and challenging economic conditions may impair our ability to forecast business trends accurately.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 55.

Power

We expect revenues from our power market sector to decline during the remainder of our 2010 fiscal year, compared to power revenues for our 2009 fiscal year, primarily due to the timing of new emissions control projects and the delay in some projects resulting from the economic downturn.  Many of our utility clients have completed or are in the final phases of projects that will enable them to meet a 2010 deadline for emissions reductions mandated by the Clean Air Interstate Rule (the “Rule”).  At the same time, some of our clients have commenced projects that will allow them to meet the Rule’s 2015 deadline for additional reductions in emissions, as well as state mandates.  In addition, as a result of the economic downturn and weaker demand for electricity, we expect to continue to experience the deferral of large capital improvement projects.

Partially offsetting this expected decline in revenues from emissions control projects, we anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants.  The current low cost of natural gas makes these facilities more cost-effective to operate, while producing fewer emissions than coal-fired power plants.  We also expect to continue providing upgrade, retrofit and modification services at existing nuclear facilities to increase generating capacity and extend the operational life of these facilities.  In addition, the current U.S. Administration has proposed increasing the size of the DOE’s nuclear loan guarantee program to approximately $54 billion to support the development of new nuclear facilities.

Infrastructure

We expect revenues from our infrastructure market sector to grow for the remainder of our 2010 fiscal year, given the need to rebuild and modernize aging infrastructure and the diversity of funding sources for infrastructure improvement programs.  Although many state governments are experiencing reductions in tax revenues and have reduced spending for key infrastructure programs, an increasing portion of our infrastructure work is being funded through a variety of other sources, such as bonds, dedicated tax measures and user fees.  State and local governments continued to raise capital for infrastructure programs by issuing bonds.  We expect bonds sold under this program will be used by states and municipalities to fund a variety of transportation and public facilities projects.

We also expect an increase in the number, size and scale of infrastructure projects funded by the American Recovery and Reinvestment Act (“ARRA”), which allocates approximately $65 billion in funding for the types of infrastructure programs for which we provide services, including highway, mass transit, high-speed rail and water projects.  Although ARRA funding for the types of large-scale infrastructure projects we support were not awarded as quickly as expected during the past fiscal year, the pace at which these projects are moving forward has accelerated, which we anticipate will increase demand for the engineering and construction services we provide.  In addition, Congress recently approved an extension to the Safe, Accountable, Flexible, Efficient Transportation Equity Act:  A Legacy for Users for the remainder of 2010, which is expected to provide $49 billion to states and local governments for highway and transit projects.

Federal

We expect revenues from our federal market sector to grow for the remainder of our 2010 fiscal year based on the diversification of our federal business; steady demand for the services we provide to the Department of Defense (“DOD”), the Department of Energy (“DOE”) and other federal agencies; and stable funding for the types of programs we support.  The DOD’s 2010 budget includes more than $375 billion in funding for programs that are important to our business, including operations and maintenance; research, development, test and evaluation; chemical demilitarization; and the Military Transformation Initiative.  In addition, the President has submitted a $33 billion supplemental funding request to support the deployment of an additional 30,000 troops to Afghanistan this year.  The funding includes approximately $24 billion for operations and maintenance activities, which we expect will result in increased demand for the repair, maintenance and modification work we perform under long-term DOD contracts.  In addition, the DOD’s proposed budget request for its 2011 fiscal year, which begins on October 1, 2010, contains approximately $159 billion in funding for contingency operations in the Middle East and $17 billion for the Military Construction program.

In addition, the DOE’s 2010 budget includes approximately $17 billion in funding for programs that support virtually all our work for the DOE.  The ARRA also allocates approximately $6 billion in funding to accelerate the cleanup of former nuclear weapons productions and testing facilities, including $1.5 billion for the five major sites where we manage operations.  Finally, we expect to continue to benefit from the diversification of our federal business.  We currently support more than 25 federal agencies, including the National Aeronautics and Space Administration (“NASA”); the Departments of Health and Human Services, Homeland Security, and Veterans Affairs; and the General Services Administration.

Industrial and Commercial

We expect to experience a decline in revenues from our industrial and commercial market sector for the remainder of our 2010 fiscal year, compared to industrial and commercial revenues for our 2009 fiscal year.  The economic downturn, tightened credit markets and fluctuations in commodity prices have resulted in reductions in spending on capital improvement projects among clients in the oil and gas, manufacturing and mining industries.  As a result, we have experienced and expect to continue to experience delays, curtailments or cancellations in new capital projects, for which we typically provide engineering, procurement and construction services.

For the remainder of our 2010 fiscal year, we expect fewer opportunities for growth as our clients take a cautious approach to starting large-scale capital improvement projects that require the engineering, procurement and construction services we provide.  At the same time, there are several positive developments in this market sector.  For example, several of our oil and gas clients are beginning initial planning for new and previously suspended projects, which they plan to pursue to the extent that economic conditions and capital budgets improve.  In the manufacturing sector, we are continuing to benefit from stable demand for our facilities management work as clients continue to outsource non-core functions to manage their overhead costs.  In addition, as the prices of metals and mineral resources stabilize, we expect our mining clients will accelerate mining activities and restart operations that were previously suspended, increasing demand for the services we provide to the mining industry.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues are typically lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of our 2010 fiscal year, severe winter weather resulted in intermittent office closures and work interruptions for some of our operations on the East Coast, in the Midwest and in several southern states.  Severe weather conditions also caused office closures and work interruptions for offices in the United Kingdom (“U.K.”), Ireland and continental Europe.

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

The U.S. federal government also has announced its intention to reduce the outsourcing of services to outside contractors in favor of insourcing jobs to its federal employees and we expect that some of our contracts will be impacted by this decision.  While it is difficult to predict the extent to which insourcing will occur or its effect on the types of programs we support, insourcing by the current Administration could result in fewer opportunities in some components of the federal market sector.

We cannot determine if proposed climate change and greenhouse gas regulations would materially impact our business or our clients’ businesses at this time; however, any new regulations could impact the demand for the services we provide to our clients.  For example, we could see reduced client demand for our services related to fossil fuel and industrial projects, and increased demand for environmental, infrastructure and nuclear and alternative energy related services.

BOOK OF BUSINESS

For the purpose of calculating our book of business, we determine the amounts of all contract awards that may potentially be recognized as revenues.  We also include the equity in income of unconsolidated joint ventures over the life of the contracts.  We categorize the amount of our book of business into backlog, option years and indefinite delivery contracts (“IDCs”), based on the nature of the award and its current status.

As of April 2, 2010, our total book of business was $29.9 billion, a net increase of $0.5 billion, compared to $29.4 billion as of January 1, 2010.

Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues or equity in income of unconsolidated joint ventures when future services are performed.

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations differ significantly among our segments, although some overlap exists.  As a result, the amount of revenues that will be realized beyond one year also varies from segment to segment.  As of January 1, 2010, we estimated that approximately 67% of our total backlog would not be realized within one year based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate, particularly in light of the current anticipated and continuing challenging economic environment.

Option Years.  Our option years represent the monetary value of option periods under existing contracts in backlog, which are exercisable at the option of our clients without requiring us to go through an additional competitive bidding process and would be canceled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Option years are in addition to the “base periods” of these contracts.  Base periods for these contracts can vary from one to five years.

Indefinite Delivery Contracts.  IDCs represent the expected monetary value to us of signed contracts under which we perform work only when the client awards specific task orders or projects to us.  When agreements for such task orders or projects are signed and funded, we transfer their value into backlog.  Generally, the terms of these contracts exceed one year and often include a maximum term and potential value.  IDCs generally range from one to twenty years in length.

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

The following tables summarize our book of business:

	As of
(In billions)	April 2, 2010	January 1, 2010
Backlog by market sector:
Power	$1.3	$1.3
Infrastructure	2.8	2.6
Industrial and commercial	1.6	1.3
Federal	11.8	12.1
Total backlog	$17.5	$17.3

(In billions)	Infrastructure & Environment	Federal Services	Energy & Construction	Total
As of April 2, 2010
Backlog	$3.0	$7.3	$7.2	$17.5
Option years	0.5	2.1	2.1	4.7
Indefinite delivery contracts	5.0	1.5	1.2	7.7
Total book of business	$8.5	$10.9	$10.5	$29.9

As of January 1, 2010
Backlog	$2.7	$7.2	$7.4	$17.3
Option years	0.4	2.1	2.5	5.0
Indefinite delivery contracts	4.3	1.6	1.2	7.1
Total book of business	$7.4	$10.9	$11.1	$29.4

RESULTS OF OPERATIONS

The Three Months Ended April 2, 2010 Compared with the Three Months Ended April 3, 2009

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	April 2, 2010	April 3, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$2,207.5	$2,520.6	$(313.1)	(12.4%)
Cost of revenues	(2,086.7)	(2,379.4)	(292.7)	(12.3%)
General and administrative expenses	(20.3)	(18.1)	2.2	12.2%
Equity in income of unconsolidated joint ventures	24.7	40.0	(15.3)	(38.3%)
Operating income	125.2	163.1	(37.9)	(23.2%)
Interest expense	(9.3)	(14.7)	(5.4)	(36.7%)
Other expenses	—	(7.6)	(7.6)	(100.0%)
Income before income taxes	115.9	140.8	(24.9)	(17.7%)
Income tax expense	(2.2)	(57.6)	(55.4)	(96.2%)
Net income	113.7	83.2	30.5	36.7%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(18.1)	(7.7)	10.4	135.1%
Net income attributable to URS	$95.6	$75.5	$20.1	26.6%

Diluted earnings per share	$1.17	$.92	$.25	27.2%

The following table presents our consolidated revenues by market sector and reporting segment for the three months ended April 2, 2010 and April 3, 2009.

	Three Months Ended
(In millions, except percentages)	April 2, 2010	April 3, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
Infrastructure & Environment	$31.7	$47.7	$(16.0)	(33.5%)
Federal Services	—	—	—	—
Energy & Construction	258.4	381.0	(122.6)	(32.2%)
Power Total	290.1	428.7	(138.6)	(32.3%)
Infrastructure sector
Infrastructure & Environment	357.2	370.0	(12.8)	(3.5%)
Federal Services	—	—	—	—
Energy & Construction	114.0	77.6	36.4	46.9%
Infrastructure Total	471.2	447.6	23.6	5.3%
Federal sector
Infrastructure & Environment	175.0	164.0	11.0	6.7%
Federal Services	636.7	633.6	3.1	0.5%
Energy & Construction	260.8	153.6	107.2	69.8%
Federal Total	1,072.5	951.2	121.3	12.8%
Industrial and Commercial sector
Infrastructure & Environment	202.9	234.2	(31.3)	(13.4%)
Federal Services	—	—	—	—
Energy & Construction	170.8	458.9	(288.1)	(62.8%)
Industrial and Commercial Total	373.7	693.1	(319.4)	(46.1%)
Total revenues, net of eliminations	$2,207.5	$2,520.6	$(313.1)	(12.4%)

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income

Three months ended April 2, 2010
Infrastructure & Environment	$775.1	$(724.6)	$—	$0.9	$51.4
Federal Services	637.5	(603.3)	—	1.5	35.7
Energy & Construction	808.1	(772.0)	—	22.3	58.4
Eliminations	(13.2)	13.2	—	—	—
Corporate	—	—	(20.3)	—	(20.3)
Total	$2,207.5	$(2,086.7)	$(20.3)	$24.7	$125.2

Three months ended April 3, 2009
Infrastructure & Environment	$831.6	$(770.7)	$—	$2.6	$63.5
Federal Services	634.4	(600.4)	—	1.9	35.9
Energy & Construction	1,073.3	(1,027.0)	—	35.5	81.8
Eliminations	(18.7)	18.7	—	—	—
Corporate	—	—	(18.1)	—	(18.1)
Total	$2,520.6	$(2,379.4)	$(18.1)	$40.0	$163.1

Increase (decrease) for the three months ended April 2, 2010 and April 3, 2009
Infrastructure & Environment	$(56.5)	$(46.1)	$—	$(1.7)	$(12.1)
Federal Services	3.1	2.9	—	(0.4)	(0.2)
Energy & Construction	(265.2)	(255.0)	—	(13.2)	(23.4)
Eliminations	5.5	5.5	—	—	—
Corporate	—	—	2.2	—	(2.2)
Total	$(313.1)	$(292.7)	$2.2	$(15.3)	$(37.9)

Percentage increase (decrease) for the three months ended April 2, 2010 and April 3, 2009
Infrastructure & Environment	(6.8%)	(6.0%)	—	(65.4%)	(19.1%)
Federal Services	0.5%	0.5%	—	(21.1%)	(0.6%)
Energy & Construction	(24.7%)	(24.8%)	—	(37.2%)	(28.6%)
Eliminations	(29.4%)	(29.4%)	—	—	—
Corporate	—	—	12.2%	—	12.2%
Total	(12.4%)	(12.3%)	12.2%	(38.3%)	(23.2%)

Revenues

Our consolidated revenues for the three months ended April 2, 2010 were $2.2 billion, a decrease of $313.1 million or 12.4% compared with the three months ended April 3, 2009.  Revenues from our Infrastructure & Environment business for the three months ended April 2, 2010 were $775.1 million, a decrease of $56.5 million or 6.8% compared with the three months ended April 3, 2009.  Revenues from our Federal Services business for the three months ended April 2, 2010 were $637.5 million, an increase of $3.1 million or 0.5% compared with the three months ended April 3, 2009.  Revenues from our Energy & Construction business for the three months ended April 2, 2010 were $808.1 million, a decrease of $265.2 million or 24.7% compared with the three months ended April 3, 2009.

The revenues reported above are presented prior to elimination of inter-segment transactions.  Our analysis of these changes in revenues is set forth below.

Power

Consolidated revenues from our power market sector for the three months ended April 2, 2010 were $290.1 million, a decrease of $138.6 million or 32.3% compared with the three months ended April 3, 2009.  The decline in revenues in the power sector reflects the completion of several major emissions control projects that experienced high levels of activity in the comparable period in fiscal 2009.  Projects of this type, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions, are driven by the timing of regulatory mandates, such as the Clean Air Interstate Rule.  Many of our clients have completed projects that will enable them to meet the Rule’s 2010 deadline for emissions reductions, and we have experienced a delay in the start-up of new projects to meet the Rule’s 2015 deadline for additional emissions reductions.  In addition, as a result of the economic downturn, several power clients have deferred or cancelled large capital improvement projects.  The impact of these factors was partially offset by strong demand for the engineering and construction services to develop new gas-fired power plants, as well as for the advanced nuclear technology services we provide to increase the generating capacity and extend the service life of existing nuclear power plants.

The Infrastructure & Environment business’ revenues from our power market sector for the three months ended April 2, 2010 were $31.7 million, a decrease of $16.0 million or 33.5% compared with the three months ended April 3, 2009.  Power revenues declined in the Infrastructure & Environment business due to the completion of several major emissions control projects.  In the comparable period in fiscal 2009, these projects experienced higher levels of construction and procurement activity and generated higher revenues.  Additionally, as we are awarded new contracts to provide emissions control services, these assignments are typically being performed within our Energy & Construction business.  By contrast, revenues increased from the services we provide to upgrade transmission and distribution systems to improve reliability and support the delivery of renewable energy.

The Energy & Construction business’ revenues from our power market sector for the three months ended April 2, 2010 were $258.4 million, a decrease of $122.6 million or 32.2% compared with the three months ended April 3, 2009.  The decline in revenues was primarily due to the completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies, which accounted for a decrease in revenues of $148.0 million, and a project to construct a uranium enrichment facility, which accounted for an additional decrease of $22.2 million.  These decreases were partially offset by a revenue increase of $42.9 million resulting from a newly consolidated joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects.

Infrastructure

Consolidated revenues from our infrastructure market sector for the three months ended April 2, 2010 were $471.2 million, an increase of $23.6 million or 5.3% compared with the three months ended April 3, 2009.  The increase in infrastructure revenues was primarily due to increased activity on an ongoing dam construction project in Illinois and a new contract to construct a flood protection wall in Louisiana.  We also continued to benefit from strong demand for the program management, planning, design and engineering services we provide to expand rail/transit systems and to modernize and improve air transportation infrastructure.  Although the economic downturn and declining tax revenues have led to reductions in infrastructure spending by many state and local governments, an increasing portion of our infrastructure work is being funded by a variety of other sources, such as bonds, user fees, dedicated tax measures and the ARRA.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the three months ended April 2, 2010 were $357.2 million, a decrease of $12.8 million or 3.5% compared with the three months ended April 3, 2009.  The moderate decline in revenues was largely the result of spending reductions by state and local governments for key infrastructure programs.  At the same time, we continued to benefit from other sources of infrastructure funding, including bond sales, user fees, dedicated tax measures and the ARRA.  While revenues declined moderately from the services we provide to rehabilitate and expand surface transportation systems, schools, healthcare complexes and other public facilities, we generated increased revenues from airport, rail/transit and water supply, distribution and treatment projects.

The Energy & Construction business’ revenues from our infrastructure market sector for the three months ended April 2, 2010 were $114.0 million, an increase of $36.4 million or 46.9% compared with the three months ended April 3, 2009.  The increase was driven by high levels of activity on a new construction project to rebuild a flood protection wall in Louisiana, which increased revenues by $42.1 million, and an ongoing dam construction project on the Ohio River in Illinois, which increased revenues by $15.3 million.  This increase was partially offset by two events recorded in the comparable period in the previous year:  a $19.5 million favorable settlement of subcontractor claims for a highway construction project in California and a $7.0 million one-time award fee for a transit project in Washington, D.C.

Federal

Consolidated revenues from our federal market sector for the three months ended April 2, 2010 were $1.1 billion, an increase of $121.3 million or 12.8% compared with the three months ended April 3, 2009.  Our increase in revenues in the federal market sector reflects strong demand for the engineering, construction and technical services we provide to the DOD, DOE, NASA and other federal government agencies.  Revenues increased from the environmental and nuclear management services we provide to the DOE, primarily due to a rebid DOE contract involving the treatment and disposal of high-level liquid waste.  We also continued to benefit from strong demand for systems engineering and technical assistance services we provide to the DOD to modernize aging weapons systems and develop new systems, as well as from our operations and installation management services at military bases, test ranges, space flight centers and other government installations.  In addition, demand increased for the engineering, construction and environmental services we provide at military installations in the U.S. and internationally in support of DOD initiatives to realign military bases and redeploy troops to meet evolving security needs.

The Infrastructure & Environment business’ revenues from our federal market sector for the three months ended April 2, 2010 were $175.0 million, an increase of $11.0 million or 6.7% compared with the three months ended April 3, 2009.  This increase was largely driven by strong demand for the engineering, construction and environmental services we provide to the DOD at military installations in the U.S. and internationally.  Many of these assignments support the DOD’s long-term Military Transformation Initiative to realign military bases and redeploy troops to meet the evolving security needs of the post-Cold War era.  Our work typically involves the design and construction of aircraft hangars, barracks, military hospitals, and other government buildings, as well as the environmental remediation and restoration of military installations.

The Federal Services business’ revenues from our federal market sector for the three months ended April 2, 2010 were $636.7 million, an increase of $3.1 million or 0.5% compared with the three months ended April 3, 2009.  Revenues increased from the specialized systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  We also benefited from steady demand for operations and installation management services to support the operations of complex government and military installations, such as military bases, test ranges, space flight centers and other government installations.  By contrast, revenues declined moderately from the services we provide in support of chemical demilitarization programs involving the elimination of chemical and biological weapons of mass destruction.

The Energy & Construction business’ revenues from our federal market sector for the three months ended April 2, 2010 were $260.8 million, an increase of $107.2 million or 69.8% compared with the three months ended April 3, 2009.  The increase was primarily driven by a rebid DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which resulted in an increase in revenues of $96.0 million compared to the same period in fiscal year 2009 based on a change in the contract structure.  The rebid contract is accounted for as an at-risk contract; whereas, the previous contract was an agency contract.  Revenues also increased by $13.9 million from a new contract to provide management and operations services to a federal energy technology laboratory.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the three months ended April 2, 2010 were $373.7 million, a decrease of $319.4 million or 46.1% compared with the three months ended April 3, 2009.  The industrial and commercial market sector, which includes the work we perform for oil and gas, mining and manufacturing clients, continues to be the most exposed to the current economic downturn because many of these clients are dependent on oil and gas and commodity prices to support capital expenditure programs.  We continued to experience a significant decline in revenues, due largely to a decrease in activity on several major construction contracts and the delay or deferral of new, large-scale capital improvement projects.  In addition, demand decreased for the services we provide to develop and operate mines.  As a result of the decline in the prices of metals and mineral resources during the past fiscal year, many of our mining clients have curtailed mining activities and, in some cases, suspended existing mining operations.  By contrast, revenues have remained steady from the facilities management services we provide, as manufacturing clients continued to outsource non-core functions to manage their overhead costs.  We also benefited from stable demand for the environmental and engineering work we provide under long-term Master Service Agreements (“MSAs”) with multinational corporations.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the three months ended April 2, 2010 were $202.9 million, a decrease of $31.3 million or 13.4% compared with the three months ended April 3, 2009.  Revenues declined due to a decrease in demand for the engineering and construction-related services we provide to clients in the oil and gas and manufacturing industries related to major capital improvement projects.  By contrast, we continued to benefit from stable demand for the environmental and engineering work we provide under MSAs with multinational corporations.  Because this work is typically driven by regulatory compliance requirements and supports existing facility operations, it tends to be less susceptible to economic downturns and reductions in capital spending.  Due to the economic downturn and its effect on the businesses of our commercial clients, such as real estate developers, transportation/freight carriers, telecommunications providers and financial services providers, we also experienced decreased demand for the services we provide to these clients.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the three months ended April 2, 2010 were $170.8 million, a decrease of $288.1 million or 62.8% compared with the three months ended April 3, 2009.  The decrease is primarily driven by the completion of major construction projects, including a $135.2 million decrease related to a cement manufacturing plant in Missouri and a $70.1 million decrease related to three oil and gas projects.  Due to the economic downturn and the decline in the prices of metals and mineral resources during 2009, which led many of our mining clients to curtail mining operations and, in some cases, close mines, revenues for the services we provide to develop and operate mines also declined by $50.3 million over the same period in the prior year.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, decreased by 12.3% for the three months ended April 2, 2010 compared with the three months ended April 3, 2009.  Because our revenues are primarily project-based, the factors that caused revenues to decline also drove a corresponding decrease in our cost of revenues.  Consolidated cost of revenues as a percent of revenues increased slightly from 94.4% for the first quarter of 2009 to 94.5% for the first quarter of 2010.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended April 2, 2010 increased by 12.2% compared with the three months ended April 3, 2009.  The increase was primarily due to foreign currency losses related to intercompany balances resulting from the strengthening of the U.S. dollar.  The foreign currency losses were offset by foreign currency gains recorded in our Infrastructure & Environment business and our Energy & Construction business.  Consolidated G&A expenses as a percent of revenues was 0.9% for the three months ended April 2, 2010 compared to 0.7% for the three months ended April 3, 2009.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended April 2, 2010 decreased by $15.3 million or 38.3% compared with the three months ended April 3, 2009.  The decrease for the three-month period comparisons was attributable primarily to the Energy & Construction business’ unconsolidated joint ventures as discussed below.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the three months ended April 2, 2010 decreased by $13.2 million or 37.2% compared with the three months ended April 3, 2009.  The decrease was due to:

•	A $15.3 million decrease in equity in income resulting from the sale of our equity investment in MIBRAG on June 10, 2009; and

•	A $9.7 million decrease during the first quarter of 2010, primarily caused by the consolidation of several joint ventures in the current period.

These decreases were offset by:

•
A $9.5 million increase from the consolidation of a U.K. joint venture whose sole operations consist of an investment in another U.K. joint venture, which it did not consolidate during the three months ended April 2, 2010; and

•
A $3.1 million increase from the consolidation of a second U.K. joint venture whose operations consist of an investment in another U.K. joint venture, which it consolidated during the three months ended April 3, 2009, but did not consolidate during the three months ended April 2, 2010.

Operating Income

Our consolidated operating income for the three months ended April 2, 2010 decreased by $37.9 million or 23.2% compared with the three months ended April 3, 2009.  As a percentage of revenues, operating income was 5.7% for the three months ended April 2, 2010 compared to 6.5% for the three months ended April 3, 2009.  The decrease in operating income reflected primarily the decreases in revenues and in equity in income of unconsolidated joint ventures described above, as well as an increase in insurance expenses.  In addition, the decline was also due to the completion of various projects that generated operating income in the first quarter of 2009.  These decreases were partially offset by a $31.9 million increase resulting from the newly consolidated joint ventures during the first quarter of fiscal year 2010.  These items are discussed further below.

The Infrastructure & Environment business’ operating income for the three months ended April 2, 2010 decreased by $12.1 million or 19.1% compared with the three months ended April 3, 2009.  The decrease in operating income was caused primarily by the decrease in revenues previously described, as well as an increase in insurance expenses of $5.2 million.  The decline in earnings was offset in part by reductions in the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  Overhead costs as a percentage of revenues increased slightly from 31.9% for the three months ended April 3, 2009 to 32.9% for the three months ended April 2, 2010.  Operating income as a percentage of revenues was 6.6% for the three months ended April 2, 2010 compared to 7.6% for the three months ended April 3, 2009.

The Federal Service business’ operating income for the three months ended April 2, 2010 decreased by $0.2 million or 0.6% compared with the three months ended April 3, 2009.  The decline in operating income was primarily due to higher investment in business development costs.  Operating income as a percentage of revenues was 5.6% for the three months ended April 2, 2010 compared to 5.7% for the three months ended April 3, 2009.

The Energy & Construction business’ operating income for the three months ended April 2, 2010 decreased $23.4 million or 28.6% compared with the three months ended April 3, 2009.  The decline in operating income was primarily driven by the decrease in revenues previously described and as a result of several events that occurred in the comparable period of fiscal year 2009 that did not recur in 2010.  The decrease was partially offset by higher operating income resulting from the newly consolidated joint ventures during the first quarter of fiscal year 2010.  The non-recurring events in the three months ended April 3, 2009 included the recognition of a $15.2 million change order recovery on a highway project, a $9.0 million contract termination fee related to a contract mining project, and a $7.0 million project development success fee related to a transit project.  In addition, operating income in the prior period included $15.3 million in earnings from MIBRAG, which was sold on June 10, 2009.

These declines in operating income were partially offset by $16.1 million in higher earnings resulting from the newly consolidated joint ventures during the first quarter of fiscal year 2010 and the achievement and recognition of a $10.0 million schedule incentive on a clean air power project in Maryland.  In addition, overhead costs decreased by $4.7 million from the comparable period of fiscal year 2009, which were driven by lower business development costs resulting from the timing of major proposals and cost-control measures taken in response to the ongoing economic downturn.  Operating income as a percentage of revenues was 7.2% for the three months ended April 2, 2010 compared to 7.6% for the three months ended April 3, 2009.

Interest Expense

Our consolidated interest expense for the three months ended April 2, 2010 decreased by $5.4 million or 36.7% compared with the three months ended April 3, 2009.  These decreases were due to lower debt balances as a result of debt payments on our Senior Secured Credit Facility (“2007 Credit Facility”), in addition to lower LIBOR interest rates and lower interest rate margins in 2010.

Other Expenses

Our consolidated other expenses for the three months ended April 3, 2009 consisted of $6.2 million of unrealized loss on a foreign currency forward contract we entered into during the first quarter of fiscal year 2009 and $1.4 million of expenses associated with the sale of our equity investment in MIBRAG, which closed in the second quarter of 2009.  We have not incurred expenses of this kind in the first quarter of 2010.

Income Tax Expense

Our effective income tax rates for the three months ended April 2, 2010 and April 3, 2009 were 1.9% and 41.0%, respectively.  The reduction in the rate was primarily due to our determination made during the first quarter of 2010 that earnings of our foreign subsidiaries will be indefinitely reinvested offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  On February 16, 2010, we entered into a consent with our lenders related to our 2007 Credit Facility that permits us to utilize the funds received in June 2009 from the sale of our equity investment in MIBRAG for general operating purposes.  This consent allows these funds to be indefinitely reinvested offshore as part of our strategy to expand our international business.  During the three months ended April 2, 2010, we further developed this strategy from the indefinite reinvestment of the earnings of a single foreign subsidiary to the indefinite reinvestment of the earnings of all of our foreign subsidiaries.

	April 2, 2010		April 3, 2009
	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$40,547	35.0%	$49,292	35.0%
State taxes, net of federal benefit	5,298	4.6	6,508	4.6
Change in indefinite reinvestment assertion	(61,097)	(52.7)	—	—
Adjustments to valuation allowances	8,811	7.6	—	—
Adjustments related to changing foreign tax credits to deductions	13,616	11.8	—	—
Foreign income taxed at rates other than 35%	(4,686)	(4.1)	89	—
Other adjustments	(307)	(0.3)	1,746	1.4
Total income tax expense	$2,182	1.9%	$57,635	41.0%

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(In millions)	April 2, 2010	April 3, 2009
Cash flows from operating activities	$(66.0)	$221.3
Cash flows from investing activities	41.6	(14.9)
Cash flows from financing activities	(57.8)	(43.0)

Overview

During the three months ended April 2, 2010, our primary sources of liquidity were collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and the maturity of our short-term investment.  Our primary uses of cash were to fund our working capital, capital expenditures, income tax payments and distributions to the noncontrolling interests in our consolidated joint ventures; to invest in our unconsolidated joint ventures; to service our debt; and to purchase treasury stock.

Our cash flows from operations are primarily impacted by fluctuations in working capital, which is affected by numerous factors, including billing and payment terms of our contracts, stage of completion of contracts performed by us, timing of our payroll payments relative to our fiscal quarter ends, or unforeseen events or issues that may have an impact on our working capital.

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  Restricted cash is included in other current assets because it was not material.  As of April 2, 2010 and January 1, 2010, cash and cash equivalents included $138.0 million and $112.4 million, respectively, of cash held by our consolidated joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary source of operational cash inflows.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of April 2, 2010 and January 1, 2010, significant unapproved change orders and claims, which are included in costs and accrued earnings in excess of billings on contracts, collectively represented approximately 4% of our gross accounts receivable and accrued earnings in excess of billings on contracts, for both periods.

All accounts receivable and costs and accrued earnings in excess of billings on contracts are evaluated on a regular basis to assess the risk of collectability and allowances are provided as deemed appropriate.  Based on the nature of our customer base, including U.S. federal, state and local governments and large reputable companies, and contracts, we have not historically experienced significant write-offs related to receivables and costs and accrued earnings in excess of billings.  The size of our allowance for uncollectible receivables as a percentage of the combined totals of our accounts receivable and accrued earnings in excess of billings on contracts is indicative of our history of successfully billing costs and accrued earnings in excess of billings on contracts and collecting the billed amounts from our clients.

As of April 2, 2010 and January 1, 2010, our receivable allowances represented 2.10% and 2.45%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of April 2, 2010 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivable allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of April 2, 2010 and January 1, 2010 were $212.6 million and $235.3 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 72 days as of January 1, 2010 to 81 days as of April 2, 2010.  The increase in DSOs was a result of several factors, including:

•	The mobilization and ramp-up of a new contract to provide construction services for the rebuilding of a flood protection wall in Louisiana;

•
The inclusion of $115.9 million of net accounts receivable less billings in excess of costs and accrued earnings on contracts as of January 1, 2010 into the DSO calculation from newly consolidated joint ventures;

•
The continued suspension of the direct billing privileges of our Federal Services business since last year.  We anticipate that the U.S. Defense Contract Audit Agency will reinstate the direct billing privileges of our Federal Services business, although no assurance can be given as to the timing of any potential reinstatement;

•	The delay in collection of a large federal contract pending resolution of contract billing terms; and

•	A general slowdown in collections and lengthening of payment terms.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, pay income taxes, as well as to service our debt, for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 14, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, which may adversely affect our liquidity and capital resources.

Operating Activities

The decrease in cash flows from operating activities for the three months ended April 2, 2010, compared to the three months ended April 3, 2009, was primarily due to a decrease in our operating income, and fluctuations in receivables and payables as a result of the timing of payroll payments, payments from clients on accounts receivable, and payments to vendors, subcontractors, and joint ventures.  In addition, we made income tax payments of $2.8 million during the first quarter of fiscal year 2010 compared to receipt of a net tax refund of $20.1 million during the first quarter of fiscal year 2009.  Furthermore, the decrease was partially offset by a decrease in interest payments.

Investing Activities

With the exception of the construction and mining activities within our Energy & Construction business, we are not capital intensive.  Our mining activities require the use of heavy equipment, which are either owned or leased.  Our other capital expenditures are primarily for various information systems to support our professional and technical services and administrative needs.

Capital expenditures, excluding purchases financed through capital leases and equipment notes, during the three months ended April 2, 2010 and April 3, 2009 were $7.4 million and $9.3 million, respectively.

In addition, we disbursed $2.5 million and $6.5 million in cash related to investments in and advances to unconsolidated joint ventures for the three months ended April 2, 2010 and April 3, 2009, respectively.  Furthermore, a short-term investment of $30.0 million matured during the first quarter of fiscal year 2010.

Our cash balance increased by $20.7 million at the beginning of our first quarter of fiscal year 2010 as a result of newly consolidated joint ventures.

For the remainder of fiscal year 2010, we expect to incur approximately $62 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

The decrease in net cash flows from financing activities for the three months ended April 2, 2010, compared to the three months ended April 3, 2009, was primarily due to an increase in repurchases of our common stock, partially offset by changes in net distributions to noncontrolling interests and changes in overdrafts.

Cash flows used for financing activities of $57.8 million during the three months ended April 2, 2010 consisted of the following significant activities:

•	Purchases of treasury stock of $48.4 million;

•	Net distributions to noncontrolling interests of $4.1 million; and

•	Decreases in overdrafts of $4.6 million.

Cash flows used for financing activities of $43.0 million during the three months ended April 3, 2009 consisted of the following significant activities:

•	Purchases of treasury stock of $24.0 million;

•	Net distributions to noncontrolling interests of $19.1 million; and

•	Increases in overdrafts of $3.2 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of April 2, 2010.

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
As of April 2, 2010:
2007 Credit Facility (1,2)	$775.0	$—	$703.4	$71.6	$—	$—
Capital lease obligations (1)	15.1	6.7	6.5	1.9	—	—
Notes payable, foreign credit lines and other indebtedness (1)	23.1	9.6	11.4	2.1	—	—
Total debt	813.2	16.3	721.3	75.6	—	—
Operating lease obligations (3)	494.6	145.1	196.2	107.0	46.3	—
Pension and other retirement plans funding requirements (4)	270.0	33.0	59.8	47.2	130.0	—
Interest (5)	69.3	23.3	44.3	1.7	—	—
Purchase obligations (6)	6.2	1.3	0.6	—	4.3	—
Asset retirement obligations (7)	3.8	0.7	1.2	1.7	0.2	—
Other contractual obligations (8)	33.9	7.9	5.0	—	—	21.0
Total contractual obligations	$1,691.0	$227.6	$1,028.4	$233.2	$180.8	$21.0

(1)	Amounts shown exclude unamortized debt issuance costs of $8.9 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.2 million.

(2)
On February 16, 2010, we entered into a consent to our 2007 Credit Facility, which allows us to utilize the funds from the sale of our equity investment in MIBRAG for general operating purposes.  Accordingly, we are not required to remit $100.0 million as repayment on our 2007 Credit Facility in fiscal year 2010.  Our next scheduled payment is expected to be due in December 2011.

(3)	Operating leases are predominantly real estate leases.

(4)	Amounts consist of estimated pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

(5)
Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate including the effect of the interest rate swaps.

(6)	Purchase obligations consist primarily of software maintenance contracts.

(7)	Asset retirement obligations represent the estimated costs of removing and restoring our leased properties to the original condition pursuant to our real estate lease agreements.

(8)
Other contractual obligations include net liabilities for anticipated settlements and interest under our tax liabilities, accrued severance for our CEO pursuant to his employment agreement, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under the “Other” column above.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  As of April 2, 2010, we had $212.7 million in standby letters of credit under our 2007 Credit Facility.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our inability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $7.2 million as of April 2, 2010.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•
As of April 2, 2010, the amount of a guarantee used to collateralize the credit facility of one of our U.K. operating subsidiaries and bank guarantee lines of some of our European subsidiaries was $8.0 million.

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

•
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts.  We enter into these agreements primarily to support the project execution commitments of these entities.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated.  For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract.  Remaining billable amounts could be greater or less than the cost to complete.  In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

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

2007 Credit Facility

As of both April 2, 2010 and January 1, 2010, the outstanding balance of term loan A was $607.6 million at interest rates of 1.29% and 1.25%, respectively.  As of both April 2, 2010 and January 2, 2009, the outstanding balance of term loan B was $167.4 million at interest rates of 2.54% and 2.50%, respectively.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from the sale of assets and the issuance of debt.  On February 16, 2010, we entered into a consent to our 2007 Credit Facility, which allows us to use the funds from the sale of our equity investment in MIBRAG for general operating purposes.  As a result of this consent, we are no longer required to remit a payment relating to this asset sale in the first quarter of 2010 and our next scheduled payment is expected to be due in December 2011.

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

As of April 2, 2010, our consolidated leverage ratio was 1.3, which did not exceed the maximum consolidated leverage ratio of 2.375, and our consolidated interest coverage ratio was 17.8, which exceeded the minimum consolidated interest coverage ratio of 5.0.  During the first quarter of 2010, Moody’s Investor Services upgraded our credit rating to Ba1.  On April 16, 2010, Standard and Poor’s upgraded our credit rating to BB+.  As a result of our upgraded credit ratings, some of our non-financial covenants are no longer applicable or became less restrictive; such as the ability to acquire other companies.  We were in compliance with the covenants of our 2007 Credit Facility as of April 2, 2010.

13BRevolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of April 2, 2010 and January 1, 2010.  As of April 2, 2010, we have issued $212.7 million of letters of credit, leaving $487.3 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of April 2, 2010, we would remain in compliance with the covenants of our 2007 Credit Facility.

14BOther Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of April 2, 2010 and January 1, 2010, we had outstanding amounts of $23.1 million and $24.6 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes payable were approximately 5.5% and 5.6% as of April 2, 2010 and January 1, 2010, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of April 2, 2010 and January 1, 2010, we had lines of credit available under these facilities of $15.8 million, with no amounts outstanding.

Capital Leases.  As of April 2, 2010 and January 1, 2010, we had obligations under our capital leases of approximately $15.1 million and $16.5 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of April 2, 2010 and January 1, 2010, we had obligations under our operating leases of approximately $494.6 million and $489.8 million, respectively, consisting primarily of real estate leases.

Other Activities

Interest Rate Swap.  Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have one floating-for-fixed interest rate swap with a notional amount of $200.0 million, maturing on December 31, 2010.  As of April 2, 2010 and January 1, 2010, the fair value of our interest rate swap liability was $5.6 million and $7.1 million, respectively.  The swap liability was recorded in “Other current liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to fair value of the swap liability were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations as our interest rate swap is an effective hedge.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 1 of this report.  In preparing these financial statements, we have made our best estimates and judgments of certain amounts, after considering materiality.  Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties.  Consequently, actual results could differ from our estimates, and these differences could be material.

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended January 1, 2010.  There were no material changes to these critical accounting policies during the three months ended April 2, 2010.  However, we adopted two new accounting standards relating to transfers of financial assets and consolidation of VIEs.  See the discussion on the adoption of the new accounting standards below.  We have also expanded our discussion of VIEs and goodwill below.

Consolidation of Variable Interest Entities

We participate in joint ventures, which include partnerships and partially-owned limited liability companies to bid, negotiate and complete specific projects.  We are required to consolidate these joint ventures if we hold the majority voting interest or if we meet the criteria under the variable interest model as described below.

A VIE is an entity with one or more of the following characteristics (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (c) the equity investors have voting rights that are not proportional to their economic interests.

Our VIEs may be funded through contributions, loans and/or advances from the joint venture partners or by advances and/or letters of credit provided by our clients.  Our VIEs may be directly governed, managed, operated and administered by the joint venture partners.  Others have no employees and, although these entities own and hold the contracts with the clients, the services required by the contracts are typically performed by the joint venture partners or by other subcontractors.

If we are determined to be the primary beneficiary of the VIE, we are required to consolidate it.  We are considered to be the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  In determining whether we are the primary beneficiary, our significant assumptions and judgments include the following:

•	Identifying the significant activities and the parties that would perform them;

•	Reviewing the governing board composition and participation ratio;

•	Determining the equity, profit and loss ratio;

•	Determining the management-sharing ratio;

•	Reviewing employment terms, including which joint venture partner provides the project manager; and

•	Reviewing the funding and operating agreements.

Examples of our significant activities include the following:

•	Engineering services;

•	Procurement services;

•	Construction;

•	Construction management; and

•	Operations and maintenance services.

Based on the above, if we determine that the power to direct the significant activities is shared by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.  In making the shared-power determination, we analyze the key contractual terms; governance; related party and de facto agency as they are defined in the accounting standard; and other arrangements to determine if the shared power exists.

As required by the accounting standard, we perform a quarterly reassessment of our status as primary beneficiary.  This evaluation may result in a newly consolidated joint venture or in deconsolidating a previously consolidated joint venture.  See Note 5, “Joint Ventures,” for further information on our VIEs.

Goodwill

Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets.  Goodwill and other net intangible assets were $3.6 billion as of April 2, 2010.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

For the three months ended April 2, 2010, no triggering events occurred that would require us to perform an interim impairment review of our goodwill.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

A new accounting standard on transfers of financial assets became effective for us at the beginning of our 2010 fiscal year.  This standard eliminates the concept of a qualifying special-purpose entity, limits the circumstances under which a financial asset is derecognized and requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

A new accounting standard on consolidation of variable interest entities (“VIEs”) became effective for us at the beginning of our 2010 fiscal year.  This standard amends the accounting and disclosure requirements for the consolidation of a VIE.  It requires additional disclosures about the significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and the financial impact to a company due to its involvement with a VIE.  As the standard requires ongoing quarterly evaluation of the application of the new requirements, changes in circumstances could result in the identification of additional VIEs to be consolidated or existing VIEs to be deconsolidated in any reporting period.  We adopted this standard prospectively and based on the carrying values of the entities at the date of adoption.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  For additional disclosures, see Note 5, “Joint Ventures,” to our “Condensed Consolidated Financial Statements,” included under Part 1 – Item 1 of this report.

An accounting standard update related to recurring and nonrecurring fair value measurements has been issued.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  It also requires a reconciliation of recurring Level 3 measurements including purchases, sales and issuances and settlements on a gross basis.  The accounting update clarifies certain existing disclosure requirements and provides fair value measurement disclosures for each class of assets and liabilities as opposed to each major category of assets and liabilities.  It also clarifies that entities are required to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the disclosures on the reconciliation of recurring Level 3 measurements, the other new disclosures and clarifications of existing disclosures were effective for us beginning with the first quarter of our 2010 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  See Note 8, “Fair Values of Debt Instruments, Short-Term Investments and Derivative Instruments” for our fair value measurement disclosure.  The information about the activity in Level 3 fair value measurements on a gross basis will be effective for us beginning with the first quarter of our 2011 fiscal year.  We are currently in the process of evaluating the impact on our consolidated financial statements from the adoption of this portion of the standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have one floating-for-fixed interest rate swap with a notional amount of $200.0 million to hedge against changes in floating interest rates.  The notional amount of the swap is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on the expected outstanding indebtedness of approximately $775 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase approximately $3.4 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.29%, which would lower our net-of-tax interest expense by approximately $1.0 million.  This analysis is computed taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swap.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our operating contracts.  We had foreign currency translation gains, net of tax, of $1.1 million and foreign currency translation losses, net of tax, of $4.7 million for the three months ended April 2, 2010 and April 3, 2009, respectively.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our CEO and CFO, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in the reports that we filed or submitted to the Securities and Exchange Commission (“SEC”) under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended April 2, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, has designed our disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurances that the controls’ objectives will be met.  However, management does not expect that disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against us and our subsidiaries.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of these recent changes in our legal proceedings, which Note is incorporated herein by reference.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in delaying, curtailing or canceling proposed and existing projects.  In fiscal year 2009 and the first quarter of fiscal year 2010, our clients were affected by the weak economic conditions caused by the declines in the overall economy and constraints in the credit market.  As a result, some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, thus decreasing the overall demand for our services and adversely affecting our results of operations.  We experienced and expect to continue to experience delays or deferrals of existing and proposed projects.  For example, for the three months ended April 2, 2010, we experienced a decline in our revenues compared to the same period in fiscal year 2009.  In light of current macroeconomic conditions, we expect revenues from our power and industrial and commercial market sectors will continue to decline in 2010.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to collect our invoices on a timely basis may lead to an increase in our accounts receivables and potentially an increase in the write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.  As of April 2, 2010, our book of business was estimated at approximately $29.9 billion, which included $17.5 billion of our backlog.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process and would be cancelled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of the current economic conditions as the risk of contracts in backlog being delayed or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 49% of our total revenues for the three months ended April 2, 2010.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct.  However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions.  As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents.  Failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenues and profits and subject us to criminal and civil enforcement actions.

Legal proceedings, investigations and disputes could result in substantial monetary penalties and damages, especially if such penalties and damages exceed or are excluded from existing insurance coverage.

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements and Supplementary Data” included under Part I – Item 1 for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities.  Generally, our insurance program covers workers' compensation and employer's liability; general liability; automobile liability; professional errors and omissions liability; property; marine property and liability; and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Revenues from our federal market sector represented approximately 49% of our total revenues for the three months ended April 2, 2010.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  For example, we may recognize revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to substantial joint and several liability and financial penalties that could reduce our profits and revenues.

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform on a particular project.  For example, for the three months ended April 2, 2010, our equity in income of unconsolidated joint ventures amounted to $24.7 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture, we may have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Our WGI acquisition increased the number and size of our target-price and fixed-price contracts because WGI has historically performed construction-related projects that are more likely to use fixed-price contracts.  In addition, the current administration has encouraged the federal government to increase the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative project losses of approximately $82.6 million as of April 2, 2010.  If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could have a material adverse impact on our business and earnings.

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

A decline in our stock price and market capitalization could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets.  Goodwill and other net intangible assets were $3.6 billion as of April 2, 2010.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

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

The Price-Anderson Act (“PAA”) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and DOE contractors.  Because we provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants, we may be entitled to some of the indemnification protections under the PAA.  However, the PAA’s indemnification provisions do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry.  If the PAA’s indemnification protection does not apply to our services or our exposure occurs outside the U.S., our business could be adversely affected by either a refusal to retain us by new facilities operations or our inability to obtain commercially adequate insurance and indemnification.

A decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

Revenues from our federal market sector represented 49% of our total revenues and contracts, of which the Department of Defense (“DOD”) and other defense-related clients represented approximately 33% of our total revenues for the three months ended April 2, 2010.  Past increases in spending authorization for defense-related or other federal programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

Our overall market share and profits will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. design firms accounted only for approximately 40% of the total top 500 U.S. design firm revenues in 2009.  The top 20 U.S. contractors accounted for approximately 41% of the top 400 U.S. contractors revenues in 2008, as reported by the Engineering News Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

As of April 2, 2010, our outstanding balance under the 2007 Credit Facility was $775.0 million.  Our next scheduled payment is due in December 2011.  This level of debt might:

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

If we are required to access the corporate debt markets, we could not be assured that we would be able to finance the required amount in full or at a rate and on terms that are favorable to us.  Currently, the debt markets remain volatile, and success can depend on exogenous variables that impact the overall credit markets, regardless of our inherent qualifications to secure financing.

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

Restrictive covenants in our 2007 Credit Facility may restrict our ability to pursue business strategies.

Our 2007 Credit Facility and our other outstanding indebtedness include covenants limiting our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our 2007 Credit Facility;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates; and

•	sell or exchange assets.

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

As a multinational company, we have operations in more than 30 countries and we derived 7% of our revenues and equity in income of unconsolidated joint ventures from international operations for the three months ended April 2, 2010.  International business is subject to a variety of risks, including:

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

Force majeure events, including natural and man-made disasters, as well as terrorists risks, have negatively impacted and could further negatively impact our business, which may affect our financial condition, results of operations or cash flows.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  For example, in August 2005, Hurricane Katrina caused several of our Gulf Coast offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes.  In addition, during the September 11, 2001 terrorist attacks, many client records were destroyed when our office at the World Trade Center was destroyed.

We typically remain obligated to perform our services after such extraordinary events unless the contract contains a force majeure clause relieving us of our contractual obligations in such an extraordinary event.  If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations.  In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

As of April 2, 2010, approximately 16% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our third quarter of 2009.

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2, 2010 – January 29, 2010	—	$—	—	—
January 30, 2010 – February 26, 2010	19	45.99	—	—
February 27, 2010 – April 2, 2010	280	49.48	1,000	3
Total	299		1,000	3

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our stock incentive plans and Employee Stock Purchase Plan for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  On February 26, 2010, the Board of Directors approved an extension of the stock repurchase period from January 2, 2010 through December 28, 2012.  Under our 2007 Credit Facility, as amended, we are subject to covenants that will limit our ability to repurchase our common stock.  However, we amended our 2007 Credit Facility on June 19, 2008 so that we are allowed to repurchase up to one million shares of common stock annually if we maintain various designated financial criteria.  During the three months ended April 2, 2010, we repurchased an aggregate of 1.0 million shares of our common stock.

We are precluded by provisions in our 2007 Credit Facility from paying cash dividends on our outstanding common stock until our Consolidated Leverage Ratio is equal to or less than 1.00:1.00.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED AND REMOVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)      Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.02	Bylaws of URS Corporation as amended on February 26, 2010.				X
4.1
Credit Agreement, exhibits and schedules dated as of November 15, 2007, and entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.
X
10.1*	Description of Base Salary, 2010 Performance Metrics and Target Bonuses.	8-K	N/A	3/26/2010
10.2*	URS Corporation Restated Incentive Compensation Plan 2010 Plan Year Summary.	8-K	10.1	3/26/2010
10.3*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.				X
10.4*	Fourth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.				X
10.5*	Fifth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.				X
10.6*	Sixth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.				X
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: May 12, 2010	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
3.02	Bylaws of URS Corporation as amended on February 26, 2010.
4.1
Credit Agreement, exhibits and schedules dated as of November 15, 2007, and entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.

10.3	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.
10.4	Fourth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.
10.5	Fifth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.
10.6	Sixth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.